Form 10-Q
period 2011-01-31
VERVE VENTURES INC
filed 2011-04-04
CIK 1507605

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended January 31, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ____________ to _____________

                         Commission File No. 333-171214


                               VERVE VENTURES INC.
                 (Name of small business issuer in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                  33 Turnberry Drive, Wilmslow, Cheshire k92QW
                    (Address of principal executive offices)

                                (44-161-884-0149)
                          (Issuer's telephone number)

Securities registered pursuant to                          Name of each exchange
    Section 12(b) of the Act:                               on which registered:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                              Common Stock, $0.001
                                (Title of Class)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No []

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]

                    Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

      Class                                   Outstanding as of January 31, 2011
      -----                                   ----------------------------------
Common Stock, $0.001                                        9,050,000

                               VERVE VENTURES INC.

                                    FORM 10-Q

Part 1 FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  3
         Balance Sheets                                                        3
         Statements of Operations                                              4
         Statement of Stockholders' Equity                                     5
         Statements of Cash Flows                                              6
         Notes to Financial Statements                                         7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           14

Item 4.  Controls and Procedures                                              14

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          15

Item 3.  Defaults Upon Senior Securities                                      15

Item 4.  Submission of Matters to a Vote of Security Holders                  15

Item 5.  Other Information                                                    15

Item 6.  Exhibits                                                             15

VERVE VENTURES INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

                                                                  January 31,        October 31,
                                                                     2011               2010
                                                                   --------           --------
                                                                  (unaudited)        (audited)
ASSETS

Current Assets
  Cash and cash equivalents                                        $  4,482           $ 24,653
                                                                   --------           --------

TOTAL ASSETS                                                       $  4,482           $ 24,653
                                                                   ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Current Liabilities
  Accrued expenses                                                 $    400           $      0
  Note payable - related party                                        1,375              1,375
                                                                   --------           --------

TOTAL LIABILITIES                                                     1,775              1,375
                                                                   --------           --------

STOCKHOLDERS' EQUITY
  Common stock, par $0.001, 75,000,000 shares authorized,
   9,050,000 shares issued and outstanding                            9,050              9,050
  Paid in capital                                                    16,200             16,200
  Deficit accumulated during the development stage                  (22,543)            (1,972)
                                                                   --------           --------

TOTAL STOCKHOLDERS' EQUITY                                            2,707             23,278
                                                                   --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  4,482           $ 24,653
                                                                   ========           ========


The accompanying notes are an integral part of the financial statements.

VERVE VENTURES INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                            Period from
                                                    Three months          February 23, 2010
                                                       ended           (Date of Inception) to
                                                     January 31,            January 31,
                                                        2011                   2011
                                                     ----------             ----------
GROSS REVENUES                                       $        0             $        0

OPERATINF EXPENSE

PROFESSIOANL EXPENSE                                      9,200                  9,200

ADMINISTRATIVE EXPENSES                                  11,371                 13,343
                                                     ----------             ----------

TOTAL OPERATING EXPENSES                                 20,571                 22,543
                                                     ----------             ----------

LOSS FROM OPERATIONS                                    (20,571)               (22,543)

OTHER EXPENSES                                                0                      0
                                                     ----------             ----------

NET LOSS BEFORE INCOME TAXES                            (20,571)               (22,543)

PROVISION FOR INCOME TAXES                                    0                      0
                                                     ----------             ----------

NET LOSS                                             $  (20,571)            $  (22,543)
                                                     ==========             ==========

NET LOSS PER SHARE                                   $    (0.00)
                                                     ==========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING         9,050,000
                                                     ==========


The accompanying notes are an integral part of the financial statements.

VERVE VENTURES INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
PERIOD FROM FEBRUARY 23, 2010 (INCEPTION) TO JANUARY 31, 2011

                                                           Common Stock       Additional
                                                     --------------------      Paid in     Accumulated
                                                     Shares        Amount      Capital       Deficit         Total
                                                     ------        ------      -------       -------         -----

Inception, February 23, 2010                               0      $     0      $     0       $      0       $      0

Common stock issued for cash at $0.001
 April 21, 2010                                    3,500,000        3,500           --             --          3,500

Common stock issued for cash at $0.003
 per share July 5, 2010                            3,000,000        3,000        6,000             --          9,000

Common stock issued for cash at $0.005
 per share                                         2,550,000        2,550       10,200             --         12,750

Net loss for the period ended October 31, 2010            --           --           --         (1,972)        (1,972)
                                                   ---------      -------      -------       --------       --------

Balance, October 31, 2010                          9,050,000        6,050       16,200         (1,972)        23,278

Net loss for the three months
 ended January 31, 2011                                   --           --           --        (20,571)       (20,543)
                                                   ---------      -------      -------       --------       --------

Balance, January 31, 2011                          9,050,000      $ 6,050      $16,200       $(22,543)      $  2,707
                                                   =========      =======      =======       ========       ========


The accompanying notes are an integral part of the financial statements.

VERVE VENTURES INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                    Period from
                                                            Three months          February 23, 2010
                                                               ended           (Date of Inception) to
                                                             January 31,            January 31,
                                                                2011                   2011
                                                              --------               --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss for the period                                     $(20,571)              $(22,543)
  Adjustments to Reconcile Net Loss to Net
   Cash Used in Operating Activities:
  Changes in Assets and Liabilities
     Increase (decrease) in accrued expenses                       400                    400
                                                              --------               --------
Net Cash Used in Operating Activities                          (20,171)               (22,143)
                                                              --------               --------
CASH FLOWS FROM INVESTING ACTIVITIES:
                                                              --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from note payable - related party                         0                  1,375
  Proceeds from the sale of common stock                             0                 25,250
                                                              --------               --------
Net Cash Provided by Financing Activities                            0                 26,625
                                                              --------               --------

Net Increase (Decrease) in Cash and Cash Equivalents           (20,171)                 4,482

Cash and Cash Equivalents - Beginning                           24,653                      0
                                                              --------               --------

Cash and Cash Equivalents - Ending                            $  4,482               $  4,482
                                                              ========               ========

Supplemental Cash Flow Information:
  Cash paid for interest                                      $      0               $      0
                                                              ========               ========
  Cash paid for income taxes                                  $      0               $      0
                                                              ========               ========


The accompanying notes are an integral part of the financial statements.

VERVE VENTURES INC.
(A Development Stage Company)
Notes To The Financial Statements (Unaudited)
January 31, 2011


1. ORGANIZATION AND BUSINESS OPERATIONS

VERVE VENTURES INC.("the Company") was incorporated under the laws of the State of Nevada, U.S. on February 23, 2010. The Company is in the development stage as defined under Statement on Financial Accounting Standards Codification FASB ASC 915-205"Development-Stage Entities." and it intends to provide waste removal and disposal services to corporate and individual clients in the United Kingdom. Our services will be focused on a client base that is willing to pay a premium to assure both social and environmental concerns are addressed in all aspects of waste collection and disposal. We intend to operate a fleet of vehicles and a sorting/storage facilities both of which will begin small and scalable.

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, February 23, 2010 through January 31, 2011 the Company has accumulated losses of $22,543.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern
The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $22,543 as of January 31, 2011. and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

c) Cash and Cash Equivalents
The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

d) Use of Estimates and Assumptions
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

e) Foreign Currency Translation
The Company's functional currency is the British Pound and its reporting currency is the United States dollar.

f) Financial Instruments
Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability. ASC 820-10 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that

VERVE VENTURES INC.
(A Development Stage Company)
Notes To The Financial Statements (Unaudited)
January 31, 2011


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the most observable inputs be used when available. FASB ASC 820 establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets. A quoted price in an active market provides the most reliable evidence of fair value and must be used to measure fair value whenever available.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity's own assumptions about the assumptions that market participants would use in pricing an asset or liability. For example, level 3 inputs would relate to forecasts of future earnings and cash flows used in a discounted future cash flows method.

The recorded amounts of financial instruments, including cash equivalents accounts payable and accrued expenses, and long-term debt approximate their market values as of January 31, 2011

g) Stock-based Compensation
We follow ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. The Company granted stock awards, at par value, to its officers, directors and advisors for services rendered in its formation. Accordingly, stock-based compensation has been recorded to date.

h) Income Taxes
Income taxes are accounted for under the assets and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

i) Basic and Diluted Net Loss per Share
The basic earnings (loss) per share are calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.
Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share. Diluted earnings
(loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

VERVE VENTURES INC.
(A Development Stage Company)
Notes To The Financial Statements (Unaudited)
January 31, 2011


j) Fiscal Periods
The Company's fiscal year end is October 31.

k) Recent Accounting Pronouncements
In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company's financial statements, but did eliminate all references to pre-codification standards.

In February 2010, the FASB issued Accounting Standards Update ("ASU") No.2010-09, "Amendments to Certain Recognition and Disclosure Requirements" ("ASU2010-09"), which is included in the FASB Accounting Standards Codification (the "ASC") Topic 855 (Subsequent Events). ASU 2010-09 clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued. ASU 2010-09 is effective upon the issuance of the final update and did not have a significant impact on the Company's financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. COMMON STOCK

The authorized capital of the Company is 75,000,000 common shares with a par value of $ 0.001 per share.
 In April 2010, the Company issued 3,500,000 shares of common stock at a price of $0.001 per share for total cash proceeds of $3,500.

In June and July of 2010, the Company issued 3,000,000 shares of common stock at a price of $0.003 per share for total cash proceeds of $9,000.

 In July, August, September of 2010, the Company issued 2,550,000 shares of common stock at a price of $0.005 per share for total cash proceeds of $12,750.

During the period February 23, 2010 (inception) to October 31, 2010, the Company sold a total of 9,050,000 shares of common stock for total cash proceeds of $25,250.

As of January 31, 2011, 9,050,000 shares are issued and outstanding.

4. INCOME TAXES

As of January 31, 2011, the Company had net operating loss carry forwards of approximately $22,143 that may be available to reduce future years' taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

VERVE VENTURES INC.
(A Development Stage Company)
Notes To The Financial Statements (Unaudited)
January 31, 2011


5. RELATED PARTY TRANSACTONS

February 23, 2010, an officer and director Christopher Clitheroe had loaned the Company $1,275. On March 3, 2010 an officer and director Christopher Clitheroe had loaned the company $100. The loan is non-interest bearing, due upon demand and unsecured. As of January 31, 2011, total amount of notes payable-related party is $1,375.

6. AGREEMENTS

On January 1, 2011 Verve Ventures entered into an agreement with Zyon Technology for services related to Search Engine Optimization and we marketing. The details of this agreement can be found on EDGAR

7. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from January 31, 2011 through March 15, 2011, the date whereupon the financial statements were available issued and has determined that there are no items to disclose.

                           FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

VERVE VENTURES INC. was incorporated under the laws of the State of Nevada on September 25 2008. Our registration statement was filed as Effective with the Securities and Exchange Commission on March 9, 2011.

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," refers to VERVE VENTURES INC.

CURRENT BUSINESS OPERATIONS

As of the date of this Quarterly Report, we have not started operations. The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises ("SFAS No.7") (ASC 915-10). As of January 31, 2011 we have no revenues, have minimal assets and have incurred losses since inception.

The Company intends to provide waste removal and disposal services to corporate and individual clients in the United Kingdom. Our services will be focused on a client base that is willing to pay a premium to assure both social and environmental concerns are addressed in all aspects of waste collection and disposal. We intend to operate a fleet of vehicles and a sorting/storage facilities both of which will begin small and scalable.

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, February 23, 2010 through January 31, 2011 the Company has accumulated losses of $22,543.

RESULTS OF OPERATION

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

THE THREE MONTH PERIOD ENDED JANUARY 31, 2011 AND THE PERIOD FROM INCEPTION (FEBRUARY 23, 2010) TO JANUARY 31, 2011.

Our net loss for the three-months ended January 31, 2011 was approximately ($20,571). During the three-months ended January 31, 2011 and 2009, we did not generate any revenue. Net loss during the period from inception (February 23, 2010) to January 31, 2011 was ($22,543).

During the three-months ended January 31, 2011, we incurred general and administrative, consulting, and professional expenses of approximately $20,571. General and administrative expenses incurred during the three-month period ended January 31, 2011 and 2010 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs. During the period from inception (February 23, 2010) to January 31, 2011, we incurred general and administrative, consulting, and professional expenses of approximately $22,543.

Our net loss during the three-months ended January 31, 2011 was ($20,571) or ($0.00) per share. The weighted average number of shares outstanding was 9,050,000 for the three-month period ended January 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

THREE-MONTH PERIOD ENDED JANUARY 31, 2011

As at the three-months ended January 31, 2011, our current assets were $4,482 and our total liabilities were $1,775, which resulted in a working capital of $2,707As at the three-months ended January 31, 2011, current assets were comprised of $4,482 in cash compared to $24,653 in current assets at fiscal year ended August October 31, 2010. As at the three-months ended January 31, 2011, current liabilities were comprised of $1,375 advances from director compared to $1,375 at fiscal year ended August 31, 2010. Accrued expenses increased by $400 from $0 during the three months ended January 31, 2011.

Stockholders' equity decreased from $23,278 as of October 31, 2010 to $2,707 as of January 31, 2011.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three-month period ended January 31, 2011, net cash flows used in operating activities was ($20,171) consisting primarily of a net loss of ($20,571). Net cash flows used in operating activities was $22,143 for the period from inception (February 23, 2010) to January 31, 2011.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advances from directors or the issuance of equity and debt instruments. For the three-months ended January 31, 2011, we generated $0 net cash from financing activities. For the period from inception (February 23, 2010) to January 31, 2011, net cash provided by financing activities was $26,625 received from sale of common stock and advances from Director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances, equity and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory;
(ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

 As of the date of this Quarterly Report, we have a material commitment. During the period from inception (February 23, 2010) to January 31, 2011, Leslie Clitheroe, our Chief Executive Officer and a director, advanced us $1,375. The advances are non-interest bearing and payable upon demand.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our October 31, 2010 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

EXCHANGE RATE

Our reporting currency is United States Dollars ("USD").

INTEREST RATE

Any future loans will relate mainly to trade payables and will be mainly short-term. However our debt may be likely to rise in connection with expansion and if interest rates were to rise at the same time, this could become a significant impact on our operating and financing activities. We have not entered into derivative contracts either to hedge existing risks of for speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2011. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-months ended January 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 9, 2011, we filed a registration statement on Form S-1 with the Securities and Exchange Commission pursuant to which we registered 3,500,000 shares of our restricted common stock to be issued to certain shareholders and 5,550,000 shares were registered for resale.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d- 14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   VERVE VENTURES INC.


Dated: April 1, 2011               By: /s/ Leslie Clitheroe
                                      -----------------------------------------
                                      Leslie Clitheroe, President and
                                      Chief Executive Officer


Dated: April 1, 2011               By: /s/ Leslie Clitheroe
                                      -----------------------------------------
                                      Leslie Clitheroe, Chief Financial Officer