Form 10-Q
period 2011-04-30
VERVE VENTURES INC
filed 2011-06-14
CIK 1507605

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended April 30, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the transition period from ________ to _________

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

                                 44-161-884-0149
                           (Issuer's telephone number)

Securities registered pursuant to                 Name of each exchange on which
    Section 12(b) of the Act:                                registered:

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [ ] No[ ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

       Class                                    Outstanding as of April 30, 2011
       -----                                    --------------------------------
Common Stock, $0.001                                       9,050,000

                               VERVE VENTURES INC.

                                    FORM 10-Q

Part 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)                                     3
            Balance Sheets                                                     3
            Statements of Operations                                           4
            Statement of Stockholders' Equity (Deficient)                      5
            Statements of Cash Flows                                           6
            Notes to Financial Statements                                      7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          13

Item 4.   Controls and Procedures                                             14

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                   14

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         14

Item 3.   Defaults Upon Senior Securities                                     15

Item 4.   Submission of Matters to a Vote of Security Holders                 15

Item 5.   Other Information                                                   15

Item 6.   Exhibits                                                            15

VERVE VENTURES INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

                                                                    April 30,         October 31,
                                                                      2011               2010
                                                                    --------           --------
                                                                   (unaudited)         (audited)
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                         $  5,485           $ 24,653
                                                                    --------           --------

      TOTAL ASSETS                                                  $  5,485           $ 24,653
                                                                    ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Current Liabilities
  Note payable - related party                                      $  6,375           $  1,375
                                                                    --------           --------
      TOTAL LIABILITIES                                                6,375              1,375
                                                                    --------           --------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, par $0.001, 75,000,000 shares authorized,
   9,050,000 shares issued and outstanding                             9,050              9,050
  Paid in capital                                                     16,200             16,200
  Deficit accumulated during the development stage                   (26,140)            (1,972)
                                                                    --------           --------
      TOTAL STOCKHOLDERS' EQUITY(DEFICIT)                               (890)            23,278
                                                                    --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)           $  5,485           $ 24,653
                                                                    ========           ========


    The accompanying notes are an integral part of the financial statements.

VERVE VENTURES INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                 Period from
                                                      Three months          Six Months        February 23, 2010
                                                         ended                ended        (Date of Inception) to
                                                        April 30,            April 30,            April 30,
                                                          2011                 2011                 2011
                                                       ----------           ----------           ----------
GROSS REVENUES                                         $        0           $        0           $        0
                                                       ----------           ----------           ----------
OPERATING EXPENSES
  Professioanl Expenses                                     2,400               11,600               11,600
  Administrative Expenses                                   1,197               12,568               14,540
                                                       ----------           ----------           ----------
TOTAL OPERATING EXPENSES                                    3,597               24,168               26,140
                                                       ----------           ----------           ----------

LOSS FROM OPERATIONS                                       (3,597)             (24,168)             (26,140)
OTHER EXPENSES                                                  0                    0                    0
                                                       ----------           ----------           ----------
NET LOSS BEFORE INCOME TAXES                               (3,597)             (24,168)             (26,140)

PROVISION FOR INCOME TAXES                                      0                    0                    0
                                                       ----------           ----------           ----------

NET LOSS                                               $   (3,597)          $  (24,168)          $  (26,140)
                                                       ==========           ==========           ==========

NET LOSS PER SHARE                                     $    (0.00)          $    (0.00)
                                                       ==========           ==========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING           9,050,000            9,050,000
                                                       ==========           ==========


    The accompanying notes are an integral part of the financial statements.

VERVE VENTURES INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DFICIENT)
PERIOD FROM FEBRUARY 23, 2010 (INCEPTION) TO APRIL 30, 2011

                                             Common Stock              Additional
                                         ---------------------          Paid in       Accumulated
                                         Shares         Amount          Capital         Deficit         Total
                                         ------         ------          -------         -------         -----
Inception, February 23, 2010                    0      $       0       $       0      $       0      $       0

Common stock issued for cash at
 $0.001 April 21, 2010                  3,500,000      $   3,500              --             --      $   3,500

Common stock issued for cash at
 $0.003 per share July 5, 2010          3,000,000          3,000           6,000             --          9,000

Common stock issued for cash at
 $0.005 per share                       2,550,000          2,550          10,200             --         12,750

Net loss for the period ended
 October 31, 2010                              --             --              --         (1,972)        (1,972)
                                        ---------      ---------       ---------      ---------      ---------
Balance, October 31, 2010               9,050,000          6,050          16,200         (1,972)        23,278

Net loss for the six months
 ended April 30, 2011                          --             --              --        (24,168)       (24,168)
                                        ---------      ---------       ---------      ---------      ---------

Balance, April 30, 2011 (Unaudited)     9,050,000      $   6,050       $  16,200      $ (26,140)     $    (890)
                                        =========      =========       =========      =========      =========


    The accompanying notes are an integral part of the financial statements.

VERVE VENTURES INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                Period from
                                                             Six months      February 23, 2010
                                                               ended       (Date of Inception) to
                                                              April 30,          April 30,
                                                                2011               2011
                                                              --------           --------
Cash Flows from Operating Activities:
           Net loss for the period                            $(24,168)          $(26,140)
                                                              --------           --------
Adjustments to Reconcile Net Loss to Net Cash
 Used in Operating Activities:
   Changes in Assets and Liabilities
   Increase (decrease) in accrued expenses
                                                              --------           --------
           Net Cash Used in Operating Activities               (24,168)           (26,140)
                                                              --------           --------

Cash Flows from Investing Activities:                               --                 --
  Cash Flows from Financing Activities:
  Proceeds from note payable - related party                     5,000              6,375
  Proceeds from the sale of common stock                             0             25,250
                                                              --------           --------
           Net Cash Provided by Financing Activities             5,000             31,625
                                                              --------           --------
Net Increase (Decrease) in Cash and Cash Equivalents           (19,168)             5,485
Cash and Cash Equivalents - Beginning                           24,653                  0
                                                              --------           --------

Cash and Cash Equivalents - Ending                            $  5,485           $  5,485
                                                              ========           ========
Supplemental Cash Flow Information:
  Cash paid for interest                                      $      0           $      0
                                                              ========           ========
  Cash paid for income taxes                                  $      0           $      0
                                                              ========           ========


    The accompanying notes are an integral part of the financial statements.

VERVE VENTURES INC.
(A Development Stage Company)
Notes To The Financial Statements (Unaudited)
April 30, 2011


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

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, February 23, 2010 through April 30, 2011 the Company has accumulated losses of $26,140.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern
The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $26,140 as of April 30, 2011. and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

VERVE VENTURES INC.
(A Development Stage Company)
Notes To The Financial Statements (Unaudited)
April 30, 2011


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f) Financial Instruments
Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability. ASC 820-10 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. FASB ASC 820 establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

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

The recorded amounts of financial instruments, including cash equivalents accounts payable and accrued expenses, and long-term debt approximate their market values as of April 30, 2011

g) Stock-based Compensation
We follow ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. The Company granted stock awards, at par value, to its officers, directors and advisors for services rendered in its formation. Accordingly, stock-based compensation has been recorded to date.

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

i) Basic and Diluted Net Loss per Share
The basic earnings (loss) per share are calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the

VERVE VENTURES INC.
(A Development Stage Company)
Notes To The Financial Statements (Unaudited)
April 30, 2011


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company

j) Fiscal Periods
The Company's fiscal year end is October 31.

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

As of April 30, 2011, 9,050,000 shares are issued and outstanding.

4. INCOME TAXES

As of April 30, 2011, the Company had net operating loss carry forwards of approximately $26,140 that may be available to reduce future years' taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

VERVE VENTURES INC.
(A Development Stage Company)
Notes To The Financial Statements (Unaudited)
April 30, 2011


5. RELATED PARTY TRANSACTIONS

February 23, 2010, an officer and director Christopher Clitheroe had loaned the Company $1,275. On March 3, 2010 an officer and director Christopher Clitheroe had loaned the company $100. On April 27, 2011 an officer and director Christopher Clitheroe had loaned the Company $5,000. The loan is non-interest bearing, due upon demand and unsecured. As of April 30, 2011, total amount of notes payable-related party is $6,375.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

VERVE VENTURES INC. was incorporated under the laws of the State of Nevada on February 23, 2010. Our registration statement was filed as Effective with the Securities and Exchange Commission on March 9, 2011.

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," refers to VERVE VENTURES INC.

CURRENT BUSINESS OPERATIONS

As of the date of this Quarterly Report, we have not started operations. The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises ("SFAS No.7") (ASC 915-10). As of April 30, 2011 we have no revenues, have minimal assets and have incurred losses since inception.

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

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, February 23, 2010 through April 30, 2011 the Company has accumulated losses of $26,140. At present we are seeking sources of financing to carry out our business plan.

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

THE SIX MONTH PERIOD ENDED APRIL 30, 2011 AND THE PERIOD FROM INCEPTION (FEBRUARY 23, 2010) TO APRIL 30, 2011.

Our net loss for the six-months ended April 30, 2011 was approximately ($24,168). During the six-months ended April 30, 2011, we did not generate any revenue. Net loss during the period from inception (February 23, 2010) to April 30, 2011 was ($26,140).

During the six-months ended April 30, 2011, we incurred general and administrative, consulting, and professional expenses of approximately $24,168. General and administrative expenses incurred during the three-month period ended April 30, 2011 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs. During the period from inception (February 23, 2010) to April 30, 2011, we incurred general and administrative, consulting, and professional expenses of approximately $26,140.

Our net loss during the six-months ended April 30, 2011 was ($24,168) or ($0.00) per share. The weighted average number of shares outstanding was 9,050,000 for the six-month period ended April 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

AS OF APRIL 30, 2011

As of April 30, 2011, our current assets were $5,485 and our total liabilities were $6,375, which resulted in a working (deficit) of ($890), As of April 30, 2011, current assets were comprised of $5,485 in cash compared to $24,653 in current assets at October 31, 2010. As of April 30, 2011, current liabilities were comprised of $6,375 advances from director compared to $1,375 at October 31, 2010.

Stockholders' equity (deficit) decreased from $23,278 as of October 31, 2010 to ($890) as of April 30, 2011.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six-month period ended April 30, 2011, net cash flows used in operating activities was ($24,168) consisting primarily of a net loss of ($24,168). Net cash flows used in operating activities was $26,140 for the period from inception (February 23, 2010) to April 30, 2011.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advances from directors or the issuance of equity and debt instruments. For the six-months ended April 30, 2011, we generated $5,000 net cash from financing activities. For the period from inception (February 23, 2010) to April 30, 2011, net cash provided by financing activities was $31,625 received from sale of common stock and advances from Director.

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

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we have a material commitment. During the period from inception (February 23, 2010) to April 30, 2011, Leslie Clitheroe, our Chief Executive Officer and a director, advanced us $6,375. The advances are non-interest bearing and payable upon demand.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2011. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-months ended April 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibits:

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

                                         VERVE VENTURES INC.


Dated: June 14, 2011                     By: /s/ Leslie Clitheroe
                                             -----------------------------------
                                             Leslie Clitheroe, President and
                                             Chief Executive Officer


Dated: June 14, 2011                     By: /s/ Leslie Clitheroe
                                             -----------------------------------
                                             Leslie Clitheroe,
                                             Chief Financial Officer