Form 10-Q
period 2011-07-31
VERVE VENTURES INC
filed 2011-09-14
CIK 1507605

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended July 31, 2011

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

Securities registered pursuant to Section         Name of each exchange on which
           12(b) of the Act:                                 registered:
                                      None

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ x ] No []

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

      Class                                      Outstanding as of July 31, 2011
      -----                                      -------------------------------
Common Stock, $0.001                                       9,050,000

                               VERVE VENTURES INC.

                                    FORM 10-Q

Part 1. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                      3

         Balance Sheets                                                        3
         Statements of Operations                                              4
         Statement of Stockholders' Equity (Deficient)                         5
         Statements of Cash Flows                                              6
         Notes to Financial Statements                                         7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           14

Item 4.  Controls and Procedures                                              14

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          15

Item 3.  Defaults Upon Senior Securities                                      15

Item 4.  Submission of Matters to a Vote of Security Holders                  15

Item 5.  Other Information                                                    15

Item 6.  Exhibits                                                             15

VERVE VENTURES INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

                                                                    July 31,          October 31,
                                                                      2011               2010
                                                                    --------           --------
                                                                   (unaudited)        (audited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                         $  3,572           $ 24,653
  Prepaid Expenses                                                     4,435                 --
                                                                    --------           --------

      TOTAL ASSETS                                                  $  8,007           $ 24,653
                                                                    ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Current Liabilities
  Accounts Payable                                                  $  2,110           $     --
  Note payable - related party                                        10,375              1,375
                                                                    --------           --------
      TOTAL LIABILITIES                                               12,485              1,375
                                                                    --------           --------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, par $0.001, 75,000,000 shares authorized,
   9,050,000 shares issued and outstanding                             9,050              9,050
  Paid in capital                                                     16,200             16,200
  Deficit accumulated during the development stage                   (29,728)            (1,972)
                                                                    --------           --------
      TOTAL STOCKHOLDERS' EQUITY(DEFICIT)                             (4,478)            23,278
                                                                    --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)          $  8,007           $ 24,653
                                                                    ========           ========


    The accompanying notes are an integral part of the financial statements.

VERVE VENTURES INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                      Period from        Period from
                                                                                   February 23, 2010  February 23, 2010
                                     Three months     Nine Months   Three months       (Date of           (Date of
                                        ended           ended          ended          Inception to      Inception) to
                                       July 31,        July 31,       July 31,          July 31,           July 31,
                                         2011            2011           2010              2010               2011
                                      ----------      ----------     ----------        ----------         ----------
GROSS REVENUES                        $       --      $       --     $       --        $       --         $       --

OPERATING EXPENSES
  Professioanl Expenses                    2,500          14,100             --                --             14,100
  Administrative Expenses                  1,088          13,656             10             1,285             15,628
                                      ----------      ----------     ----------        ----------         ----------
TOTAL OPERATING EXPENSES                   3,588          27,756             10             1,285             29,728
                                      ----------      ----------     ----------        ----------         ----------

LOSS FROM OPERATIONS                      (3,588)        (27,756)           (10)           (1,285)           (29,728)

OTHER EXPENSES                                --              --             --                --                 --
                                      ----------      ----------     ----------        ----------         ----------
NET LOSS BEFORE INCOME TAXES              (3,588)        (27,756)           (10)           (1,285)           (29,728)

PROVISION FOR INCOME TAXES                    --              --             --                --                 --
                                      ----------      ----------     ----------        ----------         ----------

NET LOSS                              $   (3,588)     $  (27,756)    $      (10)       $   (1,285)        $  (29,728)
                                      ==========      ==========     ==========        ==========         ==========

NET LOSS PER SHARE                    $    (0.00)     $    (0.00)    $    (0.00)       $    (0.00)        $    (0.00)
                                      ==========      ==========     ==========        ==========         ==========
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                           9,050,000       9,050,000      4,347,826         2,772,152
                                      ==========      ==========     ==========        ==========


    The accompanying notes are an integral part of the financial statements.

VERVE VENTURES INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DFICIENT)
PERIOD FROM FEBRUARY 23, 2010 (INCEPTION) TO JULY 31, 2011

                                             Common Stock             Additional
                                        ----------------------         Paid in       Accumulated
                                        Shares          Amount         Capital         Deficit          Total
                                        ------          ------         -------         -------          -----
Inception, February 23, 2010                   0      $       0       $       0       $       0       $       0
                                       ---------      ---------       ---------       ---------       ---------
Common stock issued for cash
 at $0.001 April 21, 2010              3,500,000      $   3,500              --              --       $   3,500

Common stock issued for cash
 at $0.003 per share July 5, 2010      3,000,000          3,000           6,000              --           9,000

Common stock issued for cash
 at $0.005 per share                   2,550,000          2,550          10,200              --          12,750

Net loss for the period ended
 October 31, 2010                             --             --              --          (1,972)         (1,972)
                                       ---------      ---------       ---------       ---------       ---------
Balance, October 31, 2010              9,050,000          6,050          16,200          (1,972)         23,278

Net loss for the nine months
 ended July 31, 2011                          --             --              --         (27,756)        (27,756)
                                       ---------      ---------       ---------       ---------       ---------

Balance, July 31, 2011 (Unaudited)     9,050,000      $   6,050       $  16,200       $ (29,728)      $  (4,478)
                                       =========      =========       =========       =========       =========


    The accompanying notes are an integral part of the financial statements.

VERVE VENTURES INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                  Period from
                                                                                Period from     February 23, 2010
                                                             Nine months        February 23,        (Date of
                                                               ended             2010 to          Inception) to
                                                              July 31,             July               July
                                                                2011               2010               2011
                                                              --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss for the period                                     $(27,756)          $ (1,285)          $(29,728)
  Adjustments to Reconcile Net Loss to Net Cash
   Used in Operating Activities:
     Changes in Assets and Liabilities
     Increase in Prepaid Expense                                (4,435)                --             (4,435)
     Increase (decrease) in Accounts Payable                     2,110                 --              2,110
                                                              --------           --------           --------
           NET CASH USED IN OPERATING ACTIVITIES              $(30,081)          $ (1,285)          $(32,053)
                                                              --------           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:                               --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from note payable - related party                     9,000              1,375             10,375
  Proceeds from the sale of common stock                            --             10,700             25,250
                                                              --------           --------           --------
           NET CASH PROVIDED BY FINANCING ACTIVITIES             9,000             12,075             35,625
                                                              --------           --------           --------
Net Increase (Decrease) in Cash and Cash Equivalents           (21,081)            10,790              3,572

Cash and Cash Equivalents - Beginning                           24,653                 --                 --
                                                              --------           --------           --------

Cash and Cash Equivalents - Ending                            $  3,572           $ 10,790           $  3,647
                                                              ========           ========           ========
Supplemental Cash Flow Information:
  Cash paid for interest                                      $     --           $     --           $     --
                                                              ========           ========           ========
  Cash paid for income taxes                                  $     --           $     --           $     --
                                                              ========           ========           ========


    The accompanying notes are an integral part of the financial statements.

VERVE VENTURES INC.
(A Development Stage Company)
Notes To The Financial Statements (Unaudited)
July 31, 2011


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

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, February 23, 2010 through July 31, 2011 the Company has accumulated losses of $29,728.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern
The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $29,728 as of July 31, 2011, and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

VERVE VENTURES INC.
(A Development Stage Company)
Notes To The Financial Statements (Unaudited)
July 31, 2011


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f) Financial Instruments
Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability. ASC 820-10 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. FASB ASC 820 establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

     * Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets. A quoted price in an active market provides the most reliable evidence of fair value and must be used to measure fair value whenever available.
     * Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
     * Level 3: Significant unobservable inputs that reflect a reporting entity's own assumptions about the assumptions that market participants would use in pricing an asset or liability. For example, level 3 inputs would relate to forecasts of future earnings and cash flows used in a discounted future cash flows method.

The recorded amounts of financial instruments, including cash equivalents accounts payable and accrued expenses, and long-term debt approximate their market values as of July 31, 2011

g) Stock-based Compensation
We follow ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. The Company granted stock awards, at par value, to its officers, directors and advisors for services rendered in its formation. Accordingly, stock-based compensation has been recorded to date.

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

VERVE VENTURES INC.
(A Development Stage Company)
Notes To The Financial Statements (Unaudited)
July 31, 2011


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

As of July 31, 2011, 9,050,000 shares are issued and outstanding.

4. INCOME TAXES

As of July 31, 2011, the Company had net operating loss carry forwards of approximately $29,728 that may be available to reduce future years' taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

VERVE VENTURES INC.
(A Development Stage Company)
Notes To The Financial Statements (Unaudited)
July 31, 2011


5. RELATED PARTY TRANSACTONS

February 23, 2010, an officer and director Christopher Clitheroe had loaned the Company $1,275. On March 3, 2010 an officer and director Christopher Clitheroe had loaned the company $100. On April 27, 2011 an officer and director Christopher Clitheroe had loaned the Company $5,000. On June 17, 2011 an officer and director Christopher Clitheroe had loaned the Company $4,000.The loans are non-interest bearing, due upon demand and unsecured. As of July 31, 2011, total amount of notes payable-related party is $10,375.

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

CURRENT BUSINESS OPERATIONS

As of the date of this Quarterly Report, we have not started operations. The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises ("SFAS No.7") (ASC 915-10). As of July 31, 2011 we have no revenues, have minimal assets and have incurred losses since inception.

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

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, February 23, 2010 through July 31, 2011 the Company has accumulated losses of $29,728. At present we are seeking sources of financing to carry out our business plan.

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

THE NINE MONTH PERIOD ENDED JULY 31, 2011 AND THE PERIOD FROM INCEPTION (FEBRUARY 23, 2010) TO JULY 31, 2011

Our net loss for the nine-months ended July 31, 2011 was approximately $27,756. During the nine-months ended July 31, 2011, we did not generate any revenue. Net loss during the period from inception (February 23, 2010) to July 31, 2011 was $29,728).

During the nine-months ended July 31, 2011, we incurred general and administrative, consulting, and professional expenses of approximately $27,756. General and administrative expenses incurred during the nine-month period ended July 31, 2011 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs. During the period from inception (February 23, 2010) to July 31, 2011, we incurred general and administrative, consulting, and professional expenses of approximately $29,728.

Our net loss during the nine-months ended July 31, 2011 was $27,756 or ($0.00) per share. The weighted average number of shares outstanding was 9,050,000 for the nine-month period ended July 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

AS OF JULY 31, 2011

As of July 31, 2011, our current assets were $8,007 and our total liabilities were $12,485, which resulted in a working (deficit) of ($4,478), As of July 31, 2011, current assets were comprised of $3,572 in cash and $4,435 prepaid expense compared to $24,653 in cash at October 31, 2010. As of July 31, 2011, current liabilities were comprised of $10,375 advances from director and $2,110 in accounts payable compared to $1,375 in advances from director at October 31, 2010.

Stockholders' equity (deficit) decreased from $23,278 as of October 31, 2010 to ($4,478) as of July 31, 2011.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine-month period ended July 31, 2011, net cash flows used in operating activities was $30,081 consisting primarily of a net loss of $27,756. Net cash flows used in operating activities was $32,053 for the period from inception (February 23, 2010) to July 31, 2011.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advances from directors or the issuance of equity and debt instruments. For the nine-months ended July 31, 2011, we generated $9,000 net cash from financing activities. For the period from inception (February 23, 2010) to July 31, 2011, net cash provided by financing activities was $35,625 received from sale of common stock and advances from Director.

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

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we have a material commitment. During the period from inception (February 23, 2010) to July 31, 2011, Leslie Clitheroe, our Chief Executive Officer and a director, advanced us $10,375. The advances are non-interest bearing and payable upon demand.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2011. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-months ended July 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101      Interactive Data Files pursuant to Rule 405 of Regulation S-T.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         VERVE VENTURES INC.
Dated: September 14, 2011

                                         By: /s/ Leslie Clitheroe
                                             -----------------------------------
                                             Leslie Clitheroe, President and
                                             Chief Executive Officer


Dated: September 14, 2011
                                         By: /s/ Leslie Clitheroe
                                             -----------------------------------
                                             Leslie Clitheroe,
                                             Chief Financial Officer