Form 10-K
period 2011-10-31
American Strategic Minerals Corp
filed 2011-12-14
CIK 1507605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from N/A to N/A .

Commission File No. 333-171214

American Strategic Minerals Corporation (Exact Name of Registrant as Specified in its Charter)

Nevada (State or other jurisdiction of incorporation or organization)	01-0949984 (IRS Employer Identification Number)

33 Turnberry Drive Wilmslow, Cheshire Sk92QW Tel: 44-161-884-0149 (Address of Principal Executive Offices)

Registrant's Telephone Number, including area code: 44-161-884-0149

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-Accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price of $0.01, the price of the last private placement of common equity: $75,625.

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. 12,269,144 issued and outstanding as of December 13, 2011.

American Strategic Minerals Corporation
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2011

PART I

ITEM 1.  BUSINESS

We were incorporated in the State of Nevada on February 23, 2010.  On November 25, 2011, our board of directors approved our Amended and Restated Articles of Incorporation to authorize (i) the change of our name to “American Strategic Minerals Corporation” from “Verve Ventures, Inc.,” (ii) increase our authorized capital stock to 250,000,000 shares, consisting of 200,000,000 shares of common stock and 50,000,000 shares of “Blank Check” Preferred Stock and (iii) change the par value of our capital stock to $0.0001 per share from $0.001 per share. Our authorized capital stock prior to the approval of our Amended and Restated Articles of Incorporation consist only of 75,000,000 shares of common stock, par value of $0.001 per share.  On December 7, 2011, we filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Nevada in order to change our name to “American Strategic Minerals Corporation” from “Verve Ventures, Inc.”   Our name change became effective for our principal market, the over the counter bulletin board on December 13, 2011, and a new trading symbol will become effective approximately 20 business days after December 13, 2011.  In connection with the foregoing, we are exploring additional business opportunities.  As a result, our historical business as described in this Annual Report on Form 10-K may be discontinued due to the reevaluation of our business, among other reasons.

We have not started operations but have set up a toll free number and started work on a corporate website (www.vervejunk.com). We intend to provide waste removal and disposal services to corporate and individual clients in the United Kingdom. Our services will be focused on a client base that is willing to pay a premium to assure that social and environmental concerns are addressed in all aspects of waste collection and disposal. We intend to operate a fleet of vehicles and a sorting/storage facilities both of which will begin small and scalable.

Initially we plan to outfit two ‘Waste-Removal Vehicles’ that will be used to collect waste and bring it to a processing/storage facility that where waste will be organized into specialized categories to make sure that all waste is dealt with in the most socially and environmentally responsible manner. There will be 5 main categories of ‘waste’:

•
Recyclable: Recyclable materials include all products and materials that require further processing and refinement to be made into new produces. These materials include the vast majority of containers, glass, plastics, cardboards, fibrous materials, metals and other. These materials will be stored for delivery to a recycling plant.

•
Recyclable (compost): Though the majority of our waste removal will not include perishables or other compostable nitrogen and phosphate rich materials any such materials will be stored in a compost area and resold as an aftermarket compost product.

•
Reusable (charity): All clothing, furniture and electronic items that are collected. Items of adequate quality will be stored and delivered to the most relevant charity in order to assure they go to a worthy cause.

•	Reusable (resale): All materials that can be used for construction including, beams, plywood, rebar, ect. These products will be stored and offered for resale.

•	Waste: All materials and products that do not fit into the other four categories.

Before any revenue is generated we will require additional capital.  We can only commence operations if we raise cash through the future sale of shares.  We will require additional financing of $350,000 in order to proceed with our full business plan for a full year. We plan to sell additional common shares in order to raise the funds necessary to pursue our plan of operations. Issuances of additional shares will result in dilution to our existing shareholders. We also may receive loans from our officers and directors.  We currently do not have any arrangements in place for obtaining director loans and there is no assurance that we will be successful in completing any equity financing.

If we are successful in raising capital we intend on carrying out our plan of operations. We expect that our revenues will be based on the amount of clients we are able to provide our services to and our ability to keep consistent clientele.

Our prices will range from $100 – $500 and will be dependent on the size of the load and whether waste can be brought strait to a disposal facility or if it has to be sorted at our corporate plant. If we are to assume an average client will be billed $250 (towards the conservative end) we will require approximately 1200 clients per year in order to pay for all operational expenditures. While 1300 clients per year are required in order to break even with total costs inclusive of operational and corporate overhead. Based on a full year not taking into consideration holidays that works out to be 3.5 clients served (loads picked up) per day.

We have budgeted for capacity to serve 3-5 pickups per day per vehicle based on the distance, size and location of the pickup. With two vehicles this provides capacity to operate in excess of breakeven levels. Management believes our marketing efforts and the ability to attract clientele will be the primary factor of our success.

Market

If we are able to raise capital in an additional equity offering we intend to locate our shop in the Greater Manchester Area. The last population census for Manchester and the Greater Manchester Area estimated the 2001 population of Manchester at 441,200 and the Greater Manchester Area at 2,547,700. We expect our primary users to be residences with detached houses and businesses of all categories.  There are many competitors currently in the ‘junk removal’ business. There is no guarantee that we will be able to capture a sizable proportion of the local marketplace in order to break even and eventually reach profitable levels of clientele.

Marketing

We intend to differentiate ourselves by our social and environmental approach and not compete on a price model with the numerous companies already occupying that space.  Our website will focus on the things that make our service green and socially conscious:

•	Differentiation of waste to make sure the highest possible amount of waste is recycled, reused, or donated.

•	Offsetting of carbon footprint from all vehicles.

In addition we will hand out pamphlets and coupons at environmental functions and use some of our marketing budget to help sponsor social and environmental functions so to directly advertise to our target market.

Insurance

We do not maintain any insurance at present but intend to insure all timber assets if such insurance for carbon projects becomes available. At present there is no insurance available for forest-based carbon projects.  Because we do not have any insurance at present, if we are made a party of a liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

Employees

We are a development stage company and currently have no employees, other than our two officers and directors. We intend to hire additional employees if we are able to raise the required funds.

Government Regulations

We are required to have a business license as well as comply with all laws regarding waste brokers and dealers in the United Kingdom and Wales.

Waste Brokers and Dealers and Environmental Permitting:

Corporations dealing in waste must register as waste brokers. In addition, corporations that store waste on their own sites must be authorized to do so by an environmental permit. If a corporation has an environmental permit there is no need to register as a waste broker.

Environmental permitting is a risk-based regime for regulating business activities that could have an impact on the environment and human health. It is a streamlined system for managing environmental permits with common procedures for appeals, changes and transfers. In order to obtain an environmental permit an application must be filled out.  We would need to submit a Standard Permit Application to the UK Environmental Agency.  In order to comply with the environmental permit we must comply with any conditions issued by the regulator and inform the regulator in advance if any changes to operations are to be made. This process costs nothing unless the application requires the Environmental Agency to advertise an application in accordance with the public participation statement. In this case a £500 (USD$800) charge, or cost if lower, will be required from the corporation applying. The process takes approximately 3-6 weeks and the UK Environmental Agency must process a Standard Permit Application within three months of receipt.

If a corporation does not comply with the conditions set by the regulator of an environmental permit the regulator has the following enforcement procedures:

•	Minor breaches: the regulator will discuss what is needed to comply with environmental permitting

•	Serious breaches: the regulator may issue a suspension notice, enforcement notice, prosecute or revoke the permit

Carriers License:

To transport any type of waste in the UK a corporation must have a waste carrier license. New applications cost £154 (USD$246) and renewal applications cost £105 (USD$168). Applications are processed in the order the UK Environmental Agency receives them and the current process time ranges from 2-3 weeks.  Legislation provides that the applications be processed within two months of receipt.

Research and Development

We have not incurred any other research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal offices are located at 33 Turnberry Drive Wilmslow, Cheshire Sk92QW.  Our telephone number is 44-161-884-0149. The current office space is being loaned to use free of charge by our Secretary and director Christopher Clitheroe. We intend to move to a more suitable location in the greater Manchester area if we are able to raise additional capital through an equity placement. We do not pay any rent and there is no agreement to pay any rent in the future.  Such costs are immaterial to the financial statements and, accordingly have not been reflected therein.

ITEM 3.  LEGAL PROCEEDINGS.

We are not presently a party to any material legal proceedings nor are we aware of any such threatened or pending litigation.

ITEM 4.  REMOVED AND RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted under the symbol VNTS.OB. We expect that we shall receive a new symbol approximately 20 business days following December 13, 2011. Our common stock has never traded regularly.

Holders

As of December 13, 2011, there were 21 holders of record of our common stock.

Dividends

In the past, we have not declared or paid cash dividends on our common stock, and we do not intend to pay any cash dividends on our common stock. Rather, we intend to retain future earnings (if any) to fund the operation and expansion of our business and for general corporate purposes. Subject to legal and contractual limits, our board of directors will make any decision as to whether to pay dividends in the future.

Recent Sales of Unregistered Securities

We issued 3,000,000 shares of our common stock to Leslie Clitheroe on April 7, 2010. Mr. Clitheroe is our President, Treasurer and a Director. He acquired these 3,000,000 shares at a price of $0.001 per share for total proceeds to us of $3,000.00. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933 (the "Securities Act").

We issued 500,000 shares of our common stock to Christopher Clitheroe on April 21, 2010. At the time of the purchase Mr. Clitheroe was our Secretary and he currently serves as our Secretary and as a Director. He acquired these 500,000 shares at a price of $0.001 per share for total proceeds to us of $500.00. These shares were issued pursuant to Section 4(2) of the Securities Act.

We completed an offering of 3,000,000 shares of our common stock at a price of $0.003 per share to 10 purchasers on July 5, 2010.  The total amount received from this offering was $9,000. We completed this offering pursuant to Regulation S of the Securities Act.

We completed an offering of 2,550,000 shares of our common stock at a price of $0.005 per share to ten purchasers in September, 2010.  The total amount received from this offering was $12,750. We completed this offering pursuant to Regulation S of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA.

Not required.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We were incorporated in the State of Nevada on February 23, 2010.  On November 25, 2011, our board of directors approved our Amended and Restated Articles of Incorporation to authorize (i) the change of our name to “American Strategic Minerals Corporation” from “Verve Ventures, Inc.,” (ii) increase our authorized capital stock to 250,000,000 shares, consisting of 200,000,000 shares of common stock and 50,000,000 shares of “Blank Check” Preferred Stock and (iii) change the par value of our capital stock to $0.0001 per share from $0.001 per share. Our authorized capital stock prior to the approval of our Amended and Restated Articles of Incorporation consist only of 75,000,000 shares of common stock, par value of $0.001 per share. On November 25, 2011, our board of directors authorized a dividend, whereby an additional 0.362612612 shares of common stock, par value $0.0001 per share, will be issued on each one share of common stock outstanding on December 9, 2011.  The payment date of the dividend is December 13, 2011.  On December 7, 2011, we filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Nevada in order to change our name to “American Strategic Minerals Corporation” from “Verve Ventures, Inc.”   Our name change was effective for our principal market, the over the counter bulletin board, on December 13, 2011.  In connection with the foregoing, we are exploring additional business opportunities.  As a result, our historical business as described in this Annual Report on Form 10-K may be discontinued due to the reevaluation of our business, among other reasons.

Significant Accounting Policies

Development Stage Company

We have been in the development stage since our formation and have not yet realized any revenues from our planned operations. We have not commenced business operations. We are a development stage company as defined in Accounting Standards Codification (“ASC”) 915 “Development Stage Entities”.

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

Fair Value of Financial Instruments

We adopted Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures”, for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing US GAAP that require the use of fair value measurements which establishes a framework for measuring fair value and expands disclosure about such fair value measurements.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The carrying amounts reported in the balance sheet for cash, prepaid expenses and note payable – related party approximate their estimated fair market value based on the short-term maturity of this instrument.

In addition, FASB ASC 825-10-25 “Fair Value Option” was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.

Stock-based Compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date.

Recent Accounting Pronouncements

In May 2011, FASB issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU No. 2011-04”). ASU No. 2011-04 provides guidance which is expected to result in common fair value measurement and disclosure requirements between U.S. GAAP and IFRS. It changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. It is not intended for this update to result in a change in the application of the requirements in Topic 820. The amendments in ASU No. 2011-04 are to be applied prospectively. ASU No. 2011-04 is effective for public companies for interim and annual periods beginning after December 15, 2011. Early application is not permitted. This update is not expected to have a material impact on the Company’s financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”). In ASU No. 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in ASU No. 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. They also do not change the presentation of related tax effects, before related tax effects, or the portrayal or calculation of earnings per share. The amendments in ASU No. 2011-05 should be applied retrospectively. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. This update is not expected to have a material impact on the Company’s financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other (Topic 350)” (“ASU No. 2011-08”). In ASU No. 2011-08, an entity is permitted to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. The ASU’s objective is to simplify how an entity tests goodwill for impairment. The amendments in ASU No. 2011-08 are effective for annual and interim goodwill and impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company is evaluating the requirements of ASU No. 2011-08 and has not yet determined whether a revised approach to evaluation of goodwill impairment will be used in future assessments. The Company does not expect the adoption of ASU No. 2011-08 to have a material impact on its financial statements.

Other accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Results of Operations

From Inception on February 23, 2010 to October 31, 2011

Our loss since inception is $32,900. We have not started our proposed business operations and we have no plans to do so until we have sourced additional financing. Since inception, we sold 9,050,000 shares of common stock to our officers and directors for $25,250.

For the Year Ended October 31, 2011, the Period from February 23, 2010 (Inception) to October 31, 2010 and the Period from February 23, 2010 (Inception) to October 31, 2011

We did not earn any revenues for the fiscal year ending October 31, 2011. Our net loss for the fiscal year ended October 31, 2011 was ($30,928) compared to a net loss of ($1,972) for the period from February 23, 2010 (Inception) to October 31, 2010. For the year ended October 31, 2011 and for the period from February 23, 2010 (Inception) to October 31, 2010, general and administrative expenses were $30,928 and $1,972. General and administrative expenses incurred were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting associated with on-going SEC reporting requirements, and developmental costs.

We have not attained profitable operations and are dependent upon obtaining financing to continue with our business plan. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

Liquidity and capital resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At October 31, 2011, we had a cash balance of $55 and working capital deficit of $7,650. We have been funding our operations through loans advance to us by our officer and director for operating capital purposes.  As of October 31, 2011, our total assets were $3,400 and our total liabilities were $11,050 owed to Christopher Clitheroe, our officer and director.

Our financial statements from inception (February 23, 2010) through the fiscal year ended October 31, 2011 reported no revenues which is not sufficient to fund our operating expenses. At October 31, 2011, we had a cash balance of $55 and working capital deficit of $7,650.   We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations for 12 months. We presently have no other alternative source of working capital. We do not have revenues to support our daily operations. We do not anticipate we will be profitable in fiscal year 2012.  Therefore our future operations will be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. The trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Due to adverse financing conditions the company is also seeking strategic alternatives including but not limited to debt instruments, acquisitions and reverse mergers.

Accordingly, our accountants have indicated in their Report of Independent Registered Public Accounting Firm for the year ended October 31, 2011 that there is substantial doubt about our ability to continue as a going concern over the next twelve months from October 31, 2011. Our poor financial condition could inhibit our ability to achieve our business plan.

Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended October 31, 2011, net cash flows used in operating activities was ($34,273), compared to ($1,972) for the period ended October 31, 2010 and ($36,245) for the period from February 23, 2010 (Inception) to October 31, 2011 . Such amounts were primarily attributable to our net losses for each respective period.

Financing Activities

For the period from inception (February 23, 2010) to October 31, 2011, net cash provided by financing activities was $36,300 received from sale of common stock and advances from our officer and director. During the fiscal year ending October 31, 2011 net cash flow provided by financing activities was $9,675 received from loans from our officer and director. During the period from February 23, 2010 (Inception) to October 31, 2010 net cash flow provided by financing activities was $26,625. We received from sales of common stock of $25,250 and loans from our officer and director of $1,375.

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors. Certain officers and directors of the Company have provided personal guarantees to our various lenders as required for the extension of credit to the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERICAN STRATEGIC MINERALS CORPORATION
(FORMERLY VERVE VENTURES, INC.)
(A Development Stage Company)

Index to Financial Statements

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2 to F-3

BALANCE SHEETS	F-4

STATEMENTS OF OPERATIONS	F-5

STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY	F-6

STATEMENTS OF CASH FLOWS	F-7

NOTES TO THE FINANCIAL STATEMENTS	F-8 to F-14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
American Strategic Minerals Corporation
(Formerly Verve Ventures, Inc.)
(A Development Stage Company)

We have audited the accompanying balance sheet of American Strategic Minerals Corporation (formerly Verve Ventures, Inc.) (A Development Stage Company) as of October 31, 2011 and the related statement of operations, changes in stockholders' deficit, and cash flows for the year then ended and the period from February 23, 2010 (Inception) to October 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Strategic Minerals Corporation (formerly Verve Ventures, Inc.) as of October 31, 2011, and the results of its operations and its cash flows during the year then ended and the development stage from February 23, 2010 (Inception) to October 31, 2011in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KBL, LLP
New York, New York
December 13, 2011

Chang G. Park, CPA, Ph. D.
♦ 2667 CAMINO DEL RIO SOUTH PLAZA B ♦ SAN DIEGO ♦ CALIFORNIA 92108 ♦
♦ TELEPHONE (858)7225953 ♦ FAX (858) 7610341 ♦ FAX (858) 7645480
♦ EMAIL changgpark@gmail.com ♦

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Verve Venture Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Verve Venture Inc. (A Development Stage “Company”) as of October 31, 2010 and the related statements of operation, changes in shareholders’ equity and cash flow for the period from February 23, 2010 (inception) to October 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Verve Venture Inc. as of October 31, 2010 and the result of its operation and its cash flow for the period from February 23, 2010 (inception) to October 30, 2010 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chang Park
CHANG G. PARK, CPA December 10, 2010 San Diego, CA. 92108

Member of the California Society of Certified Public Accountants
Registered with the Public Company Accounting Oversight Board

AMERICAN STRATEGIC MINERALS CORPORATION
(FORMERLY VERVE VENTURES, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	October 31,
	2011	2010
ASSETS
Current Assets:
Cash	$55	$24,653
Prepaid Expenses	3,345	-

TOTAL ASSETS	$3,400	$24,653

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities:
Note payable – related party	$11,050	$1,375

TOTAL LIABILITIES	11,050	1,375

Stockholders’ (Deficit) Equity:
Common stock, $0.001 par value, 75,000,000 shares authorized, 9,050,000 shares issued and outstanding	9,050	9,050
Additional paid in capital	16,200	16,200
Deficit accumulated during the development stage	(32,900)	(1,972)

TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(7,650)	23,278

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$3,400	$24,653

The accompanying notes are an integral part of the financial statements.

AMERICAN STRATEGIC MINERALS CORPORATION
(FORMERLY VERVE VENTURES, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	Fiscal year ended October 31, 2011	Period from February 23, 2010 ( Inception) to October 31, 2010	Period from February 23, 2010 (Inception) to October 31, 2011

Revenues	$-	$-	$-

General and administrative	30,928	1,972	32,900
Total operating expenses	30,928	1,972	32,900

Loss from operations	(30,928)	(1,972)	(32,900)
Net loss before income tax	(30,928)	(1,972)	(32,900)

Provision for income tax	-	-	-

Net loss	$(30,928)	(1,972)	$(32,900)

NET LOSS PER COMMON SHARE: Basic and Diluted	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING –Basic and Diluted	9,050,000	4,668,800	7,227,561

The accompanying notes are an integral part of the financial statements.

AMERICAN STRATEGIC MINERALS CORPORATION
(FORMERLY VERVE VENTURES, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
PERIOD FROM FEBRUARY 23, 2010 (INCEPTION) TO OCTOBER 31, 2011

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid in Capital	Deficit	Total

Inception, February 23, 2010	-	$-	$-	$-	$-

Common stock issued for cash at $0.001	3,500,000	3,500	-	-	3,500

Common stock issued for cash at $0.003	3,000,000	3,000	6,000	-	9,000

Common stock issued for cash at $0.005	2,550,000	2,550	10,200	-	12,750

Net loss for the period ended October 31, 2010	-	-	-	(1,972)	(1,972)

Balance, October 31, 2010	9,050,000	9,050	16,200	(1,972)	23,278

Net loss for the fiscal year ended October 31, 2011	-	-	-	(30,928)	(30,928)

Balance, October 31, 2011	9,050,000	$9,050	$16,200	$(32,900)	$(7,650)

The accompanying notes are an integral part of the financial statements.

AMERICAN STRATEGIC MINERALS CORPORATION
(FORMERLY VERVE VENTURES, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	Fiscal year ended October 31, 2011	Period from February 23, 2010 (Inception) to October 31, 2010	Period from February 23, 2010 (Inception) to October 31, 2011
Cash Flows from Operating Activities:
Net loss	$(30,928)	$(1,972)	$(32,900)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Changes in Assets and Liabilities
Increase in prepaid expenses	(3,345)	-	(3,345)
Net Cash Used in Operating Activities	(34,273)	(1,972)	(36,245)

Cash Flows from Financing Activities:
Proceeds from note payable – related party	9,675	1,375	11,050
Proceeds from the sale of common stock	-	25,250	25,250
Net Cash Provided by Financing Activities	9,675	26,625	36,300

Net (Decrease) Increase in Cash	(24,598)	24,653	55

Cash – Beginning	24,653	-	-

Cash – Ending	$55	$24,653	$55

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

AMERICAN STRATEGIC MINERALS CORPORATION
(FORMERLY VERVE VENTURES, INC.)
(A DEVELOPMENT STAGE COMPANY)
October 31, 2011

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

a)  Organization

American Strategic Minerals Corporation (“the Company”), formerly Verve Ventures, Inc., was incorporated under the laws of the State of Nevada on February 23, 2010.  The Company is in the development stage as defined under Statement on Financial Accounting Standards Codification FASB ASC 915-205"Development-Stage Entities” and it intends to provide waste removal and disposal services to corporate and individual clients in the United Kingdom. The Company’s services will be focused on a client base that is willing to pay a premium to assure both social and environmental concerns addressed in all aspects of waste collection and disposal. The Company intends to operate a fleet of vehicles and a sorting/storage facilities both of which will begin small and scalable.

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception, February 23, 2010 through October 31, 2011, the Company has accumulated losses of $32,900.

On December 7, 2011, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada in order to change its name to “American Strategic Minerals Corporation” from “Verve Ventures, Inc.”, and change the Company’s authorized capital to 200,000,000 shares of common stock from 75,000,000 shares, change the par value to $0.0001 per share from $.001 per share, and authorized new 50,000,000 shares of preferred stock, par value $0.0001 per share.

b) Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $32,900 as of October 31, 2011, negative cash flows from operating activities and net loss of $34,273 and $30,928, respectively, for the fiscal year ended October 31, 2011.  The Company anticipates further losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties. Management intends to finance operating costs over the next twelve months with loans from directors and or private placement of common stock.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)  Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

AMERICAN STRATEGIC MINERALS CORPORATION
(FORMERLY VERVE VENTURES, INC.)
(A DEVELOPMENT STAGE COMPANY)
October 31, 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

b) Development Stage Company

The Company has been in the development stage since its formation and has not yet realized any revenues from its planned operations. The Company has not commenced business operations. The Company is a development stage company as defined in Accounting Standards Codification (“ASC”) 915 “Development Stage Entities”.

c) Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for non-interest bearing transaction accounts through December 31, 2012. For the fiscal year ended October 31, 2011, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

e) Fair Value of Financial Instruments

The Company adopted Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures”, for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing US GAAP that require the use of fair value measurements which establishes a framework for measuring fair value and expands disclosure about such fair value measurements.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The carrying amounts reported in the balance sheet for cash, prepaid expenses and note payable – related party approximate their estimated fair market value based on the short-term maturity of this instrument.

In addition, FASB ASC 825-10-25 “Fair Value Option” was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.

AMERICAN STRATEGIC MINERALS CORPORATION
(FORMERLY VERVE VENTURES, INC.)
(A DEVELOPMENT STAGE COMPANY)
October 31, 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

f) Stock-based Compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date.

g) Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with ASC 740, “Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance to the extent that the recoverability of the asset is unlikely to be recognized.

The Company follows ASC 740 rules governing uncertain tax positions, which provides guidance for recognition and measurement. This prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. It also provides accounting guidance on derecognization, classification and disclosure of these uncertain tax positions.

h) Basic and Diluted Net Loss per Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. The following table sets forth the computation of basic and diluted loss per share:

	Fiscal year ended October 31, 2011	For the Period from Inception February 23, 2010 to October 31, 2010
Numerator:
Net loss	$(30,928)		$(1,972)

Denominator:
Basic and diluted loss per share
(weighted-average shares)	9,050,000		4,668,800

Basic and diluted loss per share	$(0.00)	$	(0.00)

AMERICAN STRATEGIC MINERALS CORPORATION
(FORMERLY VERVE VENTURES, INC.)
(A DEVELOPMENT STAGE COMPANY)
October 31, 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

i) Fiscal Period

The Company's fiscal year end is October 31.

j) Related parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions.

k) Recent Accounting Pronouncements

In May 2011, FASB issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU No. 2011-04”). ASU No. 2011-04 provides guidance which is expected to result in common fair value measurement and disclosure requirements between U.S. GAAP and IFRS. It changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. It is not intended for this update to result in a change in the application of the requirements in Topic 820. The amendments in ASU No. 2011-04 are to be applied prospectively. ASU No. 2011-04 is effective for public companies for interim and annual periods beginning after December 15, 2011. Early application is not permitted. This update is not expected to have a material impact on the Company’s financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”). In ASU No. 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in ASU No. 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. They also do not change the presentation of related tax effects, before related tax effects, or the portrayal or calculation of earnings per share. The amendments in ASU No. 2011-05 should be applied retrospectively. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. This update is not expected to have a material impact on the Company’s financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other (Topic 350)” (“ASU No. 2011-08”). In ASU No. 2011-08, an entity is permitted to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. The ASU’s objective is to simplify how an entity tests goodwill for impairment. The amendments in ASU No. 2011-08 are effective for annual and interim goodwill and impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company is evaluating the requirements of ASU No. 2011-08 and has not yet determined whether a revised approach to evaluation of goodwill impairment will be used in future assessments. The Company does not expect the adoption of ASU No. 2011-08 to have a material impact on its financial statements.

AMERICAN STRATEGIC MINERALS CORPORATION
(FORMERLY VERVE VENTURES, INC.)
(A DEVELOPMENT STAGE COMPANY)
October 31, 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Other accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 3 – RELATED PARTY TRANSACTIONS

Between February 2010 and March 2010, an officer and director of the Company, Christopher Clitheroe, had loaned the Company an aggregate of $1,375 for operating expenses. Between April 2011 and September 2011, Mr. Clitheroe had loaned the Company an aggregate of $9,675 for operating expenses. These loans are non-interest bearing and due on demand. As of October 31, 2011, total amount of notes payable to such related party was $11,050.

NOTE 4 - STOCKHOLDERS' (DEFICIT) EQUITY

The authorized capital of the Company was 75,000,000 common shares with par value of $ 0.001 per share.

In April 2010, the Company issued 3,500,000 shares of common stock at a price of $0.001 per share for total cash proceeds of $3,500.

Between June 2010 and July 2010, the Company issued 3,000,000 shares of common stock at a price of $0.003 per share for total cash proceeds of $9,000.

Between July 2010 and September 2010, the Company issued 2,550,000 shares of common stock at a price of $0.005 per share for total cash proceeds of $12,750.

During the period February 23, 2010  (inception)  to October 31, 2010, the Company  sold  a  total of 9,050,000 shares of common stock  for  total  cash proceeds  of  $25,250.

As of October 31, 2011, 9,050,000 shares are issued and outstanding.

On December 7, 2011, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada in order to change the Company’s authorized capital to 200,000,000 shares of common stock from 75,000,000 shares, change the par value to $0.0001 per share from $.001 per share, and authorized new 50,000,000 shares of preferred stock, par value $0.0001 per share.

NOTE 5 - INCOME TAXES

The Company accounts for income taxes under ASC Topic 740: Income Taxes which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards.  ASC Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company has a net operating loss carryforward for tax purposes totaling approximately $32,900 at October 31, 2011, expiring through the year 2031. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after certain ownership shifts.

AMERICAN STRATEGIC MINERALS CORPORATION
(FORMERLY VERVE VENTURES, INC.)
(A DEVELOPMENT STAGE COMPANY)
October 31, 2011

NOTE 5 - INCOME TAXES (continued)

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the period ended:

	October 31, 2011	October 31, 2010
Tax benefit computed at “expected” statutory rate	$(25,648)	$(1,635)
State income taxes, net of benefit	(5,280)	(337)
Increase in valuation allowance	30,928	1,972
Net income tax benefit	$-	$-

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the period ended:

	October 31, 2011	October 31, 2010

Computed "expected" tax expense (benefit)	(34.0)%	(34.0)%
State income taxes	(7.0)%	(7.0)%
Change in valuation allowance	41.0%	41.0%

Effective tax rate	0.0%	0.0%

The Company has a deferred tax asset which is summarized as follows at October 31, 2011 and 2010, respectively:

Deferred tax assets:
Net operating loss carryover	$13,489	$809
Less: valuation allowance	(13,489)	(809)
Net deferred tax asset	$-	$-

After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at October 31, 2011, due to the uncertainty of realizing the deferred income tax assets.  The valuation allowance was increased by $12,680.

NOTE 6 - SUBSEQUENT EVENTS

On November 25, 2011, the Company’s board of directors authorized and declared a dividend, whereby an additional 0.362612612 shares of common stock, par value $0.0001 per share, will be issued on each one share of common stock outstanding on December 9, 2011. Accordingly, the Company issued an additional 3,281,644 shares of common stock as dividends.

On December 7, 2011, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada in order to change its name to American Strategic Minerals Corporation from Verve Ventures, Inc., and change the Company’s authorized capital to 200,000,000 shares of common stock from 75,000,000 shares, change the par value to $0.0001 per share from $.001 per share, and authorized new 50,000,000 shares of preferred stock, par value $0.0001 per share.

On December 13, 2011, the Company cancelled 62,500 shares of common stock previously issued to a shareholder of the Company. In connection with the return of the 62,500 shares of common stock, the Company valued the cancelled shares at par value of $0.0001 per share and recorded it against additional paid in capital.

AMERICAN STRATEGIC MINERALS CORPORATION
(FORMERLY VERVE VENTURES, INC.)
(A DEVELOPMENT STAGE COMPANY)
October 31, 2011

NOTE 6 - SUBSEQUENT EVENTS (continued)

On December 13, 2011, the Company and an officer and director of the Company, Christopher Clitheroe, executed a waiver agreement (the “Waiver”) whereby Mr. Clitheroe agreed to release the Company from loans he advanced to the Company during the period from February 2010 to present amounting to $11,050 (see Note 3). Accordingly, such loans to Mr. Clitheroe are terminated and the Company is released from further obligation and responsibilities under the loan.  As a result of the Waiver, the loan amount of $11,050 is extinguished and the corresponding amount is recorded in additional paid-in capital.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of October 31, 2011, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our President and Treasurer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our President and Treasurer concluded that, due to our limited internal audit function, our Disclosure Controls were not effective as of October 31, 2011, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the President and Treasurer, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of October 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of October 31, 2011, management identified significant deficiency related to (i) our internal audit functions and (ii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of October 31, 2011.

Management has determined that our internal audit function is significantly deficient due to insufficient qualified resources to perform internal audit functions.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate. Due to the nature of this significant deficiency in our internal control over financial reporting, there is more than a remote likelihood that misstatements which could be material to our annual or interim financial statements could occur that would not be prevented or detected.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Changes in Internal Control over Financial Reporting.

During the Quarter ended October 31, 2011, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information with respect to our directors, executive officers and key employees.

Name	Age	Position
Leslie Clitheroe	60	President, Treasurer, and Director
Christopher Clitheroe	27	Secretary and Director

Leslie Clitheroe.  Since our inception on February 23, 2010, Leslie Clitheroe served as our President, Treasurer and a member of our board of directors.  Mr. Clitheroe served as our Secretary from February 23, 2010 through March 29, 2010.  Mr. Clitheroe attended Manchester University where he obtained a B.A in geography and a M.Ed. in History. Since finishing University Mr. Clitheroe has been employed as a high school teacher and has held his current position as Head of Geography Department at West Hill School for the past ten years. Mr. Clitheroe has not been a member of the board of directors of any other corporations during the last five years. He intends to devote approximately 20% of his business time to our affairs.  Mr. Clitheroe was appointed as a director because of his management skills.

Christopher Clitheroe.  Christopher Clitheroe has served as our Secretary since March 29, 2010 and as a director since December 16, 2010.  Mr. Clitheroe attended the University of Nevada where he obtained a Bachelor’s Degree in Hotel Management in September 2006. Christopher worked as a butler at the Skylofts at MGM Grand in Las Vegas from January 2006 until December 2007. He then went on to work in a management capacity at the Lancashire Cricket Club until November 2008. His current occupation is as an account manager with Outsourcery Ltd. where he has been employed since January 2009. Mr. Clitheroe has not been a member of the board of directors of any other corporations during the last five years. He intends to devote approximately 40% of his business time to our affairs. Mr. Clitheroe was appointed as our director because of his diverse business experience and management skills.

Family Relationships

Leslie Clitheroe, our President, Treasurer and a Director, and Christopher Clitheroe, our Secretary and a Director, are father and son.

Section 16(a) Beneficial Ownership Reporting Compliance

We have no equity securities registered under Section 12 of the Exchange Act, and accordingly, our officers, directors and principal shareholders are not required to file reports under Section 16(a) of the Exchange Act.

Code of Ethics

We intend to adopt a code of ethics that applies to our officers, directors and employees, including our chief executive officer and chief financial officer, but have not done so to date due to our relatively small size.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth for the fiscal year ended October 31, 2011, the compensation awarded to, paid to, or earned by Leslie Clitheroe, who we refer to as our “named executive officer”.  During 2011 no executive officer received annual compensation in excess of $100,000.

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	All Other Compensation (US$)	Total (US$)
Leslie Clitheroe President, Treasurer and Director (principal executive officer)	2011	0	0	0	0	0	0

Compensation of Directors

We did not provide our directors with compensation for the fiscal year ended October 31, 2011.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of our common stock as of November 13, 2011 by:

•	each person known by us to beneficially own more than 5.0% of our common stock; each of our directors;

•	each of the named executive officers; and

•	all of our directors and executive officers as a group

The percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security.  As of November 13, 2011, we had 9,050,000 shares outstanding.

Name and Address	Number of	Percentage of
Beneficial Owner [1]	Shares Owned	Ownership
Leslie Clitheroe Tewkesbury Close Poynton, Cheshire SK11QJ United Kingdom	3,000,000	33.33%
Christopher Clitheroe 33 Turnberry Drive Wilmslow, Cheshire SK92QW United Kingdom	500,000	6.00%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Between February 2010 and March 2010, Christopher Clitheroe, our Secretary and a Director, loaned us an aggregate of $1,375 for operating expenses.  Between April 2011 and September 2011, Mr. Clitheroe loaned us an aggregate of $9,675 for operating expenses. These loans were non-interest bearing and were due on demand.  On December 13, 2011, Mr. Clitheroe agreed to waive these loans.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

We paid  PLS CPA, A Professional Corporation (formerly Chang G. Park CPA), our former independent registered public accounting firm for the period from February 23, 2010 (Inception) through October 31, 2010 and the fiscal year ended October 31, 2011 the following amounts (in thousands):

	Period from February 23, 2010 (Inception) to October 31, 2010	Year Ended October 31, 2011
Audit Fees (1)	$0	$10,000
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees	-	-
Total Fees	$0	$10,000

(1)	Audit fees consisted primarily of fees for the audit of our annual financial statements and reviews of the financial statements included in our quarterly reports.

(2)
Audit related fees consisted primarily of fees for assurance and related services reasonably related to the audit and review services described under footnote 1 above and fees for reimbursement of out-of-pocket expenses.

(3)	Tax fees consisted primarily of fees for tax compliance, tax advice, and tax planning services.

On December 9, 2011, we retained KBL, LLP as our independent registered public accounting firm.  We have not yet paid any audit fees or other fees to KBL, LLP.

Pre-Approval Policies and Procedures.  The board of directors will, on at least an annual basis, review audit and non-audit services performed by our independent registered public accounting firm as well as the fees charged by it for such services.  In the future, our board of directors will be required to pre-approve all audit and non-audit services.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

a.	Documents filed as part of report:

1.
Financial Statements

The following financial statements are included in Item 8 herein:

Reports of Independent Registered Public Accounting Firms

Balance Sheets

Statements of Operations

Statements of Stockholders’ (Deficit) Equity

Statements of Cash Flows

Notes to Financial Statements

2.	Financial Statement Schedule None

3.	Exhibits See Index to Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN STRATEGIC RESOURCES CORPORATION

Date: December 14, 2011	By:	/s/ Leslie Clitheroe
Leslie Clitheroe
President, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Leslie Clitheroe	President, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	Date: December 14, 2011
Leslie Clitheroe
/s/ Cristopher Clitheroe	Secretary and Director	Date: December 14, 2011
Cristopher Clitheroe

INDEX TO EXHIBITS

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 16, 2010).

3.2	By-laws (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 16, 2010).

3.3	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2011).

3.4	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2011).

21.1	List of Subsidiaries *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer *

*	Filed herein.