Form 10-Q
period 2012-03-31
American Strategic Minerals Corp
filed 2012-05-15
CIK 1507605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from __________ to __________

AMERICAN STRATEGIC MINERALS CORPORATION
(Exact Name of Registrant as Specified in Charter)

Nevada	333-171214	01-0949984
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

31161 Hwy. 90 Nucla, Colorado		81424
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code: (970) 864-2125

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  43,318,854 shares of common stock are issued and outstanding as of May 10, 2012.

FORM 10-Q
March 31, 2012

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, “American Strategic Minerals Corporation,” “Amicor,” “we,” “us,” “our” and similar terms refer to American Strategic Minerals Corporation, a Nevada corporation, and subsidiary.

AMERICAN STRATEGIC MINERALS CORPORATION AND SUBSIDIARY
(FORMERLY VERVE VENTURES, INC.)
(EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS

Current assets:
Cash	$4,006,244	$129,152
Marketable securities - available for sale securities	50,000	-
Prepaid expenses	112,255	20,000
Deposit pursuant to an option agreement	6,000,000	-
Total current assets	10,168,499	149,152

Other assets:
Deposits	-	3,500
Mineral rights	325,000	-
Total other assets	325,000	3,500

Total Assets	$10,493,499	$152,652

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$79,260	$4,000
Note payable	70,000	-
Notes payable - related party	-	152,974
Advances payable	-	100,000
Total liabilities	149,260	256,974

Stockholders' Equity (deficit):
Preferred stock, $.0001 par value, 50,000,000 shares
authorized: none issued and outstanding	-	-
Common stock, ($.0001 par value; 200,000,000 shares authorized;
43,318,854 and 10,000,000 issued and outstanding at March 31, 2012 and December 31, 2011	4,332	1,000
Additional paid-in capital	13,484,108	4,000
Accumulated other comprehensive income - marketable securities available for sale	(75,000)	-
Accumulated deficit	(3,069,201)	(109,322)

Total stockholders' equity (deficit)	10,344,239	(104,322)

Total liabilities and stockholders' equity (deficit)	$10,493,499	$152,652

See accompanying notes to unaudited consolidated financial statements.

AMERICAN STRATEGIC MINERALS CORPORATION AND SUBSIDIARY
(FORMERLY VERVE VENTURES, INC.)
(EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS	PERIOD FROM INCEPTION
	ENDED	(APRIL 30, 2011) TO
	MARCH 31, 2012	MARCH 31, 2012
	(Unaudited)	(Unaudited)

Revenues	$-	$-

Expenses
Exploration costs	27,305	27,305
Compensation and related taxes	840,943	840,943
Impairment of mineral rights	-	99,474
Consulting fees	1,829,423	1,829,423
Professional fees	262,739	267,344
General and administrative	124,469	129,712
Total operating expenses	3,084,879	3,194,201

Loss from operations	(3,084,879)	(3,194,201)

Other income	125,000	125,000
Total other income	125,000	125,000

Net loss	(2,959,879)	(3,069,201)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - Basic and Diluted	32,894,061	21,623,409

NET LOSS PER COMMON SHARE:
Basic and Diluted	(0.09)	(0.14)

See accompanying notes to unaudited consolidated financial statements.

AMERICAN STRATEGIC MINERALS CORPORATION AND SUBSIDIARY
(FORMERLY VERVE VENTURES, INC.)
(EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE THREE MONTHS	PERIOD FROM INCEPTION
	ENDED	(APRIL 30, 2011) TO
	MARCH 31, 2012	MARCH 31, 2012
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(2,959,879)	$(3,069,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation on warrants granted	2,536,075	2,536,075
Common stock issued for services	75,000	75,000
Non-cash other income	(125,000)	(125,000)
Impairment of mineral rights	-	99,474

Changes in operating assets and liabilities
Prepaid expenses	(88,855)	(108,855)
Deposits	3,500	-
Accounts payable and accrued expenses	75,260	79,260

Net cash used in operating activities	(483,899)	(513,247)

Cash flows from investing activities:
Acquisition of mineral rights	(325,000)	(325,000)
Net cash used in investing activities	(325,000)	(325,000)

Cash flows from financing activities:
Payment on note payable	(930,000)	(930,000)
Payment on note payable - related party	(152,974)	(152,974)
Proceeds from advances payables	-	100,000
Proceeds from promissory note - related party	-	53,500
Proceeds from sale of common stock, net of issuance costs	5,768,965	5,773,965
Net cash provided by financing activities	4,685,991	4,844,491

Net increase in cash	3,877,092	4,006,244

Cash at beginning of period	129,152	-

Cash at end of period	$4,006,244	$4,006,244

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of a note payable to a related party in connection with
the purchase of mining rights	$-	$99,474
Issuance of a note payable in connection with an option agreement	$1,000,000	$1,000,000
Issuance of common stock in connection with an option agreement	$5,000,000	$5,000,000
Issuance of common stock for advances payable	$100,000	$100,000

See accompanying notes to consolidated unaudited financial statements.

AMERICAN STRATEGIC MINERALS CORPORATION AND SUBSIDIARY
(FORMERLY VERVE VENTURES, INC.)
(EXPLORATION STAGE COMPANY)
March 31, 2012

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

American Strategic Minerals Corporation (“the Company”), formerly Verve Ventures, Inc., was incorporated under the laws of the State of Nevada on February 23, 2010.  The Company intended to provide waste removal and disposal services to corporate and individual clients in the United Kingdom. On December 7, 2011, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada in order to change its name to “American Strategic Minerals Corporation” from “Verve Ventures, Inc.”, and change the Company’s authorized capital to 200,000,000 shares of common stock, par value $0.0001 per share, and 50,000,000 shares of preferred stock, par value $0.0001 per share.

On January 26, 2012, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with American Strategic Minerals Corporation, a Colorado corporation (“Amicor”) and the shareholders of Amicor (the “Amicor Shareholders”).  Upon closing of the transaction contemplated under the Exchange Agreement (the “Share Exchange”), on January 26, 2012, the Amicor Shareholders (nine persons) transferred all of the issued and outstanding capital stock of Amicor to the Company in exchange for an aggregate of 10,000,000 shares of the common stock of the Company.  Such exchange caused Amicor to become a wholly-owned subsidiary of the Company.  Additionally, as further consideration for entering into the Exchange Agreement, certain Amicor Shareholders received ten-year warrants to purchase an aggregate of 6,000,000 shares of the Company’s Common Stock with an exercise price of 0.50 per share (the “Share Exchange Warrants”).  The Share Exchange Warrants may be exercised on a cashless basis after 12 months from the date of issuance in the absence of an effective registration statement covering the resale of the shares of Common Stock underlying the Share Exchange Warrants.  Prior to the acquisition of Amicor by the Company, Amicor acquired certain mining and mineral rights from the Amicor Shareholders and is primarily involved in uranium exploration and development, as further described herein.

Amicor, formerly Nuclear Energy Corporation, was incorporated under the laws of the State of Colorado on April 30, 2011.  The Company owns mining leases of federal unpatented mining claims and lease private lands in the states of Utah and Colorado for the purpose of exploration and potential development of uranium and vanadium minerals.

Prior to the Exchange, the Company was a shell company with no business operations.

The Exchange Agreement was accounted for as a reverse-merger and recapitalization. Amicor was the acquirer for financial reporting purposes and the Company was the acquired company. Consequently, the assets and liabilities and the operations reflected in the historical financial statements prior to the Exchange Agreement were those of Amicor and was recorded at the historical cost basis of Amicor, and the consolidated financial statements after completion of the Exchange Agreement included the assets and liabilities of the Company and Amicor, historical operations of Amicor and operations of the Company from the closing date of the Exchange Agreement.

AMERICAN STRATEGIC MINERALS CORPORATION AND SUBSIDIARY
(FORMERLY VERVE VENTURES, INC.)
(EXPLORATION STAGE COMPANY)
March 31, 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and present the financial statements of the Company and its wholly-owned subsidiary as of March 31, 2012. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of March 31, 2012, and the results of operations and cash flows for the three months ended March 31, 2012 have been included. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year. The accounting policies and procedures employed in the preparation of these condensed consolidated financial statements have been derived from the audited financial statements of the Company for the period ended December 31, 2011, which are contained in Form 8-K as filed with the Securities and Exchange Commission on January 31, 2012. The consolidated balance sheet as of December 31, 2011 was derived from those financial statements.

As reflected in the accompanying condensed consolidated financial statements for the three months ended March 31, 2012, the Company had a net loss of $ 2,959,879 and $483,899 of net cash used in operations. At March 31, 2012, the Company had a working capital of $10,019,239. Additionally at March 31, 2011, the Company had an accumulated deficit of approximately $3.1 million. However, of the $2,959,879 of net loss for the three months ended March 31, 2012, $2,611,075 consisted of non cash expenses such as stock based compensation to certain employees and consultants. As of March 31, 2012, the Company has cash for a total of approximately $4 million. Based on the Company’s historical use of cash and other mitigating factors, management believes that the Company has met its expected needs required to support its operations for the next 12 months.

Exploration Stage Company

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. The Company has not commenced business operations. The Company is an exploration stage company as defined in Accounting Standards Codification (“ASC”) 915 “Development Stage Entities”.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for non-interest bearing transaction accounts through December 31, 2012. For the three months ended March 31, 2012, the Company has not reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management include, but are not limited to, the assumptions used to calculate fair value of warrants granted, common stock issued for services, and common stock issued in connection with an option agreement.

AMERICAN STRATEGIC MINERALS CORPORATION AND SUBSIDIARY
(FORMERLY VERVE VENTURES, INC.)
(EXPLORATION STAGE COMPANY)
March 31, 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Marketable Securities

Marketable securities that the Company invests in publicly traded equity securities and are generally restricted for sale under Federal securities laws. The Company’s policy is to liquidate securities received when market conditions are favorable for sale. Since these securities are often restricted, the Company is unable to liquidate them until the restriction is removed. Pursuant to ASC Topic 320, “Investments –Debt and Equity Securities” the Company’s marketable securities have a readily determinable and active quoted price, such as from NASDAQ, NYSE Euronext, the Over the Counter Bulletin Board, and the OTC Markets Group (formerly known as the Pink Sheets).

Available for sale securities are carried at fair value, with changes in unrealized gains or losses are recognized as an element of comprehensive income based on changes in the fair value of the security.  Once liquidated, realized gains or losses on the sale of marketable securities available for sale are reflected in the net income (loss) for the period in which the security was liquidated.

Comprehensive Income

Accounting Standards Update (“ASU”) No. 2011-05 amends FASB Codification Topic 220 on comprehensive income (1) to eliminate the current option to present the components of other comprehensive income in the statement of changes in equity, and (2) to require presentation of net income and other comprehensive income (and their respective components) either in a single continuous statement or in two separate but consecutive statements. These amendments do not alter any current recognition or measurement requirements in respect of items of other comprehensive income. The amendments in this Update are to be applied prospectively.

Fair Value of Financial Instruments

The Company adopted Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

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

AMERICAN STRATEGIC MINERALS CORPORATION AND SUBSIDIARY
(FORMERLY VERVE VENTURES, INC.)
(EXPLORATION STAGE COMPANY)
March 31, 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investment measured at fair value on a recurring basis:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Marketable securities – available for sale, net of discount for effect of restriction	$-	$-	$50,000

The Company classifies the investments in marketable securities available for sale as Level 3, adjusted for the effect of restriction. The securities are restricted and cannot be readily resold by the Company absent a registration of those securities under the Securities Act of 1933 (the “Securities Act”) or the availabilities of an exemption from the registration requirements under the Securities Act. As these securities are often restricted, the Company is unable to liquidate them until the restriction is removed. Unrealized gains or losses on marketable securities available for sale are recognized as an element of comprehensive income based on changes in the fair value of the security. Once liquidated, realized gains or losses on the sale of marketable securities available for sale are reflected in our net income for the period in which the security was liquidated.

The carrying amounts reported in the balance sheet for cash, prepaid expenses, accounts payable, accrued expenses, and notes payable approximate their estimated fair market value based on the short-term maturity of this instrument.

In addition, FASB ASC 825-10-25 “Fair Value Option” was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.

Prepaid Expenses

Prepaid expenses of $112,255 and $20,000 at March 31, 2012 and December 31, 2011, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses include prepayments in cash of public relation services, consulting and legal fees which are being amortized over the terms of their respective agreements.

Mineral Property Acquisition and Exploration Costs

Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company has chosen to expense all mineral exploration costs as incurred given that it is still in the exploration stage. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized, using the units-of-production method over the estimated life of the probable-proven reserves. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed. During the three months ended March 31, 2012, the Company incurred exploration cost of $27,305.

AMERICAN STRATEGIC MINERALS CORPORATION AND SUBSIDIARY
(FORMERLY VERVE VENTURES, INC.)
(EXPLORATION STAGE COMPANY)
March 31, 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ASC 930-805, states that mineral rights consist of the legal right to explore, extract, and retain at least a portion of the benefits from mineral deposits. Mining assets include mineral rights. Acquired mineral rights are considered tangible assets under ASC 805. ASC 805 requires that mineral rights be recognized at fair value as of the acquisition date. As a result, the direct costs to acquire mineral rights are initially capitalized as tangible assets. Mineral rights include costs associated with acquiring patented and unpatented mining claims. ASC 930-805-30-1 and 30-2 provides that in fair valuing mineral assets, an acquirer should take into account both:

•	The value beyond proven and probable reserves ("VBPP") to the extent that a market participant would include VBPP in determining the fair value of the assets.
•	The effects of anticipated fluctuations in the future market price of minerals in a manner that is consistent with the expectations of market participants.

Between January 2012 and March 2012, the Company acquired certain unpatented mining claims from third parties for a purchase price of $325,000.The Company has recorded the acquired mineral right’s fair value as mineral rights on the condensed consolidated balance sheet. If proven and probable reserves are established for the property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserve. For mineral rights in which proven and probable reserves have not yet been established, the Company assesses the carrying values for impairment at the end of each reporting period and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

On March 31, 2012, based on managements’ review of the carrying value of mineral rights related to the acquisition of such mineral rights, management determined that there is no evidence that these acquired mineral rights will not be fully recovered and accordingly, the Company has determined that no adjustment to the carrying value of mineral rights was required.

As of the date of these condensed consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and incurred only acquisition and exploration costs.

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

AMERICAN STRATEGIC MINERALS CORPORATION AND SUBSIDIARY
(FORMERLY VERVE VENTURES, INC.)
(EXPLORATION STAGE COMPANY)
March 31, 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Net Loss per Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. The Company has 7,500,000 stock warrants at March 31, 2012and were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s net loss. The following table sets forth the computation of basic and diluted loss per share:

For the Three Months Ended March 31, 2012
Numerator:
Net loss	$(2,959,879)

Denominator:
Basic and diluted loss per share
(weighted-average shares)	32,894,061

Basic and diluted loss per share	$(0.09)

Impairment of Long-lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the ASC 360 “Property, Plant and Equipment”.  The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of long-lived assets, including mineral rights, may not be recoverable.  Long-lived assets in the exploration stage are monitored for impairment based on factors such as the Company's continued right to explore the area, exploration reports, assays, technical reports, drill results and the Company's continued plans to fund exploration programs on the property, whether sufficient work has been performed to indicate that the carrying amount of the mineral property cost carried forward as an asset will not be fully recovered, even though a viable mine has been discovered. The tests for long-lived assets in the exploration stage would be monitored for impairment based on factors such as current market value of the long-lived assets and results of exploration, future asset utilization, business climate, mineral prices and future undiscounted cash flows expected to result from the use of the related assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows expected to be generated by the asset. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The Company did not consider it necessary to record any impairment charges of long-lived assets for the three months ended March 31, 2012.

AMERICAN STRATEGIC MINERALS CORPORATION AND SUBSIDIARY
(FORMERLY VERVE VENTURES, INC.)
(EXPLORATION STAGE COMPANY)
March 31, 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based Compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

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

Recent Accounting Pronouncements

In May 2011, FASB issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU No. 2011-04”). ASU No. 2011-04 provides guidance which is expected to result in common fair value measurement and disclosure requirements between U.S. GAAP and IFRS. It changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. It is not intended for this update to result in a change in the application of the requirements in Topic 820. The amendments in ASU No. 2011-04 are to be applied prospectively. ASU No. 2011-04 is effective for public companies for interim and annual periods beginning after December 15, 2011. Early application is not permitted. This update does not have a material impact on the Company’s condensed consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”). In ASU No. 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in ASU No. 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. They also do not change the presentation of related tax effects, before related tax effects, or the portrayal or calculation of earnings per share. The amendments in ASU No. 2011-05 should be applied retrospectively. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. This update does not have a material impact on the Company’s condensed consolidated financial statements.

AMERICAN STRATEGIC MINERALS CORPORATION AND SUBSIDIARY
(FORMERLY VERVE VENTURES, INC.)
(EXPLORATION STAGE COMPANY)
March 31, 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles — Goodwill and Other (Topic 350). This Accounting Standards Update amends FASB ASC Topic 350. This amendment specifies the change in method for determining the potential impairment of goodwill. It includes examples of circumstances and events that the entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption does not have any material impact on the Company’s condensed consolidated financial position and results of operations.

In December 2011, FASB issued Accounting Standard Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income (ASU 2011-12) , which indefinitely defers certain provisions of ASU 2011-05 issued earlier in June 2011and will be further deliberated by the FASB at a future date. The new ASU affects entities that report items of comprehensive income in any period presented. During the deferral period, entities will still need to comply with the existing requirements in U.S. GAAP for the presentation of reclassification adjustments. Specifically, ASC 220 gives entities the option of (1) presenting reclassification adjustments out of accumulated other comprehensive income on the face of the statement in which comprehensive income is presented or (2) disclosing reclassification adjustments in the footnotes to the financial statements. ASU 2011-12 and ASU 2011-05 share the same effective date. This guidance is effective for our interim and annual periods beginning after December 15, 2011. The adoption does not have any material impact on the Company’s condensed consolidated financial position and results of operations.

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 - MINERAL RIGHTS

As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and incurred only acquisition and exploration costs.

DUNN

The Dunn Property consists of two separate mining leases, one of which covers 7 unpatented mining claims on BLM land, and the other lease encompassing 1,520 acres of land owned by J. H. Ranch, Inc. including both the mineral and the surface estate.

The J. H. Ranch Lease.  On December 28, 2011, the Company became the Lessee of 1,520 acres of land owned by J. H. Ranch, Inc. (the “Lessor”) under a Lease Assignment/Acceptance Agreement (the “Lease Assignment”) in which Nuclear Energy Corporation LLC assigned all of its rights in a lease (the “Lease”) with J. H. Ranch, Inc., to the Company for consideration of $99,474 secured by a promissory note in favor of Nuclear Energy Corporation LLC.

The Lease was originally executed on October 21, 2011 between the Lessor and Nuclear Energy Corporation LLC.  Upon the Company’s assumption of the position of Lessee, the Company has the right to explore for, extract, transport, and dispose of all uranium, thorium, vanadium, and all minerals occurring in association therewith on the Property, with the exclusive right to enter and occupy the surface of the Property for those purposes.  The term of the Lease is for 20 years or for so long thereafter that the Lessee complies with the terms of the Lease.

AMERICAN STRATEGIC MINERALS CORPORATION AND SUBSIDIARY
(FORMERLY VERVE VENTURES, INC.)
(EXPLORATION STAGE COMPANY)
March 31, 2012

NOTE 3 - MINERAL RIGHTS (continued)

For the first five years of the lease, the Company is required to pay to J. H. Ranch, Inc. the following annual lease payments, each due 30 days after each anniversary of execution of the Lease:  (1) $43,750 within 30 days after execution of the agreement (already paid by Nuclear Energy, and included in the $99,474 due under the Lease Assignment); (2) $42,500; (3) $70,000; (4) $87,500; (5) $87,500.  Beginning with the fifth anniversary, the Company must pay $10 for each acre of land in the Lease.  In addition to the lease payments, the Company is required to pay an advanced royalty, each due 30 days after each anniversary of execution of the Lease, in the following amounts:  (1) $43,750 within 30 days after execution of the agreement (already paid by Nuclear Energy, and included in the $99,474 due under the Lease Assignment); (2) $42,500; (3) $70,000; (4) $87,500; (5) $87,500.  The Company is also required to pay a production royalty of 6.25% of the fair market value (defined in the agreement) of all crude ores containing uranium, vanadium, thorium, and all related minerals mined, shipped, or sold from the leased premises.  For each year that an advanced royalty is due, the advanced royalty will be credited against the production royalty.  When production royalty payments equal the cumulative amount due to the Lessor as advanced royalty payments, the production royalty shall increase to 12.5% of the fair market value of all crude ores containing uranium, vanadium, thorium, and all related minerals mined, shipped, or sold from the leased premises.

Additionally, the Company is required to pay to the Lessor a one time damage payment of $2,000 for each acre of land that is rendered permanently unusable for farming or grazing as a result of the Company’s mining activities, $200 for each drill site constructed, and $500 for each ventilation borehole constructed.

BLM Land.  The Mining Lease covering the unpatented mining claims gives the Company the exclusive right to conduct mineral exploration and development activities on the Property, subject to regulation by the BLM.  The lease commenced on November 2, 2011and is for a term of 20 years.  In order to maintain its rights under the lease, the Company is required to pay annual BLM maintenance fees, with payment under the lease due 90 days before the BLM’s deadline for payment of such fees, in addition to any other costs associated with holding the unpatented mining claims.

The Dunn Property is located in eastern San Juan County, Utah, in the heart of the prolific Sage Plain Mining District.  Uranium/vanadium mineralization at the Dunn is hosted in thick, flat lying fluvial sandstones in the upper rim of the Late Jurassic Salt Wash Member of the Morrison Formation.  Depth to mineralization ranges from 640 to 700 feet below surface.

Mineralization at the Dunn Property was originally discovered by Gulf Oil Corporation in 1967. The property was subsequently acquired by Atlas Minerals in the 1970’s.  By 1981, Atlas had delineated a significant enough resource to justify constructing a 4,000-foot decline.  The decline successfully reached the western boundary of the ore body, but before any ore could be shipped Atlas ceased operations in 1983 when diverted by financial setbacks which forced their full attention on operations at the Velvet Mine.

Based on past drilling, there are 94 existing mineable grade intercepts.  The Dunn is attractive from the standpoint that it is located in the prolific Sage Plain District, and the past drilling is open to the north, east, and south.  Initial operations at the Dunn include refurbishing the existing decline that terminates at the ore body, commencing production within the historic drilling area and completing a drilling program in the open areas adjacent to the past drilling.

Access to the Dunn Property is via U.S. Highway 491 at the intersection with the southern extent of West Summit Road (San Juan County Road 313) which is paved and well maintained year round.  West Summit Road accesses the project 10.8 miles north of U.S. Highway 491 and provides year round access to an intersection with a private, graveled road which then passes over the Company's leased lands, ending at the Dunn portal after 2.1 miles.

AMERICAN STRATEGIC MINERALS CORPORATION AND SUBSIDIARY
(FORMERLY VERVE VENTURES, INC.)
(EXPLORATION STAGE COMPANY)
March 31, 2012

NOTE 3 - MINERAL RIGHTS (continued)

Cutler King

The Cutler King Property consists of a Mining Lease covering 3 unpatented mining claims on Bureau of Land Management (“BLM”) land in San Juan County, Utah.  The Mining Lease gives the Company the exclusive right to conduct mineral exploration and development activities on the Property, subject to regulation by the BLM.  The lease commenced on November 2, 2011 and is for a term of 20 years.  In order to maintain its rights under the lease, The Company is required to pay annual BLM maintenance fees, with payment under the lease due 90 days before the BLM’s deadline for payment of such fees, in addition to any other costs associated with holding the unpatented mining claims.

To maintain the unpatented mining claims in good standing with the BLM, annual maintenance fee payments must be made to the BLM, in lieu of annual assessment work, on or before September 1 of each year. These claim fees are $140.00 per claim per year, plus minimal per claims cost of approximately $10 to $15 per claim recording fees to San Juan County where the claims are located.

With regard to the unpatented mining claims, future exploration drilling will require the Company to either file a Notice of Intent or a Plan of Operations with the Bureau of Land Management, depending upon the amount of new surface disturbance that is planned.  A Notice of Intent is for planned surface activities that anticipate less than 5.0 acres of surface disturbance, and usually can be obtained within a 30 to 60-day time period.  A Plan of Operations will be required if there is greater than 5.0 acres of new surface disturbance involved with the planned exploration work.  A Plan of Operations can take several months to be approved, depending on the nature of the intended work, the level of reclamation bonding required, the need for archeological surveys, and other factors as may be determined by the BLM.

The Cutler King ore body is located on the northwestern flank of Big Indian Valley, in the prolific Lisbon Valley District, in northern San Juan County, Utah.  Uranium mineralization is hosted in tilted (~6o) fluvial arkosic sandstones and siltstones of the Late Permian Cutler Formation.  Mineralization is primarily oxidized uranium minerals which migrated down dip from adjacent high-grade deposits in the overlying Triassic, resulting in very thick and continuous mineralization.  Depth to mineralization ranges from 700 to 900 feet below surface.

The Cutler King ore body was discovered by Homestake Mining Company by surface drilling from 1978 to 1982.  It is north and adjacent to large prolific mines including the Far West, Alice, Small Fry and La Sal II.  Depressed market conditions halted drilling activities prior to delineating the full extent of the ore body. Based on past drilling, there are 54 existing mineable grade intercepts with additional mineralization possible in all directions.

The Cutler King Property is accessed by taking UT Highway 46 near Lasal, Utah, turning south onto UT Highway 113 (Lisbon Valley Road), and continuing 5.0 miles.  Turn west onto Homestake Road, continue .9 miles to proposed shaft site.  The Cutler King is easily accessible year round via 2-wheeldrive vehicle.

On March 9, 2012, the Company, through its wholly owned subsidiary, Amicor, exercised its option to purchase certain unpatented lode mining claims which is located in the Cutler King Property, from Terryl Dickerson, Dennis Bailey, Joe Vancil and Courtney Paton pursuant to an Option Agreement for Purchase of Mining Claims entered into on December 27, 2011 (the “Option Agreement”).  As set forth in the Option Agreement, the Company paid Mssrs. Dickerson, Bailey and Vancil and Ms. Paton an aggregate of $3,500 upon the signing of the Option Agreement and agreed to pay an aggregate of $171,500 within ten business days of exercise of the option, a total purchase price of $175,000. The Company acquired certain unpatented mining claims together with all maps, drill logs, other drilling data, reports, surveys and other material information developed in connections with the mining claims.

AMERICAN STRATEGIC MINERALS CORPORATION AND SUBSIDIARY
(FORMERLY VERVE VENTURES, INC.)
(EXPLORATION STAGE COMPANY)
March 31, 2012

NOTE 3 - MINERAL RIGHTS (continued)

Centennial-Sun Cup

The Centennial-Sun Cup Property consists of a Mining Lease covering 42 unpatented mining claims on BLM land in San Miguel County, Colorado.  The Mining Lease gives the Company the exclusive right to conduct mineral exploration and development activities on the Property, subject to regulation by the BLM.  The lease commenced on November 2, 2011 and is for a term of 20 years.  In order to maintain its rights under the lease, the Company is required to pay annual BLM maintenance fees, with payment under the lease due 90 days before the BLM’s deadline for payment of such fees, in addition to any other costs associated with holding the unpatented mining claims.

To maintain the unpatented mining claims in good standing with the BLM, annual maintenance fee payments must be made to the BLM, in lieu of annual assessment work, on or before September 1 of each year. These claim fees are $140.00 per claim per year, plus minimal per claims cost of approximately $10 to $15 per claim recording fees to San Miguel County where the claims are located.

With regard to the unpatented mining claims, future exploration drilling will require the Company to either file a Notice of Intent or a Plan of Operations with the Bureau of Land Management, depending upon the amount of new surface disturbance that is planned.  A Notice of Intent is planned for surface activities that anticipate less than 5.0 acres of surface disturbance, and usually can be obtained within a 30 to 60-day time period.  A Plan of Operations will be required if there is greater than 5.0 acres of new surface disturbance involved with the planned exploration work.  A Plan of Operations can take several months to be approved, depending on the nature of the intended work, the level of reclamation bonding required, the need for archeological surveys, and other factors as may be determined by the BLM.

The Centennial-Sun Cup mine complex (CSC) is situated along the northern limb of the Dolores Anticline in western San Miguel County, Colorado, within the Uravan Mineral Belt.  Uranium and vanadium mineralization occurs within the gently dipping upper and middle rim fluvial sandstones of the Late Jurassic Salt Wash Member of the Morrison Formation at an average depth of 320 feet below surface.

North American Uranium Corporation initially discovered the Sun Cup deposit in the late 1960s, and full scale production commenced in 1970.  The nearby Centennial deposit to the southwest of the Sun Cup Mine was discovered by Minerals Recovery Corporation (“MRC”), a division of Wisconsin Public Service, in the mid-1970s.  Surface and underground exploration showed that the mines intercepted the same mineralization and further mining connected the workings into one of the largest and most productive Salt Wash mines in Colorado.

Due to depressed uranium prices, MRC’s large scale operations at the mine ceased in the mid-1980s, whereby B-Mining Company (“BMC”) of Nucla, Colorado acquired the property in the mid-1980s and mined periodically until 1999.

Based on past drilling, there are 86 mineable grade intercepts. The underground workings are in excellent condition, and can accommodate near-term and low-cost production.  Potential for resource growth at the Centennial-Sun Cup Property is very high and would likely focus in and around the vicinity of the Centennial II, a neighboring ore body which is open in all directions.

The Centennial claims overlap San Miguel County Road 16R 7 miles after 16R intersects with State Highway 141 near the center of Disappointment Valley.  Branching from 16R, several year round 2-wheel drive accessible roads lead to the various mine openings, and hundreds of drilling and exploration roads transect the claims.

AMERICAN STRATEGIC MINERALS CORPORATION AND SUBSIDIARY
(FORMERLY VERVE VENTURES, INC.)
(EXPLORATION STAGE COMPANY)
March 31, 2012

NOTE 3 - MINERAL RIGHTS (continued)

Bull Canyon

The Bull Canyon Property consists of a Mining Lease of 2 unpatented mining claims in Montrose County, Colorado.  The Mining Lease gives the Company the exclusive right to conduct mineral exploration and development activities on the Property, subject to regulation by the BLM.  The lease commenced on November 2, 2011 and is for a term of 20 years.  In order to maintain its rights under the lease, the Company is required to pay annual BLM maintenance fees, with payment under the lease due 90 days before the BLM’s deadline for payment of such fees, in addition to any other costs associated with holding the unpatented mining claims.

To maintain the unpatented mining claims in good standing with the BLM, annual maintenance fee payments must be made to the BLM, in lieu of annual assessment work, on or before September 1 of each year. These claim fees are $140.00 per claim per year, plus minimal per claims cost of approximately $10 to $15 per claim recording fees to Montrose County where the claims are located.

With regard to the unpatented mining claims, future exploration drilling will require the Company to either file a Notice of Intent or a Plan of Operations with the Bureau of Land Management, depending upon the amount of new surface disturbance that is planned.  A Notice of Intent is planned for surface activities that anticipate less than 5.0 acres of surface disturbance, and usually can be obtained within a 30 to 60-day time period.  A Plan of Operations will be required if there is greater than 5.0 acres of new surface disturbance involved with the planned exploration work.  A Plan of Operations can take several months to be approved, depending on the nature of the intended work, the level of reclamation bonding required, the need for archeological surveys, and other factors as may be determined by the BLM.

The Bull Canyon Property is located along the rim of Bull Canyon in western Montrose County, Colorado within the Uravan Mineral Belt.  Uranium and vanadium mineralization is hosted in flat lying fluvial sandstones in the middle rim of the Late Jurassic Salt Wash Member of the Morrison Formation.  Ore grade mineralization associated with the property occurs in outcrop on the canyon rim, and mineralization away from the canyon wall ranges from 80 to 150 feet below the surface.

The original discovery of the Bull Canyon ore body was by B-Mining Company of Nucla, Colorado in the early 1970s.

Based on past drilling, there are 14 existing mineable grade intercepts.  The ore body is open in every direction away from the canyon rim, and is a prime target for resource expansion via low-cost, shallow drilling.  Production at Bull Canyon would be a near-term, low-cost operation with immediate ore production at the outcrop.

To access the Bully Canyon Property, begin at highway junction Highway 145-Highway 141 and Highway 90 turn left on Highway 90 and continue 7 miles. Turn left on Montrose County DD19 RD, continue 4 miles. Turn right on Montrose County FF 16 RD, continue 1 mile. Turn left on Montrose County GG16 RD continue 5 miles and make a left and continue 1 mile to the mine. The road is maintained by the County and is accessible via 2-wheeldrive access, except the last mile is with 4-wheeldrive access.

AMERICAN STRATEGIC MINERALS CORPORATION AND SUBSIDIARY
(FORMERLY VERVE VENTURES, INC.)
(EXPLORATION STAGE COMPANY)
March 31, 2012

NOTE 3 - MINERAL RIGHTS (continued)

Martin Mesa

The Martin Mesa Property consists of a Mining Lease covering 51 unpatented mining claims on BLM land in Montrose County, Colorado.  The Mining Lease gives the Company the exclusive right to conduct mineral exploration and development activities on the Property, subject to regulation by the BLM.  The lease commenced on November 2, 2011 and is for a term of 20 years.  In order to maintain its rights under the lease, the Company is required to pay annual BLM maintenance fees, with payment under the lease due 90 days before the BLM’s deadline for payment of such fees, in addition to any other costs associated with holding the unpatented mining claims.

To maintain the unpatented mining claims in good standing with the BLM, annual maintenance fee payments must be made to the BLM, in lieu of annual assessment work, on or before September 1 of each year. These claim fees are $140.00 per claim per year, plus minimal per claims cost of approximately $10 to $15 per claim recording fees to Montrose County where the claims are located.

With regard to the unpatented mining claims, future exploration drilling will require the Company to either file a Notice of Intent or a Plan of Operations with the Bureau of Land Management, depending upon the amount of new surface disturbance that is planned.  A Notice of Intent is planned for surface activities that anticipate less than 5.0 acres of surface disturbance, and usually can be obtained within a 30 to 60-day time period.  A Plan of Operations will be required if there is greater than 5.0 acres of new surface disturbance involved with the planned exploration work.  A Plan of Operations can take several months to be approved, depending on the nature of the intended work, the level of reclamation bonding required, the need for archeological surveys, and other factors as may be determined by the BLM.

Martin Mesa is located on the northern flank of the Paradox Valley anticline, in Montrose County, Colorado in the heart of the Uravan Mineral Belt.  Mineralization is hosted in fluvial sandstones in the upper, middle, and lower rims of the Late Jurassic Salt Wash Member of the Morrison Formation.  Martin Mesa has multiple mineralized areas that are very shallow and are easily accessible from the rim outcrop.  Depth to mineralization ranges from 80 to 300 feet from surface.

Martin Mesa was mined from 1915 through the 1920s for vanadium and radium, then again in the late 1930s in support of the Manhattan Project through the late 1950s, after which no mining has occurred to date.  Drilling has taken place on the property from the 1940s through 2009 comprising over 400 drill holes on 26 of the 51 claims.  The long history of drilling has resulted in the delineation of multiple areas of mineralization.  Lake Side Monarch, Vanadium Corporation of America, General Electric, Denver Mineral Exploration Corporation, Minerals Recovery Corporation, Dolores Bench Exploration and Mining Company, and Zenith Minerals have all leased the property and conducted exploration at the property.

Based on past drilling, there are over 50 existing mineable grade intercepts.  Martin Mesa's shallow mineralization near the rim outcrop also allows for near-term, low cost production.  Known mineralization is open on all sides away from the rim and additional drilling is anticipated to expand the historic drilling. The Martin Mesa claims overlap Montrose County Roads T12, T13, and S13, which branch from Montrose County Road R13 2.5 miles after R13 intersects with State Highway 141 near Uravan, Colorado.  All of the county roads are well maintained and allow year round 2-wheeldrive access.

AMERICAN STRATEGIC MINERALS CORPORATION AND SUBSIDIARY
(FORMERLY VERVE VENTURES, INC.)
(EXPLORATION STAGE COMPANY)
March 31, 2012

NOTE 3 - MINERAL RIGHTS (continued)

Avalanche/Ajax

The Avalanche/Ajax Property consists of a Mining Lease covering 8 unpatented mining claims on land administered by the BLM and the Manti-LaSal National Forest in San Juan County, Utah.  The Mining Lease gives the Company the exclusive right to conduct mineral exploration and development activities on the Property, subject to regulation by the BLM and the U.S. Forest Service.  The lease commenced on November 2, 2011 and is for a term of 20 years.  In order to maintain its rights under the lease, the Company is required to pay annual BLM maintenance fees, with payment under the lease due 90 days before the BLM’s deadline for payment of such fees, in addition to any other costs associated with holding the unpatented mining claims.

To maintain the unpatented mining claims in good standing with the BLM, annual maintenance fee payments must be made to the BLM, in lieu of annual assessment work, on or before September 1 of each year. These claim fees are $140.00 per claim per year, plus minimal per claims cost of approximately $10 to $15 per claim recording fees to San Juan County where the claims are located.

With regard to the unpatented mining claims, future exploration drilling will require the Company to either file a Notice of Intent or a Plan of Operations with the U.S. Forest Service, depending upon the amount of new surface disturbance that is planned.  A Notice of Intent is planned for surface activities that anticipate less than 5.0 acres of surface disturbance, and usually can be obtained within a 30 to 60-day time period.  A Plan of Operations will be required if there is greater than 5.0 acres of new surface disturbance involved with the planned exploration work.  A Plan of Operations can take several months to be approved, depending on the nature of the intended work, the level of reclamation bonding required, the need for archeological surveys, and other factors as may be determined by the Forest Service.

The Avalanche/Ajax is located in central San Juan County, Utah in the Cottonwood Wash Mining District.  Mineralization is hosted in gently dipping fluvial conglomeratic sand lenses of the Early Triassic Shinarump Member of the Chinle Formation.  Depth to mineralization ranges from 40 to 250 feet below surface.

Small private companies produced uranium on this property from the early 1950s through 1976.  In 1976, a 600-foot access drift to the known mineralization was completed.

Based on past drilling, there are over 150 existing mineable grade intercepts. The Avalanche/Ajax is very shallow mineralization targeted for near-term, low cost production.

To access the Avalache/Ajax Property, from Utah Highway 95 turn north onto San Juan County Road 228 (Cottonwood Rd), continue 9.3 miles.  Turn North onto San Juan County Rd 268 (North Elk Mountain Rd), continue 9.6 miles to Avalanche Portal.  The road is County maintained from spring to fall.  Depending upon snowfall, 4-wheeldrive may be necessary in winter.

Home Mesa

The Home Mesa Property consists of a Mining Lease covering 9 unpatented mine claims on BLM land in San Juan County, Utah.  The Mining Lease gives the Company the exclusive right to conduct mineral exploration and development activities on the Property, subject to regulation by the BLM.  The lease commenced on November 2, 2011 and is for a term of 20 years.  In order to maintain its rights under the lease, the Company  is required to pay annual BLM maintenance fees, with payment under the lease due 90 days before the BLM’s deadline for payment of such fees, in addition to any other costs associated with holding the unpatented mining claims.

To maintain the unpatented mining claims in good standing with the BLM, annual maintenance fee payments must be made to the BLM, in lieu of annual assessment work, on or before September 1 of each year. These claim fees are $140.00 per claim per year, plus minimal per claims cost of approximately $10 to $15 per claim recording fees to San Juan County where the claims are located.

AMERICAN STRATEGIC MINERALS CORPORATION AND SUBSIDIARY
(FORMERLY VERVE VENTURES, INC.)
(EXPLORATION STAGE COMPANY)
March 31, 2012

NOTE 3 - MINERAL RIGHTS (continued)

With regard to the unpatented mining claims, future exploration drilling will require the Company  to either file a Notice of Intent or a Plan of Operations with the Bureau of Land Management, depending upon the amount of new surface disturbance that is planned.  A Notice of Intent is planned for surface activities that anticipate less than 5.0 acres of surface disturbance, and usually can be obtained within a 30 to 60-day time period.  A Plan of Operations will be required if there is greater than 5.0 acres of new surface disturbance involved with the planned exploration work.  A Plan of Operations can take several months to be approved, depending on the nature of the intended work, the level of reclamation bonding required, the need for archeological surveys, and other factors as may be determined by the BLM.

The Home Mesa ore body is located in western San Juan County, Utah, four miles north of the Deer Flat Mining District.  Mineralization is hosted in flat lying fluvial conglomeratic sand lenses of the Early Triassic Shinarump Member of the Chinle Formation.  Depth to mineralization is 80 feet below surface.

In 1976 Plateau Resources, started a comprehensive exploration program that was completed in1984. Based on past drilling, there are 93 existing mineable grade intercepts. Mining will require a 500-foot decline for access to the main areas of mineralization.

To access the Home Mesa Property, from Utah Highway 95 near Natural Bridges; turn north onto Utah Highway 275, continue .6 miles.  Turn north onto San Juan County Road 268 (South Elk Mountain Rd), continue 7.9 miles.  Turn left onto San Juan County Road 256 (Wooden Shoe Rd), continue 13.8 miles to Home Mesa Claims.  The road is County maintained from spring to fall.  Depending upon snowfall, 4-wheeldrive may be necessary in winter.

Pitchfork

On January 30, 2012, the Company, through its wholly owned subsidiary, Amicor, entered into a Mining Claim and Lease Sale/Purchase Agreement with Robert A. Larson, the owner of certain unpatented mining claims known as the Pitchfork Claims (the “Claims”) and the lessee of the surface rights (the “Lease”) in, on and under a portion of the Claims (the “Agreement”) (see Note7).  Such property is located in San Miguel County, Colorado consisting of 320 acres more or less. Pursuant to the terms of the Agreement, Mr. Larson sold and quitclaimed the Claims to the Company under a quitclaim deed (the “Quitclaim Deed”) and assigned the Lease to the Company pursuant to a lease assignment in consideration for an aggregate purchase price One Hundred and Fifty Thousand Dollars ($150,000).  Pursuant to the terms of the Agreement and the Quitclaim Deed, the Company shall pay to Mr. Larson a Production Royalty, on a quarterly basis, equal to 5% of the fair market value (calculated pursuant to the terms of the Quitclaim Deed) of all crude ores containing uranium, vanadium and associated and related minerals mined and shipped or sold form the Claims or fed to “Initial Process” (defined in the Quitclaim Deed as “any processing or milling procedure to up-grade, concentrate or refine crude ores, including custom milling or other processing arrangement whereby title to the crude ore and all products derived therefrom is retained by the Company.

AMERICAN STRATEGIC MINERALS CORPORATION AND SUBSIDIARY
(FORMERLY VERVE VENTURES, INC.)
(EXPLORATION STAGE COMPANY)
March 31, 2012

NOTE 4 – NOTES PAYABLE – RELATED PARTY

In November 2011, the Company issued a promissory note for $53,500 to an affiliated company owned by the officers of Amicor. The note was payable in full without interest on or before January 15, 2012.

In December 2011, the Company issued a promissory note for $99,474 to an affiliated company owned by the officers of Amicor. The note was payable in full without interest on or before January 15, 2012. The Company shall pay to the note holder a late charge of 5% per annum if payment is not received within 15 days after January 15, 2012. Such note was in connection with the execution of a lease assignment agreement between the Company and the affiliated company for certain mineral rights located in San Juan County, Utah.

On January 30, 2012, the Company paid both promissory notes for a total of $152,974. The affiliated company agreed not to charge the Company a late penalty fee upon satisfaction of the notes.

NOTE 5 - STOCKHOLDERS' EQUITY (DEFICIT)

On November 25, 2011, the board of directors of the Company authorized a 1.362612612 for one forward split in the form of a dividend, whereby an additional 0.362612612 shares of common stock, par value $0.0001 per share, were issued for each one share of Common Stock held by each shareholder of record on December 9, 2011.  All share amounts have been adjusted to reflect the number of shares of Common Stock on a post-dividend/post-split basis.

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

Common Stock

In November 2011, the Company issued 10,000,000 shares of common stock to Amicor Shareholders in exchange for cash proceeds of $5,000, as well as the execution of certain mining lease agreements between the Company and certain officers and affiliated companies owned by the officers of Amicor, and also the exchange of drilling and resource data owned by certain officers and affiliated companies owned by the officers of Amicor. The mineral properties are located in the County of San Juan, Utah, County of Montrose, Colorado and County of San Miguel, Colorado.

On January 26, 2012, the Company entered into an Exchange Agreement with Amicor and Amicor Shareholders (see Note 1).  Upon closing of the transaction contemplated under the Share Exchange, on January 26, 2012, the Amicor Shareholders transferred all of the issued and outstanding capital stock of Amicor to the Company in exchange for an aggregate of 10,000,000 shares of the common stock of the Company. Additionally, as further consideration for entering into the Exchange Agreement, certain Amicor Shareholders received ten-year warrants to purchase an aggregate of 6,000,000 shares of the Company’s Common Stock with an exercise price of 0.50 per share.

Immediately following the closing of the Share Exchange and the Private Placement, under an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Conveyance Agreement”), the Company transferred all of the pre-Share Exchange assets and liabilities to a newly formed wholly-owned subsidiary of the Company, Verve Holdings, Inc. (“SplitCo”).  Pursuant to a stock purchase agreement (the “Stock Purchase Agreement”), the Company transferred all of the outstanding capital stock of SplitCo to certain former shareholders of the Company in exchange for the cancellation of 4,769,144 (post-split) shares of the Company’s Common Stock that they owned (the “Split-Off”), with 7,500,000 (post split) shares of the Company’s common stock held by persons who acquired such shares prior to the Share Exchange remaining outstanding.  Accordingly, following the Split-Off, 7,500,000 shares will constitute as the Company’s “public float”.

AMERICAN STRATEGIC MINERALS CORPORATION AND SUBSIDIARY
(FORMERLY VERVE VENTURES, INC.)
(EXPLORATION STAGE COMPANY)
March 31, 2012

NOTE 5 - STOCKHOLDERS' EQUITY (DEFICIT) (continued)

On January 26, 2012, the Company sold 10,029,965  shares of  the Company’s common stock at a purchase price of $0.50 per share in a private placement to accredited investors, resulting in aggregate net proceeds to the Company of $4,993,965 (the “Private Placement”), which includes an aggregate of $100,000 advanced to Amicor for general working capital purposes prior to the closing of the Share Exchange which was converted into an aggregate of 200,000 shares of Common Stock in the Private Placement and an aggregate of $75,000 in debt owed in January 2012 for legal fees incurred by Amicor which was converted into an aggregate 150,000 shares of Common Stock in the Private Placement.  On January 30, 2012, the Company sold an additional 600,000 shares of Common Stock in the Private Placement with gross proceeds to the Company of $300,000 for total net proceeds to the Company of $5,293,965. In connection with these private placements, the Company paid legal fees of $21,000.

On January 26, 2012, contemporaneously with the Exchange Agreement, the Company also entered into an Option Agreement with Pershing Gold Corporation (formerly Sagebrush Gold Ltd.), a Nevada corporation (“Pershing”) pursuant to which the Company obtained the option (the “Pershing Option”) to acquire certain uranium exploration rights and properties held by Pershing.  In consideration for issuance of the Pershing Option, the Company issued to Pershing (i) a $1,000,000 promissory note payable in installments upon satisfaction of certain conditions (the “Note”), expiring six months following issuance and (ii) 10 million shares of the Company’s Common Stock (collectively, the “Option Consideration”) (see Note 8).   The Company recorded the 10 million shares at the fair market value (based on the recent selling price of the Company’s common stock at private placements) of the shares at $0.50 per share or $5 million. The total value of the Option Consideration amounted to $6,000,000 and was included in deposit as reflected in the accompanying consolidated balance sheet.

In March 2012, the Company issued an aggregate of 3,888,889 shares of common stock in connection with the exercise of the 5,000,000 stock warrants on a cashless basis. The Company valued these common shares at par value (see Note – Common Stock Warrants).

Common Stock Warrants

On January 26, 2012, the Company issued to Amicor Shareholders ten-year warrants to purchase an aggregate of 6,000,000 shares of the Company’s Common Stock with an exercise price of 0.50 per share in connection with the Exchange Agreement (see Note 1).

The Company entered into agreements with certain consultants, including GRQ Consultants, Inc., pursuant to which such consultants will provide certain services to the Company in consideration for which the Company sold to the consultants warrants to purchase an aggregate of 3,500,000 shares of the Company’s common stock with an exercise price of $0.50 per share (the “Consulting Warrants”).   The services provided by GRQ Consultants, Inc. include introductions to banking relationships, consulting on strategic acquisitions and advice on capital restructuring.  The Consulting Warrants have a term of ten years and are exercisable on a cashless basis after twelve months if the shares of common stock underlying the Consulting Warrants are not registered with the Securities and Exchange Commission. In March 2012, the Company issued an aggregate of 2,722,222 shares of common stock in connection with the exercise of the 3,500,000 stock warrants on a cashless basis.

The Company issued warrants to purchase an aggregate of 2,700,000 shares of Common Stock at an exercise price of $0.50 per share to Joshua Bleak, David Rector, Stuart Smith and George Glasier, as directors of the Company (the “Director Warrants”). The Director Warrants have a term of ten years and are exercisable on a cashless basis after twelve months if the shares of common stock underlying the Director Warrants are not registered with the Securities and Exchange Commission.  The Director Warrants issued to Mr. Smith, Mr. Rector and Mr. Bleak vest in three equal annual installments with the first installment vesting one year from the date of issuance.  The Director Warrant issued to Mr. Glasier is immediately exercisable. In March 2012, the Company issued an aggregate of 1,166,667 shares of common stock to Mr. Glasier in connection with the exercise of the 1,500,000 stock warrants on a cashless basis.

AMERICAN STRATEGIC MINERALS CORPORATION AND SUBSIDIARY
(FORMERLY VERVE VENTURES, INC.)
(EXPLORATION STAGE COMPANY)
March 31, 2012

NOTE 5 - STOCKHOLDERS' EQUITY (DEFICIT) (continued)

The Company also issued a ten-year warrant to purchase an aggregate of 300,000 shares of Common Stock with an exercise price of $0.50 per share to Daniel Bleak, an outside consultant to the Company, which vests in three equal annual installments with the first installment vesting one year from the date of issuance (the “Additional Consulting Warrant”).  The Additional Consulting Warrant is exercisable on a cashless basis after twelve months in the absence of an effective registration statement covering the resale of the shares of Common Stock underlying the Additional Consulting Warrant.  Daniel Bleak is the father of Joshua Bleak, a member of the Company’s board of directors.  The Company did not enter into a consulting agreement with Mr. Bleak.

The 6,500,000 warrant were valued on the grant date at approximately $0.50 per warrant or a total of $3,242,850 using the Black-Scholes option pricing model used for this valuation had the following assumptions: stock price of $0.50 per share (based on the recent selling price of the Company’s common stock at private placements), volatility of 191% (estimated using volatilities of similar companies), expected term of approximately ten years, and a risk free interest rate of 1.96%. For the three months ended March 31, 2012, the Company recorded stock-based compensation and stock-based consulting expense of $781,610 and $1,754,465, respectively.

At March 31, 2012, there was a total of $706,775 of unrecognized compensation expense related to these non-vested warrant-based compensation arrangements discussed above.

A summary of the status of the Company's outstanding stock warrants and changes during the period then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2011	-	$-	-
Granted	12,500,000	0.50	10
Cancelled	-	-	-
Forfeited	-	-	-
Exercised	(5,000,000)	0.50	9.83
Balance at March 31, 2012	7,500,000	$0.50	9.80

Warrants exercisable at March 31, 2012	6,000,000	$0.50	9.80
Weighted average fair value of options granted during the three months ended March 31, 2012		$0.50

AMERICAN STRATEGIC MINERALS CORPORATION AND SUBSIDIARY
(FORMERLY VERVE VENTURES, INC.)
(EXPLORATION STAGE COMPANY)
March 31, 2012

NOTE 6 – RELATED PARTY TRANSACTIONS

In November 2011, the Company issued a promissory note for $53,500 to an affiliated company owned by the officers of Amicor. The note was payable in full without interest on or before January 15, 2012.In December 2011, the Company issued a promissory note for $99,474 to an affiliated company owned by the officers of Amicor. The note was payable in full without interest on or before January 15, 2012. Such note was in connection with the execution of a lease assignment agreement between the Company and the affiliated company for certain mineral rights located in San Juan County, Utah. On January 30, 2012, the Company paid both promissory notes above for a total of $152,974. The affiliated company agreed not to charge the Company a late penalty fee upon satisfaction of the notes.

In November 2011, the Company issued 10,000,000 shares of common stock to Amicor Shareholders in exchange for cash proceeds of $5,000 (see Note 5).

On January 26, 2012, the Company entered into a 1 year consulting agreement with GRQ Consultants, Inc., pursuant to which such consultants will provide certain services to the Company in consideration for which the Company sold to the consultant warrants to purchase an aggregate of 1,750,000 shares of the Company’s common stock with an exercise price of $0.50.   The services provided by GRQ Consultants, Inc. include introductions to banking relationships, consulting on strategic acquisitions and advice on capital restructuring.  Barry Honig is the owner of GRQ Consultants, Inc. GRQ Consultants, Inc. 401(k), which is also owned by Mr. Honig, purchased an aggregate of $500,000 of shares of Common Stock in the Company’s Private Placement.  In addition, the Company entered into an Option Agreement with Pershing whereby Mr. Honig is a member of Pershing’s board of directors (see Note 7).

On January 26, 2012 the Company also issued a ten-year warrant to purchase an aggregate of 300,000 shares of Common Stock with an exercise price of $0.50 per share to Daniel Bleak, an outside consultant to the Company, which vests in three equal annual installments with the first installment vesting one year from the date of issuance Daniel Bleak is the father of Joshua Bleak, a member of the Company’s board of directors.

On March 19, 2012, the Company entered into an agreement with California Gold Corp. (“California Gold”), pursuant to which the Company agreed to provide California Gold with a geological review on or prior to March 30, 2012, of the Company’s Bull Canyon and Martin Mesa properties (see Note 8) in consideration for $125,000. David Rector, the Company’s director, is a member of California Gold’s board of directors.

The Company’s principal place of business is located in a building owned by Silver Hawk Ltd., a Colorado corporation.   George Glasier, the Company’s Chief Executive Officer, is the President and Chief Executive Officer of Silver Hawk Ltd.  The Company leases its office space on a month to month basis at a monthly rate of $850 pursuant to a lease effective January 1, 2012.

AMERICAN STRATEGIC MINERALS CORPORATION AND SUBSIDIARY
(FORMERLY VERVE VENTURES, INC.)
(EXPLORATION STAGE COMPANY)
March 31, 2012

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Mining Lease Agreements

In November 2011, the Company, through its wholly owned subsidiary, Amicor, entered into several mining lease agreements with certain officers of Amicor and affiliated companies owned by the officers of Amicor (collectively the “Lessors”). Such mining lease agreements grants and leases to the Company mineral properties located in the County of San Juan, Utah, County of Montrose, Colorado and County of San Miguel, Colorado. The term of the mining lease agreements shall be for the period of 20 years. The Company is required to pay the annual Bureau of Land Management maintenance fees and other fees required to hold the mineral properties. If the Company fails to keep or perform according to the terms of this agreement shall constitute an event of default and as such the Company shall have 10 days after receipt of default notice to make good or cure the default. Upon failure to cure the default, such mining lease agreements shall be terminated by the Lessors. The Company shall be under no further obligation or liability to the Lessors from and after the termination except for the performance of obligations and satisfaction of accrued liabilities to Lessors or third parties prior to such termination.

In December 2011, the Company, through its wholly owned subsidiary, Amicor, entered into a lease assignment/acceptance agreement with an affiliated company owned by the officers of Amicor whereby the affiliated company agreed to assign its mineral rights and interests to the Company under a Surface and Mineral Lease Agreement (the “Agreement”) dated in October 2011 with J.H. Ranch, Inc. (the “Lessor”) located in San Juan County, Utah. The Company agreed to perform all of the affiliated company’s obligation under the Agreement, including the payment of all lease payments, annual rents, advanced royalties, production royalties and other compensation as defined in the 20 year term Agreement.

The following schedule consists of the lease payment to Lessor based from the Agreement:

Due Date of Lease Payments from October 2011	Amount of Lease Payment

On or before the 30th day after the 1st Anniversary	$42,500
On or before the 30th day after the 2nd Anniversary	$70,000
On or before the 30th day after the 3rd Anniversary	$87,500
On or before the 30th day after the 4th Anniversary as the 5th and final payment	$87,500

The Company is required under the terms of the Agreement to make annual rent payments commencing on or before the 30th day after the 5th anniversary and each year thereafter and shall pay $10 for each acre of land contained within the lease premises.

The following schedule consists of the advance royalty payments to Lessor based from the Agreement:

Due Date of Advance Royalty Payments from October 2011	Amount of Advance Royalty Payment

On or before the 30th day after the 1st Anniversary	$42,500
On or before the 30th day after the 2nd Anniversary	$70,000
On or before the 30th day after the 3rd Anniversary	$87,500
On or before the 30th day after the 4th Anniversary as the 5th and final payment	$87,500

The Company shall pay a production royalty of 6.25% of the fair market value of all crude ores containing uranium, canadium and associated and related minerals mined and sold from the leased deposits. When production royalty payments from the sales of ores from the leased premises equal the cumulative amount due to Lessor as advanced royalty payment, the Company shall pay Lessor 12.5% of the fair market value as defined in the Agreement.

AMERICAN STRATEGIC MINERALS CORPORATION AND SUBSIDIARY
(FORMERLY VERVE VENTURES, INC.)
(EXPLORATION STAGE COMPANY)
March 31, 2012

NOTE 7 – COMMITMENTS AND CONTINGENCIES (continued)

On January 30, 2012, the Company, through its wholly owned subsidiary, Amicor, entered into a Mining Claim and Lease Sale/Purchase Agreement with Robert A. Larson whereby Mr. Larson sold and quitclaimed the Claims to the Company under a quitclaim deed and assigned the Lease to the Company pursuant to a lease assignment in consideration for an aggregate purchase price One Hundred and Fifty Thousand Dollars ($150,000) (see Note 3).  Pursuant to the terms of the Agreement and the Quitclaim Deed, the Company shall pay to Mr. Larson a Production Royalty, on a quarterly basis, equal to 5% of the fair market value (calculated pursuant to the terms of the Quitclaim Deed) of all crude ores containing uranium, vanadium and associated and related minerals mined and shipped or sold form the Claims or fed to “Initial Process” (defined in the Quitclaim Deed as “any processing or milling procedure to up-grade, concentrate or refine crude ores, including custom milling or other processing arrangement whereby title to the crude ore and all products derived therefrom is retained by the Company. Such property is located in San Miguel County, Colorado consisting of 320 acres more or less. The term of the assigned lease shall be for a period of 10 years and the Company shall have the right to renew and extend for an additional 10 year period. Under the lease, the Company shall pay annual rent payment of $10 for each acres of land contained within the property. Once development, mining and or production has commenced and defined areas for mining has been designated, the annual rent payment for that portion shall be $25 for each acre designated with the remaining acreage shall continue to be paid at $10 for each acre. The Company shall also pay surface damage as defined in the Lease.

Option Agreement

On January 26, 2012, the Company entered into an Option Agreement with Pershing pursuant to which the Company obtained the option to acquire certain uranium exploration rights and properties held by Pershing (the “Pershing Properties”), as further described herein.  In consideration for issuance of the Pershing Option, the Company issued to Pershing (i) a $1,000,000 promissory note payable in installments upon satisfaction of certain conditions (the “Note”), expiring six months following issuance and (ii) 10,000,000 shares of our Common Stock (collectively, the “Option Consideration”).  Pursuant to the terms of the Note, upon the closing of a private placement in which the Company receives gross proceeds of at least $5,000,000 (within six months of the closing of the Exchange Agreement), then the Company shall repay $500,000 under the Note.  Additionally, upon the closing of a private placement in which the Company receives gross proceeds of at least an additional $1,000,000 (within six months of the closing of the Exchange Agreement), the Company shall pay the outstanding balance under the Note.  The Note does not bear interest.  The Option is exercisable for a period of 90 days following the closing of the Exchange Agreement, in whole or in part, at an exercise price of Ten Dollars ($10.00) for any or all of the Pershing Properties.  In the event the Company does not exercise the Pershing Option, Pershing will retain all of the Option Consideration.  The Company’s intends to undertake additional investigation concerning the Pershing Properties prior to making a determination to exercise the Option, and to conduct further due diligence.  Accordingly there can be no assurance the Company will acquire any or all of the Pershing Properties.  The Pershing Properties consist of certain uranium assets and rights acquired by Pershing from Continental Resources Group, Inc. on July 22, 2011, a uranium exploration and development company, and primarily consist of certain state leases and federal unpatented mining claims in California known as the Coso property in Inyo County, Artillery Peak, in western north-central Arizona, Blythe, in Riverside County, California and Prospect Uranium, in North Dakota.  Prior to the exercise of the Option, Pershing shall retain the right to explore, develop or operate on any of the Pershing Properties and the Company will assume all costs and expenses associated with the Pershing Properties following exercise of the option. Joshua Bleak, a member of the board of directors, is the current Chief Executive Officer of Continental Resources Group, Inc.

Between January 2012 and February 2012, the Company paid $930,000 of the Note. Note payable to Pershing at March 31, 2012 amounted to $70,000. The Company recorded the 10 million shares at the fair market value (based on the recent selling price of the Company’s common stock at private placements) of the shares at $0.50 per share or $5 million. The total value of the Option Consideration amounted to $6,000,000 and was included in deposit as reflected in the accompanying consolidated balance sheet.

AMERICAN STRATEGIC MINERALS CORPORATION AND SUBSIDIARY
(FORMERLY VERVE VENTURES, INC.)
(EXPLORATION STAGE COMPANY)
March 31, 2012

NOTE 8 – MARKETABLE SECURITIES

Marketable securities at March 31, 2012 consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Publicly traded equity securities – available for sale	$125,000	—	(75,000)	$50,000

Available for sale securities are carried at fair value. Unrealized gains or losses on marketable securities - available for sale are recognized on a periodic basis as an element of comprehensive income based on changes in the fair value of the security. Once liquidated, realized gains or losses on the sale of marketable securities available for sale will be reflected in the Company’s net loss for the period in which the security are liquidated.

On March 19, 2012, the Company entered into an agreement with California Gold, pursuant to which the Company agreed to provide California Gold with a geological review (the “Report”) on or prior to March 30, 2012, of the Company’s Bull Canyon and Martin Mesa properties pursuant to which California Gold may determine and identify the approximate locations and scope of geologic formations that could contain potential gold deposits on these properties.

In consideration for delivery of the Report, California Gold agreed to pay the Company $125,000, which payment may, at the election of California Gold, be paid in cash or in unregistered shares of California Gold common stock, par value $0.001 per share (the “California Gold Common Stock”), issued by California Gold.  In the event that California Gold elects to deliver the California Gold Common Stock, it shall deliver such number of shares of California Gold Common Stock that shall be equal to the number which results from dividing $125,000 by the lesser of: (i) the closing price of a share of the California Gold Common Stock as quoted on the Over the Counter Bulletin Board on March 19, 2012 or (ii) the purchase price per share of California Gold Common Stock paid by investors in California Gold sold in California Gold’s next financing, if any, on or before March 30, 2012. In March 2012, the Company received 1,250,000 restricted shares of California Gold.

At the time of issuance, the Company valued the shares of California Gold and recorded the cost of investment at the fair market value (based on the closing price pursuant to the agreement) of the shares at $0.10 per share or $125,000 and was recorded as other income during the three months ended March 31, 2012 as reflected in the accompanying condensed consolidated statement of operations.

The Company has recorded unrealized loss of $75,000 as an element of comprehensive income during the three months ended March 31, 2012.

NOTE 9 – SUBSEQUENT EVENTS

In May 2012, the Company and Pershing agreed to extend the expiration date of the Pershing Option to June 15, 2012.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Report on Form 10-Q and other written and oral statements made from time to time by us may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties.  Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning.  One can identify them by the fact that they do not relate strictly to historical or current facts.  These statements are likely to address our growth strategy, financial results and product and development programs.  One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward looking statements.  These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not.  No forward looking statement can be guaranteed and actual future results may vary materially.

Information regarding market and industry statistics contained in this Report is included based on information available to us that we believe is accurate.  It is generally based on industry and other publications that are not produced for purposes of securities offerings or economic analysis.  We have not reviewed or included data from all sources, and cannot assure investors of the accuracy or completeness of the data included in this Report.  Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services.  We do not assume any obligation to update any forward-looking statement.  As a result, investors should not place undue reliance on these forward-looking statements.

Recent Events

On November 25, 2011, our board of directors authorized a 1.362612612 for one forward split in the form of a dividend, whereby an additional 0.362612612 shares of common stock, par value $0.0001 per share (the “Common Stock”), were issued for each one share of Common Stock held by each shareholder of record on December 9, 2011.  All share amounts referenced in this Current Report on Form 10-Q have been adjusted to reflect the number of shares of Common Stock on a post-dividend/post-split basis.   On December 7, 2011, we filed an amendment to our articles of incorporation in order to (i) change our name to “American Strategic Minerals Corporation” from “Verve Ventures, Inc.”, (ii) increase the authorized capital stock of the Company to 250,000,000 shares, consisting of 200,000,000 shares of Common Stock and 50,000,000 shares of “Blank Check” Preferred Stock, and (iii) change the par value of the capital stock of the Company to $0.0001 per share from $0.001 per share.

The Share Exchange

On January 26, 2012, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with American Strategic Minerals Corporation, a Colorado corporation (“Amicor”) and the shareholders of Amicor (the “Amicor Shareholders”).  Upon closing of the transaction contemplated under the Exchange Agreement (the “Share Exchange”), on January 26, 2012, the Amicor Shareholders (nine persons) transferred all of the issued and outstanding capital stock of Amicor to the Company in exchange for an aggregate of 10,000,000 shares of the common stock of the Company.  Such exchange caused Amicor to become a wholly-owned subsidiary of the Company.  Additionally, as further consideration for entering into the Exchange Agreement, certain Amicor Shareholders received ten-year warrants to purchase an aggregate of 6,000,000 shares of the Company’s Common Stock with an exercise price of 0.50 per share (the “Share Exchange Warrants”).  The Share Exchange Warrants may be exercised on a cashless basis after 12 months from the date of issuance in the absence of an effective registration statement covering the resale of the shares of Common Stock underlying the Share Exchange Warrants.  Prior to the acquisition of Amicor by the Company, Amicor acquired certain mining and mineral rights from the Amicor Shareholders and is primarily involved in uranium exploration and development, as further described herein.

On January 26, 2012, contemporaneously with the Exchange Agreement, we also entered into an Option Agreement (the “Option Agreement”) with Pershing Gold Corporation (formerly Sagebrush Gold Ltd.), a Nevada corporation (“Pershing”) pursuant to which we obtained the option (the “Pershing Option”) to acquire certain uranium exploration rights and properties held by Pershing (the “Pershing Properties”), as further described herein.  In consideration for issuance of the Pershing Option, we issued to Pershing (i) a $1,000,000 promissory note payable in installments upon satisfaction of certain conditions (the “Note”), expiring six months following issuance and (ii) 10,000,000 shares of our Common Stock (collectively, the “Option Consideration”).  Pursuant to the terms of the Note, upon the closing of a private placement in which the Company receives gross proceeds of at least $5,000,000 (within six months of the closing of the Exchange Agreement), then the Company shall repay $500,000 under the Note.  Additionally, upon the closing of a private placement in which the Company receives gross proceeds of at least an additional $1,000,000 (within six months of the closing of the Exchange Agreement), the Company shall pay the outstanding balance under the Note.  The Note does not bear interest.  The Option is exercisable, in whole or in part, at an exercise price of Ten Dollars ($10.00) for any or all of the Pershing Properties.  We amended the Option on April 24, 2012 to extend its exercise date to May 15, 2012 and amended it again on May 2, 2012 to extend its exercise date to June 15, 2012.  In the event the Company does not exercise the Pershing Option, Pershing will retain all of the Option Consideration.  On January 26, 2012, in conjunction with the closing of the Private Placement (as described further herein), the Company paid $500,000 towards the Note.  The Company’s intends to undertake additional investigation concerning the Pershing Properties prior to making a determination to exercise the Option, and to conduct further due diligence.  Accordingly there can be no assurance the Company will acquire any or all of the Pershing Properties.  The Pershing Properties consist of certain uranium assets and rights acquired by Pershing from Continental Resources Group, Inc. on July 22, 2011, a uranium exploration and development company, and primarily consist of certain state leases and federal unpatented mining claims in California known as the Coso property in Inyo County, Artillery Peak, in western north-central Arizona, Blythe, in Riverside County, California and Prospect Uranium, in North Dakota.  Prior to the exercise of the Option, Pershing shall retain the right to explore, develop or operate on any of the Pershing Properties and the Company will assume all costs and expenses associated with the Pershing Properties following exercise of the option.

Between January 2012 and February 2012, the Company paid $930,000 of the Note. Note payable to Pershing at March 31, 2012 amounted to $70,000.

We are primarily engaged in the acquisition and exploration of properties that may contain uranium mineralization in the United States.   Our target properties are those that have been the subject of historical exploration.  We have not begun operations at any of our target properties.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the financial statements.

Principles of Consolidation

The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and present the financial statements of the Company and our wholly-owned subsidiary. In the preparation of our consolidated financial statements, intercompany transactions and balances are eliminated.

Exploration Stage Companies

We have been in the exploration stage since our formation and have not yet realized any revenues from our planned operations. We have not commenced business operations. We are an exploration stage company as defined in Accounting Standards Codification (“ASC”) 915 “Development Stage Entities”.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management include, but are not limited to, the assumptions used to calculate fair value of warrants granted, common stock issued for services, and common stock issued in connection with an option agreement.

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

The carrying amounts reported in the balance sheet for cash, prepaid expenses, accounts payable, accrued expenses, and note payable approximate their estimated fair market value based on the short-term maturity of this instrument.

In addition, FASB ASC 825-10-25 “Fair Value Option” was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.

Stock-based Compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

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

Mineral Property Acquisition and Exploration Costs

Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company has chosen to expense all mineral exploration costs as incurred given that it is still in the exploration stage. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized, using the units-of-production method over the estimated life of the probable-proven reserves. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed.

ASC 930-805, states that mineral rights consist of the legal right to explore, extract, and retain at least a portion of the benefits from mineral deposits. Mining assets include mineral rights. Acquired mineral rights are considered tangible assets under ASC 805. ASC 805 requires that mineral rights be recognized at fair value as of the acquisition date. As a result, our direct costs to acquire mineral rights are initially capitalized as tangible assets. Mineral rights include costs associated with acquiring patented and unpatented mining claims. If proven and probable reserves are established for the property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserve. For mineral rights in which proven and probable reserves have not yet been established, we assess the carrying values for impairment at the end of each reporting period and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Long-Lived Assets

We review for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.

Recent Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles — Goodwill and Other (Topic 350). This Accounting Standards Update amends FASB ASC Topic 350. This amendment specifies the change in method for determining the potential impairment of goodwill. It includes examples of circumstances and events that the entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption does not have any material impact on our consolidated financial position and results of operations.

In December 2011, FASB issued Accounting Standard Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income (ASU 2011-12) , which indefinitely defers certain provisions of ASU 2011-05 issued earlier in June 2011and will be further deliberated by the FASB at a future date. The new ASU affects entities that report items of comprehensive income in any period presented. During the deferral period, entities will still need to comply with the existing requirements in U.S. GAAP for the presentation of reclassification adjustments. Specifically, ASC 220 gives entities the option of (1) presenting reclassification adjustments out of accumulated other comprehensive income on the face of the statement in which comprehensive income is presented or (2) disclosing reclassification adjustments in the footnotes to the financial statements. ASU 2011-12 and ASU 2011-05 share the same effective date. This guidance is effective for our interim and annual periods beginning after December 15, 2011. The adoption does not have any material impact on our consolidated financial position and results of operations.

Other accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Results of Operations

American Strategic Minerals Corporation business began on April 30, 2011 accordingly, no comparisons exist for the prior period. We are still in our exploration stage and have generated no revenues to date.

Three months ended March 31, 2012

We incurred operating expenses of $3,084,879 for the three months ended March 31, 2012. These expenses primarily consisted of general expenses, exploration cost, compensation, professional fees and consulting incurred in connection with the day to day operation of our business. The operating expenses consisted of the following:

For the Three Months Ended March 31, 2012
Exploration costs	$27,305
Travel and related expenses	63,979
Professional fees	262,739
Compensation and related taxes	840,943
Consulting fees	1,829,423
Other general and administrative	60,490
Total	$3,084,879

·
Explorations costs:  For the three months ended March 31, 2012, exploration costs were $27,305, which includes costs of lease, exploration, carrying and retaining unproven mineral lease properties. The Company has chosen to expense all mineral acquisition and exploration costs as incurred given that it is still in the exploration stage.

·
Travel and related expenses: Travel expenses were $63,979 during the three months ended March 31, 2012.These expenses are in connection with conference campaign and business development related travel.

·
Compensation expense and related taxes: Compensation expense includes salaries and stock-based compensation to our employees. For the three months ended March 31, 2012, compensation expense and related taxes were $840,943 which is primarily attributable to stock based compensation of $781,610 in connection with warrant grants to our directors during the period.

·
Consulting fees: For the three months ended March 31, 2012, we incurred consulting fees of $1,829,423 which is primarily attributable to stock based consulting of $1,754,465 in connection with warrant grants to consultants for consulting on strategic acquisitions and advice on capital restructuring during the period.

·	Professional fees: For the three months ended March 31, 2012, professional fees were $262,739 which includes fees incurred for audits and legal fees related to public company filing requirements.

·
Other general and administrative expenses: For the three months ended March 31, 2012 other general and administrative expenses were $60,490, which includes postage, general insurance, automobile, office supplies, utilities, rent expense and office expenses.

Other Income

Total other income was $125,000 for the three months ended March 31, 2012. On March 19, 2012, we entered into an agreement with California Gold, pursuant to which we agreed to provide California Gold with a geological review on or prior to March 30, 2012, of our Bull Canyon and Martin Mesa properties in consideration for $125,000.

Net loss

We reported a net loss of $2,959,879 for the three months ended March 31, 2012 and basic and diluted net loss of $0.09 per share.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At March 31, 2012, we had a cash balance of $4,006,244 and working capital of $10,019,239. We have been funding our operations through the sale of our common stock through private placements for operating capital purposes.  As of March 31, 2012, note payable amounted to $70,000.

We currently have no material commitments for capital expenditures. We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations.   We estimate that based on current plans and assumptions, that our available cash is sufficient to satisfy our cash requirements under our present operating expectations for up to 12 months. We presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations after 12 months. We have not generated revenues to support our daily operations from the inception of exploration stage. We may need to raise significant additional capital to fund our future operating expenses, pay our obligations, and grow our Company. We do not anticipate we will be profitable in 2012.  Therefore our future operations will be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. The trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

Operating Activities

We have not generated positive cash flows from operating activities. For the period from inception (April 30, 2011) to March 31, 2012, net cash flows used in operating activities was ($483,899) and was primarily attributable to our net loss of $2,959,879, offset by stock based compensation of $2,611,075, and add back non cash other income of $125,000, and total changes in assets and liabilities of $10,095 due to an increase in prepaid expenses of $88,855, decrease in deposits of $3,500 and increase in accounts payable and accrued expenses of $75,260.

Investing Activities

Net cash flows used in investing activities were $325,000 in connection with acquisition of mineral rights during the three months ended March 31, 2012.

Financing Activities

Net cash flows provided by financing activities were $4,685,991 for the three months ended March 31, 2012. We received net proceeds from the sale of our stocks of $5,768,965 offset by payment on notes payable of $1,082,974.

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operation, and cash flows.

The following table summarizes our contractual obligations as of March 31, 2012, and the effect these obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due By Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations:
Note payable	$70,000	$70,000	$-	$-	$-
Uranium lease agreements	309,900	45,700	163,900	93,900	6,400
Royalty agreement – minimum payments	287,500	42,500	157,500	87,500	-

Total Contractual Obligations	$667,400	$158,200	$321,400	$181,400	$6,400

Uranium Lease Agreements

In November 2011, we entered into several mining lease agreements with our certain officers and affiliated companies owned by our officers (collectively the “Lessors”). Such mining lease agreements grants and leases to us mineral properties located in the County of San Juan, Utah, County of Montrose, Colorado and County of San Miguel, Colorado. The term of the mining lease agreements shall be for the period of 20 years. We are required to pay the annual Bureau of Land Management maintenance fees and other fees required to hold the mineral properties. If we fail to keep or perform according to the terms of this agreement shall constitute an event of default and as such we shall have 10 days after receipt of default notice to make good or cure the default. Upon failure to cure the default, such mining lease agreements shall be terminated by the Lessors. We shall be under no further obligation or liability to the Lessors from and after the termination except for the performance of obligations and satisfaction of accrued liabilities to Lessors or third parties prior to such termination.

In December 2011, we entered into a lease assignment/acceptance agreement with an affiliated company owned by our officers whereby the affiliated company agreed to assign its mineral rights and interests to us under a Surface and Mineral Lease Agreement (the “Agreement”) dated in October 2011 with J.H. Ranch, Inc. (the “Lessor”) located in San Juan County, Utah. We agreed to perform all of the affiliated company’s obligation under the Agreement, including the payment of all lease payments, annual rents, advanced royalties, production royalties and other compensation as defined in the 20 year term Agreement.

The following schedule consists of the lease payment to Lessor based from the Agreement:

Due Date of Lease Payments from October 2011	Amount of Lease Payment
On or before the 30th day after the 1st Anniversary	$42,500
On or before the 30th day after the 2nd Anniversary	$70,000
On or before the 30th day after the 3rd Anniversary	$87,500
On or before the 30th day after the 4th Anniversary as the 5th and final payment	$87,500

We are required under the terms of the Agreement to make annual rent payments commencing on or before the 30th day after the 5th anniversary and each year thereafter and shall pay $10 for each acre of land contained within the lease premises.

The following schedule consists of the advance royalty payments to Lessor based from the Agreement:

Due Date of Advance Royalty Payments from October 2011	Amount of Advance Royalty Payment
On or before the 30th day after the 1st Anniversary	$42,500
On or before the 30th day after the 2nd Anniversary	$70,000
On or before the 30th day after the 3rd Anniversary	$87,500
On or before the 30th day after the 4th Anniversary as the 5th and final payment	$87,500

We shall pay a production royalty of 6.25% of the fair market value of all crude ores containing uranium, canadium and associated and related minerals mined and sold from the leased deposits. When production royalty payments from the sales of ores from the leased premises equal the cumulative amount due to Lessor as advanced royalty payment, we shall pay Lessor 12.5% of the fair market value as defined in the Agreement.

                 On January 30, 2012, we, through our wholly owned subsidiary, Amicor, entered into a Mining Claim and Lease Sale/Purchase Agreement with Robert A. Larson whereby Mr. Larson sold and quitclaimed the Claims to the Company under a quitclaim deed and assigned the Lease to the Company pursuant to a lease assignment in consideration for an aggregate purchase price One Hundred and Fifty Thousand Dollars ($150,000).  Pursuant to the terms of the Agreement and the Quitclaim Deed, the Company shall pay to Mr. Larson a Production Royalty, on a quarterly basis, equal to 5% of the fair market value (calculated pursuant to the terms of the Quitclaim Deed) of all crude ores containing uranium, vanadium and associated and related minerals mined and shipped or sold form the Claims or fed to “Initial Process” (defined in the Quitclaim Deed as “any processing or milling procedure to up-grade, concentrate or refine crude ores, including custom milling or other processing arrangement whereby title to the crude ore and all products derived therefrom is retained by us. Such property is located in San Miguel County, Colorado consisting of 320 acres more or less. The term of the assigned lease shall be for a period of 10 years and we shall have the right to renew and extend for an additional 10 year period. Under the lease, we shall pay annual rent payment of $10 for each acres of land contained within the property. Once development, mining and or production has commenced and defined areas for mining has been designated, the annual rent payment for that portion shall be $25 for each acre designated with the remaining acreage shall continue to be paid at $10 for each acre. We shall also pay surface damage as defined in the Lease.

Off-balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

               With respect to the quarterly period ended March 31, 2012, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s management has concluded that certain disclosure controls and procedures were not effective as of March 31, 2012 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Management is in the process of determining how best to change our current system and implement a more effective system to insure that information required to be disclosed in this quarterly report on Form 10-Q has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this problem, and intends to developed procedures to address them to the extent possible given limitations in financial and manpower resources. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In March 2012 the Company issued a total of 3,888,889 shares of common stock, including 1,166,667 shares of common stock issued to George Glasier, the Company’s President and Chief Executive Officer, in connection with a cashless exercise of warrants originally issued on January 26, 2012.  The shares were issued in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act.

On March 12, 2012 and March 22, 2012, the Company entered into subscription agreements with certain investors whereby it sold an aggregate of 440,000 shares of its common stock at a price of $0.50 per share with gross proceeds to the Company of $220,000.  The shares were issued in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

The Company does not have active mining operations at this time.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1	Amendment No. 1 to Option Agreement*
10.2	Amendment No. 2 to Option Agreement*
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herein

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN STRATEGIC MINERALS CORPORATION

Date: May 15, 2012	By:	/s/ George E. Glasier
George E. Glasier
Chief Executive Officer
(principal executive officer, principal financial and accounting officer)