Form 10-Q
period 2012-06-30
American Strategic Minerals Corp
filed 2012-08-20
CIK 1507605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from __________ to __________

AMERICAN STRATEGIC MINERALS CORPORATION
(Exact Name of Registrant as Specified in Charter)

Nevada	333-171214	01-0949984
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

C/o National Corporate Research Ltd. 202 South Minnesota Street Carson City, NV		89703
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code: (877) 526-7413

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  33,512,187 shares of common stock are issued and outstanding as of August 20, 2012.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, “American Strategic Minerals Corporation,” “Amicor,” “we,” “us,” “our” and similar terms refer to American Strategic Minerals Corporation, a Nevada corporation, and subsidiaries.

Item 1.  Financial  Statements

AMERICAN STRATEGIC MINERALS CORPORATION AND SUBSIDIARIES
(FORMERLY VERVE VENTURES, INC.)
(DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

Current assets:
Cash	$3,315,294	$129,152
Marketable securities - available for sale securities	18,750	-
Note receivable - related party	133,058	-
Prepaid expenses	75,000	-
Assets of discontinued operations - current portion	-	20,000
Total current assets	3,542,102	149,152

Other assets:
Real estate held for sale	254,016	-
Assets of discontinued operations - long term portion	-	3,500
Total other assets	254,016	3,500

Total Assets	$3,796,118	$152,652

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$107,703	$4,000
Notes payable - related party	-	152,974
Advances payable	-	100,000
Liabilities of discontinued operations	30,664	-
Total liabilities	138,367	256,974

Stockholders' Equity (deficit):
Preferred stock, $.0001 par value, 50,000,000 shares authorized: none issued and outstanding	-	-
Common stock, ($.0001 par value; 200,000,000 shares authorized; 33,512,187 and 10,000,000 issued and outstanding at June 30, 2012 and December 31, 2011	3,351	1,000
Additional paid-in capital	8,416,451	4,000
Accumulated other comprehensive income - marketable securities available for sale	(106,250)	-
Accumulated deficit	(4,655,700)	(109,322)

Total American Strategic Minerals Corporation deficit	3,657,852	(104,322)

Non-controlling interest in subsidiary	(101)	-

Total stockholders' equity (deficit)	3,657,751	(104,322)

Total liabilities and stockholders' equity (deficit)	$3,796,118	$152,652

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN STRATEGIC MINERALS CORPORATION AND SUBSIDIARIES
(FORMERLY VERVE VENTURES, INC.)
(DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED JUNE 30, 2012	FOR THE SIX MONTHS ENDED JUNE 30, 2012	PERIOD FROM INCEPTION (APRIL 30, 2011) TO JUNE 30, 2011	PERIOD FROM INCEPTION (APRIL 30, 2011) TO JUNE 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-	$-

Expenses
Compensation and related taxes	81,449	922,392	-	922,392
Consulting fees	27,171	1,856,594	-	1,856,594
Professional fees	107,464	370,203	-	374,808
General and administrative	68,069	192,538	1,537	197,781
Total operating expenses	284,153	3,341,727	1,537	3,351,575

Operating loss from continuing operations	(284,153)	(3,341,727)	(1,537)	(3,351,575)

Other income (expenses)
Other income	-	125,000	-	125,000
Interest income	173	173	-	173
Total other income	173	125,173	-	125,173

Loss from continuing operations before provision for income taxes	(283,980)	(3,216,554)	(1,537)	(3,226,402)

Provision for income taxes	-	-	-	-

Loss from continuing operations	(283,980)	(3,216,554)	(1,537)	(3,226,402)

Discontinued operations:
Loss from discontinued operations, net of tax	(1,302,620)	(1,329,925)	-	(1,429,399)

Net loss	(1,586,600)	(4,546,479)	(1,537)	(4,655,801)

Less: Net loss attributable to non-controlling interest	101	101	-	101

Net loss attributable to American Strategic Minerals Corporation	$(1,586,499)	$(4,546,378)	$(1,537)	$(4,655,700)

Loss per common share, basic and diluted:
Loss from continuing operations	$(0.01)	$(0.09)	$(0.00)	$(0.15)
Loss from discontinued operations	(0.03)	(0.04)	(0.00)	(0.07)
	$(0.04)	$(0.13)	$(0.00)	$(0.22)

Weighted average common shares outstanding = basic and diluted	41,271,308	36,069,915	10,000,000	21,487,075

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN STRATEGIC MINERALS CORPORATION AND SUBSIDIARIES
(FORMERLY VERVE VENTURES, INC.)
(DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTHS ENDED JUNE 30, 2012	PERIOD FROM INCEPTION (APRIL 30, 2011) TO JUNE 30, 2011	PERIOD FROM INCEPTION (APRIL 30, 2011) TO JUNE 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss attributable to American Strategic Minerals Corporation	$(4,546,378)	$(1,537)	$(4,655,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation on warrants granted	2,598,438	-	2,598,438
Common stock issued for services	75,000	-	75,000
Non-controlling interest	(101)	-	(101)
Non-cash other income	(125,000)	-	(125,000)
Impairment of mineral rights	1,256,000	-	1,355,474
Impairment of assets of discontinued operations	30,248	-	30,248

Changes in operating assets and liabilities
Assets of discontinued operations - current portion	20,000	-	20,000
Prepaid expenses	(71,600)	-	(91,600)
Deposits	-	-	(3,500)
Assets of discontinued operations - long term portion	3,915	-	3,915
Accounts payable and accrued expenses	103,703	1,537	107,703

Net cash used in operating activities	(655,775)	-	(685,123)

Cash flows from investing activities:
Acquisition of mineral rights	(325,000)	-	(325,000)
Note receivable - related party	(133,058)	-	(133,058)
Acquisition of real estate property	(254,016)	-	(254,016)
Net cash used in investing activities	(712,074)	-	(712,074)

Cash flows from financing activities:
Payment on note payable	(930,000)	-	(930,000)
Payment on note payable - related party	(152,974)	-	(152,974)
Payment in connection with the cancellation of stock and rescission agreement	(132,000)	-	(132,000)
Proceeds from advances payables	-	-	100,000
Proceeds from promissory note - related party	-	-	53,500
Proceeds from sale of common stock, net of issuance costs	5,768,965	-	5,773,965
Net cash provided by financing activities	4,553,991	-	4,712,491

Net increase in cash	3,186,142	-	3,315,294

Cash at beginning of period	129,152	-	-

Cash at end of period	$3,315,294	$-	$3,315,294

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of a note payable to a related party in connection with the purchase of mining rights	$-	$-	$99,474
Issuance of a note payable in connection with an option agreement	$930,000	$-	$930,000
Issuance of common stock for advances payable	$100,000	$-	$100,000
Assumption of prepaid assets upon exercise of option agreement	$43,157	$-	$43,157
Assumption of accounts payable upon exercise of option agreement	$30,664	$-	$30,664

See accompanying notes to condensed consolidated unaudited financial statements.

AMERICAN STRATEGIC MINERALS CORPORATION AND SUBSIDIARIES
(FORMERLY VERVE VENTURES, INC.)
(DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

American Strategic Minerals Corporation (“the Company”), formerly Verve Ventures, Inc., was incorporated under the laws of the State of Nevada on February 23, 2010.  The Company intended to provide waste removal and disposal services to corporate and individual clients in the United Kingdom. On December 7, 2011, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada in order to change its name to “American Strategic Minerals Corporation” from “Verve Ventures, Inc.”, and change the Company’s authorized capital to 200,000,000 shares of common stock, par value $0.0001 per share, and 50,000,000 shares of preferred stock, par value $0.0001 per share. On August 1, 2012, the shareholders holding a majority of the Company’s voting capital voted in favor of (i) changing the name of the Company to “Fidelity Property Group, Inc.” (the “Name Change”) and (ii) the adoption the 2012 Equity Incentive Plan and reserving 10,000,000 shares of common stock for issuance thereunder (the “2012 Plan”).  The Board of Directors of the Company approved the Name Change and the adoption of the 2012 Plan on August 1, 2012.  During June 2012, the Company decided to discontinue its exploration and potential development of uranium and vanadium minerals business and focus its activities exclusively on its new business segment, which is in the business of acquiring, renovating, and selling real estate properties. The Company’s Board of Directors determined the name “Fidelity Property Group, Inc.” better reflects the long-term strategy and identity of the Company going forward.  The Company has not yet filed an amendment to its Articles of Incorporation with the Secretary of State of Nevada.

The Company is in the business of acquiring, renovating, and selling real estate properties (primarily residential in nature). The Company intends to seek to sell its real estate holdings within 6 months from the date of purchase.

The Company’s objectives include the following:

•      To purchase distressed single family homes, principally within Southern California, and renovate, and market its properties for resale and;

•     To purchase distressed multi-unit residential real estate and to renovate and operate as income producing property, generating cash flow and long-term capital appreciation.

On January 26, 2012, the Company had entered into a Share Exchange Agreement (the “Exchange Agreement”) with American Strategic Minerals Corporation, a Colorado corporation (“Amicor”) and the shareholders of Amicor (the “Amicor Shareholders”).  Upon closing of the transaction contemplated under the Exchange Agreement (the “Share Exchange”), on January 26, 2012, the Amicor Shareholders transferred all of the issued and outstanding capital stock of Amicor to the Company in exchange for an aggregate of 10,000,000 shares of the common stock of the Company.  The Share Exchange caused Amicor to become a wholly-owned subsidiary of the Company.  Additionally, as further consideration for entering into the Exchange Agreement, certain Amicor Shareholders received ten-year warrants to purchase an aggregate of 6,000,000 shares of the Company’s Common Stock with an exercise price of 0.50 per share (the “Share Exchange Warrants”).  Prior to acquisition by the Company, Amicor owned certain mining and mineral rights.

Amicor, formerly Nuclear Energy Corporation, was incorporated under the laws of the State of Colorado on April 30, 2011.  Amicor owns mining leases of federal unpatented mining claims and leases private lands in the states of Utah and Colorado for the purpose of exploration and potential development of uranium and vanadium minerals.

Prior to the Share Exchange, the Company was a shell company with no business operations.

The Share Exchange was accounted for as a reverse-merger and recapitalization. Amicor was the acquirer for financial reporting purposes and the Company was the acquired company. Consequently, the assets and liabilities and the operations reflected in the historical financial statements prior to the Share Exchange were those of Amicor and was recorded at the historical cost basis of Amicor, and the consolidated financial statements after completion of the Share Exchange included the assets and liabilities of the Company and Amicor, historical operations of Amicor and operations of the Company from the closing date of the Share Exchange.

On June 11, 2012, the Company terminated various leases related to its uranium mining claims (the “Claims”) consisting of: Cutler King Property (3 unpatented mining claims); “Centennial-Sun Cup” (42 unpatented mining claims); “Bull Canyon” (2 unpatented mining claims); “Martin Mesa” (51 unpatented mining claims); “Avalanche/Ajax” (8 unpatented mining claims) and “Home Mesa” (9 unpatented mining claims).  The Company had acquired the Claims through the acquisition of Amicor on January 26, 2012. The decision by the Company to terminate these leases followed changes in management and direction of the Company, a review  of the Uranium market, and the timing and costs expected to pursue the business. On June 11, 2012 the Company effectively ceased efforts to continue its mining exploration activities.

AMERICAN STRATEGIC MINERALS CORPORATION AND SUBSIDIARIES
(FORMERLY VERVE VENTURES, INC.)
(DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

On June 11, 2012, the Company entered into a rescission agreement (the “Rescission Agreement”) with Amicor, and the Amicor Shareholders.  Each of the Amicor Shareholders had previously received shares of the Company’s common stock (and certain of the Amicor Shareholders also received warrants to purchase shares of the Company’s common stock) (collectively, the Shareholder Securities”) pursuant to the Exchange Agreement.   Each of the Amicor Shareholders, with the exception of Mike Thompson, agreed to return the Shareholder Securities to the Company for cancellation and to enter into joint mutual releases with the Company.  Furthermore, pursuant to the terms of the Rescission Agreement, George Glasier resigned from his position as President, Chief Executive Officer and Chairman of the Company; Kathleen Glasier resigned from her position as Secretary of the Company, Michael Moore resigned from his position as Chief Operating Officer and Vice President of the Company and each of David Andrews and Kyle Kimmerle resigned from their position as a director of the Company.  As a result of the foregoing, the Company cancelled 9,806,667 shares of the Company’s common stock and 4,800,000 warrants and terminated the mining leases entered into with the Amicor Shareholders. Additionally, the Company paid an aggregate of $132,000 to Amicor Shareholders upon the execution of the Rescission Agreement.

Under the terms of the Rescission Agreement, the Company’s employment agreement with Mr. Glasier was terminated and  all options, warrants and rights to acquire any shares of the Company’s common stock, whether vested or unvested, were terminated as of the date of the Rescission Agreement.  Additionally, under the terms of the Rescission Agreement, the Company’s lease for certain office space, dated as of January 26, 2012 with Silver Hawk Ltd., an entity owned and controlled by George Glasier and Kathleen Glasier, was terminated.

On June 11, 2012, the Company and Pershing Gold Corporation (“Pershing”) effected the exercise of the Option Agreement executed in January 2012, through the assignment of Pershing’s wholly owned subsidiary, Continental Resources Acquisition Sub, Inc. (“Acquisition Sub”), (see Note 5). As a result of the assignment, Acquisition Sub became a wholly owned subsidiary of the Company and the Company acquired all of Pershing’s uranium assets.

AMERICAN STRATEGIC MINERALS CORPORATION AND SUBSIDIARIES
(FORMERLY VERVE VENTURES, INC.)
(DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and present the financial statements of the Company  and its wholly-owned subsidiaries. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances were eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of June 30, 2012, and the results of operations and cash flows for the six months ended June 30, 2012 have been included. The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year. The accounting policies and procedures employed in the preparation of these condensed consolidated financial statements have been derived from the audited financial statements of the Company for the period ended December 31, 2011, which are contained in Form 8-K as filed with the Securities and Exchange Commission on January 31, 2012. The consolidated balance sheet as of December 31, 2011 was derived from those financial statements.

As reflected in the accompanying condensed consolidated financial statements for the six months ended June 30, 2012, the Company had a net loss of $4,546,378 and $655,775 of net cash used in operations. At June 30, 2012, the Company had a working capital of $3,403,735. Additionally, at June 30, 2012, the Company had an accumulated deficit of approximately $4.7 million. However, of the $4,546,378 of net loss for the six months ended June 30, 2012, $3,834,585 primarily consisted of non cash expenses such as stock based compensation to certain employees and consultants and impairment of mining rights. As of June 30, 2012, the Company has cash for a total of approximately $3.3 million. Based on the Company’s historical use of cash and other mitigating factors, management believes that the Company has met its expected needs required to support its operations for the next 12 months.

Development Stage Company

The Company is presented as a development stage company. Activities during the development stage include organizing the business, raising capital and acquiring real estate properties.  The Company is a development stage company with no revenues and no profits. The Company has not commenced significant operations and, in accordance with ASC Topic 915 “Development Stage Entities”, is considered a development stage company.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for non-interest bearing transaction accounts through December 31, 2012. For the six months ended June 30, 2012, the Company has reached bank balances exceeding the FDIC insurance limit of approximately $3,060,000. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

AMERICAN STRATEGIC MINERALS CORPORATION AND SUBSIDIARIES
(FORMERLY VERVE VENTURES, INC.)
(DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management include, but are not limited to, the assumptions used to calculate fair value of warrants granted, common stock issued for services, and common stock issued in connection with an option agreement and the valuation of mineral rights.

Marketable Securities

Marketable securities that the Company invests in publicly traded equity securities and are generally restricted for sale under Federal securities laws. The Company’s policy is to liquidate securities received when market conditions are favorable for sale. Since these securities are often restricted, the Company is unable to liquidate them until the restriction is removed. Pursuant to ASC Topic 320, “Investments –Debt and Equity Securities” the Company’s marketable securities have a readily determinable and active quoted price, such as from NASDAQ, NYSE Euronext, the Over the Counter Bulletin Board, and the OTC Markets Group.

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

AMERICAN STRATEGIC MINERALS CORPORATION AND SUBSIDIARIES
(FORMERLY VERVE VENTURES, INC.)
(DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investment measured at fair value on a recurring basis:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Marketable securities – available for sale, net of discount for effect of restriction	$-	$-	$18,750

The Company classifies the investments in marketable securities available for sale as Level 3, adjusted for the effect of restriction. The securities are restricted and cannot be readily resold by the Company absent a registration of those securities under the Securities Act of 1933, as amended (the “Securities Act”) or the availabilities of an exemption from the registration requirements under the Securities Act. As these securities are often restricted, the Company is unable to liquidate them until the restriction is removed. Unrealized gains or losses on marketable securities available for sale are recognized as an element of comprehensive income based on changes in the fair value of the security. Once liquidated, realized gains or losses on the sale of marketable securities available for sale are reflected in our net income for the period in which the security was liquidated.

The carrying amounts reported in the balance sheet for cash, prepaid expenses, note receivable, accounts payable, and accrued expenses, approximate their estimated fair market value based on the short-term maturity of this instrument.

In addition, FASB ASC 825-10-25 “Fair Value Option” was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.

Prepaid Expenses

Prepaid expenses of $75,000 and $20,000 at June 30, 2012 and December 31, 2011, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses include prepayments in cash of public relation services and consulting which are being amortized over the terms of their respective agreements.

AMERICAN STRATEGIC MINERALS CORPORATION AND SUBSIDIARIES
(FORMERLY VERVE VENTURES, INC.)
(DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Real estate held for sale

Real estate held for sale consists of a residential property located in Southern California. Real estate held for sale is initially recorded at the lower of cost or estimated fair market value less the estimated cost to sell. After acquisition, costs incurred relating to the development and improvements of property are capitalized to the extent they do not cause the recorded value to exceed the net realizable value, whereas costs relating to holding and disposition of the property are expensed as incurred. After acquisition, real estate held for sale is analyzed periodically for changes in fair values and any subsequent write down is charged to impairment losses on real estate properties. Whenever events or changes in circumstances suggest that the carrying amount may not be recoverable, management assesses the recoverability of its real estate by comparing the carrying amount with its fair value.  The process involved in the determination of fair value requires estimates as to future events and market conditions.  This estimation process may assume that the Company has the ability to dispose of its real estate properties in the ordinary course of business based on management’s present plans and intentions.  If management determines that the carrying value of a specific real estate investment is impaired, a write-down is recorded as a charge to current period operations.  The evaluation process is based on estimates and assumptions and the ultimate outcome may be different.  The Company did not consider it necessary to record any impairment charges of real estate held for sale at June 30, 2012.  As of June 30, 2012, real estate held for sale amounted to $254,016.

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

Basic and Diluted Net Loss per Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. The Company has 2,700,000 stock warrants at June 30, 2012 and were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s net loss.

AMERICAN STRATEGIC MINERALS CORPORATION AND SUBSIDIARIES
(FORMERLY VERVE VENTURES, INC.)
(DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table sets forth the computation of basic and diluted loss per share:

	For the Six Months ended June 30, 2012	For the Six Months ended June 30, 2011
Numerator:
Loss from continuing operations	$(3,216,554)		$(1,537)
Loss from discontinued operations	$(1,329,925)		$-

Denominator:
Denominator for basic and diluted loss per share
(weighted-average shares)	36,069,915		10,000,000

Loss per common share, basic and diluted:
Loss from continuing operations	$(0.09)	$	(0.00)
Loss from discontinued operations	$(0.04)		$(0.00)

Impairment of Long-lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the ASC 360 “Property, Plant and Equipment”.  The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of long-lived assets, including mineral rights, may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows expected to be generated by the asset. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The Company recorded an impairment charge in connection with its mineral rights of $1,256,000 for the six months ended June 30, 2012 and has been included in loss from discontinued operations.

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

AMERICAN STRATEGIC MINERALS CORPORATION AND SUBSIDIARIES
(FORMERLY VERVE VENTURES, INC.)
(DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Mineral Property Acquisition and Exploration Costs

Costs of lease, exploration, carrying and retaining unproven mineral lease properties were expensed as incurred. The Company expensed all mineral exploration costs as incurred. Such expenses are included in the loss from discontinued operations and prior periods have been restated in the Company’s financial statements and related footnotes to conform to this presentation.

The Company’s remaining claims which include (1) mining lease encompassing 1,520 acres of land owned by J. H. Ranch, Inc. located in San Juan County, Utah (2) certain unpatented lode mining claims acquired on March 9, 2012, located in San Juan County, Utah (3) the Pitchfork Claims, acquired in January 2012 and located in San Miguel County Colorado and (4) the claims acquired on June 11, 2012 from Pershing which include the Coso, Artillery Peak, Blythe and Carnotite properties.

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 - DISCONTINUED OPERATIONS

During June 2012, the Company decided to discontinue its exploration and potential development of uranium and vanadium minerals business and prior periods have been restated in the Company’s consolidated financial statements and related footnotes to conform to this presentation. The Company will focus its activities exclusively on its new business segment, which is in the business of acquisition, renovating, and selling real estate properties.

The remaining assets and liabilities of discontinued operations are presented in the balance sheet under the caption “Assets and Liabilities of discontinued operation" and relates to the discontinued operations of the uranium and vanadium minerals business.

AMERICAN STRATEGIC MINERALS CORPORATION AND SUBSIDIARIES
(FORMERLY VERVE VENTURES, INC.)
(DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 3 - DISCONTINUED OPERATIONS (CONTINUED)

The carrying amounts of the major classes of these assets and liabilities are summarized as follows:

	June 30, 2012	December 31, 2011
Assets:
Prepaid expenses – current portion	$-	$20,000
Deposits	-	3,500
Assets of discontinued operations	$-	$23,500

Liabilities:
Accounts payables and accrued expenses	$30,664	$-
Liabilities of discontinued operations	$30,664	$-

The following table indicates selected financial data of the Company’s discontinued operations of its uranium and vanadium minerals business.

	June 30, 2012	Period from inception (April 30, 2011) to June 30, 2011
Revenues	$-	$-
Cost of sales	-	-
Gross profit	-	-
Operating and other non-operating expenses	(1,329,925)	-

Loss from discontinued operations	$(1,329,925)	$-

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

AMERICAN STRATEGIC MINERALS CORPORATION AND SUBSIDIARIES
(FORMERLY VERVE VENTURES, INC.)
(DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

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

Common Stock

On January 26, 2012, the Company entered into the Exchange Agreement with Amicor and Amicor Shareholders (see Note 1).  Upon closing of the Share Exchange, on January 26, 2012, the Amicor Shareholders transferred all of the issued and outstanding capital stock of Amicor to the Company in exchange for an aggregate of 10,000,000 shares of the common stock of the Company. Additionally, as further consideration for entering into the Exchange Agreement, certain Amicor Shareholders received ten-year warrants to purchase an aggregate of 6,000,000 shares of the Company’s Common Stock with an exercise price of 0.50 per share.

Immediately following the closing of the Share Exchange and a Private Placement of the Comapny's securities (described below), under an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Conveyance Agreement”), the Company transferred all of the pre-Share Exchange assets and liabilities to a newly formed wholly-owned subsidiary of the Company, Verve Holdings, Inc. (“SplitCo”).  Pursuant to a stock purchase agreement, the Company transferred all of the outstanding capital stock of SplitCo to certain former shareholders of the Company in exchange for the cancellation of 4,769,144 (post-split) shares of the Company’s common stock that they owned (the “Split-Off”), with 7,500,000 (post split) shares of the Company’s common stock held by persons who acquired such shares prior to the Share Exchange remaining outstanding.  Accordingly, following the Split-Off, 7,500,000 shares will constitute as the Company’s “public float”.

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

On January 26, 2012, contemporaneously with the Share Exchange, the Company also entered into an Option Agreement with Pershing pursuant to which the Company obtained the option (the “Option”) to acquire certain uranium exploration rights and properties held by Pershing for a purchase price of $10.00.  In consideration for issuance of the Option, the Company issued to Pershing (i) a $1,000,000 promissory note payable in installments upon satisfaction of certain conditions, expiring six months following issuance and (ii) 10 million shares of the Company’s Common Stock (collectively, the “Option Consideration”).  On January 26, 2012, Pershing held 26.65% of interest in the Company. David Rector and Joshua Bleak were appointed members of the Company’s board of directors. David Rector is a member of the board of Pershing and Joshua Bleak is the Chief Executive Officer and a director of Continental Resources Group, Inc. (a company which is one of the largest shareholders of Pershing).

AMERICAN STRATEGIC MINERALS CORPORATION AND SUBSIDIARIES
(FORMERLY VERVE VENTURES, INC.)
(DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 5 - STOCKHOLDERS' EQUITY (DEFICIT) (continued)

As of June 30, 2012, $930,000 of the principal amount of note has been paid. Under the terms of the note, the Company was required to pay the balance of the note upon completion of a private placement totaling $1 million or more on or before July 26, 2012. The $1.0 million private placement was not completed by that date thus the Company was not required to pay the final $70,000 due under the note and a total of $930,000 has been paid under the note. On June 11, 2012, the Company and Pershing effected the exercise of the Option, through the assignment of Pershing’s wholly owned subsidiary, Acquisition Sub, (see Note 1). As a result of the assignment, Acquisition Sub became a wholly owned subsidiary of the Company and the Company acquired all of Pershing’s uranium assets. The Company recorded the 10 million shares at par value or $1,000. Pursuant to ASC 805-50-30-2 “Business Combinations”, the Company determined that if the consideration paid is not in the form of cash, the measurement may be based on either (i) the cost which is measured based on the fair value of the consideration given or (ii) the fair value of the assets (or net assets) acquired, whichever is more clearly evident and thus more reliably measurable.

The Company determined that the fair value of the net assets acquired was a better indicator thus more reliably measurable than the fair value of the common stock issued.

As a result, on June 11, 2012, the Company recorded the value of the Option Consideration amounting to $931,000 to mineral rights which was initially recorded as a deposit before the date of exercise as reflected in the first quarter of 2012.

In March 2012, the Company issued an aggregate of 3,888,889 shares of common stock in connection with the exercise of the 5,000,000 stock warrants on a cashless basis. The Company valued these common shares at par value (see Note – Common Stock Warrants).

On June 11, 2012, the Company cancelled a total of 9,806,667 shares of common stock and 4,800,000 warrants in connection with the Rescission Agreement (see Note 1). Upon the execution of the Rescission Agreement, the Company paid to Amicor Shareholders an aggregate of $132,000 and was recorded to additional paid in capital.

Common Stock Warrants

On January 26, 2012, the Company issued to certain Amicor Shareholders ten-year warrants to purchase an aggregate of 6,000,000 shares of the Company’s Common Stock with an exercise price of 0.50 per share in connection with the Exchange Agreement (see Note 1).

The Company entered into consulting agreements with Melechdavid Inc. and GRQ Consultants, Inc., pursuant to which such consultants will provide certain services to the Company in consideration for which the Company sold to the consultants warrants to purchase an aggregate of 3,500,000 shares of the Company’s common stock with an exercise price of $0.50 per share (the “Consulting Warrants”).   The services provided by the consultants include introductions to banking relationships, consulting on strategic acquisitions and advice on capital restructuring.  The Consulting Warrants have a term of ten years and were exercisable on a cashless basis after twelve months if the shares of common stock underlying the Consulting Warrants are not registered with the Securities and Exchange Commission. In March 2012, the Company entered into a First Amendment to the warrant to purchase common stock (the "First Amendment") with such consultants to amend the cashless exercise terms of the warrants. The First Amendment provides for the exercise of the Consulting Warrants on a cashless basis immediately upon the execution of the First Amendment. In March 2012, the Company issued an aggregate of 2,722,222 shares of common stock in connection with the exercise of the 3,500,000 stock warrants on a cashless basis. The Company’s Chief Executive Officer is the President of Melechdavid Inc.

AMERICAN STRATEGIC MINERALS CORPORATION AND SUBSIDIARIES
(FORMERLY VERVE VENTURES, INC.)
(DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 5 - STOCKHOLDERS' EQUITY (DEFICIT) (continued)

The Company issued warrants to purchase an aggregate of 2,700,000 shares of Common Stock at an exercise price of $0.50 per share to Joshua Bleak, David Rector, Stuart Smith and George Glasier, as directors of the Company (the “Director Warrants”). The Director Warrants have a term of ten years and are exercisable on a cashless basis after twelve months if the shares of common stock underlying the Director Warrants are not registered with the Securities and Exchange Commission.  The Director Warrants issued to Mr. Smith, Mr. Rector and Mr. Bleak vest in three equal annual installments with the first installment vesting one year from the date of issuance.  The Director Warrant issued to Mr. Glasier is immediately exercisable. In March 2012, the Company issued an aggregate of 1,166,667 shares of common stock to Mr. Glasier in connection with the exercise of the 1,500,000 stock warrants on a cashless basis. Such 1,166,667 shares were cancelled on June 11, 2012 in connection with the Rescission Agreement (see Note 1).

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

The 6,500,000 warrants were valued on the grant date at approximately $0.50 per warrant or a total of $3,242,850 using the Black-Scholes option pricing model used for this valuation had the following assumptions: stock price of $0.50 per share (based on the per share price of the Company’s common stock in the most recent private placements), volatility of 191% (estimated using volatilities of similar companies), expected term of approximately ten years, and a risk free interest rate of 1.96%. For the six months ended June 30, 2012, the Company recorded stock-based compensation and stock-based consulting expense of $831,500 and $1,766,938, respectively.

At June 30, 2012, there was a total of $644,412 of unrecognized compensation expense related to these non-vested warrant-based compensation arrangements discussed above.

A summary of the status of the Company's outstanding stock warrants and changes during the period then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2011	-	$-	-
Granted	12,500,000	0.50	10
Cancelled	(4,800,000)	0.50	9.80
Forfeited	-	-	-
Exercised	(5,000,000)	0.50	9.83
Balance at June 30, 2012	2,700,000	$0.50	9.55

Warrants exercisable at June 30, 2012	1,200,000	$0.50	9.55
Weighted average fair value of options granted during the six months ended June 30, 2012		$0.50

AMERICAN STRATEGIC MINERALS CORPORATION AND SUBSIDIARIES
(FORMERLY VERVE VENTURES, INC.)
(DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

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

On January 26, 2012, the Company entered into a 1 year consulting agreement with GRQ Consultants, Inc., pursuant to which such consultant will provide certain services to the Company in consideration for which the Company sold to the consultant warrants to purchase an aggregate of 1,750,000 shares of the Company’s common stock with an exercise price of $0.50.   The services provided by GRQ Consultants, Inc. include introductions to banking relationships, consulting on strategic acquisitions and advice on capital restructuring.  Barry Honig is the owner of GRQ Consultants, Inc. GRQ Consultants, Inc. 401(k), which is also owned by Mr. Honig, purchased an aggregate of $500,000 of shares of Common Stock in the Company’s Private Placement.  In addition, the Company entered into an Option Agreement with Pershing and Mr. Honig is a member of Pershing’s board of directors (see Note 5). Additionally, the Company entered into consulting agreement with Melechdavid Inc. in consideration for which the Company sold to Melechdavid Inc. warrants to purchase an aggregate of 1,750,000 shares of the Company’s common stock with an exercise price of $0.50 per share. The Company’s Chief Executive Officer is the President of Melechdavid Inc.

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

On March 19, 2012, the Company entered into an agreement with California Gold Corp. (“California Gold”), pursuant to which the Company agreed to provide California Gold with a geological review on or prior to March 30, 2012, of the Company’s certain Uranium properties (see Note 8) in consideration for $125,000. David Rector, the Company’s director, is a member of California Gold’s board of directors.

The Company’s principal place of business was located in a building owned by Silver Hawk Ltd., a Colorado corporation.   George Glasier, the Company’s former Chief Executive Officer, is the President and Chief Executive Officer of Silver Hawk Ltd.  The Company leased its office space on a month to month basis at a monthly rate of $850 pursuant to a lease effective January 1, 2012. Under the terms of the Rescission Agreement, the Company’s lease for such office space was terminated.

In June 2012, the Company loaned $133,058 to an affiliated company in exchange for a secured promissory note. The note bears 6% interest per annum and shall become due and payable on or before June 29, 2013. This note is secured by a real estate property owned by the affiliated company. As of June 30, 2012, note receivable – related party amounted to $133,058. Barry Honig, the President of the affiliated company, is a shareholder of the Company.

AMERICAN STRATEGIC MINERALS CORPORATION AND SUBSIDIARIES
(FORMERLY VERVE VENTURES, INC.)
(DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Mining Lease Agreements

In November 2011, the Company, through its wholly owned subsidiary, Amicor, entered into several mining lease agreements with certain officers of Amicor and affiliated companies owned by the officers of Amicor (collectively the “Lessors”). Such mining lease agreements granted and leased to the Company mineral properties located in the County of San Juan, Utah, County of Montrose, Colorado and County of San Miguel, Colorado. The term of the mining lease agreements was for the period of 20 years. The Company was required to pay the annual Federal Bureau of Land Management maintenance fees and other fees required to hold the mineral properties. If the Company fails to keep or perform according to the terms of this agreement shall constitute an event of default and as such the Company shall have 10 days after receipt of default notice to make good or cure the default. Upon failure to cure the default, such mining lease agreements shall be terminated by the Lessors. The Company shall be under no further obligation or liability to the Lessors from and after the termination except for the performance of obligations and satisfaction of accrued liabilities to Lessors or third parties prior to such termination. On June 11, 2012, the Company terminated the leases in connection with the Rescission Agreement (see Note 1).

In December 2011, the Company, entered into a Lease Assignment and Acceptance Agreement with an affiliated company owned by the officers of Amicor whereby the affiliated company agreed to assign its mineral rights and interests to the Company under a Surface and Mineral Lease Agreement dated in October 2011 with J.H. Ranch, Inc. located in San Juan County, Utah. The Company agreed to perform all of the affiliated company’s obligation under the Surface and Mineral Lease Agreement, including the payment of all lease payments, annual rents, advanced royalties, production royalties and other compensation as defined in the 20 year term Agreement.

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

AMERICAN STRATEGIC MINERALS CORPORATION AND SUBSIDIARIES
(FORMERLY VERVE VENTURES, INC.)
(DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 7 – COMMITMENTS AND CONTINGENCIES (continued)

On January 30, 2012, the Company entered into a Mining Claim and Lease Sale/Purchase Agreement with Robert A. Larson whereby Mr. Larson sold and quitclaimed certain claims to the Company under a quitclaim deed and assigned the lease to the Company pursuant to a lease assignment in consideration for an aggregate purchase price One Hundred and Fifty Thousand Dollars ($150,000).  Pursuant to the terms of the agreement and the Quitclaim Deed, the Company shall pay to Mr. Larson a Production Royalty, on a quarterly basis, equal to 5% of the fair market value (calculated pursuant to the terms of the Quitclaim Deed) of all crude ores containing uranium, vanadium and associated and related minerals mined and shipped or sold from the Claims or fed to “Initial Process” defined in the Quitclaim Deed as “any processing or milling procedure to up-grade, concentrate or refine crude ores, including custom milling or other processing arrangement whereby title to the crude ore and all products derived therefrom is retained by the Company. Such property is located in San Miguel County, Colorado consisting of 320 acres more or less. The term of the assigned lease shall be for a period of 10 years and the Company shall have the right to renew and extend for an additional 10 year period. Under the lease, the Company shall pay annual rent payments of $10 for each acres of land contained within the property. Once development, mining and or production has commenced and defined areas for mining has been designated, the annual rent payment for that portion shall be $25 for each acre designated with the remaining acreage shall continue to be paid at $10 for each acre. The Company shall also pay surface damage as defined in the Lease.

Agreements Purchased from Pershing Gold Corporation

On June 11, 2012, the Company and Pershing effected the exercise of the Option, through the assignment of Pershing’s wholly owned subsidiary, Acquisition Sub (see Note 5). As a result of the assignment, Acquisition Sub became a wholly owned subsidiary of the Company and the Company acquired all of Pershing’s uranium assets including certain lease agreements in uranium mining claims in Arizona, California and North Dakota.

Uranium Lease Agreements

The Company acquired the following Uranium lease agreements:

1)	Slope County, North Dakota, Lease 1 and 2

On June 28, 2007, through Acquisition Sub’s majority owned subsidiary, Secure Energy, LLC, signed a 20 year mining lease to develop and operate 472.8 acres of uranium mining properties in the Slope County, North Dakota. The Company prepaid the annual payment of $10 per net acre for eight years amounting to $36,717 at the date of signing. The Company will pay a production royalty of $0.75 per pound of all uranium sales.

2)	Slope County, North Dakota, Lease 3

On November 23, 2007, through Acquisition Sub’s majority owned subsidiary, Secure Energy, LLC signed a 10 year mining lease, with right to extend an additional 10 years to develop and operate 554.24 acres of uranium mining properties in the Slope County, North Dakota. The Company prepaid the annual payment of $10 per net acre for ten years amounting to $53,775 at the date of signing. The Company will pay a production royalty of $0.75 per pound of all uranium sales or 5% of net proceeds from the sale of uranium bearing ores.

AMERICAN STRATEGIC MINERALS CORPORATION AND SUBSIDIARIES
(FORMERLY VERVE VENTURES, INC.)
(DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 7 – COMMITMENTS AND CONTINGENCIES (continued)

Royalty agreements

On June 11, 2012, through the assignment of Acquisition Sub, the Company purchased a 100% interest in certain 86 unpatented lode mining claims located in Mohave County, Arizona. The Company will pay a 3% net smelter returns royalty on all uranium sales. The Company shall have the right to reduce the royalty from 3% to 0% by paying the aggregate sum of $1,500,000 ($500,000 for each 1%).

On June 11, 2012, through the assignment of Acquisition Sub, the Company assumed the purchase and sale agreement with Absaroka Stone LLC to purchase certain unpatented mining claims commonly known as the “Uinta County (Carnotite) Uranium Prospect” located in the Uinta County of Wyoming.  Pursuant to the terms of the agreement, Absaroka Stone LLC agreed not to stake for its own account any additional mining claims within a 15 mile radius of the property.  Any additional mining claims to be located within a 15 mile radius of the property (the “Claim Body”) were to be located, staked and filed by the Company, at its expense and held in its name.   Such agreement requires a minimum of $200,000 relating to location, maintenance, exploration, development or equipping any one or more of the mining claims that comprise the Claim Body for commercial production within 24 months from the date of the agreement in May 2011.  If the Company fails to incur a minimum of $200,000 in expenses related to the foregoing within 24 months, the Company shall pay an aggregate sum of $50,000 to Absaroka Stone LLC. Pursuant to the terms of the agreement, the Company would pay a 1% gross royalty to Absaroka Stone LLC on any revenues derived from the sale of all uranium-vanadium, gold, silver, copper and rare earth ores or concentrates produced from the Claim Body, up to an aggregate of $1,000,000.  The Company has the option to eliminate the royalty obligations by paying Absaroka Stone LLC an aggregate payment of $1,000,000.

NOTE 8 – MARKETABLE SECURITIES

Marketable securities at June 30, 2012 consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Publicly traded equity securities – available for sale	$125,000	—	(106,250)	$18,750

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

On March 19, 2012, the Company entered into an agreement with California Gold, pursuant to which the Company agreed to provide California Gold with a geological review (the “Report”) on or prior to March 30, 2012, of the Company’s certain uranium properties pursuant to which California Gold may determine and identify the approximate locations and scope of geologic formations that could contain potential gold deposits on these properties.

AMERICAN STRATEGIC MINERALS CORPORATION AND SUBSIDIARIES
(FORMERLY VERVE VENTURES, INC.)
(DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 8 – MARKETABLE SECURITIES (continued)

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

At the time of issuance, the Company valued the shares of California Gold and recorded the cost of investment at the fair market value (based on the closing price pursuant to the agreement) of the shares at $0.10 per share or $125,000 and was recorded as other income during the six months ended June 30, 2012 as reflected in the accompanying condensed consolidated statement of operations.

The Company has recorded unrealized loss of $106,250 as an element of comprehensive income during the six months ended June 30, 2012.

NOTE 9 – SUBSEQUENT EVENTS

On August 1, 2012, the shareholders holding a majority of the Company’s voting capital voted in favor of (i) changing the name of the Company to “Fidelity Property Group, Inc.” and (ii) the adoption the 2012 Plan and reserving 10,000,000 shares of common stock for issuance thereunder in the form of incentive stock options, non-qualified stock options and restricted stock grants, issuable to the Company’s officers, directors, employees and consultants.  The Board of Directors of the Company approved the Name Change and the adoption of the 2012 Plan on August 1, 2012. The Company has not yet filed an amendment to its Articles of Incorporation with the Secretary of State of Nevada.

In July 2012, the Company loaned an additional $14,650 to an affiliated company in exchange for a secured promissory note (see Note 6). The note bears 6% interest per annum and shall become due and payable on or before June 29, 2013. This note is secured by a real estate property owned by the affiliated company. Barry Honig, the President of the affiliated company, is a shareholder of the Company.

In August 2012, the Company entered into executive employment agreements (the “Employment Agreement”) with Mark Groussman, Chief Executive Officer of the Company and John Stetson, President and Chief Operating Officer of the Company (the “Executives”). In connection with the Employment Agreement, the Company granted to Executives an aggregate of 3,000,000 10-year options to purchase shares of common stock at $0.50 per share which vest in full upon issuance. The Company also granted Mr. Groussman 1,000,000 restricted shares which shall vest as follows: 1/3 after the Company achieves at least $800,000 in gross profits; 1/3 after the Company achieves at least $1,200,000 in gross profits and 1/3 after the Company achieves at least $1,600,000 in gross profits. The Company granted Mr. Stetson 2,000,000 restricted shares which shall vest as follows: 1/3 after the Company achieves at least $800,000 in gross profits; 1/3 after the Company achieves at least $1,200,000 in gross profits and 1/3 after the Company achieves at least $1,600,000 in gross profits. The Company shall account for the restricted shares once vested pursuant to the terms of the Employment Agreement.

The 3,000,000 options were valued on the grant date at approximately $0.48 per option or a total of $1,454,400 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.50 per share (based on the recent selling price of the Company’s common stock at private placements), volatility of 192%, expected term of 5 years, and a risk free interest rate of 0.61%.

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

Recent Events

During June 2012, we decided to discontinue our exploration and potential development of uranium and vanadium minerals business. We will focus our activities exclusively on our new business segment, which is in the business of acquiring, renovating, and selling real estate properties (primarily residential in nature) located within the areas of Southern California. We intend to sell such real estate within 6 months from the date of purchase.

The Company’s objectives include the following:

•     To purchase distressed single family homes, principally within Southern California, and renovate, and market its properties for resale and;

•     To purchase distressed multi-unit residential real estate, and to renovate and operate as income producing property, generating cash flow and long-term capital appreciation.

On August 1, 2012, the shareholders holding a majority of the Company’s voting capital voted in favor of (i) changing the name of the Company to “Fidelity Property Group, Inc.” and (ii) the adoption the 2012 Plan and reserving 10,000,000 shares of common stock for issuance thereunder.  The Board of Directors of the Company approved the Name Change and the adoption of the 2012 Plan on August 1, 2012.  The Company’s Board of Directors determined the name “Fidelity Property Group, Inc.” better reflects the long-term strategy and identity of the Company going forward.  We have not yet filed an amendment to our Articles of Incorporation with the Secretary of State of Nevada.

On June 11, 2012, we entered into the Rescission Agreement with Amicor and the Amicor Shareholders.   Each of the Amicor Shareholders received shares of our common stock   (and certain Amicor Shareholders also received warrants to purchase shares of our common stock) (collectively, the Shareholder Securities”) pursuant to the Exchange Agreement dated as January 26, 2012.  Pursuant to the terms of the Rescission Agreement, each of the Amicor Shareholders, with the exception of Mike Thompson, agreed to return the Shareholder Securities to us for cancellation and to enter into joint mutual releases with us.  Furthermore, pursuant to the terms of the Rescission Agreement, George Glasier resigned from his position as our President, Chief Executive Officer and Chairman; Kathleen Glasier resigned from her position as our Secretary, Michael Moore resigned from his position as our Chief Operating Officer and Vice President and each of David Andrews and Kyle Kimmerle resigned from their position as our directors.  As a result of the foregoing, we cancelled 9,806,667 shares of our common stock and 4,800,000 warrants and terminated the mining leases entered into with certain of the Shareholders. Additionally, we paid an aggregate of $132,000 to Amicor Shareholders upon the execution of the Rescission Agreement.

Under the terms of the Rescission Agreement, the employment agreement with Mr. Glasier was terminated and Mr. Glasier acknowledged that all options, warrants and rights to acquire any shares of our common stock, whether vested or unvested, were terminated as of the date of the Rescission Agreement.

On June 11, 2012, the Company and Pershing effected the exercise of the Option entered into in January 2012, through the assignment of Pershing’s wholly owned subsidiary, Acquisition Sub As a result of the assignment, Acquisition Sub became a wholly owned subsidiary ours and we acquired all of Pershing’s uranium assets.

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

Development Stage Companies

We are a development stage company. Activities during the development stage include organizing the business, raising capital and acquiring real estate properties.  We are a development stage company with no revenues and no profits.  We have not commenced significant operations and, in accordance with ASC Topic 915 “Development Stage Entities”, is considered a development stage company.

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

The carrying amounts reported in the balance sheet for cash, prepaid expenses, accounts payable, and accrued expenses approximate their estimated fair market value based on the short-term maturity of this instrument.

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

Real Estate Held for Sale

Real estate held for sale consists of a residential property located in Southern California. Real estate held for sale is initially recorded at the lower of cost or estimated fair market value less the estimated cost to sell. After acquisition, costs incurred relating to the development and improvements of property are capitalized to the extent they do not cause the recorded value to exceed the net realizable value, whereas costs relating to holding and disposition of the property are expensed as incurred. After acquisition, real estate held for sale is analyzed periodically for changes in fair values and any subsequent write down is charged to impairment losses on real estate properties. Whenever events or changes in circumstances suggest that the carrying amount may not be recoverable, management assesses the recoverability of its real estate by comparing the carrying amount with its fair value.  The process involved in the determination of fair value requires estimates as to future events and market conditions.  This estimation process may assume that we have the ability to dispose of its real estate properties in the ordinary course of business based on management’s present plans and intentions.  If management determines that the carrying value of a specific real estate investment is impaired, a write-down is recorded as a charge to current period operations.  The evaluation process is based on estimates and assumptions and the ultimate outcome may be different.

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

Results of Operations

American Strategic Minerals Corporation business began on April 30, 2011 and accordingly, we had minimal operations for the prior period. We are still in our development stage and have generated no revenues to date.

Three and six months ended June 30, 2012

We incurred operating expenses of $284,153 and $3,341,727, respectively, for the three and six months ended June 30, 2012. These expenses primarily consisted of general expenses, compensation, professional fees and consulting incurred in connection with the day to day operation of our business. The operating expenses consisted of the following:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Travel and related expenses	$16,812	$80,791
Professional fees	107,464	370,203
Compensation and related taxes	81,449	922,392
Consulting fees	27,171	1,856,594
Other general and administrative	51,257	111,747
Total	$284,153	$3,341,727

·
Travel and related expenses: Travel expenses were $16,812 and $80,791, respectively, during the three and six months ended June 30, 2012. These expenses are in connection with conference campaign and business development related travel.

·
Compensation expense and related taxes: Compensation expense includes salaries and stock-based compensation to our employees. For the three and six months ended June 30, 2012, compensation expense and related taxes were $81,449 and $922,392, respectively, which is primarily attributable to stock based compensation of approximately $50,000  and $781,000 for the three and six months period, respectively, in connection with warrant and option grants to our directors and officers during the period.

·
Consulting fees: For the three and six months ended June 30, 2012, we incurred consulting fees of $27,171, and $1,856,594, respectively, which is primarily attributable to stock based consulting expense of $1,767,000 during the six month period in connection with warrant grants to consultants for consulting on strategic acquisitions and advice on capital restructuring during the period.

·
Professional fees:  For the three and six months ended June 30, 2012, professional fees were $107,464 and $370,203, respectively, which includes fees incurred for audits and legal fees related to public company filing requirements.

·
Other general and administrative expenses: For the three and six months ended June 30, 2012 other general and administrative expenses were $51,257 and $111,747, respectively, which includes postage, general insurance, automobile, office supplies, utilities, rent expense and office expenses.

Operating Loss from Continuing Operations

We reported an operating loss from continuing operations of $284,153 and $3,341,727, respectively, for the three and six months ended June 30, 2012.  We reported an operating loss from continuing operations of $1,537, for the period from inception (April 30, 2011) to June 30, 2011.The increase in operating loss was due to the increase in operating expenses described above.

Other Income

Total other income was $173 and $125,173, respectively, for the three and six months ended June 30, 2012. On March 19, 2012, we entered into an agreement with California Gold, pursuant to which we agreed to provide California Gold with a geological review on or prior to March 30, 2012, of our certain uranium properties in consideration for $125,000.

Discontinued Operations

During late June 2012, we decided to discontinue our exploration and potential development of uranium and vanadium minerals business and prior periods have been restated in our consolidated financial statements and related footnotes to conform to this presentation. We will focus our activities exclusively on our new business segment, which is in the business of acquisition, renovating, and selling real estate properties.

The following table indicates selected financial data of the Company’s discontinued operations of its uranium and vanadium minerals business.

	June 30, 2012	Period from inception (April 30, 2011) to June 30, 2011
Revenues	$-	$-
Cost of sales	-	-
Gross profit	-	-
Operating and other non-operating expenses	(1,329,925)	-

Loss from discontinued operations	$(1,329,925)	$-

Net loss

We reported a net loss of $1,586,499 or ($(0.04) per common shares - basic and diluted) and $4,546,378  or $(0.13) per common share - basic and diluted, respectively, for the three and six months ended June 30, 2012 and a net loss of $1,537 for the period from inception (April 30, 2011) to June 30, 2011.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At June 30, 2012, we had a cash balance of approximately $3.3 million and working capital of approximately $3.4 million. We have been funding our operations through the sale of our common stock through private placements for operating capital purposes.

We currently have no material commitments for capital expenditures. We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations.   We estimate that based on current plans and assumptions, that our available cash is sufficient to satisfy our cash requirements under our present operating expectations for up to 12 months. We presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations after 12 months. We have not generated revenues to support our daily operations from the inception of development stage. We may need to raise significant additional capital to fund our future operating expenses, pay our obligations, and grow our Company. We do not anticipate we will be profitable in 2012.  Therefore our future operations will be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. The trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended June 30, 2012, net cash flows used in operating activities was $655,775 and was primarily attributable to our net loss of $4,546,378, adjusted for the add-back of non-cash items such as stock based compensation of $2,598,438, impairment of mining rights and assets of discontinued operations of $1,286,248 and other income of $125,000, and total changes in assets and liabilities of $56,018 primarily attributable to an increase in prepaid expenses of $71,600, and increase in accounts payable and accrued expenses of $103,703.

Investing Activities

Net cash flows used in investing activities were $712,074 in connection with acquisition of mineral rights of $325,000, investment in note receivable of $133,058 and acquisition of real estate property of $254,016 during the six months ended June 30, 2012.

Financing Activities

Net cash flows provided by financing activities were $4,553,991 for the six months ended June 30, 2012. We received net proceeds from the sale of our stocks of $5,768,965 offset by payment on notes payable of $1,082,974 and payments of $132,000 in connection with the rescission agreement.

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

               With respect to the quarterly period ended June 30, 2012, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s management has concluded that certain disclosure controls and procedures were not effective as of June 30, 2012 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

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

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.ins	XBRL Instance Document**
101.sch	XBRL Taxonomy Schema Document**
101.cal	XBRL Taxonomy Calculation Document**
101.def	XBRL Taxonomy Linkbase Document**
101.lab	XBRL Taxonomy Label Linkbase Document**
101.pre	XBRL Taxonomy Presentation Linkbase Document**

* Filed herein

** Pursuant to Rule 405(a)(2) of Regulation S-T, the registrant is relying upon the applicable 30-day grace period for the initial filing of its first Interactive Data File required to contain detail-tagged footnotes or schedules. The registrant intends to file the required detail-tagged footnotes or schedules by the filing of an amendment to this Quarterly Report on Form 10-Q within the 30-day period.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN STRATEGIC MINERALS CORPORATION

Date: August 20, 2012	By:	/s/ Mark Groussman
Mark Groussman
Chief Executive Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)