Form 10-Q/A
period 2012-03-31
American Strategic Minerals Corp
filed 2012-08-24
CIK 1507605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE

This amended Quarterly Report on Form 10-Q/A is being filed as Amendment No. 1 to our Quarterly Report on Form 10-Q which was originally filed on May 15, 2012 (the “Original Report”). Management of American Strategic Minerals Corporation (the “Company”, “we”, “us”, or “our”), formerly Verve Ventures, Inc., determined that the unaudited consolidated financial statements for the three months ended March 31, 2012 included in the Original Report could no longer be relied upon. We have determined that a restatement of our previously recorded value of our common stock issued pursuant to an option agreement (the “Option Agreement”) was required after a review of the proper accounting treatment. On January 26, 2012, the Company entered into the Option Agreement with Pershing Gold Corporation (“Pershing”) whereby the Company obtained the right to acquire certain uranium exploration rights and properties (the “Uranium Properties”) held by Pershing in consideration for 10 million shares of our common stock and $1 million note. We originally recorded the 10 million common stock at $0.50 per share based on the sales price of our common stock in our most recent private placement resulting to a value of $5 million and was recognized as a deposit pursuant to the terms of the Option Agreement. However, pursuant to ASC 805-50-30-2 “Business Combinations”, it was subsequently determined that if the consideration paid is not in the form of cash, the measurement may be based on either (i) the cost which is measured based on the fair value of the consideration given or (ii) the fair value of the assets (or net assets) acquired, whichever is more clearly evident and thus more reliably measurable. We determined that the fair value of the net assets acquired was a better indicator and thus more reliably measurable than the fair value of the common stock issued. We have subsequently determined that such issuance of 10 million shares to Pershing should have been valued at par value and not at $0.50 per share. As a result, the excess of $4,999,000 over the par value previously recorded to deposit should have not been recorded.

Additionally, we have corrected the calculation of our weighted average common shares calculation for the three months ended March 31, 2012 and for the period from inception (April 30, 2011) to March 31, 2012. As a result, basic and diluted net loss per common share has been restated.

Accordingly, we restated our unaudited interim consolidated balance sheet and statements of operations as of and for the periods ended March 31, 2012 herein.  The restatement adjustment is non-cash in nature. The adjustment resulted in a decrease in our total assets and additional paid in capital of $4,999,000 as of March 31, 2012.  We believe that the recording of the Option Agreement transaction and all related matters are now correctly recorded and presented on our consolidated balance sheet and statement of operations included herein.

Please see Note 10 - Restatement contained in the Notes to Consolidated Financial Statements appearing later in this Form 10-Q/A which further describes the effect of these restatements.

No other changes have been made to the Original Report. This Amendment speaks as of the original date of the Original Report, does not reflect events that may have occurred subsequent to the filing of the Original Report and does not modify or update in any way disclosures made in the Original Report other than as described above.

FORM 10-Q/A
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
	(Unaudited)
	(Restated - See Note 10)
ASSETS

Current assets:
Cash	$4,006,244	$129,152
Marketable securities - available for sale securities	50,000	-
Prepaid expenses	112,255	20,000
Deposit pursuant to an option agreement	1,001,000	-
Total current assets	5,169,499	149,152

Other assets:
Deposits	-	3,500
Mineral rights	325,000	-
Total other assets	325,000	3,500

Total Assets	$5,494,499	$152,652

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$79,260	$4,000
Note payable	70,000	-
Notes payable - related party	-	152,974
Advances payable	-	100,000
Total liabilities	149,260	256,974

Stockholders' Equity (deficit):
Preferred stock, $.0001 par value, 50,000,000 shares
authorized: none issued and outstanding	-	-
Common stock, ($.0001 par value; 200,000,000 shares authorized;
43,318,854 and 10,000,000 issued and outstanding at March 31, 2012 and December 31, 2011	4,332	1,000
Additional paid-in capital	8,485,108	4,000
Accumulated other comprehensive income - marketable securities available for sale	(75,000)	-
Accumulated deficit	(3,069,201)	(109,322)

Total stockholders' equity (deficit)	5,345,239	(104,322)

Total liabilities and stockholders' equity (deficit)	$5,494,499	$152,652

See accompanying notes to unaudited consolidated financial statements.

AMERICAN STRATEGIC MINERALS CORPORATION AND SUBSIDIARY
(FORMERLY VERVE VENTURES, INC.)
(EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS	PERIOD FROM INCEPTION
	ENDED	(APRIL 30, 2011) TO
	MARCH 31, 2012	MARCH 31, 2012
	(Unaudited)	(Unaudited)
	(Restated - See Note 10)	(Restated - See Note 10)

Revenues	$-	$-

Expenses
Exploration costs	27,305	27,305
Compensation and related taxes	840,943	840,943
Impairment of mineral rights	-	99,474
Consulting fees	1,829,423	1,829,423
Professional fees	262,739	267,344
General and administrative	124,469	129,712
Total operating expenses	3,084,879	3,194,201

Loss from operations	(3,084,879)	(3,194,201)

Other income	125,000	125,000
Total other income	125,000	125,000

Net loss	(2,959,879)	(3,069,201)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - Basic and Diluted	30,810,728	15,574,302

NET LOSS PER COMMON SHARE:
Basic and Diluted	(0.10)	(0.20)

See accompanying notes to unaudited consolidated financial statements.

AMERICAN STRATEGIC MINERALS CORPORATION AND SUBSIDIARY
(FORMERLY VERVE VENTURES, INC.)
(EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE THREE MONTHS	PERIOD FROM INCEPTION
	ENDED	(APRIL 30, 2011) TO
	MARCH 31, 2012	MARCH 31, 2012
	(Unaudited)	(Unaudited)
	(Restated - See Note 10)	(Restated - See Note 10)

Cash flows from operating activities:
Net loss	$(2,959,879)	$(3,069,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation on warrants granted	2,536,075	2,536,075
Common stock issued for services	75,000	75,000
Non-cash other income	(125,000)	(125,000)
Impairment of mineral rights	-	99,474

Changes in operating assets and liabilities
Prepaid expenses	(88,855)	(108,855)
Deposits	3,500	-
Accounts payable and accrued expenses	75,260	79,260

Net cash used in operating activities	(483,899)	(513,247)

Cash flows from investing activities:
Acquisition of mineral rights	(325,000)	(325,000)
Net cash used in investing activities	(325,000)	(325,000)

Cash flows from financing activities:
Payment on note payable	(930,000)	(930,000)
Payment on note payable - related party	(152,974)	(152,974)
Proceeds from advances payables	-	100,000
Proceeds from promissory note - related party	-	53,500
Proceeds from sale of common stock, net of issuance costs	5,768,965	5,773,965
Net cash provided by financing activities	4,685,991	4,844,491

Net increase in cash	3,877,092	4,006,244

Cash at beginning of period	129,152	-

Cash at end of period	$4,006,244	$4,006,244

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of a note payable to a related party in connection with
the purchase of mining rights	$-	$99,474
Issuance of a note payable in connection with an option agreement	$1,000,000	$1,000,000
Issuance of common stock in connection with an option agreement	$1,000	$1,000
Issuance of common stock for advances payable	$100,000	$100,000

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

On January 26, 2012, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with American Strategic Minerals Corporation, a Colorado corporation (“Amicor”) and the shareholders of Amicor (the “Amicor Shareholders”).  Upon closing of the transaction contemplated under the Exchange Agreement (the “Share Exchange”), on January 26, 2012, the Amicor Shareholders (nine persons) transferred all of the issued and outstanding capital stock of Amicor to the Company in exchange for an aggregate of 10,000,000 shares of the common stock of the Company.  Such exchange caused Amicor to become a wholly-owned subsidiary of the Company.  Additionally, as further consideration for entering into the Exchange Agreement, certain Amicor Shareholders received ten-year warrants to purchase an aggregate of 6,000,000 shares of the Company’s Common Stock with an exercise price of 0.50 per share (the “Share Exchange Warrants”).  The Share Exchange Warrants may be exercised on a cashless basis after 12 months from the date of issuance in the absence of an effective registration statement covering the resale of the shares of Common Stock underlying the Share Exchange Warrants.  Prior to the acquisition of Amicor by the Company, Amicor acquired certain mining and mineral rights from the Amicor Shareholders for cash proceeds of $5,000 and is primarily involved in uranium exploration and development, as further described herein.

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

As reflected in the accompanying condensed consolidated financial statements for the three months ended March 31, 2012, the Company had a net loss of $ 2,959,879 and $483,899 of net cash used in operations. At March 31, 2012, the Company had a working capital of $5,020,239. Additionally at March 31, 2011, the Company had an accumulated deficit of approximately $3.1 million. However, of the $2,959,879 of net loss for the three months ended March 31, 2012, $2,611,075 consisted of non cash expenses such as stock based compensation to certain employees and consultants. As of March 31, 2012, the Company has cash for a total of approximately $4 million. Based on the Company’s historical use of cash and other mitigating factors, management believes that the Company has met its expected needs required to support its operations for the next 12 months.

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

	For the Three Months Ended March 31, 2012	For the Period from Inception (April 30, 2011) to March 31, 2012
Numerator:
Net loss	$(2,959,879)	$(3,069,201)

Denominator:
Basic and diluted loss per share
(weighted-average shares)	30,810,728	15,574,302

Basic and diluted loss per share	$(0.10)	$(0.20)

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

On January 26, 2012, contemporaneously with the Exchange Agreement, the Company also entered into an Option Agreement with Pershing Gold Corporation (formerly Sagebrush Gold Ltd.), a Nevada corporation (“Pershing”) pursuant to which the Company obtained the option (the “Pershing Option”) to acquire certain uranium exploration rights and properties held by Pershing.  In consideration for issuance of the Pershing Option, the Company issued to Pershing (i) a $1,000,000 promissory note payable in installments upon satisfaction of certain conditions (the “Note”), expiring six months following issuance and (ii) 10 million shares of the Company’s Common Stock (collectively, the “Option Consideration”) (see Note 8).    The Company recorded the 10 million shares at par value or $1,000. The total value of the Option Consideration amounted to $1,001,000 and was included in deposit as reflected in the accompanying consolidated balance sheet. Pursuant to ASC 805-50-30-2 “Business Combinations”, the Company determined that if the consideration paid is not in the form of cash, the measurement may be based on either (i) the cost which is measured based on the fair value of the consideration given or (ii) the fair value of the assets (or net assets) acquired, whichever is more clearly evident and thus more reliably measurable. The Company determined that the fair value of the net assets acquired was a better indicator thus more reliably measurable than the fair value of the common stock issued.

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

Option Agreement

On January 26, 2012, the Company entered into an Option Agreement with Pershing pursuant to which the Company obtained the option to acquire certain uranium exploration rights and properties held by Pershing (the “Pershing Properties”), as further described herein.  In consideration for issuance of the Pershing Option, the Company issued to Pershing (i) a $1,000,000 promissory note payable in installments upon satisfaction of certain conditions (the “Note”), expiring six months following issuance and (ii) 10,000,000 shares of the Company’s Common Stock (collectively, the “Option Consideration”).  Pursuant to the terms of the Note, upon the closing of a private placement in which the Company receives gross proceeds of at least $5,000,000 (within six months of the closing of the Exchange Agreement), then the Company shall repay $500,000 under the Note.  Additionally, upon the closing of a private placement in which the Company receives gross proceeds of at least an additional $1,000,000 (within six months of the closing of the Exchange Agreement), the Company shall pay the outstanding balance under the Note.  The Note does not bear interest.  The Option is exercisable for a period of 90 days following the closing of the Exchange Agreement, in whole or in part, at an exercise price of Ten Dollars ($10.00) for any or all of the Pershing Properties.  In the event the Company does not exercise the Pershing Option, Pershing will retain all of the Option Consideration.  The Company intends to undertake additional investigation concerning the Pershing Properties prior to making a determination to exercise the Option, and to conduct further due diligence.  Accordingly there can be no assurance the Company will acquire any or all of the Pershing Properties.  The Pershing Properties consist of certain uranium assets and rights acquired by Pershing from Continental Resources Group, Inc. on July 22, 2011, a uranium exploration and development company, and primarily consist of certain state leases and federal unpatented mining claims in California known as the Coso property in Inyo County, Artillery Peak, in western north-central Arizona, Blythe, in Riverside County, California and Prospect Uranium, in North Dakota.  Prior to the exercise of the Option, Pershing shall retain the right to explore, develop or operate on any of the Pershing Properties and the Company will assume all costs and expenses associated with the Pershing Properties following exercise of the option. On January 26, 2012, Pershing held 26.65% of interest in the Company. David Rector and Joshua Bleak were appointed members of the Company’s board of directors. David Rector is a member of the board of Pershing and Joshua Bleak is the Chief Executive Officer of Continental Resources Group, Inc. (a company which is one of the largest shareholders of Pershing).

Between January 2012 and February 2012, the Company paid $930,000 of the Note. Note payable to Pershing at March 31, 2012 amounted to $70,000. The Company recorded the 10 million shares at par value  or $1,000 (see Note 5). The total value of the Option Consideration amounted to $1,001,000 and was included in deposit as reflected in the accompanying consolidated balance sheet.

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

NOTE 10 – RESTATEMENTS

The Company’s consolidated balance sheet has been restated for the three months ended March 31, 2012:

a)
To correct the value of the 10 million shares of the Company’s common stock as consideration to Pershing in connection with an Option Agreement. The Company originally recorded the10 million common stock at $0.50 per share based from the recent selling price of the Company’s common stock at a private placement resulting to a value of $5 million and was recognized as a deposit pursuant to the terms of the Option Agreement. However, pursuant to ASC 805-50-30-2 “Business Combinations”, the Company subsequently determined that if the consideration paid is not in the form of cash, the measurement may be based on either (i) the cost which is measured based on the fair value of the consideration given or (ii) the fair value of the assets (or net assets) acquired, whichever is more clearly evident and thus more reliably measurable. The Company determined that the fair value of the net assets acquired was a better indicator thus more reliably measurable than the fair value of the common stock issued. The Company has subsequently determined that such issuance of 10 million shares to Pershing should have been valued at par value and not at $0.50 per share. As a result, the excess of $4,999,000 over the par value previously recorded to deposit should have not been recorded.

b)	To correct the calculation of the weighted average common shares calculation for the three months ended March 31, 2012 and for the period from inception (April 30, 2011) to March 31, 2012.

	March 31, 2012	Adjustments		March 31, 2012
	As Previously Reported	To Restate		As Restated

Consolidated Balance Sheet:

Deposit pursuant to an option agreement	$6,000,000	$(4,999,000)	(a)	$1,001,000
Total current assets	10,168,499	(4,999,000)	(a)	5,169,499
Total assets	10,493,499	(4,999,000)	(a)	5,494,499

Total liabilities	149,260	-	-	149,260

Additional paid-in capital	13,484,108	(4,999,000)	(a)	8,485,108
Total Stockholders' Equity	10,344,239	(4,999,000)	(a)	5,345,239

For the Three Months Ended March 31, 2012
Consolidated Statement of Operations:

Net loss	$(2,959,879)	$-		$(2,959,879)

Weighted average common shares
Outstanding - Basic and Diluted	32,894,061	-	(b)	30,810,728
Net loss per common share
Basic and diluted	(0.09)	-	(b)	(0.10)

For the Period from Inception
(April 30, 2011) to March 31, 2012
Consolidated Statement of Operations:

Net loss	$(3,069,201)	$-		$(3,069,201)

Weighted average common shares
Outstanding - basic and diluted	21,623,409	-	(b)	15,574,302
Net loss per common share
Basic and diluted	(0.14)	-	(b)	(0.20)

For the Three Months Ended March 31, 2012
Consolidated Statement of Cashflows:

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock in connection with an option agreement	$5,000,000	$(4,999,000)	(a)	$1,000

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Report on Form 10-Q/A and other written and oral statements made from time to time by us may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties.  Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning.  One can identify them by the fact that they do not relate strictly to historical or current facts.  These statements are likely to address our growth strategy, financial results and product and development programs.  One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward looking statements.  These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not.  No forward looking statement can be guaranteed and actual future results may vary materially.

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

Results of Operations

American Strategic Minerals Corporation business began on April 30, 2011 and, accordingly, no comparisons exist for the prior period. We are still in our exploration stage and have generated no revenues to date.

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

·
Consulting fees: For the three months ended March 31, 2012, we incurred consulting fees of $1,829,423 which is primarily attributable to stock based consulting expense of $1,754,465 in connection with warrant grants to consultants for consulting on strategic acquisitions and advice on capital restructuring during the period.

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

Net loss

We reported a net loss of $2,959,879 for the three months ended March 31, 2012 and basic and diluted net loss of $0.10 per share.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At March 31, 2012, we had a cash balance of $4,006,244 and working capital of $5,020,239. We have been funding our operations through the sale of our common stock through private placements for operating capital purposes.  As of March 31, 2012, note payable amounted to $70,000.

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

Operating Activities

We have not generated positive cash flows from operating activities. For the period from inception (April 30, 2011) to March 31, 2012, net cash flows used in operating activities was ($483,899) and was primarily attributable to our net loss of $2,959,879, adjusted for the add-back of non-cash items such as stock based compensation of $2,611,075, and offset by non cash other income of $125,000, and total changes in assets and liabilities of $10,095 due to an increase in prepaid expenses of $88,855, decrease in deposits of $3,500 and increase in accounts payable and accrued expenses of $75,260.

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

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1	Amendment No. 1 to Option Agreement*
10.2	Amendment No. 2 to Option Agreement*
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference to our Quarterly Report filed with the SEC on May 15, 2012.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN STRATEGIC MINERALS CORPORATION

Date: August 23, 2012

By:	/s/ Mark Groussman
Mark Groussman
Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)