Form 10-Q
period 2012-09-30
American Strategic Minerals Corp
filed 2012-11-13
CIK 1507605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  34,118,127 shares of common stock are issued and outstanding as of November 14, 2012.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, “American Strategic Minerals Corporation,” “Amicor,” “we,” “us,” “our” and similar terms refer to American Strategic Minerals Corporation, a Nevada corporation, and subsidiaries.

Item 1.  Financial  Statements

AMERICAN STRATEGIC MINERALS CORPORATION AND SUBSIDIARIES
(FORMERLY VERVE VENTURES, INC.)
(DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

Current assets:
Cash	$1,525,799	$129,152
Marketable securities - available for sale securities	12,500	-
Note receivable - related party	147,708	-
Deposits in real estate under contract	85,660	-
Deposits pursuant to non-binding agreements	150,000	-
Prepaid expenses and other current assets	57,916	-
Assets of discontinued operations - current portion	-	20,000
Total current assets	1,979,583	149,152

Other assets:
Real estate held for sale	1,521,247	-
Assets of discontinued operations - long term portion	-	3,500
Total other assets	1,521,247	3,500

Total Assets	$3,500,830	$152,652

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$205,192	$4,000
Notes payable - related party	-	152,974
Advances payable	-	100,000
Liabilities of discontinued operations	30,664	-
Total liabilities	235,856	256,974

Stockholders' Equity (deficit):
Preferred stock, $.0001 par value, 50,000,000 shares
authorized: none issued and outstanding	-	-
Common stock, ($.0001 par value; 200,000,000 shares authorized;
34,118,127 and 10,000,000 issued and outstanding at September 30, 2012 and December 31, 2011	3,412	1,000
Additional paid-in capital	9,933,153	4,000
Accumulated other comprehensive income - marketable securities available for sale	(112,500)	-
Accumulated deficit	(6,548,595)	(109,322)

Total American Strategic Minerals Corporation deficit	3,275,470	(104,322)

Non-controlling interest in subsidiary	(10,496)	-

Total stockholders' equity (deficit)	3,264,974	(104,322)

Total liabilities and stockholders' equity (deficit)	$3,500,830	$152,652

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN STRATEGIC MINERALS CORPORATION AND SUBSIDIARIES
(FORMERLY VERVE VENTURES, INC.)
(DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS	FOR THE THREE MONTHS	FOR THE NINE MONTHS	PERIOD FROM INCEPTION	PERIOD FROM INCEPTION
	ENDED	ENDED	ENDED	(APRIL 30, 2011) TO	(APRIL 30, 2011) TO
	SEPTEMBER 30, 2012	SEPTEMBER 30, 2011	SEPTEMBER 30, 2012	SEPTEMBER 30, 2011	SEPTEMBER 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-	$-	$-

Expenses
Compensation and related taxes	1,556,790	-	2,479,182	-	2,479,182
Consulting fees	92,473	-	1,949,067	-	1,949,067
Professional fees	79,608	2,300	449,811	2,300	454,416
General and administrative	80,255	153	272,793	1,690	278,036
Total operating expenses	1,809,126	2,453	5,150,853	3,990	5,160,701

Operating loss from continuing operations	(1,809,126)	(2,453)	(5,150,853)	(3,990)	(5,160,701)

Other income (expenses)
Other income	-	-	125,000	-	125,000
Interest income	2,757	-	2,930	-	2,930
Total other income	2,757	-	127,930	-	127,930

Loss from continuing operations before provision for income taxes	(1,806,369)	(2,453)	(5,022,923)	(3,990)	(5,032,771)

Provision for income taxes	-	-	-	-	-

Loss from continuing operations	(1,806,369)	(2,453)	(5,022,923)	(3,990)	(5,032,771)

Discontinued operations:
Loss from discontinued operations, net of tax	(96,921)	-	(1,426,846)	-	(1,526,320)

Net loss	(1,903,290)	(2,453)	(6,449,769)	(3,990)	(6,559,091)

Less: Net loss attributable to non-controlling interest	10,395	-	10,496	-	10,496

Net loss attributable to American Strategic Minerals Corporation	$(1,892,895)	$(2,453)	$(6,439,273)	$(3,990)	$(6,548,595)

Loss per common share, basic and diluted:
Loss from continuing operations	$(0.06)	$(0.00)	$(0.14)	$(0.00)	$(0.21)
Loss from discontinued operations	(0.00)	(0.00)	(0.04)	(0.00)	(0.07)
	$(0.06)	$(0.00)	$(0.18)	$(0.00)	$(0.28)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and Diluted	33,875,085	10,000,000	35,328,936	10,000,000	23,323,313

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN STRATEGIC MINERALS CORPORATION AND SUBSIDIARIES
(FORMERLY VERVE VENTURES, INC.)
(DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE NINE MONTHS	PERIOD FROM INCEPTION	PERIOD FROM INCEPTION
	ENDED	(APRIL 30, 2011) TO	(APRIL 30, 2011) TO
	SEPTEMBER 30, 2012	SEPTEMBER 30, 2011	SEPTEMBER 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss attributable to American Strategic Minerals Corporation	$(6,439,273)	$(3,990)	$(6,548,595)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation on warrants granted	2,660,800	-	2,660,800
Stock based compensation on options granted	1,454,400	-	1,454,400
Common stock issued for services	75,000	-	75,000
Non-controlling interest	(10,496)	-	(10,496)
Non-cash other income	(125,000)	-	(125,000)
Impairment of mineral rights	1,256,000	-	1,355,474
Impairment of assets of discontinued operations	30,248	-	30,248

Changes in operating assets and liabilities
Assets of discontinued operations - current portion	20,000	-	20,000
Prepaid expenses and other current assets	(54,516)	-	(74,516)
Deposits	(235,660)	-	(239,160)
Assets of discontinued operations - long term portion	3,915	-	3,915
Accounts payable and accrued expenses	201,193	3,990	205,193

Net cash used in operating activities	(1,163,389)	-	(1,192,737)

Cash flows from investing activities:
Acquisition of mineral rights	(325,000)	-	(325,000)
Note receivable - related party	(147,708)	-	(147,708)
Acquisition of real estate property	(1,366,627)	-	(1,366,627)
Capitalized cost related to improvements of real estate property	(154,620)	-	(154,620)
Net cash used in investing activities	(1,993,955)	-	(1,993,955)

Cash flows from financing activities:
Payment on note payable	(930,000)	-	(930,000)
Payment on note payable - related party	(152,974)	-	(152,974)
Payment in connection with the cancellation of stock and rescission agreement	(132,000)	-	(132,000)
Proceeds from advances payables	-	-	100,000
Proceeds from promissory note - related party	-	-	53,500
Proceeds from sale of common stock, net of issuance costs	5,768,965	-	5,773,965
Net cash provided by financing activities	4,553,991	-	4,712,491

Net increase in cash	1,396,647	-	1,525,799

Cash at beginning of period	129,152	-	-

Cash at end of period	$1,525,799	$-	$1,525,799

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of a note payable to a related party in connection with the purchase of mining rights	$-	$-	$99,474
Issuance of common stock for advances payable	$100,000	$-	$100,000
Assumption of prepaid assets upon exercise of option agreement	$43,157	$-	$43,157
Assumption of accounts payable upon exercise of option agreement	$30,664	$-	$30,664
Issuance of a note payable in connection with an option agreement	$930,000	$-	$930,000
Issuance of common stock in connection with an option agreement	$1,000	$-	$1,000

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICAN STRATEGIC MINERALS CORPORATION AND SUBSIDIARIES
(FORMERLY VERVE VENTURES, INC.)
(DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

American Strategic Minerals Corporation (“the Company”), formerly Verve Ventures, Inc., was incorporated under the laws of the State of Nevada on February 23, 2010.  On December 7, 2011, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada in order to change its name to “American Strategic Minerals Corporation” from “Verve Ventures, Inc.”, and increase the Company’s authorized capital to 200,000,000 shares of common stock, par value $0.0001 per share, and 50,000,000 shares of preferred stock, par value $0.0001 per share. During June 2012, the Company decided to discontinue its exploration and potential development of uranium and vanadium minerals business and focus its activities exclusively on its new business segment, which is in the business of acquiring, renovating, and selling real estate properties.

On August 1, 2012, the shareholders holding a majority of the Company’s voting capital voted in favor of (i) changing the name of the Company to “Fidelity Property Group, Inc.” and (ii) the adoption the 2012 Equity Incentive Plan and reserving 10,000,000 shares of common stock for issuance thereunder (the “2012 Plan”).  The Board of Directors of the Company approved the name change and the adoption of the 2012 Plan on August 1, 2012. The Company did not file an amendment to its Articles of Incorporation with the Secretary of State of Nevada and subsequently abandoned the decision to adopt the “Fidelity Property Group, Inc.” name.

Subsequently, on October 1, 2012, the shareholders holding a majority of the Company’s voting capital voted and authorized the Company to (i) change the name of the Company to “Marathon Patent Group, Inc.” (the “Name Change”) and (ii) effectuate a reverse stock split of the Company’s common stock by a ratio of 3-for-2 (the “Reverse Split”) within one year from the date of approval of the stockholders of the Company.  The Board of Directors of the Company approved the Name Change and the Reverse Split on October 1, 2012. The Company’s Board of Directors determined the name “Marathon Patent Group, Inc.” better reflects the long-term strategy in exploring other opportunities and the identity of the Company going forward.  As of the date of this Quarterly Report, the Company has not yet filed an amendment to its Articles of Incorporation with the Secretary of State of Nevada.

The Company is currently in the business of acquiring, renovating, and selling real estate properties (primarily residential in nature). The Company intends to seek to sell its real estate holdings within 10 to 12 months from the date of purchase.

The Company’s objectives include the following:

•      To purchase distressed single family homes, principally within Southern California, and renovate, and market its properties for resale; and

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
SEPTEMBER 30, 2012

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

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

On June 11, 2012, the Company terminated various leases related to its uranium mining claims (the “Claims”), consisting of: the Cutler King Property (3 unpatented mining claims); “Centennial-Sun Cup” (42 unpatented mining claims); “Bull Canyon” (2 unpatented mining claims); “Martin Mesa” (51 unpatented mining claims); “Avalanche/Ajax” (8 unpatented mining claims) and “Home Mesa” (9 unpatented mining claims).  The Company had acquired the Claims through the acquisition of Amicor on January 26, 2012. The decision by the Company to terminate these leases followed changes in management and direction of the Company, a review of the uranium market, and the timing and costs expected to pursue the business.

On June 11, 2012, the Company entered into a rescission agreement (the “Rescission Agreement”) with Amicor, and the Amicor Shareholders.  Each of the Amicor Shareholders had previously received shares of the Company’s common stock (and certain of the Amicor Shareholders also received warrants to purchase shares of the Company’s common stock) (collectively, the “Shareholder Securities”) pursuant to the Rescission Agreement.   Each of the Amicor Shareholders, with the exception of one, agreed to return the Shareholder Securities to the Company for cancellation and to enter into joint mutual releases with the Company.  Furthermore, pursuant to the terms of the Rescission Agreement, George Glasier resigned from his position as President, Chief Executive Officer and Chairman of the Company; Kathleen Glasier resigned from her position as Secretary of the Company, Michael Moore resigned from his position as Chief Operating Officer and Vice President of the Company and each of David Andrews and Kyle Kimmerle resigned from their position as a director of the Company.  As a result of the foregoing, the Company cancelled 9,806,667 shares of the Company’s common stock and 4,800,000 warrants and terminated the mining leases entered into with the Amicor Shareholders. Additionally, the Company paid an aggregate of $132,000 to Amicor Shareholders upon the execution of the Rescission Agreement.

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
SEPTEMBER 30, 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and present the financial statements of the Company and its wholly-owned subsidiaries. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances were eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of September 30, 2012, and the results of operations and cash flows for the nine months ended September 30, 2012 have been included. The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year. The accounting policies and procedures employed in the preparation of these condensed consolidated financial statements have been derived from the audited financial statements of the Company for the period ended December 31, 2011, which are contained in Form 8-K as filed with the Securities and Exchange Commission on January 31, 2012. The consolidated balance sheet as of December 31, 2011 was derived from those financial statements.

As reflected in the accompanying condensed consolidated financial statements for the nine months ended September 30, 2012, the Company had a net loss of approximately $6.4 million and $1.2 million of net cash used in operations. At September 30, 2012, the Company had a working capital of approximately $1.7 million. Additionally, at September 30, 2012, the Company had an accumulated deficit of approximately $6.5 million. However, of the $6.4 million of net loss for the nine months ended September 30, 2012, approximately $5.3 million primarily consisted of non cash expenses such as stock based compensation to certain employees and consultants and impairment of mining rights. As of September 30, 2012, the Company has cash for a total of approximately $1.5 million. Based on the Company’s historical use of cash and other mitigating factors, management believes that the Company has met its expected needs required to support its operations for the next 12 months.

Development Stage Company

The Company is presented as a development stage company. Activities during the development stage include organizing the business, raising capital and acquiring real estate properties.  The Company is a development stage company with no revenues and no profits. The Company has not commenced significant operations and, in accordance with Accounting Standards Codification (“ASC”) Topic 915 “Development Stage Entities”, is considered a development stage company.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for non-interest bearing transaction accounts through December 31, 2012. For the nine months ended September 30, 2012, the Company has reached bank balances exceeding the FDIC insurance limit of approximately $960,000. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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
SEPTEMBER 30, 2012

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

Comprehensive Income

Accounting Standards Update (“ASU”) No. 2011-05 amends Financial Accounting Standards Board (“FASB”) Codification Topic 220 on comprehensive income (1) to eliminate the current option to present the components of other comprehensive income in the statement of changes in equity, and (2) to require presentation of net income and other comprehensive income (and their respective components) either in a single continuous statement or in two separate but consecutive statements. These amendments do not alter any current recognition or measurement requirements in respect of items of other comprehensive income. The amendments in this Update are to be applied prospectively.

Fair Value of Financial Instruments

The Company adopted FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

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

AMERICAN STRATEGIC MINERALS CORPORATION AND SUBSIDIARIES
(FORMERLY VERVE VENTURES, INC.)
(DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investment measured at fair value on a recurring basis:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Marketable securities – available for sale, net of discount for effect of restriction	$-	$-	$12,500

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

Prepaid Expenses

Prepaid expenses of $55,700 and $20,000 at September 30, 2012 and December 31, 2011, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses include prepayments in cash of public relation services and consulting which are being amortized over the terms of their respective agreements.

Deposits

Deposits at September 30, 2012 and December 31, 2011 were $235,660 and $0, respectively, which consist of deposits paid to third parties pursuant to non-binding agreements amounting to $150,000 and earnest money deposits in connection with real estate properties under contract of $85,660.

AMERICAN STRATEGIC MINERALS CORPORATION AND SUBSIDIARIES
(FORMERLY VERVE VENTURES, INC.)
(DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Real estate held for sale

Real estate held for sale consists of a residential property located in Southern California. Real estate held for sale is initially recorded at the lower of cost or estimated fair market value less the estimated cost to sell. After acquisition, costs incurred relating to the development and improvements of property are capitalized to the extent they do not cause the recorded value to exceed the net realizable value, whereas costs relating to holding and disposition of the property are expensed as incurred. After acquisition, real estate held for sale is analyzed periodically for changes in fair values and any subsequent write down is charged to impairment losses on real estate properties. Whenever events or changes in circumstances suggest that the carrying amount may not be recoverable, management assesses the recoverability of its real estate by comparing the carrying amount with its fair value.  The process involved in the determination of fair value requires estimates as to future events and market conditions.  This estimation process may assume that the Company has the ability to dispose of its real estate properties in the ordinary course of business based on management’s present plans and intentions.  If management determines that the carrying value of a specific real estate investment is impaired, a write-down is recorded as a charge to current period operations.  The evaluation process is based on estimates and assumptions and the ultimate outcome may be different.  The Company did not consider it necessary to record any impairment charges of real estate held for sale at September 30, 2012.  As of September 30, 2012, real estate held for sale which includes capitalized improvements amounted to $1,521,247.

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

Basic and Diluted Net Loss per Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. The Company has warrants outstanding to purchase 1,500,000 shares of Common Stock at September 30, 2012 and was excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s net loss.

AMERICAN STRATEGIC MINERALS CORPORATION AND SUBSIDIARIES
(FORMERLY VERVE VENTURES, INC.)
(DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table sets forth the computation of basic and diluted loss per share:

	For the Nine Months ended September 30, 2012	For the Nine Months ended September 30, 2011
Numerator:
Loss from continuing operations	$(5,022,923)		$(3,990)
Loss from discontinued operations	$(1,426,846)		$-

Denominator:
Denominator for basic and diluted loss per share
(weighted-average shares)	35,328,936		10,000,000

Loss per common share, basic and diluted:
Loss from continuing operations	$(0.14)	$	(0.00)
Loss from discontinued operations	$(0.04)		$(0.00)

Impairment of Long-lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the ASC 360 “Property, Plant and Equipment”.  The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of long-lived assets, including mineral rights, may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows expected to be generated by the asset. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The Company recorded an impairment charge in connection with its mineral rights of $1,256,000 for the nine months ended September 30, 2012 and has been included in loss from discontinued operations.

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
SEPTEMBER 30, 2012

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

NOTE 3 - DISCONTINUED OPERATIONS

During June 2012, the Company decided to discontinue its exploration and potential development of uranium and vanadium minerals business and prior periods have been restated in the Company’s consolidated financial statements and related footnotes to conform to this presentation. The Company will focus its activities on its new business segment, which is in the business of acquisition, renovating, and selling real estate properties.

The remaining assets and liabilities of discontinued operations are presented in the balance sheet under the caption “Assets and Liabilities of discontinued operation" and relates to the discontinued operations of the uranium and vanadium minerals business.

The carrying amounts of the major classes of these assets and liabilities are summarized as follows:

	September 30, 2012	December 31, 2011
Assets:
Prepaid expenses – current portion	$-	$20,000
Deposits	-	3,500
Assets of discontinued operations	$-	$23,500

Liabilities:
Accounts payables and accrued expenses	$30,664	$-
Liabilities of discontinued operations	$30,664	$-

AMERICAN STRATEGIC MINERALS CORPORATION AND SUBSIDIARIES
(FORMERLY VERVE VENTURES, INC.)
(DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE 3 - DISCONTINUED OPERATIONS (continued)

The following table indicates selected financial data of the Company’s discontinued operations of its uranium and vanadium minerals business.

	For the Nine Months September 30, 2012	Period from inception (April 30, 2011) to September 30, 2011
Revenues	$-	$-
Cost of sales	-	-
Gross profit	-	-
Operating and other non-operating expenses	(1,426,846)	-

Loss from discontinued operations	$(1,426,846)	$-

NOTE 4 – NOTES PAYABLE – RELATED PARTY

In November 2011, the Company issued a promissory note for $53,500 to an affiliated company owned by the officers of Amicor. The note was payable in full without interest on or before January 15, 2012.

In December 2011, the Company issued a promissory note for $99,474 to an affiliated company owned by the officers of Amicor. The note was payable in full without interest on or before January 15, 2012 and was subject to a late charge of 5% per annum if not paid within 15 days after January 15, 2012. Such note was issued in connection with the execution of a lease assignment agreement between the Company and the affiliated company for certain mineral rights located in San Juan County, Utah.

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

On December 7, 2011, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada in order to increase the Company’s authorized capital to 200,000,000 shares of common stock from 75,000,000 shares, change the par value to $0.0001 per share from $.001 per share, and authorized new 50,000,000 shares of preferred stock, par value $0.0001 per share.

AMERICAN STRATEGIC MINERALS CORPORATION AND SUBSIDIARIES
(FORMERLY VERVE VENTURES, INC.)
(DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE 5 - STOCKHOLDERS' EQUITY (DEFICIT) (continued)

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

Immediately following the closing of the Share Exchange and a private placement of the Company’s securities (described below), under an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Conveyance Agreement”), the Company transferred all of the pre-Share Exchange assets and liabilities to a newly formed wholly-owned subsidiary of the Company, Verve Holdings, Inc. (“SplitCo”).  Pursuant to a stock purchase agreement, the Company transferred all of the outstanding capital stock of SplitCo to certain former shareholders of the Company in exchange for the cancellation of an aggregate of 4,769,144 (post-split) shares of the Company’s common stock that they owned (the “Split-Off”), with 7,500,000 (post split) shares of the Company’s common stock held by persons who acquired such shares prior to the Share Exchange remaining outstanding.  Accordingly, following the Split-Off, 7,500,000 shares will constitute as the Company’s “public float”.

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

As of September 30, 2012, $930,000 of the principal amount of note has been paid. Under the terms of the note, the Company was required to pay the balance of the note upon completion of a private placement totaling $1 million or more on or before July 26, 2012. The $1.0 million private placement was not completed by that date thus the Company was not required to pay the final $70,000 due under the note and a total of $930,000 has been paid under the note. On June 11, 2012, the Company and Pershing effected the exercise of the Option, through the assignment of Pershing’s wholly owned subsidiary, Acquisition Sub, (see Note 1). As a result of the assignment, Acquisition Sub became a wholly owned subsidiary of the Company and the Company acquired all of Pershing’s uranium assets. The Company recorded the 10 million shares at par value or $1,000. Pursuant to ASC 805-50-30-2 “Business Combinations”, the Company determined that if the consideration paid is not in the form of cash, the measurement may be based on either (i) the cost which is measured based on the fair value of the consideration given or (ii) the fair value of the assets (or net assets) acquired, whichever is more clearly evident and thus more reliably measurable. The Company determined that the fair value of the net assets acquired was a better indicator thus more reliably measurable than the fair value of the common stock issued.

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

AMERICAN STRATEGIC MINERALS CORPORATION AND SUBSIDIARIES
(FORMERLY VERVE VENTURES, INC.)
(DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE 5 - STOCKHOLDERS' EQUITY (DEFICIT) (continued)

Between March 2012 and August 2012, the Company issued an aggregate of 4,494,829 shares of common stock in connection with the exercise of the 6,200,000 stock warrants on a cashless basis. The Company valued these common shares at par value (see Note – Common Stock Warrants).

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

The Company entered into consulting agreements with Melechdavid Inc. and GRQ Consultants, Inc., pursuant to which such consultants will provide consulting services to the Company in consideration for which the Company sold to the consultants warrants to purchase an aggregate of 3,500,000 shares of the Company’s common stock with an exercise price of $0.50 per share (the “Consulting Warrants”).   The services provided by the consultants include introductions to banking relationships, consulting on strategic acquisitions and advice on capital restructuring.  The Consulting Warrants have a term of ten years and were exercisable on a cashless basis after twelve months if the shares of common stock underlying the Consulting Warrants are not registered with the Securities and Exchange Commission. In March 2012, the Company entered into a First Amendment to the Consulting Warrants (the "First Amendment") with such consultants to amend the cashless exercise terms of the warrants. The First Amendment provides for the exercise of the Consulting Warrants on a cashless basis immediately upon the execution of the First Amendment. In March 2012, the Company issued an aggregate of 2,722,222 shares of common stock in connection with the exercise of the 3,500,000 Consulting Warrants on a cashless basis. The Company’s current Chief Executive Officer is the President of Melechdavid Inc.

The Company issued warrants to purchase an aggregate of 2,700,000 shares of Common Stock at an exercise price of $0.50 per share to Joshua Bleak, David Rector, Stuart Smith and George Glasier, in consideration for their services as directors of the Company (the “Director Warrants”). The Director Warrants have a term of ten years and are exercisable on a cashless basis after twelve months if the shares of common stock underlying the Director Warrants are not registered with the Securities and Exchange Commission.  The Director Warrants issued to Mr. Smith, Mr. Rector and Mr. Bleak vest in three equal annual installments with the first installment vesting one year from the date of issuance.  The Director Warrant issued to Mr. Glasier is immediately exercisable. In March 2012, the Company issued an aggregate of 1,166,667 shares of common stock to Mr. Glasier in connection with the exercise of the 1,500,000 stock warrants on a cashless basis. Such 1,166,667 shares were cancelled on June 11, 2012 in connection with the Rescission Agreement (see Note 1).

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

The 6,500,000 warrants were valued on the grant date at approximately $0.50 per warrant or a total of $3,242,850 using the Black-Scholes option pricing model used for this valuation had the following assumptions: stock price of $0.50 per share (based on the per share price of the Company’s common stock in the most recent private placements), volatility of 191% (estimated using volatilities of similar companies), expected term of approximately ten years, and a risk free interest rate of 1.96%. For the nine months ended September 30, 2012, the Company recorded stock-based compensation and stock-based consulting expense of $881,390 and $1,779,410, respectively. At September 30, 2012, there was a total of $528,050 of unrecognized compensation expense related to these non-vested warrant-based compensation arrangements discussed above.

AMERICAN STRATEGIC MINERALS CORPORATION AND SUBSIDIARIES
(FORMERLY VERVE VENTURES, INC.)
(DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE 5 - STOCKHOLDERS' EQUITY (DEFICIT) (continued)

Between July 2012 and August 2012, the Company issued an aggregate of 605,940 shares of common stock to two warrant holders in connection with the exercise of 1,200,000 stock warrants on a cashless basis.

A summary of the status of the Company's outstanding stock warrants and changes during the period then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2011	-	$-	-
Granted	12,500,000	0.50	10
Cancelled	(4,800,000)	0.50	9.80
Forfeited	-	-	-
Exercised	(6,200,000)	0.50	9.70
Balance at September 30, 2012	1,500,000	$0.50	9.30

Warrants exercisable at September 30, 2012	-	$-	-
Weighted average fair value of options granted during the nine months ended September 30, 2012		$0.50

Common Stock Option

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

For the nine months ended September 30, 2012, the Company recorded stock-based compensation of $1,454,400.

NOTE 6 – RELATED PARTY TRANSACTIONS

In November 2011, the Company issued a promissory note for $53,500 to an affiliated company owned by the officers of Amicor. The note was payable in full without interest on or before January 15, 2012. In December 2011, the Company issued a promissory note for $99,474 to an affiliated company owned by the officers of Amicor. The note was payable in full without interest on or before January 15, 2012. Such note was issued in connection with the execution of a lease assignment agreement between the Company and the affiliated company for certain mineral rights located in San Juan County, Utah. On January 30, 2012, the Company paid both promissory notes above for a total of $152,974. The affiliated company agreed not to charge the Company a late penalty fee upon satisfaction of the notes.

AMERICAN STRATEGIC MINERALS CORPORATION AND SUBSIDIARIES
(FORMERLY VERVE VENTURES, INC.)
(DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE 6 – RELATED PARTY TRANSACTIONS (continued)

On January 26, 2012, the Company entered into a 1 year consulting agreement with GRQ Consultants, Inc., pursuant to which such consultant will provide certain services to the Company in consideration for which the Company sold to the consultant warrants to purchase an aggregate of 1,750,000 shares of the Company’s common stock with an exercise price of $0.50. Barry Honig is the owner of GRQ Consultants, Inc. GRQ Consultants, Inc. 401(k), which is also owned by Mr. Honig, purchased an aggregate of $500,000 of shares of Common Stock in the Company’s Private Placement.  In addition, the Company entered into an Option Agreement with Pershing and Mr. Honig is a member of Pershing’s board of directors (see Note 5). Additionally, the Company entered into consulting agreement with Melechdavid Inc. in consideration for which the Company sold to Melechdavid Inc. warrants to purchase an aggregate of 1,750,000 shares of the Company’s common stock with an exercise price of $0.50 per share. The Company’s current Chief Executive Officer is the President of Melechdavid Inc. (see Note 5).

On January 26, 2012 the Company also issued a ten-year warrant to purchase an aggregate of 300,000 shares of Common Stock with an exercise price of $0.50 per share to Daniel Bleak, an outside consultant to the Company, which vests in three equal annual installments with the first installment vesting one year from the date of issuance. Daniel Bleak is the father of Joshua Bleak, a member of the Company’s board of directors. Additionally, in August 2012, the Company paid Daniel Bleak $50,000 for research and business advisory services rendered pursuant to a Professional Service Agreement executed on August 1, 2012.

On March 19, 2012, the Company entered into an agreement with California Gold Corp. (“California Gold”), pursuant to which the Company agreed to provide California Gold with a geological review on or prior to March 30, 2012, of the Company’s certain uranium properties in consideration for $125,000 (see Note 8). David Rector, the Company’s director, is a member of California Gold’s board of directors.

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

Between June 2012 and July 2012, the Company loaned $147,708 to an affiliated company in exchange for a secured promissory note. The note bears 6% interest per annum and shall become due and payable on or before June 29, 2013. This note is secured by a real estate property owned by the affiliated company. As of September 30, 2012, note receivable – related party and interest receivable amounted to $147,708 and $2,216, respectively. Such interest receivable is included in the caption, prepaid expenses and other current assets. Barry Honig, the President of the affiliated company, is a shareholder of the Company. Additionally, in August 2012, the Company issued 302,970 shares of common stock in connection with the exercise of 600,000 stock warrants on a cashless basis. The warrant holder was Barry Honig who purchased 600,000 warrants from a third party in June 2012.

In August 2012, the Company issued 302,970 shares of common stock in connection with the exercise of 600,000 stock warrants on a cashless basis. The warrant holder was Melechdavid Inc. who purchased 600,000 warrants from a third party in June 2012. The Company’s current Chief Executive Officer is the President of Melechdavid Inc.

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

AMERICAN STRATEGIC MINERALS CORPORATION AND SUBSIDIARIES
(FORMERLY VERVE VENTURES, INC.)
(DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE 7 – COMMITMENTS AND CONTINGENCIES (continued)

In December 2011, the Company, entered into a Lease Assignment and Acceptance Agreement with an affiliated company owned by the former officers of Amicor whereby the affiliated company agreed to assign its mineral rights and interests to the Company under a Surface and Mineral Lease Agreement dated in October 2011 with J.H. Ranch, Inc. located in San Juan County, Utah. The Company agreed to perform all of the affiliated company’s obligation under the Surface and Mineral Lease Agreement, including the payment of all lease payments, annual rents, advanced royalties, production royalties and other compensation as defined in the 20 year term Agreement.

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

On January 30, 2012, the Company entered into a Mining Claim and Lease Sale/Purchase Agreement with Robert A. Larson whereby Mr. Larson sold and quitclaimed certain claims to the Company under a quitclaim deed and assigned the lease to the Company pursuant to a lease assignment in consideration for an aggregate purchase price One Hundred and Fifty Thousand Dollars ($150,000).  Pursuant to the terms of the agreement and the Quitclaim Deed, the Company shall pay to Mr. Larson a Production Royalty, on a quarterly basis, equal to 5% of the fair market value (calculated pursuant to the terms of the Quitclaim Deed) of all crude ores containing uranium, vanadium and associated and related minerals mined and shipped or sold from the Claims or fed to “Initial Process” defined in the Quitclaim Deed as “any processing or milling procedure to up-grade, concentrate or refine crude ores, including custom milling or other processing arrangement whereby title to the crude ore and all products derived therefrom is retained by the Company. Such property is located in San Miguel County, Colorado consisting of 320 acres more or less. The term of the assigned lease shall be for a period of 10 years and the Company shall have the right to renew and extend for an additional 10 year period. Under the lease, the Company shall pay annual rent payments of $10 for each acre of land contained within the property. Once development, mining and/or production has commenced and defined areas for mining has been designated, the annual rent payment for that portion shall be $25 for each acre designated with the remaining acreage shall continue to be paid at $10 for each acre. The Company shall also pay surface damage as defined in the Lease.

AMERICAN STRATEGIC MINERALS CORPORATION AND SUBSIDIARIES
(FORMERLY VERVE VENTURES, INC.)
(DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE 7 – COMMITMENTS AND CONTINGENCIES (continued)

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

On November 23, 2007, through Acquisition Sub’s majority owned subsidiary, Secure Energy, LLC, the Company signed a 10 year mining lease, with the right to extend an additional 10 years, to develop and operate 554.24 acres of uranium mining properties in the Slope County, North Dakota. The Company prepaid the annual payment of $10 per net acre for ten years amounting to $53,775 at the date of signing. The Company will pay a production royalty of $0.75 per pound of all uranium sales or 5% of net proceeds from the sale of uranium bearing ores.

Royalty agreements

On June 11, 2012, through the assignment of Acquisition Sub, the Company purchased a 100% interest in 86 unpatented lode mining claims located in Mohave County, Arizona. The Company will pay a 3% net smelter returns royalty on all uranium sales. The Company shall have the right to reduce the royalty from 3% to 0% by paying the aggregate sum of $1,500,000 ($500,000 for each 1%).

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

AMERICAN STRATEGIC MINERALS CORPORATION AND SUBSIDIARIES
(FORMERLY VERVE VENTURES, INC.)
(DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE 8 – MARKETABLE SECURITIES

Marketable securities at September 30, 2012 consisted of the following:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Publicly traded equity securities – available for sale	$125,000	—	(112,500)	$12,500

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

At the time of issuance, the Company valued the shares of California Gold and recorded the cost of investment at the fair market value (based on the closing price pursuant to the agreement) of the shares at $0.10 per share or $125,000 and was recorded as other income during the nine months ended September 30, 2012 as reflected in the accompanying condensed consolidated statement of operations.

The Company has recorded unrealized loss of $112,500 as an element of comprehensive income during the nine months ended September 30, 2012.

NOTE 9 – SUBSEQUENT EVENTS

On October 1, 2012, the shareholders holding a majority of the Company’s voting capital voted and authorized the Company to (i) change the name of the Company to “Marathon Patent Group, Inc.” and (ii) to effectuate a reverse stock split of the Company’s common stock by a ratio of 3-for-2 within one year from the date of approval of the stockholders of the Company.  The Board of Directors of the Company approved the Name Change and the Reverse Split on October 1, 2012. The Company’s Board of Directors determined the name “Marathon Patent Group, Inc.” better reflects the long-term strategy in exploring other opportunities and the identity of the Company going forward.  The Company has not yet filed an amendment to its Articles of Incorporation with the Secretary of State of Nevada in order to change the Company’s name or effectuate the Reverse Split.

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

Recent Events

During June 2012, we decided to discontinue our exploration and potential development of uranium and vanadium minerals business. We will focus our activities exclusively on our new business segment, which is in the business of acquiring, renovating, and selling real estate properties (primarily residential in nature) located within the areas of Southern California. We intend to sell such real estate within 10 to 12 months from the date of purchase.  We may, from time to time, re-evaluate our business and continue to explore new strategic opportunities that may be divergent from our current business focus.

Our objectives include the following:

•     To purchase distressed single family homes, principally within Southern California, and renovate, and market its properties for resale; and

•     To purchase distressed multi-unit residential real estate, and to renovate and operate as income producing property, generating cash flow and long-term capital appreciation.

On October 1, 2012, our shareholders holding a majority of the voting capital voted and authorized us to (i) change our name to “Marathon Patent Group, Inc.” and (ii) to effectuate a Reverse Split of our common stock by a ratio of 3-for-2 within one year from the date of approval of our stockholders.  Our Board of Directors approved the Name Change and the Reverse Split on October 1, 2012. Our Board of Directors determined the name “Marathon Patent Group, Inc.” better reflects the long-term strategy in exploring other opportunities and the identity of the Company going forward. We have not yet filed an amendment to our Articles of Incorporation with the Secretary of State of Nevada to either change our name or effectuate the Reverse Split.

On June 11, 2012, we entered into the Rescission Agreement with Amicor and the Amicor Shareholders.   Each of the Amicor Shareholders received shares of our common stock   (and certain Amicor Shareholders also received warrants to purchase shares of our common stock) (collectively, the Shareholder Securities”) pursuant to the Exchange Agreement dated as January 26, 2012.  Pursuant to the terms of the Rescission Agreement, each of the Amicor Shareholders, with the exception of one, agreed to return the Shareholder Securities to us for cancellation and to enter into joint mutual releases with us.  Furthermore, pursuant to the terms of the Rescission Agreement, George Glasier resigned from his position as our President, Chief Executive Officer and Chairman; Kathleen Glasier resigned from her position as our Secretary, Michael Moore resigned from his position as our Chief Operating Officer and Vice President and each of David Andrews and Kyle Kimmerle resigned from their position as our directors.  As a result of the foregoing, we cancelled 9,806,667 shares of our common stock and 4,800,000 warrants and terminated the mining leases entered into with certain of the Shareholders. Additionally, we paid an aggregate of $132,000 to Amicor Shareholders upon the execution of the Rescission Agreement.

Under the terms of the Rescission Agreement, the employment agreement with Mr. Glasier was terminated and Mr. Glasier acknowledged that all options, warrants and rights to acquire any shares of our common stock, whether vested or unvested, were terminated as of the date of the Rescission Agreement.

On June 11, 2012, the Company and Pershing effected the exercise of the Option entered into in January 2012, through the assignment of Pershing’s wholly owned subsidiary, Acquisition Sub. As a result of the assignment, Acquisition Sub became a wholly owned subsidiary ours and we acquired all of Pershing’s uranium assets.

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

Real Estate Held for Sale

Real estate held for sale consists of a residential property located in Southern California. Real estate held for sale is initially recorded at the lower of cost or estimated fair market value less the estimated cost to sell. After acquisition, costs incurred relating to the development and improvements of property are capitalized to the extent they do not cause the recorded value to exceed the net realizable value, whereas costs relating to holding and disposition of the property are expensed as incurred. After acquisition, real estate held for sale is analyzed periodically for changes in fair values and any subsequent write down is charged to impairment losses on real estate properties. Whenever events or changes in circumstances suggest that the carrying amount may not be recoverable, management assesses the recoverability of its real estate by comparing the carrying amount with its fair value.  The process involved in the determination of fair value requires estimates as to future events and market conditions.  This estimation process may assume that we have the ability to dispose of our real estate properties in the ordinary course of business based on management’s present plans and intentions.  If management determines that the carrying value of a specific real estate investment is impaired, a write-down is recorded as a charge to current period operations.  The evaluation process is based on estimates and assumptions and the ultimate outcome may be different.

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

Three and nine months ended September 30, 2012

We incurred operating expenses of $1,809,126 and $5,150,853 for the three and nine months ended September 30, 2012, respectively. These expenses primarily consisted of general expenses, compensation, professional fees and consulting incurred in connection with the day to day operation of our business. The operating expenses consisted of the following:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Travel and related expenses	$12,613	$93,404
Professional fees	79,608	449,811
Compensation and related taxes	1,556,790	2,479,182
Consulting fees	92,473	1,949,067
Other general and administrative	67,642	179,389
Total	$1,809,126	$5,150,853

·
Travel and related expenses: Travel expenses were $12,613 and $93,404 during the three and nine months ended September 30, 2012 respectively. These expenses are in connection with conference campaign and business development related travel.

·
Compensation expense and related taxes: Compensation expense includes salaries and stock-based compensation to our employees. For the three and nine months ended September 30, 2012, compensation expense and related payroll taxes were $1,556,790 and $2,479,182, respectively, which is primarily attributable to stock based compensation of approximately $1.5 million  and $2.3 million for the three and nine months period, respectively, in connection with warrant and option grants to our directors and officers during the period.

·
Consulting fees: For the three and nine months ended September 30, 2012, we incurred consulting fees of $92,473, and $1,949,067, respectively, which is primarily attributable to stock based consulting expense of approximately $1.8 million during the nine month period in connection with warrant grants to consultants for consulting on strategic acquisitions and advice on capital restructuring during the period.

·
Professional fees:  For the three and nine months ended September 30, 2012, professional fees were $79,608 and $449,811, respectively, which includes fees incurred for audits and legal fees related to public company filing requirements.

·
Other general and administrative expenses: For the three and nine months ended September 30, 2012 other general and administrative expenses were $67,642 and $179,389, respectively, which includes postage, general insurance, automobile, office supplies, utilities, rent expense and office expenses.

Operating Loss from Continuing Operations

We reported an operating loss from continuing operations of $1,809,126 and $5,150,853 for the three and nine months ended September 30, 2012, respectively.  We reported an operating loss from continuing operations of $2,453 and $3,990 for the three months ended September 30, 2011 and for the period from inception (April 30, 2011) to September 30, 2011, respectively.  The increase in operating loss was due to the increase in operating expenses described above.

Other Income

Total other income was $2,757 and $127,930 for the three and nine months ended September 30, 2012, respectively. On March 19, 2012, we entered into an agreement with California Gold, pursuant to which we agreed to provide California Gold with a geological review on or prior to March 30, 2012, of our certain uranium properties in consideration for $125,000.

Discontinued Operations

During late June 2012, we decided to discontinue our exploration and potential development of uranium and vanadium minerals business and prior periods have been restated in our consolidated financial statements and related footnotes to conform to this presentation. We will focus our activities on our new business segment, which is in the business of acquisition, renovating, and selling real estate properties.

The following table indicates selected financial data of the Company’s discontinued operations of its uranium and vanadium minerals business.

	For the Nine Months September 30, 2012	Period from inception (April 30, 2011) to September 30, 2011
Revenues	$-	$-
Cost of sales	-	-
Gross profit	-	-
Operating and other non-operating expenses	(1,426,846)	-

Loss from discontinued operations	$(1,426,846)	$-

Net loss

We reported a net loss of approximately $6.4 million or ($(0.18) per common shares - basic and diluted and approximately $1.9 million or $(0.06) per common share - basic and diluted, respectively, for the three and nine months ended September 30, 2012 and a net loss of approximately $2,500 and $4,000 for the three months ended September 30, 2011 and for the period from inception (April 30, 2011) to September 30, 2011, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At September 30, 2012, we had a cash balance of approximately $1.5 million and working capital of approximately $1.7 million. We have been funding our operations through the sale of our common stock through private placements for operating capital purposes.

We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations.   We estimate that based on current plans and assumptions, that our available cash is sufficient to satisfy our cash requirements under our present operating expectations for up to 12 months. We presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations after 12 months. We have not generated revenues to support our daily operations from the inception of development stage. We may need to raise significant additional capital to fund our future operating expenses, pay our obligations, and grow our Company. We do not anticipate we will be profitable in 2012.  Therefore our future operations will be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. The trading price of our common stock could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended September 30, 2012, net cash flows used in operating activities was $1,163,389 and was primarily attributable to our net loss of $6,439,273, adjusted for the add-back of non-cash items such as stock based compensation of $4,190,200, impairment of mining rights and assets of discontinued operations of $1,286,248 and other income of $125,000, and total changes in assets and liabilities of $65,068 primarily attributable to an increase in prepaid expenses of $54,516, increase in deposits of $235,660, and increase in accounts payable and accrued expenses of $201,193.

Investing Activities

Net cash flows used in investing activities were $1,993,955 in connection with acquisition of mineral rights of $325,000, investment in note receivable of $147,708 and acquisition of real estate property including capitalized improvements of $1,521,247 during the nine months ended September 30, 2012.

Financing Activities

Net cash flows provided by financing activities were $4,553,991 for the nine months ended September 30, 2012. We received net proceeds from the sale of our securities of $5,768,965 offset by payment on notes payable of $1,082,974 and payments of $132,000 in connection with the rescission agreement.

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

The following table summarizes our contractual obligations as of September 30, 2012, and the effect these obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due By Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
Contractual Obligations:
Uranium lease agreements	319,500	45,700	163,900	93,900	16,000
Royalty agreement – minimum payments	287,500	42,500	157,500	87,500	-

Total Contractual Obligations	$607,000	$88,200	$321,400	$181,400	$16,000

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who is also our Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

With respect to the quarterly period ended September 30, 2012, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s management has concluded that certain disclosure controls and procedures were not effective as of September 30, 2012 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

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

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Between July 17, 2012 and August 27, 2012, the Company issued 605,940 shares of common stock as a result of the cashless exercise of warrants.  The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering.  The issuance of the securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

On October 1, 2012, our shareholders holding a majority of the voting capital voted and authorized us to (i) change our name to “Marathon Patent Group, Inc.” and (ii) to effectuate the Reverse Split of our common stock by a ratio of 3-for-2 within one year from the date of approval of our stockholders.  Our Board of Directors approved the Name Change and the Reverse Split on October 1, 2012.

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

* Filed herein

** In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Amendment to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN STRATEGIC MINERALS CORPORATION

Date: November 13, 2012	By:	/s/ Mark Groussman
Mark Groussman
Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)