Form 10-K
period 2012-12-31
Marathon Patent Group, Inc.
filed 2013-03-28
CIK 1507605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ___________________________

Commission file number 000-54652

MARATHON PATENT GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	01-0949984
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

2331 Mill Road, Suite 100, Alexandria, VA	22314
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (703) 232-1701

Securities registered under Section 12(g) of the Exchange Act:
Common Stock $0.0001 par value per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes [   ] No [X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. [   ]

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this From 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [   ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 30, 2012, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing sales price of Common Stock on the Over the Counter Bulletin Board on June 30, 2012, was approximately $27.6 million. As of March 26, 2013, the registrant had 45,546,310 shares of Common Stock outstanding.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K and other written and oral statements made from time to time by us may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties. Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address our growth strategy, financial results and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward looking statements. These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward looking statement can be guaranteed and actual future results may vary materially.

Information regarding market and industry statistics contained in this Annual Report on Form 10-K is included based on information available to us that we believe is accurate. It is generally based on industry and other publications that are not produced for purposes of securities offerings or economic analysis. We have not reviewed or included data from all sources. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. We do not assume any obligation to update any forward-looking statement. As a result, investors should not place undue reliance on these forward-looking statements.

As used in this annual report, the terms “we”, “us”, “our”, the “Company”, “Marathon Patent Group, Inc.” and “MARA” mean Marathon Patent Group, Inc. and its subsidiaries, unless otherwise indicated.

ITEM 1. BUSINESS

Marathon Patent Group is an intellectual property (“IP”) company that serves patent owners ranging from individual inventors to Fortune 500 corporations.  We provide our clients with IP-related services that help patent holders realize the monetary and strategic value of their inventions. We serve our clients through two complementary business units. Our IP Services business devises strategies and provides services that allow our clients to maximize the value of their IP assets. Our IP Licensing and Enforcement business, in partnership with our clients, acquires or exclusively licenses high-value IP assets and monetizes these patent portfolios through actively-managed IP licensing campaigns. We believe that our two complementary business lines enables us to provide our clients with comprehensive and customized IP solutions that may include any combination of services ranging from evaluation and analysis of a client’s patent holdings through strategic prosecution of open applications, commercialization of inventions through reduction to practice, and/or enforcement of patent portfolios through licensing campaigns.

Currently, we own a patent portfolio consisting of three patents and one open application. The patents recite systems and methods for centralized communication by storing information and pushing notifications to group participants, providing links to portions of the stored information while restricting access to other portions of the stored information, and pushing notifications to a user’s peripheral devices.

We were incorporated in the State of Nevada on February 23, 2010 under the name “Verve Ventures, Inc.” On December 7, 2011, we changed our name to “American Strategic Minerals Corporation” (“Amicor”) and primarily engaged in exploration and potential development of uranium and vanadium minerals business. During June 2012, we decided to discontinue our uranium and vanadium minerals business and was engaged in the business of acquiring, renovating, and selling real estate properties located within the areas of Southern California. On November 14, 2012, we completed a Share Exchange (as defined below) and acquired all the intellectual property rights of Sampo (as defined below). On November 14, 2012, the Company decided to discontinue its real estate business. Our principal office is located at 2331 Mill Road, Suite 100, Alexandria, VA 22314. Our telephone number is (703) 232-1701.

Recent Developments

On March 6, 2013, we established a new IP Research and Services Center at the University of Arizona Science & Technology Park in Tucson, Arizona. The center is expected to generate revenues from IP consulting services, facilitate licensing clients, and provide IP licensing support to operating businesses with significant IP assets.  The IP Research and Services Center will be headed by Nathaniel Bradley, an accomplished inventor and IP strategist. Joining Mr. Bradley is a team of engineers, inventors, and research specialists.  In addition to Mr. Bradley, who will serve as Marathon’s Chief Technology Officer & President of IP Services, joining MPG are James Crawford, Chief Operating Officer of Marathon, and Douglas Bender, who assumes the role of MPG’s Vice President of Engineering.

On November 14, 2012, we entered into a Share Exchange Agreement (the "Exchange Agreement") with Sampo IP LLC, a Virginia limited liability company ("Sampo"), a company that holds certain intellectual property rights, and the members of Sampo (the "Sampo Members"). Upon closing of the transaction contemplated under the Exchange Agreement (the "Share Exchange"), on November 14, 2012, the Sampo Members (6 members) transferred all of the issued and outstanding membership interests of Sampo to us in exchange for an aggregate of 9,250,000 shares of our common stock. Additionally, we made a cash payment to Sampo of $500,000 pursuant to the terms of the Exchange Agreement. The 9,250,000 shares of common stock were valued at par value or $925. In accordance with Accounting Standards Codification ("ASC") 805-50-30 "Business Combinations," we determined that if the consideration paid is not in the form of cash, the measurement may be based on either (i) the cost which is measured based on the fair value of the consideration given or (ii) the fair value of the assets (or net assets) acquired, whichever is more clearly evident and thus more reliably measurable. We determined that the fair value of the net assets acquired was a better indicator thus more reliably measurable than the fair value of the common stock issued. Therefore we have determined, in accordance with ASC 805-50-30, that the value of the net assets acquired is equivalent to $500,925 which represents the cash consideration paid of $500,000 and the par value of 9,250,000 shares of the Company amounting to $925. No independent valuation was done on the net assets or patents acquired. We deemed that the fair value of the net asset of Sampo IP amounting to $500,925 is more clearly evident and more reliable measurement basis.

Pursuant to the terms and conditions of the Share Exchange:

•
At the closing of the Share Exchange, each membership interest of Sampo issued and outstanding immediately prior to the closing of the Share Exchange was exchanged for the right to receive shares of our common stock. Accordingly, an aggregate of 9,250,000 shares of our common stock were issued to the Sampo Members.

•
Upon the closing of the Share Exchange, Mark Groussman resigned as the Company’s Chief Executive Officer and John Stetson resigned as the Company’s President and Chief Operating Officer and simultaneously with the effectiveness of the Share Exchange, Doug Croxall was appointed as the Company’s Chief Executive Officer and Chairman and John Stetson was appointed as the Company’s Chief Financial Officer and Secretary.

Industry Overview And Market Opportunity

Under U.S. law an inventor or patent owner has the right to exclude others from making, selling or using their patented invention. Unfortunately, in the majority of cases, infringers are generally unwilling, at least initially, to negotiate or pay reasonable royalties for their unauthorized use of third-party patents and will typically fight any allegations of patent infringement. Inventors and/or patent holders, without sufficient legal, financial and/or expert technical resources to bring and continue the pursuit of legal action, may lack credibility in dealing with potential licensees and as a result, are often ignored. As a result of the common reluctance of patent infringers to negotiate and ultimately take a patent license for the use of third-party patented technologies, patent licensing and enforcement often begins with the filing of patent enforcement litigation. However, the majority of patent infringement contentions settle out of court based on the strength of the patent claims, validity, and persuasive evidence and clarity that the patent is being infringed.

We believe that this combination of factors creates a compelling market opportunity for our portfolio of IP services and monetization capabilities. Due to the relative infancy of the IP monetization industry, we believe that the absolute size of our market opportunity is very significant but difficult to quantify.

Business Model And Competitive Strengths

Our IP Services business provides strategic advisory, data and consulting services to clients.  We leverage our patent pending software, best-in-class 3rd party data sources, highly experienced personnel, extensive network of subject matter experts and rigorous financial analysis to deliver comprehensive IP solutions capable of covering a wide variety of IP ownership scenarios within our target vertical markets.  We tailor our services to the specific needs of each client.  In addition, our IP Services engagements represent attractive IP sourcing opportunities for our IP Licensing and Enforcement business.

Our IP Licensing and Enforcement business deploys capital to acquire patent portfolios from clients and/or partners and then manages the monetization campaigns related to the acquired IP.  In addition to the economics of our business units outlined above, we believe that the following competitive strengths and key elements of our operating strategy will enable us to grow our revenue and earnings:

•
Our experienced management team. Our leadership team is comprised of senior executives with significant experience in inventing, patenting and monetizing IP across multiple industries. Collectively, our management team is cited as named inventors on ten (10) U.S patents as well as eighty (80) patent pending applications and has served in key management and ownership roles in the execution of patent licensing campaigns.

•
Our complimentary business lines. We believe that the combination of our two business lines creates significant synergies and operating leverage for our business as a whole. For example, our IP Services business provides sophisticated IP evaluation and analytical capabilities to our IP Licensing and Enforcement business for evaluating IP acquisitions or executing IP licensing campaigns yet the fixed costs of those capabilities are covered by IP Services consulting engagements.  In addition, IP Services engagements represent attractive IP sourcing opportunities for our IP Licensing and Enforcement business.

•
Our diversification strategy. We believe that our business model is designed to avoid reliance on large binary events or single-revenue producing licensing agreements, settlements or jury awards that are often characteristic of other market participants’ patent enforcement strategies. We believe that our revenue generating IP Services business and our strategy to manage and license multiple patent portfolios of varying size and characteristics will serve to provide greater visibility and predictability of our operating results which will allow us to more efficiently manage and deploy our internal resources.

•
Our ability to source attractive patent portfolios. We believe that our ability to identify and acquire potential revenue generating patent portfolios is a key competitive advantage.  In addition to the IP sourcing efforts of our IP Licensing and Enforcement business, we have the ability to source additional IP through two other channels as well.

o
IP Services Business. Our IP Service offering allows us to meet with many clients that would otherwise be unavailable as clients.  Many of those clients have strong feelings about “patent enforcement” and through the evolving relationship and work experience with our IP Services team, we believe that position may change over time allowing for a seamless handoff to our Licensing and Enforcement business to engage in a licensing strategy.

o
Relationship with IP Navigation Group, LLC (“IP Nav”). Founded in 2003 by Erich Spangenberg, IP Nav is an industry-leading patent monetization company that has completed more than 600 licensing transactions and generated more than $600 million in patent licenses, settlements and awards to date. On February 20, 2013 we announced a strategic relationship with IP Nav under which IP Nav will source selected patent portfolios and execute licensing campaigns on our behalf.

•
Our sophisticated, highly-selective IP evaluation and acquisition process. Subtleties in the language of a patent, recorded interactions with the patent office, and the evaluation of prior art and literature can make a significant difference in the potential licensing revenue derived from a patent or patent portfolio. Marathon, in conjunction with its network of outsourced vendors and partners including patent attorneys, litigators, and IP Nav, has extensive expertise and experience evaluating patent portfolios. As part of the patent evaluation process, significant consideration is also given to the identification of potential licensees; industries within which the potential licensees exist, longevity of the patented technology, and a variety of other factors that directly impact the magnitude and potential success of a licensing campaign.

Our Products And Services

Our IP Services Business

Our IP Services business is focused on helping our clients navigate the global patent system such that it works equally well for large corporations as it does for small inventors, entrepreneurs and innovative business operations of all sizes and industries. Our clients’ IP often present a complex set of critical management decisions that can make or break a portfolio’s value. Our services are designed to help our clients maximize the value of their IP portfolios through proprietary analytics, IP valuation, partnering opportunities, infringement tracking, patent analysis, IP management tactics and strategies, enforcement and reporting. We focus on developing an understanding of our client’s assets and quickly identifying revenue and value creation opportunities for them.

We believe our global competitiveness in IP services is driven by an integrated portfolio of analysis and IP management technologies that, given appropriate client information, provides clarity and direction for any patent owner. Our IP Services are flexible to suit the business strategy of our customers, yet regimented and scalable in their design and productized within each service area for systematic and automated algorithmic-based service delivery. In summary, we combine industry expertise with innovative technologies to deliver critical IP information to leading decision makers and inventors in the technology, scientific, healthcare, military and media markets.

Our primary IP Services offerings include:

•
Reinforcement. We provide a deep, analytics-driven review of a client’s IP assets. We employ several sources of data and sophisticated analytics to review a patent’s strengths, categories, marketplace strength (current and future), possible invalidity, prior art, similar portfolios, and other companies who own IP in the same space.

•
Infringement Tracking. We quantify possible damages accruing in the marketplace from current and past infringement of a client’s IP assets using proprietary algorithms, multiple data sources and sophisticated analytics.

•
Moth Ball IP. We provide an extensive, data-driven analysis of a client’s patent portfolio designed to segment assets that we deem to be unused, forgotten, or written off.  Using several sources of data and analytics we find any hidden potential in these assets and work through potential monetization opportunities. In addition, forgotten IP assets can be run through our “IP Matching” service to find collaboration opportunities leading to monetization from already owned, untapped assets.

•
Crowd Sourcing. We mine the internal resources of a client for patentable ideas to ensure the client’s innovations are being protected. We also identify opportunities to apply additional protections to existing patents and patents pending through the Continuation and Continuation-in-Part patent application processes.

•
Unprotected IP Opportunities. We strive to ensure the client’s innovations are protected, and each function of the client’s product has been reviewed for possible patentability. In person analysis with technology personnel are conducted in which a technical and patentability analysis is done on the current product line which allows companies to examine issues such as what challenges the client currently faces in the marketplace, anticipating what the client’s future needs will be, how is the client’s competition innovating, and more.

•
IP Expansion. We conduct strategic inventing sessions with our clients. We employ a proprietary, industry-specific, multi-step process that we believe is highly regimented and designed to create new patents and claims around the client’s products, new patentable concepts or designs, existing patent applications, future needs, and industry.

•
Competitor Blocking. We work with our clients to wall in competitors by patenting the client’s own product, or expand existing IP in ways that blocks a competitor’s innovation opportunities while strengthening the client’s own product and portfolio and bolstering the client’s defense against infringement.

•
IP Matching. We leverage our extensive network within the IP industry to identify untapped synergies for IP holders in disparate industries, and intend to open up new opportunities for revenue streams through IP licensing, IP collaboration, or joint ventures. We analyze and map patent relations in order to find undiscovered partnership opportunities industry wide and across unknown or untapped verticals.

•
IP Adjacencies. We work witrh our clients to identify alternative means to settle traditional infringement disputes between direct or indirect competitors. Similar to our IP Matching service, our IP Adjacencies service seeks to provide two key benefits to IP holders. First, we attempt to create an alternative to patent attorneys and costly litigation. Mediation through analysis is a data driven process that consists of a deatiled review of the IP holdings of the companies in dispute in an attempt to find undiscovered partnership, or joint venture opportunities that will not only allow the client to avoid the lengthy and costly litigation process, but will present new revenue opportunities that we believe will exceed any potential settlement through litigation. Secondly, we can examine the client’s entire industry and find the direct or indirect competitors that present interesting and potentially lucrative IP collaborative opportunities.

•
Litigation Support. We assist the client’s litigation team by providing damages analysis, infringement analysis, and identifying counter suit opportunities. Patent litigation is a lengthy and costly process that involves volumes of documentation and data. Our processes can help sift through this and discover valuable data points to assist in internal decision-making.

Our IP Licensing and Enforcement Business

Our Licensing and Enforcement business partners with and/or acquires IP from patent holders in order to maximize the value of their patent holdings by conducting and managing a licensing campaign. Our partners tend to have limited internal resources and/or expertise to effectively address the unauthorized use of their patented technologies or they simply make the strategic business decision to outsource their intellectual property licensing. Our partners can include individual inventors, large corporations, universities, research laboratories and hospitals. Typically, we, or an operating subsidiary acquires a patent portfolio in exchange for a combination of an upfront cash payment, a percentage of our operating subsidiary's net recoveries from the licensing and enforcement of the portfolio, or a combination of the two.

Competition

We expect to encounter significant competition from others seeking to acquire interests in intellectual property assets and monetize such assets. This includes an increase in the number of competitors seeking to acquire the same or similar patents and technologies that we may seek to acquire.  Most of our competitors have much longer operating histories, and significantly greater financial and human resources, than we do. Entities such as Document Security Systems, Inc. (NYSE MKT: DSS), Vringo, Inc. (NYSE MKT: VRNG), VirnetX Holding Corp (NYSE MKT: VHC), Acacia Research Corporation (NASDAQ: ACTG), Augme Technologies Inc. (OTCBB: AUGT), RPX Corporation (NASDAQ: RPXC), and others presently market themselves as being in the business of creating, acquiring, licensing or leveraging the value of intellectual property assets. We expect others to enter the market as the true value of intellectual property is increasingly recognized and validated. In addition, competitors may seek to acquire the same or similar patents and technologies that we may seek to acquire, making it more difficult for us to realize the value of its assets.

We also compete with venture capital firms, strategic corporate buyers and various industry leaders for technology acquisitions and licensing opportunities.  Many of these competitors may have more financial and human resources than we do.  As we become more successful, we may find more companies entering the market for similar technology opportunities, which may reduce our market share in one or more technology industries that we currently rely upon to generate future revenue.

Other companies may develop competing technologies that offer better or less expensive alternatives to our patented technologies that we may acquire and/or out-license.  Many potential competitors may have significantly greater resources than we do.  Technological advances or entirely different approaches developed by one or more of our competitors could render certain of the technologies owned or controlled by our operating subsidiaries obsolete and/or uneconomical.

Intellectual Property and Patent Rights

Our intellectual property is primarily comprised of trade secrets, patented know-how, issued and pending patents, copyrights and technological innovation.

We have a portfolio comprised of three (3) patents in the United States and one open pending U.S. patent application.

We have included a list of our U.S. patents below.  Each patent below is publicly accessible on the Internet website of the U.S. Patent and Trademark Office at www.uspto.gov.

Type	Number	Title	Issue / Publication Date	File Date	Earliest Priority Date
US Patent	6,161,149	Centrifugal Communication and collaboration method	12/12/00	03/13/98	03/13/98
US Patent	6,772,229	Centrifugal Communication and collaboration method	08/03/04	11/13/00	03/13/98
US Patent	8,015,495	Centrifugal Communication and collaboration method	09/06/11	02/28/03	03/13/98
US Application	2012/0158869	Centrifugal Communication and collaboration method	06/21/12	07/22/11	03/13/98

The life of the patent rights shall be based on the expiration dates of the patent rights as follows:

US Patent 6,161,149 expires March 13, 2018;
US Patent 6,772,229 expires December 1, 2019; and
US Patent 8,015,495 expires November 16, 2023.

Patent Enforcement Litigation

We may often be required to engage in litigation to enforce our patents and patent rights. We are, or may become a party to ongoing patent enforcement related litigation, alleging infringement by third parties of certain of the patented technologies owned or controlled by us.

Research and Development

We have not expended funds for research and development costs since inception.

Employees

As of March 26, 2013, we had eight (8) full-time employee and no part-time employees.   We believe our employee relations to be good.

ITEM 1A. RISK FACTORS

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

Risks Related to Our Company

The Company has changed the focus of its business to acquiring, developing and monetizing patents through licensing and enforcement. The Company may not be able to successfully monetize the patents which it acquires and thus it may fail to realize all of the anticipated benefits of such acquisition.

There is no assurance that the Company will be able to successfully acquire, develop or monetize its patent portfolio. The acquisition of the patents could fail to produce anticipated benefits, or could have other adverse effects that the Company does not currently foresee. Failure to successfully monetize these patent assets may have a material adverse effect on the Company’s business, financial condition and results of operations.

In addition, the acquisition of the patent portfolio is subject to a number of risks, including, but not limited to the following:

• There is a significant time lag between acquiring a patent portfolio and recognizing revenue from those patent assets. During that time lag, material costs are likely to be incurred that would have a negative effect on the Company’s results of operations, cash flows and financial position;

• The integration of a patent portfolio will be a time consuming and expensive process that may disrupt the Company’s operations. If its integration efforts are not successful, the Company’s results of operations could be harmed. In addition, the Company may not achieve anticipated synergies or other benefits from such acquisition;

Therefore, there is no assurance that the monetization of the patent portfolios to be acquired will generate enough revenue to recoup the Company’s investment.

The Company’s limited operating history makes it difficult to evaluate its current business and future prospects.

The Company is a development stage company and has generated no revenue to date and has only incurred expenses related to its patents. The Company has, prior to the acquisition of Sampo, been involved in unrelated businesses. The Company’s efforts to license existing patents and develop new patents are still in development. Therefore, the Company not only has no operating history in executing its business model which includes, among other things, creating, prosecuting, licensing, litigating or otherwise monetizing its patent assets. The Company’s lack of operating history makes it difficult to evaluate its current business model and future prospects.

In light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development with no operating history, there is a significant risk that the Company will not be able to:

• implement or execute its current business plan, or demonstrate that its business plan is sound; and/or

• raise sufficient funds in the capital markets to effectuate its business plan.

If the Company cannot execute any one of the foregoing or similar matters relating to its operations, its business may fail.

The Company is presently reliant exclusively on the patent assets it acquired from Sampo. If the Company is unable to license or otherwise monetize such assets and generate revenue and profit through those assets or by other means, there is a significant risk that the Company’s business would fail.

At the Company’s commencement of its current line of business in 2012, it acquired a portfolio of patent assets from Sampo, a company affiliated with our Chief Executive Officer Douglas Croxall, that it plans to license or otherwise monetize. If the Company’s efforts to generate revenue from such assets fail, the Company will have incurred significant losses and may be unable to acquire additional assets. If this occurs, the Company’s business would likely fail. The Company did not obtain any independent valuation with respect to the portfolio acquired from Sampo.

The Company may commence legal proceedings against certain companies, and the Company expects such litigation to be time-consuming and costly, which may adversely affect its financial condition and its ability to operate its business.

To license or otherwise monetize its patent assets, the Company may commence legal proceedings against certain companies, pursuant to which the Company may allege that such companies infringe on one or more of the Company’s patents. The Company’s viability could be highly dependent on the outcome of this litigation, and there is a risk that the Company may be unable to achieve the results it desires from such litigation, which failure would harm the Company’s business to a great degree. In addition, the defendants in this litigation are likely to be much larger than the Company and have substantially more resources than the Company does, which could make the Company’s litigation efforts more difficult.

The Company anticipates that these legal proceedings may continue for several years and may require significant expenditures for legal fees and other expenses. Disputes regarding the assertion of patents and other intellectual property rights are highly complex and technical. Once initiated, the Company may be forced to litigate against others to enforce or defend its intellectual property rights or to determine the validity and scope of other parties’ proprietary rights. The defendants or other third parties involved in the lawsuits in which the Company is involved may allege defenses and/or file counterclaims in an effort to avoid or limit liability and damages for patent infringement. If such defenses or counterclaims are successful, they may preclude the Company’s ability to derive licensing revenue from the patents. A negative outcome of any such litigation, or one or more claims contained within any such litigation, could materially and adversely impact the Company’s business. Additionally, the Company anticipates that its legal fees and other expenses will be material and will negatively impact the Company’s financial condition and results of operations and may result in its inability to continue its business.

The Company may seek to internally develop additional new inventions and intellectual property, which would take time and be costly. Moreover, the failure to obtain or maintain intellectual property rights for such inventions would lead to the loss of the Company’s investments in such activities.

Part of the Company’s business may include the internal development of new inventions or intellectual property that the Company will seek to monetize. However, this aspect of the Company’s business would likely require significant capital and would take time to achieve. Such activities could also distract our management team from its present business initiatives, which could have a material and adverse effect on the Company’s business. There is also the risk that the Company’s initiatives in this regard would not yield any viable new inventions or technology, which would lead to a loss of the Company’s investments in time and resources in such activities.

In addition, even if the Company is able to internally develop new inventions, in order for those inventions to be viable and to compete effectively, the Company would need to develop and maintain, and it would heavily rely on, a proprietary position with respect to such inventions and intellectual property. However, there are significant risks associated with any such intellectual property the Company may develop principally including the following:

• patent applications the Company may file may not result in issued patents or may take longer than the Company expects to result in issued patents;

• the Company may be subject to interference proceedings;

• the Company may be subject to opposition proceedings in the U.S. or foreign countries;

• any patents that are issued to the Company may not provide meaningful protection;

• the Company may not be able to develop additional proprietary technologies that are patentable;

• other companies may challenge patents issued to the Company;

• other companies may have independently developed and/or patented (or may in the future independently develop and patent) similar or alternative technologies, or duplicate the Company’s technologies;

• other companies may design around technologies the Company has developed; and

• enforcement of the Company’s patents would be complex, uncertain and very expensive.

The Company cannot be certain that patents will be issued as a result of any future applications, or that any of the Company’s patents, once issued, will provide the Company with adequate protection from competing products. For example, issued patents may be circumvented or challenged, declared invalid or unenforceable, or narrowed in scope. In addition, since publication of discoveries in scientific or patent literature often lags behind actual discoveries, the Company cannot be certain that it will be the first to make its additional new inventions or to file patent applications covering those inventions. It is also possible that others may have or may obtain issued patents that could prevent the Company from commercializing the Company’s products or require the Company to obtain licenses requiring the payment of significant fees or royalties in order to enable the Company to conduct its business. As to those patents that the Company may license or otherwise monetize, the Company’s rights will depend on maintaining its obligations to the licensor under the applicable license agreement, and the Company may be unable to do so. The Company’s failure to obtain or maintain intellectual property rights for the Company’s inventions would lead to the loss the Company’s investments in such activities, which would have a material and adverse effect on the Company’s company.

Moreover, patent application delays could cause delays in recognizing revenue from the Company’s internally generated patents and could cause the Company to miss opportunities to license patents before other competing technologies are developed or introduced into the market.

New legislation, regulations or court rulings related to enforcing patents could harm the Company’s business and operating results.

If Congress, the United States Patent and Trademark Office or courts implement new legislation, regulations or rulings that impact the patent enforcement process or the rights of patent holders, these changes could negatively affect the Company’s business model. For example, limitations on the ability to bring patent enforcement claims, limitations on potential liability for patent infringement, lower evidentiary standards for invalidating patents, increases in the cost to resolve patent disputes and other similar developments could negatively affect the Company’s ability to assert its patent or other intellectual property rights.

In addition, on September 16, 2011, the Leahy-Smith America Invents Act (the “Leahy-Smith Act”), was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These changes include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The U.S. Patent Office is currently developing regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act will not become effective until one year or 18 months after its enactment. Accordingly, it is too early to tell what, if any, impact the Leahy-Smith Act will have on the operation of the Company’s new business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of the Company’s issued patents, all of which could have a material adverse effect on the Company’s business and financial condition.

Further, and in general, it is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become enacted as laws. Compliance with any new or existing laws or regulations could be difficult and expensive, affect the manner in which the Company conducts its business and negatively impact the Company’s business, prospects, financial condition and results of operations.

The Company’s acquisitions of patent assets may be time consuming, complex and costly, which could adversely affect the Company’s operating results.

Acquisitions of patent or other intellectual property assets, which are and will be critical to the Company’s business plan, are often time consuming, complex and costly to consummate. The Company may utilize many different transaction structures in its acquisitions and the terms of such acquisition agreements tend to be heavily negotiated. As a result, the Company expects to incur significant operating expenses and will likely be required to raise capital during the negotiations even if the acquisition is ultimately not consummated. Even if the Company is able to acquire particular patent assets, there is no guarantee that the Company will generate sufficient revenue related to those patent assets to offset the acquisition costs. While the Company will seek to conduct confirmatory due diligence on the patent assets the Company is considering for acquisition, the Company may acquire patent assets from a seller who does not have proper title to those assets. In those cases, the Company may be required to spend significant resources to defend the Company’s interest in the patent assets and, if the Company is not successful, its acquisition may be invalid, in which case the Company could lose part or all of its investment in the assets.

The Company may also identify patent or other intellectual property assets that cost more than the Company is prepared to spend with its own capital resources. The Company may incur significant costs to organize and negotiate a structured acquisition that does not ultimately result in an acquisition of any patent assets or, if consummated, proves to be unprofitable for the Company. These higher costs could adversely affect the Company’s operating results, and if the Company incurs losses, the value of its securities will decline.

In addition, the Company may acquire patents and technologies that are in the early stages of adoption in the commercial, industrial and consumer markets. Demand for some of these technologies will likely be untested and may be subject to fluctuation based upon the rate at which the Company’s licensees will adopt its patents and technologies in their products and services. As a result, there can be no assurance as to whether technologies the Company acquires or develops will have value that it can monetize.

In certain acquisitions of patent assets, the Company may seek to defer payment or finance a portion of the acquisition price. This approach may put the Company at a competitive disadvantage and could result in harm to the Company’s business.

The Company has limited capital and may seek to negotiate acquisitions of patent or other intellectual property assets where the Company can defer payments or finance a portion of the acquisition price. These types of debt financing or deferred payment arrangements may not be as attractive to sellers of patent assets as receiving the full purchase price for those assets in cash at the closing of the acquisition. As a result, the Company might not compete effectively against other companies in the market for acquiring patent assets, many of whom have greater cash resources than the Company has. In addition, any failure to satisfy the Company’s debt repayment obligations may result in adverse consequences to its operating results.

Any failure to maintain or protect the Company’s patent assets or other intellectual property rights could significantly impair its return on investment from such assets and harm the Company’s brand, its business and its operating results.

The Company’s ability to operate its business and compete in the intellectual property market largely depends on the superiority, uniqueness and value of the Company’s acquired patent assets and other intellectual property. To protect the Company’s proprietary rights, the Company relies on and will rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements with its employees and third parties, and protective contractual provisions. No assurances can be given that any of the measures the Company undertakes to protect and maintain its assets will have any measure of success.

Following the acquisition of patent assets, the Company will likely be required to spend significant time and resources to maintain the effectiveness of those assets by paying maintenance fees and making filings with the United States Patent and Trademark Office. The Company may acquire patent assets, including patent applications, which require the Company to spend resources to prosecute the applications with the United States Patent and Trademark Office. Further, there is a material risk that patent related claims (such as, for example, infringement claims (and/or claims for indemnification resulting therefrom), unenforceability claims, or invalidity claims) will be asserted or prosecuted against the Company, and such assertions or prosecutions could materially and adversely affect the Company’s business. Regardless of whether any such claims are valid or can be successfully asserted, defending such claims could cause the Company to incur significant costs and could divert resources away from the Company’s other activities.

Despite the Company’s efforts to protect its intellectual property rights, any of the following or similar occurrences may reduce the value of the Company’s intellectual property:

• the Company’s applications for patents, trademarks and copyrights may not be granted and, if granted, may be challenged or invalidated;

• issued trademarks, copyrights, or patents may not provide the Company with any competitive advantages when compared to potentially infringing other properties;

• the Company’s efforts to protect its intellectual property rights may not be effective in preventing misappropriation of the Company’s technology; or

• the Company’s efforts may not prevent the development and design by others of products or technologies similar to or competitive with, or superior to those the Company acquires and/or prosecutes.

Moreover, the Company may not be able to effectively protect its intellectual property rights in certain foreign countries where the Company may do business in the future or from which competitors may operate. If the Company fails to maintain, defend or prosecute its patent assets properly, the value of those assets would be reduced or eliminated, and the Company’s business would be harmed.

Weak global economic conditions may cause infringing parties to delay entering into licensing agreements, which could prolong the Company’s litigation and adversely affect its financial condition and operating results.

The Company’s business plan depends significantly on worldwide economic conditions, and the United States and world economies have recently experienced weak economic conditions. Uncertainty about global economic conditions poses a risk as businesses may postpone spending in response to tighter credit, negative financial news and declines in income or asset values. This response could have a material negative effect on the willingness of parties infringing on the Company’s assets to enter into licensing or other revenue generating agreements voluntarily. Entering into such agreements is critical to the Company’s business plan, and the Company’s failure to do so could cause material harm to its business.

The Company is a development stage company with no historically significant income and there is a significant doubt about the Company’s ability to continue its activities as a going concern.

The Company is still a development stage company. The Company’s operations are subject to all of the risks inherent in development stage companies that do not have significant revenues or operating income. The Company’s potential for success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with a new business. The Company cannot provide any assurance that its business objectives will be accomplished.  All of the Company’s audited consolidated financial statements, since inception, have contained a statement by the Company’s management that raises significant doubt about the Company being able to continue as a going concern unless the Company is able to raise additional capital. The Company’s consolidated financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company’s operations cease.

If the Company is unable to adequately protect its intellectual property, the Company may not be able to compete effectively.

The Company’s ability to compete depends in part upon the strength of the Company’s proprietary rights that it owns or may hereafter acquire in its technologies, brands and content. The Company relies on a combination of U.S. and foreign patents, copyrights, trademark, trade secret laws and license agreements to establish and protect its intellectual property and proprietary rights. The efforts the Company takes to protect its intellectual property and proprietary rights may not be sufficient or effective at stopping unauthorized use of its intellectual property and proprietary rights. In addition, effective trademark, patent, copyright and trade secret protection may not be available or cost-effective in every country in which the Company’s services are made available. There may be instances where the Company is not able to fully protect or utilize its intellectual property in a manner that maximizes competitive advantage. If the Company is unable to protect its intellectual property and proprietary rights from unauthorized use, the value of the Company’s products may be reduced, which could negatively impact the Company’s business. The Company’s inability to obtain appropriate protections for its intellectual property may also allow competitors to enter the Company’s markets and produce or sell the same or similar products. In addition, protecting the Company’s intellectual property and other proprietary rights is expensive and diverts critical managerial resources. If any of the foregoing were to occur, or if the Company is otherwise unable to protect its intellectual property and proprietary rights, the Company’s business and financial results could be adversely affected.

If the Company is forced to resort to legal proceedings to enforce its intellectual property rights, the proceedings could be burdensome and expensive. In addition, the Company’s proprietary rights could be at risk if the Company is unsuccessful in, or cannot afford to pursue, those proceedings. The Company also relies on trade secrets and contract law to protect some of its proprietary technology. The Company will enter into confidentiality and invention agreements with its employees and consultants. Nevertheless, these agreements may not be honored and they may not effectively protect the Company’s right to its un-patented trade secrets and know-how. Moreover, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company’s trade secrets and know-how.

Risks Relating to Our Common Stock

Our management will be able to exert significant influence over us to the detriment of minority stockholders.

Our executive officers and directors beneficially own approximately 12.96% of our outstanding common stock. These stockholders, if they act together, will be able to exert significant influence on our management and affairs and all matters requiring stockholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing our change in control and might affect the market price of our common stock.

Exercise of warrants will dilute your percentage of ownership.

We have issued warrants to purchase 6,500,000 shares of common stock to our officers, directors and consultants.  Additionally, we have issued warrants to purchase an aggregate of 6,000,000 shares of the Company’s common stock to certain shareholders. In the future, we may grant additional stock options, warrants and convertible securities. The exercise or conversion of stock options, warrants or convertible securities will dilute the percentage ownership of our other stockholders. The dilutive effect of the exercise or conversion of these securities may adversely affect our ability to obtain additional capital. The holders of these securities may be expected to exercise or convert them when we would be able to obtain additional equity capital on terms more favorable than these securities.

We may fail to qualify for continued listing on the OTC Bulletin Board which could make it more difficult for investors to sell their shares.

Our common stock is listed on the Over the Counter Bulletin Board (“OTCBB”). There can be no assurance that trading of our common stock on such market will be sustained or that we can meet OTCBB’s continued listing standards. In the event that our common stock fails to qualify for continued inclusion, our common stock could thereafter only be quoted on the “pink sheets.” Under such circumstances, shareholders may find it more difficult to dispose of, or to obtain accurate quotations, for our common stock, and our common stock would become substantially less attractive to certain purchasers such as financial institutions, hedge funds and other similar investors.

Our common stock may be affected by limited trading volume and price fluctuations which could adversely impact the value of our common stock.

There has been limited trading in our common stock and there can be no assurance that an active trading market in our common stock will either develop or be maintained. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to periodically enter the market in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our common stock will be stable or appreciate over time.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	changes in our industry;
•	competitive pricing pressures;
•	our ability to obtain working capital financing;
•	additions or departures of key personnel;
•	sales of our common stock;
•	our ability to execute our business plan;
•	operating results that fall below expectations;
•	loss of any strategic relationship;
•	regulatory developments; and
•	economic and other external factors.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We have never paid nor do we expect in the near future to pay dividends.

We have never paid cash dividends on our capital stock and do not anticipate paying any cash dividends on our common stock for the foreseeable future.  Investors should not rely on an investment in our Company if they require income generated from dividends paid on our capital stock.  Any income derived from our common stock would only come from rise in the market price of our common stock, which is uncertain and unpredictable.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our Common stock in the public market upon the expiration of any statutory holding period, under Rule 144, or issued upon the exercise of outstanding warrants, it could create a circumstance commonly referred to as an "overhang" and in anticipation of which the market price of our Common stock could fall.  The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.  The shares of  our restricted common stock will be freely tradable upon the earlier of: (i) effectiveness of a registration statement covering such shares and (ii) the date on which such shares may be sold without registration pursuant to Rule 144 (or other applicable exemption) under the Securities Act.

Because we became public by means of a reverse merger, we may not be able to attract the attention of major brokerage firms.

There may be risks associated with us becoming public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock.  No assurance can be given that brokerage firms will, in the future, want to conduct any secondary offerings on our behalf.

Investor relations activities, nominal “float” and supply and demand factors may affect the price of our stock.

The Company expects to utilize various techniques such as non-deal road shows and investor relations campaigns in order to create investor awareness for the Company.  These campaigns may include personal, video and telephone conferences with investors and prospective investors in which our business practices are described.  The Company may provide compensation to investor relations firms and pay for newsletters, websites, mailings and email campaigns that are produced by third-parties based upon publicly-available information concerning the Company. The Company does not intend to review or approve the content of such analysts’ reports or other materials based upon analysts’ own research or methods.  Investor relations firms should generally disclose when they are compensated for their efforts, but whether such disclosure is made or complete is not under our control.   In addition, investors in the Company may, from time to time, also take steps to encourage investor awareness through similar activities that may be undertaken at the expense of the investors.  Investor awareness activities may also be suspended or discontinued which may impact the trading market our common stock.

The SEC and FINRA enforce various statutes and regulations intended to prevent manipulative or deceptive devices in connection with the purchase or sale of any security and carefully scrutinize trading patterns and company news and other communications for false or misleading information, particularly in cases where the hallmarks of “pump and dump” activities may exist, such as rapid share price increases or decreases.  We, and our shareholders may be subjected to enhanced regulatory scrutiny due to the small number of holders who initially will own the registered shares of our common stock publicly available for resale, and the limited trading markets in which such shares may be offered or sold which have often been associated with improper activities concerning penny-stocks, such as the OTC Bulletin Board or the OTCQB Marketplace (Pink OTC) or pink sheets.  Until such time as our restricted shares are registered or available for resale under Rule 144, there will continue to be a small percentage of shares held by a small number of investors, many of whom acquired such shares in privately negotiated purchase and sale transactions, which will constitute the entire available trading market.  The Supreme Court has stated that manipulative action is a term of art connoting intentional or willful conduct designed to deceive or defraud investors by controlling or artificially affecting the price of securities.  Often times, manipulation is associated by regulators with forces that upset the supply and demand factors that would normally determine trading prices.  Since a small percentage of the outstanding common stock of the Company will initially be available for trading, held by a small number of individuals or entities, the supply of our common stock for sale will be extremely limited for an indeterminate amount of time, which could result in higher bids, asks or sales prices than would otherwise exist.  Securities regulators have often cited factors such as thinly-traded markets, small numbers of holders, and awareness campaigns as hallmarks  of claims of price manipulation and other violations of law when combined with manipulative trading, such as wash sales, matched orders or other manipulative trading timed to coincide with false or touting press releases. There can be no assurance that the Company’s or third-parties’ activities, or the small number of potential sellers or small percentage of stock in the “float,” or determinations by purchasers or holders as to when or under what circumstances or at what prices they may be willing to buy or sell stock will not artificially impact (or would be claimed by regulators to have affected) the normal supply and demand factors that determine the price of the stock.

Our common stock is subject to the “penny stock” rules of the sec, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

Our common stock is considered a “Penny Stock”.  The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock. The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder's ability to buy and sell our stock. In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit investors’ ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our common stock may be affected by limited trading volume and price fluctuation which could adversely impact the value of our common stock.

There has been limited trading in our common stock and there can be no assurance that an active trading market in our common stock will either develop or be maintained. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to periodically enter the market in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our common stock will be stable or appreciate over time.

If we lose key personnel or are unable to attract and retain additional qualified personnel we may not be able to successfully manage our business and achieve our objectives.

We believe our future success will depend upon our ability to retain our key management, including Doug Croxall, our Chief Executive Officer.  We may not be successful in attracting, assimilating and retaining our employees in the future.  The loss of Mr. Croxall may have an adverse effect on our operations.  We have entered into a two year employment agreement with Mr. Croxall.  We are competing for employees against companies that are more established than we are and have the ability to pay more cash compensation than we do.  As of the date hereof, we have not experienced problems hiring employees in the recent past.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately and timely or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any future internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. We have not performed an in-depth analysis to determine if historical un-discovered failures of internal controls exist, and may in the future discover areas of our internal control that need improvement.

ITEM 2. PROPERTIES

We lease approximately 1,776 square feet of office space at 9070 South Rita Road, Suite 1550, Tucson, AZ 85747. The lease expires July 31, 2013 and provides for a monthly rent of $4,774.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of business, we actively pursue legal remedies to enforce our intellectual property rights and to stop unauthorized use of our technology. Other than ordinary routine litigation incidental to the business, we know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently quoted on the OTC Bulletin Board under the symbol “MARA”. Prior to that, our common stock was quoted on the OTC Bulletin Board under the symbol “AMSC”. Because we are quoted on the OTC Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid quotations for our common stock as reported on the OTC Bulletin Board for the periods indicated.

	High	Low
Fiscal 2012	$	$

First Quarter	-	-
Second Quarter	1.15	0.50
Third Quarter	1.01	0.29
Fourth Quarter	1.00	0.51

Fiscal 2011	$	$

First Quarter	-	-
Second Quarter	-	-
Third Quarter	-	-
Fourth Quarter	-	-

Holders.

As of March 26, 2013, there are 83 record holders of  45,546,310 shares of the Company's common stock.

Dividends.

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Securities Authorized for Issuance under Equity Compensation Plans

2012 Equity Incentive Plan

The following table gives information about the Company’s common stock that may be issued upon the exercise of options granted to employees, directors and consultants under its 2012 Equity Incentive Plan as of December 31, 2012. On August 1, 2012, our board of directors and stockholders adopted the 2012 Equity Incentive Plan, pursuant to which 10,000,000 shares of our common stock are reserved for issuance as awards to employees, directors, consultants, advisors and other service providers.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity compensation plans approved by security holders	2,000,000	$0.50	8,000,000
Equity compensation plans not approved by security holders	0	$0	0
Total	2,000,000	$0.50	8,000,000

Recent sales of unregistered securities.

There were no sales of unregistered securities in the year ended December 31, 2012 that have not been included in the Company’s filings.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We were incorporated in the State of Nevada on February 23, 2010 under the name “Verve Ventures, Inc.” On December 7, 2011, we changed our name to “American Strategic Minerals Corporation” and primarily engaged in exploration and potential development of uranium and vanadium minerals business. During June 2012, we decided to discontinue our uranium and vanadium minerals business and was engaged in the business of acquiring, renovating, and selling real estate properties located within the areas of Southern California. On November 14, 2012, we completed a Share and acquired all the intellectual property rights of Sampo.  We intend to engage in the acquisition, development and monetization of intellectual property through both the prosecution and licensing of its own patent portfolio, the acquisition of additional intellectual property or partnering with others to defend and enforce their patent rights. Consequently, the Company decided to discontinue its real estate business. Our principal office is located at 2331 Mill Road, Suite 100, Alexandria, VA 22314.Our telephone number is (703) 232-1701.

Recent Development

On November 14, 2012, we entered into a Share Exchange Agreement (the "Exchange Agreement") with Sampo IP LLC, a Virginia limited liability company ("Sampo"), a company that holds certain intellectual property rights, and the members of Sampo (the "Sampo Members"). Upon closing of the transaction contemplated under the Exchange Agreement (the "Share Exchange"), on November 14, 2012, the Sampo Members (6 members) transferred all of the issued and outstanding membership interests of Sampo to us in exchange for an aggregate of 9,250,000 shares of our common stock. Additionally, we made a cash payment to Sampo of $500,000 pursuant to the terms of the Exchange Agreement. The 9,250,000 shares of common stock were valued at par value or $925. In accordance with Accounting Standards Codification ("ASC") 805-50-30 "Business Combinations," we determined that if the consideration paid is not in the form of cash, the measurement may be based on either (i) the cost which is measured based on the fair value of the consideration given or (ii) the fair value of the assets (or net assets) acquired, whichever is more clearly evident and thus more reliably measurable. We determined that the fair value of the net assets acquired was a better indicator thus more reliably measurable than the fair value of the common stock issued. Therefore we have determined, in accordance with ASC 805-50-30, that the value of the net assets acquired is equivalent to $500,925 which represents the cash consideration paid of $500,000 and the par value of 9,250,000 shares of the Company amounting to $925. No independent valuation was done on the net assets or patents acquired. We deemed that the fair value of the net asset of Sampo IP amounting to $500,925 is more clearly evident and more reliable measurement basis.

Pursuant to the terms and conditions of the Share Exchange:

•
At the closing of the Share Exchange, each membership interest of Sampo issued and outstanding immediately prior to the closing of the Share Exchange was exchanged for the right to receive shares of our common stock. Accordingly, an aggregate of 9,250,000 shares of our common stock were issued to the Sampo Members.

•
Upon the closing of the Share Exchange, Mark Groussman resigned as the Company’s Chief Executive Officer and John Stetson resigned as the Company’s President and Chief Operating Officer and simultaneously with the effectiveness of the Share Exchange, Doug Croxall was appointed as the Company’s Chief Executive Officer and Chairman and John Stetson was appointed as the Company’s Chief Financial Officer and Secretary.

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

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management include, but are not limited to, the assumptions used to calculate fair value of warrants granted, common stock issued for services, common stock issued in connection with an option agreement, common stock issued for acquisition of patents, and the valuation of mineral rights.

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

Results of Operations

Our business began on April 30, 2011 and accordingly, we had minimal operations for the prior period. We are still in our development stage and have generated no revenues to date.

For the year ended December 31, 2012 and for the period from April 30, 2011 (inception) to December 31, 2011

We incurred operating expenses of $5,540,962 and $9,848 for the year ended December 31, 2012 and for the period from April 30, 2011 (inception) to December 31, 2011, respectively, an increase of $5,531,114 or 56,165%. These expenses primarily consisted of general expenses, compensation, professional fees and consulting incurred in connection with the day to day operation of our business. The operating expenses consisted of the following:

	For the Year ended December 31, 2012	Period from April 30, 2011 (inception) to December 31, 2011
Travel and related expenses	$112,760	$-
Professional fees	510,112	4,605
Compensation and related taxes	2,676,462	-
Consulting fees	2,042,144	-
Other general and administrative	199,484	5,243
Total	$5,540,962	$9,848

·
Travel and related expenses: Travel expenses were $112,760 and $0 during the year ended December 31, 2012 and for the period from April 30, 2011 (inception) to December 31, 2011, respectively, an increase of $112,760 or 100%. These expenses are in connection with conference campaign and business development related travel.

·
Compensation expense and related taxes: Compensation expense includes salaries and stock-based compensation to our employees. For the year ended December 31, 2012 and for the period from April 30, 2011 (inception) to December 31, 2011, compensation expense and related payroll taxes were $2,676,462 and $0, respectively, an increase of $2,676,462 or 100%, which is primarily attributable to stock based compensation of approximately $2.4 million in connection with warrant and option grants to our directors and officers during the year ended December 31, 2012.

·
Consulting fees: For the year ended December 31, 2012 and for the period from April 30, 2011 (inception) to December 31, 2011, we incurred consulting fees of $2,042,144, and $0, respectively, an increase of $2,042,144 or 100%, which is primarily attributable to stock based consulting expense of approximately $1.8 million in connection with warrant grants to consultants for consulting on strategic acquisitions and advice on capital restructuring during the year ended December 31, 2012.

·
Professional fees:  For the year ended December 31, 2012 and for the period from April 30, 2011 (inception) to December 31, 2011, professional fees were $510,112 and $4,605, respectively, an increase of $505,507 or 10,977%, which includes fees incurred for audits and legal fees related to public company filing requirements.

·
Other general and administrative expenses: For the year ended December 31, 2012 and for the period from April 30, 2011 (inception) to December 31, 2011, other general and administrative expenses were $199,484 and $5,243, respectively,  an increase of $194,241 or 3,705%, which includes postage, general insurance, automobile, office supplies, utilities, rent expense and office expenses.

Operating Loss from Continuing Operations

We reported an operating loss from continuing operations of $5,540,962 and $9,848 for the year ended December 31, 2012 and for the period from April 30, 2011 (inception) to December 31, 2011, respectively, an increase of $5,531,114 or 56,165%. The increase in operating loss was due to the increase in operating expenses described above.

Other Income

Total other income was $13,325 and $0 for the year ended December 31, 2012 and for the period from April 30, 2011 (inception) to December 31, 2011, respectively, an increase of $13,325 or 100%. On March 19, 2012, we entered into an agreement with California Gold, pursuant to which we agreed to provide California Gold with a geological review on or prior to March 30, 2012, of our certain uranium properties in consideration for $125,000. During the year ended December 31, 2012, the Company has recorded a realized loss on other than temporary decline of $112,500 in connection with our marketable securities – available for sale.

Discontinued Operations

During June 2012, we decided to discontinue our exploration and potential development of uranium and vanadium minerals business and prior periods have been restated in our consolidated financial statements and related footnotes to conform to this presentation. Subsequently, in November 2012, we decided to discontinue our real estate business and we intend to sell and dispose our remaining real estate holdings during fiscal 2013. We are now engage in the acquisition, development and monetization of intellectual property through both the prosecution and licensing of our own patent portfolio, the acquisition of additional intellectual property or partnering with others to defend and enforce their patent rights.

The following table indicates selected financial data of our discontinued operations of our uranium and vanadium minerals business and real estate business.

	For the Year Ended December 31, 2012	Period from inception (April 30, 2011) to December 31, 2011
Revenues – real estate	$724,090	$-
Cost of sales- real estate	(576,126)	-
Gross profit	147,964	-
Operating and other non-operating expenses	(1,558,635)	(99,474)

Loss from discontinued operations	$(1,410,671)	$(99,474)

Net loss

We reported a net loss of approximately $6.9 million or $(0.19) per common shares - basic and diluted and approximately $0.1 million or $(0.01) per common share - basic and diluted, respectively, for the year ended December 31, 2012 and for the period from April 30, 2011 (inception) to December 31, 2011, respectively, an increase of  approximately $6.8 million or 6,247%.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At December 31, 2012, we had a cash balance of approximately $2.4 million and working capital of approximately $2.4 million. We have been funding our operations through the sale of our common stock through private placements for operating capital purposes.

We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations.   We estimate that based on current plans and assumptions, that our available cash is sufficient to satisfy our cash requirements under our present operating expectations for up to 12 months. We presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations after 12 months.  We have not generated revenues to support our current daily operations from the inception of development stage. We may need to raise significant additional capital to fund our future operating expenses, pay our obligations, and grow our Company. We do not anticipate we will generate significant revenues in 2013.  Therefore our future operations will be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. The trading price of our common stock could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our development plans and possibly cease our operations.

Operating Activities

We have not generated positive cash flows from operating activities. For the year ended December 31, 2012, net cash flows used in operating activities was $1,261,404 and was primarily attributable to our net loss of $6,927,812, adjusted for non-cash items such as stock based compensation of $4,436,387, impairment of mining rights and assets of discontinued operations of $1,286,248, realized loss other than temporary decline – available for sale securities of $112,500 and add back by other income of $125,000, and total changes in assets and liabilities of $42,004 primarily attributable to an increase in prepaid expenses of $36,933, increase in assets of discontinued operations of $62,145, and increase in accounts payable and accrued expenses of $53,159.

For the period from inception (April 30, 2011) to December 31, 2011, net cash flows used in operating activities was ($29,348) and was primarily attributable to our net loss of $109,322, offset by impairment of mining rights of $99,474, and add back total changes in assets and liabilities of $19,500 due to an increase in prepaid expenses of $20,000, increase in deposits of $3,500 and increase in accounts payable and accrued expenses of ($4,000).

Investing Activities

Net cash flows used in investing activities were $1,860,570 in connection with acquisition of mineral rights of $325,000, acquisition of patents of $500,000, investment in note receivable of $147,708 and acquisition of real estate property including capitalized improvements of $1,612,047 offset by sale of real estate property of $576,477 and collection of note receivable of $147,708 during the year ended December 31, 2012.

Financing Activities

Net cash flows provided by financing activities were $5,346,991 for the year ended December 31, 2012. We received net proceeds from the sale of our securities of $6,511,965 and proceeds from disgorgement of former officer short swing profits of $50,000 offset by payment on notes payable of $1,082,974 and payments of $132,000 in connection with the rescission agreement.

For the period from inception (April 30, 2011) to December 31, 2011, net cash provided by financing activities was $158,500 received from sale of common stock to officers of $5,000, proceeds from issuance of note payable-related party of $53,500 and advance payable to an unrelated party of $100,000.

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

The following table summarizes our contractual obligations as of December 31, 2012, and the effect these obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due By Period
	Total	Less than 1 year	1-3 Years	4-5 Years	6- 10 Years
Contractual Obligations:
Uranium lease agreements	838,720	73,200	276,690	190,580	298,250
Royalty agreement – minimum payments	770,000	70,000	262,500	175,000	262,500

Total Contractual Obligations	$1,608,720	$143,200	$539,190	$365,580	$560,750

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MARATHON PATENT GROUP, INC.
(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
(DEVELOPMENT STAGE COMPANY)
DECEMBER 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Marathon Patent Group, Inc.
(Formerly American Strategic Minerals Corporation)
(Development Stage Company)

We have audited the accompanying consolidated balance sheets of Marathon Patent Group, Inc. (formerly American Strategic Minerals Corporation) (Development Stage Company) as of December 31, 2012 and 2011 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the year ended December 31, 2012, for the period from April 30, 2011 (Inception) to December 31, 2011 and for the period from April 30, 2011 (Inception) to December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marathon Patent Group, Inc. (formerly American Strategic Minerals Corporation) (Development Stage Company) as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the year ended December 31, 2012, for the period from April 30, 2011 (Inception) to December 31, 2011 and for the period from April 30, 2011 (Inception) to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had a net loss and net cash used in operations of $6,938,308 and $1,261,404, respectively, in 2012, had a deficit accumulated during the development stage of $7,037,134 at December 31, 2012.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans as to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KBL, LLP
New York, NY
March 26, 2013

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES
(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION )
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011

ASSETS

Current assets:
Cash	$2,354,169	$129,152
Marketable securities - available for sale securities	12,500	-
Prepaid expenses	40,333	-
Assets of discontinued operations - current portion	82,145	20,000
Total current assets	2,489,147	149,152

Other assets:
Intangible assets, net	492,152	-
Assets of discontinued operations - long term portion	1,035,570	3,500
Total other assets	1,527,722	3,500

Total Assets	$4,016,869	$152,652

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$57,158	$4,000
Notes payable - related party	-	152,974
Advances payable	-	100,000
Liabilities of discontinued operations	30,664	-
Total liabilities	87,822	256,974

Stockholders' Equity (deficit):
Preferred stock, $.0001 par value, 50,000,000 shares
authorized: none issued and outstanding	-	-
Common stock, ($.0001 par value; 200,000,000 shares authorized; 45,546,345 and 10,000,000 issued and outstanding at December 31, 2012 and 2011	4,555	1,000
Additional paid-in capital	10,972,122	4,000
Deficits accumulated during the development stage	(7,037,134)	(109,322)

Total Marathon Patent Group, Inc. equity (deficit)	3,939,543	(104,322)

Non-controlling interest in subsidiary	(10,496)	-

Total stockholders' equity (deficit)	3,929,047	(104,322)

Total liabilities and stockholders' equity (deficit)	$4,016,869	$152,652

See accompanying notes to consolidated financial statements.

(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION )
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEAR	PERIOD FROM INCEPTION	PERIOD FROM INCEPTION
	ENDED	(APRIL 30, 2011) TO	(APRIL 30, 2011) TO
	DECEMBER 31, 2012	DECEMBER 31, 2011	DECEMBER 31, 2012

Revenues	$-	$-	$-

Expenses
Compensation and related taxes	2,676,462	-	2,676,462
Consulting fees	2,042,144	-	2,042,144
Professional fees	510,112	4,605	514,717
General and administrative	312,244	5,243	317,487
Total operating expenses	5,540,962	9,848	5,550,810

Operating loss from continuing operations	(5,540,962)	(9,848)	(5,550,810)

Other income (expenses)
Other income	125,000	-	125,000
Realized loss other than temporary decline - available for sale	(112,500)	-	(112,500)
Interest expense	(153)	-	(153)
Interest income	978	-	978
Total other income	13,325	-	13,325

Loss from continuing operations before provision for income taxes	(5,527,637)	(9,848)	(5,537,485)

Provision for income taxes	-	-	-

Loss from continuing operations	(5,527,637)	(9,848)	(5,537,485)

Discontinued operations:
Loss from discontinued operations, net of tax	(1,410,671)	(99,474)	(1,510,145)

Net loss	(6,938,308)	(109,322)	(7,047,630)

Less: Net loss attributable to non-controlling interest	10,496	-	10,496

Net loss attributable to Marathon Patent Group, Inc.	$(6,927,812)	$(109,322)	$(7,037,134)

Loss per common share, basic and diluted:
Loss from continuing operations	$(0.15)	$(0.00)	$(0.22)
Loss from discontinued operations	(0.04)	(0.01)	(0.06)
	$(0.19)	(0.01)	$(0.28)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and Diluted	36,238,712	7,469,388	24,948,719

See accompanying notes to consolidated financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES
(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION )
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (APRIL 30, 2011) TO DECEMBER 31, 2012

				Accumulated
				Deficit
	Common Stock		Additional	During		Total
	No Par Value		Paid-in	Exploration	Non-Controlling	Stockholders'
	Shares	Amount	Capital	Stage	Interest	Equity (Deficit)

Balance from inception (April 30, 2011)	-	-	-	-	-	-

Common stock issued to officers for cash	10,000,000	1,000	4,000	-	-	5,000

Net loss for the period ended December 31, 2011	-	-	-	(109,322)	-	(109,322)

Balance at December 31, 2011	10,000,000	1,000	4,000	(109,322)	-	(104,322)

Recapitalization of the Company	7,500,000	750	2,650	-	-	3,400

Common stock issued for cash	13,449,965	1,345	6,510,620	-	-	6,511,965

Common stock issued for advance payable	200,000	20	99,980	-	-	100,000

Common stock issued for legal services	375,000	38	164,962	-	-	165,000

Common stock issued pursuant to an option agreement	10,000,000	1,000	-	-	-	1,000

Common stock issued for compensation	83,218	9	33,278	-	-	33,287

Common stock issued for exercise of warrants on a cashless basis	4,494,829	449	(449)	-	-	-

Common stock issued for acquisition of patents	9,250,000	925	-	-	-	925

Stock-based compensation in connection with warrants granted to employees and consultants	-	-	$4,238,100	-	-	4,238,100

Cancellation of common stock in connection with rescission agreement	(9,806,667)	(981)	(131,019)	-	-	(132,000)

Proceeds from disgorgement of former officer short swing profits	-	-	50,000	-	-	50,000

Net loss	-	-	-	(6,927,812)	(10,496)	(6,938,308)

Balance at December 31, 2012	45,546,345	$4,555	$10,972,122	$(7,037,134)	$(10,496)	$3,929,047

See accompanying notes to consolidated financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES
(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION )
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEAR	PERIOD FROM INCEPTION	PERIOD FROM INCEPTION
	ENDED	(APRIL 30, 2011) TO	(APRIL 30, 2011) TO
	DECEMBER 31, 2012	DECEMBER 31, 2011	DECEMBER 31, 2012

Cash flows from operating activities:
Net loss attributable to Marathon Patent Group, Inc.	$(6,927,812)	$(109,322)	$(7,037,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	8,773	-	8,773
Stock based compensation on warrants granted	2,723,162	-	2,723,162
Stock based compensation on options granted	1,514,938	-	1,514,938
Common stock issued for services	198,287	-	198,287
Non-controlling interest	(10,496)	-	(10,496)
Non-cash other income	(125,000)	-	(125,000)
Realized loss other than temporary decline - available for sale	112,500	-	112,500
Impairment of mineral rights	1,256,000	99,474	1,355,474
Impairment of assets of discontinued operations	30,248	-	30,248

Changes in operating assets and liabilities
Assets of discontinued operations - current portion	(62,145)	-	(62,145)
Prepaid expenses	(36,933)	(20,000)	(56,933)
Deposits	-	(3,500)	(3,500)
Assets of discontinued operations - long term portion	3,915	-	3,915
Accounts payable and accrued expenses	53,159	4,000	57,159

Net cash used in operating activities	(1,261,404)	(29,348)	(1,290,752)

Cash flows from investing activities:
Acquisition of mineral rights	(325,000)	-	(325,000)
Acquisition of patents	(500,000)	-	(500,000)
Note receivable - related party	(147,708)	-	(147,708)
Collection on note receivable - related party	147,708	-	147,708
Sale of real estate property	576,477	-	576,477
Acquisition of real estate property	(1,366,627)	-	(1,366,627)
Capitalized cost related to improvements of real estate property	(245,420)	-	(245,420)
Net cash used in investing activities	(1,860,570)	-	(1,860,570)

Cash flows from financing activities:
Payment on note payable	(930,000)	-	(930,000)
Payment on note payable - related party	(152,974)	-	(152,974)
Payment in connection with the cancellation of stock and rescission agreement	(132,000)	-	(132,000)
Proceeds from disgorgement of former officer short swing profits	50,000	-	50,000
Proceeds from advances payables	-	100,000	100,000
Proceeds from promissory note - related party	-	53,500	53,500
Proceeds from sale of common stock, net of issuance costs	6,511,965	5,000	6,516,965
Net cash provided by financing activities	5,346,991	158,500	5,505,491

Net increase in cash	2,225,017	129,152	2,354,169

Cash at beginning of year	129,152	-	-

Cash at end of year	$2,354,169	$129,152	$2,354,169

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of a note payable to a related party in connection with the purchase of mining rights	$-	$99,474	$99,474
Issuance of common stock for advances payable	$100,000	$-	$100,000
Assumption of prepaid assets upon exercise of option agreement	$43,157	$-	$43,157
Assumption of accounts payable upon exercise of option agreement	$30,664	$-	$30,664
Issuance of a note payable in connection with an option agreement	$930,000	$-	$930,000
Issuance of common stock in connection with an option agreement	$1,000	$-	$1,000
Common stock issued for acquisition of patents	$925	$-	$925

See accompanying notes to consolidated financial statements.

MARATHON PATENT GROUP, INC.
(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

Marathon Patent Group, Inc. (“the Company”), formerly American Strategic Minerals Corporation, was incorporated under the laws of the State of Nevada on February 23, 2010.

On December 7, 2011, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada in order to change its name to “American Strategic Minerals Corporation” from “Verve Ventures, Inc.”, and increase the Company’s authorized capital to 200,000,000 shares of common stock, par value $0.0001 per share, and 50,000,000 shares of preferred stock, par value $0.0001 per share. During June 2012, the Company decided to discontinue its exploration and potential development of uranium and vanadium minerals business. Additionally, in November 2012, the Company decided to discontinue its real estate business.

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

On October 1, 2012, the shareholders holding a majority of the Company’s voting capital voted and authorized the Company to (i) change the name of the Company to Marathon Patent Group, Inc. (the “Name Change”) and (ii) effectuate a reverse stock split of the Company’s common stock by a ratio of 3-for-2 (the “Reverse Split”) within one year from the date of approval of the stockholders of the Company.  The Board of Directors of the Company approved the Name Change and the Reverse Split on October 1, 2012. The Company’s Board of Directors determined the name “Marathon Patent Group, Inc.” better reflects the long-term strategy in exploring other opportunities and the identity of the Company going forward.  On February 15, 2013, the Company filed the Certificate with the Secretary of State of the State of Nevada in order to effectuate the Name Change. Currently, the Reverse Split has been authorized by the Company’s shareholders but has not been effectuated.

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

MARATHON PATENT GROUP, INC.
(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

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

On June 11, 2012, the Company and Pershing Gold Corporation (“Pershing”) exercised its right under the Option Agreement executed in January 2012, through the assignment of Pershing’s wholly owned subsidiary, Continental Resources Acquisition Sub, Inc. (“Acquisition Sub”), (see Note 5). As a result of the assignment, Acquisition Sub became a wholly owned subsidiary of the Company and the Company acquired all of Pershing’s uranium assets.

On November 14, 2012, the Company entered into a Share Exchange Agreement (the "Sampo Exchange Agreement") with Sampo IP LLC, a Virginia limited liability company ("Sampo"), a company that holds certain intellectual property rights, and the members of Sampo (the "Sampo Members"). Upon closing of the transaction contemplated under the Sampo Exchange Agreement (the "Sampo Share Exchange"), on November 14, 2012, the Sampo Members (6 members) transferred all of the issued and outstanding membership interests of Sampo to the Company in exchange for an aggregate of 9,250,000 shares of the common stock of the Company. Additionally, the Company made a cash payment to Sampo of $500,000 pursuant to the terms of the Sampo Exchange Agreement.

Upon the closing of the Sampo Share Exchange, Mark Groussman resigned as the Company’s Chief Executive Officer and John Stetson resigned as the Company’s President and Chief Operating Officer and simultaneously with the effectiveness of the Sampo Share Exchange, Doug Croxall was appointed as the Company’s Chief Executive Officer and Chairman and John Stetson was appointed as the Company’s Chief Financial Officer and Secretary.  LVL Patent Group LLC, of which Mr. Croxall is the Chief Executive Officer, and John Stetson, were former members of Sampo and received 4,000,000 and 500,000 shares of the Company’s common stock, respectively, in connection with the Sampo Share Exchange.

MARATHON PATENT GROUP, INC.
(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

Through the Company’s wholly owned subsidiary, Sampo, the Company intends to engage in the acquisition, development and monetization of intellectual property through both the prosecution and licensing of its own patent portfolio, the acquisition of additional intellectual property or partnering with others to defend and enforce their patent rights. Consequently, the Company decided to discontinue its real estate business and intends to sell and dispose its remaining real estate holdings during fiscal 2013.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in a deficit accumulated during the development stage of $7,037,134 as of December 31, 2012, negative cash flows from operating activities and net loss of $1,261,404 and $6,938,308, respectively, for the year ended December 31, 2012.  The Company anticipates further losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Based on current operating plans, the current resources of the Company, after taking into account the net funds received subsequent to balance sheet date from the sales and disposal of the remaining real estate properties, are expected to be sufficient for at least the next twelve months. The Company may choose to raise additional funds in connection with any future acquisition of additional intellectual property assets, operating businesses or other assets that it may choose to pursue. There can be no assurance, however, that any such opportunities will materialize. Moreover, any potential financing would likely be dilutive to the Company’s stockholders.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principle of Consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and present the consolidated financial statements of the Company and its wholly-owned subsidiaries as of December 31, 2012. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances were eliminated.

Development Stage Company

The Company is presented as a development stage company. Activities during the development stage include organizing the business, raising capital and acquiring additional intellectual property.  The Company is a development stage company with no revenues and no profits. The Company has not commenced significant operations and, in accordance with Accounting Standards Codification (“ASC”) Topic 915 “Development Stage Entities”, is considered a development stage company.

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

MARATHON PATENT GROUP, INC.
(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Significant estimates made by management include, but are not limited to, the assumptions used to calculate fair value of warrants granted, common stock issued for services, common stock issued in connection with an option agreement, common stock issued for acquisition of patents, and the valuation of mineral rights.

Intangible assets

Intangible assets include patents purchased and recorded based on the cost to acquire them. These assets are amortized over their remaining estimated useful lives. Useful lives of intangible assets are periodically evaluated for reasonableness and the assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may no longer be recoverable.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. In addition to the basic insurance deposit coverage, the FDIC was providing temporary unlimited coverage for non-interest bearing transaction accounts through December 31, 2012. For the year ended December 31, 2012, the Company has reached bank balances exceeding the FDIC insurance limit of approximately $958,000. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

MARATHON PATENT GROUP, INC.
(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The carrying amounts reported in the balance sheet for cash, prepaid expenses, accounts payable, and accrued expenses, approximate their estimated fair market value based on the short-term maturity of this instrument.

In addition, FASB ASC 825-10-25 “Fair Value Option” was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.

MARATHON PATENT GROUP, INC.
(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Prepaid Expenses

Prepaid expenses of $40,333 and $0 at December 31, 2012 and 2011, respectively, consist primarily of costs paid for future services and expenses which will occur within a year. Prepaid expenses include prepayments in cash of public relation, consulting services and prepaid insurance which are being amortized over the terms of their respective agreements.

Income Taxes

The Company accounts for income taxes pursuant to the provision of ASC 740-10, “Accounting for Income Taxes” which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

The Company follows the provision of the ASC 740-10 related to Accounting for Uncertain Income Tax Position. When tax returns are filed, it is highly certain that some positions taken would be situated upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is most likely that not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions.

Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for uncertain tax benefits.

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion and examination by a taxing authority without being legally extinguished. For tax position considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely that not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open.  The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed.

Basic and Diluted Net Loss per Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. The Company has 2,000,000 options and 2,589,109 warrants outstanding at December 31, 2012 and was excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s net loss.

MARATHON PATENT GROUP, INC.
(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table sets forth the computation of basic and diluted loss per share:

	For the Year ended December 31, 2012	For the period from inception, April 30, 2011 to December 31, 2011
Numerator:
Loss from continuing operations	$(5,527,637)		$(9,848)
Loss from discontinued operations	$(1,410,671)		$(99,474)

Denominator:
Denominator for basic and diluted loss per share
(weighted-average shares)	36,238,712		7,469,388

Loss per common share, basic and diluted:
Loss from continuing operations	$(0.15)	$	(0.00)
Loss from discontinued operations	$(0.04)		$(0.01)

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

MARATHON PATENT GROUP, INC.
(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Revenue Recognition

The Company has not generated revenue from the Company’s current patent business. The Company will recognize revenue when all the conditions for revenue recognition are met: (i) persuasive evidence of an arrangement exists, (ii) collection of the fee is probable, (iii) the sales price is fixed and determinable and (iv) delivery has occurred or services have been rendered.

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, on testing for indefinite-lived intangible assets for impairment. The new guidance provides an entity to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 212. The Company’s adoption of this accounting guidance does not have a material impact on the consolidated financial statements and related disclosures.

There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 - DISCONTINUED OPERATIONS

During June 2012, the Company decided to discontinue its exploration and potential development of uranium and vanadium minerals business and prior periods have been restated in the Company’s consolidated financial statements and related footnotes to conform to this presentation. Additionally, in November 2012, the Company decided to discontinue its real estate business and intends to sell and dispose its remaining real estate holdings during fiscal 2013. The Company is now engage in the acquisition, development and monetization of intellectual property through both the prosecution and licensing of its own patent portfolio, the acquisition of additional intellectual property or partnering with others to defend and enforce their patent rights.

The remaining assets and liabilities of discontinued operations are presented in the balance sheet under the caption “Assets and Liabilities of discontinued operation" and relates to the discontinued operations of the uranium and vanadium minerals business and real estate business.

MARATHON PATENT GROUP, INC.
(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 3 - DISCONTINUED OPERATIONS (continued)

The carrying amounts of the major classes of these assets and liabilities are summarized as follows:

	December 31, 2012	December 31, 2011
Assets:
Prepaid expenses – current portion	$-	$20,000
Deposits in real estate under contract	82,145	-
Deposit	-	3,500
Real estate held for sale	1,035,570	-
Assets of discontinued operations	$1,117,715	$23,500

Liabilities:
Accounts payables and accrued expenses	$30,664	$-
Liabilities of discontinued operations	$30,664	$-

The following table indicates selected financial data of the Company’s discontinued operations of its uranium and vanadium minerals business and real estate business.

	For the Year Ended December 31, 2012	Period from inception (April 30, 2011) to December 31, 2011
Revenues – real estate	$724,090	$-
Cost of sales- real estate	(576,126)	-
Gross profit	147,964	-
Operating and other non-operating expenses	(1,558,635)	(99,474)

Loss from discontinued operations	$(1,410,671)	$(99,474)

Deposits

Deposits at December 31, 2012 and 2011 were $82,145 and $3,500, respectively, which consist of earnest money deposits in connection with real estate properties under contract and are included in assets of discontinued operations. The Company expects to collect these deposits during fiscal 2013.

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

MARATHON PATENT GROUP, INC.
(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 3 - DISCONTINUED OPERATIONS (continued)

If management determines that the carrying value of a specific real estate investment is impaired, a write-down is recorded as a charge to current period operations.  The evaluation process is based on estimates and assumptions and the ultimate outcome may be different.

The Company determined that the carrying value of the remaining real estate properties do not exceed the net realizable value and thus did not consider it necessary to record any impairment charges of real estate held for sale at December 31, 2012.  The Company sold 3 real estate properties generating gross profit of $147,964 during the year ended December 31, 2012 and is included in loss from discontinued operations. As of December 31, 2012 and 2011, real estate held for sale which includes capitalized improvements amounted to $1,035,570 and $0 respectively and are included in assets of discontinued operations. The Company intends to sell and dispose its remaining real estate holdings during fiscal 2013.

The Company recorded an impairment charge in connection with its mineral rights of $1,256,000 and $99,474 for the year ended December 31, 2012 and for the period from inception, April 30, 2011 to December 31, 2011, respectively, and has been included in loss from discontinued operations.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets were acquired from the acquisition by the Company’s wholly owned subsidiary, Sampo and consisted of the following:

	December 31, 2012	December 31, 2011

Patent rights	$500,925	$-
Accumulated amortization	(8,773)	-
Intangible assets, net	$492,152	$-

The life of the patent rights shall be based on the expiration dates of the patent rights as follows:

US Patent 6,161,149 expires March 13, 2018 or estimated useful life of 5.33 years;
US Patent 6,772,229 expires December 1, 2019 or estimated useful life of 7.05 years; and
US Patent 8,015,495 expires November 16, 2023 or estimated useful life of 11.01 years.

The patent rights are being amortized on a straight-line basis over its respective estimated useful lives. The Company assesses fair market value for any impairment to the carrying values.  As of December 31, 2012 and 2011 management concluded that there was no impairment to the acquired assets.

The weighted average amortization period on total is approximately 7.80 years. Amortization expense for the years ended December 31, 2012 and 2011 was $8,773 and $0, respectively. Future amortization of intangible assets, net is as follows:

2013	70,186
2014	70,186
2015	70,186
2016	70,186
2017 and thereafter	211,408
Total	$492,152

MARATHON PATENT GROUP, INC.
(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 5 – NOTES PAYABLE – RELATED PARTY

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

On November 14, 2012, upon the closing of the Sampo Share Exchange (See Note 1), LVL Patent Group LLC, of which Mr. Croxall is the Chief Executive Officer, and John Stetson, were former members of Sampo, received 4,000,000 and 500,000 shares of the Company’s common stock, respectively, in connection with the Sampo Share Exchange.

NOTE 6 - STOCKHOLDERS' EQUITY (DEFICIT)

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

Common Stock

On January 26, 2012, the Company entered into the Exchange Agreement with Amicor and Amicor Shareholders (see Note 1).  Upon closing of the Share Exchange, on January 26, 2012, the Amicor Shareholders transferred all of the issued and outstanding capital stock of Amicor to the Company in exchange for an aggregate of 10,000,000 shares of the Company’s common stock. Additionally, as further consideration for entering into the Exchange Agreement, certain Amicor Shareholders received ten-year warrants to purchase an aggregate of 6,000,000 shares of the Company’s common stock with an exercise price of 0.50 per share.

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

MARATHON PATENT GROUP, INC.
(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 6 - STOCKHOLDERS' EQUITY (DEFICIT) (continued)

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

On January 26, 2012, contemporaneously with the Share Exchange, the Company also entered into an Option Agreement with Pershing pursuant to which the Company obtained the option (the “Option”) to acquire certain uranium exploration rights and properties held by Pershing for a purchase price of $10.00.  In consideration for issuance of the Option, the Company issued to Pershing (i) a $1,000,000 promissory note payable in installments upon satisfaction of certain conditions, expiring six months following issuance and (ii) 10 million shares of the Company’s common stock (collectively, the “Option Consideration”).  On January 26, 2012, Pershing held 26.65% of interest in the Company. David Rector and Joshua Bleak were former members of the Company’s board of directors. David Rector was a former member of the board of Pershing and Joshua Bleak is the Chief Executive Officer and a director of Continental Resources Group, Inc. (a company which is one of the largest shareholders of Pershing).

Between February1, 2012 and March 30, 2012, the Company sold 1,300,000 shares of the Company’s common stock at a purchase price of $0.50 per share in a private placement to accredited investors, resulting in aggregate net proceeds to the Company of $650,000.

As of December 31, 2012, $930,000 of the principal amount of note has been paid. Under the terms of the note, the Company was required to pay the balance of the note upon completion of a private placement totaling $1 million or more on or before July 26, 2012. The $1.0 million private placement was not completed by that date thus the Company was not required to pay the final $70,000 due under the note and a total of $930,000 has been paid under the note. On June 11, 2012, the Company and Pershing exercised its right under the Option, through the assignment of Pershing’s wholly owned subsidiary, Acquisition Sub, (see Note 1). As a result of the assignment, Acquisition Sub became a wholly owned subsidiary of the Company and the Company acquired all of Pershing’s uranium assets. The Company recorded the 10 million shares at par value or $1,000. Pursuant to ASC 805-50-30-2 “Business Combinations”, the Company determined that if the consideration paid is not in the form of cash, the measurement may be based on either
(i) the cost which is measured based on the fair value of the consideration given or (ii) the fair value of the assets (or net assets) acquired, whichever is more clearly evident and thus more reliably measurable. The Company determined that the fair value of the net assets acquired was a better indicator thus more reliably measurable than the fair value of the common stock issued.

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

MARATHON PATENT GROUP, INC.
(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 6 - STOCKHOLDERS' EQUITY (DEFICIT) (continued)

In connection with the Sampo Exchange Agreement (see Note 1), on November 14, 2012, the Sampo Members  transferred all of the issued and outstanding membership interests of Sampo to the Company in exchange for an aggregate of 9,250,000 shares of the common stock of the Company. Additionally, the Company made a cash payment to Sampo of $500,000 pursuant to the terms of the Sampo Exchange Agreement. The 9,250,000 shares of common stock were valued at par value or $925. In accordance with Accounting Standards Codification ("ASC") 805-50-30 "Business Combinations," the Company determined that if the consideration paid is not in the form of cash, the measurement may be based on either (i) the cost which is measured based on the fair value of the consideration given or (ii) the fair value of the assets (or net assets) acquired, whichever is more clearly evident and thus more reliably measurable. The Company determined that the fair value of the net assets acquired was a better indicator thus more reliably measurable than the fair value of the common stock issued.

Therefore the Company has determined, in accordance with ASC 805-50-30, that the value of the net assets acquired is equivalent to $500,925 which represents the cash consideration paid of $500,000 and the par value of 9,250,000 shares of the Company’s common stock amounting to $925. No independent valuation was done on the net assets or patents acquired before acquisition. The Company deemed that the fair value of the net asset of Sampo amounting to $500,925 is more clearly evident and more reliable measurement basis.

On December 27, 2012, the Company sold an aggregate of 1,089,109 units with gross proceeds to the Company of $866,287 to certain accredited investors pursuant to a subscription agreement. Each unit was sold for a purchase price of $0.80 per unit and consists of: (i) two shares of the Company’s common stock (2,178,218 common stock) and (ii) a five-year warrant to purchase an additional share of common stock at an exercise price of $0.60 per share, subject to adjustment upon the occurrence of certain events such as stock splits and dividends. The sale of units consists of 1,870,000 shares of common stock issued for cash of $743,000, 83,218  shares of common stock for the conversion of unpaid salaries of $33,287 and 225,000 shares of common stock for certain outstanding amounts for legal fees of $90,000 into units at the per unit offering price totaling $866,287. The Company paid placement agent fees of $5,000 in cash to a broker-dealer in connection with the sale of the Units.

Pursuant to a Registration Rights Agreement with the investors, the Company has agreed to file a “resale” registration statement with the SEC covering all shares of the common stock and shares underlying the warrants within 90 days of the final closing date of the sale of units on December 27, 2012 (the “Filing Date”) and to maintain the effectiveness of the registration statement until all securities have been sold or are otherwise able to be sold pursuant to Rule 144. The Company has agreed to use its reasonable best efforts to have the registration statement declared effective within 90 days of the Filing Date (the “Effectiveness Date”). The Company is obligated to pay to investors a fee of 1% per month in cash for every thirty day period up to a maximum of 6%, (i) that the registration statement has not been filed and (ii) following the Effectiveness Date that the registration statement has not been declared effective; provided, however, that the Company shall not be obligated to pay any such liquidated damages if the Company is unable to fulfill its registration obligations as a result of rules, regulations, positions or releases issued or actions taken by the SEC pursuant to its authority with respect to “Rule 415”, provided the Company registers at such time the maximum number of shares of common stock permissible upon consultation with the staff of the SEC.

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

MARATHON PATENT GROUP, INC.
(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 6 - STOCKHOLDERS' EQUITY (DEFICIT) (continued)

The Consulting Warrants have a term of ten years and were exercisable on a cashless basis after twelve months if the shares of common stock underlying the Consulting Warrants are not registered with the Securities and Exchange Commission. In March 2012, the Company entered into a First Amendment to the Consulting Warrants (the "First Amendment") with such consultants to amend the cashless exercise terms of the warrants. The First Amendment provides for the exercise of the Consulting Warrants on a cashless basis immediately upon the execution of the First Amendment. In March 2012, the Company issued an aggregate of 2,722,222 shares of common stock in connection with the exercise of the 3,500,000 Consulting Warrants on a cashless basis. The Company’s former Chief Executive Officer is the President of Melechdavid Inc.

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

The Company also issued a ten-year warrant to purchase an aggregate of 300,000 shares of common stock with an exercise price of $0.50 per share to Daniel Bleak, an outside consultant to the Company, which vests in three equal annual installments with the first installment vesting one year from the date of issuance (the “Additional Consulting Warrant”).  The Additional Consulting Warrant is exercisable on a cashless basis after twelve months in the absence of an effective registration statement covering the resale of the shares of common stock underlying the Additional Consulting Warrant.  Daniel Bleak is the father of Joshua Bleak, a former member of the Company’s board of directors.  The Company did not enter into a consulting agreement with Mr. Bleak.

The 6,500,000 warrants were valued on the grant date at approximately $0.50 per warrant or a total of $3,242,850 using the Black-Scholes option pricing model used for this valuation had the following assumptions: stock price of $0.50 per share (based on the per share price of the Company’s common stock in the most recent private placements), volatility of 191% (estimated using volatilities of similar companies), expected term of approximately ten years, and a risk free interest rate of 1.96%. For the year ended December 31, 2012, the Company recorded stock-based compensation and stock-based consulting expense of $931,280and $1,791,882, respectively. At December 31, 2012, there was a total of $519,688 of unrecognized compensation expense related to these non-vested warrant-based compensation arrangements discussed above.

Between July 2012 and August 2012, the Company issued an aggregate of 605,940 shares of common stock to two warrant holders in connection with the exercise of 1,200,000 stock warrants on a cashless basis.

On December 27, 2012, the Company sold an aggregate of 1,089,109 units with gross proceeds to the Company of $866,287 to certain accredited investors pursuant to a subscription agreement. Each unit was sold for a purchase price of $0.80 per unit and consists of: (i) two shares of the Company’s common stock (2,178,218 common stock) and (ii) a five-year warrant to purchase an additional share of common stock (1,089,109 warrants) at an exercise price of $0.60 per share, subject to adjustment upon the occurrence of certain events such as stock splits and dividends. The warrants may be exercised on a cashless basis. The warrants contains limitations on the holder’s ability to exercise the warrant in the event such exercise causes the holder to beneficially own in excess of 4.99% of the Company’s issued and outstanding common stock, subject to a discretionary increase in such limitation by the holder to 9.99% upon 61 days’ notice.

MARATHON PATENT GROUP, INC.
(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 6 - STOCKHOLDERS' EQUITY (DEFICIT) (continued)

A summary of the status of the Company's outstanding stock warrants and changes during the period then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2011	-	$-	-
Granted	13,589,109	0.51	8.59
Cancelled	(4,800,000)	0.50	9.80
Forfeited	-	-	-
Exercised	(6,200,000)	0.50	9.70
Balance at December 31, 2012	2,589,109	$0.54	6.52

Warrants exercisable at December 31, 2012	1,089,109	$-	-
Weighted average fair value of warrants granted during the year ended December 31, 2012		$0.51

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

The 3,000,000 options were valued on the grant date at approximately $0.48 per option or a total of $1,454,400 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.50 per share (based on the recent selling price of the Company’s common stock at private placements), volatility of 192%, expected term of 5 years, and a risk free interest rate of 0.61%. For the year ended December 31, 2012, the Company recorded stock-based compensation of $1,454,400 in connection with the fully vested options granted above.

On November 14, 2012, in connection with the Sampo Share Exchange and the changes to the Company’s Board of Directors and Executive Officers (see Note 1), Mark Groussman agreed to forfeit to the Company for cancellation, an unvested restricted stock grant equal to 1,000,000 shares of common stock and a fully vested option grant to purchase an aggregate of 1,500,000 shares of common stock. Additionally, John Stetson agreed to forfeit to the Company for cancellation, an unvested restricted stock grant equal to 2,000,000 shares of common stock and a fully vested option grant to purchase an aggregate of 1.500.000 shares of common stock, which were issued in connection with their previously executed employment agreements.  In January 2013, Mr. Stetson entered into a new employment agreement with the Company in connection with his appointment as the Company’s Chief Financial Officer.

MARATHON PATENT GROUP, INC.
(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 6 - STOCKHOLDERS' EQUITY (DEFICIT) (continued)

On November 14, 2012, the Company entered into an employment agreement with Doug Croxall (the “Croxall Employment Agreement”), whereby Mr. Croxall agreed to serve as our Chief Executive Officer for a period of two years, subject to renewal, in consideration for an annual salary of $350,000 and an Indemnification Agreement.  Additionally, under the terms of the Croxall Employment Agreement, Mr. Croxall shall be eligible for an annual bonus if the Company meets certain criteria, as established by the Board of Directors.  As further consideration for his services, Mr. Croxall received a ten year option award to purchase an aggregate of 2,000,000 shares of the Company’s common stock with an exercise price of $0.50 per share, subject to adjustment, which shall vest in 24 equal monthly installments on each monthly anniversary of the date of the Croxall Employment Agreement. The 2,000,000 options were valued on the grant date at approximately $0.48 per option or a total of $968,600 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.50 per share (based on the recent selling price of the Company’s common stock at private placements), volatility of 192%, expected term of 5 years, and a risk free interest rate of 0.61%. For the year ended December 31, 2012, the Company recorded stock-based compensation of $60,538. At December 31, 2012, there was a total of $908,062 of unrecognized compensation expense related to these non-vested warrant-based compensation arrangements discussed above.

A summary of the stock options as of December 31, 2012 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2011	-	-	-
Granted	5,000,000	0.50	10.0
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	(3,000,000)	0.50	10.0
Balance outstanding at December 31, 2012	2,000,000	$0.50	9.87

Options exercisable at end of year	83,333	$0.50
Options expected to vest	1,916,667
Weighted average fair value of options granted during the period		$0.48

Stock options outstanding at December 31, 2012 as disclosed in the above table have approximately $1,000,000 intrinsic value at the end of the year.

NOTE 7 – RELATED PARTY TRANSACTIONS

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

MARATHON PATENT GROUP, INC.
(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 7 – RELATED PARTY TRANSACTIONS (continued)

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

On January 26, 2012, the Company entered into a 1 year consulting agreement with GRQ Consultants, Inc., pursuant to which such consultant will provide certain services to the Company in consideration for which the Company sold to the consultant warrants to purchase an aggregate of 1,750,000 shares of the Company’s common stock with an exercise price of $0.50. Barry Honig is the owner of GRQ Consultants, Inc. GRQ Consultants, Inc. 401(k), which is also owned by Mr. Honig, purchased an aggregate of $500,000 of shares of common stock in the Company’s Private Placement.  In addition, the Company entered into an Option Agreement with Pershing and Mr. Honig is a member of Pershing’s board of directors (see Note 6). Additionally, the Company entered into consulting agreement with Melechdavid Inc. in consideration for which the Company sold to Melechdavid Inc. warrants to purchase an aggregate of 1,750,000 shares of the Company’s common stock with an exercise price of $0.50 per share. The Company’s former Chief Executive Officer is the President of Melechdavid Inc. (see Note 6).

On January 26, 2012 the Company also issued a ten-year warrant to purchase an aggregate of 300,000 shares of common stock with an exercise price of $0.50 per share to Daniel Bleak, an outside consultant to the Company, which vests in three equal annual installments with the first installment vesting one year from the date of issuance. Daniel Bleak is the father of Joshua Bleak, a former member of the Company’s board of directors. Additionally, in August 2012, the Company paid Daniel Bleak $50,000 for research and business advisory services rendered pursuant to a Professional Service Agreement executed on August 1, 2012.

On March 19, 2012, the Company entered into an agreement with California Gold Corp. (“California Gold”), pursuant to which the Company agreed to provide California Gold with a geological review on or prior to March 30, 2012, of the Company’s certain uranium properties in consideration for $125,000 (see Note 9). David Rector, the Company’s former director, is a member of California Gold’s board of directors.

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

Between June 2012 and July 2012, the Company loaned $147,708 to an affiliated company in exchange for a secured promissory note. The note bore 6% interest per annum and shall become due and payable on or before June 29, 2013. This note was secured by a real estate property owned by the affiliated company. In November 2012, the Company collected a total of $218,218 from the affiliated company and such payment was applied towards the principal amount of $147,708 and interest of $70,510.  The Company recognized interest income of $70,510 during the year ended December 31, 2012 and is included in the loss from discontinued operations as this transaction relates to the Company’s real estate business. Barry Honig, the President of the affiliated company, is a shareholder of the Company. Additionally, in August 2012, the Company issued 302,970 shares of common stock in connection with the exercise of 600,000 stock warrants on a cashless basis. The warrant holder was Barry Honig who purchased 600,000 warrants from a third party in June 2012.

MARATHON PATENT GROUP, INC.
(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 7 – RELATED PARTY TRANSACTIONS (continued)

In August 2012, the Company issued 302,970 shares of common stock in connection with the exercise of 600,000 stock warrants on a cashless basis. The warrant holder was Melechdavid Inc. who purchased 600,000 warrants from a third party in June 2012. The Company’s former Chief Executive Officer is the President of Melechdavid Inc. Additionally, in November 2012, the Company received a notice from the former Chief Executive Officer that the former Chief Executive Officer had violated Section 16(b) of the Exchange Act as a result of certain purchases and sales of shares of the Company’s common stock made by the former Chief Executive Officer within a period of less than six months that generated short-swing profits under Section 16(b). In December 2012, the former Chief Executive Officer made a $50,000 payment to the Company in disgorgement of the short-swing profits.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

The following schedule consists of the lease payment to Lessor based from the Agreement:

Due Date of Lease Payments from October 2011	Amount of Lease Payment

On or before the 30th day after the 1st Anniversary - paid	$42,500
On or before the 30th day after the 2nd Anniversary	$70,000
On or before the 30th day after the 3rd Anniversary	$87,500
On or before the 30th day after the 4th Anniversary as the 5th and final payment	$87,500

The Company is required under the terms of the Agreement to make annual rent payments commencing on or before the 30th day after the 5th anniversary and each year thereafter and shall pay $10 for each acre of land contained within the lease premises.

MARATHON PATENT GROUP, INC.
(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 8 – COMMITMENTS AND CONTINGENCIES (continued)

The following schedule consists of the advance royalty payments to Lessor based from the Agreement:

Due Date of Advance Royalty Payments from October 2011	Amount of Advance Royalty Payment

On or before the 30th day after the 1st Anniversary - paid	$42,500
On or before the 30th day after the 2nd Anniversary	$70,000
On or before the 30th day after the 3rd Anniversary	$87,500
On or before the 30th day after the 4th Anniversary as the 5th and final payment	$87,500

The Company shall pay a production royalty of 6.25% of the fair market value of all crude ores containing uranium, canadium and associated and related minerals mined and sold from the leased deposits. When production royalty payments from the sales of ores from the leased premises equal the cumulative amount due to Lessor as advanced royalty payment, the Company shall pay Lessor 12.5% of the fair market value as defined in the Agreement. In November 2012, the Company paid the lease payment and advance royalty payment due on the 1st anniversary of the agreement for a total of $85,000.

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

Agreements Purchased from Pershing Gold Corporation

On June 11, 2012, the Company and Pershing executed the exercise of the Option, through the assignment of Pershing’s wholly owned subsidiary, Acquisition Sub (see Note 5). As a result of the assignment, Acquisition Sub became a wholly owned subsidiary of the Company and the Company acquired all of Pershing’s uranium assets including certain lease agreements in uranium mining claims in Arizona, California and North Dakota.

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

MARATHON PATENT GROUP, INC.
(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 8 – COMMITMENTS AND CONTINGENCIES (continued)

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

NOTE 9 – MARKETABLE SECURITIES

Marketable securities at December 31, 2012 consisted of the following:

	Cost	Gross Unrealized Gains/(losses)	Gross Realized Gains/(losses)	Fair Value

Publicly traded equity securities – available for sale	$125,000	—	(112,500)	$12,500

Available for sale securities are carried at fair value. Unrealized gains or losses on marketable securities - available for sale are recognized on a periodic basis as an element of comprehensive income based on changes in the fair value of the security. Once liquidated, realized gains or losses on the sale of marketable securities available for sale will be reflected in the Company’s net loss for the period in which the security are liquidated. At the end of each period, the Company evaluates the carrying value of the marketable securities for a decrease in value. The Company evaluates the company underlying these marketable securities to determine whether a decline in fair value below the amortized cost basis is other than temporary. If the decline in fair value is judged to be “other- than- temporary”, the cost basis of the individual security shall be written down to fair value as a new cost basis and the amount of the write-down is charged to earnings.

MARATHON PATENT GROUP, INC.
(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 9 – MARKETABLE SECURITIES (continued)

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

At the time of issuance, the Company valued the shares of California Gold and recorded the cost of investment at the fair market value (based on the closing price pursuant to the agreement) of the shares at $0.10 per share or $125,000 and was recorded as other income during the year ended December 31, 2012 as reflected in the accompanying consolidated statement of operations.

The Company evaluated these marketable securities and determined that the fair value is deemed to be other- than- temporary,  the cost basis of the individual security shall be written down to fair value as a new cost basis and the amount of the write-down is charged to earnings. During the year ended December 31, 2012, as a result of the evaluation, the Company has recorded a realized loss on other than temporary decline of $112,500.

NOTE 10 - INCOME TAXES

The Company accounts for income taxes under ASC Topic 740: Income Taxes which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards.  ASC Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company has a net operating loss carryforward for tax purposes totaling approximately $1,227,000 at December 31, 2012, expiring through the year 2032. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after certain ownership shifts.

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the year ended December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Tax benefit computed at "expected" statutory rate	$(2,359,025)	$(37,169)
State income taxes, net of benefit	(60,884)	(492)
Permanent differences :
Impairment expense	437,324	33,820
Stock based compensation and consulting	1,508,371	-
Other permanent differences	(681)	-

Increase in valuation allowance	474,895	3,841
Net income tax benefit	$-	$-

MARATHON PATENT GROUP, INC.
(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 10 - INCOME TAXES (continued)

The table below summarizes the differences between the Companies’ effective tax rate and the statutory federal rate as follows for the period ended:

	December 31, 2012	December 31, 2011

Computed "expected" tax expense (benefit)	(34.0)%	(34.0)%
State income taxes	(5.0)%	(5.0)%
Permanent differences	31.0%	-
Change in valuation allowance	8.0%	39.0%

Effective tax rate	0.0%	0.0%

The Companies have a deferred tax asset which is summarized as follows at:

Deferred tax assets:	December 31, 2012	December 31, 2011
Net operating loss carryover	$478,736	$3,841
Less: valuation allowance	(478,736)	(3,841)
Net deferred tax asset	$-	$-

After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2012, due to the uncertainty of realizing the deferred income tax assets.  The valuation allowance was increased by $474,895.

NOTE 11 – SUBSEQUENT EVENTS

On January 28, 2013, the Company entered into an employment agreement with John Stetson, the Company’s  Chief Financial Officer and Secretary (the “Stetson Employment Agreement”) whereby Mr. Stetson agreed to serve as the Company's Chief Financial Officer for a period of one year, subject to renewal, in consideration for an annual salary of $75,000  Additionally,  Mr. Stetson shall be eligible for an annual bonus if the Company meets certain criteria, as established by the Board of Directors, subject to standard “claw-back rights” in the event of any restatement of any prior period earnings or other results as from which any annual bonus shall have been determined.  As further consideration for his services, Mr. Stetson shall receive a ten year option award to purchase an aggregate of 500,000 shares of the Company’s common stock with an exercise price of $0.50 per share, subject to adjustment, which shall vest in three (3) equal annual installments on the beginning on the first annual anniversary of the date of the Stetson Employment Agreement, provided Mr. Stetson is still employed by the Company. In the event of Mr. Stetson’s termination prior to the expiration of his employment term under his employment agreement, unless he is terminated for Cause (as defined in the Stetson Employment Agreement), or in the event Mr. Stetson resigns without Good Reason (as defined in the Stetson Employment Agreement), the Company shall pay to him a lump sum in an amount equal to the sum of his (i) base salary for the prior 12 months plus (ii) his annual bonus amount during the prior 12 months.

On February 15, 2013, the Company filed the Certificate with the Secretary of State of the State of Nevada in order to effectuate the Name Change to Marathon Patent Group, Inc. (see Note 1). The Name Change will be effective for the principal market for the Shares, the Over-the-Counter Bulletin Board, upon approval by the Financial Industry Regulatory Authority (“FINRA”) at which time the new trading symbol “MARA” will also become effective.

MARATHON PATENT GROUP, INC.
(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 11 – SUBSEQUENT EVENTS (continued)

On March 1, 2013, Mr. Nathaniel Bradley was appointed as the Company’s Chief Technology Officer and President of IP Services. Pursuant to the Employment Agreement between the Company and Mr. Bradley dated March 1, 2013 (“Bradley Employment Agreement”), Mr. Bradley shall serve as the Company’s Chief Technology Officer and President of IP Services for two (2) years. The Bradley Employment Agreement shall be automatically renewed for successive one (1) year periods thereafter. Mr. Bradley shall be entitled to a base salary at an annual rate of $195,000, with such upward adjustments as shall be determined by the Board in its sole discretion. Mr. Bradley shall also be entitled to an annual bonus if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board for earning bonuses. Mr. Bradley shall be awarded five (5) year stock options to purchase an aggregate of one million (1,000,000) shares of the Company’s common stock, with a strike price based on the closing price of the Company’s common stock on March 1, 2013 as reported by the OTC Bulletin Board, vesting in twenty-four (24) equal installments on each monthly anniversary of March 1, 2013, provided Mr. Bradley is still employed by the Company on each such date.

On March 1, 2013, Mr. James Crawford was appointed as the Company’s Chief Operating Officer. Pursuant to the Employment Agreement between the Company and Mr. Crawford dated March 1, 2013 (“Crawford Employment Agreement”), Mr. Crawford shall serve as the Company’s Chief Operating Officer for two (2) years. The Crawford Employment Agreement shall be automatically renewed for successive one (1) year periods thereafter. Mr. Crawford shall be entitled to a base salary at an annual rate of $185,000, with such upward adjustments as shall be determined by the Board in its sole discretion. Mr. Crawford shall also be entitled to an annual bonus if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board for earning bonuses. Mr. Crawford shall be awarded five (5) year stock options to purchase an aggregate of five hundred thousand (500,000) shares of the Company’s common stock, with a strike price based on the closing price of the Company’s common stock on March 1, 2013 as reported by the OTC Bulletin Board, vesting in twenty-four (24) equal installments on each monthly anniversary of March 1, 2013, provided Mr. Crawford is still employed by the Company on each such date.

On March 8, 2013, Mr. Joshua Bleak and Mr. David Rector tendered their resignations as members of the Board of the Company.

On March 8, 2013, the Board appointed Mr. Craig Nard and Mr. William Rosellini to fill the vacancies created by the resignation of Mr. Bleak and Mr. Rector. Pursuant to the Independent Director Agreement between the Company and Mr. Nard and Mr. Rosellini dated March 8, 2013. Each director shall be granted five (5) year stock options to purchase an aggregate of one hundred thousand (100,000) shares of the Company’s common stock, with a strike price based on the closing price of the Company’s common stock on March 8, 2013 as reported by the OTC Bulletin Board. The options shall vest as follows: 33% the first anniversary hereof; 33% on the second anniversary and 34% on the third anniversary, and shall be subject to the Company’s stock plan as in effect from time to time, including any clawback and termination provisions therein. The option agreements shall provide for cashless exercise features. Such agreement shall be terminated upon resignation or removal of Mr. Nard and Mr. Rosellini as members of the Board.

In February 2013, the Company sold 2 real estate properties generating revenues of approximately $440,000. The Company intends to sell and dispose its remaining real estate holdings during fiscal 2013.

On March 6, 2013, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Augme Technologies (“Seller”) whereby Seller agreed to sell to the Company certain office equipment, data, documentation, and business information related to the Seller’s business and assign agreements and prospective clients and business opportunities to the Company. In consideration for the assets and assigned agreements, the Company shall pay $10,000 at closing and provide litigation assistance as defined in the Agreement. As additional consideration, the Company also entered into a 2 year Service Agreement (the “Service Agreement”) with the Seller whereby the Seller shall engage the Company to provide consulting services including patent litigation matters, sale, license involving the Seller’s intellectual property and general consulting services to continue the Seller’s business operations.

MARATHON PATENT GROUP, INC.
(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 11 – SUBSEQUENT EVENTS (continued)

The Company shall provide certain fixed hours of services per month without additional compensation to the Company pursuant to the Service Agreement. In the event the Seller request for additional hours of the Company’s services, the Seller shall be billed $350 for each additional hour of services provided by the Company. Pursuant to the Agreement, the Company shall also assume certain office lease agreement in connection with an office located in Tucson, Arizona. The term of the office lease is currently set to expire on July 31, 2013 and the base rent of the office lease is $4,774 per month.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2012, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to our limited internal audit function, our Disclosure Controls were not effective as of December 31, 2012, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the President and Treasurer, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2012, management identified significant deficiency related to (i) our internal audit functions and (ii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of December 31, 2012.

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

Changes in Internal Control over Financial Reporting.

During the year ended December 31, 2012, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors and significant employees as of the March 26, 2013:

Name and Address	Age	Date First Elected or Appointed	Position(s)

Doug Croxall	44	November 14, 2012	Chief Executive Officer and Chairman
John Stetson	27	June 26, 2012	Chief Financial Officer, Secretary and Director
Nathaniel Bradley	36	March 1, 2013	Chief Technology Officer and President of IP Services
James Crawford	38	March 1, 2013	Chief Operating Officer
Stuart Smith	53	January 26, 2012	Director
Craig Nard	47	March 8, 2013	Director
William Rosellini	33	March 8, 2013	Director

Each director serves until our next annual meeting of the stockholders or unless they resign earlier. The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors.

Background of officers and directors

The following is a brief account of the education and business experience during at least the past five years of our officers and directors, indicating each person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Doug Croxall - Chief Executive Officer and Chairman

Mr. Croxall, 44, has served as the Chief Executive Officer and Founder of LVL Patent Group LLC, a privately owned patent licensing company, since 2009.  From 2003 to 2008, Mr. Croxall served as the Chief Executive Officer and Chairman of FirePond, a software company that licensed configuration pricing and quotation software to Fortune 1000 companies. Mr. Croxall earned a Bachelor of Arts degree in Political Science from Purdue University in 1991 and a Master of Business Administration from Pepperdine University in 1995.  Mr. Croxall was chosen as a director of the Company based on his knowledge of and relationships in the patent acquisition and monetization business.

John Stetson - Chief Financial Officer, Secretary and Director

Mr. Stetson, 27, has been the Managing Member of HS Contrarian Investments LLC since 2011 and the President of Stetson Capital Investments, Inc. since 2010.  Mr. Stetson was an Investment Analyst from 2008 to 2009 for Heritage Investment Group and worked in the division of Corporate Finance of Toll Brothers from 2007 to 2008. The Board believes his industry business makes him a valuable member of the Board.

Nathaniel Bradley - Chief Technology Officer and President of IP Services

Mr. Bradley, 36, is a recognized pioneer and active expert in the new media internet technology sector. He is the named inventor of several internet technology patents and patents pending with U.S. Patent and Trademark Office. Over the past decade, Mr. Bradley has been involved in the invention, reduction to practice, commercial licensing, and enforcement of foundational internet and mobile technology patents. In addition, Mr. Bradley is developing an intellectual property operation at the University of Arizona Science & Technology Park in Tucson. Prior to AudioEye, Inc., Mr. Bradley was Chairman of the Board of Modavox®, founder and Managing Member of Kino Digital, Kino Communications, Kino Interactive and currently serves as the Chief Technology Officer of Augme Technologies, Inc and its subsidiary Hipcricket, Inc. and currently serves as a managing member of Bradley Brothers, LLC, an Arizona-based investment company. Previous to his career in the technology field, which began in 1999, Mr. Bradley was a General Manager for Intercontinental Hotels and a marketing manager for The Westin La Paloma Resort. Mr. Bradley lives in Tucson, Arizona with his wife and two sons. Mr. Bradley currently also serves as a director of AudioEye, Inc. since 2005 and as Chief Executive Officer and President of AudioEye, Inc. since July 2007.

James Crawford - Chief Operating Officer

Mr. Crawford, 38, was a founding member of Kino Interactive, LLC, a developer of enhanced communication software and digital media solutions, and of AudioEye, Inc. Mr. Crawford’s experience as an entrepreneur spans the entire life cycle of companies from start-up capital to compliance officer and director of reporting public companies. Prior to his involvement as Chief Operating Officer of AudioEye, Inc., Mr. Crawford served as a director and officer of Augme Technologies, Inc. beginning March 2006, and assisted the company in maneuvering through the initial challenges of acquisitions executed by the company through 2011 that established the company as a leading mobile marketing company in the United States. Mr. Crawford is experienced in public company finance and compliance functions. He has extensive experience in the area of intellectual property creation, management and licensing. Mr. Crawford also served on the board of directors Modavox® and Augme Technologies, and as founder and managing member of Kino Digital, Kino Communications, and Kino Interactive; and currently continues to serve as the Chief Operating Officer of Augme Technologies, Inc. and its subsidiary Hipcricket, IncMr. Crawford currently serves as a director, Chief Operating Officer and Treasurer of AudioEye, Inc. since August 2012.

Stuart Smith- Director

Stuart H. Smith, 52, is a practicing plaintiff attorney licensed in Louisiana. He is a founding partner of the New Orleans-based law firm SmithStag, LLC. Smith has practiced law for nearly 25 years, litigating against oil companies and other energy-related corporations for damages associated with radioactive oilfield waste, referred to within the oil and gas industry as technologically enhanced radioactive material (TERM). In 2001, Smith was lead counsel in an oilfield radiation case that resulted in a verdict of $1.056 billion against ExxonMobil for contaminating private property it leased from the Grefer family in Harvey, Louisiana. Smith has been interviewed and his cases have been covered by a variety of media outlets, including CNN's Andersen Cooper 360, BBC World News, Fox News, The New York Times, The Washington Post, USA Today, Lawyers Weekly USA, The Times-Picayune, The Baton Rouge Advocate, The Hill, The Associated Press, Bloomberg, National Public Radio, Radio America, and Washington Post Radio. Mr. Smith was chosen to be a member of our Board of Directors based on knowledge of complex litigation.

Craig Nard - Director

Mr. Nard, 47, is the Tom J.E. and Bette Lou Walker Professor of Law and Director of the Center for Law, Technology & the Arts and the FUSION program at Case Western Reserve University since 2005. He is also a Senior Lecturer at the World Intellectual Property Organization Academy in Torino, Italy. Mr. Nard is frequently asked to serve as an expert witness and consultant in patent litigation and is widely published in the area of patent law, with scholarly articles appearing in many of the most prominent law journals. He is also the author of a leading patent law casebook, The Law of Patents, and a co‐author of The Law of Intellectual Property. Prior to entering the legal academy, Mr. Nard clerked for the Honorable Giles S. Rich and Helen W. Nies of the United States Court of Appeals for the Federal Circuit in Washington, D.C. and, before that, was a patent litigator in Dallas, Texas. He is a member of the Texas bar, and is licensed to practice before the United States Patent & Trademark Office. The Board has determined that Mr. Nard’s academic experience in intellectual property law makes him a valuable member of the Board.

William Rosellini - Director

William Rosellini, 33, is Founder and Chairman of Microtransponder Inc. and Rosellini Scientific, LLC. Dr. Rosellini previously served as the founding CEO of Microtransponder from 2006 to 2012 and Lexington Technology Group in 2012. During his tenures as CEO he has raised nearly $30M in venture funding and $10M in NIH grants. Dr. Rosellini has been named a MTBC Tech Titan and a GSEA Entrepreneur of the Year and has testified to Congress on the importance of non-dilutive funding for inventors and researchers. Dr. Rosellini holds a BA in economics from the University of Dallas, a JD from Hofstra Law, an MBA and MS of Accounting from the University of Texas, a MS of Computational Biology from Rutgers, a MS of Regulatory Science from USC and a MS of Neuroscience from University of Texas. Previously, Dr. Rosellini was a right handed pitcher who played in Arizona Diamondbacks system. The Board has determined that Dr. Rosellini’s medical technology expertise and industry knowledge and experience will make him a valuable member of the Board.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions, since we have been focusing our efforts on obtaining financing for the company. We expect to adopt a code as we develop our business.

Family Relationships

There are no family relationships between any of our directors, executive officers or directors.

Involvement in Certain Legal Proceedings

During the past ten years, none of our officers, directors, promoters or control persons have been involved in any legal proceedings as described in Item 401(f) of Regulation S-K.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.

Director Independence

Mr. Stuart Smith, Mr. Craig Nard and Dr. William Rosellini are "independent" directors based on the definition of independence in the listing standards of the NASDAQ Stock Market.

Committees of the Board of Directors

Due to our size, we have not formally designated a nominating committee, an audit committee, a compensation committee, or committees performing similar functions.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to partially combine these roles.  Due to the small size of the Company, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions partially combined.

Our Board of Directors is primarily responsible for overseeing our risk management processes.  The Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding the Company’s assessment of risks. The Board of Directors focuses on the most significant risks facing us and our general risk management strategy, and also ensures that risks undertaken by us are consistent with the Board of Directors’s appetite for risk. While the Board of Directors oversees the Company, our management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing the Company and that our board leadership structure supports this approach.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of the our common stock and other equity securities, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2012, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis, except that David Rector, Joshua Bleak, Kathleen Glasier, George Glasier, David Andrews, Pershing Gold Corp., Mark Groussman are late in filing their Forms 3 and John Stetson, Pershing Gold Corp., Mark Groussman are late in filing their Forms 4.

ITEM 11: EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2012 and 2011 awarded to, earned by or paid to our executive officers. The value attributable to any Option Awards and Stock Awards reflects the grant date fair values of stock awards calculated in accordance with FASB Accounting Standards Codification Topic 718. As described further in Note 6 – Stockholders’ Equity (Deficit) – Common Stock Option to our consolidated year-end financial statements, a discussion of the assumptions made in the valuation of these option awards and stock awards.

Name and Principal Position	Year	Salary	Bonus Awards	Stock Awards	Other Incentive Compensation	Non-Equity Plan Compensation	Nonqualified Deferred Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Doug Croxall CEO and Chairman	2012 2011	40,385 -	- -	- -	968,600 -	- -	- -	- -	1,008,985 -
John Stetson (1) CFO and Secretary	2012 2011	8,654 -	- -	33,287 -	-(3) -	- -	- -	- -	41,941 -
Mark Groussman (2) Former CEO	2012 2011	44,384 -	- -	- -	-(4) -	- -	- -	- -	44,384 -

(1) John Stetson was appointed as President, COO and a director on June 26, 2012. On November 14, 2012, John Stetson resigned as the Company’s President and Chief Operating Officer and was re-appointed as the Chief Financial Officer and Secretary on January 28, 2013.

(2) Mark Groussman was appointed as the Chief Executive Officer of the Company on June 11, 2012 and resigned as the Company’s Chief Executive Officer on November 14, 2012.
(3) John Stetson was awarded a ten year option award to purchase an aggregate of 1,500,000 shares of the Company’s common stock with an exercise price of$0.50 per share and was cancelled on November 14, 2012 upon resignation.
(4) Mark Groussman was awarded a ten year option award to purchase an aggregate of 1,500,000 shares of the Company’s common stock with an exercise price of$0.50 per share and was cancelled on November 14, 2012 upon resignation.

Employment Agreements

On November 14, 2012, the Company entered into an employment agreement with Doug Croxall (the “Croxall Employment Agreement”), whereby Mr. Croxall agreed to serve as our Chief Executive Officer for a period of two years, subject to renewal, in consideration for an annual salary of $350,000 and an Indemnification Agreement. Additionally, under the terms of the Croxall Employment Agreement, Mr. Croxall shall be eligible for an annual bonus if the Company meets certain criteria, as established by the Board of Directors.  As further consideration for his services, Mr. Croxall received a ten year option award to purchase an aggregate of Two Million (2,000,000) shares of the Company’s common stock with an exercise price of $0.50 per share, subject to adjustment, which shall vest in twenty-four (24) equal monthly installments on each monthly anniversary of the date of the Croxall Employment Agreement.

On January 28, 2013, the Company entered into an employment agreement with John Stetson, its Chief Financial Officer and Secretary (the “Stetson Employment Agreement”) whereby Mr. Stetson agreed to serve as the Company's Chief Financial Officer for a period of one year, subject to renewal, in consideration for an annual salary of $75,000  Additionally,  Mr. Stetson shall be eligible for an annual bonus if the Company meets certain criteria, as established by the Board of Directors, subject to standard “claw-back rights” in the event of any restatement of any prior period earnings or other results as from which any annual bonus shall have been determined.  As further consideration for his services, Mr. Stetson shall receive a ten year option award to purchase an aggregate of Five Hundred Thousand (500,000) shares of the Company’s common stock with an exercise price of $0.50 per share, subject to adjustment, which shall vest in three (3) equal annual installments on the beginning on the first annual anniversary of the date of the Stetson Employment Agreement, provided Mr. Stetson is still employed by the Company. In the event of Mr. Stetson’s termination prior to the expiration of his employment term under his employment agreement, unless he is terminated for Cause (as defined in the Stetson Employment Agreement), or in the event Mr. Stetson resigns without Good Reason (as defined in the Stetson Employment Agreement), the Company shall pay to him a lump sum in an amount equal to the sum of his (i) base salary for the prior 12 months plus (ii) his annual bonus amount during the prior 12 months.

Directors’ Compensation

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2012 and 2011 awarded to, earned by or paid to our directors. The value attributable to any Warrant Awards reflects the grant date fair values of stock awards calculated in accordance with FASB Accounting Standards Codification Topic 718. As described further in Note 6 – Stockholders’ Equity (Deficit) – Common Stock Warrants to our consolidated year-end financial statements, a discussion of the assumptions made in the valuation of these warrant awards.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Warrant awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Stuart Smith 2012 2011	- -	- -	124,725 -	- -	- -	- -	124,725 -
David Rector (1) 2012 2011	- -	- -	124,725 -	- -	- -	- -	124,725 -
Joshua Bleak (2) 2012 2011	- -	- -	349,230 -	- -	- -	- -	349,230 -
George Glasier 2012 2011	- -	- -	-(3) -	- -	- -	- -	- -

(1) David Rector resigned from his position as Director of the Company on March 8, 2013.

(2) Joshua Bleak resigned from his position as Director of the Company on March 8, 2013.

(3) George Glasier was awarded a ten year warrant to purchase an aggregate of 1,500,000 shares of the Company’s common stock with an exercise price of $0.50 per share and was cancelled on June 11, 2012 upon resignation.

Grants of Plan Based Awards and Outstanding Equity Awards at Fiscal Year-End

On August 1, 2012, our board of directors and stockholders adopted the 2012 Equity Incentive Plan, pursuant to which 10,000,000 shares of our common stock are reserved for issuance as awards to employees, directors, consultants, advisors and other service providers.

Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Doug Croxall (1)	83,333	1,916,667	-	$0.50	11/14/2022	-	-	-	-

(1) On November 14, 2012, Mr. Croxall received an option to purchase an aggregate of 2,000,000 shares of Common Stock at $0.50 per share. The option shall become exercisable during the term of Mr. Croxall’s employment in twenty-four (24) equal monthly installments on each monthly anniversary of the date of the Mr. Croxall’s employment.

Long-Term Incentive Plan

On August 1, 2012, our board of directors and stockholders adopted the 2012 Equity Incentive Plan, pursuant to which 10,000,000 shares of our common stock are reserved for issuance as awards to employees, directors, consultants, advisors and other service providers.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the Board of Directors or compensation committee of any other entity that has one or more of its executive officers serving as a member of our Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 26, 2013: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of March 26, 2013, there were 45,546,310 shares of our common stock outstanding.

		Amount and Nature of Beneficial Ownership (1)
Name and Address of Beneficial Owner	Common Stock	Options	Warrants	Total	Percentage of Common Stock (%)

Doug Croxall (Chairman and CEO)	4,000,000(2)	166,666(3)	0	4, 166,666	9.11%

John Stetson (CFO and Director)	1,175,718(4)	500,000(5)	41,609(6)	1,717,327	3.73%

Nathaniel Bradley (CTO)	0	83,334(7)	0	83,334	*

James Crawford (COO)	0	41,667(8)	0	41,667	*

Stuart Smith (Director)	0	0	0	0	0

Craig Nard (Director)	0	0(9)	0	0	0

William Rosellini (Director)	0	0(10)	0	0	0
All Directors and Executive Officers (seven persons)	5,175,718	791,667	41,609	6,008,994	12.96%

(1) In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on March 26, 2013, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on March 26, 2013 (45,546,310), and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred and on exercise of the warrants and options, subject to limitations on conversion and exercise as more fully described in note 10 below. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.
(2) Held by LVL Patent Group LLC, over which Mr. Croxall holds voting and dispositive power.
(3) Excluding options to purchase 1,833,334 shares of common stock that do not vest and are not exercisable within 60 days.
(4) Held by Stetson Capital Investments, Inc. Mr. Stetson is the President of Stetson Capital Investments, Inc. and in such capacities is deemed to have voting and dispositive power over shares held by such entities.
(5) Represent options to purchase an aggregate of 500,000 shares of the Company’s common stock at an exercise price of $0.50 per share which shall vest in three equal annual installments beginning on January 28, 2014.
(6) Represent a warrant to purchase 41,609 shares of the Company’s common stock at an exercise price of $0.60.
(7) Excluding options to purchase 91,666 shares of common stock that do not vest and are not exercisable within 60 days of March 26, 2013.
(8) Excluding options to purchase 458,333 shares of common stock that do not vest and are not exercisable within 60 days of March 26, 2013.
(9) Excluding options to purchase 100,000 shares of common stock that do not vest and are not exercisable within 60 days of March 26, 2013.
(10) Excluding options to purchase 100,000 shares of common stock that do not vest and are not exercisable within 60 days of March 26, 2013.

* Under 1 percent of the issued and outstanding shares as of March 26, 2013.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

On January 26, 2012, the Company entered into a 1 year consulting agreement with GRQ Consultants, Inc., pursuant to which such consultant will provide certain services to the Company in consideration for which the Company sold to the consultant warrants to purchase an aggregate of 1,750,000 shares of the Company’s common stock with an exercise price of $0.50. Barry Honig is the owner of GRQ Consultants, Inc. GRQ Consultants, Inc. 401(k), which is also owned by Mr. Honig, purchased an aggregate of $500,000 of shares of common stock in the Company’s Private Placement.  In addition, the Company entered into an Option Agreement with Pershing and Mr. Honig is a member of Pershing’s board of directors (see Note 6). Additionally, the Company entered into consulting agreement with Melechdavid Inc. in consideration for which the Company sold to Melechdavid Inc. warrants to purchase an aggregate of 1,750,000 shares of the Company’s common stock with an exercise price of $0.50 per share. The Company’s former Chief Executive Officer is the President of Melechdavid Inc. (see Note 6).

On January 26, 2012 the Company also issued a ten-year warrant to purchase an aggregate of 300,000 shares of common stock with an exercise price of $0.50 per share to Daniel Bleak, an outside consultant to the Company, which vests in three equal annual installments with the first installment vesting one year from the date of issuance. Daniel Bleak is the father of Joshua Bleak, a former member of the Company’s board of directors. Additionally, in August 2012, the Company paid Daniel Bleak $50,000 for research and business advisory services rendered pursuant to a Professional Service Agreement executed on August 1, 2012.

On March 19, 2012, the Company entered into an agreement with California Gold Corp. (“California Gold”), pursuant to which the Company agreed to provide California Gold with a geological review on or prior to March 30, 2012, of the Company’s certain uranium properties in consideration for $125,000 (see Note 9). David Rector, the Company’s former director, is a member of California Gold’s board of directors.

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

Between June 2012 and July 2012, the Company loaned $147,708 to an affiliated company in exchange for a secured promissory note. The note bore 6% interest per annum and shall become due and payable on or before June 29, 2013. This note was secured by a real estate property owned by the affiliated company. In November 2012, the Company collected a total of $218,218 from the affiliated company and such payment was applied towards the principal amount of $147,708 and interest of $70,510.  The Company recognized interest income of $70,510 during the year ended December 31, 2012 and is included in the loss from discontinued operations as this transaction relates to the Company’s real estate business. Barry Honig, the President of the affiliated company, is a shareholder of the Company.

Additionally, in August 2012, the Company issued 302,970 shares of common stock in connection with the exercise of 600,000 stock warrants on a cashless basis. The warrant holder was Barry Honig who purchased 600,000 warrants from a third party in June 2012.

In August 2012, the Company issued 302,970 shares of common stock in connection with the exercise of 600,000 stock warrants on a cashless basis. The warrant holder was Melechdavid Inc. who purchased 600,000 warrants from a third party in June 2012. The Company’s former Chief Executive Officer is the President of Melechdavid Inc. Additionally, in November 2012, the Company received a notice from the former Chief Executive Officer that the former Chief Executive Officer had violated Section 16(b) of the Exchange Act as a result of certain purchases and sales of shares of the Company’s common stock made by the former Chief Executive Officer within a period of less than six months that generated short-swing profits under Section 16(b). In December 2012, the former Chief Executive Officer made a $50,000 payment to the Company in disgorgement of the short-swing profits.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2012, and 2011, we engaged KBL, LLP, as our independent auditor. For the years ended December 31, 2012, and 2011, we incurred fees as discussed below:

Fiscal Year Ended
	December 31, 2012	December 31, 2011

Audit fees	27,500	3,500
Audit – related fees	-	-
Tax fees	-	-
All other fees	-	-

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements. All other fees relate to professional services rendered in connection with the review of the quarterly financial statements.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee’s policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, the audit committee may also pre-approve particular services on a case-by-case basis. Our audit committee approved all services that our independent accountants provided to us in the past two fiscal years.

PART IV

ITEM 15. EXHIBITS

EXHIBIT

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on December 9, 2011)
3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on December 9, 2011)
3.3	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on February 20, 2013)
10.1	Form of Option Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 14, 2011)
10.2	Form of Promissory Note (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 30, 2012)
10.3	Share Exchange Agreement (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on March 14, 2011)
10.4	Form of Warrant (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on January 30, 2012)
10.5
Agreement of Conveyance, Transfer and Assignment of Assets and Assumptions of Obligations (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on January 30, 2012)

10.6	Stock Purchase Agreement for Split-Off (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on January 30, 2012)
10.7	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on March 14, 2011)
10.8	Employment Agreement between the Company and George Glasier (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on January 30, 2012)
10.9	Form of Consulting Agreement (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on January 30, 2012)
10.10	Form of Director Warrant (with vesting) (Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the SEC on January 30, 2012)
10.11	Form of Directors and Officers Indemnification Agreement (Incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed with the SEC on January 30, 2012)
10.12
Mining Lease Agreement by and between Kyle Kimmerle and the Company, dated November 2, 2011 (Incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed with the SEC on March 14, 2011)

10.13
Mining Lease Agreement by and between Charles Kimmerle and the Company, dated November 2, 2011(Incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed with the SEC on March 14, 2011)

10.14
Mining Lease Agreement by and between Kimmerle Mining LLC and the Company, dated November 2, 2011(Incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed with the SEC on March 14, 2011)

10.15
Mining Lease Agreement by and among Kyle Kimmerle, David Kimmerle  and Charles Kimmerle and the Company, dated November 2, 2011(Incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed with the SEC on March 14, 2011)

10.16
Mining Lease Agreement by and among Kyle Kimmerle, Kimmerle Mining LLC and the Company, dated November 2, 2011(Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on March 16, 2011)

10.17
Mining Lease Agreement by and between David Kimmerle and the Company, dated November 2, 2011(Incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K filed with the SEC on March 14, 2011)

10.18
Mining Lease Agreement by and between B-Mining Company and the Company, dated November 2, 2011(Incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K filed with the SEC on March 14, 2011)

10.19
Mining Lease Agreement by and between Carla Rosas Zepeda and the Company, dated November 2, 2011(Incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K filed with the SEC on March 14, 2011)

10.20
Mining Lease Agreement by and between Andrews Mining LLC and the Company, dated November 2, 2011(Incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K filed with the SEC on March 14, 2011)

10.21
Lease Assignment/Acceptance Agreement by and between Nuclear Energy Corporation LLC and the Company, dated December 28, 2011(Incorporated by reference to Exhibit 10.21 to the Current Report on Form 8-K filed with the SEC on March 14, 2011)

10.22
Rental Agreement by and between the Company and Silver Hawk Ltd., dated January 1, 2012 (Incorporated by reference to Exhibit 10.22 to the Current Report on Form 8-K filed with the SEC on March 14, 2011)

10.23	Mining Claim & Lease Sale/Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 14, 2012)
10.24	Option Agreement for Purchase of Mining Claims (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 15, 2012)
10.25	Forms of Quitclaim Deed (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on March 15, 2012)
10.26	Agreement with California Gold Corp., dated March 19, 2012 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 23, 2012)
10.27	Consulting Agreement, dated January 26, 2012 (Incorporated by reference to Exhibit 10.23 to the Current Report on Form 8-K filed with the SEC on April 10, 2012)
10.28	Rescission Agreement dated as of June 11, 2012 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 15, 2012)
10.29	Assignment Agreement dated as of June 11, 2012 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 15, 2012)
10.30	Share Exchange Agreement (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on November 20, 2012)
10.31	Employment Agreement between the Company and Doug Croxall (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on November 20, 2012)
10.32	Consulting Agreement with C&H Capital, Inc. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the SEC on November 20, 2012)
10.33	Form of Indemnification Agreement between the Company and Doug Croxall (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed with the SEC on November 20, 2012)
10.34	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on December 28, 2012)
10.35	Form of Warrant (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on December 28, 2012)
10.36	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the SEC on December 28, 2012)
10.37
Employment Agreement between the Company and Nathaniel Bradley dated March 1, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 6, 2013)

10.38
Employment Agreement between the Company and James Crawford dated March 1, 2013 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 6, 2013)

10.39
Independent Director Agreement between the Company and Craig Nard dated March 8, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 11, 2013)

10.40
Independent Director Agreement between the Company and William Rosellini dated March 8, 2013 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 11, 2013)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Section 1350 Certification of the Chief Executive Officer *
32.2	Section 1350 Certification of the Chief Financial Officer *
101.ins	XBRL Instance Document**
101.sch	XBRL Taxonomy Schema Document**
101.cal	XBRL Taxonomy Calculation Document**
101.def	XBRL Taxonomy Linkbase Document**
101.lab	XBRL Taxonomy Label Linkbase Document**
101.pre	XBRL Taxonomy Presentation Linkbase Document**

* Filed herein

** In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 28, 2013

MARATHON PATENT GROUP, INC.

By:	/s/ Doug Croxall
Name: Doug Croxall
Title: Chief Executive Officer and Chairman
(Principal Executive Officer)

By:	/s/ John Stetson
Name: John Stetson
Title: Chief Financial Officer, Secretary and Director
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Doug Croxall	Chief Executive Officer and Chairman (Principal Executive Officer)	March 28, 2013
Doug Croxall

/s/ John Stetson	Chief Financial Officer ,Secretary and Director (Principal Financial Officer)	March 28, 2013
John Stetson

/s/ Stuart Smith	Director	March 28, 2013
Stuart Smith

/s/ Craig Nard	Director	March 28, 2013
Craig Nard

/s/ William Rosellini	Director	March 28, 2013
William Rosellini