Form 10-Q
period 2013-03-31
Marathon Patent Group, Inc.
filed 2013-05-14
CIK 1507605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from __________ to __________

MARATHON PATENT GROUP, INC.
(Exact Name of Registrant as Specified in Charter)

Nevada	333-171214	01-0949984
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

2331 Mill Road, Suite 100, Alexandria, VA		22314
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code: (703) 232-1701

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  51,608,810 shares of common stock are issued and outstanding as of May 14, 2013.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, “Marathon Patent Group, Inc.,” “we,” “us,” “our” and similar terms refer to Marathon Patent Group, Inc., a Nevada corporation, and subsidiaries.

Item 1.  Financial  Statements

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES
(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION )
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS

Current assets:
Cash	$2,916,476	$2,354,169
Marketable securities - available for sale securities	6,250	12,500
Prepaid expenses	30,666	40,333
Assets of discontinued operations - current portion	53,395	82,145
Total current assets	3,006,787	2,489,147

Other assets:
Property and equipment, net	9,722	-
Intangible assets, net	474,605	492,152
Assets of discontinued operations - long term portion	230,088	1,035,570
Total other assets	714,415	1,527,722

Total Assets	$3,721,202	$4,016,869

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$153,169	$57,158
Liabilities of discontinued operations	30,664	30,664
Total liabilities	183,833	87,822

Stockholders' Equity:
Preferred stock, $.0001 par value, 50,000,000 shares
authorized: none issued and outstanding	-	-
Common stock, ($.0001 par value; 200,000,000 shares authorized;
45,546,345 and 45,546,345 issued and outstanding at March 31, 2013 and December 31, 2012	4,555	4,555
Additional paid-in capital	11,192,230	10,972,122
Accumulated other comprehensive income - marketable securities available for sale	(6,250)	-
Deficits accumulated during the development stage	(7,642,670)	(7,037,134)

Total Marathon Patent Group, Inc. equity	3,547,865	3,939,543

Non-controlling interest in subsidiary	(10,496)	(10,496)

Total stockholders' equity	3,537,369	3,929,047

Total liabilities and stockholders' equity	$3,721,202	$4,016,869

See accompanying notes to unaudited consolidated financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES
(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION )
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS	FOR THE THREE MONTHS	PERIOD FROM INCEPTION
	ENDED	ENDED	(APRIL 30, 2011) TO
	MARCH 31, 2013	MARCH 31, 2012	MARCH 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-

Expenses
Compensation and related taxes	426,675	840,943	3,103,137
Consulting fees	45,224	1,829,423	2,087,368
Professional fees	158,472	262,739	673,189
General and administrative	84,006	124,469	401,493
Total operating expenses	714,377	3,057,574	6,265,187

Operating loss from continuing operations	(714,377)	(3,057,574)	(6,265,187)

Other income (expenses)
Other income	-	125,000	125,000
Realized loss other than temporary decline - available for sale	-	-	(112,500)
Interest expense	(230)	-	(383)
Interest income	291	-	1,269
Total other income	61	125,000	13,386

Loss from continuing operations before provision for income taxes	(714,316)	(2,932,574)	(6,251,801)

Provision for income taxes	-	-	-

Loss from continuing operations	(714,316)	(2,932,574)	(6,251,801)

Discontinued operations:
Gain (loss) from discontinued operations, net of tax	108,780	(27,305)	(1,401,365)

Net loss	(605,536)	(2,959,879)	(7,653,166)

Less: Net loss attributable to non-controlling interest	-	-	10,496

Net loss attributable to Marathon Patent Group, Inc.	$(605,536)	$(2,959,879)	$(7,642,670)

Loss per common share, basic and diluted:
Loss from continuing operations	$(0.02)	$(0.09)	$(0.22)
Loss from discontinued operations	0.00	(0.00)	(0.05)
	$(0.01)	(0.09)	$(0.27)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - Basic and Diluted	45,546,345	32,894,061	28,225,822

See accompanying notes to unaudited consolidated financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES
(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION )
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE THREE MONTHS	FOR THE THREE MONTHS	PERIOD FROM INCEPTION
	ENDED	ENDED	(APRIL 30, 2011) TO
	MARCH 31, 2013	MARCH 31, 2012	MARCH 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss attributable to Marathon Patent Group, Inc.	$(605,536)	$(2,959,879)	$(7,642,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	17,547	-	26,320
Depreciation expense	278	-	278
Stock based compensation on warrants granted	49,197	2,536,075	2,772,359
Stock based compensation on options granted	170,911	-	1,685,849
Common stock issued for services	-	75,000	198,287
Non-controlling interest	-	-	(10,496)
Non-cash other income	-	(125,000)	(125,000)
Realized loss other than temporary decline - available for sale	-	-	112,500
Impairment of mineral rights	-	-	1,355,474
Impairment of assets of discontinued operations	-	-	30,248

Changes in operating assets and liabilities
Assets of discontinued operations - current portion	28,750	-	(33,395)
Prepaid expenses	9,667	(88,855)	(47,266)
Deposits	-	3,500	(3,500)
Assets of discontinued operations - long term portion	-	-	3,915
Accounts payable and accrued expenses	96,011	75,260	153,170

Net cash used in operating activities	(233,175)	(483,899)	(1,523,927)

Cash flows from investing activities:
Acquisition of mineral rights	-	(325,000)	(325,000)
Acquisition of patents	-	-	(500,000)
Note receivable - related party	-	-	(147,708)
Collection on note receivable - related party	-	-	147,708
Purchase of property and equipment	(10,000)	-	(10,000)
Sale of real estate property (discontinued operations)	817,482	-	1,393,959
Acquisition of real estate property	-	-	(1,366,627)
Capitalized cost related to improvements of real estate property (discontinued operations)	(12,000)	-	(257,420)
Net cash provided by (used in) investing activities	795,482	(325,000)	(1,065,088)

Cash flows from financing activities:
Payment on note payable	-	(930,000)	(930,000)
Payment on note payable - related party	-	(152,974)	(152,974)
Payment in connection with the cancellation of stock and rescission agreement	-	-	(132,000)
Proceeds from disgorgement of former officer short swing profits	-	-	50,000
Proceeds from advances payables	-	-	100,000
Proceeds from promissory note - related party	-	-	53,500
Proceeds from sale of common stock, net of issuance costs	-	5,768,965	6,516,965
Net cash provided by financing activities	-	4,685,991	5,505,491

Net increase in cash	562,307	3,877,092	2,916,476

Cash at beginning of period	2,354,169	129,152	-

Cash at end of period	$2,916,476	$4,006,244	$2,916,476

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$230	$-	$383
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of a note payable to a related party in connection with the purchase of mining rights	$-	$-	$99,474
Issuance of common stock for advances payable	$-	$100,000	$100,000
Assumption of prepaid assets upon exercise of option agreement	$-	$-	$43,157
Assumption of accounts payable upon exercise of option agreement	$-	$-	$30,664
Issuance of a note payable in connection with an option agreement	$-	$1,000,000	$930,000
Issuance of common stock in connection with an option agreement	$-	$5,000,000	$1,000
Common stock issued for acquisition of patents	$-	$-	$925

See accompanying notes to unaudited consolidated financial statements.

MARATHON PATENT GROUP, INC.
(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

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

On August 1, 2012, the shareholders holding a majority of the Company’s voting capital voted in favor of (i) changing the name of the Company to “Fidelity Property Group, Inc.” and (ii) the adoption the 2012 Equity Incentive Plan and reserving 10,000,000 shares of common stock for issuance thereunder (the “2012 Plan”).  The board of directors of the Company (the “Board of Directors”) approved the name change and the adoption of the 2012 Plan on August 1, 2012. The Company did not file an amendment to its Articles of Incorporation with the Secretary of State of Nevada and subsequently abandoned the decision to adopt the “Fidelity Property Group, Inc.” name.

On October 1, 2012, the shareholders holding a majority of the Company’s voting capital voted and authorized the Company to (i) change the name of the Company to Marathon Patent Group, Inc. (the “Name Change”) and (ii) effectuate a reverse stock split of the Company’s common stock by a ratio of 3-for-2 (the “Reverse Split”) within one year from the date of approval of the stockholders of the Company.  The Board of Directors of the Company approved the Name Change and the Reverse Split on October 1, 2012. The Company’s Board of Directors determined the name “Marathon Patent Group, Inc.” better reflects the long-term strategy in exploring other opportunities and the identity of the Company going forward.  On February 15, 2013, the Company filed the Certificate of Amendment with the Secretary of State of the State of Nevada in order to effectuate the Name Change. Currently, the Reverse Split has been authorized by the Company’s shareholders but has not been effectuated.

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
MARCH 31, 2013

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

Under the terms of the Rescission Agreement, the Company’s employment agreement with Mr. Glasier resigned and all options, warrants and rights to acquire any shares of the Company’s common stock, whether vested or unvested, were terminated as of the date of the Rescission Agreement.  Additionally, under the terms of the Rescission Agreement, the Company’s lease for certain office space, dated as of January 26, 2012 with Silver Hawk Ltd., an entity owned and controlled by George Glasier and Kathleen Glasier, was terminated.

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

The Company is an Intellectual Property (“IP”) company that serves patent owners ranging from individual inventors to Fortune 500 corporations. The Company’s objective is to provide a focused and comprehensive set of IP services that range from analysis of existing IP assets, idea creation, development, prosecution, commercialization, licensing and enforcement. The Company provides its clients proprietary analytics, IP valuation methods, partnering opportunities, infringement tracking, patent analysis, strategies, tactics, enforcement and reporting among others.  Consequently, the Company decided to discontinue its real estate business and intends to sell and dispose its remaining real estate holdings during fiscal 2013.

MARATHON PATENT GROUP, INC.
(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

On March 6, 2013, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Augme Technologies (“Seller”) whereby Seller agreed to sell to the Company certain office equipment, data, documentation, and business information related to the Seller’s business and assign agreements and prospective clients and business opportunities to the Company. In consideration for the assets and assigned agreements, the Company paid $10,000 at closing and provides litigation assistance as defined in the Agreement. As additional consideration, the Company also entered into a 2 year Service Agreement (the “Service Agreement”) with the Seller whereby the Seller shall engage the Company to provide consulting services including patent litigation matters, sale, license involving the Seller’s intellectual property and general consulting services to continue the Seller’s business operations. The Company recorded the $10,000 payment which was primarily attributable to property and equipment.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in a deficit accumulated during the development stage of approximately $7.7 million as of March 31, 2013, negative cash flows from operating activities and net loss of $233,175 and $605,536, respectively, for the three months ended March 31, 2013.  The Company anticipates further losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Based on current operating plans, the current resources of the Company, after taking into account the net funds received during the three months ended March 31, 2013 from the sales and disposal of the remaining real estate properties, are expected to be sufficient for at least the next twelve months. The Company may choose to raise additional funds in connection with any future acquisition of additional intellectual property assets, operating businesses or other assets that it may choose to pursue. There can be no assurance, however, that any such opportunities will materialize. Moreover, any potential financing would likely be dilutive to the Company’s stockholders.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principle of Consolidation

The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and present the financial statements of the Company and its wholly-owned subsidiaries. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances were eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of March 31, 2013, and the results of operations and cash flows for the three months ended March 31, 2013 have been included. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year. The accounting policies and procedures employed in the preparation of these condensed consolidated financial statements have been derived from the audited financial statements of the Company for the year ended December 31, 2012, which are contained in Form 10-K as filed with the Securities and Exchange Commission on March 28, 2013. The consolidated balance sheet as of December 31, 2012 was derived from those financial statements.

MARATHON PATENT GROUP, INC.
(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. For the three months ended March 31, 2013, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management include, but are not limited to, the assumptions used to calculate fair value of warrants and options granted, common stock issued for services, and common stock issued in connection with an option agreement and the valuation of mineral rights.

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
MARCH 31, 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.
Investment measured at fair value on a recurring basis:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Marketable securities – available for sale, net of discount for effect of restriction	$-	$-	$6,250

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
MARCH 31, 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Prepaid Expenses

Prepaid expenses of $30,666 and $40,333 at March 31, 2013 and December 31, 2012, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses include prepayments in cash of public relation services and consulting and prepaid insurance which are being amortized over the terms of their respective agreements.

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

Basic and Diluted Net Loss per Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. The Company has 4,200,000 options and 2,589,109 warrants outstanding at March 31, 2013 and was excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s net loss.

MARATHON PATENT GROUP, INC.
(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table sets forth the computation of basic and diluted loss per share:

	For the Three Months ended March 31, 2013	For the Three Months ended March 31, 2012

Loss from continuing operations	$(714,316)		$(2,932,574)
Gain (loss) from discontinued operations	$108,780		$(27,305)

Denominator:
Denominator for basic and diluted loss per share
(weighted-average shares)	45,546,345		32,894,061

Loss per common share, basic and diluted:
Loss from continuing operations	$(0.02)	$	(0.09)
Loss from discontinued operations	$(0.00)		$(0.00)

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
MARCH 31, 2013

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

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, on testing for indefinite-lived intangible assets for impairment. The new guidance provides an entity to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. The Company’s adoption of this accounting guidance does not have a material impact on the consolidated financial statements and related disclosures.

There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 - DISCONTINUED OPERATIONS

During June 2012, the Company decided to discontinue its exploration and potential development of uranium and vanadium minerals business and prior periods have been restated in the Company’s consolidated financial statements and related footnotes to conform to this presentation. Additionally, in November 2012, the Company decided to discontinue its real estate business and intends to sell and dispose its remaining real estate holdings during fiscal 2013. The Company is now engaged in the acquisition, development and monetization of intellectual property through both the prosecution and licensing of its own patent portfolio, the acquisition of additional intellectual property or partnering with others to defend and enforce their patent rights.

The remaining assets and liabilities of discontinued operations are presented in the balance sheet under the caption “Assets and Liabilities of discontinued operation" and relates to the discontinued operations of the uranium and vanadium minerals business and real estate business. The carrying amounts of the major classes of these assets and liabilities are summarized as follows:

	March 31, 2013	December 31, 2012
Assets:
Prepaid expenses – current portion	$-	$-
Deposits in real estate under contract	53,395	82,145
Deposit	-	-
Real estate held for sale	230,088	1,035,570
Assets of discontinued operations	$283,483	$1,117,715

Liabilities:
Accounts payables and accrued expenses	$30,664	$30,664
Liabilities of discontinued operations	$30,664	$30,664

MARATHON PATENT GROUP, INC.
(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 3 - DISCONTINUED OPERATIONS (continued)

The following table indicates selected financial data of the Company’s discontinued operations of its uranium and vanadium minerals business and real estate business.

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012
Revenues – real estate	$986,951	$-
Cost of sales- real estate	(817,483)	-
Gross profit	169,468	-
Operating and other non-operating expenses	(60,688)	(27,305)

Gain (loss) from discontinued operations	$108,780	$(27,305)

Deposits

Deposits at March 31, 2013 and December 31, 2012 were $53,395 and $82,145, respectively, which consist of earnest money deposits in connection with real estate properties under contract and are included in assets of discontinued operations. The Company expects to collect these deposits during fiscal 2013.

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

The Company determined that the carrying value of the remaining real estate properties do not exceed the net realizable value and thus did not consider it necessary to record any impairment charges of real estate held for sale at March 31, 2013.  The Company sold 4 real estate properties generating gross profit of $169,468 during the three months ended March 31, 2013 and is included in gain (loss) from discontinued operations. As of March 31, 2013 and December 31, 2012, real estate held for sale which includes capitalized improvements amounted to $230,088 and $1,035,570 respectively and are included in assets of discontinued operations. The Company intends to sell and dispose its remaining real estate holdings during fiscal 2013.

MARATHON PATENT GROUP, INC.
(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 4 – INTANGIBLE ASSETS

Intangible assets were acquired from the acquisition by the Company’s wholly owned subsidiary, Sampo and consisted of the following:

	March 31, 2013	December 31, 2012

Patent rights	$500,925	$500,925
Accumulated amortization	(26,320)	(8,773)
Intangible assets, net	$474,605	$492,152

The life of the patent rights shall be based on the expiration dates of the patent rights as follows:

US Patent 6,161,149 expires March 13, 2018 or estimated useful life of 5.33 years;
US Patent 6,772,229 expires December 1, 2019 or estimated useful life of 7.05 years; and
US Patent 8,015,495 expires November 16, 2023 or estimated useful life of 11.01 years.

The patent rights are being amortized on a straight-line basis over its respective estimated useful lives. The Company assesses fair market value for any impairment to the carrying values.  As of March 31, 2013 and December 31, 2012 management concluded that there was no impairment to the acquired assets.

The weighted average amortization period on total is approximately 7.80 years. Amortization expense for the three months ended March 31, 2013 and 2012 was $17,547 and $0, respectively. Future amortization of intangible assets, net is as follows:

2013	52,639
2014	70,186
2015	70,186
2016	70,186
2017 and thereafter	211,408
Total	$474,605

NOTE 5 - STOCKHOLDERS' EQUITY

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
MARCH 31, 2013

NOTE 5 - STOCKHOLDERS' EQUITY (continued)

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

Between February1, 2012 and March 31, 2012, the Company sold 1,300,000 shares of the Company’s common stock at a purchase price of $0.50 per share in a private placement to accredited investors, resulting in aggregate net proceeds to the Company of $650,000.

During fiscal 2012, $930,000 of the principal amount of note has been paid. Under the terms of the note, the Company was required to pay the balance of the note upon completion of a private placement totaling $1 million or more on or before July 26, 2012. The $1.0 million private placement was not completed by that date thus the Company was not required to pay the final $70,000 due under the note and a total of $930,000 has been paid under the note. On June 11, 2012, the Company and Pershing exercised its right under the Option, through the assignment of Pershing’s wholly owned subsidiary, Acquisition Sub, (see Note 1). As a result of the assignment, Acquisition Sub became a wholly owned subsidiary of the Company and the Company acquired all of Pershing’s uranium assets. The Company recorded the 10 million shares at par value or $1,000. Pursuant to ASC 805-50-30-2 “Business Combinations”, the Company determined that if the consideration paid is not in the form of cash, the measurement may be based on either (i) the cost which is measured based on the fair value of the consideration given or (ii) the fair value of the assets (or net assets) acquired, whichever is more clearly evident and thus more reliably measurable. The Company determined that the fair value of the net assets acquired was a better indicator thus more reliably measurable than the fair value of the common stock issued.

MARATHON PATENT GROUP, INC.
(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 5 - STOCKHOLDERS' EQUITY (continued)

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

In connection with the Sampo Exchange Agreement (see Note 1), on November 14, 2012, the Sampo Members  transferred all of the issued and outstanding membership interests of Sampo to the Company in exchange for an aggregate of 9,250,000 shares of the common stock of the Company. Additionally, the Company made a cash payment to Sampo of $500,000 pursuant to the terms of the Sampo Exchange Agreement. The 9,250,000 shares of common stock were valued at par value or $925. In accordance with Accounting Standards Codification ("ASC") 805-50-30 "Business Combinations," the Company determined that if the consideration paid is not in the form of cash, the measurement may be based on either (i) the cost which is measured based on the fair value of the consideration given or (ii) the fair value of the assets (or net assets) acquired, whichever is more clearly evident and thus more reliably measurable. The Company determined that the fair value of the net assets acquired was a better indicator thus more reliably measurable than the fair value of the common stock issued.Therefore the Company has determined, in accordance with ASC 805-50-30, that the value of the net assets acquired is equivalent to $500,925 which represents the cash consideration paid of $500,000 and the par value of 9,250,000 shares of the Company’s common stock amounting to $925. No independent valuation was done on the net assets or patents acquired before acquisition. The Company deemed that the fair value of the net asset of Sampo amounting to $500,925 is more clearly evident and more reliable measurement basis.

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
MARCH 31, 2013

NOTE 5 - STOCKHOLDERS' EQUITY (continued)

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

The Company issued warrants to purchase an aggregate of 2,700,000 shares of common stock at an exercise price of $0.50 per share to Joshua Bleak, David Rector, Stuart Smith and George Glasier, in consideration for their services as directors of the Company (the “Director Warrants”). The Director Warrants have a term of ten years and are exercisable on a cashless basis after twelve months if the shares of common stock underlying the Director Warrants are not registered with the Securities and Exchange Commission.  The Director Warrants issued to Mr. Smith, Mr. Rector and Mr. Bleak vest in three equal annual installments with the first installment vesting one year from the date of issuance.  The Director Warrant issued to Mr. Glasier is immediately exercisable. On March 8, 2013, Mr. Joshua Bleak and Mr. David Rector tendered their resignations as members of the Board of Directors of the Company.

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

The 6,500,000 warrants were valued on the grant date at approximately $0.50 per warrant or a total of $3,242,850 using the Black-Scholes option pricing model used for this valuation had the following assumptions: stock price of $0.50 per share (based on the per share price of the Company’s common stock in the most recent private placements), volatility of 191% (estimated using volatilities of similar companies), expected term of approximately ten years, and a risk free interest rate of 1.96%. For the three months ended March 31, 2013 and 2012, the Company recorded stock-based compensation and stock-based consulting expense of $49,197 and $2,536,075, respectively. At March 31, 2013, there was a total of $144,820 of unrecognized compensation expense related to these non-vested warrant-based compensation arrangements discussed above.

Between July 2012 and August 2012, the Company issued an aggregate of 605,940 shares of common stock to two warrant holders in connection with the exercise of 1,200,000 stock warrants on a cashless basis.

MARATHON PATENT GROUP, INC.
(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 5 - STOCKHOLDERS' EQUITY (continued)

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

A summary of the status of the Company's outstanding stock warrants and changes during the period then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2012	2,589,109	$0.54	6.52
Granted	-	-	-
Cancelled	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Balance at March 31, 2013	2,589,109	$0.54	6.27

Warrants exercisable at March 31, 2013	1,589,109	$0.57
Weighted average fair value of warrants granted during the period ended		$-

Common Stock Option

In August 2012, the Company entered into executive employment agreements (the “Employment Agreement”) with Mark Groussman, the former Chief Executive Officer of the Company and John Stetson, the former President and Chief Operating Officer of the Company (the “Executives”). In connection with the Employment Agreement, the Company granted to Executives an aggregate of 3,000,000 10-year options to purchase shares of common stock at $0.50 per share which vest in full upon issuance. The Company also granted Mr. Groussman 1,000,000 restricted shares which shall vest as follows: 1/3 after the Company achieves at least $800,000 in gross profits; 1/3 after the Company achieves at least $1,200,000 in gross profits and 1/3 after the Company achieves at least $1,600,000 in gross profits. The Company granted Mr. Stetson 2,000,000 restricted shares which shall vest as follows: 1/3 after the Company achieves at least $800,000 in gross profits; 1/3 after the Company achieves at least $1,200,000 in gross profits and 1/3 after the Company achieves at least $1,600,000 in gross profits. The Company shall account for the restricted shares once vested pursuant to the terms of the Employment Agreement.

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
MARCH 31, 2013

NOTE 5 - STOCKHOLDERS' EQUITY (continued)

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

On November 14, 2012, the Company entered into an employment agreement with Doug Croxall (the “Croxall Employment Agreement”), whereby Mr. Croxall agreed to serve as our Chief Executive Officer for a period of two years, subject to renewal, in consideration for an annual salary of $350,000 and an Indemnification Agreement.  Additionally, under the terms of the Croxall Employment Agreement, Mr. Croxall shall be eligible for an annual bonus if the Company meets certain criteria, as established by the Board of Directors.  As further consideration for his services, Mr. Croxall received a ten year option award to purchase an aggregate of 2,000,000 shares of the Company’s common stock with an exercise price of $0.50 per share, subject to adjustment, which shall vest in 24 equal monthly installments on each monthly anniversary of the date of the Croxall Employment Agreement. The 2,000,000 options were valued on the grant date at approximately $0.48 per option or a total of $968,600 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.50 per share (based on the recent selling price of the Company’s common stock at private placements), volatility of 192%, expected term of 5 years, and a risk free interest rate of 0.61%. For the three months ended March 31, 2013, the Company recorded stock-based compensation of $121,075. At March 31, 2013, there was a total of $786,987 of unrecognized compensation expense related to these non-vested warrant-based compensation arrangements discussed above.

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

On March 1, 2013, Mr. Nathaniel Bradley was appointed as the Company’s Chief Technology Officer and President of IP Services. Pursuant to the Employment Agreement between the Company and Mr. Bradley dated March 1, 2013 (“Bradley Employment Agreement”), Mr. Bradley shall serve as the Company’s Chief Technology Officer and President of IP Services for two (2) years. The Bradley Employment Agreement shall be automatically renewed for successive one (1) year periods thereafter. Mr. Bradley shall be entitled to a base salary at an annual rate of $195,000, with such upward adjustments as shall be determined by the Board in its sole discretion. Mr. Bradley shall also be entitled to an annual bonus if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board for earning bonuses. Mr. Bradley shall be awarded five (5) year stock options to purchase an aggregate of one million (1,000,000) shares of the Company’s common stock, with a strike price based on the closing price of the Company’s common stock on March 1, 2013 as reported by the OTC Bulletin Board or an exercise price of $0.85 per share, vesting in twenty-four (24) equal installments on each monthly anniversary of March 1, 2013, provided Mr. Bradley is still employed by the Company on each such date.

MARATHON PATENT GROUP, INC.
(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 5 - STOCKHOLDERS' EQUITY (continued)

On March 1, 2013, Mr. James Crawford was appointed as the Company’s Chief Operating Officer. Pursuant to the Employment Agreement between the Company and Mr. Crawford dated March 1, 2013 (“Crawford Employment Agreement”), Mr. Crawford shall serve as the Company’s Chief Operating Officer for two (2) years. The Crawford Employment Agreement shall be automatically renewed for successive one (1) year periods thereafter. Mr. Crawford shall be entitled to a base salary at an annual rate of $185,000, with such upward adjustments as shall be determined by the Board in its sole discretion. Mr. Crawford shall also be entitled to an annual bonus if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board for earning bonuses. Mr. Crawford shall be awarded five (5) year stock options to purchase an aggregate of five hundred thousand (500,000) shares of the Company’s common stock, with a strike price based on the closing price of the Company’s common stock on March 1, 2013 as reported by the OTC Bulletin Board or an exercise price of $0.85 per share, vesting in twenty-four (24) equal installments on each monthly anniversary of March 1, 2013, provided Mr. Crawford is still employed by the Company on each such date.

On March 8, 2013, the Board appointed Mr. Craig Nard and Mr. William Rosellini to fill the vacancies created by the resignation of Mr. Bleak and Mr. Rector. Pursuant to the Independent Director Agreement between the Company and Mr. Nard and Mr. Rosellini dated March 8, 2013, each director shall be granted five (5) year stock options to purchase an aggregate of one hundred thousand (100,000) shares of the Company’s common stock, with a strike price based on the closing price of the Company’s common stock on March 8, 2013 as reported by the OTC Bulletin Board or an exercise price of $0.50 per share. The options shall vest as follows: 33% the first anniversary hereof; 33% on the second anniversary and 34% on the third anniversary, and shall be subject to the Company’s stock plan as in effect from time to time, including any clawback and termination provisions therein. The option agreements shall provide for cashless exercise features. Such agreement shall be terminated upon resignation or removal of Mr. Nard and Mr. Rosellini as members of the Company’s Board of Directors.

The 2,200,000 options granted during the three months ended March 31, 2013 were valued on the grant date at ranging from approximately $0.30 to $0.57 per option or a total of $1,121,430 using the Black-Scholes option pricing model used for this valuation had the following assumptions: stock price ranging from $0.50 to $0.85 per share, volatility of 108% , expected term of ranging from approximately 2.5 to 5 years, and a risk free interest rate ranging from 0.35% to 0.89%. For the three months ended March 31, 2013 the Company recorded stock-based compensation expense of $49,835. At March 31, 2013, there was a total of $1,071,595 of unrecognized compensation expense related to these non-vested warrant-based compensation arrangements discussed above.

A summary of the stock options as of March 31, 2013 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2012	2,000,000	0.50	9.87
Granted	2,200,000	0.74	6.04
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Balance outstanding at March 31, 2013	4,200,000	$0.63	7.75

Options exercisable at end of period	395,833	$0.59
Options expected to vest	3,804,167
Weighted average fair value of options granted during the period		$0.51

Stock options outstanding at March 31, 2013 as disclosed in the above table have $0 intrinsic value at the end of the period.

MARATHON PATENT GROUP, INC.
(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 6 – RELATED PARTY TRANSACTIONS

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
MARCH 31, 2013

NOTE 6 – RELATED PARTY TRANSACTIONS (continued)

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

In December 2011, the Company, entered into a Lease Assignment and Acceptance Agreement with an affiliated company owned by the former officers of Amicor whereby the affiliated company agreed to assign its mineral rights and interests to the Company under a Surface and Mineral Lease Agreement dated in October 2011 with J.H. Ranch, Inc. located in San Juan County, Utah. The Company agreed to perform all of the affiliated company’s obligation under the Surface and Mineral Lease Agreement, including the payment of all lease payments, annual rents, advanced royalties, production royalties and other compensation as defined in the Agreement. The term of this agreement is 20 years.

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
MARCH 31, 2013

NOTE 7 – COMMITMENTS AND CONTINGENCIES (continued)

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

On January 30, 2012, the Company entered into a Mining Claim and Lease Sale/Purchase Agreement with Robert A. Larson whereby Mr. Larson sold and quitclaimed certain claims to the Company under a quitclaim deed and assigned the lease to the Company pursuant to a lease assignment in consideration for an aggregate purchase price One Hundred and Fifty Thousand Dollars ($150,000).  Pursuant to the terms of the agreement and the Quitclaim Deed, the Company shall pay to Mr. Larson a Production Royalty, on a quarterly basis, equal to 5% of the fair market value (calculated pursuant to the terms of the Quitclaim Deed) of all crude ores containing uranium, vanadium and associated and related minerals mined and shipped or sold from the Claims or fed to “Initial Process” defined in the Quitclaim Deed as “any processing or milling procedure to up-grade, concentrate or refine crude ores, including custom milling or other processing arrangement whereby title to the crude ore and all products derived therefrom is retained by the Company. Such property is located in San Miguel County, Colorado consisting of 320 acres more or less. The term of the assigned lease shall be for a period of 10 years and the Company shall have the right to renew and extend for an additional 10 year period. Under the lease, the Company shall pay annual rent payments of $10 for each acre of land contained within the property. Once development, mining and/or production has commenced and defined areas for mining has been designated, the annual rent payment for that portion shall be $25 for each acre designated with the remaining acreage shall continue to be paid at $10 for each acre. The Company shall also pay surface damage as defined in the Lease Sale/Purchase Agreement.

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
MARCH 31, 2013

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

NOTE 8 – MARKETABLE SECURITIES

Marketable securities at March 31, 2013 consisted of the following:

	Cost	Gross Unrealized Gains/(losses)	Gross Realized Gains/(losses)	Fair Value

Publicly traded equity securities – available for sale	$125,000	(6,250)	(112,500)	$6,250

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

In consideration for delivery of the Report, California Gold agreed to pay the Company $125,000, which payment may, at the election of California Gold, be paid in cash or in unregistered shares of California Gold common stock, par value $0.001 per share (the “California Gold Common Stock”), issued by California Gold.  In the event that California Gold elects to deliver the California Gold Common Stock, it shall deliver such number of shares of California Gold Common Stock that shall be equal to the number which results from dividing $125,000 by the lesser of: (i) the closing price of a share of the California Gold Common Stock as quoted on the

MARATHON PATENT GROUP, INC.
(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 8 – MARKETABLE SECURITIES (continued)

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

The Company has recorded unrealized loss of $6,250 as an element of comprehensive income during the three months ended March 31, 2013.

NOTE 9 – SUBSEQUENT EVENTS

In April 2013, the Company sold an aggregate of 31,250 units with gross proceeds to the Company of $25,000 to a certain accredited investor pursuant to a subscription agreement. Each unit was sold for a purchase price of $0.80 per unit and consists of: (i) two shares of the Company’s common stock (62,500 common stock) and (ii) a five-year warrant to purchase an additional share of common stock (31,250 warrants) at an exercise price of $0.60 per share, subject to adjustment upon the occurrence of certain events such as stock splits and dividends. The warrants may be exercised on a cashless basis.

On April 22, 2013, Cyberfone Acquisition Corp. (“Acquisition Corp.”), a Texas corporation and newly formed wholly owned subsidiary of the Company entered into a merger agreement (the “Agreement”) with Cyberfone Systems LLC, a Texas limited liability company (“Cyberfone Systems”), TechDev Holdings LLC (“TechDev”) and The Spangenberg Family Foundation for the Benefit of Children’s Healthcare and Education (“Spangenberg Foundation”).  TechDev and Spangenberg Foundation owned 100% of the membership interests of Cyberfone Systems (collectively, the ‘Cyberfone Sellers”).

Cyberfone Systems owns a foundational patent portfolio that includes claims that provide specific transactional data processing, telecommunications, network and database inventions, including financial transactions. The portfolio, which has a large and established licensing base, consists of ten United States patents and 27 foreign patents and one patent pending. The patent rights that cover digital communications and data transaction processing are foundational to certain applications in the wireless, telecommunications, financial and other industries. IPNavigation Group LLC (“IP Nav”), a Company founded by Erich Spangenberg and associated with the Cyberfone Sellers will continue to support and manage the portfolio of patents and retain a contingent participation interest in all recoveries.  IP Nav provides patent monetization and support services under an existing agreement with Cyberfone Systems.

Pursuant to the terms of the Merger Agreement, Cyberfone Systems merged with and into Acquisition Corp with Cyberfone Systems surviving the merger as the wholly owned subsidiary of the Company (the “Merger”).  The Company (i) issued 6,000,000 shares of common stock to the Cyberfone Sellers (the “Merger Shares”), (ii) paid the Cyberfone Sellers $500,000 cash and (iii) issued a $500,000 promissory note to TechDev (the “Note”).  The Note is non-interest bearing and becomes due June 22, 2013, subject to acceleration in the event of default.  The Company may prepay the Note at any time without premium or penalty. The transaction resulted in a business combination and caused Cyberfone Systems to become a wholly-owned subsidiary of the Company.

Pursuant to ASC 805 “Business Combinations”, the Company shall apply push–down accounting and adjust to fair value all of the assets and liabilities directly on the financial statements of the wholly-owned subsidiary, Cyberfone Systems.

MARATHON PATENT GROUP, INC.
(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 9 – SUBSEQUENT EVENTS (continued)

In addition to the payments described above, within 30 days following the end of each calendar quarter (commencing with the first full calendar quarter following the calendar quarter in which Cyberfone Systems recovers $4 million from licensing or enforcement activities related to the patents), Cyberfone Systems will be required to pay out a certain percentage of such recoveries.

In connection with the Merger and pursuant to a license agreement (the “License Agreement”), Cyberfone Systems granted the Cyberfone Sellers a non-exclusive license-back to the patents owned by Cyberfone Systems and the inventors retain commercialization rights previously granted by Cyberfone Systems or its predecessors.

The Company entered into a registration rights agreement (the “Registration Rights Agreement”) pursuant to which the Company has agreed to file a “resale” registration statement with the Securities and Exchange Commission (“SEC”) covering the resale of the Merger Shares within 90 days of the closing of the Merger (the “Filing Date”).  The Company has agreed to maintain the effectiveness of the registration statement from the effective date until all securities have been sold or are otherwise able to be sold pursuant to Rule 144.  The Company has agreed to use its reasonable best efforts to have the registration statement declared effective within 180 days of the earlier of the date that such registration statement is filed with the SEC and the Filing Date (“the Effectiveness Date”).  The Company is obligated to pay  1% per month, up to a maximum of 6%, of the Cyberfone Sellers’ investment value, payable in cash, for every thirty (30) day period (i) following the Filing Date that the registration statement has not been filed and (ii) following the Effectiveness Date that the registration statement has not been declared effective; provided, however, that the Company shall not be obligated to pay any such liquidated damages if the Company is unable to fulfill its registration obligations as a result of rules, regulations, positions or releases issued or actions taken by the SEC pursuant to its authority with respect to Rule 415, provided the Company registers at such time the maximum number of shares of common stock permissible upon consultation with the staff of the SEC.

On May 1, 2013, TQP Acquisition Corp. (“Acquisition Corp.”), a Texas corporation and newly formed wholly owned subsidiary of the Company entered into a merger agreement (the “Agreement”) with TQP Development LLC, a Texas limited liability company (“TQP Development”), Granicus IP LLC (“Granicus”) and The Spangenberg Family Foundation for the Benefit of Children’s Healthcare and Education (“Spangenberg Foundation”).  Granicus and Spangenberg Foundation own 100% of the membership interests of TQP Development (collectively, the “TQP Sellers”). The closing of the transactions contemplated under the Agreement (the “Closing”) is subject to customary closing conditions as well as the closing of a public or private offering of the Company’s securities in which the Company receives gross proceeds of at least $8 million (the “Trigger Financing”).  If the Company does not consummate the Trigger Financing within 45 days, subject to any mutually agreed upon extension of such time, the Agreement will terminate and be of no further force and effect. Pursuant to the terms of the Agreement, at Closing, TQP Development will merge with and into Acquisition Corp and TQP Development will survive the merger as the wholly owned subsidiary of the Company.  At Closing, the Company will issue 7,000,000 shares of common stock to the TQP Sellers (the “Merger Shares”) and pay the TQP Sellers $6,000,000 cash. In addition to the payments described above, within 30 days following the end of each calendar quarter (commencing with the first full calendar quarter following the calendar quarter in which TQP Development recovers $20 million from licensing or enforcement activities related to the patents), TQP Development will be required to pay out a percentage of such recoveries.

TQP Development owns a foundational patent portfolio that consists of one United States patent covering data encryption technology. IP Navigation Group LLC (“IP Nav”), a Company founded by Erich Spangenberg and associated with the TQP Sellers will continue to support and manage the portfolio and retain a contingent participation interest in all recoveries.  IP Nav provides patent monetization and support services under an existing agreement with TQP Development. At Closing, TQP Development will grant the TQP Sellers a non-exclusive license-back to the patents owned by TQP Development and the inventors will retain commercialization rights previously granted by TQP Development or its predecessors. Additionally, at Closing, the Company will enter into a registration rights agreement pursuant to which the Company will agree to file a “resale” registration statement with the Securities and Exchange Commission covering the resale of the Merger Shares within 90 days of the Closing.

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

Overview

Marathon Patent Group , Inc. (the “Company” or “we”) is an intellectual property company that serves patent owners ranging from individual inventors to Fortune 500 corporations. Our IP services team devises strategies that allow our clients to maximize the value of their IP assets. In addition, to generating revenues through IP consulting engagements, we partner with inventors and patent owners to monetize patent portfolios through IP licensing campaigns.  Our objective is to provide a focused and comprehensive set of IP services that range from analysis of existing IP assets, idea creation, development, prosecution, commercialization, licensing and enforcement. We provide our clients proprietary analytics, IP valuation methods, partnering opportunities, infringement tracking, patent analysis, strategies, tactics, enforcement and reporting among others.

Recent Events

On March 6, 2013, we entered into an Asset Purchase Agreement (the “Augme Agreement”) with Augme Technologies (“Augme Seller”) whereby the Augme Seller agreed to sell to us certain office equipment, data, documentation, and business information related to the Augme Seller’s business and assign agreements and prospective clients and business opportunities to us. In consideration for the assets and assigned agreements, we shall pay $10,000 at closing and provide litigation assistance as defined in the Augme Agreement. As additional consideration, we also entered into a 2 year Service Agreement (the “Service Agreement”) with the Augme Seller whereby the Augme Seller shall engage us to provide consulting services including patent litigation matters, sale, license involving the Augme Seller’s intellectual property and general consulting services to continue the Augme Seller’s business operations.

We shall provide certain fixed hours of services per month without additional compensation to us pursuant to the Service Agreement. In the event the Augme Seller request for additional hours of our services, the Augme Seller shall be billed $350 for each additional hour of services provided by us. Pursuant to the Augme Agreement, we shall also assume certain office lease agreement in connection with an office located in Tucson, Arizona. The term of the office lease is currently set to expire on July 31, 2013 and the base rent of the office lease is $4,774 per month.

On April 22, 2013, Cyberfone Acquisition Corp. (“Cyberfone Acquisition Corp.”), a Texas corporation and our newly formed wholly owned subsidiary entered into a merger agreement (the “Cyberfone Agreement”) with Cyberfone Systems LLC, a Texas limited liability company (“Cyberfone Systems”), TechDev Holdings LLC (“TechDev”) and The Spangenberg Family Foundation for the Benefit of Children’s Healthcare and Education (“Spangenberg Foundation”).  TechDev and Spangenberg Foundation owned 100% of the membership interests of Cyberfone Systems (collectively, the ‘Cyberfone Sellers”).

Cyberfone Systems owns a foundational patent portfolio that includes claims that provide specific transactional data processing, telecommunications, network and database inventions, including financial transactions. The portfolio, which has a large and established licensing base, consists of ten United States patents and 27 foreign patents and one patent pending. The patent rights that cover digital communications and data transaction processing are foundational to certain applications in the wireless, telecommunications, financial and other industries. IPNavigation Group LLC (“IP Nav”), a company founded by Erich Spangenberg and associated with the Cyberfone Sellers will continue to support and manage the portfolio of patents and retain a contingent participation interest in all recoveries.  IP Nav provides patent monetization and support services under an existing agreement with Cyberfone Systems.

Pursuant to the terms of the Cyberfone Agreement, Cyberfone Systems merged with and into Cyberfone Acquisition Corp with Cyberfone Systems surviving the merger as our wholly owned subsidiary .  We (i) issued 6,000,000 shares of common stock to the Cyberfone Sellers, (ii) paid the Cyberfone Sellers $500,000 cash and (iii) issued a $500,000 promissory note to TechDev (the “Note”).  The Note is non-interest bearing and becomes due June 22, 2013, subject to acceleration in the event of default.  We may prepay the Note at any time without premium or penalty.

On May 1, 2013, TQP Acquisition Corp. (“TQP Acquisition Corp.”), a Texas corporation and our newly formed wholly owned subsidiary entered into a merger agreement (the “TQP Agreement”) with TQP Development LLC, a Texas limited liability company (“TQP Development”), Granicus IP LLC (“Granicus”) and The Spangenberg Family Foundation for the Benefit of Children’s Healthcare and Education (“Spangenberg Foundation”).  Granicus and Spangenberg Foundation own 100% of the membership interests of TQP Development (collectively, the “TQP Sellers”). The closing of the transactions contemplated under the TQP Agreement (the “Closing”) is subject to customary closing conditions as well as the closing of a public or private offering of our securities in which we receive gross proceeds of at least $8 million (the “Trigger Financing”).  If we do not consummate the Trigger Financing within 45 days, subject to any mutually agreed upon extension of such time, the TQP Agreement will terminate and be of no further force and effect. Pursuant to the terms of the TQP Agreement, at Closing, TQP Development will merge with and into TQP Acquisition Corp and TQP Development will survive the merger as our wholly owned subsidiary.  At Closing, we will issue 7,000,000 shares of common stock to the TQP Sellers and pay the TQP Sellers $6,000,000 cash. In addition to the payments described above, within 30 days following the end of each calendar quarter (commencing with the first full calendar quarter following the calendar quarter in which TQP Development recovers $20 million from licensing or enforcement activities related to the patents), TQP Development will be required to pay out a percentage of such recoveries.

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

Results of Operations

Our business began on April 30, 2011. We are still in our development stage and have generated no revenues to date in connection with our current patent business.

For the Three Months Ended March 31, 2013 and 2012

We incurred operating expenses of $714,377 and $3,057,574 for the three months ended March 31, 2013 and 2012, respectively, a decrease of $2,343,197 or 77%. These expenses primarily consisted of general expenses, compensation, professional fees and consulting incurred in connection with the day to day operation of our business. The operating expenses consisted of the following:

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012
Travel and related expenses	$28,317	$63,979
Professional fees	158,472	262,739
Compensation and related taxes	426,675	840,943
Consulting fees	45,224	1,829,423
Other general and administrative	55,689	60,490
Total	$714,377	$3,057,574

·
Travel and related expenses: Travel expenses were $28,317and $63,979 during the three months ended March 31, 2013 and 2012, respectively, a decrease of $35,662 or 56%. This decrease is due to a decrease in conference campaign and business development related travel.

·
Compensation expense and related taxes: Compensation expense includes salaries and stock-based compensation to our employees. For the three months ended March 31, 2013 and 2012, compensation expense and related payroll taxes were $426,675 and $840,943, respectively, a decrease of $414,268 or 49%, which is primarily attributable to a decrease in stock based compensation of approximately $574,000 in connection with warrant and option grants to our directors and officers offset by an increase in salaries due to hiring our executive and management employees and support staff during the first quarter of 2013.

·
Consulting fees: For the three months ended March 31, 2013 and 2012, we incurred consulting fees of $45,224, and $1,829,423, respectively, a decrease of $1,784,199 or 98%, which is primarily attributable to a decrease in stock based consulting expense of approximately $1.7 million in connection with warrant grants to consultants for consulting on strategic acquisitions and advice on capital restructuring during the three months ended March 31, 2012.

·
Professional fees:  For the three months ended March 31, 2013 and 2012, professional fees were $158,472 and $262,739, respectively, a decrease of $104,267 or 40%, which includes fees incurred for audits and legal fees related to public company filing requirements. The decrease is primarily due to a decrease in legal fees.

·
Other general and administrative expenses: For the three months ended March 31, 2013 and 2012, other general and administrative expenses were $55,689 and $64,490, respectively,  a decrease of $8,801 or 15%, which includes postage, general insurance, automobile, office supplies, utilities, rent expense and office expenses.

Operating Loss from Continuing Operations

We reported an operating loss from continuing operations of $714,377 and $3,057,574 for the three months ended March 31, 2013 and 2012, respectively, a decrease of $2,343,197 or 77%. The decrease in operating loss was due to the decrease in operating expenses described above.

Other Income

Total other income was $61 and $125,000 for the three months ended March 31, 2013 and 2012, respectively, a decrease of $124,939 or 100%. On March 19, 2012, we entered into an agreement with California Gold, pursuant to which we agreed to provide California Gold with a geological review on or prior to March 30, 2012, of our certain uranium properties in consideration for $125,000.  We do not have a comparable other income during the three months ended March 31, 2013.

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

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012
Revenues – real estate	$986,951	$-
Cost of sales- real estate	(817,483)	-
Gross profit	169,468	-
Operating and other non-operating expenses	(60,688)	(27,305)

Gain (loss) from discontinued operations	$108,780	$(27,305)

Net loss

We reported a net loss of $605,536 or $(0.02) per common shares - basic and diluted and $2,959,879 million or $(0.9) per common share - basic and diluted, respectively, for the three months ended March 31, 2013 and 2012, respectively, a decrease of  approximately $2.4 million or 80%.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At March 31, 2013, we had a cash balance of approximately $2.9 million and working capital of approximately $2.8 million. During the three months ended March 31, 2013, we have been funding our operations through the sale of our remaining real estate properties included in our discontinued operations.

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

Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended March 31, 2013, net cash flows used in operating activities was $233,175 and was primarily attributable to our net loss of $605,536 , adjusted for non-cash items such as stock based compensation of $220,108, amortization and depreciation expense of $17,825 and  total changes in assets and liabilities of $134,428 primarily attributable to a decrease in prepaid expenses of $9,667, decrease in assets of discontinued operations of $28,750, and increase in accounts payable and accrued expenses of $96,011.

For the three months ended March 31, 2012, net cash flows used in operating activities was ($483,899) and was primarily attributable to our net loss of $2,959,879, offset by stock based compensation of $2,611,075, and add back non cash other income of $125,000, and total changes in assets and liabilities of $10,095 due to an increase in prepaid expenses of $88,855, decrease in deposits of $3,500 and increase in accounts payable and accrued expenses of $75,260.

Investing Activities

Net cash flows provided by investing activities were $795,482 in connection with the sale of real estate property of $817,482 offset by capitalized cost related to improvements of real estate property of $12,000 and purchase of property and equipment of $10,000 during the three months ended March 31, 2013.

Net cash flows used in investing activities were $325,000 in connection with acquisition of mineral rights during the three months ended March 31, 2012.

Financing Activities

Net cash flows provided by financing activities were $0 and $4,685,991 for the three months ended March 31, 2013 and 2012 respectively. We received net proceeds from the sale of our stocks of $5,768,965 offset by payment on notes payable of $1,082,974.

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

The following table summarizes our contractual obligations as of March 31, 2013, and the effect these obligations are expected to have on our liquidity and cash flows in future periods:

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

With respect to the quarterly period ended March 31, 2013, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s management has concluded that certain disclosure controls and procedures were not effective as of March 31, 2013 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

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

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 26, 2013, the Company issued 31,250 units with gross proceeds to the Company of $25,000 to an accredited investor pursuant to a subscription agreement. Each unit was sold for a purchase price of $0.80 per unit and consists of (i) two shares of the Company’s common stock, $0.0001 par value per share and (ii) a five-year warrant to purchase an additional share of Common Stock at an exercise price of $0.60 per share, subject to adjustment upon the occurrence of certain events such as stock splits and dividends. The warrants may be exercised on a cashless basis. The warrants contains limitations on the holder’s ability to exercise the warrant in the event such exercise causes the holder to beneficially own in excess of 4.99% of the Company’s issued and outstanding common stock, subject to a discretionary increase in such limitation by the holder to 9.99% upon 61 days’ notice.

As discussed under “Management’s Discussion and Analysis of Financial condition and Results of Operations”, on April 22, 2013, the Company issued 6,000,000 shares of common stock to the owners of 100% of the membership interest of Cyberfone Systems in connection with the acquisition of Cyberfone Systems.

As discussed under “Management’s Discussion and Analysis of Financial condition and Results of Operations”, on May 1, 2013, TQP Acquisition entered into the TQP Agreement with TQP Development, and the TQP Sellers. The Closing of the transactions contemplated under the TQP Agreement is subject to customary closing conditions as well as the Trigger Financing.  At Closing, the Company will issue 7,000,000 shares of common stock to the TQP Sellers.

The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering.  The issuance of the securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.ins	XBRL Instance Document**
101.sch	XBRL Taxonomy Schema Document**
101.cal	XBRL Taxonomy Calculation Document**
101.def	XBRL Taxonomy Linkbase Document**
101.lab	XBRL Taxonomy Label Linkbase Document**
101.pre	XBRL Taxonomy Presentation Linkbase Document**

* Filed herein

** In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Amendment to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2013

MARATHON PATENT GROUP, INC.

By:	/s/ Doug Croxall
Name: Doug Croxall
Title: Chief Executive Officer and Chairman
(Principal Executive Officer)

By:	/s/ John Stetson
Name: John Stetson
Title: Chief Financial Officer, Secretary and Director
(Principal Financial Officer)