Form 10-K/A
period 2012-12-31
Marathon Patent Group, Inc.
filed 2013-07-19
CIK 1507605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1
To
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

Registrant’s telephone number, including area code (703) 626-4984

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X ] No [   ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this From 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [   ]  No [ X ]

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

EXPLANATORY NOTE

The purpose of this Amendment on Form 10-K/A to the annual report on Form 10-K for the year ended December 31, 2012 of Marathon Patent Group, Inc. (the “Company”), filed with the Securities and Exchange Commission on March 28, 2013 (the “Form 10-K”), is to revise the Security Ownership of Certain Beneficial Owners and Management and to include Exhibit 21.1.

On July 18, 2013, the Company filed a Certificate of Amendment to its Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada to effectuate a reverse stock split of the Company's issued and outstanding common stock, par value $0.0001 per share at a ratio of 1-for-13.  The reverse stock split will be effectuated on the market on July 22, 2013.  The numbers of shares contained herein DO NOT give retroactive effect to the 1-for-13 reverse stock split.

No other changes have been made to the Form 10-K. This Amendment speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-K.

TABLE OF CONTENTS

		Page

PART III
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	3

PART IV
Item 15.	Exhibits and Financial Statement Schedules	5

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K/A and other written and oral statements made from time to time by us may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties. Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address our growth strategy, financial results and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward looking statements. These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward looking statement can be guaranteed and actual future results may vary materially.

Information regarding market and industry statistics contained in this Annual Report on Form 10-K/A is included based on information available to us that we believe is accurate. It is generally based on industry and other publications that are not produced for purposes of securities offerings or economic analysis. We have not reviewed or included data from all sources. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. We do not assume any obligation to update any forward-looking statement. As a result, investors should not place undue reliance on these forward-looking statements.

As used in this annual report, the terms “we”, “us”, “our”, the “Company”, “Marathon Patent Group, Inc.” and “MARA” mean Marathon Patent Group, Inc. and its subsidiaries, unless otherwise indicated.

PART III

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 26, 2013: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of March 26, 2013, there were 45,546,310 shares of our common stock outstanding.  The numbers set forth below DO NOT give retroactive effect to our 1-for-13 reverse stock split effectuated on July 18, 2013.

		Amount and Nature of Beneficial Ownership (1)
Name and Address of Beneficial Owner	Common Stock	Options	Warrants	Total	Percentage of Common Stock (%)

Officers and Directors

Doug Croxall (Chairman and CEO)	4,000,000(2)	499,998(3)	0	4, 499,998	9.77%

John Stetson (CFO and Director)	895,718 (4)	0(5)	41,609(6)	937,327	2.06%

Nathaniel Bradley (CTO)	0	83,332(7)	0	83,332	*

James Crawford (COO)	0	41,666(8)	0	41,666	*

Stuart Smith (Director)	750,000	0	125,000(9)	875,000	1.92%

Craig Nard (Director)	0	0	0	0	0

William Rosellini (Director)	0	0	0	0	0

All Directors and Executive Officers (seven persons)	5,645,718	624,996	166,609	6,437,323	13.89%

Owners of More than 5% of Class

Barry Honig	3,641,111(10)	0	0	3,641,111	7.99%

Hudson Bay Master Fund Ltd.	3,524,800(11)	0	0	3,524,800	7.74%

(1) In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on the date of March 26, 2013, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on the date of March 26, 2013 (45,546,310), and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred and on exercise of the warrants and options, subject to limitations on conversion and exercise as more fully described in note 10 below. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.
(2) Held by LVL Patent Group LLC, over which Mr. Croxall holds voting and dispositive power.
(3) Represents options to purchase 499,998 shares of common stock with an exercise price of $0.50 per share and excludes options to purchase 1,500,002 shares of common stock that do not vest and are not exercisable within 60 days of March 26, 2013.
(4) Represents 583,218 shares held by Mr. Stetson, individually, 75,000 shares held by HS Contrarian Investments LLC and 237,500 shares held by Stetson Capital Investments, Inc. Mr. Stetson is the President of Stetson Capital Investments, Inc. and the manager of HS Contrarian Investments LLC and in such capacities is deemed to have voting and dispositive power over shares held by such entities.
(5) Excludes options to purchase an aggregate of 500,000 shares of the Company’s common stock at an exercise price of $0.50 per share which shall vest in three equal annual installments beginning on January 28, 2014.
(6) Represents a warrant to purchase 41,609 shares of the Company’s common stock at an exercise price of $0.60 per share.
(7) Represents options to purchase 83,332 shares of common stock with an exercise price of $0.85 per share and excludes options to purchase 916,668 shares of common stock with an exercise price of $0.85 per share that do not vest and are not exercisable within 60 days of March 26, 2013.
(8) Represents options to purchase 41,666 shares of common stock with an exercise price of $0.85 per share and excludes options to purchase 458,334 shares of common stock with an exercise price of $0.85 per share that do not vest and are not exercisable within 60 days of March 26, 2013.
(9) Represents a warrant to purchase 125,000 shares of the Company’s common stock at an exercise price of $0.60 per share.
(10) Represents 680,000 shares of common stock held directly by Mr. Honig, 1,361,111 shares of common stock held by GRQ Consultants, Inc. (“GRQ”) and 1,600,000 shares of common stock held by GRQ Consultants, Inc. 401k Plan (“GRQ 401k Plan”). Mr. Honig is the President of GRQ and the trustee of GRQ 401k Plan and is deemed to hold voting and dispositive power over shares held by such entities.
(11) Based on the Schedule 13G of Hudson Bay Capital Management, L.P. filed with the Securities and Exchange Commission on February 6, 2013. Hudson Bay Capital Management, L.P., which serves as the investment manager to Hudson Bay Master Fund Ltd., may be deemed to be the beneficial owner of all shares of common stock held by Hudson Bay Master Fund Ltd.  Mr. Gerber serves as the managing member of Hudson Bay Capital GP LLC, which is the general partner of Hudson Bay Capital Management, L.P.  Mr. Gerber disclaims beneficial ownership of these securities.

* Under 1 percent of the issued and outstanding shares as of the date of March 26, 2013.

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

21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on June 25, 2013)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Section 1350 Certification of the Chief Executive Officer *
32.1	Section 1350 Certification of the Chief Financial Officer *

*	Filed herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 19, 2013
MARATHON PATENT GROUP, INC.

By:	/s/ Doug Croxall
Name: Doug Croxall
Title: Chief Executive Officer
(Principal Executive Officer)

By:	/s/ John Stetson
Name: John Stetson
Title: Chief Executive Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Doug Croxall	Chief Executive Officer and Chairman (Principal Executive Officer)	Date: July 19, 2013
Doug Croxall

/s/ John Stetson	Chief Financial Officer ,Secretary and Director (Principal Financial Officer)	Date: July 19, 2013
John Stetson

	Director	Date:
Stuart Smith

/s/ Craig Nard	Director	Date: July 19, 2013
Craig Nard

	Director	Date:
William Rosellini