Form 10-Q
period 2013-06-30
Marathon Patent Group, Inc.
filed 2013-08-14
CIK 1507605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  5,333,822 shares of common stock are issued and outstanding as of August 14, 2013.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, “Marathon Patent Group, Inc.,” “we,” “us,” “our” and similar terms refer to Marathon Patent Group, Inc., a Nevada corporation, and subsidiaries.

Item 1.  Financial  Statements

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES
(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION )
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

Current assets:
Cash	$6,391,293	$2,354,169
Accounts receivable	250,000	$-
Marketable securities - available for sale securities	6,250	12,500
Prepaid expenses	445,925	40,333
Assets of discontinued operations - current portion	-	82,145
Total current assets	7,093,468	2,489,147

Other assets:
Property and equipment, net	8,889	-
Intangible assets, net	2,501,984	492,152
Goodwill	2,144,488	-
Assets of discontinued operations - long term portion	-	1,035,570
Total other assets	4,655,361	1,527,722

Total Assets	$11,748,829	$4,016,869

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$392,876	$57,158
Liabilities of discontinued operations	30,664	30,664
Total liabilities	423,540	87,822

Stockholders' Equity:
Preferred stock, $.0001 par value, 50,000,000 shares
authorized: none issued and outstanding	-	-
Common stock, ($.0001 par value; 200,000,000 shares authorized;
5,167,988 and 3,503,565 issued and outstanding at June 30, 2013 and December 31, 2012	517	352
Additional paid-in capital	19,794,687	10,976,325
Accumulated other comprehensive income - marketable securities available for sale	(6,250)	-
Deficits accumulated during the development stage	(8,453,169)	(7,037,134)

Total Marathon Patent Group, Inc. equity	11,335,785	3,939,543

Non-controlling interest in subsidiary	(10,496)	(10,496)

Total stockholders' equity	11,325,289	3,929,047

Total liabilities and stockholders' equity	$11,748,829	$4,016,869

See accompanying notes to unaudited consolidated financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES
(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION )
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED JUNE 30, 2013	FOR THE THREE MONTHS ENDED JUNE 30, 2012	FOR THE SIX MONTHS ENDED JUNE 30, 2013	FOR THE SIX MONTHS ENDED JUNE 30, 2012	PERIOD FROM INCEPTION (APRIL 30, 2011) TO JUNE 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$1,524,979	$-	$1,524,979	$-	$1,524,979

Cost of revenues	760,305	-	760,305	-	760,305

Gross profit	764,674	-	764,674	-	764,674

Expenses
Compensation and related taxes	1,041,353	81,449	1,468,028	922,392	4,144,490
Consulting fees	130,685	27,171	175,909	1,856,594	2,218,053
Professional fees	289,752	107,464	448,224	370,203	962,941
General and administrative	122,976	68,069	206,982	192,538	524,469
Total operating expenses	1,584,766	284,153	2,299,143	3,341,727	7,849,953

Operating loss from continuing operations	(820,092)	(284,153)	(1,534,469)	(3,341,727)	(7,085,279)

Other income (expenses)
Other income	-	-	-	125,000	125,000
Realized loss other than temporary decline - available for sale	-	-	-	-	(112,500)
Interest expense	(229)	-	(459)	-	(612)
Interest income	349	173	640	173	1,618
Total other income	120	173	181	125,173	13,506

Loss from continuing operations before provision for income taxes	(819,972)	(283,980)	(1,534,288)	(3,216,554)	(7,071,773)

Provision for income taxes	-	-	-	-	-

Loss from continuing operations	(819,972)	(283,980)	(1,534,288)	(3,216,554)	(7,071,773)

Discontinued operations:
Income (loss) from discontinued operations, net of tax	9,473	(1,302,620)	118,253	(1,329,925)	(1,391,892)

Net loss	(810,499)	(1,586,600)	(1,416,035)	(4,546,479)	(8,463,665)

Less: Net loss attributable to non-controlling interest	-	101	-	101	10,496

Net loss attributable to Marathon Patent Group, Inc.	$(810,499)	$(1,586,499)	$(1,416,035)	$(4,546,378)	$(8,453,169)

Loss per common share, basic and diluted:
Loss from continuing operations	$(0.19)	$(0.09)	$(0.40)	$(1.16)	$(2.94)
Loss from discontinued operations	0.00	(0.41)	0.03	(0.48)	(0.58)
	(0.19)	(0.50)	$(0.37)	(1.64)	$(3.51)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - Basic and Diluted	4,249,120	3,174,716	3,874,283	2,774,609	2,409,025

See accompanying notes to unaudited consolidated financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES
(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION )
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTHS ENDED JUNE 30, 2013	FOR THE SIX MONTHS ENDED JUNE 30, 2012	PERIOD FROM INCEPTION (APRIL 30, 2011) TO JUNE 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss attributable to Marathon Patent Group, Inc.	$(1,416,035)	$(4,546,378)	$(8,453,169)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	475,680	-	484,453
Amortization of prepaid expense in connection
with the issuance of common stock issued for prepaid services	11,250	-	11,250
Depreciation expense	1,111	-	1,111
Stock based compensation on warrants granted	72,064	2,598,438	2,795,226
Stock based compensation on options granted	405,957	-	1,920,895
Common stock issued for services	564,250	75,000	762,537
Non-controlling interest	-	(101)	(10,496)
Non-cash revenue	(1,000,000)	-	(1,000,000)
Non-cash other income	-	(125,000)	(125,000)
Realized loss other than temporary decline - available for sale	-	-	112,500
Impairment of mineral rights	-	1,256,000	1,355,474
Impairment of assets of discontinued operations	-	30,248	30,248

Changes in operating assets and liabilities
Accounts receivable	(250,000)	-	(250,000)
Assets of discontinued operations - current portion	82,145	20,000	20,000
Prepaid expenses	24,414	(71,600)	(32,519)
Deposits	-	-	(3,500)
Assets of discontinued operations - long term portion	-	3,915	3,915
Accounts payable and accrued expenses	335,718	103,703	392,877

Net cash used in operating activities	(693,446)	(655,775)	(1,984,198)

Cash flows from investing activities:
Acquisition of mineral rights	-	(325,000)	(325,000)
Acquisition of patents	(350,000)	-	(850,000)
Note receivable - related party	-	(133,058)	(147,708)
Collection on note receivable - related party	-	-	147,708
Purchase of property and equipment	(10,000)	-	(10,000)
Sale of real estate property (discontinued operations)	1,052,320	-	1,628,797
Acquisition of real estate property	-	(254,016)	(1,366,627)
Acquisition of Cyberfone Systems, LLC (cash portion)	(500,000)	-	(500,000)
Capitalized cost related to improvements of real estate property (discontinued operations)	(16,750)	-	(262,170)
Net cash provided by (used in) investing activities	175,570	(712,074)	(1,685,000)

Cash flows from financing activities:
Payment on note payable	-	(930,000)	(930,000)
Payment on note payable - related party	-	(152,974)	(152,974)
Payment on note payable in connection with the acquisition of Cyberfone Systems, LLC	(500,000)	-	(500,000)
Payment in connection with the cancellation of stock and rescission agreement	-	(132,000)	(132,000)
Proceeds from disgorgement of former officer short swing profits	-	-	50,000
Proceeds from advances payables	-	-	100,000
Proceeds from promissory note - related party	-	-	53,500
Proceeds from sale of common stock, net of issuance costs	5,055,000	5,768,965	11,571,965
Net cash provided by financing activities	4,555,000	4,553,991	10,060,491

Net increase in cash	4,037,124	3,186,142	6,391,293

Cash at beginning of period	2,354,169	129,152	-

Cash at end of period	$6,391,293	$3,315,294	$6,391,293

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$459	$-	$612
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of a note payable to a related party in connection with
the purchase of mining rights	$-	$-	$99,474
Issuance of common stock for advances payable	$-	$100,000	$100,000
Assumption of prepaid assets upon exercise of option agreement	$-	$43,157	$43,157
Assumption of accounts payable upon exercise of option agreement	$-	$30,664	$30,664
Issuance of a note payable in connection with an option agreement	$-	$930,000	$930,000
Issuance of common stock in connection with an option agreement	$-	$5,000,000	$1,000
Common stock issued for acquisition of patents	$-	$-	$925
Common stock issued in connection with the acquisition of Cyberfone Systems, LLC	$2,280,000	$-	$2,280,000
Issuance of common stock issued for prepaid services	$441,256	$-	$441,256
Acquisition of patents in connection with a non-cash settlement	$1,000,000	$-	$1,000,000

See accompanying notes to unaudited consolidated financial statements.

MARATHON PATENT GROUP, INC.
(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

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

On October 1, 2012, the shareholders holding a majority of the Company’s voting capital had voted and authorized the Company to (i) change the name of the Company to Marathon Patent Group, Inc. (the “Name Change”) and (ii) effectuate a reverse stock split of the Company’s common stock by a ratio of 3-for-2 (the “Reverse Split”) within one year from the date of approval of the stockholders of the Company.  The Board of Directors approved the Name Change and the Reverse Split on October 1, 2012. The Board of Directors determined the name “Marathon Patent Group, Inc.” better reflects the long-term strategy in exploring other opportunities and the identity of the Company going forward.  On February 15, 2013, the Company filed the Certificate of Amendment with the Secretary of State of the State of Nevada in order to effectuate the Name Change. On May 31, 2013, shareholders of record holding a majority of the outstanding voting capital of the Company approved a reverse stock split of the Company’s issued and outstanding common stock by a ratio of not less than one-for-five and not more than one-for-fifteen at any time prior to April 30, 2014, with such ratio to be determined by the Company’s Board of Directors, in its sole discretion. On June 24, 2013, the reverse stock split ratio of one (1) for thirteen (13) basis was approved by the Board of Directors. On July 18, 2013, the Company filed a certificate of amendment to its Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada in order to effectuate a reverse stock split of the Company’s issued and outstanding common stock, par value $0.0001 per share on a one (1) for thirteen (13) basis. All share and per share values for all periods presented in the accompanying consolidated financial statements are retroactively restated for the effect of the reverse stock split.

On January 26, 2012, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with American Strategic Minerals Corporation, a Colorado corporation (“Amicor”) and the shareholders of Amicor (the “Amicor Shareholders”).  Upon closing of the transaction contemplated under the Exchange Agreement (the “Share Exchange”), on January 26, 2012, the Amicor Shareholders transferred all of the issued and outstanding capital stock of Amicor to the Company in exchange for an aggregate of 769,231 post-split (10,000,000 pre-split) shares of the common stock of the Company.  The Share Exchange caused Amicor to become a wholly-owned subsidiary of the Company.  Additionally, as further consideration for entering into the Exchange Agreement, certain Amicor Shareholders received ten-year warrants to purchase an aggregate of 461,538 post-split (6,000,000 pre-split) shares of the Company’s common stock with an exercise price of $6.50 post-split ($0.50 pre-split) per share.  Prior to acquisition by the Company, Amicor owned certain mining and mineral rights.

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

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

On June 11, 2012, the Company entered into a rescission agreement (the “Rescission Agreement”) with Amicor, and the Amicor Shareholders.  Each of the Amicor Shareholders had previously received shares of the Company’s common stock (and certain of the Amicor Shareholders also received warrants to purchase shares of the Company’s common stock) (collectively, the “Shareholder Securities”) pursuant to the Rescission Agreement.   Each of the Amicor Shareholders, with the exception of one, agreed to return the Shareholder Securities to the Company for cancellation and to enter into joint mutual releases with the Company.  Furthermore, pursuant to the terms of the Rescission Agreement, George Glasier resigned from his position as President, Chief Executive Officer and Chairman of the Company; Kathleen Glasier resigned from her position as Secretary of the Company, Michael Moore resigned from his position as Chief Operating Officer and Vice President of the Company and each of David Andrews and Kyle Kimmerle resigned from their position as a director of the Company.  As a result of the foregoing, the Company cancelled 754,359 post-split (9,806,667 pre-split) shares of the Company’s common stock and 369,231 post-split (4,800,000 pre-split) warrants and terminated the mining leases entered into with the Amicor Shareholders. Additionally, the Company paid an aggregate of $132,000 to Amicor Shareholders upon the execution of the Rescission Agreement.

Under the terms of the Rescission Agreement, upon Mr. Glasier’s resignation, the Company’s employment agreement with Mr. Glasier was terminated and all options, warrants and rights to acquire any shares of the Company’s common stock, whether vested or unvested, were terminated as of the date of the Rescission Agreement.  Additionally, under the terms of the Rescission Agreement, the Company’s lease for certain office space, dated as of January 26, 2012 with Silver Hawk Ltd., an entity owned and controlled by George Glasier and Kathleen Glasier, was terminated.

On June 11, 2012, the Company and Pershing Gold Corporation (“Pershing”) exercised its right under the Option Agreement executed in January 2012, through the assignment of Pershing’s wholly owned subsidiary, Continental Resources Acquisition Sub, Inc. (“Acquisition Sub”). As a result of the assignment, Acquisition Sub became a wholly owned subsidiary of the Company and the Company acquired all of Pershing’s uranium assets.

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

On November 14, 2012, the Company entered into a Share Exchange Agreement (the "Sampo Exchange Agreement") with Sampo IP LLC, a Virginia limited liability company ("Sampo"), a company that holds certain intellectual property rights, and the members of Sampo (the "Sampo Members"). Upon closing of the transaction contemplated under the Sampo Exchange Agreement (the "Sampo Share Exchange"), on November 14, 2012, the Sampo Members (6 members) transferred all of the issued and outstanding membership interests of Sampo to the Company in exchange for an aggregate of 711,538 post-split (9,250,000 pre-split) shares of the common stock of the Company. Additionally, the Company made a cash payment to Sampo of $500,000 pursuant to the terms of the Sampo Exchange Agreement.

Upon the closing of the Sampo Share Exchange, Mark Groussman resigned as the Company’s Chief Executive Officer and John Stetson resigned as the Company’s President and Chief Operating Officer and simultaneously with the effectiveness of the Sampo Share Exchange, Doug Croxall was appointed as the Company’s Chief Executive Officer and Chairman and John Stetson was appointed as the Company’s Chief Financial Officer and Secretary.  LVL Patent Group LLC, of which Mr. Croxall is the Chief Executive Officer, and John Stetson, were former members of Sampo and received 307,692 post-split (4,000,000 pre-split) and 38,462 post-split (500,000 pre-split) shares of the Company’s common stock, respectively, in connection with the Sampo Share Exchange.

On March 6, 2013, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Augme Technologies (“Seller”) whereby Seller agreed to sell to the Company certain office equipment, data, documentation, and business information related to the Seller’s business and assign agreements and prospective clients and business opportunities to the Company. In consideration for the assets and assigned agreements, the Company paid $10,000 at closing and provides litigation assistance as defined in the Agreement. As additional consideration, the Company also entered into a 2 year Service Agreement (the “Service Agreement”) with the Seller whereby the Seller shall engage the Company to provide consulting services including patent litigation matters, sale, license involving the Seller’s intellectual property and general consulting services to continue the Seller’s business operations. The Company recorded the $10,000 payment which was primarily attributable to property and equipment. Additionally, the Company assumed an office lease agreement that expired in July 2013.

On April 22, 2013, CyberFone Acquisition Corp. (“Acquisition Corp.”), a Texas corporation and newly formed wholly owned subsidiary of the Company entered into a merger agreement (the “Agreement”) with CyberFone Systems LLC, a Texas limited liability company (“CyberFone Systems”), TechDev Holdings LLC (“TechDev”) and The Spangenberg Family Foundation for the Benefit of Children’s Healthcare and Education (“Spangenberg Foundation”).  TechDev and Spangenberg Foundation owned 100% of the membership interests of CyberFone Systems (collectively, the ‘CyberFone Sellers”) (see Note 3).

The Company is a patent licensing company serving a wide range of patent owners from Fortune 500 companies to independent inventors. The Company provides its clients advice and services that enable them to realize financial and strategic returns on their intellectual property rights. The Company’s operating subsidiaries acquire patent assets, partner with patent holders, and monetize patent portfolios through actively managed patent licensing campaigns. Consequently, the Company decided to discontinue its real estate business and all of the remaining real estate holdings were sold during fiscal 2013.

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in a deficit accumulated during the development stage of approximately $8.5 million as of June 30, 2013, and negative cash flows from operating activities and net loss of approximately $693,000 and $1.4 million, respectively, for the six months ended June 30, 2013.  The Company anticipates further losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Based on current operating plans, the current resources of the Company, after taking into account the net funds received during the six months ended June 30, 2013 from the sales and disposal of the remaining real estate properties and the sale of common stock of the Company, are expected to be sufficient for at least the next twelve months. The Company may choose to raise additional funds in connection with any future acquisition of additional intellectual property assets, operating businesses or other assets that it may choose to pursue. There can be no assurance, however, that any such opportunities will materialize. Moreover, any potential financing would likely be dilutive to the Company’s stockholders.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principle of Consolidation

The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and present the financial statements of the Company and its wholly-owned subsidiaries. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances were eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of June 30, 2013, and the results of operations and cash flows for the six months ended June 30, 2013 have been included. The results of operations for the six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year. The accounting policies and procedures employed in the preparation of these condensed consolidated financial statements have been derived from the audited financial statements of the Company for the year ended December 31, 2012, which are contained in Form 10-K as filed with the Securities and Exchange Commission on March 28, 2013. The consolidated balance sheet as of December 31, 2012 was derived from those financial statements.

Development Stage Company

The Company is presented as a development stage company. Activities during the development stage include organizing the business, raising capital, enforcement and development of its intellectual property, and acquiring additional intellectual property.  The Company is a development stage company with insignificant revenues and no profits from its planned principal operations. The Company has not commenced significant operations and, in accordance with Accounting Standards Codification (“ASC”) Topic 915 “Development Stage Entities”, is considered a development stage company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. For the six months ended June 30, 2013, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management include, but are not limited to, the assumptions used to calculate fair value of warrants and options granted, common stock issued for services, and common stock issued in connection with an option agreement and the valuation of mineral rights.

Accounts Receivable

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote.  At June 30, 2013 and 2012, there was no allowance for bad debt. Accounts receivable at June 30, 2013 and December 31, 2012, amounted to $250,000 and $0, respectively.

Concentration of revenue and geographic area

Patent license revenue from enforcement activities is considered United States revenue as payments are for licenses for United States operations irrespective of the location of the licensee's or licensee's parent home domicile. As of June 30, 2013, one customer accounted for 100% of the Company’s total accounts receivable. Revenues from three customers accounted for approximately 100% of the Company’s revenues for the six months ended June 30, 2013.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 605, “Revenue Recognition”. Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been substantially performed, (iii) amounts are fixed or determinable and (iv) collectability of amounts is reasonably assured.

The Company considers its licensing and enforcement activities as one unit of accounting under ASC 605-25, “Multiple-Element Arrangements” as the delivered items do not have value to customers on a standalone basis, there are no undelivered elements and there is no general right of return relative to the license. Under ASC 605-25, the appropriate recognition of revenue is determined for the combined deliverables as a single unit of accounting and revenue is recognized upon delivery of the final elements, including the license for past and future use and the release.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Also due to the fact that the settlement element and license element for past and future use are the major central business, the Company does not present these two elements as different revenue streams in its statement of operations. The Company does not expect to provide licenses that do not provide some form of settlement or release. Revenues from patent enforcement activities accounted for 100% of the Company’s revenues for six months ended June 30, 2013.

Cost of revenue

Cost of revenues mainly includes expenses incurred in connection with the Company’s patent enforcement activities, such as legal fees, consulting costs, patent maintenance, royalty fees for acquired patents and other related expenses, as well as, the amortization of acquired patents. Cost of revenue does not include expenses related to product development, integration or support, as these are included in general and administrative expenses.

Prepaid Expenses

Prepaid expenses of $445,925 and $40,333 at June 30, 2013 and December 31, 2012, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses include prepayments in cash and equity instruments for public relation services, business advisory, consulting and prepaid insurance which are being amortized over the terms of their respective agreements.

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

Related Party Transaction

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

Fair Value of Financial Instruments

The Company adopted FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing US GAAP that require the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The carrying amounts reported in the balance sheet for cash, accounts receivable, prepaid expenses, accounts payable, and accrued expenses, approximate their estimated fair market value based on the short-term maturity of this instrument.

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

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion and examination by a taxing authority without being legally extinguished. For tax position considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely that not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open.  The federal and state income tax returns of the Company are subject to examination by the Internal Revenue Service and state taxing authorities, generally for three years after they were filed.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Net Loss per Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. The Company has 471,154 post-split options and 628,489 post-split warrants outstanding at June 30, 2013 and was excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s net loss.

The following table sets forth the computation of basic and diluted loss per share:
	For the Three Months ended June 30, 2013	For the Three Months ended June 30, 2012	For the Six Months ended June 30, 2013	For the Six Months ended June 30, 2012
Numerator:
Loss from continuing operations	$(819,972)	$(283,980)	$(1,534,288)	$(3,216,554)
Loss from discontinued operations	$9,473	$(1,302,620)	$118,253	$(1,329,925)

Denominator:
Denominator for basic and diluted loss per share
(weighted-average shares)	4,249,120	3,174,716	3,874,283	2,774,609

Loss per common share, basic and diluted:
Loss from continuing operations	$(0.19)	$(0.09)	$(0.40)	$(1.16)
Loss from discontinued operations	$(0.00)	$(0.41)	$0.03	$0.48

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

Goodwill and other intangible assets

In accordance with ASC 350-30-65, “Intangibles - Goodwill and Others”, the Company assesses the impairment of identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers to be important which could trigger an impairment review include the following:

1.	Significant underperformance relative to expected historical or projected future operating results;
2.	Significant changes in the manner of use of the acquired assets or the strategy for the overall business; and
3.	Significant negative industry or economic trends.

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows.

Impairment of Long-lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the ASC 360 “Property, Plant and Equipment”.  The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of long-lived assets, including mineral rights, may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows expected to be generated by the asset. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The Company recorded impairment charges on its long-lived assets of $0 and $1,256,000 during the six months ended June 30, 2013 and June 30, 2012, respectively, and was included in loss from discontinued operations.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In April 2013, the FASB ASU 2013-07, “Presentation of Financial Statements: Topic Liquidation Basis of Accounting”. ASU 2013-07 requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either: (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties; or (b) a plan for liquidation is being imposed by other forces. ASU 2013-07 will be effective for the Company beginning on January 1, 2014. The Company does not expect the adoption of ASU 2013-07 to have a material impact on its financial position, results of operations nor cash flows.

There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 – ACQUISITION

On April 22, 2013, Acquisition Corp., a Texas corporation and newly formed wholly owned subsidiary of the Company entered into a merger agreement with CyberFone Systems, TechDev and Spangenberg Foundation.  TechDev and Spangenberg Foundation owned 100% of the membership interests of CyberFone Systems.

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

Pursuant to the terms of the Merger Agreement, CyberFone Systems merged with and into Acquisition Corp with CyberFone Systems surviving the merger as the wholly owned subsidiary of the Company (the “Merger”).  The Company (i) issued 461,538 post-split (6,000,000 pre-split) shares of common stock to the CyberFone Sellers (the “Merger Shares”), (ii) paid the CyberFone Sellers $500,000 cash and (iii) issued a $500,000 promissory note to TechDev (the “Note”).  The Company valued these common shares at the fair market value on the date of grant at $4.94 post-split ($0.38 pre-split) per share or $2,280,000. The Note was non-interest bearing and was due on June 22, 2013, subject to acceleration in the event of default.  The Company may prepay the Note at any time without premium or penalty. On June 21, 2013, we paid $500,000 to TechDev in satisfaction of the note. The transaction resulted in a business combination and caused CyberFone Systems to become a wholly-owned subsidiary of the Company.

In addition to the payments described above, within 30 days following the end of each calendar quarter (commencing with the first full calendar quarter following the calendar quarter in which CyberFone Systems recovers $4 million from licensing or enforcement activities related to the patents), CyberFone Systems will be required to pay out a certain percentage of such recoveries.

NOTE 3 – ACQUISITION (continued)

The Company accounted for the acquisition utilizing the purchase method of accounting in accordance with ASC 805 “Business Combinations”. The Company is the acquirer for accounting purposes and CyberFone Systems is the acquired company.  Accordingly, the Company applied push–down accounting and adjusted to fair value all of the assets and liabilities directly on the financial statements of the subsidiary. The net purchase price paid by the Company was allocated to assets acquired and liabilities assumed on the records of the Company as follows:

Intangible assets	$1,135,512
Goodwill	2,144,488
Net purchase price	$3,280,000

Unaudited pro forma results of operations data as if the Company and the subsidiary had occurred are as follows:

	For the six months ended June 30, 2013	For the six months ended June 30, 2012
Pro forma revenues	$7,424,979	$6,050,000
Pro forma loss from operations	(1,303,724)	(635,220)
Pro forma net loss	(1,422,158)	(569,431)
Pro forma loss per share	$(0.37)	$(0.13)
Pro forma diluted loss per share	$(0.37)	$(0.13)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred and is not intended to be a projection of future results.

NOTE 4 - DISCONTINUED OPERATIONS

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

The remaining assets and liabilities of discontinued operations are presented in the balance sheet under the caption “Assets and Liabilities of discontinued operation" and relates to the discontinued operations of the uranium and vanadium minerals business and real estate business. The carrying amounts of the major classes of these assets and liabilities are summarized as follows:

	June 30, 2013	December 31, 2012
Assets:
Prepaid expenses – current portion	$-	$-
Deposits in real estate under contract	-	82,145
Deposit	-	-
Real estate held for sale	-	1,035,570
Assets of discontinued operations	$-	$1,117,715

NOTE 4 - DISCONTINUED OPERATIONS (continued)

Liabilities:
Accounts payables and accrued expenses	$30,664	$30,664
Liabilities of discontinued operations	$30,664	$30,664

The following table indicates selected financial data of the Company’s discontinued operations of its uranium and vanadium minerals business and real estate business.
	For the Three Months ended June 30, 2013	For the Three Months ended June 30, 2012	For the Six Months ended June 30, 2013	For the Six Months ended June 30, 2012
Revenues – real estate	$283,966	$-	$1,270,916	$-
Cost of sales- real estate	(243,837)	-	(1,061,320)	-
Gross profit	40,129	-	209,596	-
Operating and other non-operating expenses	(30,656)	(1,302,620)	(91,343)	(1,329,925)

Income (loss) from discontinued operations	$9,473	$(1,302,620)	$118,253	$(1,329,925)

Deposits

Deposits at June 30, 2013 and December 31, 2012 were $0 and $82,145, respectively, which consist of earnest money deposits in connection with real estate properties under contract and were included in assets of discontinued operations – current portion.

Real estate held for sale

Real estate held for sale consisted of residential properties located in Southern California. Real estate held for sale was initially recorded at the lower of cost or estimated fair market value less the estimated cost to sell. After acquisition, costs incurred relating to the development and improvements of property are capitalized to the extent they do not cause the recorded value to exceed the net realizable value, whereas costs relating to holding and disposition of the property are expensed as incurred. After acquisition, real estate held for sale was analyzed periodically for changes in fair values and any subsequent write down is charged to impairment losses on real estate properties. Whenever events or changes in circumstances suggest that the carrying amount may not be recoverable, management assessed the recoverability of its real estate by comparing the carrying amount with its fair value.  The process involved in the determination of fair value requires estimates as to future events and market conditions. This estimation process may assume that the Company has the ability to dispose of its real estate properties in the ordinary course of business based on management’s present plans and intentions. If management determines that the carrying value of a specific real estate investment is impaired, a write-down is recorded as a charge to current period operations.  The evaluation process was based on estimates and assumptions and the ultimate outcome may be different.

NOTE 4 - DISCONTINUED OPERATIONS (continued)

The Company determined that the carrying value of the remaining real estate properties do not exceed the net realizable value and thus did not consider it necessary to record any impairment charges of real estate held for sale at June 30, 2013.  The Company sold all the remaining real estate properties generating gross profit of $209,596 during the six months ended June 30, 2013 and is included in income (loss) from discontinued operations. As of June 30, 2013 and December 31, 2012, real estate held for sale which includes capitalized improvements amounted to $0 and $1,035,570 respectively and were included in assets of discontinued operations – long term.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets include patents purchased and are recorded based on their acquisition cost which consisted of the following:

	June 30, 2013 (unaudited)	December 31, 2012	Weighted average amortization period (years)
Patents	$2,986,437	$500,925	3.32
Less: accumulated amortization	(484,453)	(8,773)
	$2,501,984	$492,152

Intangible assets are comprised of patents with estimated useful lives between approximately 1 to 11 years. Once placed in service, the Company will amortize the costs of intangible assets over their estimated useful lives on a straight-line basis.  Costs incurred to acquire patents, including legal costs, are also capitalized as long-lived assets and amortized on a straight-line basis with the associated patent. The Company assesses fair market value for any impairment to the carrying values.  As of June 30, 2013 and December 31, 2012 management concluded that there was no impairment to the acquired assets.

Amortization expense for the six months ended June 30, 2013 and 2012 was $475,680 and $0, respectively. Future amortization of intangible assets, net is as follows:

2013	$588,490
2014	769,386
2015	550,145
2016	279,820
2017 and thereafter	314,143
Total	$2,501,984

On April 16, 2013, the Company through its subsidiary, Relay IP, Inc. acquired a US patent for $350,000.

On April 22, 2013, the Company acquired 10 US patents, 27 foreign patents and 1 patent pending from CyberFone Systems valued at $1,135,512 (see note 3).

In connection with a settlement and license agreement dated May 6, 2013, the Company agreed to settle and release a certain customer for past and future use of the Company’s patents. The customer agreed to assign and transfer 3 US patents and rights valued at $1,000,000 in lieu of cash payment which has been included in revenues during the six months ended June 30, 2013.

NOTE 6 - STOCKHOLDERS' EQUITY

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

On June 24, 2013, the reverse stock split ratio of one (1) for thirteen (13) basis was approved by the Board of Directors. On July 18, 2013, the Company filed a certificate of amendment to its Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada in order to effectuate a reverse stock split of the Company’s issued and outstanding common stock, par value $0.0001 per share on a one (1) for thirteen (13) basis. All share and per share values for all periods presented in the accompanying consolidated financial statements are retroactively restated for the effect of the reverse stock split.

Common Stock

In April 2013, the Company sold an aggregate of 2,404 post-split (31,250 pre-split) units with gross proceeds to the Company of $25,000 to a certain accredited investor pursuant to a subscription agreement. Each unit was sold for a purchase price of $10.40 post-split ($0.80 pre-split) per unit and consists of: (i) two shares of the Company’s common stock (4,808 post-split common stock) and (ii) a five-year warrant to purchase an additional share of common stock (2,404 post split warrants) at an exercise price of $7.80 post-split ($0.60 pre-split) per share, subject to adjustment upon the occurrence of certain events such as stock splits and dividends. The warrants may be exercised on a cashless basis.

On April 17, 2013, the Company executed a consulting agreement with a consultant pursuant to a 12 month consulting agreement for business advisory services. Pursuant to the terms of the agreement, the consultant shall receive a retainer of $5,000 per month. Additionally, the Company shall issue to the consultant 30,769 post-split (400,000 pre-split) shares of common stock of which 7,692 post-split (100,000 pre-split) shares vest immediately and the remaining 23,077 post-split (300,000 pre-split) shares will vest over a 12 month period. In June 2013, the Company issued 11,538 shares for services rendered and valued these common shares at the fair market value on the date of grant at approximately $5.03 per share or $58,000.

On May 31, 2013, the Company sold an aggregate of 999,998 post-split (13,000,000 pre-split) units (the “Units”) representing gross proceeds to the Company of $5,200,000 to certain accredited investors (the “Investors”) pursuant to a securities purchase agreement (the “Securities Purchase Agreement”).

Each Unit was subscribed for a purchase price of $5.20 post-split ($0.40 pre-split) per Unit and consists of: (i) one share (the “Shares”) of the Company’s common stock ( 999,998 post-split common stock) and (ii) a three (3) year warrant (the “Warrants”) to purchase half a share of the common stock ( 499,999 post-split warrants) at an exercise price of $6.50 post-split ($0.50 pre-split) per share, subject to adjustment upon the occurrence of certain events such as stock splits and stock dividends and similar events. The Company paid placement agent fees of $170,000 to two broker-dealers in connection with the sale of the units, of which $30,000 was previously paid by the Company as a retainer.

The Warrants may be exercised on a cashless basis at any time that the registration statement to be filed pursuant to the Registration Rights Agreement is not effective after the Effectiveness Date (as defined below). The Warrants contains limitations on the holder’s ability to exercise the Warrant in the event such exercise causes the holder to beneficially own in excess of 9.99% of the Company’s issued and outstanding Common Stock.

NOTE 6 - STOCKHOLDERS' EQUITY (continued)

Pursuant to a Registration Rights Agreement with the Investors, the Company has agreed to file a “resale” registration statement with the Securities and Exchange Commission (“SEC”) covering the Shares and the Common Stock underlying the Warrants within 45 days of the final closing date of the sale of Units (the “Filing Date”) and to maintain the effectiveness of such registration statement. The Company has agreed to use its best efforts to have the initial registration statement declared effective within 120 days of the Filing Date (or within 135 days of the Filing Date in the event that the registration statement is subject to full review by the SEC) (the “Effectiveness Date”). If (i) a registration statement is (A) not filed with the SEC on or before the Filing Date or (B) not declared effective by the SEC on or before the Effectiveness Date, (ii) other than during an allowable grace period, sales cannot be made pursuant to the registration statement or the prospectus contained therein is not available for use for any reason, or (iii) the Company fails to file with the SEC any required reports under Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, then, the Company shall pay to the Investors an amount in cash equal to one percent (1%) of such Investor’s purchase price every thirty (30) days.  Notwithstanding the foregoing, however, the Company shall not be obligated to pay any such liquidated damages if the Company is unable to fulfill its registration obligations as a result of rules, regulations, positions or releases issued or actions taken by the SEC pursuant to its authority with respect to “Rule 415”, provided the Company registers at such time the maximum number of shares of common stock permissible upon consultation with the staff of the SEC.

In connection with the acquisition of CyberFone Systems, the Company (i) issued 461,538 post-split (6,000,000 pre-split) shares of common stock to the CyberFone Sellers (see Note 3).  The Company valued these common shares at the fair market value on the date of grant at $4.94 post-split ($0.38 pre-split) per share or $2,280,000.

On May 22, 2013, the Company executed consulting agreements with a consultant pursuant to 12 month consulting agreements for business advisory and capital restructuring services. The Company granted 23,077 post-split shares of common stock in connection with this consulting agreement and was valued at fair market value on the date of grant at approximately $5.85 post-split per share. In connection with the issuance of these common shares, the Company recorded stock-based consulting expense of $11,250 and prepaid expense of $123,750 at June 30, 2013 to be amortized over the remaining consulting agreement term.

On June 11, 2013, the Company granted an aggregate of 96,154 post-split (1,250,000 pre-split) shares of common stock to the Company’s CFO and a director of the Company and which were valued at fair market value on the date of grant at approximately $5.27 post-split ($0.41 pre-split) per share. Such shares vested immediately on the date of issuance. Additionally, during the six months ended June 30, 2013, the Company recorded stock-based compensation expense of $506,250 in connection with the vested restricted stock grants.

On June 28, 2013, the Company executed consulting agreements with two consultants pursuant to 12 month consulting agreements for investor communications and public relation services. The Company granted an aggregate of 67,308 post-split (875,000 pre-split) shares of common stock in connection with these consulting agreements and was valued at fair market value on the date of grant at approximately $4.55 post-split per share. In connection with the issuance of these common shares, the Company recorded prepaid expense of $306,256 at June 30, 2013 to be amortized over the remaining consulting agreement term.

NOTE 6 - STOCKHOLDERS' EQUITY (continued)

Common Stock Warrants

During the six months ended June 30, 2013, 73,077 post-split (950,000 pre-split) warrants were forfeited in accordance with the termination of employee and consultant relationships. During the six months ended June 30, 2013, the Company recorded stock based compensation expense of $45,733 in connection with vested warrants. At June 30, 2013, there was a total of $144,820 of unrecognized compensation expense related to this non-vested warrant-based compensation arrangements.

A summary of the status of the Company's outstanding stock warrants and changes during the period then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2012	199,162	$7.02	6.52
Granted	502,404	6.50	3.00
Cancelled	-	-	-
Forfeited	(73,077)	6.50	8.92
Exercised	-	-	-
Balance at June 30, 2013	628,489	$6.68	5.34

Warrants exercisable at June 30, 2013	600,284	$6.69
Weighted average fair value of warrants granted during the period ended		$6.50

Common Stock Option

On November 14, 2012, the Company entered into an employment agreement with Doug Croxall (the “Croxall Employment Agreement”), whereby Mr. Croxall agreed to serve as Company’s Chief Executive Officer for a period of two years. Mr. Croxall received a ten year option award to purchase an aggregate of 153,846 post-split (2,000,000 pre-split) shares of the Company’s common stock with an exercise price of $6.50 post-split ($0.50 pre-split) per share, subject to adjustment, which shall vest in 24 equal monthly installments on each monthly anniversary of the date of the Croxall Employment Agreement. The options were valued on the grant date at approximately $6.24 post-split ($0.48 pre-split) per option or a total of $968,600 using a Black-Scholes option pricing model with the following assumptions: stock price of $6.50 post-split ($0.50 pre-split) per share (based on the recent selling price of the Company’s common stock at private placements), volatility of 192%, expected term of 5 years, and a risk free interest rate of 0.61%.

On January 28, 2013, the Company entered into an employment agreement with John Stetson, the Company’s Chief Financial Officer and Secretary (the “Stetson Employment Agreement”) whereby Mr. Stetson agreed to serve as the Company's Chief Financial Officer for a period of one year, subject to renewal. Mr. Stetson shall receive a ten year option award to purchase an aggregate of 38,462 post-split (500,000 pre-split) shares of the Company’s common stock with an exercise price of $6.50 post-split ($0.50 pre-split) per share, subject to adjustment, which shall vest in three (3) equal annual installments on the beginning on the first annual anniversary of the date of the Stetson Employment Agreement, provided Mr. Stetson is still employed by the Company.

NOTE 6 - STOCKHOLDERS' EQUITY (continued)

On March 1, 2013, Mr. Nathaniel Bradley was appointed as the Company’s Chief Technology Officer and President of IP Services. Pursuant to the Employment Agreement between the Company and Mr. Bradley dated March 1, 2013 (“Bradley Employment Agreement”). Mr. Bradley was awarded five (5) year stock options to purchase an aggregate of 76,923 post-split (1,000,000 pre-split) shares of the Company’s common stock, with a strike price based on the closing price of the Company’s common stock on March 1, 2013 as reported by the OTC Bulletin Board or an exercise price of $11.05 post-split ($0.85 pre-split) per share, vesting in twenty-four (24) equal installments on each monthly anniversary of March 1, 2013, provided Mr. Bradley is still employed by the Company on each such date. On June 19, 2013, the Board of Directors accepted resignation of Mr. Nathaniel Bradley from his position of Chief Technology Officer and President of IP Services with the Company. In connection with his resignation, Mr. Bradley entered into a Separation and Release Agreement with the Company, pursuant to which, Mr. Bradley is entitled to 9,615 post-split (125,000 pre-split) options previously granted to him under his employment agreement which have vested and 67,308 post-split (875,000 pre-split) options have been cancelled.

On March 1, 2013, Mr. James Crawford was appointed as the Company’s Chief Operating Officer. Pursuant to the Employment Agreement between the Company and Mr. Crawford dated March 1, 2013 (“Crawford Employment Agreement”), Mr. Crawford shall serve as the Company’s Chief Operating Officer for two (2) years. Mr. Crawford was awarded five (5) year stock options to purchase an aggregate of 38,462 post-split (500,000 pre-split) shares of the Company’s common stock, with a strike price based on the closing price of the Company’s common stock on March 1, 2013 as reported by the OTC Bulletin Board or an exercise price of $11.05 post-split ($0.85 pre-split) per share, vesting in twenty-four (24) equal installments on each monthly anniversary of March 1, 2013, provided Mr. Crawford is still employed by the Company on each such date. On June 19, 2013, the Company granted 38,462 post-split (500,000 pre-split) options to Mr. Crawford. The stock options granted have an exercise price equal to the fair market value per share on the option grant date, which was $4.94 post-split ($0.38 pre-split) per share. The options issued to Mr. Crawford are conditioned upon the cancellation of the stock options granted to him on March 1, 2013 under his employment agreement with the Company and will vest in twenty-four (24) equal installments on each monthly anniversary of the date of grant.

Pursuant to the Independent Director Agreement between the Company and each of Mr. Nard and Mr. Rosellini dated March 8, 2013, each director was granted five (5) year stock options to purchase an aggregate of 7,692 post-split (100,000 pre-split) shares of the Company’s common stock, with a strike price based on the closing price of the Company’s common stock on March 8, 2013 as reported by the OTC Bulletin Board or an exercise price of $6.50 post-split ($0.50 pre-split) per share. The options shall vest as follows: 33% the first anniversary hereof; 33% on the second anniversary and 34% on the third anniversary, and shall be subject to the Company’s stock plan as in effect from time to time, including any clawback and termination provisions therein. The option agreements shall provide for cashless exercise features. Such agreement shall be terminated upon resignation or removal of Mr. Nard and Mr. Rosellini as members of Board of Directors.

On June 11, 2013, the Company granted an aggregate of 176,923 post-split (2,300,000 pre-split) 5-year options to purchase shares of common stock exercisable at $5.33 post-split ($0.41 pre-split) per share to the Chief Executive Officer and two directors of the Company. The stock options shall vest pro rata monthly over the following 24 month period.

On June 11, 2013, the Company granted 15,385 post-split (200,000 pre-split) 5-year options to purchase shares of common stock exercisable at $5.33 post-split ($0.41 pre-split) per share to a consultant for legal services. The stock options shall vest pro rata monthly over the following 24 month period.

NOTE 6 - STOCKHOLDERS' EQUITY (continued)

On June 19, 2013, the Company granted an aggregate of 23,077 post-split (300,000 pre-split) 5-year options to purchase shares of common stock exercisable at $4.94 post-split ($0.38 pre-split) per share to two employees of the Company. The options shall vest as follows: 33% the first anniversary hereof; 33% on the second anniversary and 34% on the third anniversary.

The 407,692 post-split (5,300,000 pre-split) options granted during the six months ended June 30, 2013 were valued on the grant date at ranging from approximately $2.86 to $7.41 post-split ($0.22 to $0.57 pre-split) per option or a total of $1,823,353 using the Black-Scholes option pricing model used for this valuation had the following assumptions: stock price ranging from $4.94 to $11.05 post-split ($0.38 to $0.85 pre-split) per share, volatility of ranging from 99% to 108%, expected term of ranging from approximately 2.5 to 5 years, and a risk free interest rate ranging from 0.31% to 0.89%.

For the six months ended June 30, 2013 the Company recorded stock-based compensation expense of $404,999 and stock-based legal fees of $958. At June 30, 2013, there was a total of $1,698,021 of unrecognized compensation expense related to these non-vested option-based compensation arrangements discussed above.

A summary of the stock options as of June 30, 2013 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2012	153,846	6.50	9.87
Granted	423,077	6.95	5.29
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	(105,769)	11.05	4.70
Balance outstanding at June 30, 2013	471,154	$5.89	7.81

Options exercisable at end of period	54,487	$7.3
Options expected to vest	416,667
Weighted average fair value of options granted during the period		$4.42

Stock options outstanding at June 30, 2013 as disclosed in the above table have $0 intrinsic value at the end of the period.

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES (continued)

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

Agreements Purchased from Pershing Gold Corporation

On June 11, 2012, the Company and Pershing executed the exercise of the Option, through the assignment of Pershing’s wholly owned subsidiary, Acquisition Sub. As a result of the assignment, Acquisition Sub became a wholly owned subsidiary of the Company and the Company acquired all of Pershing’s uranium assets including certain lease agreements in uranium mining claims in Arizona, California and North Dakota.

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES (continued)

Uranium Royalty agreements

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

Marketable securities at June 30, 2013 consisted of the following:

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

The Company has recorded unrealized loss of $6,250 as an element of comprehensive income during the six months ended June 30, 2013.

NOTE 9 – SUBSEQUENT EVENTS

On July 25, 2013, the Company granted an aggregate of 67,307 five-year options to purchase shares of common stock to four consultants who are employees of IP Nav. Such options shall vest 33% on the first year anniversary, 33% on the 2nd year anniversary and 34% on the third year anniversary. The exercise price was based on the $6.85 closing price of the Company’s common stock on the date of grant.

On July 18, 2013, the Company filed a certificate of amendment to the Company’s Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada in order to effectuate a reverse stock split of the issued and outstanding common stock, par value $0.0001 per share on a one (1) for thirteen (13) basis (the “Reverse Split”). The Reverse Split became effective with the FINRA at the open of business on July 22, 2013. As a result of the Reverse Stock Split, every thirteen shares of the pre-reverse split common stock will be combined and reclassified into one share of the Company’s common stock. No fractional shares of common stock will be issued as a result of the Reverse Split. Stockholders who otherwise would be entitled to a fractional share shall receive the next highest number of whole shares.

On July 25, 2013, the Company granted 4,380 shares of common stock for legal services rendered. In connection with this transaction, the Company valued the shares at the fair market value on the date of grant at $6.85 per share or $30,000.

In August 2013, the Company sold an aggregate of 153,846 post-split (2,000,000 pre-split) units representing gross proceeds to the Company of $800,000 to certain accredited investors pursuant to a securities purchase agreement. Each unit was subscribed for a purchase price of $5.20 post-split ($0.40 pre-split) per unit and consists of: (i) one share of the Company’s common stock (153,846 post-split common stock) and (ii) a three (3) year warrant to purchase half a share of the common stock (76,923 post-split warrants) at an exercise price of $6.50 post-split ($0.50 pre-split) per share, subject to adjustment upon the occurrence of certain events such as stock splits and stock dividends and similar events.

On July 29, 2013, the Company converted legal fees of $29,620 into 5,696 units. Each unit was subscribed for a purchase price of $5.20 post-split ($0.40 pre-split) per unit and consists of: (i) one share of the Company’s common stock 5,696 post-split common stock) and (ii) a three (3) year warrant to purchase half a share of the common stock  (2,848 post-split warrants) at an exercise price of $6.50 post-split ($0.50 pre-split) per share, subject to adjustment upon the occurrence of certain events such as stock splits and stock dividends and similar events.

On July 30, 2013, the Company issued 1,923 shares of common stock to a consultant in connection with the consulting agreement dated April 17, 2013. In connection with this transaction, the Company valued the shares at the fair market value on the date of grant at $7.00 per share.

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

Overview

Marathon Patent Group, Inc. (the “Company” or “we”) is a patent licensing company serving a wide range of patent owners from Fortune 500 companies to independent inventors. The Company provides its clients advice and services that enable them to realize financial and strategic returns on their intellectual property rights. Our operating subsidiaries acquire patent assets, partner with patent holders, and monetize patent portfolios through actively managed patent licensing campaigns.

Recent Events

Reverse Split

On May 31, 2013, shareholders holding a majority of our outstanding voting capital approved a reverse stock split of our issued and outstanding common stock by a ratio of not less than one-for-five and not more than one-for-fifteen at any time prior to April 30, 2014, with the exact ratio to be set at a whole number within this range as determined by our Board of Directors in its sole discretion.   Per share numbers contained in this Prospectus do not reflect any reverse split ratio that may be adopted by our Board of Directors.

On July 18, 2013, we filed a certificate of amendment to our Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada in order to effectuate a reverse stock split of our issued and outstanding common stock, par value $0.0001 per share on a one (1) for thirteen (13) basis (the “Reverse Split”). The Reverse Split became effective with the FINRA at the open of business on July 22, 2013. As a result of the Reverse Stock Split, every thirteen shares of our pre-reverse split common stock will be combined and reclassified into one share of our common stock. No fractional shares of common stock will be issued as a result of the Reverse Split. Stockholders who otherwise would be entitled to a fractional share shall receive the next highest number of whole shares.

Throughout this Report, each instance which refers to a number of shares of our common stock, refers to the number of shares of common stock after giving effect to the Reverse Split, unless otherwise indicated.

Private Placement

On May 31, 2013, we sold an aggregate of 999,998 units representing gross proceeds of $5,200,000 to certain accredited investors pursuant to a securities purchase agreement. Each unit was subscribed for a purchase price of $5.20 per unit and consists of: (i) one share of our common stock, and (ii) a three (3) year warrant to purchase one half share of our common stock at an exercise price of $6.50 per share, subject to adjustment upon the occurrence of certain events such as stock splits and stock dividends and similar events.  The warrants contain limitations on the holders’ ability to exercise the warrants in the event such exercise causes the holder to beneficially own in excess of 9.99% of our issued and outstanding common stock. The Company paid placement agent fees of $170,000 to two broker-dealers in connection with the sale of the units of which $30,000 was previously paid by us as a retainer. On July 29, 2013, we converted legal fees of $29,620 into 5,696 units. In July 2013, two investors who had subscribed for an aggregate of 153,846 units for an aggregate purchase price of $800,000 assigned their subscriptions to other investors. Such other investors each funded their subscriptions and such additional units were issued.

Cyberfone Acquisition

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

Pursuant to the terms of the CyberFone Agreement, CyberFone Systems merged with and into CyberFone Acquisition Corp with CyberFone Systems surviving the merger as our wholly owned subsidiary.  We (i) issued 461,538 post-split (6,000,000 pre-split) shares of common stock to the CyberFone Sellers, (ii) paid the CyberFone Sellers $500,000 cash and (iii) issued a $500,000 promissory note to TechDev (the “Note”).  On June 21, 2013, we paid $500,000 to TechDev in satisfaction of the note.

TQP Agreement

On May 1, 2013, TQP Acquisition Corp. entered into a merger agreement (the “TQP Agreement”) with TQP Development LLC, and the TQP Sellers. The closing of the transactions contemplated under the TQP Agreement is subject to customary closing conditions as well as the trigger financing within 45 days.  The Company did not consummate the trigger financing and thus, the TQP Agreement has been terminated.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with US GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the financial statements.

Principles of Consolidation

The condensed consolidated financial statements are prepared in accordance with US GAAP and present the financial statements of the Company and our wholly-owned subsidiary. In the preparation of our consolidated financial statements, intercompany transactions and balances are eliminated.

Development Stage Companies

We are a development stage company. Activities during the development stage include organizing the business, raising capital, enforcement and development of our intellectual property and acquiring additional intellectual property.  We are a development stage company with insignificant revenues and no profits from its planned principal operations.  We have not commenced significant operations and, in accordance with ASC Topic 915 “Development Stage Entities”, is considered a development stage company.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management include, but are not limited to, the assumptions used to calculate fair value of warrants granted, common stock issued for services, common stock issued in connection with an option agreement, common stock issued for acquisition of patents, and the valuation of mineral rights.

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

Results of Operations

Our business began on April 30, 2011. We are still in our development stage and have generated insignificant revenues to date in connection with our current patent business.

For the Three and Six months ended June 30, 2013 and 2012

We generated revenues of $1,524,979 during the three and six months ended June 30, 2013 as compared to no revenue during the three and six months ended June 30, 2012. Revenues from patent enforcement activities accounted for 100% of our revenues for the three and six months ended June 30, 2013. Included in revenues are non-cash revenue in connection with a settlement and license agreement dated May 6, 2013 whereby the customer agreed to assign and transfer to us 3 US patents and rights valued at $1,000,000 in lieu of cash payment.

Cost of revenues during the three and six months ended June 30, 2013 amounted to $760,305 which mainly includes expenses incurred in connection with our patent enforcement activities, such as legal fees, consulting costs, patent maintenance, royalty fees for acquired patents and other related expenses, as well as, the amortization of acquired patents. Our gross profit margin during the three and six months ended June 30, 2013 was approximately 50%.

We incurred operating expenses of $2,299,143 and $3,341,727 for the six months ended June 30, 2013 and 2012, respectively, a decrease of $1,042,584 or 31%. We incurred operating expenses of $1,584,766 and $284,153 for the three months ended June 30, 2013 and 2012, respectively, an increase of $1,300,613 or 458%. These expenses primarily consisted of general expenses, compensation to our officers, directors and employees, professional fees and consulting incurred in connection with the day to day operation of our business. The operating expenses consisted of the following:
	For the Three Months ended June 30, 2013	For the Three Months ended June 30, 2012	For the Six Months ended June 30, 2013	For the Six Months ended June 30, 2012

Travel and related expenses	$26,598	$16,812	$54,916	$80,791
Professional fees	289,752	107,464	448,224	370,203
Compensation and related taxes	1,041,353	81,449	1,468,028	922,392
Consulting fees	130,685	27,171	175,909	1,856,594
Other general and administrative	96,378	51,257	152,066	111,747
Total	$1,584,766	$284,153	$2,299,143	$3,341,727

·
Travel and related expenses: Travel expenses were $54,916 and $80,791 during the six months ended June 30, 2013 and 2012, respectively, a decrease of $25,875 or 32%. This decrease is due to a decrease in business development related travel. Travel expenses were $26,598 and $16,812 during the three months ended June 30, 2013 and 2012, respectively, an increase of $9,786 or 58%.

·
Professional fees:  For the six months ended June 30, 2013 and 2012, professional fees were $448,224 and $370,203, respectively, an increase of $78,021 or 21%.  For the three months ended June 30, 2013 and 2012, professional fees were $289,752 and $107,464, respectively, an increase of $182,288 or 170%. Professional fees include fees incurred for audits and legal fees related to public company filing requirements. The increase is primarily due to an increase in accounting and legal fees related to public company filing and reporting requirements.

·
Consulting fees: For the six months ended June 30, 2013 and 2012, we incurred consulting fees of $175,909, and $1,856,594, respectively, a decrease of $1,680,685 or 91%, which is primarily attributable to a decrease in stock based consulting expense of approximately $1.7 million in connection with warrant grants to consultants for consulting on strategic acquisitions and advice on capital restructuring during the six months ended June 30, 2012. For the three months ended June 30, 2013 and 2012, we incurred consulting fees of $130,685, and $27,171, respectively, an increase of $103,514 or 381%, which is primarily attributable to an increase in hiring of consultants for investor relations and business advisory services in fiscal 2013.

·
Compensation expense and related taxes: Compensation expense includes salaries and stock-based compensation to our employees. For the six months ended June 30, 2013 and 2012, compensation expense and related payroll taxes were $1,468,028 and $922,392, respectively, an increase of $545,636 or 59%. For the three months ended June 30, 2013 and 2012, compensation expense and related payroll taxes were $1,041,353 and $81,449, respectively, an increase of $959,904 or 1,179%.
The increase is primarily attributable to an increase in stock based compensation of approximately $751,000 in connection with warrant and option grants to our directors and officers and an increase in salaries due to hiring our executive and management employees and support staff during the first quarter of 2013.

·
Other general and administrative expenses: For the six months ended June 30, 2013 and 2012, other general and administrative expenses were $152,066 and $111,747, respectively, an increase of $40,319 or 36%. For the three months ended June 30, 2013 and 2012, other general and administrative expenses were $96,378 and $51,257, respectively, an increase of $45,121 or 88%. Other general and administrative expenses include postage, general insurance, automobile, office supplies, utilities, rent expense and office expenses. Such increase is primarily attributable to an increase in operations.

Operating Loss from Continuing Operations

We reported an operating loss from continuing operations of $1,534,469 and $3,341,727 for the six months ended June 30, 2013 and 2012, respectively, a decrease of $1,807,258 or 54%. The decrease in operating loss was due to the increase in gross profit as described above. We reported an operating loss from continuing operations of $820,092 and $284,153 for the three months ended June 30, 2013 and 2012, respectively, an increase of $535,939 or 189%. The increase in operating loss was due to an increase in operating expenses offset by the increase in gross profit as described above.

Other Income

Total other income was $181 and $125,173 for the six months ended June 30, 2013 and 2012, respectively, a decrease of $124,992 or 99%. On March 19, 2012, we entered into an agreement with California Gold, pursuant to which we agreed to provide California Gold with a geological review on or prior to March 30, 2012, of our certain uranium properties in consideration for $125,000.  We do not have a comparable other income during the six months ended June 30, 2013. Total other income was $120 and $173 for the three months ended June 30, 2013 and 2012, respectively, a decrease of $53 or 31%.

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
	For the Three Months ended June 30, 2013	For the Three Months ended June 30, 2012	For the Six Months ended June 30, 2013	For the Six Months ended June 30, 2012
Revenues – real estate	$283,966	$-	$1,270,916	$-
Cost of sales- real estate	(243,837)	-	(1,061,320)	-
Gross profit	40,129	-	209,596	-
Operating and other non-operating expenses	(30,656)	(1,302,620)	(91,343)	(1,329,925)

Income (loss) from discontinued operations	$9,473	$(1,302,620)	$118,253	$(1,329,925)

Net loss

We reported a net loss of $1,416,035 or $(0.37) per common shares - basic and diluted and $4,546,378 or $(1.64) per common share - basic and diluted, respectively, for the six months ended June 30, 2013 and 2012, respectively, a decrease of  3,130,343 or 69%. We reported a net loss of $810,499 or $(0.19) per common shares - basic and diluted and $1,586,499 or $(0.50) per common share - basic and diluted, respectively, for the three months ended June 30, 2013 and 2012, respectively, a decrease of  $776,000 or 49%.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At June 30, 2013, we had a cash balance of $6,391,293 and working capital of $6,669,928. During the six months ended June 30, 2013, we have been funding our operations through the sale of our common stock, the revenues generated from patent enforcement activities and the sale of our remaining real estate properties which is included in our discontinued operations. We received net proceeds from the sale of our common stock of $5,055,000 during the six months ended June 30, 2013.

We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations.   We estimate that based on current plans and assumptions, that our available cash is sufficient to satisfy our cash requirements under our present operating expectations for at least the next twelve months. We presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations after 12 months.  We have not generated revenues to support our current daily operations from the inception of development stage. We may need to raise significant additional capital to fund our future operating expenses, pay our obligations, and grow our Company. Although we generated revenue during the six months ended June 30, 2013, such revenue is not sufficient to fund our ongoing operations.  Therefore our future operations will be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. The trading price of our common stock could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. Our inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our development plans and possibly cease our operations.

Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended June 30, 2013, net cash flows used in operating activities was $693,446 and was primarily attributable to our net loss of $1,416,035, adjusted for non-cash items such as stock based compensation of $1,053,521, amortization and depreciation expense of $476,791 and  total changes in assets and liabilities of $192,277 primarily attributable to a decrease in prepaid expenses of $24,414, decrease in assets of discontinued operations of $82,145, increase in accounts payable and accrued expenses of $335,718 offset by an increase in accounts receivable of $250,000.

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

Investing Activities

Net cash flows provided by investing activities were $175,570 in connection with the sale of real estate property of $1,052,320 offset by acquisition of patents of $350,000, acquisition of CyberFone Systems of $500,000, capitalized cost related to improvements of real estate property of $16,750 and purchase of property and equipment of $10,000 during the six months ended June 30, 2013.

Net cash flows used in investing activities were $712,074 in connection with acquisition of mineral rights of $325,000, investment in note receivable of $133,058 and acquisition of real estate property of $254,016 during the six months ended June 30, 2012.

Financing Activities

Net cash flows provided by financing activities were $4,555,000 in connection with net proceeds from sale of our common stock of $5,055,000 offset by $500,000 payment of note payable related to the CyberFone acquisition during the six months ended June 30, 2013. Net cash flows provided by financing activities were $4,553,991 for the six months ended June 30, 2012. We received net proceeds from the sale of our stocks of $5,768,965 offset by payment on notes payable of $1,082,974 and payments of $132,000 in connection with the rescission agreement.

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

The following table summarizes our contractual obligations as of June 30, 2013, and the effect these obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due By Period
	Total	Less than 1 year	1-3 Years	4-5 Years	6- 10 Years
Contractual Obligations:
Uranium lease agreements	838,720	76,400	276,690	190,580	295,050
Uranium Royalty agreement – minimum payments	770,000	70,000	262,500	175,000	262,500

Total Contractual Obligations	$1,608,720	$146,400	$539,190	$365,580	$557,550

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

With respect to the quarterly period ended June 30, 2013, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s management has concluded that certain disclosure controls and procedures were not effective as of June 30, 2013 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

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

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In April 2013, we sold an aggregate of 2,404 units with gross proceeds to us of $25,000 to a certain accredited investor pursuant to a subscription agreement. Each unit was sold for a purchase price of $10.4 per unit and consists of: (i) two shares of the Company’s common stock and (ii) a five-year warrant to purchase an additional share of common stock at an exercise price of $7.80 per share, subject to adjustment upon the occurrence of certain events such as stock splits and dividends. The warrants may be exercised on a cashless basis. The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

On April 22, 2013, CyberFone Acquisition Corp., entered into the CyberFone Merger Agreement with CyberFone Systems, TechDev and Spangenberg Foundation.  Pursuant to the terms of the Merger Agreement, CyberFone Systems merged with and into CyberFone Acquisition Corp with CyberFone Systems surviving the merger as our wholly owned subsidiary.  We (i) issued 461,538 shares of common stock to the CyberFone Sellers (the “CyberFone Merger Shares”), (ii) paid the CyberFone Sellers $500,000 cash and (iii) issued a $500,000 promissory note to TechDev (the “TechDev Note”).  The TechDev Note is non-interest bearing and becomes due June 22, 2013, subject to acceleration in the event of default.  We may prepay the TechDev Note at any time without premium or penalty. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On May 31, 2013, we sold an aggregate of 999,998 units representing gross proceeds of $5,200,000 to certain accredited investors pursuant to a securities purchase agreement. Each unit was subscribed for a purchase price of $5.20 per unit and consists of: (i) one share of our common stock, and (ii) a three (3) year warrant to purchase one half share of our common stock at an exercise price of $6.50 per share, subject to adjustment upon the occurrence of certain events such as stock splits and stock dividends and similar events.  The warrants contain limitations on the holders’ ability to exercise the warrants in the event such exercise causes the holder to beneficially own in excess of 9.99% of our issued and outstanding common stock. The Company paid placement agent fees of $170,000 to two broker-dealers in connection with the sale of the units of which $30,000 was previously paid by us as a retainer. On July 29, 2013, we converted legal fees of $29,620 into 5,696 units. In July 2013, two investors who had subscribed for an aggregate of 153,846 units for an aggregate purchase price of $800,000 assigned their subscriptions to other investors. The investors each funded their subscriptions and such units were issued in August 2013.  The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

On June 11, 2013, we granted options to purchase 15,385 shares of common stock exercisable at $5.33 post-split per share to a consultant for legal services. The options shall vest pro rata monthly over the following 24 month period. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On June 11, 2013, we issued options to purchase 176,923 shares of common stock and 96,154 shares of restricted stock to certain officers and directors. The options are exercisable at $5.265 per share. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On June 19, 2013, we issued options to purchase 61,538 shares of our common stock to certain employees, including 38,462 options to Mr. James Crawford, the Company’s Chief Operating Officer. The stock options have an exercise price of $4.94 per share. The options issued to Mr. Crawford are conditioned upon the cancellation of the stock options granted to him on March 1, 2013 under his employment agreement. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On July 24, 2013, our Board of Directors approved the issuance of 67,308 shares to two consultants in consideration for consulting services. Our Board of Directors also approved the issuance of issuance of options to purchase an aggregate of 67,307 shares of our common stock to certain consultants in consideration for consulting services. The options shall vest 33%, 33% and 34% on each annual anniversary of the date of issuance.  The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On July 30, 2013, we issued 13,462 shares of our common stock to a consultant in consideration for consulting services, of which 7,692 shares of common stock vested immediately and the remaining 23,077 shares of common stock shall vest in increments of 1,923 at the end of each month over a 12 month period. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On July 30, 2013, we issued 23,077 shares of common stock to a consultant in consideration for consulting services. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On July 25, 2013, we issued 4,380 shares of our common stock pursuant to a conversion of $30,000 cash payment owed to certain legal service provider, based on the $6.85 closing price as of July 25, 2013. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Regulation S, as a transaction made outside of the United States.

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

* Filed herein

** In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Amendment to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2013

MARATHON PATENT GROUP, INC.

By:	/s/ Doug Croxall
Name: Doug Croxall
Title: Chief Executive Officer and Chairman
(Principal Executive Officer)

By:	/s/ John Stetson
Name: John Stetson
Title: Chief Financial Officer, Secretary and Director
(Principal Financial Officer)