Form 10-Q
period 2013-09-30
Marathon Patent Group, Inc.
filed 2013-11-14
CIK 1507605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  5,339,593 shares of common stock are issued and outstanding as of November 13, 2013.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, “Marathon Patent Group, Inc.,” “we,” “us,” “our” and similar terms refer to Marathon Patent Group, Inc., a Nevada corporation, and subsidiaries.

Item 1. Financial Statements

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES
(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION )
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

Current assets:
Cash	$5,864,388	$2,354,169
Accounts receivable	330,000	$-
Marketable securities - available for sale securities	6,250	12,500
Prepaid expenses	321,025	40,333
Assets of discontinued operations - current portion	-	82,145
Total current assets	6,521,663	2,489,147

Other assets:
Property and equipment, net	8,056	-
Intangible assets, net	3,217,007	492,152
Goodwill	2,144,488	-
Assets of discontinued operations - long term portion	-	1,035,570
Total other assets	5,369,551	1,527,722

Total Assets	$11,891,214	$4,016,869

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$372,552	$57,158
Liabilities of discontinued operations	30,664	30,664
Total liabilities	403,216	87,822

Stockholders' Equity:
Preferred stock, $.0001 par value, 50,000,000 shares authorized: none issued and outstanding	-	-
Common stock, ($.0001 par value; 200,000,000 shares authorized; 5,337,679 and 3,503,565 issued and outstanding at September 30, 2013 and December 31, 2012	534	352
Additional paid-in capital	20,917,699	10,976,325
Subscription receivable	(25,000)	-
Accumulated other comprehensive income - marketable securities available for sale	(6,250)	-
Deficits accumulated during the development stage	(9,388,489)	(7,037,134)

Total Marathon Patent Group, Inc. equity	11,498,494	3,939,543

Non-controlling interest in subsidiary	(10,496)	(10,496)

Total stockholders' equity	11,487,998	3,929,047

Total liabilities and stockholders' equity	$11,891,214	$4,016,869

See accompanying notes to unaudited consolidated financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES
(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION )
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012	PERIOD FROM INCEPTION (APRIL 30, 2011) TO SEPTEMBER 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$710,500	$-	$2,235,479	$-	$2,235,479

Cost of revenues	403,013	-	687,638	-	687,638

Gross profit	307,487	-	1,547,841	-	1,547,841

Expenses
Amortization of patents	384,977	-	860,657	-	860,657
Compensation and related taxes	470,786	1,556,790	1,938,814	2,479,182	4,615,276
Consulting fees	269,012	92,473	444,921	1,949,067	2,487,065
Professional fees	116,373	79,608	564,597	449,811	1,079,314
General and administrative	108,278	80,255	315,260	272,793	632,747
Total operating expenses	1,349,426	1,809,126	4,124,249	5,150,853	9,675,059

Operating loss from continuing operations	(1,041,939)	(1,809,126)	(2,576,408)	(5,150,853)	(8,127,218)

Other income (expenses)
Other income	-	-	-	125,000	125,000
Realized loss - available for sale	(38,819)	-	(38,819)	-	(151,319)
Interest expense	(243)	-	(702)	-	(855)
Interest income	474	2,757	1,114	2,930	2,092
Total other income (expenses)	(38,588)	2,757	(38,407)	127,930	(25,082)

Loss from continuing operations before provision for income taxes	(1,080,527)	(1,806,369)	(2,614,815)	(5,022,923)	(8,152,300)

Provision for income taxes	-	-	-	-	-

Loss from continuing operations	(1,080,527)	(1,806,369)	(2,614,815)	(5,022,923)	(8,152,300)

Discontinued operations:
Income (loss) from discontinued operations, net of tax	145,207	(96,921)	263,460	(1,426,846)	(1,246,685)

Net loss	(935,320)	(1,903,290)	(2,351,355)	(6,449,769)	(9,398,985)

Less: Net loss attributable to non-controlling interest	-	10,395	-	10,496	10,496

Net loss attributable to Marathon Patent Group, Inc.	$(935,320)	$(1,892,895)	$(2,351,355)	$(6,439,273)	$(9,388,489)

Loss per common share, basic and diluted:
Loss from continuing operations	$(0.21)	$(0.69)	$(0.60)	$(1.85)	$(3.02)
Loss from discontinued operations	0.03	(0.04)	0.06	(0.53)	(0.46)
	(0.18)	(0.73)	$(0.54)	(2.38)	$(3.48)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and Diluted	5,227,840	2,605,776	4,330,208	2,717,610	2,702,318

See accompanying notes to unaudited consolidated financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES
(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION )
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012	PERIOD FROM INCEPTION (APRIL 30, 2011) TO SEPTEMBER 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss attributable to Marathon Patent Group, Inc.	$(2,351,355)	$(6,439,273)	$(9,388,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	860,657	-	869,430
Amortization of prepaid expense in connection with the issuance of common stock issued for prepaid services	121,564	-	121,564
Depreciation expense	1,944	-	1,944
Stock based compensation on warrants granted	94,930	2,660,800	2,818,092
Stock based compensation on options granted	689,424	1,454,400	2,204,362
Common stock issued for services	658,350	75,000	856,637
Non-controlling interest	-	(10,496)	(10,496)
Non-cash revenue	(1,000,000)	-	(1,000,000)
Non-cash other income	-	(125,000)	(125,000)
Realized loss - available for sale	38,819	-	151,319
Gain on sale of assets of discontinued operations	(168,216)	-	(168,216)
Impairment of mineral rights	-	1,256,000	1,355,474
Impairment of assets of discontinued operations	-	30,248	30,248

Changes in operating assets and liabilities
Accounts receivable	(330,000)	-	(330,000)
Assets of discontinued operations - current portion	82,145	20,000	20,000
Prepaid expenses	39,000	(54,516)	(17,933)
Deposits	-	(235,660)	(3,500)
Assets of discontinued operations - long term portion	-	3,915	3,915
Accounts payable and accrued expenses	315,394	201,193	372,553

Net cash used in operating activities	(947,344)	(1,163,389)	(2,238,096)

Cash flows from investing activities:
Acquisition of mineral rights	-	(325,000)	(325,000)
Acquisition of patents	(1,450,000)	-	(1,950,000)
Note receivable - related party	-	(147,708)	(147,708)
Collection on note receivable - related party	-	-	147,708
Purchase of property and equipment	(10,000)	-	(10,000)
Proceeds received from the sale of marketable securities	129,397	-	129,397
Sale of real estate property (discontinued operations)	1,052,320	-	1,628,797
Acquisition of real estate property	-	(1,366,627)	(1,366,627)
Acquisition of Cyberfone Systems, LLC (cash portion)	(500,000)	-	(500,000)
Capitalized cost related to improvements of real estate property (discontinued operations)	(16,750)	(154,620)	(262,170)
Net cash used in investing activities	(795,033)	(1,993,955)	(2,655,603)

Cash flows from financing activities:
Payment on note payable	-	(930,000)	(930,000)
Payment on note payable - related party	-	(152,974)	(152,974)
Payment on note payable in connection with the acquisition of Cyberfone Systems, LLC	(500,000)	-	(500,000)
Payment in connection with the cancellation of stock and rescission agreement	-	(132,000)	(132,000)
Proceeds from disgorgement of former officer short swing profits	-	-	50,000
Proceeds from advances payables	-	-	100,000
Proceeds from promissory note - related party	-	-	53,500
Proceeds from sale of common stock, net of issuance costs	5,752,596	5,768,965	12,269,561
Net cash provided by financing activities	5,252,596	4,553,991	10,758,087

Net increase in cash	3,510,219	1,396,647	5,864,388

Cash at beginning of period	2,354,169	129,152	-

Cash at end of period	$5,864,388	$1,525,799	$5,864,388

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$702	$-	$855
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of a note payable to a related party in connection with the purchase of mining rights	$-	$-	$99,474
Issuance of common stock for advances payable	$-	$100,000	$100,000
Assumption of prepaid assets upon exercise of option agreement	$-	$43,157	$43,157
Assumption of accounts payable upon exercise of option agreement	$-	$30,664	$30,664
Issuance of a note payable in connection with an option agreement	$-	$930,000	$930,000
Issuance of common stock in connection with an option agreement	$-	$1,000	$1,000
Common stock issued for acquisition of patents	$-	$-	$925
Common stock issued in connection with the acquisition of Cyberfone Systems, LLC	$2,280,000	$-	$2,280,000
Issuance of common stock issued for prepaid services	$441,256	$-	$441,256
Acquisition of patents in connection with a non-cash settlement	$1,000,000	$-	$1,000,000

See accompanying notes to unaudited consolidated financial statements.

MARATHON PATENT GROUP, INC.
(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

Marathon Patent Group, Inc. (the “Company”), formerly American Strategic Minerals Corporation, was incorporated under the laws of the State of Nevada on February 23, 2010.

The Company is a patent licensing company serving a wide range of patent owners from Fortune 500 companies to independent inventors. The Company provides its clients advice and services that enable them to realize financial and strategic returns on their intellectual property rights. The Company acquires patent assets, partners with patent holders, and monetizes patent portfolios through actively managed patent licensing campaigns.

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
SEPTEMBER 30, 2013

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
SEPTEMBER 30, 2013

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

On March 6, 2013, the Company entered into an Asset Purchase Agreement (the “Augme Agreement”) with Augme Technologies (“Seller”) whereby Seller agreed to sell to the Company certain office equipment, data, documentation, and business information related to the Seller’s business and assign agreements and prospective clients and business opportunities to the Company. In consideration for the assets and assigned agreements, the Company paid $10,000 at closing and provides litigation assistance as defined in the Agreement. As additional consideration, the Company also entered into a 2 year Service Agreement (the “Service Agreement”) with the Seller whereby the Seller shall engage the Company to provide consulting services including patent litigation matters, sale, license involving the Seller’s intellectual property and general consulting services to continue the Seller’s business operations. The Company recorded the $10,000 payment which was primarily attributable to property and equipment. Additionally, the Company assumed an office lease agreement that expired in July 2013.

On April 22, 2013, CyberFone Acquisition Corp. (“Acquisition Corp.”), a Texas corporation and newly formed wholly owned subsidiary of the Company entered into a merger agreement (the “CyberFone Agreement”) with CyberFone Systems LLC, a Texas limited liability company (“CyberFone Systems”), TechDev Holdings LLC (“TechDev”) and The Spangenberg Family Foundation for the Benefit of Children’s Healthcare and Education (“Spangenberg Foundation”).  TechDev and Spangenberg Foundation owned 100% of the membership interests of CyberFone Systems (collectively, the “CyberFone Sellers”) (see Note 3).

MARATHON PATENT GROUP, INC.
(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in a deficit accumulated during the development stage of approximately $9.4 million as of September 30, 2013, and negative cash flows from operating activities and net loss of approximately $947,000 and $2.4 million, respectively, for the nine months ended September 30, 2013.  The Company anticipates further losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Based on current operating plans, the current resources of the Company, after taking into account the net funds received during the nine months ended September 30, 2013 from the sales and disposal of the remaining real estate properties and the sale of common stock of the Company, are expected to be sufficient for at least the next twelve months. The Company may choose to raise additional funds in connection with any future acquisition of additional intellectual property assets, operating businesses or other assets that it may choose to pursue. There can be no assurance, however, that any such opportunities will materialize. Moreover, any potential financing would likely be dilutive to the Company’s stockholders.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and present the financial statements of the Company and its wholly-owned subsidiaries. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances were eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of September 30, 2013, and the results of operations and cash flows for the nine months ended September 30, 2013 have been included. The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year. The accounting policies and procedures employed in the preparation of these condensed consolidated financial statements have been derived from the audited financial statements of the Company for the year ended December 31, 2012, which are contained in Form 10-K as filed with the Securities and Exchange Commission on March 28, 2013. The consolidated balance sheet as of December 31, 2012 was derived from those financial statements.

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

MARATHON PATENT GROUP, INC.
(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. For the nine months ended September 30, 2013, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

Accounts Receivable

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote.  At September 30, 2013 and 2012, there was no allowance for bad debt. Accounts receivable at September 30, 2013 and December 31, 2012, amounted to $330,000 and $0, respectively.

Concentration of Revenue and Geographic Area

Patent license revenue from enforcement activities is considered United States revenue as payments are for licenses for United States operations irrespective of the location of the licensee's or licensee's parent home domicile. As of September 30, 2013, three customers accounted for 100% of the Company’s total accounts receivable. Revenues from five customers accounted for approximately 88% of the Company’s revenues for the nine months ended September 30, 2013.

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

MARATHON PATENT GROUP, INC.
(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

Also due to the fact that the settlement element and license element for past and future use are the major central business, the Company does not present these two elements as different revenue streams in its statement of operations. The Company does not expect to provide licenses that do not provide some form of settlement or release. Revenues from patent enforcement activities accounted for 100% of the Company’s revenues for the nine months ended September 30, 2013.

Cost of Revenue

Cost of revenues mainly includes expenses incurred in connection with the Company’s patent enforcement activities, such as legal fees, consulting costs, patent maintenance, royalty fees for acquired patents and other related expenses. Cost of revenue does not include expenses related to product development, integration or support, as these are included in general and administrative expenses.

Prepaid Expenses

Prepaid expenses of $321,025 and $40,333 at September 30, 2013 and December 31, 2012, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses include prepayments in cash and equity instruments for public relation services, business advisory, consulting and prepaid insurance which are being amortized over the terms of their respective agreements.

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

MARATHON PATENT GROUP, INC.
(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

Comprehensive Income

Accounting Standards Update (“ASU”) No. 2011-05 amends Financial Accounting Standards Board (“FASB”) Codification Topic 220 on comprehensive income (1) to eliminate the current option to present the components of other comprehensive income (loss) in the statement of changes in equity, and (2) to require presentation of net income (loss) and other comprehensive income (loss) (and their respective components) either in a single continuous statement or in two separate but consecutive statements. These amendments do not alter any current recognition or measurement requirements in respect of items of other comprehensive income. The amendments in this Update are to be applied prospectively.

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
Investment measured at fair value on a recurring basis at September 30, 2013:

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
SEPTEMBER 30, 2013

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

Basic and Diluted Net Loss per Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. The Company has 842,307 post-split options and 708,620 post-split warrants outstanding at September 30, 2013 and was excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s net loss.

MARATHON PATENT GROUP, INC.
(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

The following table sets forth the computation of basic and diluted loss per share:

	For the Three Months ended September 30, 2013	For the Three Months ended September 30, 2012	For the Nine Months ended September 30, 2013	For the Nine Months ended September 30, 2012
Numerator:
Loss from continuing operations	$(1,080,527)	$(1,806,369)	$(2,614,815)	$(5,022,923)
Loss from discontinued operations	$145,207	$(96,921)	$263,460	$(1,426,846)

Denominator:
Denominator for basic and diluted loss per share
(weighted-average shares)	5,227,840	2,605,776	4,330,208	2,717,610

Loss per common share, basic and diluted:
Loss from continuing operations	$(0.21)	$(0.69)	$(0.60)	$(1.85)
Loss from discontinued operations	$0.03	$(0.04)	$0.06	$(0.53)

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

MARATHON PATENT GROUP, INC.
(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

Impairment of Long-lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the ASC 360 “Property, Plant and Equipment”.  The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of long-lived assets, including mineral rights, may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows expected to be generated by the asset. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The Company recorded impairment charges on its long-lived assets of $0 and $1,256,000 during the nine months ended September 30, 2013 and 2012, respectively, and was included in loss from discontinued operations.

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

Mineral Property Acquisition and Exploration Costs

Costs of lease, exploration, carrying and retaining unproven mineral lease properties were expensed as incurred. The Company expensed all mineral exploration costs as incurred. Such expenses are included in the loss from discontinued operations and prior periods have been restated in the Company’s financial statements and related footnotes to conform to this presentation. In June 2012, the Company decided to discontinue its exploration stage gold and minerals business and currently does not hold any unpatented mining claims.

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

MARATHON PATENT GROUP, INC.
(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." ASU 2013-11 provides guidance on the presentation of unrecognized tax benefits related to any disallowed portion of net operating loss carryforwards, similar tax losses, or tax credit carryforwards, if they exist. ASU 2013-11 is effective for fiscal years beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on the Company’s consolidated financial statements.

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

Pursuant to the terms of the CyberFone Merger Agreement, CyberFone Systems merged with and into Acquisition Corp with CyberFone Systems surviving the merger as the wholly owned subsidiary of the Company (the “Merger”).  The Company (i) issued 461,538 post-split (6,000,000 pre-split) shares of common stock to the CyberFone Sellers (the “Merger Shares”), (ii) paid the CyberFone Sellers $500,000 cash and (iii) issued a $500,000 promissory note to TechDev (the “Note”).  The Company valued these common shares at the fair market value on the date of grant at $4.94 post-split ($0.38 pre-split) per share or $2,280,000. The Note was non-interest bearing and was due on June 22, 2013, subject to acceleration in the event of default.  The Company may prepay the Note at any time without premium or penalty. On June 21, 2013, we paid $500,000 to TechDev in satisfaction of the note. The transaction resulted in a business combination and caused CyberFone Systems to become a wholly-owned subsidiary of the Company.

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

MARATHON PATENT GROUP, INC.
(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

The net purchase price paid by the Company was allocated to assets acquired and liabilities assumed on the records of the Company as follows:

Intangible assets	$1,135,512
Goodwill	2,144,488
Net purchase price	$3,280,000

Unaudited pro forma results of operations data as if the Company and the subsidiary had occurred are as follows:

	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012
Pro forma revenues	$8,135,479	$7,609,950
Pro forma income (loss) from operations	255,766	(963,396)
Pro forma net income (loss)	480,819	(2,257,312)
Pro forma income (loss) per share	$0.11	$(0.83)
Pro forma diluted income (loss) per share	$0.11	$(0.83)

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

The remaining assets and liabilities of discontinued operations are presented in the balance sheet under the caption “Assets and Liabilities of discontinued operation" and relates to the discontinued operations of the uranium and vanadium minerals business and real estate business. The carrying amounts of the major classes of these assets and liabilities are summarized as follows:

	September 30, 2013	December 31, 2012
Assets:
Prepaid expenses – current portion	$-	$-
Deposits in real estate under contract	-	82,145
Deposit	-	-
Real estate held for sale	-	1,035,570
Assets of discontinued operations	$-	$1,117,715

Liabilities:
Accounts payables and accrued expenses	$30,664	$30,664
Liabilities of discontinued operations	$30,664	$30,664

MARATHON PATENT GROUP, INC.
(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

The following table indicates selected financial data of the Company’s discontinued operations of its uranium and vanadium minerals business and real estate business.

	For the Three Months ended September 30, 2013	For the Three Months ended September 30, 2012	For the Nine Months ended September 30, 2013	For the Nine Months ended September 30, 2012
Revenues – real estate	$-	$-	$1,270,916	$-
Cost of sales – real estate	-	-	(1,064,320)	-
Gross profit	-	-	206,596	-
Operating and other non-operating expenses	(23,009)	(96,921)	(111,352)	(1,426,846)
Gain on sale of assets of discontinued operations	168,216	-	168,216	-

Income (loss) from discontinued operations	$145,207	$(96,921)	$263,460	$(1,426,846)

Deposits

Deposits at September 30, 2013 and December 31, 2012 were $0 and $82,145, respectively, which consist of earnest money deposits in connection with real estate properties under contract and were included in assets of discontinued operations – current portion.

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

The Company determined that the carrying value of the remaining real estate properties do not exceed the net realizable value and thus did not consider it necessary to record any impairment charges of real estate held for sale at September 30, 2013.  The Company sold all the remaining real estate properties generating gross profit of $206,596 during the nine months ended September 30, 2013 and is included in income (loss) from discontinued operations. As of September 30, 2013 and December 31, 2012, real estate held for sale which includes capitalized improvements amounted to $0 and $1,035,570, respectively, and were included in assets of discontinued operations – long term.

MARATHON PATENT GROUP, INC.
(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 5 – INTANGIBLE ASSETS

Intangible assets include patents purchased and are recorded based on their acquisition cost which consisted of the following:

	September 30, 2013 (unaudited)	December 31, 2012	Weighted average amortization period (years)
Patents	$4,086,437	$500,925	3.70
Less: accumulated amortization	(869,430)	(8,773)
	$3,217,007	$492,152

Intangible assets are comprised of patents with estimated useful lives between approximately 1 to 11 years. Once placed in service, the Company will amortize the costs of intangible assets over their estimated useful lives on a straight-line basis.  Costs incurred to acquire patents, including legal costs, are also capitalized as long-lived assets and amortized on a straight-line basis with the associated patent. Amortization of patents is included in operating expenses as reflected in the accompanying consolidated statements of operations. The Company assesses fair market value for any impairment to the carrying values.  As of September 30, 2013 and December 31, 2012 management concluded that there was no impairment to the acquired assets.

Amortization expense for the nine months ended September 30, 2013 and 2012 was $860,657 and $0, respectively. Future amortization of intangible assets, net is as follows:

2013	$345,327
2014	991,734
2015	756,690
2016	484,978
2017 and thereafter	638,278
Total	$3,217,007

On April 16, 2013, the Company through its subsidiary, Relay IP, Inc. acquired a US patent for $350,000.
On April 22, 2013, the Company acquired 10 US patents, 27 foreign patents and 1 patent pending from CyberFone Systems valued at $1,135,512 (see note 3). In September 2013, the Company acquired 14 US patents for a purchase price of $1,100,000.

In connection with a settlement and license agreement dated May 6, 2013, the Company agreed to settle and release a certain customer for past and future use of the Company’s patents. The customer agreed to assign and transfer 3 US patents and rights valued at $1,000,000 in lieu of cash payment which has been included in the Company’s revenues during the nine months ended September 30, 2013.

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
SEPTEMBER 30, 2013

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

On April 17, 2013, the Company executed a consulting agreement with a consultant pursuant to a 12 month consulting agreement for business advisory services. Pursuant to the terms of the agreement, the consultant shall receive a retainer of $5,000 per month. Additionally, the Company shall issue to the consultant 30,769 post-split (400,000 pre-split) shares of common stock of which 7,692 post-split (100,000 pre-split) shares vest immediately and the remaining 23,077 post-split (300,000 pre-split) shares will vest over a 12 month period. In June 2013, the Company issued 11,538 shares for services rendered and valued these common shares at the fair market value on the date of grant at approximately $5.03 per share or $58,000. In third quarter of 2013, the Company issued an aggregate of 5,769 shares of common stock in connection with this consulting agreement. The Company valued the shares at the fair market value on the date of grant at approximately $6.00 per share or $34,480.

On May 31, 2013, the Company sold an aggregate of 999,998 post-split (13,000,000 pre-split) units (the “Units”) representing gross proceeds to the Company of $5,200,000 to certain accredited investors (the “Investors”) pursuant to a securities purchase agreement (the “Securities Purchase Agreement”).

Each Unit was subscribed for a purchase price of $5.20 post-split ($0.40 pre-split) per Unit and consists of: (i) one share (the “Shares”) of the Company’s common stock (999,998 post-split common stock) and (ii) a three (3) year warrant (the “Warrants”) to purchase half a share of the common stock (499,999 post-split warrants) at an exercise price of $6.50 post-split ($0.50 pre-split) per share, subject to adjustment upon the occurrence of certain events such as stock splits and stock dividends and similar events. The Company paid placement agent fees of $170,000 to two broker-dealers in connection with the sale of the units, of which $30,000 was previously paid by the Company as a retainer.

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
SEPTEMBER 30, 2013

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

On May 22, 2013, the Company executed a one-year consulting agreement with a consultant for business advisory and capital restructuring services. The Company granted 23,077 post-split shares of common stock in connection with this consulting agreement and was valued at fair market value on the date of grant at approximately $5.85 post-split per share. In connection with the issuance of these common shares, the Company recorded stock-based consulting expense of $45,000 and prepaid expense of $90,000 at September 30, 2013 to be amortized over the remaining consulting agreement term.

On June 11, 2013, the Company granted an aggregate of 96,154 post-split (1,250,000 pre-split) shares of common stock to the Company’s CFO and a director of the Company and which were valued at fair market value on the date of grant at approximately $5.27 post-split ($0.41 pre-split) per share. Such shares vested immediately on the date of issuance. Additionally, during the nine months ended September 30, 2013, the Company recorded stock-based compensation expense of $506,250 in connection with the vested restricted stock grants.

On June 28, 2013, the Company executed a one-year consulting agreements with two consultants for investor communications and public relation services. The Company granted an aggregate of 67,308 post-split (875,000 pre-split) shares of common stock in connection with these consulting agreements and was valued at fair market value on the date of grant at approximately $4.55 post-split per share. In connection with the issuance of these common shares, the Company recorded stock-based consulting expense of $76,564 and prepaid expense of $229,692 at September 30, 2013 to be amortized over the remaining consulting agreement term.

On July 25, 2013, the Company granted 4,380 shares of common stock for legal services rendered. In connection with this transaction, the Company valued the shares at the fair market value on the date of grant at $6.85 per share or $30,000.

On July 29, 2013, the Company converted legal fees of $29,620 into 5,696 units of securities. Each unit was subscribed for a purchase price of $5.20 post-split ($0.40 pre-split) per unit and consists of: (i) one share of the Company’s common stock 5,696 post-split common stock) and (ii) a three (3) year warrant to purchase half a share of the common stock  (2,848 post-split warrants) at an exercise price of $6.50 post-split ($0.50 pre-split) per share, subject to adjustment upon the occurrence of certain events such as stock splits and stock dividends and similar events.

MARATHON PATENT GROUP, INC.
(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

In August 2013, the Company sold an aggregate of 153,846 post-split (2,000,000 pre-split) units representing gross proceeds to the Company of $800,000 to certain accredited investors pursuant to a securities purchase agreement. Each unit was subscribed for a purchase price of $5.20 post-split ($0.40 pre-split) per unit and consists of: (i) one share of the Company’s common stock (153,846 post-split common stock) and (ii) a three (3) year warrant to purchase half a share of the common stock (76,923 post-split warrants) at an exercise price of $6.50 post-split ($0.50 pre-split) per share, subject to adjustment upon the occurrence of certain events such as stock splits and stock dividends and similar events. Additionally, the Company paid placement agent fees of $35,029 and legal fees of $42,375 in connection with the sale of units.

Common Stock Warrants

During the nine months ended September 30, 2013, 73,077 post-split (950,000 pre-split) warrants were forfeited in accordance with the termination of employee and consultant relationships. During the nine months ended September 30, 2013, the Company recorded stock based compensation expense of $94,930 in connection with vested warrants. At September 30, 2013, there was a total of $121,954 of unrecognized compensation expense related to this non-vested warrant-based compensation arrangements.

A summary of the status of the Company's outstanding stock warrants and changes during the period then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2012	199,162	$7.02	6.52
Granted	582,175	6.50	3.00
Cancelled	-	-	-
Forfeited	(73,077)	6.50	8.92
Exercised	-	-	-
Balance at September 30, 2013	708,260	$6.65	4.40

Warrants exercisable at September 30, 2013	680,055	$6.67
Weighted average fair value of warrants granted during the period ended		$6.50

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
SEPTEMBER 30, 2013

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

On June 11, 2013, the Company granted an aggregate of 176,923 post-split (2,300,000 pre-split) 5-year options to purchase shares of common stock exercisable at $5.33 post-split ($0.41 pre-split) per share to the Chief Executive Officer and two directors of the Company. The stock options shall vest pro rata monthly over the following 24-month period.

MARATHON PATENT GROUP, INC.
(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

On June 11, 2013, the Company granted 15,385 post-split (200,000 pre-split) 5-year options to purchase shares of common stock exercisable at $5.33 post-split ($0.41 pre-split) per share to a consultant for legal services. The stock options shall vest pro rata monthly over the following 24-month period.

On June 19, 2013, the Company granted an aggregate of 23,077 post-split (300,000 pre-split) 5-year options to purchase shares of common stock exercisable at $4.94 post-split ($0.38 pre-split) per share to two employees of the Company. The options shall vest as follows: 33% the first anniversary hereof; 33% on the second anniversary and 34% on the third anniversary.

On July 25, 2013, the Company granted an aggregate of 67,307 five-year options to purchase shares of common stock to four consultants who are employees of IP Nav. Such options shall vest 33% on the first year anniversary, 33% on the second year anniversary and 34% on the third year anniversary. The exercise price was based on the $6.85 closing price of the Company’s common stock on the date of grant. In October 2013, 9,615 of these options were forfeited in accordance with the termination of consultant relationships.

On August 19, 2013, the Company granted an aggregate of 303,846 five-year options to purchase shares of common stock to two consultants who are employees of IP Nav. Such options shall vest 33% on the first year anniversary, 33% on the second year anniversary and 34% on the third year anniversary. The exercise price was based on the $5.85 closing price of the Company’s common stock on the date of grant.

The 794,230 post-split options granted during the nine months ended September 30, 2013 were valued on the grant date at ranging from approximately $2.86 to $7.41 post-split ($0.22 to $0.57 pre-split) per option or a total of $1,823,353 using the Black-Scholes option pricing model used for this valuation had the following assumptions: stock price ranging from $4.94 to $11.05 post-split ($0.38 to $0.85 pre-split) per share, volatility of ranging from 99% to 108%, expected term of ranging from approximately 2.5 to 5 years, and a risk free interest rate ranging from 0.31% to 0.89%.

For the nine months ended September 30, 2013 the Company recorded stock-based compensation expense of $682,716 and stock-based legal fees of $6,708. At September 30, 2013, there was a total of $1,197,835 of unrecognized compensation expense related to these non-vested option-based compensation arrangements discussed above.

A summary of the stock options as of September 30, 2013 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2012	153,846	6.50	9.87
Granted	794,230	5.05	4.03
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	(105,769)	11.05	4.70
Balance outstanding at September 30, 2013	842,307	$4.91	5.46

Options exercisable at September 30, 2013	102,564	$6.56
Options expected to vest	739,743
Weighted average fair value of options granted during the period		$3.54

MARATHON PATENT GROUP, INC.
(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

Stock options outstanding at September 30, 2013 as disclosed in the above table have $15,385 intrinsic value at the end of the period.

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

In December 2011, the Company, entered into a Lease Assignment and Acceptance Agreement with an affiliated company owned by the former officers of Amicor whereby the affiliated company agreed to assign its mineral rights and interests to the Company under a Surface and Mineral Lease Agreement dated in October 2011 with J.H. Ranch, Inc. located in San Juan County, Utah. The Company agreed to perform all of the affiliated company’s obligation under the Surface and Mineral Lease Agreement, including the payment of all lease payments, annual rents, advanced royalties, production royalties and other compensation as defined in the agreement. The term of this agreement was 20 years. In July 2013, the Company assigned its rights and interest in this lease agreement to an unrelated company. In consideration for the assignment, the unrelated company issued 1,293,967 of its shares to the Company (see Note 8).

In June 2012, the Company decided to discontinue its exploration stage gold and minerals business and currently does not hold any unpatented mining claims.

NOTE 8 – MARKETABLE SECURITIES

Marketable securities at September 30, 2013 consisted of the following:

	Cost	Gross Unrealized Gains/(losses) (Comprehensive Income)	Gross Realized Gains/(losses) (Statement of Operations)	Fair Value

Publicly traded equity securities – available for sale	$12,500	(6,250)	(38,819)	$6,250

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

MARATHON PATENT GROUP, INC.
(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
(DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

The Company has recorded unrealized loss of $6,250 as an element of comprehensive income during the nine months ended September 30, 2013.

In July 2013, the Company assigned its rights and interest in a mining lease agreement to an unrelated company. In consideration for the assignment of lease agreement, the unrelated company issued 1,293,967 of its shares (the “Unrelated Company Shares”) to the Company.  At the time of issuance, the Company valued the Unrelated Company Shares and recorded the cost of investment at the fair market value (based on the sale of its shares in a private placement) of the shares at $0.13 per share or $168,216 and was recorded as a gain from sale of assets of discontinued operations (see Note 4) during the nine months ended September 30, 2013. In September 2013, the Company sold the Unrelated Company Shares and generated proceeds of $129,397. The decrease in fair value of $38,819 has been recorded as realized loss in the statement of operations for the nine months ended September 30, 2013.

NOTE 9 – SUBSEQUENT EVENTS

In October 2013, the Company acquired 4 US patents in consideration for 150,000 restricted shares of the Company’s common stock. The restricted shares shall be subject to forfeiture rights for the benefit of the Company in the event no enforcement action is effected by the lapse of the enforcement period as defined in the patent purchase agreement. In connection with this transaction, the Company valued the shares at the fair market value on the date of grant at $4.79 per share or $718,500.

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

Overview

We were incorporated in the State of Nevada on February 23, 2010 under the name “Verve Ventures, Inc.” On December 7, 2011, we changed our name to “American Strategic Minerals Corporation” and were primarily engaged in exploration and potential development of uranium and vanadium minerals business. During June 2012, we decided to discontinue our uranium and vanadium minerals business and engaged in the business of acquiring, renovating, and selling real estate properties located within the areas of Southern California. On November 14, 2012, we completed a share exchange and acquired all the intellectual property rights of Sampo. On November 14, 2012, we decided to discontinue our real estate business.

We are a patent licensing company serving a wide range of patent owners from Fortune 500 to independent inventors. We provide our clients advice and services that enable them to realize financial and strategic returns on their intellectual property rights. We acquire patent assets, partners with patent holders, and monetizes patent portfolios through actively managed patent licensing campaigns.

Our principal office is located at 2331 Mill Road, Suite 100, Alexandria, VA 22314. Our telephone number is (703) 232-1701.

Recent Events

Reverse Split

On May 31, 2013, shareholders holding a majority of our outstanding voting capital approved a reverse stock split of our issued and outstanding common stock by a ratio of not less than one-for-five and not more than one-for-fifteen at any time prior to April 30, 2014, with the exact ratio to be set at a whole number within this range as determined by our Board of Directors in its sole discretion.   Per share numbers contained in this Report do not reflect any reverse split ratio that may be adopted by our Board of Directors.

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

Private Placement

On May 31, 2013, we sold an aggregate of 999,998 units representing gross proceeds of $5,200,000 to certain accredited investors pursuant to a securities purchase agreement. Each unit was subscribed for a purchase price of $5.20 per unit and consists of: (i) one share of our common stock, and (ii) a three (3) year warrant to purchase one half share of our common stock at an exercise price of $6.50 per share, subject to adjustment upon the occurrence of certain events such as stock splits and stock dividends and similar events.  The warrants contain limitations on the holders’ ability to exercise the warrants in the event such exercise causes the holder to beneficially own in excess of 9.99% of our issued and outstanding common stock. The Company paid placement agent fees of $170,000 to two broker-dealers in connection with the sale of the units of which $30,000 was previously paid by us as a retainer. On July 29, 2013, we converted legal fees of $29,620 into 5,696 units. In August 2013, we sold an an aggregate of 153,846 units representing gross proceeds of $775,000 and subscription receivable of $25,000. Additionally, we paid placement agent fees of $35,029 and legal fees of $42,375 in connection with the sale of units.

CyberFone Acquisition

On April 22, 2013, CyberFone Acquisition Corp. (“CyberFone Acquisition Corp.”), a Texas corporation and our newly formed wholly owned subsidiary entered into a merger agreement (the “CyberFone Merger Agreement”) with CyberFone Systems LLC, a Texas limited liability company (“CyberFone Systems”), TechDev Holdings LLC (“TechDev”) and The Spangenberg Family Foundation for the Benefit of Children’s Healthcare and Education (“Spangenberg Foundation”).  TechDev and Spangenberg Foundation owned 100% of the membership interests of CyberFone Systems (collectively, the ‘CyberFone Sellers”).

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

Pursuant to the terms of the CyberFone Merger Agreement, CyberFone Systems merged with and into CyberFone Acquisition Corp with CyberFone Systems surviving the merger as our wholly owned subsidiary.  We (i) issued 461,538 post-split (6,000,000 pre-split) shares of common stock to the CyberFone Sellers, (ii) paid the CyberFone Sellers $500,000 cash and (iii) issued a $500,000 promissory note to TechDev (the “Note”).  On June 21, 2013, we paid $500,000 to TechDev in satisfaction of the note.

Patent Acquisition

On September 25, 2013, we entered into a patent purchase agreement with Intergraph Corporation, a Delaware corporation, pursuant to which we acquired a patent portfolio. The transaction contemplated in the agreement closed on September 30, 2013.

On September 30, 2013, we entered into a patent purchase agreement with TeleCommunication Systems, Inc., a Maryland corporation, pursuant to which we acquired a patent portfolio that includes automated device-to-device transfer systems and web page content translator.

On October 15, 2013, we entered into a patent purchase agreement with TT IP, LLC, a Texas limited liability company, pursuant to which we acquired a patent portfolio for 150,000 shares of our common stock. The shares are subject to a forfeiture right for our benefit in the event that no enforcement action is effected by the lapse of the enforcement period.

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

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America ("US GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management include, but are not limited to, the assumptions used to calculate fair value of warrants granted, common stock issued for services, common stock issued in connection with an option agreement, common stock issued for acquisition of patents, and the valuation of mineral rights.

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

Revenue Recognition

We recognize revenue in accordance with ASC Topic 605, “Revenue Recognition”. Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been substantially performed, (iii) amounts are fixed or determinable and (iv) collectability of amounts is reasonably assured.

We consider its licensing and enforcement activities as one unit of accounting under ASC 605-25, “Multiple-Element Arrangements” as the delivered items do not have value to customers on a standalone basis, there are no undelivered elements and there is no general right of return relative to the license. Under ASC 605-25, the appropriate recognition of revenue is determined for the combined deliverables as a single unit of accounting and revenue is recognized upon delivery of the final elements, including the license for past and future use and the release. Also due to the fact that the settlement element and license element for past and future use are the major central business, we do not present these two elements as different revenue streams in its statement of operations. We do not expect to provide licenses that do not provide some form of settlement or release.

Cost of Revenue

Cost of revenues mainly includes expenses incurred in connection with our patent enforcement activities, such as legal fees, consulting costs, patent maintenance, royalty fees for acquired patents and other related expenses. Cost of revenue does not include expenses related to product development, patent amortization, integration or support, as these are included in general and administrative expenses.

Recent Accounting Pronouncements

In April 2013, the FASB ASU 2013-07, “Presentation of Financial Statements: Topic Liquidation Basis of Accounting”. ASU 2013-07 requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either: (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties; or (b) a plan for liquidation is being imposed by other forces. ASU 2013-07 will be effective for the Company beginning on January 1, 2014. We do not expect the adoption of ASU 2013-07 to have a material impact on our financial position, results of operations nor cash flows.

In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." ASU 2013-11 provides guidance on the presentation of unrecognized tax benefits related to any disallowed portion of net operating loss carryforwards, similar tax losses, or tax credit carryforwards, if they exist. ASU 2013-11 is effective for fiscal years beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on our consolidated financial statements.

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

For the Three and Nine months ended September 30, 2013 and 2012

We generated revenues of $710,500 and $2,235,479 during the three and nine months ended September 30, 2013, respectively, as compared to no revenue during the three and nine months ended September 30, 2012. Revenues from patent enforcement activities accounted for 100% of our revenues for the three and nine months ended September 30, 2013. Included in revenues for the nine months ended September 30, 2013 are non-cash revenue in connection with a settlement and license agreement dated May 6, 2013 whereby the customer agreed to assign and transfer to us 3 US patents and rights valued at $1,000,000 in lieu of cash payment.

Cost of revenues during the three and nine months ended September 30, 2013 amounted to $403,013 and $687,638, respectively, which mainly includes expenses incurred in connection with our patent enforcement activities, such as legal fees, consulting costs, patent maintenance, royalty fees for acquired patents and other related expenses. Our gross profit margin during the three and nine months ended September 30, 2013 was approximately 43% and 69%, respectively. The increase in the nine month period in 2013 is primarily attributable to the non-cash revenue of $1,000,000 discussed above.

We incurred operating expenses of $4,124,249 and $5,150,853 for the nine months ended September 30, 2013 and 2012, respectively, a decrease of $1,026,604 or 20%. We incurred operating expenses of $1,349,426 and $1,809,126 for the three months ended September 30, 2013 and 2012, respectively, a decrease of $459,700 or 25%. These expenses primarily consisted of amortization of patents, general expenses, compensation to our officers, directors and employees, professional fees and consulting incurred in connection with the day to day operation of our business. The operating expenses include non-cash expenses which are discussed below and in detail as seen under the Liquidity and Capital Resources – Operating Activities section.  The operating expenses consisted of the following:

	For the Three Months ended September 30, 2013	For the Three Months ended September 30, 2012	For the Nine Months ended September 30, 2013	For the Nine Months ended September 30, 2012

Amortization of patents	$384,977	$-	$860,657	$-
Professional fees	116,373	79,608	564,597	449,811
Compensation and related taxes	470,786	1,556,790	1,938,814	2,479,182
Consulting fees	269,012	92,473	444,921	1,949,067
Travel and related expenses	22,180	12,613	77,096	93,404
Other general and administrative	86,098	67,642	238,164	179,389
Total	$1,349,426	$1,809,126	$4,124,249	$5,150,853

·
Amortization of patents: Amortization expenses were $860,657 and $0 during the nine months ended September 30, 2013 and 2012, respectively, an increase of $860,657 or 100%. Amortization expenses were $384,977 and $0 during the three months ended September 30, 2013 and 2012, respectively, an increase of $384,977 or 100%. We have no comparable expense from the 2012 prior periods as we have acquired the patents beginning in November 2012.

·
Professional fees:  For the nine months ended September 30, 2013 and 2012, professional fees were $564,597 and $449,811, respectively, an increase of $114,786 or 26%.  For the three months ended September 30, 2013 and 2012, professional fees were $116,373 and $79,608, respectively, an increase of $36,765 or 46%. Professional fees include fees incurred for audits and legal fees related to public company filing requirements. The increase is primarily due to an increase in accounting and legal fees related to public company filing and reporting requirements. Additionally, during the three and nine months ended September 30, 2013 professional fees included stock based legal fees of $65,370 and $66,328, respectively.

·
Compensation expense and related taxes: Compensation expense includes salaries and stock-based compensation to our employees. For the nine months ended September 30, 2013 and 2012, compensation expense and related payroll taxes were $1,938,814 and $2,479,182, respectively, a decrease of $540,368 or 22%. For the three months ended September 30, 2013 and 2012, compensation expense and related payroll taxes were $470,786 and $1,556,790, respectively, a decrease of $1,086,004 or 70%. The decrease is primarily attributable to a decrease in stock based compensation of approximately $1,300,000 and $1,100,000 for the three and nine months ended September 30, 2013, respectively, in connection with warrant and option granted to our directors and officers and offset by an increase in salaries due to the hiring of our executive and management employees and support staff in 2013. During the nine months ended September 30, 2013 and 2012, we recognized stock based compensation of $1,203,678 and $2,335,790, respectively. During the three months ended September 30, 2013 and 2012, we recognized stock based compensation of $245,310 and $1,504,290, respectively.

·
Consulting fees: For the nine months ended September 30, 2013 and 2012, we incurred consulting fees of $444,921, and $1,949,067, respectively, a decrease of $1,504,146 or 77%, which is primarily attributable to a decrease in stock based consulting expense of approximately $1.5 million in connection with warrant granted to consultants for consulting on strategic acquisitions and advice on capital restructuring during the nine months ended September 30, 2012. For the three months ended September 30, 2013 and 2012, we incurred consulting fees of $269,012 and $92,473, respectively, an increase of $176,539 or 191%, which is primarily attributable to an increase in hiring of consultants for investor relations and business advisory services in 2013. During the nine months ended September 30, 2013 and 2012, we recognized stock based consulting of $294,262 and $1,779,410, respectively. During the three months ended September 30, 2013 and 2012, we recognized stock based consulting of $200,067 and $42,472, respectively.

·
Travel and related expenses: Travel expenses were $77,096 and $93,404 during the nine months ended September 30, 2013 and 2012, respectively, a decrease of $16,308 or 17%. This decrease during the nine month period is due to a decrease in business development related travel. Travel expenses were $22,180 and $12,613 during the three months ended September 30, 2013 and 2012, respectively, an increase of $9,567 or 76%.

·
Other general and administrative expenses: For the nine months ended September 30, 2013 and 2012, other general and administrative expenses were $238,164 and $179,389, respectively, an increase of $58,775 or 33%. For the three months ended September 30, 2013 and 2012, other general and administrative expenses were $86,098 and $67,642, respectively, an increase of $18,456 or 27%. Other general and administrative expenses include postage, general insurance, office supplies, utilities, rent expense and office expenses. Such increase is primarily attributable to an increase in operations.

Operating Loss from Continuing Operations

We reported an operating loss from continuing operations of $2,576,408 and $5,150,853 for the nine months ended September 30, 2013 and 2012, respectively, a decrease of $2,574,445 or 50%.  We reported an operating loss from continuing operations of $1,041,939 and $1,809,126 for the three months ended September 30, 2013 and 2012, respectively, a decrease of $767,187 or 42%. The decrease in operating loss was primarily attributable due to the increase in gross profit and additionally the decrease in operating expenses as described above.

Other Income

Total other income (expense) was ($38,407) and $127,930 for the nine months ended September 30, 2013 and 2012, respectively, a decrease of $166,337 or 130%. On March 19, 2012, we entered into an agreement with California Gold, pursuant to which we agreed to provide California Gold with a geological review on or prior to March 30, 2012, of our certain uranium properties in consideration for $125,000 offset by the realized loss – available for sale of $38,819 in connection with the shares we received as consideration for the assignment of a mining lease in July 2013.  We do not have a comparable other income during the nine months ended September 30, 2013. Total other income (expense) was ($38,588) and $2,757 for the three months ended September 30, 2013 and 2012, respectively, a decrease of $41,345 or 1,500%. We recognize a realized loss – available for sale of $38,819 in connection with the shares we received as consideration for the assignment of a mining lease in July 2013.

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

	For the Three Months ended September 30, 2013	For the Three Months ended September 30, 2012	For the Nine Months ended September 30, 2013	For the Nine Months ended September 30, 2012
Revenues – real estate	$-	$-	$1,270,916	$-
Cost of sales – real estate	-	-	(1,064,320)	-
Gross profit	-	-	206,596	-
Operating and other non-operating expenses	(23,009)	(96,921)	(111,352)	(1,426,846)
Gain on sale of assets of discontinued operations	168,216	-	168,216	-

Income (loss) from discontinued operations	$145,207	$(96,921)	$263,460	$(1,426,846)

Net Loss

We reported a net loss of $2,351,355 or $(0.54) per common shares - basic and diluted and $6,449,769 or $(2.38) per common share - basic and diluted, respectively, for the nine months ended September 30, 2013 and 2012, respectively, a decrease of  4,098,414 or 64%. We reported a net loss of $935,320 or $(0.18) per common shares - basic and diluted and $1,903,290 or $(0.73) per common share - basic and diluted, respectively, for the three months ended September 30, 2013 and 2012, respectively, a decrease of  $957,575 or 51%. The net loss includes non-cash items which are discussed in detail as seen under the Liquidity and Capital Resources – Operating Activities section.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At September 30, 2013, we had a cash balance of $5,864,388 and working capital of $6,118,447. During the nine months ended September 30, 2013, we have been funding our operations through the sale of our common stock, the revenues generated from patent enforcement activities and the sale of our remaining real estate properties which is included in our discontinued operations. We received net proceeds from the sale of our common stock of approximately $5,752,000 during the nine months ended September 30, 2013.

We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations.   We estimate that based on current plans and assumptions, that our available cash is sufficient to satisfy our cash requirements under our present operating expectations for at least the next twelve months. We presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations after 12 months.  We have not generated revenues to support our current daily operations from the inception of development stage. We may need to raise significant additional capital to fund our future operating expenses, pay our obligations, and grow our Company. Although we generated revenue during the nine months ended September 30, 2013, such revenue is not sufficient to fund our ongoing operations.  Therefore our future operations will be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. The trading price of our common stock could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. Our inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our development plans and possibly cease our operations.

Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended September 30, 2013, net cash flows used in operating activities was $947,344 and was primarily attributable to our net loss of $2,351,355, adjusted for non-cash items such as stock based compensation expenses of $1,203,678,  stock based consulting expenses of $294,262, stock based legal fees of $66,328, amortization and depreciation expense of $862,601, realized loss from the sale of marketable securities - available for sale of $38,819 and  total changes in assets and liabilities of $106,539 offset by non cash revenue of $1,000,000 and gain on sale of assets of discontinued operations of $168,216. The total changes in assets and liabilities is primarily attributable to a decrease in prepaid expenses of $39,000, decrease in assets of discontinued operations of $82,145, increase in accounts payable and accrued expenses of $315,394 offset by an increase in accounts receivable of $330,000. During the three months ended September 30, 2013, net loss of $935,320 includes non-cash expenses such as stock based compensation expenses of $245,310, stock based consulting expenses of $200,067, stock based legal fees of $65,370, amortization and depreciation expense of $385,810, realized loss from the sale of marketable securities-available for sale of $38,819 and offset by gain on sale of assets of discontinued operations of $168,216.

For the nine months ended September 30, 2012, net cash flows used in operating activities was $1,163,389 and was primarily attributable to our net loss of $6,439,273, adjusted for the add-back of non-cash items such as stock based compensation of $4,190,200, impairment of mining rights and assets of discontinued operations of $1,286,248 and other income of $125,000, and total changes in assets and liabilities of $65,068 primarily attributable to an increase in prepaid expenses of $54,516, increase in deposits of $235,660, and increase in accounts payable and accrued expenses of $201,193.

Investing Activities

Net cash flows provided by investing activities were $795,033 in connection with the sale of real estate property of $1,052,320 and proceeds received from the sale of marketable securities of $129,397 offset by acquisition of patents of $1,450,000, acquisition of CyberFone Systems of $500,000, capitalized cost related to improvements of real estate property of $16,750 and purchase of property and equipment of $10,000 during the nine months ended September 30, 2013.

Net cash flows used in investing activities were $1,993,955 in connection with acquisition of mineral rights of $325,000, investment in note receivable of $147,708 and acquisition of real estate property including capitalized improvements of $1,521,247 during the nine months ended September 30, 2012.

Financing Activities

Net cash flows provided by financing activities were $5,252,596 in connection with net proceeds from sale of our common stock of $5,752,596 offset by $500,000 payment of note payable related to the CyberFone acquisition during the nine months ended September 30, 2013. Net cash flows provided by financing activities were $4,553,991 for the nine months ended September 30, 2012. We received net proceeds from the sale of our securities of $5,768,965 offset by payment on notes payable of $1,082,974 and payments of $132,000 in connection with the rescission agreement during the nine months ended September 30, 2012.

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

With respect to the quarterly period ended September 30, 2013, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s management has concluded that certain disclosure controls and procedures were not effective as of September 30, 2013 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

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

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Document
101.def	XBRL Taxonomy Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

* Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2013

MARATHON PATENT GROUP, INC.

By:	/s/ Doug Croxall
Name: Doug Croxall
Title: Chief Executive Officer and Chairman
(Principal Executive Officer)

By:	/s/ John Stetson
Name: John Stetson
Title: Chief Financial Officer, Secretary and Director
(Principal Financial Officer)