Form 10-K
period 2013-12-31
Marathon Patent Group, Inc.
filed 2014-03-31
CIK 1507605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this From 10-K. [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2013, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing sales price of Common Stock on June 28, 2013, was approximately $18 million. As of March 28, 2014, the registrant had 5,489,593 shares of Common Stock outstanding.

-i-

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

ITEM 1. BUSINESS

      Our business is to acquire patents and patent rights and to monetize the value of those assets to generate revenue and profit for the Company.  We acquire patents and patent rights from their owners, who range from individual inventors to Fortune 500 companies.  Part of our acquisition strategy is to acquire patents and patent rights that cover a wide-range of subject matter, which allows us to achieve the benefits of a growing diversified portfolio of assets.  Generally, the assets we acquire are characterized by having large identifiable companies who are or have been using technology that infringes our patent rights.  We generally monetize our portfolio of assets by initiating enforcement activities against any infringing parties with the objective of entering into a standard form of comprehensive settlement and license agreement that may include the granting of non-exclusive retroactive and future rights to use the patented technology, a covenant not to sue, a release of the party from certain claims, the dismissal of any pending litigation and other terms that are appropriate in the circumstances.  Our strategy has been developed with the expectation that it will result in a long-term, diversified revenue stream for the Company.

As of December 31, 2013, we owned a patent portfolio consisting of 118 U.S. and foreign patents and 5 patent applications. During the second quarter of 2013, we began generating revenue from our patent portfolio.

We were incorporated in the State of Nevada on February 23, 2010 under the name “Verve Ventures, Inc.” On December 7, 2011, we changed our name to “American Strategic Minerals Corporation” and were primarily engaged in exploration and potential development of uranium and vanadium minerals business. During June 2012, we decided to discontinue our uranium and vanadium minerals business and engaged in the business of acquiring, renovating, and selling real estate properties located within the areas of Southern California. On November 14, 2012, we acquired all the intellectual property rights of Sampo. On November 14, 2012, we decided to discontinue our real estate business. Our principal office is located at 2331 Mill Road, Suite 100, Alexandria, VA 22314. Our telephone number is (703) 232-1701.  We also have an office at 11100 Santa Monica Blvd., Suite 380, Los Angeles, CA 90025.

Industry Overview and Market Opportunity

Under U.S. law, an inventor or patent owner has the right to exclude others from making, selling or using their patented invention. Unfortunately, in the majority of cases, infringers are generally unwilling, at least initially, to negotiate or pay reasonable royalties for their unauthorized use of third-party patents and will typically fight any allegations of patent infringement. Inventors and/or patent holders, without sufficient legal, financial and/or expert technical resources to bring and continue the pursuit of legal action, may lack credibility in dealing with potential licensees and as a result, are often ignored. As a result of the common reluctance of patent infringers to negotiate and ultimately take a patent license for the use of third-party patented technologies, patent licensing and enforcement often begins with the filing of patent enforcement litigation. However, the majority of patent infringement contentions settle out of court based on the strength of the patent claims, validity, and persuasive evidence and clarity that the patent is being infringed.

Due to the relative infancy of the IP monetization industry, we believe that the absolute size of our market opportunity is very significant but difficult to quantify.

Business Model and Strategy – Overview

Our business model encompasses two main elements: (1) the identification, analysis and acquisition of patents and patent rights; and (2) the generation of revenue from the acquired patents or patent rights.

Typically, we compensate the patent seller through a cash fee paid upon the acquisition of the patents or patent rights as well as the assignment of the patents or patent rights to us or one of our operating subsidiaries.  Additionally, a patent seller may also seek to receive compensation through participation in the monetization revenue generated by us from the patents or patent rights.  The patent seller may also receive compensation through a combination of both cash and revenue participation.

Key Factors of Our Business Model

Diversification within the Asset Class

As of December 31, 2013, we owned 118 U.S. and foreign patents and 5 patent applications.  We intend to add more patents and patent applications for the purpose of generating licensing revenues.  By owning multiple patent assets, we will continue to be diversified in both the types of patents that we own as well as the frequency and size of the monetization revenue generated.  This diversification prevents us from having to rely on a single patent, or patent family to generate all of our revenue. Additionally, by commencing multiple settlement and licensing campaigns with our different patent assets, we intend to generate frequent revenue events through the execution of multiple settlement and licensing agreements.  Our diversification of patent assets and revenue generation allows us to avoid the binary risk that can be associated with owning a single patent asset that typically generates a single stream of licensing revenue.

Supply of Patent Acquisition Opportunities

We have worked to establish a supply of patent acquisition opportunities with patent brokers and dealers, with individual inventors and patent owners, as well as with large corporations who own patent portfolios.  Service providers, such as patent prosecution and litigation attorneys and patent licensing professionals have also become key suppliers of patent opportunities.  An example of a key supplier of patent opportunities is IP Navigation Group LLC (“IP Nav”).  We have received a significant amount of our patent acquisition opportunities from our relationship with IP Nav.  We intend to continue to add to our patent acquisition opportunities by increasing the number of third parties that we work with when reviewing potential patent acquisition opportunities.  Additionally, we intend to seek opportunities to acquire patents from companies and patent owners that are in industry sectors that we have not acquired patents from in the past.

Patent Portfolio Evaluation

We follow a disciplined due diligence approach when analyzing potential patent acquisitions.  Each opportunity to acquire a patent portfolio can vary based on the amount and type of patent assets, the complexity of the underlying inventions, and the analysis of the industries in which the invention is being used.

Subtleties in the language of a patent’s recorded interactions with the patent office and the evaluation of prior art and literature can make significant differences in the potential monetization revenue derived from a patent or patent portfolio.  Our specialists are trained and skilled in these areas.  It is important to identify potential problem areas, if any, and determine whether potential problem areas can be overcome, prior to acquiring a patent portfolio or launching an effective monetization program.  We have developed processes and procedures for identifying problem areas and evaluating the strength of a patent portfolio before the decision is made to allocate resources to an acquisition or to launch an effective monetization effort

Subtleties in the language of a patent’s recorded interactions with the patent office and the evaluation of prior art and literature can make significant differences in the potential monetization revenue derived from a patent or patent portfolio.  Our specialists are trained and skilled in these areas.  It is important to identify potential problem areas, if any, and determine whether potential problem areas can be overcome, prior to acquiring a patent portfolio or launching an effective monetization program.  We have developed processes and procedures for identifying problem areas and evaluating the strength of a patent portfolio before the decision is made to allocate resources to an acquisition or to launch an effective monetization effort.

We seek to use third-party experts in addition to our internal management team in the evaluation and due diligence of the patent assets.  The combination of our management team and third-party patent attorneys, intellectual property licensing experts, and technology engineers allow us to conduct our tailored patent acquisition and evaluation processes and procedures.  We may also leverage the expertise of external specialists and technology consultants.  We evaluate both the types and strength of the claims of the patent as well as the file history of the patent.

Finally, prior to making a final decision to acquire a patent asset, we identify and consider potential problem areas, if any, and determine whether any potential problem areas can be overcome prior to acquiring a patent portfolio or launching an effective monetization program.  Additionally, we identify potential infringers; industries within which the potential infringers exist; longevity of the patented technology; and a variety of other factors that directly impact the magnitude and potential success of a licensing and enforcement program.

Commencement of Monetization Campaign

If we complete the due diligence and have determined that the patent acquisition opportunity is worth pursuing, we may enter into final negotiations to acquire the patent assets. The owner of the patent will typically receive an upfront acquisition payment or a portion of the revenue generated from a patent portfolio’s monetization campaign or a combination of the two.  Typically, we control the monetization process and use experienced patent litigation professionals on a contingency basis to reduce the potentially high costs associated with patent litigation.

Our due diligence process may also identify potential infringers who are using the acquired patent assets in an unauthorized manner.  We generate, or have had others generate on our behalf, presentations that identify the potentially infringing technologies.  Furthermore, we present an analysis of the claims of our patents and demonstrate how they apply to companies we believe are using our technologies in their products or services in an unauthorized manner.  These presentations can take place in a non-adversarial business setting but can also occur through the litigation process, if necessary.

Our Products and Services

We acquire patents and patent rights from patent holders and work to maximize the value of those patents holdings by conducting and managing monetization campaigns. Some patent holders tend to have limited internal resources and/or expertise to effectively address the unauthorized use of their patented technologies or they simply make the strategic business decision to outsource their intellectual property licensing.  Generally, we, or an operating subsidiary, acquires patents or patent rights in exchange for an upfront cash payment or for a percentage of our operating subsidiary's gross recoveries from the monetization campaigns involving the acquired patents or a combination of the two.

Competition

We expect to encounter significant competition from others seeking to acquire interests in intellectual property assets and monetize such assets. This includes an increase in the number of competitors seeking to acquire the same or similar patents and technologies that we may seek to acquire.  Most of our competitors have much longer operating histories, and significantly greater financial and human resources than we do. Entities such as Vringo, Inc. (NYSE MKT: VRNG), VirnetX Holding Corp (NYSE MKT: VHC), Acacia Research Corporation (NASDAQ: ACTG), RPX Corporation (NASDAQ: RPXC), and others presently market themselves as being in the business of creating, acquiring, licensing or leveraging the value of intellectual property assets. We expect others to enter the market as the true value of patents and other intellectual property is increasingly recognized and validated. In addition, competitors may seek to acquire the same or similar patents and technologies that we may seek to acquire, making it more difficult and expensive for us to acquire, to monetize and to generate value form those assets.

We also compete with venture capital firms, strategic corporate buyers and various industry leaders for patents and patent rights acquisitions and enforcement opportunities.  Most of these competitors have substantially greater financial and human resources than we do.  As the market matures, we may find more companies entering the market to pursue similar opportunities, which may reduce our market share in one or more technology industries that we currently rely upon to generate future revenue.

Intellectual Property and Patent Rights

Our intellectual property is primarily comprised of issued patents and pending patents, other patent rights, trade secrets, patented know-how, copyrights and technological innovation.

The Company’s patent portfolio includes 118 issued U.S. and foreign patents, and 5 patent applications. The portfolio covers a wide range of industries and technologies, including the following:

•	Patents describing collaborative systems that entail centralized communication methods for storing information and pushing notifications to group participants;

•	Patents that provide the right to practice specific transactional data processing, telecommunications, network and database inventions, including financial transactions;

•	Patents that enable multicasting on Internet protocol networks;

•	Patents relating to performance enhancement features and enabling technology within switching communication terminal equipment, and in Private Branch Exchanges (PBXs) in a communication network;

•	Patents relating to a wide range of technologies including processor architecture in the mobile device marketplace;

•	Patents relating to process automation in the production and resource planning space (ERP) although the patents and their associated claims show a clear relationship with other fields of use;

•	Patents that cover key enabling wireless technologies including the transfer of active session among devices and web content transformation into formats compatible with destination devices;

•
Patents related to the automotive and related industries in the areas of occupant restraint and safety systems as well as automotive centric communications methodologies including sensing and detection technologies; and

•	Patents related to frame relay technologies.

Patent Enforcement Litigation

In the normal course of our business of patent monetization, it is generally necessary for us to initiate litigation in order to commence the process of protecting our patent rights.  Such activities are expected to lead to a monetization event.  Accordingly, we are, and in the future expect to become, a party to ongoing patent enforcement related litigation alleging infringement by various third parties of certain of the patented technologies owned and/or controlled by us.  Litigation is commenced by and managed through the subsidiary that owns the related portfolio of patents or patent rights.  In connection with our enforcement activities, we are currently involved in multiple patent infringement cases.  As of December 31, 2013, the Company has in suit a total of 57 active defendants, 31 in the District of Delaware, 2 in the Eastern District of Virginia and 24 in the Eastern District of Texas.

Research and Development

We have not expended funds for research and development costs.

Employees

As of December 31, 2013, we had five (5) full-time employees and one (1) part-time employee.   We believe our employee relations to be good.

ITEM 1A. RISK FACTORS

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

Risks Related to Our Company

We have changed the focus of our business to acquiring patents and patent rights and monetizing the value of those assets through enforcement campaigns that are expected to generate revenue.  We may not be able to successfully monetize the patents that we acquire and thus we may fail to realize all of the anticipated benefits of such acquisitions.

There is no assurance that we will be able to continue to successfully acquire, develop or monetize our patent portfolio. The acquisition of patents could fail to produce anticipated benefits or we could have other adverse effects that we do not currently foresee. Failure to successfully monetize our patents would have a material adverse effect on our business, financial condition and results of operations.

In addition, the acquisition of patent portfolios is subject to a number of risks, including, but not limited to the following:

●
There is a significant time lag between acquiring a patent portfolio and recognizing revenue from those patent assets. During that time lag, substantial amounts of costs are likely to be incurred that could have a negative effect on our results of operations, cash flows and financial position; and

●
The monetization of a patent portfolio will be a time consuming and expensive process that may disrupt our operations. If our monetization efforts are not successful, our results of operations could be harmed. In addition, we may not achieve anticipated synergies or other benefits from such acquisition.

We may encounter unforeseen difficulties with our business or operations in the future that may deplete our capital resources more rapidly than anticipated. As a result, we may be required to obtain additional working capital in the future through public or private debt or equity financings, borrowings or otherwise. If we are required to raise additional working capital in the future, such financing may be unavailable to us on favorable terms, if at all, or may be dilutive to our existing stockholders. If we fail to obtain additional working capital, as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition.

Therefore, there is no assurance that the monetization of our patent portfolios will generate enough revenue to recoup our investment.

We are presently reliant exclusively on the patent assets we acquired from other companies. If we are unable to monetize such assets and generate revenue and profit through those assets or by other means, there is a significant risk that our business would fail.

At the commencement of our current line of business in 2012, we acquired a portfolio of patent assets from Sampo IP LLC (“Sampo”), a company affiliated with our Chief Executive Officer, Douglas Croxall, from which we have generated revenue from enforcement activities and for which we plan to continue to generate enforcement related revenue.  On April 16, 2013, we acquired a patent from Mosaid Technologies Incorporated, a Canadian corporation. On April 22, 2013, we acquired a foundational patent portfolio through a merger between CyberFone Acquisition Corp., a Texas corporation and our wholly owned subsidiary and CyberFone Systems LLC, a Texas limited liability company (“CyberFone Systems”). In June 2013, in connection with the closing of a licensing agreement with Siemens Technology, we acquired a patent portfolio from that company.  In September 2013, we acquired a portfolio from TeleCommunication Systems and an additional portfolio from Intergraph Corporation.  In October 2013, we acquired a patent portfolio from TT IP, LLC.  In December 2013, in connection with a licensing agreement with Zhone, we acquired a portfolio of patents from that company.  Also, in December 2013, we acquired a patent portfolio from Delphi Technologies, Inc.  We plan to generate revenues from our acquired patent portfolios.  However, if our efforts to generate revenue from these assets fail, we will have incurred significant losses and may be unable to acquire additional assets. If this occurs, our business would likely fail.

Failure to effectively manage our growth could place strains on our managerial, operational and financial resources and could adversely affect our business and operating results.

Our growth has placed, and is expected to continue to place, a strain on our managerial, operational and financial resources and systems. Further, as our subsidiary companies’ businesses grow, we will be required to continue to manage multiple relationships. Any further growth by us or our subsidiary companies, or an increase in the number of our strategic relationships, may place additional strain on our managerial, operational and financial resources and systems. Although we may not grow as we expect, if we fail to manage our growth effectively or to develop and expand our managerial, operational and financial resources and systems, our business and financial results would be materially harmed.

We initiate legal proceedings against potentially infringing companies in the normal course of our business and we believe that extended  litigation proceedings would be time-consuming and costly, which may adversely affect our financial condition and our ability to operate our business.

To monetize our patent assets, we generally initiate legal proceedings against likely infringing companies, pursuant to which we may allege that such companies infringe on one or more of our patents. Our viability could be highly dependent on the outcome of the litigation, and there is a risk that we may be unable to achieve the results we desire from such litigation, which failure would substantially harm our business.  In addition, the defendants in the litigations are likely to be much larger than us and have substantially more resources than we do, which could make our litigation efforts more difficult.

We anticipate that these legal proceedings may continue for several years and may require significant expenditures for legal fees and other expenses. Disputes regarding the assertion of patents and other intellectual property rights are highly complex and technical. Once initiated, we may be forced to litigate against others to enforce or defend our patent rights or to determine the validity and scope of other party’s patent rights. The defendants or other third parties involved in the lawsuits in which we are involved may allege defenses and/or file counterclaims in an effort to avoid or limit liability and damages for patent infringement. If such defenses or counterclaims are successful, they may preclude our ability to derive monetization revenue from the patents. A negative outcome of any such litigation, or one or more claims contained within any such litigation, could materially and adversely impact our business. Additionally, we anticipate that our legal fees and other expenses will be material and will negatively impact our financial condition and results of operations and may result in our inability to continue our business.

We may seek to internally develop additional new inventions and intellectual property, which would take time and be costly. Moreover, the failure to obtain or maintain intellectual property rights for such inventions would lead to the loss of our investments in such activities.

Part of our business may in the future include the internal development of new inventions or intellectual property that we will seek to monetize. However, this aspect of our business would likely require significant amounts of capital and would take time to achieve. Such activities could also distract our management team from its present business initiatives, which could have a material and adverse effect on our business. There is also the risk that such initiatives may not yield any viable new inventions or technology, which would lead to a loss of our investments in time and resources in such activities.

In addition, even if we are able to internally develop new inventions, in order for those inventions to be viable and to compete effectively, we would need to develop and maintain, and we would be heavily reliant upon, a proprietary position with respect to such inventions and intellectual property. However, there are significant risks associated with any such intellectual property we may develop principally including the following:

• patent applications we may file may not result in issued patents or may take longer than we expect to result in issued patents;

• we may be subject to interference proceedings;

• we may be subject to opposition proceedings in the U.S. or foreign countries;

• any patents that are issued to us may not provide meaningful protection;

• we may not be able to develop additional proprietary technologies that are patentable;

• other companies may challenge patents issued to us;

• other companies may have independently developed and/or patented (or may in the future independently develop and patent) similar or alternative technologies, or duplicate our technologies;

• other companies may design around technologies we have developed; and

• enforcement of our patents would be complex, uncertain and very expensive.

We cannot be certain that patents will be issued as a result of any future patent applications, or that any of our patents, once issued, will provide us with adequate protection from competing products. For example, issued patents may be circumvented or challenged, declared invalid or unenforceable, or narrowed in scope. In addition, since publication of discoveries in scientific or patent literature often lags behind actual discoveries, we cannot be certain that we will be the first to make our additional new inventions or to file patent applications covering those inventions. It is also possible that others may have or may obtain issued patents that could prevent us from commercializing our products or require us to obtain licenses requiring the payment of significant fees or royalties in order to enable us to conduct our business. As to those patents that we may acquire, our continued rights will depend on meeting any obligations to the seller and we may be unable to do so. Our failure to obtain or maintain intellectual property rights for our inventions would lead to the loss of our investments in such activities, which would have a material adverse effect on us.

Moreover, patent application delays could cause delays in recognizing revenue from our internally generated patents and could cause us to miss opportunities to license patents before other competing technologies are developed or introduced into the market.

Our future success depends on our ability to expand our organization to match the growth of our subsidiaries.

            As our operating subsidiaries grow, the administrative demands upon us and our operating subsidiaries will grow, and our success will depend upon our ability to meet those demands. These demands include increased accounting, management, legal services, staff support, and general office services. We may need to hire additional qualified personnel to meet these demands, the cost and quality of which is dependent in part upon market factors outside of our control. Further, we will need to effectively manage the training and growth of our staff to maintain an efficient and effective workforce, and our failure to do so could adversely affect our business and operating results.

Potential acquisitions may present risks, and we may be unable to achieve the financial or other goals intended at the time of any potential acquisition.

Our future growth depends, in part, on our ability to acquire patented technologies, patent portfolios, or companies holding such patented technologies and patent portfolios. Accordingly, we have engaged in acquisitions to expand our patent portfolios and we intend to continue to explore such acquisitions. Such acquisitions are subject to numerous risks, including the following:

●	our inability to enter into a definitive agreement with respect to any potential acquisition, or if we are able to enter into such agreement, our inability to consummate the potential acquisition;

●	difficulty integrating the operations, technology and personnel of the acquired entity;

●	our inability to achieve the anticipated financial and other benefits of the specific acquisition;

●	difficulty in maintaining controls, procedures and policies during the transition and monetization process;

●	diversion of our management’s attention from other business concerns; and

●	failure of our due diligence process to identify significant issues, including issues with respect to patented technologies and patent portfolios, and other legal and financial contingencies.

If we are unable to manage these risks effectively as part of any acquisition, our business could be adversely affected.

Our revenues are unpredictable, and this may harm our financial condition.

From November 12, 2012 to the present, our operating subsidiaries have executed our business strategy of acquiring patent portfolios and accompanying patent rights and monetizing the value of those assets.  At December 31, 2013, on a consolidated basis, our operating subsidiaries ownd or controlled the rights to over 118 patent assets, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries. These acquisitions continue to expand and diversify our revenue generating opportunities. However, due to the nature of our patent monetization business and uncertainties regarding the amount and timing of the receipt of funds from the monetization of our patent assets resulting in part from uncertainties regarding the outcome of enforcement actions, rates of adoption of our patented technologies, outlook for the businesses for defendants, and certain other factors, our revenues may vary substantially from quarter to quarter, which could make our business difficult to manage, adversely affect our business and operating results, cause our quarterly results to fall below market expectations and adversely affect the market price of our common stock.

Our patent monetization cycle is lengthy and costly, and our marketing, legal and sales efforts may be unsuccessful.

We expect our operating subsidiaries to incur significant marketing, legal and sales expenses prior to entering into monetization events that generate revenue for the Company.  We will also spend considerable resources educating defendants on the benefits of a settlement with us that may include as one component a non-exclusive license for future use of our patent rights.  As such, we may incur significant losses in any particular period before any associated revenue stream begins.

If our efforts to convince defendants of the benefits of a settlement arrangement are unsuccessful, we may need to continue with the litigation process or other enforcement action to protect our patent rights and to realize revenue from those rights.  We may also need to litigate to enforce the terms of some existing agreements, protect our trade secrets, or determine the validity and scope of the proprietary rights of others. Enforcement proceedings are typically protracted and complex. The costs are typically substantial, and the outcomes are unpredictable. Enforcement actions will divert our managerial, technical, legal and financial resources from business operations.

Our exposure to uncontrollable outside influences, including new legislation, court rulings or actions by the United States Patent and Trademark Office, could adversely affect our patent monetization activities and results of operations.

Our patent acquisition and monetization business is subject to numerous risks from outside influences, including the following:

New legislation, regulations or rules related to obtaining patents or enforcing patents could significantly increase our operating costs and reduce our revenue.

Our operating subsidiaries acquire patents with enforcement opportunities and spend substantial amounts of resources to enforce those patents. If new legislation, regulations or rules are implemented either by Congress, the U.S. Patent and Trademark Office, or USPTO, or the courts that impact the patent application process, the patent enforcement process or the rights of patent holders, such changes could materially and negatively affect our revenue and expenses and, therefore, our company.  Recently, United States patent laws were amended with the enactment of the Leahy-Smith America Invents Act, or the America Invents Act, which took effect on March 16, 2013. The America Invents Act includes a number of significant changes to U.S. patent law. In general, the legislation attempts to address issues surrounding the enforceability of patents and the increase in patent litigation by, among other things, establishing new procedures for patent litigation. For example, the America Invents Act changes the way that parties may be joined in patent infringement actions, increasing the likelihood that such actions will need to be brought against individual allegedly-infringing parties by their respective individual actions or activities. In addition, the America Invents Act enacted a new inter-partes review (“IPR”) process at the USPTO which can be used by defendants, and other individuals and entities, to separately challenge the validity of any patent. At this time, it is not clear what, if any, impact the America Invents Act will have on the operation of our patent monetization and enforcement business. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the enforcement of our patented technologies, which could have a material adverse effect on our business and financial condition.

In addition, the U.S. Department of Justice, or the DOJ, has conducted reviews of the patent system to evaluate the impact of patent assertion entities on industries in which those patents relate. It is possible that the findings and recommendations of the DOJ could impact the ability to effectively monetize and enforce standards-essential patents and could increase the uncertainties and costs surrounding the enforcement of any such patented technologies. Also, the Federal Trade Commission, or FTC, has published its intent to initiate a proposed study under Section 6(b) of the Federal Trade Commission Act to evaluate the patent assertion practice and market impact of Patent Assertion Entities, or PAEs.  The FTC’s notice and request for public comment relating to the PAE study appeared in the Federal Register on October 3rd, 2013.  It is anticipated that the Company, including its subsidiaries, will be subject to this FTC study which would require the collection of certain information as detailed in notice published by the FTC.  It is expected that the results of the PAE study by the FTC will be provided to Congress and other agencies, such as the DOJ, who could take action, including legislative proposals, based on the results of the study.

       Finally, new rules regarding the burden of proof in patent enforcement actions could substantially increase the cost of our enforcement actions and new standards or limitations on liability for patent infringement could negatively impact our revenue derived from such enforcement actions.

Changes in patent law could adversely impact our business.

Patent laws may continue to change and may alter the historically consistent protections afforded to owners of patent rights. Such changes may not be advantageous for us and may make it more difficult to obtain adequate patent protection to enforce our patents against infringing parties. Increased focus on the growing number of patent-related lawsuits may result in legislative changes that increase our costs and related risks of asserting patent enforcement actions. For instance, the United States House of Representatives passed a bill that would require non-practicing entities that bring patent infringement lawsuits to pay legal costs of the defendants, if the lawsuits are unsuccessful and certain standards are not met.

Trial judges and juries often find it difficult to understand complex patent enforcement litigation, and as a result, we may need to appeal adverse decisions by lower courts in order to successfully enforce our patent rights.

It is difficult to predict the outcome of patent enforcement litigation at the trial level. It is often difficult for juries and trial judges to understand complex, patented technologies and, as a result, there is a higher rate of successful appeals in patent enforcement litigation than more standard business litigation. Such appeals are expensive and time consuming, resulting in increased costs and delayed revenue. Although we diligently pursue enforcement litigation, we cannot predict with significant reliability the decisions that may be made by juries and trial courts.

More patent applications are filed each year resulting in longer delays in getting patents issued by the USPTO.

Certain of our operating subsidiaries hold and continue to acquire pending patents. We have identified a trend of increasing patent applications each year, which we believe is resulting in longer delays in obtaining approval of pending patent applications. The application delays could cause delays in monetizing such patents to generate revenue from those assets and could cause us to miss opportunities to license patents before other competing technologies are developed or introduced into the market.

Federal courts are becoming more crowded and, as a result, patent enforcement litigation is taking longer.

Our patent enforcement actions are almost exclusively prosecuted in federal court. Federal trial courts that hear our patent enforcement actions also hear criminal cases. Criminal cases always take priority over our actions. As a result, it is difficult to predict the length of time it will take to complete an enforcement action. Moreover, we believe there is a trend in increasing numbers of civil lawsuits and criminal proceedings before federal judges and, as a result, we believe that the risk of delays in our patent enforcement actions will have a greater effect on our business in the future unless this trend changes.

Any reductions in the funding of the USPTO could have an adverse impact on the cost of processing pending patent applications and the value of those pending patent applications.

The assets of our operating subsidiaries consist of patent portfolios, including pending patent applications before the USPTO. The value of our patent portfolio is dependent, in part, on the issuance of patents in a timely manner, and any reductions in the funding of the USPTO could negatively impact the value of our assets. Further, reductions in funding from Congress could result in higher patent application filing and maintenance fees charged by the USPTO, causing an unexpected increase in our expenses.

Our acquisitions of patent assets may be time consuming, complex and costly, which could adversely affect our operating results.

Acquisitions of patent or other intellectual property assets, which are and will be critical to our business plan, are often time consuming, complex and costly to consummate. We may utilize many different transaction structures in our acquisitions and the terms of such acquisition agreements tend to be heavily negotiated. As a result, we expect to incur significant operating expenses and may be required to raise capital during the negotiations even if the acquisition is ultimately not consummated. Even if we are able to acquire particular patent assets, there is no guarantee that we will generate sufficient revenue related to those patent assets to offset the acquisition costs. While we will seek to conduct sufficient due diligence on the patent assets we are considering for acquisition, we may acquire patent assets from a seller who does not have proper title to those assets. In those cases, we may be required to spend significant resources to defend our ownership interest in the patent assets and, if we are not successful, our acquisition may be invalid, in which case we could lose part or all of our investment in the assets.

We may also identify patent or other patent rights assets that cost more than we are prepared to spend with our own capital resources. We may incur significant costs to organize and negotiate a structured acquisition that does not ultimately result in an acquisition of any patent assets or, if consummated, proves to be unprofitable for us. These higher costs could adversely affect our operating results and, if we incur losses, the value of our securities will decline.

In addition, we may acquire patents and technologies that are in the early stages of adoption in the commercial, industrial and consumer markets. Demand for some of these technologies will likely be untested and may be subject to fluctuation based upon the rate at which our companies may adopt our patented technologies in their products and services. As a result, there can be no assurance as to whether technologies we acquire or develop will have value that we can monetize.

In certain acquisitions of patent assets, we may seek to defer payment or finance a portion of the acquisition price. This approach may put us at a competitive disadvantage and could result in harm to our business.

We have limited capital and may seek to negotiate acquisitions of patent or other intellectual property assets where we can defer payments or finance a portion of the acquisition price. These types of debt financing or deferred payment arrangements may not be as attractive to sellers of patent assets as receiving the full purchase price for those assets in cash at the closing of the acquisition. As a result, we might not compete effectively against other companies in the market for acquiring patent assets, many of whom have substantially greater cash resources than we have. In addition, any failure to satisfy any debt repayment obligations that we may incur, may result in adverse consequences to our operating results.

Any failure to maintain or protect our patent assets could significantly impair our return on investment from such assets and harm our brand, our business and our operating results.

Our ability to operate our business and compete in the patent market largely depends on the superiority, uniqueness and value of our acquired patent assets.  To protect our proprietary rights, we rely on and will rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements with our employees and third parties, and protective contractual provisions. No assurances can be given that any of the measures we undertake to protect and maintain the value of our assets will have any measure of success.

Following the acquisition of patent assets, we will likely be required to spend significant time and resources to maintain the effectiveness of those assets by paying maintenance fees and making filings with the United States Patent and Trademark Office. We may acquire patent assets, including patent applications that require us to spend resources to prosecute such patent applications with the United States Patent and Trademark Office. Further, there is a material risk that patent related claims (such as, for example, infringement claims (and/or claims for indemnification resulting therefrom), unenforceability claims, or invalidity claims) will be asserted or prosecuted against us, and such assertions or prosecutions could materially and adversely affect our business. Regardless of whether any such claims are valid or can be successfully asserted, defending such claims could cause us to incur significant costs and could divert resources away from our core business activities.

Despite our efforts to protect our intellectual property rights, any of the following or similar occurrences may reduce the value of our intellectual property:

●	our patent applications, trademarks and copyrights may not be granted and, if granted, may be challenged or invalidated;

●	issued trademarks, copyrights, or patents may not provide us with any competitive advantages when compared to potentially infringing other properties;

●	our efforts to protect our intellectual property rights may not be effective in preventing misappropriation of our technology; or

●	our efforts may not prevent the development and design by others of products or technologies similar to or competitive with, or superior to those we acquire and/or prosecute.

Moreover, we may not be able to effectively protect our intellectual property rights in certain foreign countries where we may do business in the future or from which competitors may operate. If we fail to maintain, defend or prosecute our patent assets properly, the value of those assets would be reduced or eliminated, and our business would be harmed.

Weak global economic conditions may cause infringing parties to delay entering into settlement and licensing agreements, which could prolong our litigation and adversely affect our financial condition and operating results.

Our business plan depends significantly on worldwide economic conditions and the United States and world economies have recently experienced weak economic conditions. Uncertainty about global economic conditions poses a risk as businesses may postpone spending in response to tighter credit, negative financial news and declines in income or asset values. This response could have a material adverse effect on the willingness of parties infringing on our assets to enter into settlements or other revenue generating agreements voluntarily. Entering into such agreements is critical to our business plan, and our failure to do so could cause material harm to our business.

If we are unable to adequately protect our patent assets, we may not be able to compete effectively.

Our ability to compete depends in part upon the strength of the patents and patent rights that we own or may hereafter acquire in our technologies, brands and content. We rely on a combination of U.S. and foreign patents, copyrights, trademark, trade secret laws and other types of agreements to establish and protect our patent, intellectual property and proprietary rights. The efforts we take to protect our patents, intellectual property and proprietary rights may not be sufficient or effective at stopping unauthorized use of our patents, intellectual property and proprietary rights. In addition, effective trademark, patent, copyright and trade secret protection may not be available or cost-effective in every country in which our services are made available. There may be instances where we are not able to fully protect or utilize our patent and other intellectual property in a manner that maximizes competitive advantage. If we are unable to protect our patent assets and intellectual property and proprietary rights from unauthorized use, the value of those assets may be reduced, which could negatively impact our business. Our inability to obtain appropriate protections for our intellectual property may also allow competitors to enter our markets and produce or sell the same or similar products. In addition, protecting our patents and patent rights is expensive and diverts critical managerial resources. If any of the foregoing were to occur, or if we are otherwise unable to protect our intellectual property and proprietary rights, our business and financial results could be adversely affected.

If we are forced to resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive. In addition, our patent rights could be at risk if we are unsuccessful in, or cannot afford to pursue, those proceedings. We also rely on trade secrets and contract law to protect some of our patent rights and proprietary technology. We will enter into confidentiality and invention agreements with our employees and consultants. Nevertheless, these agreements may not be honored and they may not effectively protect our right to our un-patented trade secrets and know-how. Moreover, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how.

Risks Relating to Our Common Stock

Our management will be able to exert significant influence over us to the detriment of minority stockholders.

Our executive officers and directors beneficially own approximately 15.64% of our outstanding common stock as of March 28, 2014. These stockholders, if they act together, will be able to exert significant influence on our management and affairs and all matters requiring stockholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing our change in control and might affect the market price of our common stock.

Exercise of warrants will dilute stockholders’ percentage of ownership.

We have issued options and warrants to purchase our common stock to our officers, directors, consultants and certain shareholders.   In the future, we may grant additional stock options, warrants and convertible securities. The exercise or conversion of stock options, warrants or convertible securities will dilute the percentage ownership of our other stockholders. The dilutive effect of the exercise or conversion of these securities may adversely affect our ability to obtain additional capital. The holders of these securities may be expected to exercise or convert them when we would be able to obtain additional equity capital on terms more favorable than these securities.

We may fail to qualify for continued trading on the OTCQB, which could make it more difficult for investors to sell their shares.

Our common stock is quoted on the OTCQB. There can be no assurance that trading of our common stock on such market will be sustained. In the event that our common stock fails to qualify for continued inclusion, our common stock could thereafter only be quoted on the “pink sheets.” Under such circumstances, shareholders may find it more difficult to dispose of, or to obtain accurate quotations, for our common stock, and our common stock would become substantially less attractive to certain purchasers such as financial institutions, hedge funds and other similar investors.

Our common stock may be affected by limited trading volume and price fluctuations, which could adversely impact the value of our common stock.

There has been limited trading in our common stock and there can be no assurance that an active trading market in our common stock will either develop or be maintained. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to periodically enter the market in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our common stock will be stable or appreciate over time.

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

We have never paid cash dividends on our capital stock and do not anticipate paying any cash dividends on our common stock for the foreseeable future.  Investors should not rely on an investment in us if they require income generated from dividends paid on our capital stock.  Any income derived from our common stock would only come from rise in the market price of our common stock, which is uncertain and unpredictable.

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

We expect to utilize various techniques such as non-deal road shows and investor relations campaigns in order to create investor awareness for us.  These campaigns may include personal, video and telephone conferences with investors and prospective investors in which our business practices are described.  We may provide compensation to investor relations firms and pay for newsletters, websites, mailings and email campaigns that are produced by third-parties based upon publicly-available information concerning us. We do not intend to review or approve the content of such analysts’ reports or other materials based upon analysts’ own research or methods.  Investor relations firms should generally disclose when they are compensated for their efforts, but whether such disclosure is made or complete is not under our control.   In addition, investors in us may, from time to time, also take steps to encourage investor awareness through similar activities that may be undertaken at the expense of the investors.  Investor awareness activities may also be suspended or discontinued which may impact the trading market our common stock.

The SEC and FINRA enforce various statutes and regulations intended to prevent manipulative or deceptive practices in connection with the purchase or sale of any security and carefully scrutinize trading patterns and company news and other communications for false or misleading information, particularly in cases where the hallmarks of “pump and dump” activities may exist, such as rapid share price increases or decreases.  We, and our shareholders may be subjected to enhanced regulatory scrutiny due to the small number of holders who initially will own the registered shares of our common stock publicly available for resale, and the limited trading markets in which such shares may be offered or sold which have often been associated with improper activities concerning penny-stocks, such as the OTC Bulletin Board or the OTCQB Marketplace (Pink OTC) or pink sheets.  Until such time as our restricted shares are registered or available for resale under Rule 144, there will continue to be a small percentage of shares held by a small number of investors, many of whom acquired such shares in privately negotiated purchase and sale transactions, which will constitute the entire available trading market.  The Supreme Court has stated that manipulative action is a term of art connoting intentional or willful conduct designed to deceive or defraud investors by controlling or artificially affecting the price of securities.  Often times, manipulation is associated by regulators with forces that upset the supply and demand factors that would normally determine trading prices.  Since only a small percentage of our shares of outstanding common stock will initially be available for trading and will be held by a small number of individuals and entities, the supply of our common stock for sale will be extremely limited for an indeterminate length of time, which could result in higher bids, asks or sales prices than would otherwise exist.  Securities regulators have often cited factors such as thinly-traded markets, small numbers of holders, and awareness campaigns as hallmarks of claims of price manipulation and other violations of law when combined with manipulative trading, such as wash sales, matched orders or other manipulative trading timed to coincide with false or touting press releases. There can be no assurance that our or third-parties’ activities, or the small number of potential sellers or small percentage of stock in the “float,” or determinations by purchasers or holders as to when or under what circumstances or at what prices they may be willing to buy or sell stock will not artificially impact (or would be claimed by regulators to have affected) the normal supply and demand factors that determine the price of the stock.

Our common stock is subject to the “penny stock” rules of the SEC, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

Due to its trading range during the last 12 months, our common stock may be considered a “Penny Stock”.  The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock. The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder's ability to buy and sell our stock. In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit investors’ ability to buy and sell our stock and have an adverse effect on the market for our shares.

If we lose key personnel or are unable to attract and retain additional qualified personnel, we may not be able to successfully manage our business and achieve our objectives.

We believe our future success will depend upon our ability to retain our key management, including Doug Croxall, our Chief Executive Officer.  We may not be successful in attracting, assimilating and retaining our employees in the future.  The loss of Mr. Croxall would have a material adverse effect on our operations.  We have entered into an amendment to the employment agreement with Mr. Croxall, which extends the term of his employment agreement to November 2017.  We are competing for employees against companies that are more established than we are and have the ability to pay more cash compensation than we do.  As of the date hereof, we have not experienced problems hiring employees.

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

ITEM 2. PROPERTIES

We lease approximately 200 square feet of office space at 2331 Mill Road, Suite 100, Alexandria, VA 22314. The lease is on a month-to-month term and provides for a monthly rent of $175.

We lease approximately 1,732 square feet of office space at 11100 Santa Monica Blvd., Suite 380, Los Angeles, California, 90025.  The lease term commenced on October 1, 2013 and ends April 30, 2014 and provides for a monthly rent of $3,290.  In October 2013, we entered into a new seven year lease for this office space that commences on May 1, 2014.  The lease terms provide for an initial monthly base rent of $5,300 plus the payment of certain operating expenses.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of our business of patent monetization, it is generally necessary for us to initiate litigation in order to commence the process of protecting our patent rights. Such activities are expected to lead to a monetization event. Accordingly, we are, and in the future expect to become, a party to ongoing patent enforcement related litigation alleging infringement by various third parties of certain of the patented technologies owned and/or controlled by us. Litigation is commenced by and managed through the subsidiary that owns the related portfolio of patents or patent rights. In connection with our enforcement activities, we are currently involved in multiple patent infringement cases. As of December 31, 2013, the Company has in suit a total of 57 active defendants, 31 in the District of Delaware, 2 in the Eastern District of Virginia and 24 in the Eastern District of Texas.

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

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently quoted on the OTCQB under the symbol “MARA”. Previously, our common stock was quoted on the OTC Bulletin Board under the symbol “AMSC”. Because we are quoted on the OTCQB, our securities may be less liquid, receive less coverage by security analysts and news media, and, therefore, may reflect lower prices than might otherwise be obtained if the shares were listed on a national securities exchange.

The following table sets forth the high and low bid quotations for our common stock as reported for the periods indicated. Where applicable, the prices set forth below give retroactive effect to the Reverse Split effectuated on July 18, 2013.

	High	Low
Fiscal 2014
First quarter through March 28, 2014	$7.39	$5.55

Fiscal 2013
First Quarter	$11.05	$3.38
Second Quarter	6.50	3.90
Third Quarter	7.94	4.16
Fourth Quarter	6.80	4.42

Fiscal 2012
First Quarter	-	-
Second Quarter	$14.95	$6.50
Third Quarter	13.13	3.77
Fourth Quarter	13.00	6.63

Holders

As of March 28, 2014, there were 59 holders of record of 5,489,593 shares of the Company's common stock.

Dividends

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Securities Authorized for Issuance under Equity Compensation Plans

2012 Equity Incentive Plan

The following table gives information about the Company’s common stock that may be issued upon the exercise of options granted to employees, directors and consultants under its 2012 Equity Incentive Plan as of December 31, 2013, after giving effect to the Reverse Split. On August 1, 2012, our board of directors and stockholders adopted the 2012 Equity Incentive Plan, pursuant to which 769,231 shares of our common stock are reserved for issuance as awards to employees, directors, consultants, advisors and other service providers, after giving effect to the Reverse Split.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity compensation plans approved by security holders	676,538	$5.79	92,693
Equity compensation plans not approved by security holders	803,846	$5.88	-
Total	1,480,384	$5.85	92,693

Recent sales of unregistered securities

On January 28, 2013, we issued to our Chief Financial Officer and Secretary, Mr. John Stetson a ten (10) year option to purchase an aggregate of 38,462 shares of our common stock with an exercise price of $6.50 per share, subject to adjustment, which shall vest in three (3) equal annual installments on the beginning on the first annual anniversary of the date of his employment agreement. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On March 1, 2013, we issued to our then Chief Technology Officer, Mr. Nathaniel Bradley, and Chief Operating Officer, Mr. James Crawford, five (5) year stock options to purchase an aggregate of 115,385 shares of our common stock with an exercise price of the options is $11.05 which shall vest in twenty-four (24) equal installments on each monthly anniversary of March 1, 2013. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On March 8, 2013, we issued to our directors, Mr. Craig Nard and Mr. William Rosellini, five (5) year stock options to purchase an aggregate of 15,385 shares of common stock pursuant to the terms of their independent director agreements. The exercise price of the options is $6.50 per share and shall vest as follows: 33% the first anniversary hereof; 33% on the second anniversary and 34% on the third anniversary. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

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

On May 31, 2013, we sold an aggregate of 1,153,844 units representing gross proceeds of $6,000,000 to certain accredited investors pursuant to a securities purchase agreement, among which, 999,998 units representing $5,200,000 were funded. Each unit was subscribed for a purchase price of $5.20 per unit and consists of: (i) one share of our common stock, and (ii) a three (3) year warrant to purchase one-half share of our common stock at an exercise price of $6.50 per share, subject to adjustment upon the occurrence of certain events such as stock splits and stock dividends and similar events.  The warrants contain limitations on the holders’ ability to exercise the warrants in the event such exercise causes the holder to beneficially own in excess of 9.99% of our issued and outstanding common stock. The Company paid placement agent fees of $170,000 to two broker-dealers in connection with the sale of the units of which $30,000 was previously paid by us as a retainer. On July 29, 2013, we converted legal fees of $29,620 into 5,696 units. In July 2013, two investors who had subscribed for an aggregate of 153,846 units for an aggregate purchase price of $800,000 assigned their subscriptions to other investors. The investors each funded their subscriptions and such units were issued in August 2013.  The above referenced securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws.

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

On August 19, 2013, we issued options to purchase an aggregate of 303,846 shares of common stock to two consultants in consideration for their services as members of our Advisory Board. The options shall vest 33%, 33% and 34% on each annual anniversary of the date of issuance. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

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

On November 11, 2013, we entered into a consulting agreement with Kairix Analytics, Ltd., an Ohio limited liability company (“Kairix”), pursuant to which we granted options to acquire 300,000 shares of common stock to Kairix in exchange for services. The options vest 33% on the first anniversary of the agreement; 33% on the second anniversary of the agreement; and 34% on the third anniversary of the agreement.  The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On November 18, 2013, we granted our Chief Executive Officer, Doug Croxall, ten year stock options to purchase an aggregate of 100,000 shares of our common stock, with a strike price of $5.93 per share (representing the closing price on the date of grant), vesting in twenty-four (24) equal installments on each monthly anniversary of the date of grant. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On November 18, 2013, we entered into an executive employment agreement with Richard Raisig (“Raisig Agreement”) pursuant to which Mr. Raisig would serve as our Chief Financial Officer. As part of the consideration, we agreed to grant Mr. Raisig ten year stock options to purchase an aggregate of 115,000 shares of Common Stock, with a strike price of $5.70 per share, vesting in twenty-four (24) equal installments on each monthly anniversary of the date of the Raisig Agreement. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On November 18, 2013, we entered into a consulting agreement with Jeff Feinberg (“Feinberg Agreement”), pursuant to which we agreed to grant Mr. Feinberg a Restricted Stock Unit for 100,000 shares of our restricted common stock; 50% of which vests on the one-year anniversary of the Feinberg Agreement and the remaining 50% of which vests on the second year anniversary of the Feinberg Agreement. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

*  All of the above share amounts are adjusted for our 1-for-13 Reverse Split effectuated on July 18, 2013.

Recent Repurchases of Securities

        None.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business of the Company

Our business is to acquire patents and patent rights and to monetize the value of those assets to generate revenue and profit for the Company.  We acquire patents and patent rights from their owners, who range from individual inventors to Fortune 500 companies.  Part of our acquisition strategy is to acquire patents and patent rights that cover a wide-range of subject matter, which allows us to achieve the benefits of a growing diversified portfolio of assets.  Generally, the assets we acquire are characterized by having large identifiable companies who are or have been using technology that infringes our patent rights.  We generally monetize our portfolio of assets by initiating enforcement activities against any infringing parties with the objective of entering into a standard form of comprehensive settlement and license agreement that may include the granting of non-exclusive retroactive and future rights to use the patented technology, a covenant not to sue, a release of the party from certain claims, the dismissal of any pending litigation and other terms that are appropriate in the circumstances.  Our strategy has been developed with the expectation that it will result in a long-term, diversified revenue stream for the Company.

Recent Developments

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

Throughout this Annual Report, each instance which refers to a number of shares of our common stock, refers to the number of shares of common stock after giving effect to the Reverse Split, unless otherwise indicated.

Private Placement

On May 31, 2013, we sold an aggregate of 1,153,844 units representing gross proceeds of $6,000,000 to certain accredited investors pursuant to a securities purchase agreement, among which, 999,998 units representing $5,200,000 were funded. Each unit was subscribed for a purchase price of $5.20 per unit and consists of: (i) one share of our common stock, and (ii) a three (3) year warrant to purchase one half share of our common stock at an exercise price of $6.50 per share, subject to adjustment upon the occurrence of certain events such as stock splits and stock dividends and similar events.  The warrants contain limitations on the holders’ ability to exercise the warrants in the event such exercise causes the holder to beneficially own in excess of 9.99% of our issued and outstanding common stock. The Company paid placement agent fees of $170,000 to two broker-dealers in connection with the sale of the units of which $30,000 was previously paid by us as a retainer. On July 29, 2013, we converted legal fees of $29,620 into 5,696 units. In August 2013, two investors who had subscribed for an aggregate of 153,846 units for an aggregate purchase price of $800,000 on May 31, 2013 assigned their subscriptions to other investors. Such other investors each funded their subscriptions and such additional units were issued. Additionally, we paid placement agent fees of $35,029 and legal fees of $42,375 in connection with the sale of units.

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

CyberFone Systems owns a foundational patent portfolio that includes claims that provide specific transactional data processing, telecommunications, network and database inventions, including financial transactions. The portfolio, which has a large and established licensing base, consists of ten United States patents and 27 foreign patents and one patent application. The patent rights that cover digital communications and data transaction processing are foundational to certain applications in the wireless, telecommunications, financial and other industries. IP Nav, a company founded by Erich Spangenberg and associated with the CyberFone Sellers will continue to support and manage the portfolio of patents and retain a contingent participation interest in all recoveries.  IP Nav provides patent monetization and support services under an existing agreement with CyberFone Systems.

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

Patent Acquisitions

On April 16, 2013, the Company through its subsidiary, Relay IP, Inc. acquired a US patent for $350,000.

On June 4, 2013, in connection with the closing of a settlement and license agreement, the Company agreed to settle and release a certain defendant for past and future use of the Company’s patents. The defendant agreed to assign and transfer 3 US patents and rights valued at $1,000,000 in lieu of an additional cash payment, which amount has been included in the Company’s revenue during the year ended December 31, 2013.

In September 2013, the Company acquired 14 US patents for a total purchase price of $1,100,000.

On November 13, 2013, the Company acquired four patents for 150,000 shares of the Company’s common stock, which the Company valued at $718,500 based on the fair market value of the stock issued.

On December 16, 2013, the Company acquired certain patents from Delphi Technologies, Inc. for $1,700,000 pursuant to a Patent Purchase Agreement entered into on October 31, 2013 and Amended on December 16, 2013.

On December 22, 2013, in connection with a settlement and license agreement, the Company agreed to settle and release another defendant for past and future use of the Company’s patents, whereby the defendant agreed to assign and transfer 2 U.S. patents and rights to the Company. The Company valued the two patents at an aggregate of $700,000 and included that amount in revenue during the year ended December 31, 2013.

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

Principles of Consolidation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles and present the financial statements of the Company and our wholly-owned and majority owned subsidiaries.  In the preparation of our consolidated financial statements, intercompany transactions and balances are eliminated.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. generally accepted accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management include, but are not limited to, the assumptions used to calculate fair value of warrants granted, common stock issued for services, common stock issued in connection with an option agreement, common stock issued for acquisition of patents.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 605, “Revenue Recognition.” Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been substantially performed, (iii) amounts are fixed or determinable and (iv) collectability of amounts is reasonably assured.

The Company considers the revenue generated from a settlement and licensing agreement as one unit of accounting under ASC 605-25, “Multiple-Element Arrangements” as the delivered items do not have value to customers on a standalone basis, there are no undelivered elements and there is no general right of return relative to the license. Under ASC 605-25, the appropriate recognition of revenue is determined for the combined deliverables as a single unit of accounting and revenue is recognized upon delivery of the final elements, including the license for past and future use and the release.

Also, due to the fact that the settlement element and license element for past and future use are the Company’s major central business, the Company presents these two elements as one revenue category in its statement of operations. The Company does not expect to provide licenses that do not provide some form of settlement or release.

Accounting for Acquisitions

In the normal course of its business, the Company makes acquisitions of patent assets and may also make acquisitions of businesses.  With respect to each such transaction, the Company evaluates facts of the transaction and follows the guidelines prescribed in accordance with ASC 805 – Business Combinations to determine the proper accounting treatment for each such transaction and then records the transaction in accordance with the conclusions reached in such analysis.  The Company performs such analysis with respect to each material acquisition within the consolidated group of entities.

Intangible Assets

Intangible assets include patents purchased and patents acquired in lieu of cash in licensing transactions.  The patents purchased are recorded based on the cost to acquire them and patents acquired in lieu of cash are recorded at their fair market value.  The costs of these assets are amortized over their remaining useful lives. Useful lives of intangible assets are periodically evaluated for reasonableness and the assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may no longer be recoverable.

Goodwill and Other Intangible Assets

In accordance with ASC 350-30-65, “Intangibles - Goodwill and Others”, the Company assesses the impairment of identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers to be important which could trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of use of the acquired assets or the strategy for the overall business; and (3) significant negative industry or economic trends.

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

Impairment of Long-lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the ASC 360 “Property, Plant and Equipment”.  The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of long-lived assets, including mineral rights, may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows expected to be generated by the asset. When necessary, impaired assets are written down to their estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset.

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

Results of Operations

Introduction

The Company’s operations changed substantially in 2013 from the prior years.  During late 2012, the Company acquired the assets of a patent acquisition and monetization company, hired  new executive management experienced in that business and commenced the patent acquisition and monetization activities as the business of the Company.  Concurrently with establishing the patent acquisition and monetization business, the Company discontinued all of its prior businesses and took steps to wind down those operations, which steps were completed in the third quarter of 2013.  Throughout 2013 and subsequently, the Company’s continuing business and only business was the patent acquisition and monetization business.  The Company’s business activities in 2013 resulted in the Company recording revenue of $3,418,371 for the year; the acquisition of CyberFone and its patent portfolio; the acquisition of an additional seven patent portfolios; and raising $5,777,596 in new capital.  The Company ended the year with a patent portfolio of 118 U.S. and foreign patents and 5 patent applications; an active acquisition and monetization business; and a cash balance of $3,610,262.

As a result of the changes in the Company’s business in late 2012, the results of operations described below for continuing operations reflect the patent acquisition and  monetization  business and the results from discontinued operations reflect the results from the Company’s prior businesses separately.

Results of operations for the years ended December 31, 2013 and 2012

Revenue.  Revenue increased by $3,418,371 to $3,418,371 in the year ended December 31, 2013 compared to no revenue in the prior year.  The increase resulted from the company generating revenue in the patent monetization business that was entered into in late 2012 and therefore did not generate revenue in that year.  The $3,418,371 in revenue in 2013 is comprised of cash based revenue of $1,718,371 and non-cash revenue of $1,700,000.  The non-cash revenue is the value of patents acquired by the Company in lieu of cash in two transactions that closed during the year.

Direct costs of revenue.  Direct costs of revenue increased by $957,040 in the year ended December 31, 2013 compared to no direct costs of revenue in the prior year.  Direct costs of revenue include contingent payments to patent enforcement legal costs, patent enforcement advisors and inventors.  Direct costs of revenue also includes various non-contingent costs associated with enforcing the Company’s patent rights and otherwise in developing and entering into settlement and licensing agreements that generate the Company’s revenue.  Such costs include other legal fees and expenses, consulting fees, data management costs and other costs.

Amortization of patents.  Amortization of patents increased by $1,029,372 to $1,038,505 in the year ended December 31, 2013 from $8,773 in the comparable year 2012.  When the Company acquires patents and patent rights, the Company capitalizes those assets and amortizes the costs over the remaining useful lives of the assets.  The increase for the year ended December 31, 2013 over 2012 primarily reflects the amortization of patent assets acquired by the Company during that year.  In 2012, only one patent portfolio was acquired.

Compensation and related taxes.  Compensation expense increased by $320,591 to $2,997,053 in the year ended December 31, 2013 compared to $2,676,462 in the prior year.  Compensation expense includes cash compensation and related payroll taxes and benefits, and also non-cash compensation.  The increase in total compensation costs for the year ended December 31, 2013 reflected an increase in the cash compensation of $1,273,296, which increase was largely offset by a reduction in non-cash compensation of $952,705 in the year ended December 31, 2013 compared to the prior year.  The increase in cash compensation primarily reflects an increase in headcount to six in the year ended December 31, 2013 from two in the prior year.  The reduction in non-cash compensation reflects a lower level of non-cash compensation for employees in 2013 from that in the prior year, which had included a higher level of non-cash compensation for executives who have since terminated.  Non-cash compensation for the years ended December 31, 2013 and 2012 was $1,493,512 and $2,446,217 respectively.

Consulting fees.  Consulting fees decreased by $1,140,458 to $901,686 for the year ended December 31, 2013 compared to $2,042,144 in the year ended December 31, 2012.  Consulting fees include both cash and non-cash related consulting fees primarily for investor relations and public relations services but also for other consulting services.  The decrease in consulting fees in the year ended December 31, 2013 compared to the prior year was due entirely to a decrease in non-cash consulting fees.  Non-cash consulting fees for the years ended December 31, 2013 and 2012 were $613,303 and $1,791,882 respectively.

Professional fees.  Professional fees increased by $145,090 to $655,202 in the year ended December 31, 2013 compared to $510,112 in the year ended December, 31, 2012.  Professional fees primarily reflect the costs of professional outside accounting fees, legal fees and audit fees.  The increase in professional fees for the year ended December 31, 2013 over that of the prior year are predominately related to professional outside accounting fees and audit fees resulting from a substantially higher level of activity in the Company’s continuing patent acquisition and monetization operations and also a higher level of activity as a public company.  For the year ended December 31, 2013 and 2012, professional fees included stock based compensation of $59,620 and $198,287 respectively.

General and administrative.  General and administrative expenses increased by $240,867 to $544,338 in the year ended December 31, 2013 compared to $303,471 in the prior year.  General and administrative expenses reflect the other operating costs of the Company and include travel, certain public relations costs and other expenses related to being a public company, rent and other expenses incurred to support the operations of the Company.  The increase in general and administrative costs in the year ended December 31, 2013 over those of the prior year resulted from increased rent, internet access, telephone and other operating expenses during the year ended December 31, 2013 over that of the prior year.

Operating loss from continuing operations.  The operating loss from continuing operations decreased by $1,865,509 to $3,675,453 in 2013 from $5,540,962 in 2012 as a result of the increase in revenue during 2013, which more than off-setting the increase in operating expenses in 2013 over that of 2012.

Other income (expenses).  Other income (expenses) decreased by $125,000 to zero in 2013 from $125,000 in 2012.  The other income in 2012 was a non-recurring consulting fee received by the Company that was not related to the Company’s continuing business activities.

Realized loss other than temporary decline – marketable securities available for sale.  The realized loss in this category decreased by $73,681 in 2013 to $38,819 from $112,500 in 2012, reflecting a lower level of sales of marketable securities due in part to a lower level of Company investment in marketable securities available for sale during 2013.  The lower level of such securities reflects the Company’s current operating plan that does not include investing in marketable securities as a significant part of that plan.

Interest income and interest expense.  Interest income increased by $574 as a result of higher average cash balances during 2013 compared to those in 2012.  Interest expense increased by $922 as a result of higher financing costs related to operating expenses.

Income (loss) from discontinued operations, net of tax.  In 2013, the Company realized income from discontinued operations of $263,460 compared to a loss from discontinued operations in 2012 of $1,410,671.  The income in 2013 reflects a higher level of income from concluding the disposition of the discontinued operations over the estimated net realizable value of those assets when the decision to discontinue them was made in the prior year.

Net loss attributable to non-controlling interest.  The loss attributable to non-controlling interest decreased by $10,496 to zero in the year ended December 31, 2013 from $10,496 in the prior year as a result of there being no operational activity occurring in that subsidiary during 2013.

Loss attributable to Marathon Patent Group, Inc.  The loss attributable to Marathon Patent Group, Inc. decreased by $3,477,477 to $3,450,335 in the year ended December 31, 2013 from $6,927,812 in the prior year.  The decrease resulted from the increase in revenue plus the reduction in the loss from discontinued operations more than off-setting the increase in operating expenses plus the net increase in other expenses.

Loss per common share, basic and diluted.  The Company reported a decrease in the net loss per share of $1.74 to $.75 for the year ended December 31, 2013 from $2.49 in the prior year.  The decrease in the net loss per share reflected both the beneficial effect of the decrease in the net loss attributable to Marathon Patent Group, Inc. plus the beneficial effect of an increase in the weighted-average number of shares outstanding to 4,604,193 from 2,787,593.  The increase in the number of weighted-average shares outstanding reflects increases in shares outstanding resulting from shares issued in connection with certain non-cash compensation arrangements plus the issuance of new shares in connection with the Company’s private placement financing.

Liquidity and Capital Resources

      At December 31, 2013, the Company’s cash and cash equivalents balances totaled $3,610,262 compared to $2,354,169 at December 31, 2012.  The increase in the cash balances of $1,256,093 resulted primarily from cash received during the year from cash based revenue recorded in the year plus the net funds from financings exceeding the increase in cash operating expenses for the year.  Other balance sheet changes also contributed to the change in cash.

      During the year ended December 31, 2013, the Company raised net proceeds of $5,777,596 from the sale of equity securities in a private placement.

      Net working capital increased by $1,452,509 to $3,853,834 at December 31, 2013 from $2,401,325 at December 31, 2012.  The increase in net working capital resulted primarily from the aggregate increase in cash receipts from cash based revenue plus net proceeds of financing plus an increase in net accounts receivable of $270,000 plus an increase in prepaid expenses of $712,598 more than off-setting an increase in accounts payable and accruals of $697,787.

      Cash used in operating activities increased by $258,066 to $1,519,470 in the year ended December 31, 2013 from $1,261,404 in the prior year.  The full benefit of a reduction in net loss of $3,477,477 from 2012 to 2013, which included an increase in amortization expense of $1,029,732 and reduction in non-cash stock based compensation and consulting fees, was more than offset by increased non-cash revenue and other operating items for a net increase in cash used of $258,066.

      Cash used in investing activities increased by $1,144,463 to $3,002,033 in the year ended December 31, 2013 from $1,860,570 in the prior year.  The increase is primarily due to an increase in cash used for the acquisition of patents and also the acquisition of CyberFone during the year ended December 31, 2013.

      Cash provided by financing activities increased by $430,605 to $5,777,596 for the year ended December 31, 2013 from $5,346,991 in the prior year.  The increase resulted from the reduction in cash used for the repayment of notes, which occurred in 2012, reduced in part by a lower level of proceeds from the sale of common stock sold in 2013 as compared to 2012.

      Management believes that the balance of cash and cash equivalents of $3,610,262 at December 31, 2013 is sufficient to continue to fund the Company’s current operations at least through March 2015.  However, the Company’s operations are subject to various risks and there is no assurance that changes in the operations of the Company will not require the Company to raise additional cash sooner than planned in order to continue uninterrupted operations.  In that event, the Company would seek to raise additional capital from the sale of the Company’s securities, from borrowing or from other sources.  Should the Company seek to raise capital from the issuances of its securities, such transactions would be subject to the risks of the market for the Company’s securities at the time.

Off-Balance Sheet Arrangements

      None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MARATHON PATENT GROUP, INC.
 (FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Marathon Patent Group, Inc. and Subsidiaries
(Formerly American Strategic Minerals Corporation)

We have audited the accompanying consolidated balance sheets of Marathon Patent Group, Inc. and Subsidiaries (the "Company") (Formerly American Strategic Minerals Corporation) as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity, and cash flows for the years ended December 31, 2013 and 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marathon Patent Group, Inc. and Subsidiaries (Formerly American Strategic Minerals Corporation) as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years ended December 31, 2013 and 2012, in conformity with U.S. generally accepted accounting principles.

/s/ KBL, LLP
New York, New York
March 31, 2014

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES
(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION )
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012

ASSETS

Current assets:
Cash	$3,610,262	$2,354,169
Accounts receivable - net	270,000	-
Marketable securities - available for sale securities	6,250	12,500
Prepaid expenses and other current assets	752,931	40,333
Assets of discontinued operations - current portion	-	82,145
Total current assets	4,639,443	2,489,147

Other assets:
Property and equipment, net	13,640	-
Intangible assets, net	6,157,659	492,152
Goodwill	2,144,488	-
Assets of discontinued operations - long term portion	-	1,035,570
Total other assets	8,315,787	1,527,722

Total Assets	$12,955,230	$4,016,869

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$754,945	$57,158
Liabilities of discontinued operations	30,664	30,664
Total liabilities	785,609	87,822

Stockholders' Equity:
Preferred stock, $.0001 par value, 50,000,000 shares authorized: none issued and outstanding	-	-
Common stock, ($.0001 par value; 200,000,000 shares authorized; 5,489,593 and 3,503,565 issued and outstanding at December 31, 2013 and December 31, 2012	549	352
Additional paid-in capital	22,673,287	10,976,325
Accumulated other comprehensive loss - marketable securities available for sale	(6,250)	-
Accumulated deficits	(10,487,469)	(7,037,134)

Total Marathon Patent Group, Inc. equity	12,180,117	3,939,543

Non-controlling interest in subsidiary	(10,496)	(10,496)

Total stockholders' equity	12,169,621	3,929,047

Total liabilities and stockholders' equity	$12,955,230	$4,016,869

See accompanying notes to consolidated financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES
(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION )
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended	For the year ended
	December 31, 2013	December 31, 2012

Revenue	$3,418,371	$-

Operating expenses
Direct costs of revenue	957,040	-
Amortization of patents	1,038,505	8,773
Compensation and related taxes	2,997,053	2,676,462
Consulting fees	901,686	2,042,144
Professional fees	655,202	510,112
General and administrative	544,338	303,471
Total operating expenses	7,093,824	5,540,962

Operating loss from continuing operations	(3,675,453)	(5,540,962)

Other income (expenses)
Other income	-	125,000
Realized loss other than temporary decline - available for sale	(38,819)	(112,500)
Interest income	1,552	978
Interest expense	(1,075)	(153)
Total other income (expenses)	(38,342)	13,325

Loss from continuing operations before provision for income taxes	(3,713,795)	(5,527,637)

Provision for income taxes	-	-

Loss from continuing operations	(3,713,795)	(5,527,637)

Discontinued operations:
Income (loss) from discontinued operations, net of tax	263,460	(1,410,671)

Net loss	(3,450,335)	(6,938,308)

Less: Net loss attributable to non-controlling interest	-	10,496

Net loss attributable to Marathon Patent Group, Inc.	$(3,450,335)	$(6,927,812)

Loss per common share, basic and diluted:
Loss from continuing operations	$(0.81)	$(1.98)
Loss from discontinued operations	0.06	(0.51)
	$(0.75)	$(2.49)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and Diluted	4,604,193	2,787,593

See accompanying notes to consolidated financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES
(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION )
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the year ended	For the year ended
	December 31, 2013	December 31, 2012

Net loss attributable to Marathon Patent Group, Inc.	$(3,450,335)	$(6,927,812)

Other comprehensive loss:
Unrealized loss on investment securities, available for sale	(6,250)	-
Comprehensive loss attributable to Marathon Patent Group, Inc.	$(3,456,585)	$(6,927,812)

See accompanying notes to consolidated financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES
(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION )
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock $0.0001 Par Value		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non-Controlling	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Interest	Equity (Deficit)

Balance at January 1, 2012	769,231	$77	$4,923	$(109,322)	$-	$-	$(104,322)

Recapitalization of the Company	576,923	58	3,342	-	-	-	3,400

Common stock issued for cash	1,034,613	103	6,511,862	-	-	-	6,511,965

Common stock issued for advance payable	15,385	2	99,998	-	-	-	100,000

Common stock issued for legal services	28,846	3	164,997	-	-	-	165,000
							-
Common stock issued pursuant to an option agreement	769,231	77	923	-	-	-	1,000

Common stock issued for compensation	6,401	1	33,286	-	-	-	33,287

Common stock issued for exercise of warrants on a cashless basis	345,756	35	(35)	-	-	-	-
							-
Common stock issued for acquisition of patents	711,538	71	854	-	-	-	925

Stock-based compensation in connection with warrants granted to employees and consultants	-	-	4,238,100	-	-	-	4,238,100

Cancellation of common stock in connection with rescission agreement	(754,359)	(75)	(131,925)	-	-	-	(132,000)

Proceeds from disgorgement of former officer short swing profits	-	-	50,000	-	-	-	50,000

Net loss	-	-	-	(6,927,812)	-	(10,496)	(6,938,308)

Balance at December 31, 2012	3,503,565	352	10,976,325	(7,037,134)	-	(10,496)	3,929,047

Common stock issued for cash	1,158,654	115	5,777,481	-	-	-	5,777,596

Common stock issued in the acquisition of Cyberfone	461,538	46	2,279,954	-	-	-	2,280,000

Common stock issued for the acquisition of patents	150,000	15	718,485	-	-	-	718,500

Common stock issued for legal services	10,076	1	59,619	-	-	-	59,620

Common stock issued for services	205,760	20	1,051,215		-	-	1,051,235

Stock based compensation in connection with warrants issued to employees and consultants	-	-	117,796	-	-	-	117,796

Stock based compensation in connection with a restricted stock unit issued to a consultant	-	-	570,000	-	-	-	570,000

Stock based compensation in connection with options issued to employees and consultants	-	-	1,122,412	-	-	-	1,122,412

Other comprehensive loss - marketable securities available for sale	-	-	-	-	(6,250)	-	(6,250)

Net loss	-	-	-	(3,450,335)	-	-	(3,450,335)

Balance at December 31, 2013	5,489,593	$549	$22,673,287	$(10,487,469)	$(6,250)	$(10,496)	$12,169,621

See accompanying notes to consolidated financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES
(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION )
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended	For the year ended
	December 31, 2013	December 31, 2012

Cash flows from operating activities:
Net loss attributable to Marathon Patent Group, Inc.	$(3,450,335)	$(6,927,812)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,360	-
Amortization of patents	1,038,505	8,773
Amortization of prepaid expense in connection with the issuance of common stock issued for prepaid services	269,086	-
Stock based compensation on warrants	117,796	2,723,162
Stock based compensation on options granted	1,122,412	1,514,938
Stock based compensation on common stock issuances	609,980	-
Common stock issued for services	59,620	198,287
Non-controlling interest	-	(10,496)
Non-cash revenue	(1,700,000)	-
Non-cash loss -securities available for sale	6,250	-
Non-cash other (income) loss	-	(125,000)
Gain on sale of assets- securities available for sale	(168,216)	-
Realized loss - securities available for sale	38,819	112,500
Impairment of mineral rights	-	1,256,000
Impairment of assets of discontinued operations	-	30,248

Changes in operating assets and liabilities
Accounts receivable	(270,000)	-
Assets of discontinued operations - current portion	82,145	(62,145)
Prepaid expenses	29,571	(36,933)
Assets of discontinued operations - long term portion	-	3,915
Increase in other comprehensive income	(6,250)	-
Accounts payable and accrued expenses	697,787	53,159

Net cash used in operating activities	(1,519,470)	(1,261,404)

Cash flows from investing activities:
Acquisition of mineral rights	-	(325,000)
Acquisition of patents	(3,150,000)	(500,000)
Note receivable - related party	-	(147,708)
Collection on note receivable - related party	-	147,708
Purchase of property and equipment	(17,000)	-
Proceeds received from the sale of marketable securities	129,397	-
Sale of real estate property (discontinued operations)	1,052,320	576,477
Acquisition of real estate property	-	(1,366,627)
Acquisition of CyberFone	(1,000,000)	-
Capitalized cost related to improvements of real estate property (discontinued operations)	(16,750)	(245,420)
Net cash used in investing activities	(3,002,033)	(1,860,570)

Cash flows from financing activities:
Proceeds from the issuance of a note in connection with acquisition of patents	500,000	-
Payment on note payable	-	(930,000)
Payment on note payable - related party	-	(152,974)
Payment on note payable in connection with the acquisition of patents	(500,000)	-
Payment in connection with the cancellation of stock and rescission agreement	-	(132,000)
Proceeds from disgorgement of former officer short swing profits	-	50,000
Proceeds from sale of common stock, net of issuance costs	5,777,596	6,511,965
Net cash provided by financing activities	5,777,596	5,346,991

Net increase in cash	1,256,093	2,225,017

Cash at beginning of period	2,354,169	129,152

Cash at end of period	$3,610,262	$2,354,169

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$1,075	$153
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock for advances payable	$-	$100,000
Assumption of prepaid assets upon exercise of option agreement	$-	$43,157
Assumption of accounts payable upon exercise of option agreement	$-	$30,664
Issuance of a note payable in connection with an option agreement	$-	$930,000
Issuance of common stock in connection with an option agreement	$-	$1,000
Common stock issued for acquisition of patents	$718,500	$925
Common stock issued in connection with the acquisition of Cyberfone Systems, LLC	$2,280,000	$-
Common stock issued for prepaid services	$441,247	$-
Acquisition of patents in connection with a non-cash settlement	$1,700,000	$-

See accompanying notes to consolidated financial statements.

MARATHON PATENT GROUP, INC.
 (FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2013

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

Marathon Patent Group, Inc. (the “Company”), formerly American Strategic Minerals Corporation, was incorporated under the laws of the State of Nevada on February 23, 2010.

Our business is to acquire patents and patent rights and to monetize the value of those assets to generate revenue and profit for the Company.  We acquire patents and patent rights from their owners, who range from individual inventors to Fortune 500 companies.  Part of our acquisition strategy is to acquire patents and patent rights that cover a wide-range of subject matter, which allows us to achieve the benefits of a growing diversified portfolio of assets.  Generally, the assets we acquire are characterized by having large identifiable companies who are or have been using technology that infringes on our patent rights.  We generally monetize our portfolio of assets by initiating enforcement activities against any infringing parties with the objective of entering into a standard form of comprehensive settlement and license agreement that may include the granting of non-exclusive retroactive and future rights to use the patented technology, a covenant not to sue, a release of the party from certain claims, the dismissal of any pending litigation and other terms that are appropriate in the circumstances.  Our strategy has been developed with the expectation that it will result in a long-term, diversified revenue stream for the Company.

On December 7, 2011, the Company changed its name to “American Strategic Minerals Corporation” from “Verve Ventures, Inc.”, and increase the Company’s authorized capital to 200,000,000 shares of common stock, par value $0.0001 per share, and 50,000,000 shares of preferred stock, par value $0.0001 per share. During June 2012, the Company discontinued its exploration and potential development of uranium and vanadium minerals business. In November 2012, the Company discontinued its real estate business.

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

MARATHON PATENT GROUP, INC.
 (FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2013

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

The Share Exchange was accounted for as a reverse-merger and recapitalization. Amicor was the acquirer for financial reporting purposes and the Company was the acquired company. Consequently, the assets and liabilities and the operations reflected in the historical financial statements prior to the Share Exchange were those of Amicor and were recorded at the historical cost basis of Amicor, and the consolidated financial statements after completion of the Share Exchange included the assets and liabilities of the Company and Amicor, historical operations of Amicor and operations of the Company from the closing date of the Share Exchange.

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

MARATHON PATENT GROUP, INC.
 (FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2013

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

On November 14, 2012, the Company entered into a Share Exchange Agreement (the "Sampo Exchange Agreement") with Sampo IP LLC, a Virginia limited liability company ("Sampo"), a company that owns a portfolio of patents, and the members of Sampo (the "Sampo Members"). Upon closing of the transaction contemplated under the Sampo Exchange Agreement (the "Sampo Share Exchange"), on November 14, 2012, the Sampo Members (6 members) transferred all of the issued and outstanding membership interests of Sampo to the Company in exchange for an aggregate of 711,538 post-split (9,250,000 pre-split) shares of the common stock of the Company. Additionally, the Company made a cash payment to Sampo of $500,000 pursuant to the terms of the Sampo Exchange Agreement.

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
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2013

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

On April 16, 2013, the Company through its subsidiary, Relay IP, Inc. acquired a US patent for $350,000.

On April 22, 2013, CyberFone Acquisition Corp. (“Acquisition Corp.”), a Texas corporation and newly formed wholly owned subsidiary of the Company entered into a merger agreement (the “CyberFone Agreement”) with CyberFone Systems LLC, a Texas limited liability company (“CyberFone Systems”), TechDev Holdings LLC (“TechDev”) and The Spangenberg Family Foundation for the Benefit of Children’s Healthcare and Education (“Spangenberg Foundation”).  TechDev and Spangenberg Foundation owned 100% of the membership interests of CyberFone Systems (collectively, the “CyberFone Sellers”).  In the transaction, the Company acquired 10 US patents, 27 foreign patents and 1 patent pending from CyberFone Systems valued at $1,135,512 (see note 3).

On May 6, 2013, in connection with the closing of a settlement and license agreement, the Company agreed to settle and release a certain defendant for past and future use of the Company’s patents. The defendant agreed to assign and transfer 3 US patents and rights valued at $1,000,000 in lieu of an additional cash payment, which amount has been included in the Company’s revenue during the year ended December 31, 2013.

In September 2013, the Company acquired 14 US patents for a total purchase price of $1,100,000.

On November 13, 2013, the Company acquired four patents for 150,000 shares of the Company’s common stock, which the Company valued at $718,500 based on the fair market value of the stock issued.

On December 16, 2013, the Company acquired certain patents from Delphi Technologies, Inc.  for $1,700,000 pursuant to a Patent Purchase Agreement entered into on October 31, 2013 and Amended on December 16, 2013.

On December 22, 2013, in connection with a settlement and license agreement, the Company agreed to settle and release another defendant for past and future use of the Company’s patents, whereby the defendant agreed to assign and transfer 2 US patents and rights to the Company. The Company valued the two patents at an aggregate of $700,000 and included that amount in revenue during the year ended December 31, 2013.

Going Concern in Prior Years

Prior to 2013, the Company’s independent auditor’s determined that there was substantial doubt about the ability of the Company to continue as a going concern and issued an audit opinion reflecting that assessment.  The key reasons for their conclusion included the fact that the Company had changed businesses several times in a short period; lacked management experience in the businesses; was unable to generate revenue from these businesses and, generally, was not able to show that the Company was capable of a sustained, revenue generating business and the capital sufficient to sustain operations.

MARATHON PATENT GROUP, INC.
 (FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2013

The Company made the decision to discontinue its prior businesses and focus on the patent acquisition and monetization business. In late 2012, the Company acquired certain patent assets and hired new management with experience and a track record in the patent acquisition and licensing business.  Management immediately implemented its plan for acquiring patents and patent rights and enforcing those rights to generate revenue and profit.  During 2013, the Company continued to execute on its plan throughout the year by acquiring eight additional patent portfolios, generating a total of $3.4 million in revenue including cash revenue of $1.7 million; raising $5.8 million in new equity capital; establishing a reasonable level of liquidity in the Company’s stock and completed its management team to support sustained growth and revenue generation. Due to the positive changes in the operations of the Company, the Company’s ability to meet the requirements for sustained operations and its cash position at December 31, 2013, the Company’s independent auditors have determined that issuing an opinion with a going concern uncertainty is no longer needed and, therefore, have issued an unqualified opinion on the Company’s financial statement s for the year ended December 31, 2013 with no uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and present the consolidated financial statements of the Company and its wholly owned and majority owned subsidiaries as of December 31, 2013.  In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated.

Development Stage Company in Prior Years

Prior to 2013, the Company was a development stage company in accordance with Accounting Standards Codification (“ASC”) Topic 915,” Development Stage Entities.”  During that time, the prior management spent time organizing the business, developing plans, working to raise capital and undertook limited activities in several different businesses but did not generate revenue or profits from those businesses and did not build a significant, sustainable level of operations in any particular business.

In November 2012, the situation changed with the Company by making the decision to enter the business of acquiring patents and patent rights and monetizing the value of those assets through a plan of engaging in multiple enforcement campaigns, acquired an initial portfolio of patents, hired new executive management experienced in the patent monetization business, and commenced operations in that business.  During 2013, the Company continued to execute its plan, acquired eight additional portfolios, including two from its enforcement activities, generated revenue from that business in each of the last three quarters aggregating to $3,418,371 (including the value of the two portfolios from its enforcement activities), built out its management team for sustained operations, and raised $5,777,506 of new capital.  As a result of this operating performance, management believes that during the fourth quarter of 2013, the Company emerged from being a development stage company and became an established company.  Accordingly, the financial statements for the year ended December 31, 2013 are presented as those of an operating company.

MARATHON PATENT GROUP, INC.
 (FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2013

Use of Estimates and Assumptions

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management include, but are not limited to, the assumptions used to calculate fair value of warrants and options granted, common stock issued for services, and common stock issued in connection with an option agreement and common stock issued for the acquisition of patents.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. For the years ended December 31, 2013 and 2012,  the Company’s bank balances exceeded the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Accounts Receivable

The Company has a policy of reserving for accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote.  At December 31, 2013 and 2012, the Company had recorded an allowance for bad debts in the amount of $57,050 and $0, respectively.  Net accounts receivable at December 31, 2013 and 2012, were $270,000 and $0, respectively.

Concentration of Revenue and Geographic Area

Revenue from the Company’s patent enforcement activities is considered United States revenue as any payments  for licenses included in that revenue are for United States operations irrespective of the location of the licensee's or licensee's parent home domicile. As of December 31, 2013, two customers accounted for 100% of the Company’s net accounts receivable. Revenues from two customers accounted for approximately 55% of the Company’s revenue for the year ended December 31, 2013. There were no revenues in 2012.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 605, “Revenue Recognition”. Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been substantially performed, (iii) amounts are fixed or determinable and (iv) collectability of amounts is reasonably assured.

The Company considers the revenue generated from its settlement and licensing agreements as one unit of accounting under ASC 605-25, “Multiple-Element Arrangements” as the delivered items do not have value to customers on a standalone basis, there are no undelivered elements and there is no general right of return relative to the license. Under ASC 605-25, the appropriate recognition of revenue is determined for the combined deliverables as a single unit of accounting and revenue is recognized upon delivery of the final elements, including the license for past and future use and the release.

MARATHON PATENT GROUP, INC.
 (FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

Also, due to the fact that the settlement element and license element for past and future use are the Company’s major central business, the Company presents these two elements as one revenue category in its statement of operations. The Company does not expect to provide licenses that do not provide some form of settlement or release. Revenue from patent enforcement activities accounted for 100% of the Company’s revenues for the year ended December 31, 2013.

Prepaid Expenses

Prepaid expenses of $752,931 and $40,333 at December 31, 2013 and 2012, respectively, consist primarily of costs paid for future services that will occur within a year. Prepaid expenses include prepayments in cash and  in equity instruments for investor relations public relations services, business advisory, other consulting and prepaid insurance, all of which assets are being amortized over the terms of their respective agreements.

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

Available for sale securities are carried at fair value, with changes in unrealized gains or losses are recognized as an element of comprehensive income based on changes in the fair value of the security. Once liquidated, realized gains or losses on the sale of marketable securities - available for sale, are reflected in the net income (loss) for the period in which the security was liquidated.

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

On November 14, 2012, upon the closing of the Sampo Share Exchange, LVL Patent Group LLC, in which Mr. Croxall, our Chief Executive Officer, was also the Chief Executive Officer of LVL Patent Group LLC. and John Stetson, were former members of Sampo, received 307,692 and 38,461 shares of the Company’s common stock, respectively, in connection with the Sampo Share Exchange.

MARATHON PATENT GROUP, INC.
 (FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2013

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

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.
Investment measured at fair value on a recurring basis at December 31, 2013:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Marketable securities – available for sale, net of discount for effect of market illiquidity.	$-	$-	$6,250

MARATHON PATENT GROUP, INC.
 (FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2013

Investment measured at fair value on a recurring basis at December 31, 2012:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Marketable securities – available for sale, net of discount for effect of the lack of registration of the securities	$-	$-	$12,500

At December 31, 2013, the Company classifies the investments in marketable securities available for sale as Level 3, adjusted for the effect of market illiquidity.  The securities could not readily be resold by the Company without adversely affecting the market price of the security.  At December 31, 2012, the Company classified the investments in marketable securities available for sale as Level 3, adjusted for the lack of registration of the securities under the Securities Act of 1933, as amended (the “Securities Act”) or the availabilities of an exemption from the registration requirements under the Securities Act. Until such time as the securities are registered or until such restriction otherwise lapses, the Company is unable to sell them in the market.  Unrealized gains or losses on marketable securities available for sale are recognized as an element of comprehensive income based on changes in the fair value of the security. Once liquidated, realized gains or losses on the sale of marketable securities available for sale are reflected in our net income for the period in which the security was liquidated.

The carrying amounts reported in the balance sheet for cash, accounts receivable, prepaid expenses, accounts payable, and accrued expenses, approximate their estimated fair market value based on the short-term maturity of these assets and liabilities..

In addition, FASB ASC 825-10-25 “Fair Value Option” was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.

The Company has recorded unrealized loss of $6,250 as an element of comprehensive income during the year ended December 31, 2013.

In July 2013, the Company assigned its rights and interest in a mining lease agreement to an unrelated company. In consideration for the assignment of lease agreement, the unrelated company issued 1,293,967 of its shares (the “Unrelated Company Shares”) to the Company.  At the time of issuance, the Company valued the Unrelated Company Shares and recorded the cost of investment at the fair market value (based on the sale of its shares in a private placement) of the shares at $0.13 per share or $168,216 and was recorded as a gain from sale of assets of discontinued operations (see Note 4) during the year ended December 31, 2013.  In September 2013, the Company sold the Unrelated Company Shares and generated proceeds of $129,397. The decrease in fair value of $38,819 has been recorded as a realized loss in the statement of operations for the year ended December 31, 2013.

Accounting for Acquisitions

In the normal course of its business, the Company makes acquisitions of patent assets and may also make acquisitions of businesses.  With respect to each such transaction, the Company evaluates facts of the transaction and follows the guidelines prescribed in accordance with ASC 805 – Business Combinations to determine the proper accounting treatment for each such transaction and then records the transaction in accordance with the conclusions reached in such analysis.  The Company performs such analysis with respect to each material acquisition within the consolidated group of entities.

MARATHON PATENT GROUP, INC.
 (FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2013

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

Basic and Diluted Net Loss per Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. As of December 31, 2013, the Company has 708,260 warrants outstanding and 1,338,076 common stock purchase options outstanding, all of which were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s net loss per share computation.  In addition, as of December 31, 2013, the Company has outstanding a Restricted Stock Unit (“RSU”) for 100,000 shares of common stock, which RSU is also not included in the computation of basic and diluted net loss per share.

MARATHON PATENT GROUP, INC.
 (FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2013

The following table sets forth the computation of basic and diluted loss per share:

	For the year ended December 31, 2013	For the year ended December 31, 2012

Numerator:
Loss from continuing operations	$(3,713,795)	$(5,527,637)
Income (loss) from discontinued operations	$263,460	$(1,410,671)
Denominator:
Denominator for basic and diluted loss per share (weighted-average shares)	4,604,193	2,787,593
Income (loss) per common share, basic and diluted:
Loss from continuing operations	$(0.81)	$(1.98)
Income (loss) from discontinued operations	$0.06	$(0.51)

Intangible Assets

Intangible assets include patents purchased and patents acquired in lieu of cash in licensing transactions.  The patents purchased are recorded based on the cost to acquire them and patents acquired in lieu of cash are recorded at their fair market value.  The costs of these assets are amortized over their remaining useful lives. Useful lives of intangible assets are periodically evaluated for reasonableness and the assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may no longer be recoverable.

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

MARATHON PATENT GROUP, INC.
 (FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2013

The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows.

Impairment of Long-lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the ASC 360 “Property, Plant and Equipment”.  The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of long-lived assets, including mineral rights, may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows expected to be generated by the asset. When necessary, impaired assets are written down to their estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The Company recorded impairment charges on its long-lived assets of $0 during the year ended December 31, 2013 and $1,256,000 during the year ended December 31, 2012, which impairment charge  was included in loss from discontinued operations.

Stock-based Compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718, which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

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

Mineral Property Acquisition and Exploration Costs

Costs of lease, exploration, carrying and retaining unproven mineral lease properties were expensed as incurred. The Company expensed all mineral exploration costs as incurred. Such expenses are included in the loss from discontinued operations and prior periods have been restated in the Company’s financial statements and related footnotes to conform to this presentation. In June 2012, the Company discontinued its exploration stage gold and minerals business and currently does not hold any  mining claims.

MARATHON PATENT GROUP, INC.
 (FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2013

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

CyberFone Systems owns a foundational patent portfolio that includes claims that provide specific transactional data processing, telecommunications, network and database inventions, including financial transactions. The portfolio  consists of ten United States patents and 27 foreign patents and one patent pending. The patent rights that cover digital communications and data transaction processing are foundational to certain applications in the wireless, telecommunications, financial and other industries. IP Navigation Group LLC (“IP Nav”), a Company founded by Erich Spangenberg and associated with the CyberFone Sellers will continue to support and manage the portfolio of patents and retain a contingent participation interest in all recoveries.  IP Nav provides patent monetization and support services under an existing agreement with CyberFone Systems.

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

MARATHON PATENT GROUP, INC.
 (FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2013

In addition to the payments described above, within 30 days following the end of each calendar quarter (commencing with the first full calendar quarter following the calendar quarter in which CyberFone Systems recovers $4 million from licensing or enforcement activities related to the patents), CyberFone Systems will be required to pay out a certain percentage of such recoveries.

The Company accounted for the acquisition utilizing the purchase method of accounting in accordance with ASC 805 “Business Combinations.” The Company is the acquirer for accounting purposes and CyberFone Systems is the acquired company.  Accordingly, the Company applied push–down accounting for the transaction and adjusted to fair value all of the assets and liabilities directly on the financial statements of the subsidiary.

The net purchase price paid by the Company was allocated to assets acquired and liabilities assumed on the records of the Company as follows:

Intangible assets	$1,135,512
Goodwill	2,144,488
Net purchase price	$3,280,000

Unaudited pro forma results of continuing operations data as if the business combination of the Company and the subsidiary had occurred on January 1, 2012 and as if the same number of shares of common stock had been issued in that transaction are as follows:

	For the year ended December 31, 2013	For the year ended December 31, 2012
Pro forma revenues	$9,318,371	$8,184,950
Pro forma income (loss) from operations	(809,760)	(2,376,224)
Pro forma net income (loss)	(848,102)	(2,362,899)
Pro forma income (loss) per share	$(0.18)	$(0.73)
Pro forma diluted income (loss) per share	$(0.18)	$(0.73)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred and is not intended to be a projection of future results.

NOTE 4 - DISCONTINUED OPERATIONS

During June 2012, the Company decided to discontinue its exploration and potential development of uranium and vanadium minerals business and prior periods have been restated in the Company’s subsequent consolidated financial statements and related footnotes to conform to this presentation. Additionally, in November 2012, the Company decided to discontinue its real estate business and intends to sell and dispose its remaining real estate holdings during fiscal 2013. The Company is now engaged solely in the acquisition of patents and patent rights and the monetization of those rights through both the prosecution and licensing of its own patent portfolios and the acquisition of additional patents  or partnering with others in the enforcement of  their patent rights.

The remaining assets and liabilities of discontinued operations are presented in the balance sheet under the caption “Assets and Liabilities of discontinued operation" and relates to the discontinued operations of both the uranium and vanadium minerals business and real estate business. The carrying amounts of the major classes of these assets and liabilities are summarized as follows:

MARATHON PATENT GROUP, INC.
 (FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2013

	December 31, 2013	December 31, 2012
Assets:
Deposits in real estate under contract	$-	$82,145
	-	-
Real estate held for sale	-	1,035,570
Assets of discontinued operations	$-	$1,117,715

Liabilities:
Accounts payables and accrued expenses	30,664	30,664
Liabilities of discontinued operations	$30,664	$30,664

The following table indicates selected financial data of the Company’s discontinued operations of its uranium and vanadium minerals business and real estate business.

	For the year ended December 31, 2013	For the year ended December 31, 2012
Revenues – real estate	$1,270,916	$724,090
Cost of sales – real estate	(1,064,320)	(576,126)
Gross profit	206,596	147,964
Operating and other non-operating expenses	(111,352)	(1,558,635)
Gain on sale of assets of discontinued operations	168,216	-

Income (loss) from discontinued operations	$263,460	$(1,410,671)

Deposits

Deposits at December 31, 2013 and 2012 were $0 and $82,145, respectively, which consist of earnest money deposits in connection with real estate properties under contract and were included in assets of discontinued operations – current portion.

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

MARATHON PATENT GROUP, INC.
 (FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2013

The Company determined that the carrying value of the remaining real estate properties does not exceed the net realizable value and thus did not consider it necessary to record any impairment charges of real estate held for sale at December 31, 2013.  The Company sold all the remaining real estate properties generating gross profit of $206,596 during the year ended December 31, 2013, which is included in income (loss) from discontinued operations. As of December 31, 2013 and 2012, real estate held for sale, which includes capitalized improvements, were $0 and $1,035,570, respectively, and were included in assets of discontinued operations – long term.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets include patents purchased and patents acquired in lieu of cash in licensing transactions. Patents purchased are recorded based at their acquisition cost and patents acquired in lieu of cash are recorded at their fair market value. Intangible assets consisted of the following:

	December 31, 2013	December 31, 2012	Weighted average amortization period (years)
Patents	$7,204,937	$500,925	3.78
Less: accumulated amortization	(1,047,278)	(8,773)
	$6,157,659	$492,152

Intangible assets are comprised of patents with estimated useful lives between approximately 1 to 11 years. Once placed in service, the Company amortizes the costs of intangible assets over their estimated useful lives on a straight-line basis. Costs incurred to acquire patents, including legal costs, are also capitalized as long-lived assets and amortized on a straight-line basis with the associated patent. Amortization of patents is included as an operating expense as reflected in the accompanying consolidated statements of operations. The Company assesses fair market value for any impairment to the carrying values. As of December 31, 2013 and 2012 management concluded that there was no impairment to the acquired assets.

Amortization expense for the years ended December 31, 2013 and 2012 was $1,038,505 and $8,773, respectively. Future amortization of current intangible assets, net is as follows:

2014	$1,719,105
2015	1,484,209
2016	944,035
2017	639,626
2018	379,691
2019 and thereafter	990,993
Total	$6,157,659

On April 16, 2013, the Company through its subsidiary, Relay IP, Inc. acquired a US patent for $350,000. On April 22, 2013, the Company acquired 10 US patents, 27 foreign patents and 1 patent pending from CyberFone Systems valued at $1,135,512 (see note 3). In September 2013, the Company acquired 14 US patents for a total purchase price of $1,100,000. On November 13, 2013, the Company acquired four patents for 150,000 shares of the Company’s common stock, which the Company valued at $718,500 based on the fair market value of the stock issued. On December 16, 2013, the Company acquired certain patents from Delphi Technologies, Inc. for $1,700,000 pursuant to a Patent Purchase Agreement entered into on October 31, 2013 and Amended on December 16, 2013.

MARATHON PATENT GROUP, INC.
 (FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2013

In connection with a settlement and license agreement dated June 4, 2013, the Company agreed to settle and release a certain defendant for past and future use of the Company’s patents. The defendant agreed to assign and transfer 3 US patents and rights valued at $1,000,000 in lieu of an additional cash payment, which amount has been included in the Company’s revenue during the year ended December 31, 2013.

In connection with a settlement and license agreement dated December 22, 2013, the Company agreed to settle and release another defendant for past and future use of the Company’s patents, whereby the defendant agreed to assign and transfer 2 US patents and rights to the Company. The Company valued the two patents at an aggregate of $700,000 and included that amount in revenue during the year ended December 31, 2013.

NOTE 6 - STOCKHOLDERS' EQUITY

On December 7, 2011, the Company increased its authorized capital to 200,000,000 shares of common stock from 75,000,000 shares, changed the par value to $0.0001 per share from $.001 per share, and authorized new 50,000,000 shares of preferred stock, par value $0.0001 per share.

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

Common Stock

In April 2013, the Company sold an aggregate of 2,404 post-split (31,250 pre-split) units with gross proceeds to the Company of $25,000 to a certain accredited investor pursuant to a subscription agreement. Each unit was sold for a purchase price of $10.40 post-split ($0.80 pre-split) per unit and consists of: (i) two shares of the Company’s common stock (4,808 post-split common stock) and (ii) a five-year warrant to purchase an additional share of common stock (2,404 post- split warrants) at an exercise price of $7.80 post-split ($0.60 pre-split) per share, subject to adjustment upon the occurrence of certain events such as stock splits and dividends. The warrants may be exercised on a cashless basis.

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

On May 22, 2013, the Company executed a one-year consulting agreement with a consultant for business advisory and capital restructuring services. The Company granted 23,077 post-split shares of common stock in connection with this consulting agreement and was valued at fair market value on the date of grant at approximately $5.85 post-split per share. The Company recorded the total consideration of $135,000 as prepaid expense and amortized $78,750 during the year.  The remaining balance will be amortized over the remaining term of the consulting agreement.

MARATHON PATENT GROUP, INC.
 (FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2013

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

On June 11, 2013, the Company granted an aggregate of 96,154 post-split (1,250,000 pre-split) shares of common stock to the Company’s CFO and to a director of the Company, which were valued at fair market value on the date of grant at approximately $5.27 post-split ($0.41 pre-split) per share for a total of $506,250. The shares vested immediately on issuance. During the year ended December 31, 2013, the Company recorded stock-based compensation expense of the total $506,250 related to the vested restricted stock grants.

On June 28, 2013, the Company executed a one-year consulting agreements with two consultants for investor communications and public relation services. The Company granted an aggregate of 67,308 post-split (875,000 pre-split) shares of common stock in connection with these consulting agreements, which shares were valued at fair market value on the date of grant at approximately $4.55 post-split per share for aggregate value of In connection with the issuance of these common shares, the Company recorded prepaid stock-based consulting of $306,256 and amortized $153,128 during the year ended December 31, 2013, with the balance to be amortized over the remaining consulting agreement term.

MARATHON PATENT GROUP, INC.
 (FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2013

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

On November 12, 2013, the Company received, in cash, the amount of $25,000 in full payment of a subscription receivable for the purchase of 4,808 shares of the Company’s common stock and subsequently issued the shares to the investor.

Common Stock Warrants

During the year ended December 31, 2013, the Company issued 582,175 warrants in connection with financings.  Also, during the same period, 73,077 post-split (950,000 pre-split) warrants were forfeited in accordance with the termination of employee and consultant relationships. During the year ended December 31, 2013, the Company recorded stock based compensation expense of $117,796 in connection with vested warrants. At December 31, 2013, there was a total of $99,087 of unrecognized compensation expense related to  non-vested warrant-based compensation arrangements.

MARATHON PATENT GROUP, INC.
 (FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2013

A summary of the status of the Company's outstanding stock warrants and changes during the period then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2012	199,162	$7.02	6.52
Granted	582,175	6.50	2.46
Cancelled	-	-	-
Forfeited	(73,077)	6.50	8.08
Exercised	-	-	-
Balance at December 31, 2013	708,260	$6.66	2.74

Warrants exercisable at December 31, 2013	680,055	$6.66
Weighted average fair value of warrants granted during the period ended December 31, 2013		$6.50

Common Stock Options

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

MARATHON PATENT GROUP, INC.
 (FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2013

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

MARATHON PATENT GROUP, INC.
 (FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2013

On November 11, 2013, we entered into a three year consulting agreement with Kairix Analytics, Ltd.  (“Kairix”) (the “Kairix Agreement”), pursuant to which we agreed to grant to Kairix an option to purchase 300,000 shares of the Company’s common stock at an exercise price of $5.70 per share, reflecting the closing price of the Company’s common stock on the date of grant.  The option has a term of five (5) years and vests 33% on each of the first and second anniversaries and 34% on the third anniversary of the Kairix Agreement.  The Company has valued the option at $984,447 using the Black-Scholes option pricing model with the following assumptions:  an expected life of two and one-half years; volatility of 100% and a risk-free interest rate of 0.65%.  In addition, Kairix will be entitled to receive either 2% or 5% of the net revenue derived from the enforcement of patents by either the Company or its subsidiaries and resulting from work performed by Kairix on behalf of the Company, with the percentage applied to be based on the contribution made to the generation of the revenue by Kairix, as further described in the Kairix Agreement.  Mr. Craig Nard, one of the principals of Kairix, is a member of our Board of Directors.

On November 18, 2013, we entered into Amendment No. 1 to the Executive Employment Agreement with our Chief Executive Officer and Chairman, Doug Croxall.  As part of Amendment No. 1, we granted Mr. Croxall ten (10) year stock options to purchase an aggregate of 100,000 shares of our common stock, with an exercise price of $5.93 per share (reflecting the closing price of our common stock on the date of grant) and vesting in twenty-four (24) equal installments on each monthly anniversary date of the grant.  The Company has valued the option grant at $442,692 using the Black-Scholes option pricing model with the following assumptions:  an expected life of five years; volatility of 100%; and a risk-free rate of 1.33%.

On November 18, 2013, we entered into a two year Executive Employment Agreement with Richard Raisig (the “Raisig Agreement”), pursuant to which Mr. Raisig shall serve as our Chief Financial Officer, effective December 3, 2013.  As part of the Raisig Agreement, we agreed to issue Mr. Raisig ten (10) year stock options to purchase an aggregate of 115,000 shares of common stock, with an exercise price of $5.70 per share, vesting in twenty-four (24) equal installments on each monthly anniversary of the date of the Raisig Agreement, provided Mr. Raisig is still employed by us on each such date.  We have valued the options at $511,036 using the Black-Scholes option pricing model with the following assumptions:  market price on the date of grant of $5.90; an expected life of five years; volatility of 101%; and a risk-free rate of 1.40%.

The 1,309,230 options granted during the year ended December 31, 2013 were valued on the grant date at ranging from approximately $2.81 to $7.40 per option or a total of $5,083,852 using the Black-Scholes option pricing model used for this valuation had the following assumptions: stock price ranging from $4.94 to $11.05  per share, volatility of ranging from 99% to 108%, expected term of ranging from approximately 2.5 to 5 years, and a risk free interest rate ranging from 0.31% to 1.40%.

For the year ended December 31, 2013, the Company recorded stock-option based compensation expense of $1,122,412 and stock-option based legal fees of $12,458. At December 31, 2013, there was a total of $4,445,740 of unrecognized compensation expense related to non-vested option-based compensation arrangements entered into during the year.

MARATHON PATENT GROUP, INC.
 (FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2013

A summary of the stock options as of December 31, 2013 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2012	153,846	6.50	9.87
Granted	1,309,230	5.74	4.98
Exercised	-	-	-
Forfeited	(9,615)	11.05	-
Cancelled	(115,384)	11.05	-
Balance outstanding at December 31, 2013	1,338,076	$5.83	5.21

Options exercisable at December 31, 2013	145,192,	$5.97	7.15
Options expected to vest	1,192,885
Weighted average fair value of options granted during the period		$3.88

 Stock options outstanding at December 31, 2013 as disclosed in the above table have $705,461 intrinsic value at the end of the period.

Restricted Stock Unit

On November 13, 2013, we entered into a two year consulting agreement with Jeff Feinberg (the “Feinberg Agreement”), pursuant to which we agreed to grant Mr. Feinberg a restricted stock unit (“RSU”) for 100,000 shares of our restricted common stock.  The RSU vests in two installments:  50% on the one-year anniversary of the Feinberg Agreement (the “First Vesting”) and the remaining 50% on the second year anniversary of the Feinberg Agreement (the “Second Vesting”).  The shares of common stock will be issued upon Mr. Feinberg’s meeting each of the two vesting requirements.  During the first six months, the Feinberg Agreement can be terminated without any vesting under certain circumstances described in the Feinberg Agreement.  If the Feinberg Agreement is terminated following the First Vesting but prior to the Second Vesting, the RSU is subject to acceleration of the Second Vesting under certain circumstances also described in the Feinberg Agreement.  Mr. Feinberg is the trustee of The Feinberg Family Trust and holds voting and dispositive power over the shares held by The Feinberg Family Trust, which is a 10% beneficial owner of our common stock.  The Company valued the RSU at $570,000 and recorded that amount as a prepaid expense and amortized $37,208 of that amount during the year ended December 31, 2013.  The remaining balance at December 31, 2013 of $532,792 will be amortized over the remaining term of the agreement.

MARATHON PATENT GROUP, INC.
 (FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2013

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

Securities Available for Sale

The Company has recorded unrealized loss of $6,250 as an element of comprehensive income during the year ended December 31, 2013.

In July 2013, the Company assigned its rights and interest in a mining lease agreement to an unrelated company. In consideration for the assignment of lease agreement, the unrelated company issued 1,293,967 of its shares (the “Unrelated Company Shares”) to the Company.  At the time of issuance, the Company valued the Unrelated Company Shares and recorded the cost of investment at the fair market value (based on the sale of its shares in a private placement) of the shares at $0.13 per share or $168,216 and was recorded as a gain from sale of assets of discontinued operations (see Note 4) during the year ended December 31, 2013. In September 2013, the Company sold the Unrelated Company Shares and generated proceeds of $129,397. The decrease in fair value of $38,819 has been recorded as realized loss in the statement of operations for the year ended December 31, 2013.

Office Lease

In October 2013, the Company entered into a net-lease for its current office space in Los Angeles, California.  The lease will commence on May 1, 2014 and runs for seven years through April 30, 2021, with monthly lease payment escalating each year of the lease.  In addition, to paying a deposit of $7,564 and the monthly base lease cost, the Company is required to pay its pro rata share of operating expenses, and real estate taxes.  Under the terms of the lease, the Company will not be required to pay rent for the first five months but must remain in compliance with the terms of the lease to continue to maintain that benefit.  In addition, the Company has a one-time option to terminate the lease in the 42th month of the lease.  Minimum future lease payments under this lease at December 31, 2013, net of the rent abatement, for the next five years are as follows:

MARATHON PATENT GROUP, INC.
 (FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2013

2014	$36,981
2015	66,300
2016	69,216
2017	72,324
2018	75,648
Total	$320,469

 NOTE 8 - INCOME TAXES

The Company accounts for income taxes under ASC Topic 740: Income Taxes, which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards.  ASC Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company has net operating loss carryforward for tax purposes totaling approximately $2,809,733 at December 31, 2013, expiring through 2033. In addition, the Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after certain changes in ownership have occurred.

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate for the years ended December 31, 2013 and 2012.

	December 31, 2013	December 31, 2012
Tax benefit computed at "expected" statutory rate	$(1,173,114)	$(2,359,025)
State income taxes, net of benefit	(79,110)	(60,884)
Permanent differences :
Impairment expense	-	437,324
Stock based compensation and consulting	381,620	1,508,371
Other permanent differences	(50,892)	(681)
Timing differences
Amortization of patents and other	304,435	-
Increase in valuation allowance	617,061	474,895
Net income tax benefit	$-	$-

The table below summarizes the differences between the Companies’ effective tax rate and the statutory federal rate as follows for the years ended December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012

Computed "expected" tax expense (benefit)	(34.0)%	(34.0)%
State income taxes	(5.0)%	(5.0)%
Permanent differences	14.0%	31.0%
Timing differences	13.0%	-
Change in valuation allowance	12.0%	8.0%

Effective tax rate	0.0%	0.0%

MARATHON PATENT GROUP, INC.
 (FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2013

The Company has a deferred tax asset, which is summarized as follows at:

Deferred tax assets:	December 31, 2013	December 31, 2012
Total deferred tax assets	$1,095,797	$478,736
Less: valuation allowance	(1,095,797)	(478,736)
Net deferred tax asset	$-	$-

After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2013, due to the uncertainty of realizing the deferred income tax assets.  During the year ended December 31, 2013, the valuation allowance was increased by $617,061.

NOTE 9 – SUBSEQUENT EVENTS

On March 13, 2014, the Company’s wholly-owned subsidiary Relay IP, Inc. entered into a patent license and license option agreement (the “Relay Agreement”) with RPX Corporation (“RPX”).  The Relay Agreement provides for the licensing of a certain patent to RPX at the closing of the transaction and the option for RPX to acquire additional licenses for the patent upon payment of additional consideration to Relay IP, Inc. as provided for in the Relay Agreement.

Also, on March 13, 2014, the Company’s wholly-owned subsidiary Sampo IP, LLC entered into a patent license and license option agreement (the “Sampo Agreement”) with RPX.  The Sampo Agreement provides for the licensing of certain patents to RPX at the closing of the transaction and the option for RPX to acquire additional licenses for the patents upon payment of additional consideration to Sampo IP, LLC as provided for in the Sampo Agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2013, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to our limited internal audit function, our Disclosure Controls were not effective as of December 31, 2013, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the President and Treasurer, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2013, management identified significant deficiency related to (i) our internal audit functions and (ii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of December 31, 2013.

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

Changes in Internal Control over Financial Reporting.

During the year ended December 31, 2013, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors and significant employees as of the date of this Report:

Name and Address	Age	Date First Elected or Appointed	Position(s)

Doug Croxall	45	November 14, 2012	Chief Executive Officer and Chairman
Richard Raisig	66	December 3, 2013	Chief Financial Officer
John Stetson	28	June 26, 2012	Executive Vice President, Secretary and Director
James Crawford	39	March 1, 2013	Chief Operating Officer
Stuart Smith	54	January 26, 2012	Director
Craig Nard	48	March 8, 2013	Director
William Rosellini	34	March 8, 2013	Director

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

Doug Croxall - Chief Executive Officer and Chairman

Mr. Croxall, 45, has served as the Chief Executive Officer and Founder of LVL Patent Group LLC, a privately owned patent licensing company since 2009.  From 2003 to 2008, Mr. Croxall served as the Chief Executive Officer and Chairman of FirePond, a software company that licensed configuration pricing and quotation software to Fortune 1000 companies. Mr. Croxall earned a Bachelor of Arts degree in Political Science from Purdue University in 1991 and a Master of Business Administration from Pepperdine University in 1995.  Mr. Croxall was chosen as a director of the Company based on his knowledge of and relationships in the patent acquisition and monetization business.

Richard Raisig - Chief Financial Officer

Mr. Raisig, 66, has served as the Company’s Chief Financial Officer since December 2013.  From 2010 to December 2013, Mr. Raisig performed CFO consulting services for several technology companies, including Petrosonic Energy Company, Inc., a publicly traded start-up energy technology company and Connexed Technologies, Inc., a private start-up technology company marketing offsite storage and access services for surveillance video in a hosted environment.  From 2007 to 2009, he was Chief Financial Officer of Aurora Systems, Inc., a venture backed start-up fabless semiconductor company in the micro-display space.  From 1986 to 2006, Mr. Raisig was CFO of Microvision, Inc., a publicly traded start-up technology company in the micro-display space.  Mr. Raisig has a BA in Economics from the University of California, Irvine and an MBA from the University of Southern California.

John Stetson - Executive Vice President, Secretary and Director

Mr. Stetson, 28, has been Executive Vice President since December 2013.  Prior to that time, Mr. Stetson was the Chief Financial Officer and Secretary of the Company since June 2012.  Mr. Stetson has been the Managing Member of HS Contrarian Investments LLC since 2011 and the President of Stetson Capital Investments, Inc. since 2010.  Mr. Stetson was an Investment Analyst from 2008 to 2009 for Heritage Investment Group and worked in the division of Corporate Finance of Toll Brothers from 2007 to 2008. The Board believes his knowledge of business makes him a valuable member of the Board.

James Crawford - Chief Operating Officer

Mr. Crawford, 38, was a founding member of Kino Interactive, LLC, and of AudioEye, Inc. Mr. Crawford’s experience as an entrepreneur spans the entire life cycle of companies from start-up capital to compliance officer and director of reporting public companies. Prior to his involvement as Chief Operating Officer of Marathon, Mr. Crawford served as a director and officer of Augme Technologies, Inc. beginning March 2006, and assisted the company in maneuvering through the initial challenges of acquisitions executed by the company through 2011 that established the company as a leading mobile marketing company in the United States. Mr. Crawford is experienced in public company finance and compliance functions. He has extensive experience in the area of intellectual property creation, management and licensing. Mr. Crawford also served on the board of directors Modavox® and Augme Technologies, and as founder and managing member of Kino Digital, Kino Communications, and Kino Interactive.

Stuart Smith - Director

Stuart H. Smith, 52, is a practicing plaintiff attorney licensed in Louisiana. He is a founding partner of the New Orleans-based law firm SmithStag, LLC. Smith has practiced law for nearly 25 years, litigating against oil companies and other energy-related corporations for damages associated with radioactive oilfield waste, referred to within the oil and gas industry as technologically enhanced radioactive material (TERM).  In 2001, Smith was lead counsel in an oilfield radiation case that resulted in a verdict of $1.056 billion against ExxonMobil.  Smith has been interviewed and his cases have been covered by a variety of media outlets, including CNN’s Andersen Cooper 360, BBC World News, Fox News, The New York Times, The Washington Post, USA Today, Lawyers Weekly USA, The Times-Picayune, The Baton Rouge Advocate, The Hill, The Associated Press, Bloomberg, National Public Radio, Radio America, and Washington Post Radio. Mr. Smith was chosen to be a member of our Board of Directors based on knowledge of complex litigation.

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

William Rosellini - Director

William Rosellini, 33, is Founder and Chairman of Microtransponder Inc. and Rosellini Scientific, LLC. Dr. Rosellini previously served as the founding CEO of Microtransponder from 2006 to 2012 and Lexington Technology Group in 2012. During his tenures as CEO he has raised nearly $30M in venture funding and $10M in NIH grants. Dr. Rosellini has been named a MTBC Tech Titan and a GSEA Entrepreneur of the Year and has testified to Congress on the importance of non-dilutive funding for inventors and researchers. Dr. Rosellini holds a BA in economics from the University of Dallas, a JD from Hofstra Law, an MBA and MS of Accounting from the University of Texas, a MS of Computational Biology from Rutgers, a MS of Regulatory Science from USC and a MS of Neuroscience from University of Texas. Previously, Dr. Rosellini was a right-handed pitcher who played in Arizona Diamondbacks system. The Board has determined that Dr. Rosellini’s medical technology expertise and industry knowledge and experience will make him a valuable member of the Board.

Code of Business Conduct and Ethics

We have recently adopted a Code of Business Conduct and Ethics that applies to our principal executive officers and  principal financial officer, principal accounting officer or controller, or persons performing similar functions and also to other employees.   Our Code of Business Conduct and Ethics can be found on the Company’s website at www.marathonpg.com.

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

Director Independence

Mr. Stuart Smith and Dr. William Rosellini are "independent" directors based on the definition of independence in the listing standards of the NASDAQ Stock Market LLC (“NASDAQ”).  Mr. Nard no longer meets the independence requirements.  We are currently conducting a search for an additional director who will satisfy the NASDAQ requirements for independence.

Committees of the Board of Directors

The Audit Committee members are Mr. Stuart Smith, Mr. Craig Nard and Dr. William Rosellini. The Committee has authority to review our financial records, deal with our independent auditors, recommend to the Board policies with respect to financial reporting, and investigate all aspects of the our business. The Audit Committee Charter is available on our website at www.marathonpg.com. Two members of the Audit Committee, Mr. Smith and Dr. Rosellini,  currently satisfy the independence requirements and other established criteria of NASDAQ.

The Compensation Committee oversees our executive compensation and recommends various incentives for key employees to encourage and reward increased corporate financial performance, productivity and innovation. Its members are Mr. Stuart Smith, Mr. Craig Nard and Dr. William Rosellini. The Compensation Committee Charter is available on our website at www.marathonpg.com. Two members of the Compensation Committee, Mr. Smith and Dr. Rosellini, currently satisfy the independence requirements and other established criteria of NASDAQ.

We have not formally designated a nominating committee or committees performing similar functions.

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

Our Board of Directors is primarily responsible for overseeing our risk management processes.  The Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding the Company’s assessment of risks. The Board of Directors focuses on the most significant risks facing us and our general risk management strategy, and also ensures that risks undertaken by us are consistent with the Board of Directors’ appetite for risk. While the Board of Directors oversees the Company, our management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing the Company and that our board leadership structure supports this approach.

Compliance with Section 16(a) of the Securities Act of 1934

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

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2013, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis, except as follows:

•	Erich Spangenberg is late in filing a Form 4 to report 1 transaction,
•	James Crawford is late in filing a Form 3 and a Form 4 to report 1 transaction,
•	Craig Nard is late in filing a Form 4 to report 1 transaction, and
•	Stuart Smith is late in filing a Form 3.

ITEM 11.  EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2013 and 2012 awarded to, earned by or paid to our executive officers. The value attributable to any Option Awards and Stock Awards reflects the grant date fair values of stock awards calculated in accordance with FASB Accounting Standards Codification Topic 718. As described further in Note 6 – Stockholders’ Equity (Deficit) – Common Stock Option to our consolidated year-end financial statements, a discussion of the assumptions made in the valuation of these option awards and stock awards.

Name and Principal Position	Year	Salary	Bonus Awards	Stock Awards	Other Incentive Compensation		Non-Equity Plan Compensation	Nonqualified Deferred Earnings	All Other Compensation	Total
		($)	($)	($)	($)		($)	($)	($)	($)
Doug Croxall CEO and Chairman	2013 2012	363,333 40,385	350,000 -	- -	902,692 968,600		- -	- -	- -	1,616,025 1,008,985
Richard Raisig CFO	2013 2012	19,791 -	- -	- -	511,036 -		- -	- -	- -	530,827 -
James Crawford COO	2013 2012	221,408 -	- -	- -	366,677 -		- -	- -	- -	588,085 -
John Stetson (1) Executive Vice President, Secretary and Former CFO	2013 2012	79,583 8,654	- -	405,000 33,287	284,750 -	(3)	- -	- -	- -	769,333 41,941
Nathaniel Bradley (5) Former CTO	2013 2012	148,125 -	- -	- -	517,200 -		- -	- -	- -	665,325 -
Mark Groussman (2) Former CEO	2013 2012	- 44,384	- -	- -	- -	(4)	- -	- -	- -	- 44,384

(1) John Stetson was appointed as President, Chief Operating Officer and a director on June 26, 2012. On November 14, 2012, John Stetson resigned as the Company’s President and Chief Operating Officer and was re-appointed as the Chief Financial Officer and Secretary on January 28, 2013. Mr. Stetson ceased to serve as Chief Financial Officer, effective December 3, 2013 and we appointed Mr. Richard Raisig as our Chief Financial Officer, effective December 3, 2013.
(2) Mark Groussman was appointed as the Chief Executive Officer of the Company on June 11, 2012 and resigned as the Company’s Chief Executive Officer on November 14, 2012.
(3) John Stetson was awarded a ten-year option award to purchase an aggregate of 115,385 shares of the Company’s common stock (after giving effect to the Reverse Split) with an exercise price of $6.50 per share and was cancelled on November 14, 2012 upon resignation.
(4) Mark Groussman was awarded a ten-year option award to purchase an aggregate of 115,385 shares of the Company’s common stock (after giving effect to the Reverse Split) with an exercise price of $6.50 per share and was cancelled on November 14, 2012 upon resignation.
(5) Nathaniel Bradley served as the Company’s Chief Technology Officer and President of IP Services from March 1, 2013 to June 19, 2013.

Employment Agreements

On November 14, 2012, we entered into an employment agreement with Doug Croxall (the “Croxall Employment Agreement”), whereby Mr. Croxall agreed to serve as our Chief Executive Officer for a period of two years, subject to renewal, in consideration for an annual salary of $350,000 and an Indemnification Agreement. Additionally, under the terms of the Croxall Employment Agreement, Mr. Croxall shall be eligible for an annual bonus if we meet certain criteria, as established by the Board of Directors, subject to standard “claw-back rights” in the event of any restatement of any prior period earnings or other results as from which any annual bonus shall have been determined.  As further consideration for his services, Mr. Croxall received a ten year option award to purchase an aggregate of One Hundred Fifty Three Thousand Eight Hundred and Forty-Six (153,846) shares of our common stock with an exercise price of $6.50 per share, after giving effect to the Reverse Split, which shall vest in twenty-four (24) equal monthly installments on each monthly anniversary of the date of the Croxall Employment Agreement. On November 18, 2013, we entered into Amendment No. 1 to the Croxall Employment Agreement (“Amendment”). Pursuant to the Amendment, the term of the Croxall Agreement shall be extended to November 14, 2017 and (ii) Mr. Croxall’s annual base salary shall be increased to $480,000, subject to a 3% increase every year, commencing on November 14, 2014.

On January 28, 2013, we entered into an employment agreement with John Stetson, our Chief Financial Officer and Secretary (the “Stetson Employment Agreement”) whereby Mr. Stetson agreed to serve as our Chief Financial Officer for a period of one year, subject to renewal, in consideration for an annual salary of $75,000.  Additionally, Mr. Stetson shall be eligible for an annual bonus if we meet certain criteria, as established by the Board of Directors, subject to standard “claw-back rights” in the event of any restatement of any prior period earnings or other results as from which any annual bonus shall have been determined.  As further consideration for his services, Mr. Stetson received a ten year option award to purchase an aggregate of Thirty Eight Thousand Four Hundred Sixty Two (38,462) shares of our common stock with an exercise price of $6.50 per share, after giving effect to the Reverse Split, which shall vest in three (3) equal annual installments on the beginning on the first annual anniversary of the date of the Stetson Employment Agreement, provided Mr. Stetson is still employed by us. In the event of Mr. Stetson’s termination prior to the expiration of his employment term under his employment agreement, unless he is terminated for Cause (as defined in the Stetson Employment Agreement), or in the event Mr. Stetson resigns without Good Reason (as defined in the Stetson Employment Agreement), we shall pay to him a lump sum in an amount equal to the sum of his (i) base salary for the prior 12 months plus (ii) his annual bonus amount during the prior 12 months.

On March 1, 2013, Mr. James Crawford was appointed as our Chief Operating Officer. Pursuant to the Employment Agreement with Mr. Crawford dated March 1, 2013 (“Crawford Employment Agreement”), Mr. Crawford shall serve as our Chief Operating Officer for two (2) years. The Crawford Employment Agreement shall be automatically renewed for successive one (1) year periods thereafter. Mr. Crawford shall be entitled to a base salary at an annual rate of $185,000, with such upward adjustments as shall be determined by the Board in its sole discretion. Mr. Crawford shall also be entitled to an annual bonus if we meet or exceed criteria adopted by the Compensation Committee of the Board for earning bonuses. Mr. Crawford shall be awarded five (5) year stock options to purchase an aggregate of five hundred thousand (500,000) shares of our common stock, with a strike price based on the closing price of our common stock on March 1, 2013, vesting in twenty-four (24) equal installments on each monthly anniversary of March 1, 2013, provided Mr. Crawford is still employed by us on each such date.

On March 1, 2013, Mr. Nathaniel Bradley was appointed as our Chief Technology Officer and President of IP Services. Pursuant to the Employment Agreement between the Company and Mr. Bradley dated March 1, 2013 (“Bradley Employment Agreement”), Mr. Bradley shall serve as the Company’s Chief Technology Officer and President of IP Services for two (2) years. The Bradley Employment Agreement shall be automatically renewed for successive one (1) year periods thereafter. Mr. Bradley shall be entitled to a base salary at an annual rate of $195,000, with such upward adjustments as shall be determined by the Board in its sole discretion. Mr. Bradley shall also be entitled to an annual bonus if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board for earning bonuses. Mr. Bradley shall be awarded five (5) year stock options to purchase an aggregate of one million (1,000,000) shares of the Company’s common stock, with a strike price based on the closing price of the Company’s common stock on March 1, 2013, vesting in twenty-four (24) equal installments on each monthly anniversary of March 1, 2013, provided Mr. Bradley is still employed by the Company on each such date. On June 19, 2013, our Board accepted resignation of Mr. Nathaniel Bradley from his position of Chief Technology Officer and President of IP Services. In connection with his resignation, Mr. Bradley entered into a Separation and Release Agreement with the Company (“Separation and Release Agreement”), pursuant to which, Mr. Bradley is entitled to a severance payment of $16,250 and 125,000 options previously granted to him under his employment agreement, which - vested but were subsequently forfeited.  Pursuant to the Separation and Release Agreement, Mr. Bradley also agreed to provide periodic consultation to the Company as requested at an agreed upon hourly rate of $75.00.

On November 18, 2013, we entered into a 2-year Executive Employment Agreement with Richard Raisig (“Raisig Agreement”), pursuant to which Mr. Raisig shall serve as our Chief Financial Officer, effective December 3, 2013. Pursuant to the terms of the Raisig Agreement, Mr. Raisig shall receive a base salary at an annual rate of $250,000.00 and an annual bonus up to 100% of Mr. Raisig’s base salary as determined by the Compensation Committee of the Board. As further consideration for Mr. Raisig’s services, we agreed to issue Mr. Raisig ten (10) year stock options to purchase an aggregate of 115,000 shares of common stock, with a strike price of $5.70 per share, vesting in twenty-four (24) equal installments on each monthly anniversary of the date of the Raisig Agreement, provided Mr. Raisig is still employed by us on each such date.

Directors’ Compensation

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2013 and 2012 awarded to, earned by or paid to our directors. The value attributable to any Warrant Awards reflects the grant date fair values of stock awards calculated in accordance with FASB Accounting Standards Codification Topic 718. As described further in Note 6 – Stockholders’ Equity (Deficit) – Common Stock Warrants to our consolidated year-end financial statements, a discussion of the assumptions made in the valuation of these warrant awards.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Warrant awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Stuart Smith 2013 2012	- -	101,250 -	- 124,725	- -	- -	- -	101,250 124,725
Craig Nard 2013 2012	- -	- -	- -	- -	- -	62,863 -	62,863 -
William Rosellini 2013 2012	- -	- -	- -	- -	- -	62,863 -	62,863 -
David Rector (1) 2013 2012	- -	- -	- 124,725	- -	- -	- -	- 124,725
Joshua Bleak (2) 2013 2012	- -	- -	- 349,230	- -	- -	- -	- 349,230

(1) David Rector resigned from his position as Director on March 8, 2013.

(2) Joshua Bleak resigned from his position as Director on March 8, 2013.

Grants of Plan Based Awards and Outstanding Equity Awards at Fiscal Year-End

On August 1, 2012, our board of directors and stockholders adopted the 2012 Equity Incentive Plan, pursuant to which 769,231 shares of our common stock are reserved for issuance as awards to employees, directors, consultants, advisors and other service providers, after giving effect to the Reverse Split.

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Doug Croxall	83,333	70,513	-	6.50	11/14/22	-	-	-	-
Doug Croxall	38,462	115,385	-	5.27	06/11/18	-	-	-	-
Doug Croxall	4,167	95,833	-	5.93	11/18/23	-	-	-	-
Richard Raisig	-	115,000	-	5.70	12/03/23	-	-	-	-
John Stetson	-	38,462	-	6.50	01/28/23	-	-	-	-
James Crawford	9,615	28,846	-	4.94	06/19/18	-	-	-	-

(1) On November 14, 2012, Mr. Croxall received an option to purchase an aggregate of 153,846 shares of Common Stock at $6.50 per share, after giving effect to the Reverse Split. The option shall become exercisable during the term of Mr. Croxall’s employment in twenty-four (24) equal monthly installments on each monthly anniversary of the date of the Mr. Croxall’s employment.

Long-Term Incentive Plan

On August 1, 2012, our board of directors and stockholders adopted the 2012 Equity Incentive Plan, pursuant to which 769,231 shares of our common stock are reserved for issuance as awards to employees, directors, consultants, advisors and other service providers, after giving effect to the Reverse Split.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the Board of Directors or compensation committee of any other entity that has one or more of its executive officers serving as a member of our Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 28, 2014: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. The percentage ownership of each beneficial owner is calculated after giving effect to the Reverse Split. As of March 28, 2014, there were 5,489,593 shares of our common stock outstanding, after giving effect to the Reverse Split.

			Amount and Nature of Beneficial Ownership (1)
Name and Address of Beneficial Owner	Common Stock		Options		Warrants		Total	Percentage of Common Stock (%)

Officers and Directors

Doug Croxall (Chairman and CEO)	307,692		210,886		0		518,578	9.10%

John Stetson (EVP, Secretary and Director)	180,824	(4)	12,820	(5)	3,201	(6)	196,845	3.58%

Richard Raisig	0		28,746	(14)	0		28,746	*
Chief Financial Officer (CFO)

James Crawford (COO)	0		17,622	(7)	0		17,622	*

Stuart Smith (Director)	105,770		0		24,039	(8)	129,809	2.35%

Craig Nard (Director)	0		7,844	(9)	0		7,844	*

William Rosellini (Director)	0		7,844	(10)	0		7,844	*
All Directors and Executive Officers (six persons)	594,286		285,762		27,240		907,288	15.64%

Persons owning more than 5% of voting securities
TechDev Holdings LLC (12)	461,539		0		0		461,539	8.41%

The Feinberg Family Trust (13)	523,980		0		216,346	(11)	740,326	12.97%

Barry Honig	365,619	(15)	0		35,541	(16)	401,160	7.26%

* Less than 1%

(1) Amounts set forth in the table and footnotes gives effect to the Reverse Split that we effectuated on July 18, 2013. In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on March 28, 2014, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on March 28, 2014 (5,489,593), and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred and on exercise of the warrants and options, subject to limitations on conversion and exercise as more fully described in note 10 below. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2) Held by LVL Patent Group LLC, over which Mr. Croxall holds voting and dispositive power.

(3) Represents options to purchase 115,380 shares of common stock at an exercise price of $6.50 per share, options to purchase 70,510 shares of common stock at an exercise price of $5.265 per share and options to purchase 24,996 shares of common stock at an exercise price of $5.93 per share and excludes options to purchase 38,466 shares of common stock at an exercise price of $6.50 per share, options to purchase 83,336 shares of common stock at an exercise price of $5.265 per share and options to purchase 75,004 shares of common stock at an exercise price of $5.93 per share that are not exercisable within 60 days of March 28, 2014.

(4) Represents 121,786 shares held by Mr. Stetson individually, 5,769 shares held by HS Contrarian Investments LLC and 53,269 shares held by Stetson Capital Investments, Inc. Mr. Stetson is the President of Stetson Capital Investments, Inc. and the manager of HS Contrarian Investments LLC and in such capacities is deemed to have voting and dispositive power over shares held by such entities.

(5) Represents options to purchase 12,820 shares of common stock at an exercise price of $6.50 per share and excludes options to purchase 25,642 shares of common stock at an exercise price of $6.50 per share that do not vest and are not exercisable within 60 days of March 28, 2014.

(6) Represents a warrant to purchase 3,201 shares of common stock at an exercise price of $7.80 per share.

(7) Represents options to purchase 17,622 shares of common stock at an exercise price of $4.94 per share and excludes options to purchase 20,840 shares of common stock that do not vest and are not exercisable within 60 days of March 28, 2014.

(8) Represents a warrant to purchase 14,423 shares of common stock at an exercise price of $6.50 per share and a warrant to purchase 9,616 shares of common stock at an exercise price of $7.80 per share.

(9) Represents options to purchase 2,564 shares of common stock at an exercise price of $6.50 per share and options to purchase 5,280 shares of common stock at an exercise price of $5.265 per share and excludes options to purchase 5,128 shares of common stock at an exercise price of $6.50 per share and options to purchase 6,258 shares of common stock at an exercise price of $5.265 per share that do not vest and are not exercisable within 60 days of March 28, 2014.

(10) Represents options to purchase 2,564 shares of common stock at an exercise price of $6.50 per share and options to purchase 5,280 shares of common stock at an exercise price of $5.265 per share and excludes options to purchase 5,128 shares of common stock at an exercise price of $6.50 per share and options to purchase 6,258 shares of common stock at an exercise price of $5.265 per share that do not vest and are not exercisable within 60 days of March 28, 2014.

(11) Represent a warrant to purchase 216,346 shares of common stock at an exercise price of $6.50 per share and excludes options to purchase 100,000 shares of common stock that do not vest and are not exercisable within 60 days of March 28, 2014.

(12) Acclaim Financial Group, LLC ("AFG") is the sole member of TechDev Holdings LLC. Accordingly, AFG may be deemed to beneficially own all of the shares that are owned by TechDev Holdings LLC. Audrey Spangenberg is the sole managing member of AFG, and accordingly may be deemed to beneficially own all of the shares that are owned by TechDev. Ms. Spangenberg disclaims beneficial ownership of these securities.

(13) Represents 740,326 shares of common stock beneficially owned by Jeffrey Feinberg, as reported on the Schedule 13-G filed with the SEC on December 10, 2013.  Jeffrey Feinberg is the trustee of The Feinberg Family Trust and holds voting and dispositive power over shares held by The Feinberg Family Trust.

(14) Represents options to purchase 28,746 shares of common stock at an exercise price of $5.70 per share and excludes options to purchase 86,254 shares of common stock that do not vest and are not exercisable within 60 days of March 28, 2014.

(15) Represents 102,339 shares of common stock directly, 40,997 shares of common stock held by GRQ Consultants, Inc. (“GRQ”), 121,933 shares of common stock held by GRQ Consultants, Inc. 401k Plan (“GRQ 401k Plan”), 63,030 shares of common stock held by GRQ Consultants, Inc. Defined Benefit Plan (“GRQ Defined Plan”), 121,933 shares of common stock held by GRQ Consultants, Inc. Roth 401k Plan (“GRQ Roth 401k Plan”). Mr. Honig is the President of GRQ and the trustee of GRQ 401k Plan, GRQ Defined Plan and GRQ Roth 401k Plan and is deemed to hold voting and dispositive power over shares held by such entities.

(16) Represents 9,616 shares of common stock underlying warrants with an exercise price of $6.50 per share held directly, 14,423 shares of common stock underlying warrants with an exercise price of $6.50 per share held by GRQ 401k Plan, 8,654 shares of common stock underlying warrants with an exercise price of $7.80 per share held by GRQ Roth 401k Plan and 2,848 shares of common stock underlying warrants with an exercise price of $6.50 per share held by GRQ Roth 401k Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Between February 2010 and March 2010, Christopher Clitheroe, our former Secretary and a Director, loaned us an aggregate of $1,375 for operating expenses.  Between April 2011 and September 2011, Mr. Clitheroe loaned us an aggregate of $9,675 for operating expenses. These loans were non-interest bearing and were due on demand.  On December 13, 2011, Mr. Clitheroe agreed to waive these loans.

In November 2011, we issued a promissory note for $53,500 to an affiliated company owned by the officers of Amicor (as defined herein). The note was payable in full without interest on or before January 15, 2012. In December 2011, we issued a promissory note for $99,474 to an affiliated company owned by the officers of Amicor. The note was payable in full without interest on or before January 15, 2012. Such note was issued in connection with the execution of a lease assignment agreement between us and the affiliated company for certain mineral rights located in San Juan County, Utah. On January 30, 2012, we paid both promissory notes above for a total of $152,974. The affiliated company agreed not to charge us a late penalty fee upon satisfaction of the notes.

On January 26, 2012, we entered into a 1 year consulting agreement with GRQ Consultants, Inc., pursuant to which such consultant will provide certain services to us in consideration for which we sold to the consultant warrants to purchase an aggregate of 134,615 shares of our common stock with an exercise price of $6.50. Barry Honig is the owner of GRQ Consultants, Inc. GRQ Consultants, Inc. 401(k), which is also owned by Mr. Honig, purchased an aggregate of $500,000 of shares of common stock in the our private placement.  In addition, we entered into an Option Agreement with Pershing and Mr. Honig is a member of Pershing’s board of directors.  Additionally, we entered into consulting agreement with Melechdavid Inc. in consideration for which we sold to Melechdavid Inc. warrants to purchase an aggregate of 134,615 shares of our common stock with an exercise price of $6.50 per share. Our former Chief Executive Officer is the President of Melechdavid Inc. .

On January 26, 2012, we entered into an option agreement with Pershing pursuant to which we purchased the option to acquire certain uranium properties in consideration for (i) a $1,000,000 promissory note payable in installments upon satisfaction of certain conditions, expiring six months following issuance and (ii) 769,231 shares of our common stock. Pursuant to the terms of the note, upon the closing of a private placement in which we receive gross proceeds of at least $5,000,000, we shall repay $500,000 under the note.  Additionally, upon the closing of a private placement in which we receive gross proceeds of at least an additional $1,000,000, we shall pay the outstanding balance under the note.  The note does not bear interest.  On January 26, 2012, in conjunction with a private placement, we paid Pershing $500,000 under the terms of the note.  Pershing may have been deemed to be our initial promoter.  Additionally, Barry Honig was, until February 9, 2012, the Chairman of Pershing and had been a shareholder of Continental Resources Group, Inc., the then- controlling shareholder of Pershing, since 2009.  Mr. Honig remains a director of Pershing.  Mr. Honig is also the sole owner, officer and director of GRQ Consultants, Inc.  David Rector, a then- member of our board of directors, was the President and a director of Pershing at the time of the transaction and Joshua Bleak, our former director, was the Chief Executive Officer of Continental.  Mr. Rector resigned as the President of Pershing on March 6, 2012 and on such date was appointed as the Treasurer and Vice President of Administration and Finance of Pershing. In November 2012, David Rector resigned from Pershing as Treasurer, Vice President of Administration and Finance and member of the board of directors.

On January 26, 2012, we issued a ten-year warrant to purchase an aggregate of 13,077 shares of common stock with an exercise price of $6.50 per share to Daniel Bleak, an outside consultant to us, which vests in three equal annual installments with the first installment vesting one year from the date of issuance. Daniel Bleak is the father of Joshua Bleak, a former member of our board of directors. Additionally, in August 2012, we paid Daniel Bleak $50,000 for research and business advisory services rendered pursuant to a Professional Service Agreement executed on August 1, 2012.

On January 26, 2012, we issued warrants to purchase an aggregate of 207,692 shares of common stock at an exercise price of $6.50 per share to Joshua Bleak, David Rector, Stuart Smith and George Glasier, our then- directors.

On March 19, 2012, we entered into an agreement with California Gold Corp., pursuant to which we agreed to provide California Gold Corp. with a geological review on or prior to March 30, 2012, of certain uranium properties in consideration for $125,000. David Rector, our former director, is a member of California Gold Corp.’s board of directors.

Our former principal place of business was located in a building owned by Silver Hawk Ltd., a Colorado corporation.   George Glasier, our former Chief Executive Officer, is the President and Chief Executive Officer of Silver Hawk Ltd.  We leased our office space on a month to month basis at a monthly rate of $850 pursuant to a lease effective January 1, 2012. Under the terms of a Rescission Agreement dated June 11, 2012, our lease for such office space was terminated.

On June 11, 2012, we exercised the option we purchased from Pershing through the assignment of Pershing’s wholly owned subsidiary, Continental Resources Acquisition Sub, Inc., a Florida corporation, which is the owner of 100% of the issued and outstanding common stock of each of Green Energy Fields, Inc., a Nevada corporation (which is the owner of 100% of the issued and outstanding common stock of CPX Uranium, Inc.) and ND Energy, Inc., a Delaware corporation.  Additionally, ND Energy, Inc. and Green Energy Fields, Inc. hold a majority of the outstanding membership interests of Secure Energy LLC.  Through our acquisition of the above entities, we acquired certain uranium properties and claims.

Between June 2012 and July 2012, we loaned $147,708 to an affiliated company in exchange for a secured promissory note. The note bore 6% interest per annum and shall become due and payable on or before June 29, 2013. This note was secured by a real estate property owned by the affiliated company. In November 2012, we collected a total of $218,218 from the affiliated company and such payment was applied towards the principal amount of $147,708 and interest of $70,510.  We recognized interest income of $70,510 during the year ended December 31, 2012 and are included in the loss from discontinued operations as this transaction relates to our real estate business. Barry Honig, the President of the affiliated company, is one of our shareholders.

In August 2012, we issued 23,305 shares of common stock in connection with the exercise of 46,154 stock warrants on a cashless basis. The warrant holder was Melechdavid, Inc. who purchased 46,154 warrants from a third party in June 2012. Our former Chief Executive Officer is the President of Melechdavid, Inc. Additionally, in November 2012, we received a notice from the former Chief Executive Officer that the former Chief Executive Officer had violated Section 16(b) of the Exchange Act as a result of certain purchases and sales of shares of our common stock made by the former Chief Executive Officer within a period of less than six months that generated short-swing profits under Section 16(b). In December 2012, the former Chief Executive Officer made a $50,000 payment to us in disgorgement of the short-swing profits.

On November 14, 2012, we entered into a share exchange agreement with Sampo and the members of Sampo.  Upon closing of the transaction contemplated under the share exchange agreement, on November 14, 2012, the Sampo Members (six members) transferred all of the issued and outstanding membership interests of Sampo to us in exchange for an aggregate of 711,538 shares of our Common Stock.  Such exchange caused Sampo to become our wholly-owned subsidiary. LVL Patent Group LLC, of which Mr. Croxall is the Chief Executive Officer, and John Stetson were former members of Sampo and received 307,692 and 38,462 shares of our common stock, respectively, in connection with the share exchange.

On May 31, 2013, Barry Honig, a beneficial owner of more than 5% of our common stock at the time, purchased an aggregate of $100,000 of shares of common stock and warrants in our private placement.

On August 2, 2013, GRQ Consultants Inc. 401K funded a subscription of $150,000 of shares of common stock and warrants in our private placement, which was assigned to it by another investor. Barry Honig is the trustee of GRQ Consultants Inc. 401K and was a beneficial owner of more than 5% of our common stock at the time of the transaction.

On November 11, 2013, we entered into a consulting agreement with Kairix, pursuant to which we granted options to acquire 300,000 shares of common stock to Kairix in exchange for services. The options shall vest 33%, 33% and 34% on each annual anniversary of the date of the issuance. Craig Nard, a member of our board of directors, is a principal of Kairix.

On November 18, 2013, we entered into Amendment No. 1 to the Executive Employment Agreement with our Chief Executive Officer and Chairman, Doug Croxall, pursuant to which Mr. Croxall’s base salary was raised to $480,000, subject to a 3% increase every year commencing on November 14, 2014. We also granted Mr. Croxall a bonus of $350,000 and ten year stock options to purchase an aggregate of 100,000 shares of our common stock, with a strike price of $5.93 per share (representing the closing price on the date of grant), vesting in twenty-four (24) equal installments on each monthly anniversary of the date of grant.

On November 18, 2013, we entered into a consulting agreement with Jeff Feinberg (“Feinberg Agreement”), pursuant to which we agreed to grant Mr. Feinberg 100,000 shares of our restricted common stock; 50% of which shall vest on the one-year anniversary of the Feinberg Agreement and the remaining 50% of which shall vest on the second year anniversary of the Feinberg Agreement. Mr. Feinberg is the trustee of The Feinberg Family Trust and holds voting and dispositive power over shares held by The Feinberg Family Trust, which is a 10% beneficial owner of our common stock.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2013, and 2012, we engaged KBL, LLP, as our independent auditor. For the years ended December 31, 2013, and 2012, we incurred fees as discussed below:

Fiscal Year Ended
	December 31, 2013	December 31, 2012

Audit fees	$75,000	$27,500
Audit – related fees	-	-
Tax fees	-	-
All other fees	-	-

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

PART IV
ITEM 15. EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on December 9, 2011)
3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on December 9, 2011)
3.3	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on February 20, 2013)
3.4	Certificate of Amendment to Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on February 20, 2013)
10.1	Form of Option Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 14, 2011)
10.2	Form of Promissory Note (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 30, 2012)
10.3	Share Exchange Agreement (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on March 14, 2011)
10.4	Form of Warrant (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on January 30, 2012)
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

10.23	Mining Claim & Lease Sale/Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 14, 2012)
10.24	Option Agreement for Purchase of Mining Claims (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 15, 2012)
10.25	Forms of Quitclaim Deed (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on March 15, 2012)
10.26	Agreement with California Gold Corp., dated March 19, 2012 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 23, 2012)
10.27	Consulting Agreement, dated January 26, 2012 (Incorporated by reference to Exhibit 10.23 to the Current Report on Form 8-K filed with the SEC on April 10, 2012)
10.28	Rescission Agreement dated as of June 11, 2012 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 15, 2012)
10.29	Assignment Agreement dated as of June 11, 2012 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 15, 2012)
10.30	Employment Agreement between the Company and John Stetson dated August 3, 2012 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 7, 2012)
10.31	Employment Agreement between the Company and Mark Groussman dated August 3, 2012 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 7, 2012)
10.32	Share Exchange Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 20, 2012)
10.33	Employment Agreement between the Company and Doug Croxall (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 20, 2012)
10.34	Consulting Agreement with C&H Capital, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on November 20, 2012)
10.35	Form of Indemnification Agreement between the Company and Doug Croxall (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on November 20, 2012)
10.36	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 28, 2012)
10.37	Form of Warrant (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 28, 2012)
10.38	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on December 28, 2012)
10.39
Employment Agreement between the Company and John Stetson dated January 28, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 29, 2013)

10.40
Employment Agreement between the Company and Nathaniel Bradley dated March 1, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 6, 2013)

10.41
Employment Agreement between the Company and James Crawford dated March 1, 2013 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 6, 2013)

10.42
Independent Director Agreement between the Company and Craig  Nard dated March 8, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 11, 2013)

10.43
Independent Director Agreement between the Company and William Rosellini dated March 8, 2013 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 11, 2013)

10.44	Merger Agreement dated as of April 22, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 26, 2013)
10.45	Form of Promissory Note (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 26, 2013)
10.46	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 26, 2013)
10.47	License Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on April 26, 2013)
10.48	Merger Agreement dated as of May 1, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 3, 2013)
10.50	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 3, 2013)
10.51	Form of Warrant (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 3, 2013)
10.52	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on June 3, 2013)
10.53
Separation and Release Agreement between the Company and Nathaniel Bradley dated June 19, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 24, 2013)

10.54	Lease Agreement by and between Westwood Gateway II LLC and the Company dated October 14, 2013*
10.55	Patent Purchase Agreement by and between Delphi Technologies, Inc. and Loopback Technologies, Inc. dated October 31, 2013*+
10.56
Amendment No. 1 to the Executive Employment Agreement between the Company and Doug Croxall dated November 18, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2013)

10.57
Executive Employment Agreement between the Company and Richard Raisig dated November 18, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2013)

10.58
Consulting Agreement between the Company and Jeff Feinberg dated November 18, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2013)

10.59	Amendment to the Patent Purchase Agreement by and between Delphi Technologies, Inc. and Loopback Technologies, Inc. dated December 16, 2013.*+
14.1	Code of Business Conduct and Ethics*
21.1	List of Subsidiaries*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Section 1350 Certification of the Chief Executive Officer *
32.2	Section 1350 Certification of the Chief Financial Officer *
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extention Schema
101.CAL*	XBRL Taxonomy Extention Calculation Linkbase
101.DEF*	XBRL Taxonomy Extention Definition Linkbase
101.LAB*	XBRL Taxonomy Extention Label Linkbase
101.PRE*	XBRL Taxonomy Extention Presentation Linkbase

*	Filed herein.
+
The Company has requested confidential treatment for certain portions of this exhibit.  This exhibit omits the information subject to this confidentiality request.  Omitted portions have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 31, 2014
MARATHON PATENT GROUP, INC.

By:	/s/ Doug Croxall
Name: Doug Croxall
Title: Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Richard Raisig
Name: Richard Raisig
Title: Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Doug Croxall	Chief Executive Officer and Chairman (Principal Executive Officer)	March 31, 2014
Doug Croxall

/s/ Richard Raisig	Chief Financial Officer (Principal Financial Officer)	March 31, 2014
Richard Raisig

/s/ John Stetson	Executive Vice President, Secretary and Director	March 31, 2014
John Stetson

/s/ Stuart Smith	Director	March 31, 2014
Stuart Smith

/s/ Craig Nard	Director	March 31, 2014
Craig Nard

/s/ William Rosellini	Director	March 31, 2014
William Rosellini