Form 10-Q
period 2014-03-31
Marathon Patent Group, Inc.
filed 2014-05-15
CIK 1507605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from __________ to __________

MARATHON PATENT GROUP, INC.
(Exact Name of Registrant as Specified in Charter)

Nevada	333-171214	01-0949984
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

2331 Mill Road, Suite 100, Alexandria, VA		22314
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code: (800) 804-1690

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [x]  No  [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  [x] No  [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[_]	Accelerated filer	[_]

Non-accelerated filer (Do not check if smaller reporting company)	[_]	Smaller reporting company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [_] No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  5,489,593 shares of common stock are issued and outstanding as of May 15, 2014.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, “Marathon Patent Group, Inc.,” “we,” “us,” “our” and similar terms refer to Marathon Patent Group, Inc., a Nevada corporation, and subsidiaries.

-i-

Item 1. Financial Statements

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash	$5,410,629	$3,610,262
Accounts receivable - net	280,000	270,000
Marketable securities - available for sale securities	6,250	6,250
Prepaid expenses and other current assets	579,382	752,931
Total current assets	6,276,261	4,639,443

Other assets:
Property and equipment, net	12,223	13,640
Intangible assets, net	5,704,012	6,157,659
Goodwill	2,144,488	2,144,488
Total other assets	7,860,723	8,315,787

Total Assets	$14,136,984	$12,955,230

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,719,242	$754,945
Liabilities of discontinued operations	30,664	30,664
Total liabilities	1,749,906	785,609

Stockholders' Equity:
Preferred stock, $.0001 par value, 50,000,000 shares authorized: none issued and outstanding	-	-
Common stock, ($.0001 par value; 200,000,000 shares authorized; 5,489,593 issued and outstanding at March 31, 2014 and December 31, 2013	549	549
Additional paid-in capital	23,172,350	22,673,287
Accumulated other comprehensive loss - marketable securities available for sale	(6,250)	(6,250)
Accumulated deficit	(10,769,075)	(10,487,469)

Total Marathon Patent Group, Inc. equity	12,397,574	12,180,117

Non-controlling interest in subsidiary	(10,496)	(10,496)

Total stockholders' equity	12,387,078	12,169,621

Total liabilities and stockholders' equity	$14,136,984	$12,955,230

See accompanying notes to unaudited consolidated financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the
	three months ended	three months ended
	March 31, 2014	March 31, 2013
	(Unaudited)	(Unaudited)

Revenue	$2,780,000	$-

Cost of revenues	1,110,579	-

Gross profit	1,669,421	-

Operating expenses
Amortization of patents	453,647	17,547
Compensation and related taxes	729,987	426,675
Consulting fees	428,107	45,224
Professional fees	256,855	158,472
General and administrative	82,658	66,459
Total operating expenses	1,951,254	714,377

Operating loss from continuing operations	(281,833)	(714,377)

Other income (expenses)
Interest income	227	291
Interest expense	-	(230)
Total other income (expenses)	227	61

Loss from continuing operations before provision for income taxes	(281,606)	(714,316)

Provision for income taxes	-	-

Loss from continuing operations	(281,606)	(714,316)

Discontinued operations:
Income from discontinued operations, net of tax	-	108,780

Net loss	(281,606)	(605,536)

Loss per common share, basic and diluted:
Loss from continuing operations	$(0.05)	$(0.20)
Loss from discontinued operations	-	0.03
	$(0.05)	$(0.17)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - Basic and Diluted	5,489,593	3,503,565

See accompanying notes to unaudited consolidated financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	For the
	three months ended	three months ended
	March 31, 2014	March 31, 2013
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(281,606)	$(605,536)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,417	278
Amortization of patents	453,647	17,547
Amortization of prepaid expense in connection with the issuance of common stock issued for prepaid services	181,564	-
Stock based compensation on warrants	10,394	49,197
Stock based compensation on options granted	488,669	170,911

Changes in operating assets and liabilities
Accounts receivable	(10,000)	-
Assets of discontinued operations - current portion	-	28,750
Prepaid expenses	(8,015)	9,667
Accounts payable and accrued expenses	964,297	96,011

Net cash provided by (used in) operating activities	1,800,367	(233,175)

Cash flows from investing activities:
Purchase of property and equipment	-	(10,000)
Proceeds received from sale of real estate property (discontinued operations)	-	817,482
Capitalized cost related to improvements of real estate property (discontinued operations)	-	(12,000)
Net cash provided by investing activities	-	795,482

Net increase in cash	1,800,367	562,307

Cash at beginning of year	3,610,262	2,354,169

Cash at end of period	$5,410,629	$2,916,476

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$230
Income taxes	$-	$-

See accompanying notes to unaudited consolidated financial statements.

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

Marathon Patent Group, Inc. (the “Company”), formerly American Strategic Minerals Corporation, was incorporated under the laws of the State of Nevada on February 23, 2010.

The Company’s business is to acquire patents and patent rights and to monetize the value of those assets to generate revenue and profit for the Company.  The Company acquires patents and patent rights from their owners, who range from individual inventors to Fortune 500 companies.  Part of the Company’s acquisition strategy is to acquire patents and patent rights that cover a wide-range of subject matter, which allows the Company to achieve the benefits of a growing diversified portfolio of assets.  Generally, the assets the Company acquires are characterized by having large identifiable companies who are or have been using technology that infringes on the Company’s patent rights.  The Company generally monetizes its portfolio of assets by initiating enforcement activities against any infringing parties with the objective of entering into a standard form of comprehensive settlement and license agreement that may include the granting of non-exclusive retroactive and future rights to use the patented technology, a covenant not to sue, a release of the party from certain claims, the dismissal of any pending litigation and other terms that are appropriate in the circumstances.  The Company’s strategy has been developed with the expectation that it will result in a long-term, diversified revenue stream for the Company.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The unaudited consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and present the consolidated financial statements of the Company and its wholly-owned subsidiaries. In the preparation of consolidated financial statements of the Company, all intercompany transactions and balances were eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company's consolidated financial position as of March 31, 2014, and the results of operations and cash flows for the three months ended March 31, 2014 have been included. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year. The accounting policies and procedures employed in the preparation of these consolidated financial statements have been derived from the audited financial statements of the Company for the year ended December 31, 2013, which are contained in Form 10-K as filed with the Securities and Exchange Commission on March 31, 2014. The consolidated balance sheet as of December 31, 2013 was derived from those financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. For the three months ended March 31, 2014, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

Accounts Receivable

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote.  At March 31, 2014 and December 31, 2013, the allowance for bad debt was $57,050 for both periods. Accounts receivable-net at March 31, 2014 and December 31, 2013, amounted to $280,000 and $270,000, respectively.

Concentration of Revenue and Geographic Area

Patent license revenue from enforcement activities is considered United States revenue as payments are for licenses for United States operations irrespective of the location of the licensee's or licensee's parent home domicile. As of March 31, 2014, one customer accounted for 100% of the Company’s total accounts receivable-net. Revenues from two customers accounted for approximately 100% of the Company’s revenues for the three months ended March 31, 2014.

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

Also due to the fact that the settlement element and license element for past and future use are the major central business, the Company does not present these two elements as different revenue streams in its statement of operations. The Company does not expect to provide licenses that do not provide some form of settlement or release. Revenues from patent enforcement activities accounted for 100% of the Company’s revenues for the three months ended March 31, 2014.

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets of $579,382 and $752,931 at March 31, 2014 and December 31, 2013, respectively, consist primarily of costs paid for future services, which will occur within a year. Prepaid expenses include prepayments in cash and equity instruments for public relation services, business advisory, consulting and prepaid insurance, which are being amortized over the terms of their respective agreements. During the three months ended March 31, 2014, the Company recognized stock based consulting expenses of $181,564 related to the amortization of prepaid expenses and other current assets in connection with common stock issued for prepaid services.

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

Investment measured at fair value on a recurring basis at March 31, 2014:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Marketable securities – available for sale, net of discount for effect of restriction	$-	$-	$6,250

The Company classifies the investments in marketable securities available for sale as Level 3, adjusted for the effect of restriction. The securities are restricted and cannot be readily resold by the Company absent a registration of those securities under the Securities Act of 1933, as amended (the “Securities Act”) or the availabilities of an exemption from the registration requirements under the Securities Act. As these securities are often restricted, the Company is unable to liquidate them until the restriction is removed. Unrealized gains or losses on marketable securities available for sale are recognized as an element of comprehensive income based on changes in the fair value of the security. Once liquidated, realized gains or losses on the sale of marketable securities available for sale are reflected in our net loss for the period in which the security was liquidated.

The carrying amounts reported in the consolidated balance sheet for cash, accounts receivable, accounts payable, and accrued expenses, approximate their estimated fair market value based on the short-term maturity of these instruments.

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

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion and examination by a taxing authority without being legally extinguished. For tax position considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely that not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open.  The federal and state income tax returns of the Company are subject to examination by the Internal Revenue Service and state taxing authorities, generally for three years after they were filed. The Company is in the process of filing the previous year’s tax returns.

Basic and Diluted Net Loss per Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. The Company has 1,147,692 stock options and 685,183 stock warrants outstanding at March 31, 2014 which were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s net loss.   In addition, as of March 31, 2014, the Company has  Restricted Stock Unit (“RSU”) outstanding for 100,000 shares of common stock, which RSU is also not included in the computation of basic and diluted net loss per share.

The following table sets forth the computation of basic and diluted loss per share:

	For the Three Months ended March 31, 2014	For the Three Months ended March 31, 2013

Loss from continuing operations	$(281,606)	$(714,316)
Income from discontinued operations	$-	$108,780

Denominator:
Denominator for basic and diluted loss per share
(weighted-average shares)	5,489,593	3,503,565

Loss per common share, basic and diluted:
Loss from continuing operations	$(0.05)	$(0.20)
Income from discontinued operations	$-	$0.03

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

Impairment of Long-lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the ASC 360 “Property, Plant and Equipment”.  The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of long-lived assets may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows expected to be generated by the asset. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The Company did not record any impairment charges on its long-lived assets during the three months ended March 31, 2014 and 2013.

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

Recent Accounting Pronouncements

There were updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

Pursuant to the terms of the CyberFone Merger Agreement, CyberFone Systems merged with and into Acquisition Corp with CyberFone Systems surviving the merger as the wholly owned subsidiary of the Company (the “Merger”).  The Company (i) issued 461,538 post-split (6,000,000 pre-split) shares of common stock to the CyberFone Sellers (the “Merger Shares”), (ii) paid the CyberFone Sellers $500,000 cash and (iii) issued a $500,000 promissory note to TechDev (the “Note”).  The Company valued these common shares at the fair market value on the date of grant at $4.94 post-split ($0.38 pre-split) per share or $2,280,000. The Note was non-interest bearing and was due on June 22, 2013, subject to acceleration in the event of default.  The Company may prepay the Note at any time without premium or penalty. On June 21, 2013, the Company paid $500,000 to TechDev in satisfaction of the note. The transaction resulted in a business combination and caused CyberFone Systems to become a wholly-owned subsidiary of the Company.

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

The remaining liabilities of discontinued operations are presented in the balance sheet under the caption “Liabilities of discontinued operation" and relates to the discontinued operations of the uranium and vanadium minerals business and real estate business. The carrying amounts of the major classes of the assets and liabilities are summarized as follows:

	March 31, 2014	December 31, 2013
Assets:
Assets of discontinued operations	$-	$-

Liabilities:
Accounts payables and accrued expenses	$30,664	$30,664
Liabilities of discontinued operations	$30,664	$30,664

The following table indicates selected financial data of the Company’s discontinued operations of its uranium and vanadium minerals business and real estate business.

	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013
Revenues – real estate	$-	$986,951
Cost of sales- real estate	-	(817,483)
Gross profit	-	169,468
Operating and other non-operating expenses	-	(60,688)

Income from discontinued operations, net of tax	$-	$108,780

NOTE 5 – INTANGIBLE ASSETS

Intangible assets include patents purchased and are recorded based on their acquisition cost which consisted of the following:

	March 31, 2014	December 31, 2013

Patent rights	$7,204,937	$7,204,937
Accumulated amortization	(1,500,925)	(1,047,278)
Intangible assets, net	$5,704,012	$6,157,659

Intangible assets are comprised of patents with estimated useful lives between approximately 1 to 11 years. Once placed in service, the Company will amortize the costs of intangible assets over their estimated useful lives on a straight-line basis.  Costs incurred to acquire patents, including legal costs, are also capitalized as long-lived assets and amortized on a straight-line basis with the associated patent. Amortization of patents is included in operating expenses as reflected in the accompanying consolidated statements of operations. The Company assesses fair market value for any impairment to the carrying values.  As of March 31, 2014 and December 31, 2013 management concluded that there was no impairment to the acquired assets.

Amortization expense for the three months ended March 31, 2014 and 2013 was $453,647 and $17,547, respectively. Future amortization of intangible assets, net is as follows:

2014	$1,265,458
2015	1,484,209
2016	944,035
2017	639,626
2018	379,691
2019 and thereafter	990,993
Total	$5,704,012

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

In connection with a settlement and license agreement dated June 4, 2013, the Company agreed to settle and release a certain defendant for past and future use of the Company’s patents. The defendant agreed to assign and transfer 3 US patents and rights valued at $1,000,000.

In connection with a settlement and license agreement dated December 22, 2013, the Company agreed to settle and release another defendant for past and future use of the Company’s patents, whereby the defendant agreed to assign and transfer 2 US patents and rights to the Company. The Company valued the two patents at an aggregate of $700,000.

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

Common Stock Warrants

During the three months ended March 31, 2014, the Company recorded stock based compensation expense of $10,394 in connection with vested warrants. At March 31, 2014, there was a total of $34,646 of unrecognized compensation expense related to this non-vested warrant-based compensation arrangements.

A summary of the status of the Company's outstanding stock warrants and changes during the period then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2013	708,260	$6.66	2.74
Granted	-	-	-
Cancelled	(23,077)	-	-
Forfeited	-	-	-
Exercised	-	-	-
Balance at March 31, 2014	685,183	$6.66	2.31

Warrants exercisable at March 31, 2014	678,773	$6.67
Weighted average fair value of warrants granted during the period ended		$-

Common Stock Options

For the three months ended March 31, 2014 the Company recorded stock-based compensation of $354,132, stock based consulting expense of $128,787 and stock-based legal fees of $5,750 related to vested options. At March 31, 2014, there was a total of $3,071,551 of unrecognized compensation expense related to these non-vested option-based compensation arrangements discussed above.

A summary of the stock options as of March 31, 2014 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2013	1,338,076	5.83	5.21
Granted	-	-	-
Exercised	-	-	-
Forfeited	(190,384)	5.90	-
Cancelled	-	-	-
Balance outstanding at March 31, 2014	1,147,692	$5.85	4.61

Options exercisable at March 31, 2014	242,580	$6.13
Options expected to vest	905,112
Weighted average fair value of options granted during the period		$-

Stock options outstanding at March 31, 2014 as disclosed in the above table have approximately $722,000 intrinsic value at the end of the period.

Restricted Stock Unit

On November 13, 2013, the Company entered into a two year consulting agreement with Jeff Feinberg (the “Feinberg Agreement”), pursuant to which we agreed to grant Mr. Feinberg a restricted stock unit (“RSU”) for 100,000 shares of our restricted common stock.  The RSU vests in two installments:  50% on the one-year anniversary of the Feinberg Agreement (the “First Vesting”) and the remaining 50% on the second year anniversary of the Feinberg Agreement (the “Second Vesting”).  The shares of common stock will be issued upon Mr. Feinberg’s meeting each of the two vesting requirements.  During the first six months, the Feinberg Agreement can be terminated without any vesting under certain circumstances described in the Feinberg Agreement.  If the Feinberg Agreement is terminated following the First Vesting but prior to the Second Vesting, the RSU is subject to acceleration of the Second Vesting under certain circumstances also described in the Feinberg Agreement.  Mr. Feinberg is the trustee of The Feinberg Family Trust and holds voting and dispositive power over the shares held by The Feinberg Family Trust, which is a 10% beneficial owner of our common stock.  The Company valued the RSU at $570,000 or $5.70 per share. During the three months ended March 31, 2014, the Company recorded stock based consulting of $71,250. The remaining balance which is included in prepaid expenses at March 31, 2014 and December 31, 2013 amounted to $461,542 and $532,792, respectively, and will be amortized over the remaining term of the agreement.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Office Lease

In October 2013, the Company entered into a net-lease for its current office space in Los Angeles, California.  The lease will commence on May 1, 2014 and runs for seven years through April 30, 2021, with monthly lease payment escalating each year of the lease.  In addition, to paying a deposit of $7,564 and the monthly base lease cost, the Company is required to pay pro rata share of operating expenses and real estate taxes.  Under the terms of the lease, the Company will not be required to pay rent for the first five months but must remain in compliance with the terms of the lease to continue to maintain that benefit.  In addition, the Company has a one-time option to terminate the lease in the 42th month of the lease.  Minimum future lease payments under this lease at March 31, 2014, net of the rent abatement, for the next five years are as follows:

2014	$36,981
2015	66,300
2016	69,216
2017	72,324
2018	75,648
Total	$320,469

RPX Agreements

On March 13, 2014, the Company entered into a patent rights agreement (“RPX Agreement”) with RPX Corporation, a Delaware corporation (“RPX”).  In relation with the RPX Agreement, on March 13, 2014, Relay IP, Inc. (“Relay IP”), a Delaware corporation and a wholly owned subsidiary of the Company, entered into a patent license agreement (the “Relay IP Agreement”) with RPX. The Relay IP Agreement provides for the licensing of a certain patent to RPX at the closing of the transaction.

In relation with the RPX Agreement, on March 13, 2014, Sampo IP, LLC (“Sampo IP”), a Virginia corporation and a wholly owned subsidiary of the Company, entered into a patent license agreement (the “Sampo IP Agreement”) with RPX. The Sampo IP Agreement provides for the licensing of certain patents to RPX at the closing of the transaction.

NOTE 8 – SUBSEQUENT EVENTS

Resignation and Appointments

On April 14, 2014, Mr. Craig Nard tendered his resignation from his position as a member of the Board of Directors of the Company.

On April 15, 2014 the Board of Directors of the Company appointed Mr. Edward Kovalik to fill the vacancy created by the resignation of Mr. Nard. Pursuant to the terms of the Independent Director Agreement between the Company and Mr. Kovalik dated April 14, 2014 (the “Kovalik Agreement”), the Board approved the issuance of options to purchase 10,000 shares of the Company’s common stock pursuant to the Company’s 2012 Equity Incentive Plan with an exercise price equal to the closing price of the Company’s common stock on April 15, 2014, which was $6.59 per share. The options granted to Mr. Kovalik have an expiration date of April 15, 2019 and will vest pro rata on a monthly basis over a twelve month period commencing April 15, 2014 provided that Mr. Kovalik remains a member of the Board on a continuous basis through each vesting date.

On April 25, 2014, Mr. Richard Raisig resigned from his position as Chief Financial Officer of the Company. The resignation is not in connection with any known disagreement with the Company on any matter relating to the Company’s operations, policies or practices.  The Company has commenced a search to find a permanent replacement for Mr. Raisig. The Company’s former Chief Financial Officer, John Stetson, will serve as Interim Chief Financial Officer until a permanent replacement is found.

Warrant Amendment Letter

On April 20, 2014, the Company sent a letter (the “Warrant Amendment Letter”) to all the holders of the warrants which were granted in connection with the sale of units pursuant to a securities purchase agreements which occurred between May 2013 and August 2013. The Warrant Amendment Letter offers to reduce the exercise price of the warrants from $6.50 per share to $5.75 per share, if the holders of the warrants accepted the Company’s offer to exercise the warrants in full for cash by April 22, 2014 (the "Expiration Date").  The Company subsequently extended the Expiration Date to April 24, 2014. On April 24, 2014, one holder of warrants, whom is an accredited investor, accepted the Company’s offer and thereby exercised his warrants, for gross proceeds to the Company of approximately $138,224. The Company expects to use such proceeds for general working capital and other purposes.

Private Placement

On May 1, 2014, the Company  sold an aggregate of 1,000,502 units (the “Units”) to certain accredited investors (the “Investors”) pursuant to a securities purchase agreement (the “Securities Purchase Agreement”), resulting in gross proceeds to the Company of $6,503,264.

Each Unit was sold for a purchase price of $6.50 per Unit and consisted of: (i) one share of the Company’s 8% Series A Preferred Stock, $0.0001 par value per share (the “Shares”), and (ii) a two year warrant (the “PIPE Warrants”) to purchase shares of the Company’s common stock, $0.0001 par value per share (the “Common Stock”) in an amount equal to twenty five percent (25%) of the number of Shares purchased pursuant to the Securities Purchase Agreement. The PIPE Warrants have an exercise price of $7.50 per share, subject to adjustment upon the occurrence of certain events such as stock splits and dividends.

The PIPE Warrants may be exercised on a cashless basis at any time that the registration statement to be filed pursuant to the PIPE Registration Rights Agreement (as defined below) is not effective after the Effectiveness Date (as defined below). The PIPE Warrants contain limitations on the holder’s ability to exercise the PIPE Warrants in the event such exercise causes the holder to beneficially own in excess of 9.99% of the Company’s issued and outstanding Common Stock.

Pursuant to a Registration Rights Agreement with the Investors (the “PIPE Registration Rights Agreement”), the Company has agreed to file a “resale” registration statement with the Securities and Exchange Commission (the “SEC”) covering the Shares and the Common Stock underlying the conversion of the Shares and the exercise of the PIPE Warrants within 60 days of the final closing date of the sale of Units (the “Filing Date”). The Company has agreed to use its best efforts to have the initial registration statement declared effective within 120 days of the Filing Date (or within 135 days of the Filing Date in the event that the registration statement is subject to full review by the SEC) (the “Effectiveness Date”), subject to extension by consent of the Investors. Since there was only one closing of the private placement, the Final Closing Date was May 1, 2014.

The Company paid a placement fee to Laidlaw & Company (UK) Ltd., as placement agent, in the amount of $200,000 in connection with the sale of the Units, of which  $100,000 was paid in cash upon the closing of the private placement and $100,000 was payable in Units.   Accordingly, the Company will issue 15,385 shares of Series A Preferred Stock and 3,846 warrants to the placement agent.  In addition, the Company paid the lead investors in the offering $50,000 for due diligence. It was originally contemplated that this fee would be fully paid in Units, however the Company ultimately paid $25,000 in cash to one lead investor and $25,000 was paid in Units to the other lead investor in the offering, such that the Company issued 7,692 shares of Series A Preferred Stock and 1,923 warrants to such lead investor.

On May 1, 2014, the Company filed with the Secretary of State of Nevada a Certificate of Designations of Series A Convertible Preferred Stock (the “Series A Certificate of Designations”), authorizing 1,500,000 shares of Series A Preferred Stock and establishing the designations, preferences, and other rights of the Series A Preferred Stock. The Series A Certificate of Designations became effective upon filing.

The terms of the Series A Preferred Stock are summarized below:

Rank.  The Series A Preferred Stock will rank senior to Common Stock and to all other classes and series of equity securities of the Company which by its terms do not rank on a parity with or senior to the Series A Preferred Stock.

Dividend.  The holders of Series A Preferred Stock will be entitled to receive dividends at an annual rate equal to 8% based on a value of $6.50 per share.  The Company may pay dividends on the Series A Preferred Stock in shares of Common Stock, with each share of Common Stock being valued at the higher of $6.50 per share or the thirty day VWAP (as defined in the Series A Certificate of Designations) as of the trading day immediately prior to the date that the dividend is to be paid.  All accrued and unpaid dividends, if any, shall be mandatorily paid immediately prior to the earlier to occur of: (i) a liquidation, dissolution or winding up for the Company, (ii) a voluntary conversion by the holder of the Series A Preferred Stock, or (iii) a mandatory conversion pursuant to the terms of the Series A Certificate of Designations, and as further described below.

Liquidation Preference.  In the event of a liquidation, dissolution or winding up of the Company, the holders of the Series A Preferred Stock will be entitled to receive $6.50 per share of the respective preferred stock held, before any payments are made to holders of Common Stock or any other class or series of the Company’s capital stock ranking junior as to liquidation rights to Series A Preferred Stock. After such payment to the holders of Series A Preferred Stock, holders of shares of Series A Preferred Stock will not be entitled to any further participation as such in any distribution of the assets of the Company.

Voting Rights.  As long as more than 25% of the Series A Preferred Stock remain outstanding, the Company may not, and may not permit any subsidiary to, without the affirmative vote or consent of the holders of at least a majority of the Series A Preferred Stock outstanding at the time: (i) incur Indebtedness or authorize, create, issue or increase the authorized or issued amount of any class or series of stock, including but not limited to the issuance of any more shares of previously authorized Preferred Stock, ranking prior to the Series A Preferred Stock, with respect to the distribution of assets on liquidation, dissolution or winding up; (ii) amend, alter or repeal the provisions of the Series A Preferred Stock, whether by merger, consolidation or otherwise, so as to adversely affect any right, preference, privilege or voting power of the Series A Preferred Stock; (iii) repurchase, redeem or pay dividends on (whether in cash, in kind, or otherwise), shares of the Company's stock that are junior to the Series A Preferred; (iv) amend the Articles of Incorporation or By-Laws of the Company so as to affect materially and adversely any right, preference, privilege or voting power of the Series A Preferred Stock; (v) effect any distribution with respect to stock junior to or on parity with the Series A Preferred Stock; or (vi) reclassify the Company's outstanding securities.  “Indebtedness” means (a) all obligations for borrowed money, (b) all obligations evidenced by bonds, debentures, notes, or other similar instruments and all reimbursement or other obligations in respect of letters of credit, bankers acceptance, current swap agreements, interest rate swaps, or other financial products, (c) all capital lease obligations (to the extent the same exceed $500,000 in any fiscal year), (d) all synthetic leases, and (e) any obligation guaranteeing or intended to guarantee (whether directly or indirectly guaranteed, endorsed, co-made, discounted or sold with recourse) any of the foregoing obligations of any other person; provided, however, Indebtedness shall not include (a) a working capital line of credit, containing typical and customary terms and conditions, of up to $3,000,000 issued by a bank, credit union, governmental agency or similar unaffiliated corporate or institutional lender, (b) usual and customary trade debt incurred in the ordinary course of business (c) indebtedness  incurred to fund all or a portion of  the purchase price in connection with the acquisition of  patent portfolios and/or other intellectual property by the Company and (d) endorsements for collection or deposit in the ordinary course of business.  Besides the foregoing voting rights, the Series A Preferred Stock shall have no voting rights and the Common Stock into which the Series A Preferred Stock is convertible shall, upon issuance, have all of the same voting rights as other issued and outstanding Common Stock of the Company.

Conversion.  Each share of Series A Preferred Stock may be converted at the holder’s option at any time after issuance into one share of Common Stock, provided that the number of shares of Common Stock to be issued pursuant to such conversion does not exceed, when aggregated with all other shares of Common Stock owned by such holder at such time, result in such holder beneficially owning (as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and the rules thereunder) in excess of 9.99% of all of the Common Stock outstanding at such time, unless otherwise waived  in writing by the Company with sixty-one (61) days’ notice.

Mandatory Conversion.  On a date which at least one day after the VWAP of the Company’s Common Stock has exceeded $9.25 per share for a period of four out of eight consecutive trading days, each share of the Series A Preferred Stock outstanding shall automatically convert into one fully paid and nonassessable shares of Common Stock, as adjusted for stock splits, combinations, certain dividends and distributions.

On May 1, 2014, the Company filed with the Secretary of State of Nevada a Certificate of Designations of Series B Convertible Preferred Stock (the “Series B Certificate of Designations”)  authorizing 500,000 shares of Series B Preferred Stock and establishing the designations, preferences, and other rights of the Series B Preferred Stock. The Series B Certificate of Designations became effective upon filing.

The terms of the Series B Preferred Stock are summarized below:

Rank.  The Series B Preferred Stock will rank junior to the Series A Preferred Stock.

Dividend.  The holders of Series B Preferred Stock will be entitled to receive such dividends paid and distributions made to the holders of Common Stock, pro rata to the holders of Common Stock to the same extent as if such holders had converted the Series B Convertible Preferred Stock into Common Stock (without regard to any limitations on conversion herein or elsewhere) and had held such shares of Common Stock on the record date for such dividends and distributions.

Liquidation Preference.  In the event of a liquidation, dissolution or winding up of the Company, after provision for payment of all debts and liabilities of the Company and the payment of a liquidation preference to the holders of the Company’s Series A Preferred Stock, any remaining assets of the Company shall be distributed pro rata to the holders of Common Stock and the holders of Series B Convertible Preferred Stock as if the Series B Convertible Preferred Stock had been converted into shares of Common Stock on the date of such liquidation, dissolution or winding up of the Company.

Voting Rights.  The Series B Preferred Stock have no voting rights except with regard to certain customary protective provisions set forth in the  Series B Certificate of Designations and as otherwise provided by applicable law.

Conversion.  Each share of Series B Preferred Stock may be converted at the holder’s option at any time after issuance into  one share of Common Stock, provided that the number of shares of Common Stock to be issued pursuant to such conversion does not exceed, when aggregated with all other shares of Common Stock owned by such holder at such time, result in such holder beneficially owning (as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and the rules thereunder) in excess of 9.99% of all of the Common Stock outstanding at such time, unless otherwise waived  in writing by the Company with sixty-one (61) days notice.

In connection with the sale of the Units, the Company issued 1,000,502 shares of Series A Preferred, 391,000 shares of Series B Preferred and PIPE Warrants to purchase an aggregate of 250,126 shares of Common Stock.

The holders of Series A Preferred Stock are entitled to annual dividends at a rate of 8% based on a value of $6.50 per share, payable quarterly commencing on January 31, 2015.

Completion of Acquisition

On May 2, 2014, the Company completed the acquisition of certain ownership rights (the “Acquired Intellectual Property”) from TechDev Holdings, LLC (“TechDev”), Granicus IP, LLC (“Granicus”) and The Spangenberg Family Foundation for the Benefit of Children’s Healthcare and Education (“SFF”) pursuant to the terms of three purchase agreements between: (i) the Company, TechDev,  SFF and DA Acquisition LLC, a newly formed Texas limited liability company and wholly-owned subsidiary of the Company; (ii) the Company, Granicus, SFF and IP Liquidity Ventures Acquisition LLC, a newly formed Delaware limited liability company and wholly-owned subsidiary of the Company; and (iii) the Company, TechDev,  SFF and Sarif Biomedical Acquisition LLC, a newly formed Delaware limited liability company and wholly-owned subsidiary of the Company (the “DA Agreement,” the “IP Liquidity Agreement” and the “Sarif Agreement,” respectively and the collective transactions, the “Acquisitions”).

Pursuant to the DA Agreement, the Company acquired 100% of the limited liability company membership interests of Dynamic Advances, LLC, a Texas limited liability company, in consideration for: (i) two cash payments of $2,375,000, one payment due at closing and the other payment due on or before June 30, 2014, with such second payment being subject to increase to $2,850,000 if not made on or before June 30, 2014; and (ii) 195,500 shares of the Company’s Series B Convertible Preferred Stock.  Under the terms of the DA Agreement, TechDev and SFF are entitled to possible future payments for a maximum consideration of $250,000,000 pursuant to the Pay Proceeds Agreement described below.

Pursuant to the IP Liquidity Agreement, the Company acquired 100% of the limited liability company membership interests of IP Liquidity Ventures, LLC, a Delaware limited liability company, in consideration for: (i) two cash payments of $2,375,000, one payment due at closing and the other payment due on or before June 30, 2014, with such second payment being subject to increase to $2,850,000 if not made on or before June 30, 2014; and (ii) 195,500 shares of the Company’s Series B Convertible Preferred Stock.  Under the terms of the IP Liquidity Agreement, Granicus and SFF are entitled to possible future payments for a maximum consideration of $250,000,000 pursuant to the Pay Proceeds Agreement described below.

Pursuant to the Sarif Agreement, the Company acquired 100% of the limited liability company membership interests of Sarif Biomedical, LLC, a Delaware limited liability company, in consideration for two cash payments of $250,000, one payment due at closing and the other payment due on or before June 30, 2014, with such second payment being subject to increase to $300,000 if not made on or before June 30, 2014.  Under the terms of the Sarif Agreement, TechDev and SFF are entitled to possible future payments for a maximum consideration of $250,000,000 pursuant to the Pay Proceeds Agreement described below.

Pursuant to the Pay Proceeds Agreement, the Company may pay the sellers a percentage of the net recoveries (gross revenues minus certain defined expenses) that the Company makes with respect to the assets held by the entities that the Company acquired pursuant to the DA Agreement, the IP Liquidity Agreement and the Sarif Agreement (the “IP Assets”).  Under the terms of the Pay Proceeds Agreement, if the Company recovers $10,000,000 or less with regard to the IP Assets, then nothing is due to the sellers; if the Company recovers between $10,000,000 and $40,000,000 with regard to the IP Assets, then the Company shall pay 40% of the cumulative gross proceeds of such recoveries to the sellers; and if the Company recovers over $40,000,000 with regard to the IP Assets, the Company shall pay 50% of the cumulative gross proceeds of such recoveries to the sellers.  In no event will the total payments made by the Company under the Pay Proceeds Agreement exceed $250,000,000.

Pursuant to a Registration Rights Agreement with the  sellers (the “Acquisition Registration Rights Agreement”), the Company has agreed to file a “resale” registration statement with the SEC covering at least 10% of the registrable shares of the Company’s Series B Convertible Preferred Stock issued to the sellers under the terms of the DA Agreement and the IP Liquidity Agreement, at any time on or after November 2, 2014 upon receipt of a written demand from the sellers which describes the amount and type of securities to be included in the registration and the intended method of distribution thereof.  The Company shall not be required to file more than three such registration statements not more than 60 days after the receipt of each such written demand from the sellers.

On May 2, 2014, the Company issued TechDev and SFF a promissory note in order to evidence the second cash payment due under the terms of the DA Agreement in the amount of $2,375,000 due on or before June 30, 2014, with such amount due under the terms of the promissory note being subject to increase to $2,850,000 if the Company’s payment pursuant to the terms of the DA Agreement are not made on or before June 30, 2014. The promissory note matures on October 30, 2014.

On May 2, 2014, the Company issued Granicus and SFF a promissory note in order to evidence the second cash payment due under the terms of the IP Liquidity Agreement in the amount of $2,375,000 due on or before June 30, 2014, with such amount due under the terms of the promissory note being subject to increase to $2,850,000 if the Company’s payment pursuant to the terms of the IP Liquidity Agreement are not made on or before June 30, 2014. The promissory note matures on October 30, 2014.

On May 2, 2014, the Company issued TechDev and SFF a promissory note in order to evidence the second cash payment due under the terms of the Sarif Agreement in the amount of $250,000 due on or before June 30, 2014, with such amount due under the terms of the promissory note being subject to increase to $300,000 if the Company’s payment pursuant to the terms of the Sarif Agreement are not made on or before June 30, 2014. The promissory note matures on October 30, 2014.

TechDev and Mr. Erich Spangenberg (the founder of IP Nav) and his spouse Audrey Spangenberg have filed a Schedule 13G and are deemed to be affiliates of the Company.

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

Overview

We were incorporated in the State of Nevada on February 23, 2010 under the name “Verve Ventures, Inc.” On December 7, 2011, we changed our name to “American Strategic Minerals Corporation” and was engaged in exploration and potential development of uranium and vanadium minerals business. During June 2012, we decided to discontinue our uranium and vanadium minerals business and was engaged in the business of acquiring, renovating, and selling real estate properties located within the areas of Southern California. On November 14, 2012, we decided to discontinue our real estate business.

Our current business is to acquire patents and patent rights and to monetize the value of those assets to generate revenue and profit for the Company.  We acquire patents and patent rights from their owners, who range from individual inventors to Fortune 500 companies.  Part of our acquisition strategy is to acquire patents and patent rights that cover a wide-range of subject matter, which allows us to achieve the benefits of a growing diversified portfolio of assets.  Generally, the assets we acquire are characterized by having large identifiable companies who are or have been using technology that infringes our patent rights.  We generally monetize our portfolio of assets by initiating enforcement activities against any infringing parties with the objective of entering into a standard form of comprehensive settlement and license agreement that may include the granting of non-exclusive retroactive and future rights to use the patented technology, a covenant not to sue, a release of the party from certain claims, the dismissal of any pending litigation and other terms that are appropriate in the circumstances.  Our strategy has been developed with the expectation that it will result in a long-term, diversified revenue stream for the Company.

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

CyberFone Acquisition

On April 22, 2013, CyberFone Acquisition Corp. (“CyberFone Acquisition Corp.”), a Texas corporation and our newly formed wholly owned subsidiary entered into a merger agreement (the “CyberFone Merger Agreement”) with CyberFone Systems LLC, a Texas limited liability company (“CyberFone Systems”), TechDev and SFF.  TechDev and SFF owned 100% of the membership interests of CyberFone Systems (collectively, the “CyberFone Sellers”).

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

Patent Acquisitions

On April 16, 2013, the Company through its subsidiary, Relay IP, Inc. acquired a US patent for $350,000.

On June 4, 2013, in connection with the closing of a settlement and license agreement, the Company agreed to settle and release a certain defendant for past and future use of the Company’s patents. The defendant agreed to assign and transfer 3 US patents and rights valued at $1,000,000 in lieu of an additional cash payment.

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

On December 22, 2013, in connection with a settlement and license agreement, the Company agreed to settle and release another defendant for past and future use of the Company’s patents, whereby the defendant agreed to assign and transfer 2 U.S. patents and rights to the Company. The Company valued the two patents at an aggregate of $700,000.

RPX Agreements

On March 13, 2014, the Company entered into a patent rights agreement (“RPX Agreement”) with RPX Corporation, a Delaware corporation (“RPX”).  In relation with the RPX Agreement, on March 13, 2014, Relay IP, Inc. (“Relay IP”), a Delaware corporation and a wholly owned subsidiary of the Company, entered into a patent license agreement (the “Relay IP Agreement”) with RPX. The Relay IP Agreement provides for the licensing of a certain patent to RPX at the closing of the transaction.

In relation with the RPX Agreement, on March 13, 2014, Sampo IP, LLC (“Sampo IP”), a Virginia corporation and a wholly owned subsidiary of the Company, entered into a patent license agreement (the “Sampo IP Agreement”) with RPX. The Sampo IP Agreement provides for the licensing of certain patents to RPX at the closing of the transaction.

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

Results of Operations

For the Three Months Ended March 31, 2014 and 2013

We generated revenues of $2,780,000 and $0 during the three months ended March 31, 2014 and 2013, respectively, an increase of $2,780,000 or 100%. The increase resulted from the company generating revenue in the patent monetization business that was entered into in late 2012 and therefore did not generate revenue during the three months ended March 31, 2013. Revenues from patent enforcement activities accounted for 100% of our revenues for the three months ended March 31, 2014. Revenues from two settlement and license agreement accounted for approximately 100% of the Company’s revenues for the three months ended March 31, 2014.

Direct cost of revenues during the three months ended March 31, 2014 and 2013 amounted to $1,110,579 and $0, respectively. Direct costs of revenue include contingent payments to patent enforcement legal costs, patent enforcement advisors and inventors.  Direct costs of revenue also includes various non-contingent costs associated with enforcing the Company’s patent rights and otherwise in developing and entering into settlement and licensing agreements that generate the Company’s revenue.  Such costs include other legal fees and expenses, consulting fees, data management costs and other costs. Our gross profit margin during the three months ended March 31, 2014 was approximately 60%. We did not have a comparable revenue and cost of revenue during the three months ended March 31, 2013 as we were in our early stages of our current business.

We incurred operating expenses of $1,951,254 and $714,377 for the three months ended March 31, 2014 and 2013, respectively, an increase of $1,236,877 or 173%. These expenses primarily consisted of amortization of patents, general expenses, compensation to our officers, directors and employees, professional fees and consulting incurred in connection with the day to day operation of our business. The operating expenses include non-cash expenses totaling $1,135,691, which are discussed below and in detail as seen under the Liquidity and Capital Resources – Operating Activities section.

The operating expenses consisted of the following:

	For the Three Months ended March 31, 2014	For the Three Months ended March 31, 2013

Amortization of patents (1)	$453,647	$17,547
Compensation and related taxes (2)	729,987	426,675
Consulting fees (3)	428,107	45,224
Professional fees (4)	256,855	158,472
Travel and related expenses (5)	32,808	28,317
Other general and administrative (6)	49,850	38,142
Total	$1,951,254	$714,377

(1)
Amortization of patents: Amortization expenses were $453,647 and $17,547 during the three months ended March 31, 2014 and 2013, respectively, an increase of $436,100 or 2,485%. The amortization of patents during the three months ended March 31, 2013 was minimal as compared to the three months ended March 31, 2014 as we were in our early stages of our current business. When the Company acquires patents and patent rights, the Company capitalizes those assets and amortizes the costs over the remaining useful lives of the assets. The increase for the three months ended March 31, 2014, over 2013 period primarily reflects the amortization of patent assets acquired by the Company during year 2013.

(2)
Compensation expense and related taxes: Compensation expense includes cash compensation and related payroll taxes and benefits, and also non-cash compensation. For the three months ended March 31, 2014 and 2013, compensation expense and related payroll taxes were $729,987 and $426,675, respectively, an increase of $303,312 or 71%. The increase in cash compensation primarily reflects an increase in headcount to six in the three months ended March 31, 2014 from two during the three months ended March 31, 2013. The balance of the increase is primarily attributable to an increase in stock based compensation related to vested options to our employees. During the three months ended March 31, 2014 and 2013, we recognized stock based compensation of $364,526 and $207,635, respectively.

(3)
Consulting fees: For the three months ended March 31, 2014 and 2013, we incurred consulting fees of $428,107 and $45,224, respectively, an increase of $382,883 or 847%. Consulting fees include both cash and non-cash related consulting fees primarily for investor relations and public relations services but also for other consulting services.  During the three months ended March 31, 2014 and 2013, we recognized stock based consulting of $310,351 and $12,472, respectively.

(4)
Professional fees:  For the three months ended March 31, 2014 and 2013, professional fees were $256,855 and $158,472, respectively, an increase of $98,383 or 62%.  Professional fees primarily reflect the costs of professional outside accounting fees, legal fees and audit fees.  The increase in professional fees for the three months ended March 31, 2014 over that of the prior period are predominately related to professional outside accounting fees and audit fees resulting from a substantially higher level of activity in the Company’s continuing patent acquisition and monetization operations and also a higher level of activity as a public company. Additionally, during the three months ended March 31, 2014 and 2013, professional fees included stock based legal fees of $5,750 and $0, respectively.

(5)
Travel and related expenses: Travel expenses were $32,808 and $28,317 during the three months ended March 31, 2014 and 2013, respectively, an increase of $4,491 or 16%. This increase during the three months ended March 31, 2014 is due to an increase in business development related travel.

(6)
Other general and administrative expenses: For the three months ended March 31, 2014 and 2013, other general and administrative expenses were $49,850 and $38,142, respectively, an increase of $11,708 or 31%. General and administrative expenses reflect the other operating costs of the Company and include certain public relations costs and other expenses related to being a public company, rent and other expenses incurred to support the operations of the Company.  The increase in general and administrative costs in the three months ended March 31, 2014  resulted from increased rent, internet access, telephone and other operating expenses over the three months ended March 31, 2013. This increase during the three month period 2014 is due to the continued development of our operations.

Operating Loss from Continuing Operations

We reported an operating loss from continuing operations of $281,833 and $714,377 for the three months ended March 31, 2014 and 2013, respectively, a decrease of $432,544 or 61%.  The decrease in operating loss was primarily attributable due to the increase in gross profit as a result of increased revenues during the three months ended March 31, 2014.

Other Income

Total other income (expense) was $227 and $61 for the three months ended March 31, 2014 and 2013, respectively, an increase of $166 or 272%.

Discontinued Operations

During June 2012, we decided to discontinue our exploration and potential development of uranium and vanadium minerals business and prior periods have been retroactively restated in our consolidated financial statements and related footnotes to conform to this presentation. Subsequently, in November 2012, we decided to discontinue our real estate business and we intend to sell and dispose our remaining real estate holdings during fiscal 2013. We are now engage in the acquisition, development and monetization of intellectual property through both the prosecution and licensing of our own patent portfolio, the acquisition of additional intellectual property or partnering with others to defend and enforce their patent rights.

The following table indicates selected financial data of our discontinued operations of our uranium and vanadium minerals business and real estate business.

	For the Three Months ended March 31, 2014	For the Three Months ended March 31, 2013
Revenues – real estate	$-	$986,951
Cost of sales – real estate	-	(817,483)
Gross profit	-	169,468
Operating and other non-operating expenses	-	(60,688)
Gain on sale of assets of discontinued operations	-	-

Income (loss) from discontinued operations	$-	$108,780

Net Loss

We reported a net loss of $281,606 or $(0.05) per common shares - basic and diluted and $605,536 or $(0.17) per common share - basic and diluted, respectively, for the three months ended March 31, 2014 and 2013, respectively, a decrease of 323,930 or 53%. The net loss includes non-cash items of $1,135,691 which are discussed in detail as seen under the Liquidity and Capital Resources – Operating Activities section.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At March 31, 2014, the Company’s cash and cash equivalents balances totaled $5,410,629 compared to $3,610,262 at December 31, 2013.  The increase in the cash balances of $1,800,367 resulted primarily from cash received during the three months period from revenues generated from patent enforcement activities.  Other balance sheet changes also contributed to the change in cash. We collected revenues of $2,500,000 during the three months ended March 31, 2014 and recorded an accounts receivable of $280,000 at March 31, 2014. We collected such accounts receivable in April 2014.

Net working capital increased by $672,521 to $4,526,355 at March 31, 2014 from $3,853,834 at December 31, 2013.  The increase in net working capital resulted primarily from the aggregate increase in cash receipts from revenues with an off-set in an increase in accounts payable and accruals of $964,297.

Cash provided by operating activities increased by $2,033,542 to $1,800,367 during the three months ended March 31, 2014 from cash used in operating activities $233,175 during the three months ended March 31, 2013.  The full benefit of a reduction in net loss of $323,930 from the three months ended March 31, 2013 to the comparable three months ended March 31, 2014, which included an increase in amortization expense of $436,100 and an increased in non-cash stock based compensation and consulting fees of $460,519, and increased other operating items for a net increase in cash used of $811,854. For the three months ended March 31, 2014, non-cash expenses consist of depreciation of $1,417, amortization of $453,647, and stock based compensation and consulting of $680,627. For the three months ended March 31, 2013, non-cash expenses consist of depreciation of $278, amortization of $17,547, and stock based compensation and consulting of $220,108.

Cash provided by investing activities decreased by $795,482 to $0 during the three months ended March 31, 2014.  During the three months ended March 31, 2013 we used cash for purchase of property and equipment and we received proceeds from the sale of real estate properties which is included in our discontinued operations. We do not have a comparable transaction for the three months ended March 31, 2014.

Management believes that the balance of cash and cash equivalents of $5,410,629 at March 31, 2014 is sufficient to continue to fund the Company’s current operations at least through October 2015.  However, the Company’s operations are subject to various risks and there is no assurance that changes in the operations of the Company will not require the Company to raise additional cash sooner than planned in order to continue uninterrupted operations.  In that event, the Company would seek to raise additional capital from the sale of the Company’s securities, from borrowing or from other sources.  Should the Company seek to raise capital from the issuances of its securities, such transactions would be subject to the risks of the market for the Company’s securities at the time.

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

With respect to the quarterly period ended March 31, 2014, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s management has concluded that certain disclosure controls and procedures were not effective as of March 31, 2014 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Management is in the process of determining how best to change our current system and implement a more effective system to insure that information required to be disclosed in this quarterly report on Form 10-Q has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this problem, and intends to develop procedures to address them to the extent possible given limitations in financial and manpower resources. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.  Risk Factors.

We have recently consummated the acquisition of certain assets, and in connection therewith, we issued three promissory notes and filed two certificates of designation with the Secretary of State of Nevada.

In connection with the issuance of the Series A Preferred Stock, the Series B Preferred Stock and the PIPE Warrants, holders of the Company’s Common Stock will experience immediate and substantial dilution upon the conversion of such preferred stock and the exercise of such warrants.

In connection with the transaction contemplated in this Current Report on Form 8-K, the Company issued 1,000,502 shares of Series A Preferred, 391,000 shares of Series B Preferred and PIPE Warrants to purchase an aggregate of 250,126 shares of Common Stock.  Upon conversion of the preferred Stock and the warrants, you will experience dilution.  We currently have 5,489,593 shares of Common Stock outstanding.  Assuming full conversion of the preferred stock and the exercise of the PIPE Warrants, the number of shares of our Common Stock outstanding will increase 1,641,628 shares from 5,489,593 shares of Common Stock outstanding to 7,131,221 shares of Common Stock outstanding.

The rights of the holders of the Company’s Common Stock will be subordinate to our creditors and to the holders of our preferred stock in a liquidation and the Series A Certificate of Designation contains certain covenants against the incurrence of indebtedness which could affect our business.

In connection with the transaction contemplated in this Current Report on Form 8-K, the Company issued two promissory notes in the aggregate principal amount of $5,000,000 (which may increase to $6,000,000 in the event that such promissory notes are not paid in full on or prior to June 30, 2014) and preferred stock and warrants.  The promissory notes each mature on October 30, 2014.

Accordingly, the holders of Common Stock will rank junior to such indebtedness and to the liquidation rights of the holders of our Series A Preferred stockholders as well as to other non-equity claims on us and our assets, including claims in our liquidation.

Additionally, the Series A Preferred Stock places restrictions on our ability to incur indebtedness or engage in any transactions, subject to the voting right referred to above in the description of the Series A Certificate of Designations for the Series A Preferred Stock.

The Company is required to pay dividends on its Series A Preferred Stock; if we fail to pay such dividends in cash and pay such dividends in shares of our Common Stock then the holders of our Common Stock will be further diluted.

The holders of Series A Preferred Stock are entitled to annual dividends at a rate of 8% based on a value of $6.50 per share, payable quarterly commencing on January 31, 2015.  If the Company fails to pay such dividends in cash and pays the holders of Series A Preferred Stock their annual dividends in stock, you will experience further dilution.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1	Patent rights agreement between the Company and RPX Corporation.*+
10.2	Patent license agreement between Relay IP, Inc. and RPX Corporation.*+
10.3	Patent license agreement between Sampo IP, LLC and RPX Corporation.*+
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Document
101.def	XBRL Taxonomy Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

* Filed herein
+ Portions of these exhibits have been omitted pursuant to a confidential treatment request.  This exhibit omits the information subject to this confidentiality request.  Omitted portions have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2014

MARATHON PATENT GROUP, INC.

By:	/s/ Doug Croxall
Name: Doug Croxall
Title: Chief Executive Officer and Chairman
(Principal Executive Officer)

By:	/s/ John Stetson
Name: John Stetson
Title: Interim Chief Financial Officer
(Principal Financial and Accounting Officer)