Form 10-K/A
period 2013-12-31
Marathon Patent Group, Inc.
filed 2014-05-30
CIK 1507605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
(Amendment No. 1)

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

-i-

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2014 (the “Original Filing”). We are filing this Amendment in response to a comment letter received from the SEC (the "Comment Letter") in connection with its review of  the Original Filing.  In response to the SEC Comment Letter, changes and revisions have been made to the following items: Item 1. Business; Item 1A. Risk Factors; Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Item 8. Financial Statements and Supplementary Data; and Item 15. Exhibits and Financial Statement Schedules. These revised items are filed herewith in this amended report in their entirety.

As a result of this Amendment No. 1, we are also filing as exhibits the certifications required under Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002.

This Amendment No. 1 does not change any of the other information contained in the Original Filing. Other than as specifically set forth herein, this Amendment No. 1 continues to speak as of the date of the Original Filing and we have not updated or amended the disclosures contained therein to reflect events that have occurred since the date of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the date of the Original Filing.

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

Our Customers

Currently, we define customers as firms that take licenses to the Company’s patents, either prior to or during patent litigation. These firms generally enter into non-recurring, non-exclusive, non-assignable license agreements with the Company, and these customers do not generally engage in ongoing, recurring business activity with the Company.

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

From November 12, 2012 to the present, our operating subsidiaries have executed our business strategy of acquiring patent portfolios and accompanying patent rights and monetizing the value of those assets.  At December 31, 2013, on a consolidated basis, our operating subsidiaries owned or controlled the rights to over 118 patent assets, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries. These acquisitions continue to expand and diversify our revenue generating opportunities. However, due to the nature of our patent monetization business and uncertainties regarding the amount and timing of the receipt of funds from the monetization of our patent assets resulting in part from uncertainties regarding the outcome of enforcement actions, rates of adoption of our patented technologies, outlook for the businesses for defendants, and certain other factors, our revenues may vary substantially from quarter to quarter, which could make our business difficult to manage, adversely affect our business and operating results, cause our quarterly results to fall below market expectations and adversely affect the market price of our common stock.

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

We expect that we will be substantially dependent on a concentrated number of customers.  If we are unable to establish, maintain or replace our relationships with customers and develop a diversified customer base, our revenues may fluctuate and our growth may be limited.

We expect that in the future, a significant portion of our revenues will be generated from a limited number of customers.  For the year ended December 31, 2013, two customers accounted for approximately 55% of our revenue. There can be no guarantee that we will be able to obtain additional licenses for the Company’s patents, or if we able to do so, that the licenses will be of the same or larger size allowing us to sustain or grow our revenue levels, respectively.  If we are not able to generate licenses from the limited group of prospective customers that we anticipate may generate a substantial majority of our revenues in the future, or if they do not generate revenues at the levels or at the times that we anticipate, our ability to maintain or grow our revenues will be adversely affected.

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

As of December 31, 2013, two customers accounted for 100% of the Company’s net accounts receivable. Revenues from two customers accounted for approximately 55% of the Company’s revenue for the year ended December 31, 2013. There were no revenues in 2012.  The Company derived these revenues from the one-time issuance of non-recurring, non-exclusive, non-assignable licenses to two different entities and their affiliates for certain of the Company’s patents. While the Company has a growing portfolio of patents, at this time, the Company expects that a significant portion of its future revenues will be based on one-time grants of similar non-recurring, non-exclusive, non-assignable licenses to a relatively small number of entities and their affiliates. Further, with the expected small number of firms with which the Company enters into license agreements, and the amount and timing of such license agreements, the Company also expects that its revenues may be highly variable from one period to the next.

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

As of December 31, 2013, two customers accounted for 100% of the Company’s net accounts receivable. Revenues from two customers accounted for approximately 55% of the Company’s revenue for the year ended December 31, 2013. There were no revenues in 2012. The Company derived these revenues from the one-time issuance of non-recurring, non-exclusive, non-assignable licenses to two different entities and their affiliates for certain of the Company’s patents. While the Company has a growing portfolio of patents, at this time, the Company expects that a significant portion of its future revenues will be based on one-time grants of similar non-recurring, non-exclusive, non-assignable licenses to a relatively small number of entities and their affiliates. Further, with the expected small number of firms with which the Company enters into license agreements, and the amount and timing of such license agreements, the Company also expects that its revenues may be highly variable from one period to the next.

At the current time, we define customers as firms that take licenses to the Company’s patents, either prior to or during enforcement litigation. These firms generally enter into non-recurring, non-exclusive, non-assignable license agreements with the Company, and these customers do not generally engage on ongoing, recurring business activity with the Company.  The Company has historically had a small number of customers enter into such agreements, resulting in higher levels of revenue concentration.

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

On May 13, 2013, we entered into a six year advisory services agreement (the "Advisory Services Agreement") with IP Navigation Group, LLC, of which Erich Spangenberg is Chief Executive Officer.  Mr. Spangenberg is an affiliate of the Company.  The terms of the Advisory Services Agreement provides that, in consideration for its services as intellectual property licensing agent, the Company will pay to IP Navigation Group, LLC between 10% and 20% of the gross proceeds of certain licensing campaigns in which IP Navigation Group, LLC acts as intellectual property licensing agent.  The Advisory Services Agreement with IP Navigation Group, LLC is filed herewith as Exhibit 10.62, and incorporated by reference in its entirety.

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

On May 13, 2013, we entered into a six year advisory services agreement (the "Advisory Services Agreement") with IP Navigation Group, LLC, of which Erich Spangenberg is Chief Executive Officer. Mr. Spangenberg is an affiliate of the Company. The terms of the Advisory Services Agreement provides that, in consideration for its services as intellectual property licensing agent, the Company will pay to IP Navigation Group, LLC between 10% and 20% of the gross proceeds of certain licensing campaigns in which IP Navigation Group, LLC acts as intellectual property licensing agent. The Advisory Services Agreement with IP Navigation Group, LLC is filed herewith as Exhibit 10.62, and incorporated by reference in its entirety.

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
10.53
Separation and Release Agreement between the Company and Nathaniel Bradley dated June 19, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 24, 2013)

10.54
Lease Agreement by and between Westwood Gateway II LLC and the Company dated October 14, 2013 (Incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on 10-K, filed with the SEC on March 31, 2014)

10.55
Patent Purchase Agreement by and between Delphi Technologies, Inc. and Loopback Technologies, Inc. dated October 31, 2013 (Incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on 10-K, filed with the SEC on March 31, 2014)

10.56
Amendment No. 1 to the Executive Employment Agreement between the Company and Doug Croxall dated November 18, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2013)

10.57
Executive Employment Agreement between the Company and Richard Raisig dated November 18, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2013)

10.58
Consulting Agreement between the Company and Jeff Feinberg dated November 18, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2013)

10.59
Amendment to the Patent Purchase Agreement by and between Delphi Technologies, Inc. and Loopback Technologies, Inc. dated December 16, 2013 (Incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on 10-K, filed with the SEC on March 31, 2014)

10.60	Patent Purchase Agreement between TeleCommunication Systems, Inc. and CRFD Research, Inc. dated September 26, 2013*
10.61	Patent Purchase Agreement between Intergraph Corporation and Vantage Point Technology, Inc. dated September 25, 2013*
10.62	Advisory Services Agreement between the Company and IP Navigation Group, LLC dated May 13, 2013*
14.1	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on 10-K, filed with the SEC on March 31, 2014)
21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on 10-K, filed with the SEC on March 31, 2014)
23.1	Consent of KBL, LLP*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Section 1350 Certification of the Chief Executive Officer *
32.2	Section 1350 Certification of the Chief Financial Officer *

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 30, 2014
MARATHON PATENT GROUP, INC.

By:	/s/ Doug Croxall
Name: Doug Croxall
Title: Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Francis Knuettel II
Name: Francis Knuettel II
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Doug Croxall	Chief Executive Officer and Chairman (Principal Executive Officer)	May 30, 2014
Doug Croxall

/s/ Francis Knuettel II	Chief Financial Officer (Principal Financial and Accounting Officer)	May 30, 2014
Francis Knuettel II

/s/ John Stetson	Executive Vice President, Secretary and Director	May 30, 2014
John Stetson

	Director	May 30 , 2014
Stuart Smith

/s/ Edward Kovalik	Director	May 30, 2014
Edward Kovalik

/s/ William Rosellini	Director	May 30, 2014
William Rosellini