Form 10-K/A
period 2013-12-31
Marathon Patent Group, Inc.
filed 2014-06-12
CIK 1507605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
(Amendment No. 2)

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

EXPLANATORY NOTE

We are filing this Amendment No. 2 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2014 (the “Original Filing”). We are filing this in response to communications with the SEC in connection with a confidential treatment request with respect to Exhibits 10.59 of the Original Filing.  Item 15 of Part IV of Form 10-K is hereby amended to include a revised redacted version of Exhibits 10.59. The new Exhibit 10.59 is the only change being made to our Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits 31.3 and 31.4 to this Form 10-K/A.

This Amendment No. 2 does not change any of the other information contained in the Original Filing. Other than as specifically set forth herein, this Amendment No. 2 continues to speak as of the date of the Original Filing and we have not updated or amended the disclosures contained therein to reflect events that have occurred since the date of the Original Filing. Accordingly, this Amendment No. 2 should be read in conjunction with our filings made with the SEC subsequent to the date of the Original Filing.

PART IV
ITEM 15.  EXHIBITS

(a)(1) Financial Statements

See Index to Consolidated Financial Statements appearing on page F-1 of the Original Filing.

(a)(2) Financial Statement Schedules

Schedule II- See Index to Consolidated Financial Statements appearing on page F-1 of the Original Filing.

Financial statement schedules not filed herein have been omitted as they are not applicable or the required information or equivalent information has been included in the financial statements or the notes thereto.

(a)(3) Exhibits

See Exhibit Index attached hereto and incorporated by reference herein.

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

10.59	Amendment to the Patent Purchase Agreement by and between Delphi Technologies, Inc. and Loopback Technologies, Inc. dated December 16, 2013 *+
10.60
Patent Purchase Agreement between TeleCommunication Systems, Inc. and CRFD Research, Inc. dated September 26, 2013 (Incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on 10-K/A, filed with the SEC on May 30, 2014)

10.61
Patent Purchase Agreement between Intergraph Corporation and Vantage Point Technology, Inc. dated September 25, 2013 (Incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on 10-K/A, filed with the SEC on May 30, 2014)

10.62
Advisory Services Agreement between the Company and IP Navigation Group, LLC dated May 13, 2013 (Incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on 10-K/A, filed with the SEC on May 30, 2014)

14.1	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on 10-K, filed with the SEC on March 31, 2014)
21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on 10-K, filed with the SEC on March 31, 2014)
23.1	Consent of KBL, LLP*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Section 1350 Certification of the Chief Executive Officer *
32.2	Section 1350 Certification of the Chief Financial Officer *

* +	Filed herewith. Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted portions have been separately filed with the Securities and Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 12, 2014
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

Signature	Title	Date

/s/ Doug Croxall	Chief Executive Officer and Chairman (Principal Executive Officer)	June 12, 2014
Doug Croxall

/s/ Francis Knuettel II	Chief Financial Officer (Principal Financial and Accounting Officer)	June 12, 2014
Francis Knuettel II

/s/ John Stetson	Executive Vice President, Secretary and Director	June 12, 2014
John Stetson

/s/ Stuart Smith	Director	June 12, 2014
Stuart Smith

	Director	June 12, 2014
Edward Kovalik

/s/ William Rosellini	Director	June 12, 2014
William Rosellini