Form 10-Q/A
period 2014-03-31
Marathon Patent Group, Inc.
filed 2014-07-01
CIK 1507605

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, as originally filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2014 (the “Original Filing”). We are filing this in response to communications with the SEC in connection with a confidential treatment request with respect to Exhibits 10.1, 10.2 and 10.3 of the Original Filing.  Item 6 of Part II of the Form 10-Q is hereby amended to compile Exhibits 10.1, 10.2 and 10.3 of the Original Filing into a single Exhibit 10.1.  In addition, Item 6 of Part II reflects the Company’s withdrawal of its confidential treatment request for what are now Exhibits 10.2 and 10.3 of this Amendment No.1.  The new Exhibits 10.1 (reflecting the consolidation of the Original Filing's prior Exhibits 10.1, 10.2 and 10.3), 10.2 and 10.3 are the only change being made to our Form 10-Q.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Form 10-Q/A.

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

PART II

ITEM 6.                      EXHIBITS

10.1	Patent rights agreement between the Company and RPX Corporation.*+
10.2
Patent Purchase Agreement between TeleCommunication Systems, Inc. and CRFD Research, Inc. dated September 26, 2013 (Incorporated by reference to Exhibit 10.55 to the Company’s Registration Statement on Form S-1, filed with the SEC on December 31, 2013).

10.3
Patent Purchase Agreement between Intergraph Corporation and Vantage Point Technology, Inc. dated September 25, 2013 (Incorporated by reference to Exhibit 10.56 to the Company’s Registration Statement on Form S-1, filed with the SEC on December 31, 2013).

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

Date: July 1, 2014

MARATHON PATENT GROUP, INC.

By:	/s/ Doug Croxall
Name: Doug Croxall
Title: Chief Executive Officer and Chairman
(Principal Executive Officer)

By:	/s/ Francis Knuettel II
Name: Francis Knuettel II
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)