Form 10-Q
period 2014-06-30
Marathon Patent Group, Inc.
filed 2014-08-14
CIK 1507605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from __________ to __________

MARATHON PATENT GROUP, INC.
(Exact Name of Registrant as Specified in Charter)

Nevada	333-171214	01-0949984
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

11100 Santa Monica Blvd., Ste. 380 Los Angeles, CA		90025
(Address of principal executive offices)		(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 5,746,808 shares of common stock are issued and outstanding as of August 13, 2014.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, “Marathon Patent Group, Inc.,” “we,” “us,” “our” and similar terms refer to Marathon Patent Group, Inc., a Nevada corporation, and subsidiaries.

Item 1. Financial Statements

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES
(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
CONSOLIDATED BALANCE SHEETS
	June 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash	$6,498,035	$3,610,262
Accounts receivable - net	75,000	270,000
Marketable securities - available for sale securities	6,250	6,250
Prepaid expenses and other current assets	653,445	752,931
Total current assets	7,232,730	4,639,443

Other assets:
Property and equipment, net	10,806	13,640
Intangible assets, net	19,533,517	6,157,659
Goodwill	2,227,488	2,144,488
Total other assets	21,771,811	8,315,787

Total Assets	$29,004,541	$12,955,230

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,139,713	$754,945
Notes payable	5,062,500	-
Liabilities of discontinued operations	30,664	30,664
Total liabilities	6,232,877	785,609

Stockholders' Equity:
Convertible Preferred stock Series A, $.0001 par value, 50,000,000 shares authorized: 1,023,579 and 0 issued and outstanding at June 30, 2014 and December 31, 2013, respectively	102	-
Convertible Preferred stock Series B, $.0001 par value, 50,000,000 shares authorized: 391,000 and 0 issued and outstanding at June 30, 2014 and December 31, 2013, respectively	39	-
Common stock, $.0001 par value; 200,000,000 shares authorized; 5,613,632 and 5,489,593 issued and outstanding at June 30, 2014 and December 31, 2013, respectively	561	549
Additional paid-in capital	32,598,618	22,673,287
Accumulated other comprehensive loss - marketable securities available for sale	(6,250)	(6,250)
Accumulated deficits	(9,810,910)	(10,487,469)

Total Marathon Patent Group, Inc. equity	22,782,160	12,180,117

Non-controlling interest in subsidiary	(10,496)	(10,496)

Total stockholders' equity	22,771,664	12,169,621

Total liabilities and stockholders' equity	$29,004,541	$12,955,230

The accompanying notes are an integral part of these consolidated financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES
(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED JUNE 30, 2014	FOR THE THREE MONTHS ENDED JUNE 30, 2013	FOR THE SIX MONTHS ENDED JUNE 30, 2014	FOR THE SIX MONTHS ENDED JUNE 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$3,824,500	$1,524,979	$6,604,500	$1,524,979

Cost of revenues	1,753,833	284,625	2,864,412	284,625

Gross profit	2,070,667	1,240,354	3,740,088	1,240,354

Expenses
Amortization of patents	938,679	475,680	1,392,326	475,680
Compensation and related taxes	712,131	1,041,353	1,442,118	1,468,028
Consulting fees	336,447	130,685	764,554	175,909
Professional fees	268,616	289,752	525,472	448,224
General and administrative	130,521	122,976	212,185	206,982
Total operating expenses	2,386,394	2,060,446	4,336,655	2,774,823

Operating loss from continuing operations	(315,727)	(820,092)	(596,567)	(1,534,469)

Other income (expenses)
Other income	(2,770)	-	(2,770)	-
Interest income	266	(229)	494	(459)
Interest expense	(20)	349	(20)	640
Total other income (expenses)	(2,524)	120	(2,296)	181

Loss from continuing operations before provision for income taxes	(318,251)	(819,972)	(598,863)	(1,534,288)

Provision for income taxes	-	-	-	-

Loss from continuing operations	(318,251)	(819,972)	(598,863)	(1,534,288)

Discontinued operations:
Income from discontinued operations, net of tax	-	9,473	-	118,253

Net loss	(318,251)	(810,499)	(598,863)	(1,416,035)
Deemed dividends related to beneficial conversion feature of Series A preferred stock	(1,271,492)	-	(1,271,492)	-
Net loss available to common shareholders	(1,589,743)	(810,499)	(1,870,355)	(1,416,035)

Loss available to common shareholders per common share, basic and diluted:
Loss from continuing operations	$(0.29)	$(0.19)	$(0.34)	$(0.40)
Loss from discontinued operations	-	-	-	0.03
	$(0.29)	$(0.19)	$(0.34)	$(0.37)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - Basic and Diluted	5,508,323	4,249,120	5,490,145	3,874,283

The accompanying notes are an integral part of these consolidated financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES
(FORMERLY AMERICAN STRATEGIC MINERALS CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
	FOR THE SIX MONTHS	FOR THE SIX MONTHS
	ENDED JUNE 30, 2014	ENDED JUNE 30, 2013
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(598,863)	$(1,416,035)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,833	1,111
Amortization of intangible assets	1,392,326	475,680
Amortization of prepaid expenses in connection with the issuance of common stock issued for prepaid services	351,878	11,250
Stock based compensation relating to warrants	20,788	72,064
Stock based compensation	862,317	405,957
Common stock issued for services	-	564,250
Non-cash revenue	-	(1,000,000)
Changes in operating assets and liabilities
Accounts receivable	252,050	(250,000)
Assets of discontinued operations - current portion	-	82,145
Prepaid expenses and other current assets	(218,037)	24,414
Accounts payable and accrued expenses	334,294	335,718
Net cash provided by (used in) operating activities	2,399,586	(693,446)

Cash flows from investing activities:
Purchases of patents	(5,100,800)	(350,000)
Purchase of property and equipment	-	(10,000)
Proceeds received from the sale of real estate property (discontinued operations)	-	1,052,320
Acquisition of Cyberfone Systems, LLC (cash portion)	-	(500,000)
Capitalized cost related to improvements of real estate property (discontinued operations)	-	(16,750)
Net cash (used in) provided by investing activities	(5,100,800)	175,570

Cash flows from financing activities:
Payment on note payable in connection with the acquisition of IP Liquidity	(937,500)	-
Cash received upon exercise of warrant	138,222	-
Payment on note payable in connection with the acquisition of Cyberfone Systems, LLC	-	(500,000)
Proceeds received from sale of Preferred Stock / common stock, net of issuance costs	6,388,266	5,055,000
Net cash provided by financing activities	5,588,988	5,055,000

Net increase in cash	2,887,774	4,537,124
Cash at beginning of period	3,610,261	2,354,169
Cash at end of period	$6,498,035	$6,891,293

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$20	$459

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in connection with the acquisition of Cyberfone Systems, LLC	$-	$2,280,000
Series B Preferred stock issued in connection with the acquisition of Dynamic Advances, LLC	$1,403,690	$-
Series B preferred stock issued in connection with the acquisition of IP Liquidity Ventures, LLC	$1,403,690	$-
Common stock issued in connection with the acquisition of Selene Communication Technologies, LLC	$980,000	$-
Value of warrants pertaining to equity issuance	$11,595	$-
Notes payable issued in connection with the acquisition of Dynamic Advances LLC, IP Liquidity Ventures, LLC, and Selene Communication Technologies, LLC	$6,000,000	$-
Common stock issued for prepaid services	$-	$441,256
Acquisition of patents in connection with a non-cash settlement	$-	$1,000,000

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company’s business is to acquire patents and patent rights and to monetize the value of those assets to generate revenue and profit for the Company.  The Company acquires patents and patent rights from their owners, who range from individual inventors to Fortune 500 companies.  Part of the Company’s acquisition strategy is to acquire or invest in patents and patent rights that cover a wide-range of subject matter, which allows the Company to achieve the benefits of a growing diversified portfolio of assets.  Generally, the patents and patent rights that the Company acquires are characterized by having large identifiable companies who are or have been using technology that infringes on the Company’s patents and patent rights.  The Company generally monetizes its portfolio of patents and patent rights by entering into license discussions, and if that is unsuccessful, initiating enforcement activities against any infringing parties with the objective of entering into a standard form of comprehensive settlement and license agreement that may include the granting of non-exclusive retroactive and future rights to use the patented technology, a covenant not to sue, a release of the party from certain claims, the dismissal of any pending litigation and other terms that are appropriate in the circumstances.  The Company’s strategy has been developed with the expectation that it will result in a long-term, diversified revenue stream for the Company.

Marathon Patent Group, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on February 23, 2010, initially as Verve Ventures, Inc.

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

On August 1, 2012, the shareholders holding a majority of the Company’s voting capital voted in favor of (i) changing the name of the Company to “Fidelity Property Group, Inc.” and (ii) the adoption the 2012 Equity Incentive Plan and reserving 10,000,000 shares of common stock for issuance thereunder (the “2012 Plan”).  The board of directors of the Company (the “Board of Directors”) approved the name change and the adoption of the 2012 Plan on August 1, 2012. The Company did not file an amendment to its Articles of Incorporation with the Secretary of State of Nevada and subsequently abandoned the decision to adopt the “Fidelity Property Group, Inc.” name and discontinue its real estate business.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The unaudited consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and present the consolidated financial statements of the Company and its wholly-owned subsidiaries. In the preparation of consolidated financial statements of the Company, all intercompany transactions and balances were eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company's consolidated financial position as of June 30, 2014, and the results of operations and cash flows for the three and six months ended June 30, 2014 have been included. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year. Other than where noted, the accounting policies and procedures employed in the preparation of these consolidated financial statements have been derived from the audited financial statements of the Company for the year ended December 31, 2013, which are contained in Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2014. The consolidated balance sheet as of December 31, 2013 was derived from those financial statements.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management include, but are not limited to, estimating the useful lives of patent assets, the assumptions used to calculate fair value of warrants and options granted, realization of long-lived assets, deferred income tax assets and unrealized tax positions and business combination accounting.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. The Company’s accounts at this institution are insured up to $250,000 by the Federal Deposit Insurance Corporation ("FDIC"). As of June 30, 2014, the Company had bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Accounts Receivable

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote.  At June 30, 2014 and December 31, 2013, the allowance for bad debt was $0 and $57,050, respectively. Accounts receivable-net at June 30, 2014 and December 31, 2013, amounted to $75,000 and $270,000, respectively.

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

Concentration of Revenue and Geographic Area

Patent license revenue from enforcement activities is considered United States revenue as payments are for licenses for United States operations irrespective of the location of the licensee's or licensee's parent home domicile. As of June 30, 2014, one licensee accounted for 100% of the Company’s total accounts receivable-net. Revenues from five licensees accounted for 100% of the Company’s operating revenues for the three months ended June 30, 2014, two of which accounted for 98% of the Company’s revenues for the three months ended June 30, 2014.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition”. Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been substantially performed, (iii) amounts are fixed or determinable and (iv) collectability of amounts is reasonably assured.

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

Also due to the fact that the settlement element and license element for past and future use are the major central business, the Company does not present these two elements as different revenue streams in its statement of operations. The Company does not expect to provide licenses that do not provide some form of settlement or release. The Company derived all of its revenues for the three months ended June 30, 2014 from the one-time issuance of non-recurring, non-exclusive, non-assignable licenses to five different entities and their affiliates for certain of the Company’s patents.

The Company’s subsidiaries entered into five license agreements during the three months ended June 30, 2014.  On April 10, 2014, Vantage Point Technology, Inc., a wholly owned subsidiary of Marathon, entered into a Settlement and License Agreement with a single corporate licensee.  On May 6, 2014, CRFD Research, Inc., a wholly owned subsidiary of Marathon entered into a Patent License and License Option Agreement with (“RPX Agreement”) with RPX Corporation, a Delaware corporation (“RPX”).  On June 9, 2014, CyberFone Systems, LLC., a wholly owned subsidiary of Marathon, entered into a Patent License and Settlement Agreement with a single corporate licensee.  On June 16, 2014, one of the entities to which IP Liquidity Ventures, LLC has contact rights, Selene Communication Technologies, LLC, entered into a Settlement and License Agreement with a single corporate licensee. On June 30, 2014, Selene Communication Technologies, LLC., acquired by Marathon in an agreement entered into on June 17, 2014, entered into a Settlement and License Agreement with a single corporate licensee.

Cost of Revenues

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets of $653,445 and $752,931 at June 30, 2014 and December 31, 2013, respectively, consist primarily of costs paid for future services, which will occur within a year. Prepaid expenses include prepayments in cash and equity instruments for public relation services, business advisory, consulting, and prepaid insurance, which are being amortized over the terms of their respective agreements. In addition, prepaid expenses and other current assets include outstanding litigation bonds. During the six months ended June 30, 2014, the Company recognized stock based consulting expenses of $351,878 related to the amortization of prepaid expenses and other current assets in connection with common stock issued for prepaid services.

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

The Company classifies the investments in marketable securities available for sale as Level 3, adjusted for the effect of restriction. The securities are restricted and cannot be readily resold by the Company absent a registration of those securities under the Securities Act of 1933, as amended (the “Securities Act”) or the availabilities of an exemption from the registration requirements under the Securities Act. As these securities are often restricted, the Company is unable to liquidate them until the restriction is removed. Unrealized gains or losses on marketable securities available for sale are recognized as an element of comprehensive income based on changes in the fair value of the security. Once liquidated, realized gains or losses on the sale of marketable securities available for sale are reflected in our net loss for the period in which the security was liquidated. Other Level 3 items include the Series A and Series B Convertible Preferred Stock and patents and patent rights.

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, accounts payable, accrued expenses, and notes payable approximate their estimated fair market value based on the short-term maturity of these instruments.

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

Basic and Diluted Net Loss per Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding, as they would be anti-dilutive. The Company has 983,076 stock options and 917,309 stock warrants outstanding (including for those warrants issued in the Private Placement closing on May 1, 2014) at June 30, 2014, which were excluded from the computation of diluted shares outstanding, as they would have had an anti-dilutive impact on the Company’s net loss.   In addition, as of June 30, 2014, the Company had Restricted Stock Units (“RSU”) outstanding for 100,000 shares of common stock, which RSU is also not included in the computation of basic and diluted net loss per share.

The following table sets forth the computation of basic and diluted loss per share:

	For the Three Months ended June 30, 2014	For the Three Months ended June 30, 2013	For the Six Months ended June 30, 2014	For the Six Months ended June 30, 2013

Loss from Continuing Operations	$(1,589,743)	$(820,092)	$(1,871,349)	$(1,534,469)
Income from discontinued Operations	$-	$9,473	$-	$118,253

Denominator
Denomintor for basic and diluted loss per share
(weighted-average shares)	5,508,323	4,249,120	5,490,145	3,874,283

Loss per common share, basic and diluted:
Loss from continuing operations	$(0.29)	$(0.19)	$(0.34)	$(0.40)
Income from discontinued operations	$-	$-	$-	$0.03

Intangible Assets

Intangible assets include the cost of patents or patent rights (“patents”) that were acquired from a third party or in connection with a business combination. Patent costs are amortized over their remaining lives which range from 1 to 11 years.  For acquisitions deemed to be asset acquisitions, costs incurred to acquire patents, including legal costs, are also capitalized and are amortized on a straight-line basis with the associated patent.

Goodwill and Other Intangible Assets

Goodwill is tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  The Company initially performs a qualitative evaluation of whether it is more likely than not that goodwill is impaired.  If it is determined by a qualitative evaluation that it is more likely than not that goodwill is impaired, the Company then applies a two-step impairment test.  The two-step impairment test first compares the fair value of the Company’s reporting unit to its carrying value or book value.  If the fair value of the reporting unit exceeds its fair value, the goodwill is not impaired and the Company is not required to perform further testing.  If the carrying value of the reporting unit exceeds its fair value, the Company determines the implied fair value of the reporting unit’s goodwill and if the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded in the consolidated statement of operations.

Impairment of Long-lived Assets

The Company reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. With respect to the patents, factors the Company considers to be important which could trigger an impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of use of the acquired assets or the strategy for the overall business; and

•	Significant negative industry or economic trends.

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge.  The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model.  Significant management judgment is required in determining whether an indicator of impairment exists in projecting cash flows.

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

Recent Accounting Pronouncements

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) that updates the principles for recognizing revenue. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also amends the required disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is evaluating the potential impacts of the new standard on its existing revenue recognition policies and procedures.

NOTE 3 – ACQUISITIONS

CyberFone

On April 22, 2013, Acquisition Corp., a Texas corporation and newly formed wholly owned subsidiary of the Company entered into a merger agreement with CyberFone Systems (“CyberFone”), TechDev Holdings, LLC (“TechDev”) and Spangenberg Foundation.  TechDev and Spangenberg Foundation owned 100% of the membership interests of CyberFone Systems.

CyberFone owns a foundational patent portfolio that includes claims that provide specific transactional data processing, telecommunications, network and database inventions, including financial transactions. The portfolio, which has a large and established licensing base, consists of ten United States patents and 27 foreign patents and one patent pending. The patent rights that cover digital communications and data transaction processing are foundational to certain applications in the wireless, telecommunications, financial and other industries. IP Navigation Group LLC (“IP Nav”), a Company founded by Erich Spangenberg and associated with the CyberFone Sellers will continue to support and manage the portfolio of patents and retain a contingent participation interest in all recoveries.  IP Nav provides patent monetization and support services under an existing agreement with CyberFone.

Pursuant to the terms of the CyberFone Merger Agreement, CyberFone merged with and into Acquisition Corp. with CyberFone surviving the merger as the wholly owned subsidiary of the Company.  The Company (i) issued 461,538 post-split (6,000,000 pre-split) shares of common stock to the CyberFone Sellers, (ii) paid the CyberFone Sellers $500,000 cash and (iii) issued a $500,000 promissory note to TechDev (the “Note”).  The Company valued these common shares at the fair market value on the date of grant at $4.94 post-split ($0.38 pre-split) per share or $2,280,000. The Note was non-interest bearing and was due on June 22, 2013, subject to acceleration in the event of default.  The Company may prepay the Note at any time without premium or penalty. On June 21, 2013, the Company paid $500,000 to TechDev in satisfaction of the Note. The transaction resulted in a business combination and caused CyberFone to become a wholly-owned subsidiary of the Company.

In addition to the payments described above, within 30 days following the end of each calendar quarter (commencing with the first full calendar quarter following the calendar quarter in which CyberFone recovers $4 million from licensing or enforcement activities related to the patents), CyberFone will be required to pay out a certain percentage of such recoveries.

The Company accounted for the acquisition utilizing the purchase method of accounting in accordance with ASC 805 “Business Combinations”. The Company is the acquirer for accounting purposes and CyberFone is the acquired company.  Accordingly, the Company applied push–down accounting and adjusted to fair value all of the assets and liabilities directly on the financial statements of the subsidiary. The net purchase price paid by the Company was allocated to assets acquired and liabilities assumed on the records of the Company as follows:

Intangible assets	$1,135,512
Goodwill	2,144,488
Net purchase price	$3,280,000

Dynamic Advances, IP Liquidity and Sarif Biomedical

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

Dynamic Advances

Pursuant to the DA Agreement, the Company acquired 100% of the limited liability company membership interests of Dynamic Advances, LLC, a Texas limited liability company, in consideration for: (i) two cash payments of $2,375,000, one payment due at closing and the other payment due on or before June 30, 2014, with such second payment being subject to increase to $2,850,000 if not made on or before June 30, 2014; and (ii) 195,500 shares of the Company’s Series B Convertible Preferred Stock.  Under the terms of the DA Agreement, TechDev and SFF are entitled to possible future payments for a maximum consideration of $250,000,000 pursuant to the Pay Proceeds Agreement described below. Dynamic Advances, LLC holds exclusive license to monetize certain patents owned by a third party.

On May 2, 2014, the Company issued TechDev and SFF a promissory note in order to evidence the second cash payment due under the terms of the DA Agreement in the amount of $2,375,000 due on or before June 30, 2014, with such amount due under the terms of the promissory note being subject to increase to $2,850,000 if the Company’s payment pursuant to the terms of the DA Agreement are not made on or before June 30, 2014. The promissory note matures on September 30, 2014.  Since the Company did not make the payment on the promissory note prior to June 30, 2014, the Company included in the consideration paid for Dynamic Advances the promissory note balance of $2,850,000.  The Company valued the Series B Convertible Preferred Stock and determined its fair value to be $1,403,690. The total amount of consideration paid by the Company for Dynamic Advances, including capitalized costs associated with the purchase, was $6,653,078.

After evaluating the facts and circumstances of the purchase, the Company determined that this was an asset purchase. In coming to its conclusion, the Company reviewed the status of the assets, the historical activity and the absence of any employees, licenses, revenues, and any other assets other than the IP Assets. Further, as there are no assumed licensees or historical revenues, the Company is not certain that it will be able to obtain access to customers pursuant to ASC 805-10-55-7.

IP Liquidity

Pursuant to the IP Liquidity Agreement, the Company acquired 100% of the limited liability company membership interests of IP Liquidity Ventures, LLC, a Delaware limited liability company, in consideration for: (i) two cash payments of $2,375,000, one payment due at closing and the other payment due on or before June 30, 2014, with such second payment being subject to increase to $2,850,000 if not made on or before June 30, 2014; and (ii) 195,500 shares of the Company’s Series B Convertible Preferred Stock.  Under the terms of the IP Liquidity Agreement, Granicus and SFF are entitled to possible future payments for a maximum consideration of $250,000,000 pursuant to the Pay Proceeds Agreement described below.  IP Liquidity Ventures, LLC holds contract rights to the proceeds from the monetization of certain patents owned by a number of third parties.

On May 2, 2014, the Company issued Granicus and SFF a promissory note in order to evidence the second cash payment due under the terms of the IP Liquidity Agreement in the amount of $2,375,000 due on or before June 30, 2014, with such amount due under the terms of the promissory note being subject to increase to $2,850,000 if the Company’s payment pursuant to the terms of the IP Liquidity Agreement are not made on or before June 30, 2014. The promissory note matures on September 30, 2014. Since the Company did not make the payment on the promissory note prior to June 30, 2014, the Company included in the consideration paid for IP Liquidity the promissory note balance of $2,850,000. The Company valued the Series B Convertible Preferred Stock and determined its fair value to be $1,403,690. The total amount of consideration paid by the Company for IP Liquidity, including capitalized costs associated with the purchase, was $6,653,078.

After evaluating the facts and circumstances of the purchase, the Company determined that this was an asset purchase.  In coming to its conclusion, the Company reviewed the status of the assets, the historical activity and the absence of any employees, licenses, revenues, and any other assets other than the IP Assets.  Further, as there are no assumed licensees or historical revenues, the Company is not certain that it will be able to obtain access to customers pursuant to ASC 805-10-55-7.

Sarif Biomedical

Pursuant to the Sarif Agreement, the Company acquired 100% of the limited liability company membership interests of Sarif Biomedical, LLC, a Delaware limited liability company, in consideration for two cash payments of $250,000, one payment due at closing and the other payment due on or before June 30, 2014, with such second payment being subject to increase to $300,000 if not made on or before June 30, 2014.  Under the terms of the Sarif Agreement, TechDev and SFF are entitled to possible future payments for a maximum consideration of $250,000,000 pursuant to the Pay Proceeds Agreement described below.  Sarif Biomedical, LLC holds ownership rights to certain patents.

On May 2, 2014, the Company issued TechDev and SFF a promissory note in order to evidence the second cash payment due under the terms of the Sarif Agreement in the amount of $250,000 due on or before June 30, 2014, with such amount due under the terms of the promissory note being subject to increase to $300,000 if the Company’s payment pursuant to the terms of the Sarif Agreement are not made on or before June 30, 2014. The promissory note matures on September 30, 2014. Since the Company did not make the payment on the promissory note prior to June 30, 2014, the Company included in the consideration paid for Dynamic Advances the higher principal amount of the promissory note. The total amount of consideration paid by the Company for Sarif Biomedical, including capitalized costs associated with the purchase, was $552,024.

After evaluating the facts and circumstances of the purchase, the Company determined that this was an asset purchase.  In coming to its conclusion, the Company reviewed the status of the assets, the historical activity and the absence of any employees, licenses, revenues, and any other assets other than the IP Assets.  Further, as there are no assumed licensees or historical revenues, the Company is not certain that it will be able to obtain access to customers pursuant to ASC 805-10-55-7.

Dynamic Advances, IP Liquidity and Sarif Biomedical

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

Selene Communication Technologies

On June 17, 2014, Selene Communication Technologies Acquisition LLC (“Acquisition LLC”), a Delaware limited liability company and newly formed wholly owned subsidiary of the Company, entered into a merger agreement with Selene Communication Technologies, LLC (“Selene”).

Selene owns a patent portfolio consisting of three United States patents in the field of search and network intrusion that relate to tools for intelligent searches applied to data management systems as well as global information networks such as the internet. IP Nav will continue to support and manage the portfolio of patents and retain a contingent participation interest in all recoveries.  IP Nav provides patent monetization and support services under an existing agreement with Selene.

Pursuant to the terms of the Selene Interests Sale Agreement, Selene merged with and into Acquisition LLC with Selene surviving the merger as the wholly owned subsidiary of the Company (the “Merger”).  The Company (i) issued 100,000 shares of common stock to the Selene Sellers (the “Merger Shares”) and (ii) paid the Selene Sellers $50,000 cash.  The Company valued these common shares at the fair market value on the date of grant at $9.80 per share or $980,000. The transaction resulted in a business combination and caused Selene to become a wholly-owned subsidiary of the Company.

The Company accounted for the acquisition utilizing the purchase method of accounting in accordance with ASC 805 “Business Combinations”. The Company is the acquirer for accounting purposes and Selene is the acquired company.  Accordingly, the Company applied push–down accounting and adjusted to fair value all of the assets and liabilities directly on the financial statements of the subsidiary. The net purchase price paid by the Company was allocated to assets acquired and liabilities assumed on the records of the Company as follows:

Intangible assets	$910,000
Net working capital	37,000
Goodwill	83,000
Net purchase price	$1,030,000

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

The remaining liabilities of discontinued operations are presented in the balance sheet under the caption “Liabilities of discontinued operation" and relates to the discontinued operations of the uranium and vanadium minerals business and real estate business. The carrying amounts of the major classes of the assets and liabilities are summarized as follows:

	June 30, 2014	December 31, 2013
	(unaudited)	(audited)

Liabilities:
Accounts payables and accrued expenses	$30,664	$30,664
Liabilities of discontinued operations	$30,664	$30,664

The following table indicates selected financial data of the Company’s discontinued operations of its uranium and vanadium minerals business and real estate business.

	For the Three Months ended June 30, 2014	For the Three Months ended June 30, 2013	For the Six Months ended June 30, 2014	For the Six Months ended June 30, 2013
Revenues - Real Estate	$-	$283,966	$-	$1,270,916
Cost of Sales - Real Estate	-	(243,837)	-	(1,061,320)
Gross Profit		40,129		209,596
Operating and other non-operating expenses	-	(30,656)	-	(91,343)
Gain on sale of assets of discontinued operations	-	-	-	-

Income from discontinued operations	$-	$9,473	$-	$118,253

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following:
	June 30, 2014	December 31, 2013
	(unaudited)	(audited)
Patent Rights	$21,973,127	$7,204,937
Accumulated Amortization	(2,439,610)	(1,047,278)
Intangible assets, net	$19,533,517	$6,157,659

Intangible assets are comprised of patents with estimated useful lives ranging between approximately 1 to 11 years. Once placed in service, the Company will amortize the costs of intangible assets over their estimated useful lives on a straight-line basis.  For asset acquisitions, costs incurred to acquire patents, including legal costs, are also capitalized as long-lived assets and amortized on a straight-line basis with the associated patent. For acquisitions deemed to be a business combination, costs incurred to acquire patents are not capitalized. Amortization of patents is included in operating expenses as reflected in the accompanying consolidated statements of operations. The Company assesses fair market value for any impairment to the carrying values.  As of June 30, 2014 and December 31, 2013 management concluded that there was no impairment to the acquired assets.

Amortization expense for the three and six months ended June 30, 2014 and 2013 was $939,781 and $1,392,326, and $475,680 and $475,680, respectively. Future amortization of intangible assets, net is as follows:

2014	$2,419,478
2015	4,640,599
2016	3,899,823
2017	2,373,742
2018	1,870,125
2019 and thereafter	4,329,750
Total	$19,533,517

As of June 30, 2014, the Company’s patent portfolios consists of 128 U.S. and foreign patents, five open patent applications and contract rights to 10 patents. During the second quarter of 2013, the Company began to generate revenue from its patent portfolio.  In the aggregate, the earliest date for expiration of a patent in the Company’s patent portfolio is past (the patent is expired, but patent rules allow for six year look-back for royalties), the median expiration date for patents in the Company’s portfolio is October 30, 2016, and the latest expiration date for a patent in any of the Company’s patent portfolios is July 18, 2024.  A summary of the Company’s patent portfolios is as follows:

Subsidiary	Number of Patents	Earliest Expiration Date	Median Expiration Date	Latest Expiration Date	Subject Matter
Bismarck	14	09/15/15	09/15/15	01/22/18	Communication and PBX equipment
CRFD Research	4	09/17/21	08/11/22	08/19/23	Web page content translator and device-to-device transfer system
CyberFone	38	Expired	09/15/15	06/07/20	Telephony and data transactions
Dynamic Advances	4	Expired	10/02/17	03/06/23	Natural language interface
E2E	4	04/27/20	11/17/23	07/18/24	Manufacturing schedules using adaptive learning
Loopback	10	Expired	09/25/17	08/27/22	Automotive
Hybrid	2	11/14/15	09/09/16	07/17/17	Asynchronous communications
IP Liquidity	6	Expired	06/06/15	07/26/20	Pharmaceuticals / tire pressure systems
Relay	1	Expired	Expired	Expired	Multicasting
Sampo	3	03/13/18	03/13/18	11/13/20	Centrifugal communications
Sarif Biomedical	5	09/07/13	09/07/13	09/07/13	Microsurgery equipment
Selene	3	05/05/18	11/23/20	11/28/21	Communications
Signal	7	03/10/14	12/01/15	08/06/22	Automotive
Vantage Point	37	Expired	12/21/16	03/09/18	Computer networking and operations

NOTE 6 - STOCKHOLDERS' EQUITY

On December 7, 2011, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada in order to increase the Company’s authorized capital to 200,000,000 shares of common stock from 75,000,000 shares, change the par value to $0.0001 per share from $.001 per share, and authorized new 50,000,000 shares of preferred stock, par value $0.0001 per share. The 50,000,000 shares of preferred stock were undesignated. On April 20, 2014, the Board of Directors designated 1,500,000 of the 50,000,000 undesignated preferred shares to be Series A Convertible Preferred Stock and 500,000 of the 50,000,000 undesignated preferred shares to be Series B Convertible Preferred Stock.

Series A Preferred Stock

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

Mandatory Conversion.  On a date which at least one day after the VWAP of the Company’s Common Stock has exceeded $9.25 per share for a period of four out of eight consecutive trading days, after the registration statement is found effective by the SEC, each share of the Series A Preferred Stock outstanding shall automatically convert into one fully paid and nonassessable shares of Common Stock, as adjusted for stock splits, combinations, certain dividends and distributions.

On May 1, 2014, the Company sold an aggregate of 1,000,502 units (the “Units”) to certain accredited investors (the “Investors”) pursuant to a securities purchase agreement (the “Securities Purchase Agreement”), resulting in gross proceeds to the Company of $6,503,264.

Each Unit was sold for a purchase price of $6.50 per Unit and consisted of: (i) one share of the Company’s 8% Series A Preferred Stock, $0.0001 par value per share (the “Shares”), and (ii) a two year warrant (the “PIPE Warrants”) to purchase shares of the Company’s common stock, $0.0001 par value per share (the “Common Stock”) in an amount equal to twenty five percent (25%) of the number of Shares purchased pursuant to the Securities Purchase Agreement. The PIPE Warrants have an exercise price of $7.50 per share, subject to adjustment upon the occurrence of certain events such as stock splits and dividends. The Units were evaluated by the Company to determine the value of the beneficial conversion feature and after its analysis, the Company determined the value of which to be $1,271,492.

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

Pursuant to a Registration Rights Agreement with the Investors (the “PIPE Registration Rights Agreement”), the Company has agreed to file a “resale” registration statement with the SEC covering the Shares and the Common Stock underlying the conversion of the Shares and the exercise of the PIPE Warrants within 60 days of the final closing date of the sale of Units (the “Filing Date”). The Company has agreed to use its best efforts to have the initial registration statement declared effective within 120 days of the Filing Date (or within 135 days of the Filing Date in the event that the registration statement is subject to full review by the SEC) (the “Effectiveness Date”), subject to extension by consent of the Investors. Since there was only one closing of the private placement, the Final Closing Date was May 1, 2014.

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

In connection with the sale of the Units, the Company issued 1,023,579 shares of Series A Preferred Stock and Warrants to purchase an aggregate of 255,895 shares of Common Stock.

The holders of Series A Preferred Stock are entitled to annual dividends at a rate of 8% based on a value of $6.50 per share, payable quarterly commencing on January 31, 2015.

Series B Preferred Stock

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

On May 1, 2014, the Company issued an aggregate of 391,000 shares of Series B Preferred Stock pursuant to the acquisition of IP Liquidity Ventures, LLC, Dynamic Advances, LLC and Sarif Biomedical, LLC.

Common Stock

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

On April 22, 2014, the Company issued 150,000 shares of restricted common stock to TT IP LLC pursuant to the acquisition of patents on November 13, 2013.

On June 2, 2014, the Company issued 24,309 shares of unrestricted common stock to an investor in the May 2013 PIPE, pursuant to the exercise of a warrant received in the May 2013 PIPE investment.

On June 30, 2014, the Company issued 100,000 shares of restricted common stock pursuant to the acquisition of Selene Communications Technologies, LLC (see Note 3). In connection with this transaction, the Company valued the shares at the fair market value on the date of grant at $9.80 per share or $980,000.

Common Stock Warrants

On May 1, 2014, the Company issued Warrants to investors in the Series A Preferred Stock to purchase 255,895 shares of the Company's Common Stock, at an exercise price of $7.50 per share of Common Stock, pursuant to the Private Placement described in detail below.  The Company reviewed the issuance of warrants, done in conjunction with the financing closed on May 1, 2014, and determined that pursuant to ASC 480 and ASC 815, the warrants met the requirement to be classified as equity and were booked as Additional Paid in Capital.

During the six months ended June 30, 2014, the Company recorded stock based compensation expense of $20,788 in connection with vested warrants. At June 30, 2014, there was a total of $24,252 of unrecognized compensation expense related to this non-vested warrant-based compensation arrangements.  The warrant was valued at the time of grant on January 26, 2012, based on the Black-Scholes model, using the strike and market prices of $6.50 per share, the term of 10 years, volatility of 191% based on the closing price of the 50 trading sessions immediately preceding the grant and a discount rate as published by the Federal Reserve of 1.96%.

A summary of the status of the Company's outstanding stock warrants is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Balance at December 31, 2013	708,260	$6.66	2.74
Granted	255,895	$7.50	2.00
Cancelled	(23,077)	-	-
Forfeited	-	-	-
Exercised	24,039	$5.75	-
Balance at June 30, 2014	917,039		2.28

Warrants exercisable at June 30, 2014	910,693
Weighted average fair value of warrants granted during the period		$-

Warrant Amendment Letter

On April 20, 2014, the Company sent a letter (the “Warrant Amendment Letter”) to all the holders of the warrants which were granted in connection with the sale of units pursuant to a securities purchase agreements which occurred between May 2013 and August 2013. The Warrant Amendment Letter offered to reduce the exercise price of the warrants from $6.50 per share to $5.75 per share, if the holders of the warrants accepted the Company’s offer to exercise the warrants in full for cash by April 22, 2014 (the "Expiration Date").  The Company subsequently extended the Expiration Date to April 24, 2014. On April 24, 2014, one holder of warrants, who is an accredited investor, accepted the Company’s offer and thereby exercised his warrants, for gross proceeds to the Company of approximately $138,224. After analyzing the circumstances relative to the Warrant Amendment Letter – the extremely short period of time to exercise pursuant to the Amendment Letter, the relatively small change in the exercise price and the limited response to the Amendment Letter – the Company deemed that the change was not a significant modification of the terms of the warrant and did not assess a new fair value and consequently did not make an entry for any adjustment in the value.

Common Stock Options

On April 15, 2014, the Company issued a new board member, Edward Kovalik, a five (5) year option to purchase an aggregate of 10,000 shares of the Company’s common stock with an exercise price of $6.59 per share, subject to adjustment, which shall vest in twelve (12) monthly installments commencing on the date of grant. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) therefore, as a transaction by an issuer not involving a public offering.  The option was valued based on the Black-Scholes model, using the strike and market prices of $6.59 per share, the term of five years, volatility of 55% based on the closing price of the 50 trading sessions immediately preceding the grant and a discount rate as published by the Federal Reserve of 1.63%. The estimated fair value of the aforementioned stock option grant approximated $31,683 on the grant date.

On May 14, 2014, the Company issued existing employees, ten (10) year options to purchase an aggregate of 40,000 shares of the Company’s common stock with an exercise price of $8.33 per share, subject to adjustment, which shall vest in three (3) annual installments, with 33% vesting on the first anniversary of the date of grant, 33% on the second anniversary of the date of grant and 34% on the third anniversary of the date of grant. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) therefore, as a transaction by an issuer not involving a public offering.  The options were valued based on the Black-Scholes model, using the strike and market prices of $8.33 per share, the term of ten years, volatility of 64% based on the closing price of the 50 trading sessions immediately preceding the grant and a discount rate as published by the Federal Reserve of 1.62%. The estimated fair value of the aforementioned stock option grant approximated $237,007 on the grant date.

On May 14, 2014, the Company issued to consultants, five (5) year options to purchase an aggregate of 80,000 shares of the Company’s common stock with an exercise price of $8.33 per share, subject to adjustment, which shall vest in three (3) annual installments, with 33% vesting on the first anniversary of the date of grant, 33% on the second anniversary of the date of grant and 34% on the third anniversary of the date of grant. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) therefore, as a transaction by an issuer not involving a public offering. The options were valued based on the Black-Scholes model, using the strike and market prices of $8.33 per share, the term of five years, volatility of 64% based on the closing price of the 50 trading sessions immediately preceding the grant and a discount rate as published by the Federal Reserve of 1.62%. The estimated fair value of the aforementioned stock option grant approximated $361,929 on the grant date.

On May 15, 2014, the Company entered into an executive employment agreement with Francis Knuettel II (“Knuettel Agreement”) pursuant to which Mr. Knuettel would serve as the Company’s Chief Financial Officer. As part of the consideration, the Company agreed to grant Mr. Knuettel ten (10) year stock options to purchase an aggregate of 145,000 shares of Common Stock, with a strike price of $8.33 per share, vesting in thirty-six (36) equal installments on each monthly anniversary of the date of the Knuettel Agreement. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.  The option was valued based on the Black-Scholes model, using the strike and market prices of $8.33 per share, the term of ten years, volatility of 64% based on the closing price of the 50 trading sessions immediately preceding the grant and a discount rate as published by the Federal Reserve of 1.62%. The estimated fair value of the aforementioned stock option grant approximated $859,150 on the grant date.

On June 15, 2014, the Company issued to a consultant a five (5) year option to purchase an aggregate of 20,000 shares of the Company’s common stock with an exercise price of $10.10 per share, subject to adjustment, which shall vest in twenty-four (24) monthly installments commencing on the date of grant. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) therefore, as a transaction by an issuer not involving a public offering.  The option was valued based on the Black-Scholes model, using the strike and market prices of $10.10 per share, the term of five years, volatility of 67% based on the closing price of the 50 trading sessions immediately preceding the grant and a discount rate as published by the Federal Reserve of 1.70%. The estimated fair value of the aforementioned stock option grant approximated $114,377 on the grant date.

On May 5, 2014, the Company cancelled options to purchase an aggregate amount of 150,000 shares of common stock provided to a former consultant when the consulting agreement was terminated without any vesting having occurred.  In addition, the Company cancelled options to purchase an aggregate amount of 199,999 shares of common stock provided to two former consultants and one former employee, respectively, whose consulting and employment agreements were previously terminated without any vesting having occurred.

On June 18, 2014, the Company cancelled an option to purchase an aggregate amount of 300,000 shares of common stock provided to Kairix Analytics when the consulting agreement was terminated without any vesting having occurred.

For the six months ended June 30, 2014 the Company recorded option-based compensation of $700,301 for employees and equity-based expense of $534,681 for consultants and other non-employees. At June 30, 2014, there was a total of $5,600,489 of unrecognized compensation expense related to these non-vested option-based compensation arrangements discussed above.

A summary of the stock options as of June 30, 2014 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
Balance at December 31, 2013	1,338,076	$5.83	5.21
Granted	295,000	$8.39
Cancelled	(649,999)	$5.73
Forfeited	-	$-
Exercised	-	$-
Balance at June 30, 2014	983,077	$5.90	7.17

Options Exercisable at June 30, 2014	322,124
Options expected to vest	660,953
Weighted average fair value of options granted during the period		$5.44

Stock options outstanding at June 30, 2014 as disclosed in the above table have approximately $4,442,763 intrinsic value at June 30, 2014.

Restricted Stock Unit

On November 13, 2013, the Company entered into a two year consulting agreement with Jeff Feinberg (the “Feinberg Agreement”), pursuant to which the Company agreed to grant Mr. Feinberg a restricted stock unit (“RSU”) for 100,000 shares of the Company’s restricted common stock.  The RSU vests in two installments:  50% on the one-year anniversary of the Feinberg Agreement (the “First Vesting”) and the remaining 50% on the second year anniversary of the Feinberg Agreement (the “Second Vesting”).  The shares of common stock will be issued upon Mr. Feinberg’s meeting each of the two vesting requirements.  During the first six months, the Feinberg Agreement can be terminated without any vesting under certain circumstances described in the Feinberg Agreement.  If the Feinberg Agreement is terminated following the First Vesting but prior to the Second Vesting, the RSU is subject to acceleration of the Second Vesting under certain circumstances also described in the Feinberg Agreement.  Mr. Feinberg is the trustee of The Feinberg Family Trust and holds voting and dispositive power over the shares held by The Feinberg Family Trust.  The Company valued the RSU at $570,000 or $5.70 per share. During the three months ended June 30, 2014, the Company recorded stock based consulting of $71,250. The remaining balance, which is included in prepaid expenses at June 30, 2014 and December 31, 2013, amounted to $390,292 and $532,792, respectively, and will be amortized over the remaining term of the agreement.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Office Lease

In October 2013, the Company entered into a net-lease for its current office space in Los Angeles, California.  The lease will commence on May 1, 2014 and runs for seven years through April 30, 2021, with monthly lease payment escalating each year of the lease.  In addition, to paying a deposit of $7,564 and the monthly base lease cost, the Company is required to pay pro rata share of operating expenses and real estate taxes.  Under the terms of the lease, the Company will not be required to pay rent for the first five months but must remain in compliance with the terms of the lease to continue to maintain that benefit.  In addition, the Company has a one-time option to terminate the lease in the 42th month of the lease.  Minimum future lease payments under this lease at June 30, 2014, net of the rent abatement, for the next five years are as follows:

2014 (6 months)	$36,981
2015	66,300
2016	69,216
2017	72,324
2018	75,648
Total	$320,469

The Company has outstanding notes payable in the amount of $6.0 million. The notes mature on September 30, 2014.

NOTE 8 – SUBSEQUENT EVENTS

Uplisting

On July 21, 2014, the Company received approval from The NASDAQ OMX Group to begin trading on The NASDAQ Stock Market LLC.  Such trading began on July 28, 2014.

Resignation and Appointments

On July 18, 2014, Mr. John Stetson tendered his resignation as an officer in all of the subsidiaries of the Company.  On July 28, 2014, the Company appointed Mr. Francis Knuettel as Chief Financial Officer in all the Company’s subsidiaries.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Report on Form 10-Q and other written and oral statements made from time to time by us may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties.  Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning.  One can identify them by the fact that they do not relate strictly to historical or current facts.  These statements are likely to address our growth strategy, financial results and product and development programs.  One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward looking statements.  These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not.  No forward-looking statement can be guaranteed and actual future results may vary materially.

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

Overview

We were incorporated in the State of Nevada on February 23, 2010 under the name “Verve Ventures, Inc.” On December 7, 2011, we changed our name to “American Strategic Minerals Corporation” and were engaged in exploration and potential development of uranium and vanadium minerals business. During June 2012, we decided to discontinue our uranium and vanadium minerals business and engaged in the business of acquiring, renovating, and selling real estate properties located within the areas of Southern California. On November 14, 2012, we decided to discontinue our real estate business.

Our current business is to acquire patents and patent rights and to monetize the value of those assets to generate revenue and profit for the Company.  We acquire patents and patent rights from their owners, who range from individual inventors to Fortune 500 companies.  Part of our acquisition strategy is to acquire or invest in patents and patent rights that cover a wide-range of subject matter, which allows us to achieve the benefits of a growing diversified portfolio of assets.  Generally, the patents and patent rights that we acquire are characterized by having large identifiable companies who are or have been using technology that infringes our patents and patent rights.  We generally monetize our portfolio of patents and patent rights by entering into license discussions, and if that is unsuccessful, initiating enforcement activities against any infringing parties with the objective of entering into a standard form of comprehensive settlement and license agreement that may include the granting of non-exclusive retroactive and future rights to use the patented technology, a covenant not to sue, a release of the party from certain claims, the dismissal of any pending litigation and other terms that are appropriate in the circumstances.  Our strategy has been developed with the expectation that it will result in a long-term, diversified revenue stream for the Company.

Our principal office is located at 11100 Santa Monica Blvd., Suite 380, Los Angeles, CA 90225. Our telephone number is (703) 232-1701.

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

Company Acquisition

CyberFone

On April 22, 2013, CyberFone Acquisition Corp. (“CyberFone Acquisition Corp.”), a Texas corporation and our newly formed wholly owned subsidiary entered into a merger agreement (the “CyberFone Merger Agreement”) with CyberFone Systems LLC, a Texas limited liability company (“CyberFone Systems”), TechDev Holdings, LLC (“TechDev”) and The Spangenberg Family Foundation for the Benefit of Children’s Healthcare and Education (“SFF”).  TechDev and SFF owned 100% of the membership interests of CyberFone Systems (collectively, the “CyberFone Sellers”).

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

Dynamic Advances, IP Liquidity and Sarif Biomedical

On May 2, 2014, the Company completed the acquisition of certain ownership rights (the “Acquired Intellectual Property”) from TechDev, Granicus IP, LLC (“Granicus”) and SFF pursuant to the terms of three purchase agreements between: (i) the Company, TechDev,  SFF and DA Acquisition LLC, a newly formed Texas limited liability company and wholly-owned subsidiary of the Company; (ii) the Company, Granicus, SFF and IP Liquidity Ventures Acquisition LLC, a newly formed Delaware limited liability company and wholly-owned subsidiary of the Company; and (iii) the Company, TechDev,  SFF and Sarif Biomedical Acquisition LLC, a newly formed Delaware limited liability company and wholly-owned subsidiary of the Company (the “DA Agreement,” the “IP Liquidity Agreement” and the “Sarif Agreement,” respectively and the collective transactions, the “Acquisitions”).

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

Selene Communication Technologies

On June 17, 2014, Selene Communication Technologies Acquisition LLC (“Acquisition LLC”), a Delaware limited liability company and newly formed wholly owned subsidiary of the Company, entered into a merger agreement with Selene Communication Technologies, LLC (“Selene”).

Selene owns a patent portfolio consisting of three United States patents in the field of search and network intrusion that relate to tools for intelligent searches applied to data management systems as well as global information networks such as the internet. IP Nav will continue to support and manage the portfolio of patents and retain a contingent participation interest in all recoveries.  IP Nav provides patent monetization and support services under an existing agreement with Selene.

Pursuant to the terms of the Selene Interests Sale Agreement, Selene merged with and into Acquisition LLC with Selene surviving the merger as the wholly owned subsidiary of the Company (the “Merger”).  The Company (i) issued 100,000 shares of common stock to the Selene Sellers (the “Merger Shares”) and (ii) paid the Selene Sellers $50,000 cash.  The Company valued these common shares at the fair market value on the date of grant at $9.80 per share or $980,000. The transaction resulted in a business combination and caused Selene to become a wholly-owned subsidiary of the Company.

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

In September 2013, the Company, in two transactions, acquired 14 US patents for a total purchase price of $1,100,000.

On November 13, 2013, the Company acquired four US patents for 150,000 shares of the Company’s common stock, which the Company valued at $718,500 based on the fair market value of the stock issued.

On December 16, 2013, the Company acquired 15 US and 2 foreign patents from Delphi Technologies, Inc. for $1,700,000 pursuant to a Patent Purchase Agreement entered into on October 31, 2013 and Amended on December 16, 2013.

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

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. generally accepted accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management include, but are not limited to, estimating the useful lives of patent assets, the assumptions used to calculate fair value of warrants and options granted, realization of long-lived assets, deferred income tax assets and unrealized tax positions and business combination accounting.

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

Intangible Assets

Intangible assets include the cost of patents or patent rights (“patents”) that were acquired from a third party or in connection with a business combination. Patent costs are amortized over their remaining lives which range from 1 to 11 years.  For acquisitions deemed to be asset acquisitions, costs incurred to acquire patents, including legal costs, are also capitalized and are amortized on a straight-line basis with the associated patent.

Goodwill and Other Intangible Assets

Goodwill is tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  The Company initially performs a qualitative evaluation of whether it is more likely than not that goodwill is impaired.  If it is determined by a qualitative evaluation that it is more likely than not that goodwill is impaired, the Company then applies a two-step impairment test.  The two-step impairment test first compares the fair value of the Company’s reporting unit to its carrying value or book value.  If the fair value of the reporting unit exceeds its fair value, the goodwill is not impaired and the Company is not required to perform further testing.  If the carrying value of the reporting unit exceeds its fair value, the Company determines the implied fair value of the reporting unit’s goodwill and if the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded in the consolidated statement of operations.

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

Impairment of Long-lived Assets

The Company reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  With respect to the patents, factors the Company considers to be important which could trigger an impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of use of the acquired assets or the strategy for the overall business; and

•	Significant negative industry or economic trends.

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge.  The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model.  Significant management judgment is required in determining whether an indicator of impairment exists in projecting cash flows.

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

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date.

Recent Accounting Pronouncements

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) that updates the principles for recognizing revenue. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also amends the required disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is evaluating the potential impacts of the new standard on its existing revenue recognition policies and procedures.

Results of Operations

For the Three Months and Six Ended June 30, 2014 and 2013

We generated revenues of $3,824,500 and $6,604,500 during the three months and six ended June 30, 2014, respectively as compared to $1,524,979 and $1,524,979 during the three and six months ended June 30, 2013, respectively.  For the three and six months ended June 30, 2014, this represented an increase of $2,299,521 or 151% and $5,079,521 or 233%, respectively. Revenue for both the three and six months ended June 30 for both 2013 and 2014 was derived from the patent monetization business and the increase in revenue from 2013 to 2014 resulted from growth in the patent monetization business.

Revenues from the issuance of licenses to certain of the Company’s patent portfolios accounted for 100% of our revenues for the three and six months ended June 30, 2014 and June 30, 2013, respectively. For the three months ended June 30, 2014, revenues from five settlement and license agreement accounted for 100% of the Company’s revenues.  The Company derived $3,824,500 in revenues from the one-time issuance of non-recurring, non-exclusive, non-assignable licenses to five different entities and their affiliates for certain of the Company’s patents. Licenses to two of those entities accounted for 98% of the Company’s revenues for the three months ended June 30, 2014

While the Company has a growing portfolio of patents, at this time, the Company expects that a significant portion of its future revenues will be based on one-time grants of similar non-recurring, non-exclusive, non-assignable licenses to a relatively small number of entities and their affiliates. Further, with the expected small number of firms with which the Company enters into license agreements, and the amount and timing of such license agreements, the Company also expects that its revenues may be highly variable from one period to the next.

Direct cost of revenues during the three and six months ended June 30, 2014 amounted to $1,753,833 and $2,864,412, respectively and for the three and six months ended June 30, 2013, the direct cost of revenues amounted to $284,625 and $284,625, respectively. Direct costs of revenue include contingent payments to patent enforcement legal costs, patent enforcement advisors and inventors.  Direct costs of revenue also includes various non-contingent costs associated with enforcing the Company’s patent rights and otherwise in developing and entering into settlement and licensing agreements that generate the Company’s revenue.  Such costs include other legal fees and expenses, consulting fees, data management costs and other costs. Our gross profit margin during the three and six months ended June 30, 2014 was approximately 54% and 57%, respectively and 81% for the three months ended June 30, 2013. We did not have a comparable revenue and cost of revenue during the three months ended March 31, 2013 as we were in our early stages of our current business.

We incurred operating expenses of $2,386,394 and $4,336,655 for the three months and six months ended June 30, 2014 and $2,060,446 and $2,774,823 for the three and six months ended June 30, 2013.  For the three and six months ended June 30, 2014, this represented an increase of $325,948 or 16% and $1,561,832 or 56%, respectively, though we did not have a comparable revenue and cost of revenue during the three months ended March 31, 2013 as we were in our early stages of our current business. These expenses primarily consisted of amortization of patents, general expenses, compensation to our officers, directors and employees, professional fees and consulting incurred in connection with the day-to-day operation of our business. The operating expenses for the six months ended June 30, 2014 and June 2013, respectively, include non-cash expenses totaling $2,630,141 and $1,529,353, respectively.  These non-cash operating expenses are discussed below.

The operating expenses consisted of the following:
	For the Three Months ended June 30, 2014	For the Three Months ended June 30, 2013	For the Six Months ended June 30, 2014	For the Six Months ended June 30, 2013

Amortization of patents (1)	938,679	475,680	1,392,326	475,680
Compensation and related taxes (2)	712,131	1,041,353	1,442,118	1,468,028
Consulting fees (3)	336,447	130,685	764,554	175,909
Professional fees (4)	268,616	289,752	525,472	448,224
Other general and administrative (5)	130,521	122,976	212,185	206,982
Total	2,386,394	2,060,446	4,336,655	2,774,823

(1)
Amortization of patents: Amortization expenses were $1,392,326 and $475,680 during the six months ended June 30, 2014 and 2013, respectively, an increase of $916,646 or 193%. We were in the early stages of our business during the six months ended June 30, 2013 and had fewer, smaller patent portfolios; as a result, the amortization of patents during the six months ended June 30, 2013 was lower. In addition, during the six months ended June 30, 2013, the Company recorded the amortization of its patent expenses as a Cost of Revenues, with such practice changed when the Company filed its 10-K for the year ended December 31, 2013. When the Company acquires patents and patent rights, the Company capitalizes those assets and amortizes the costs over the remaining useful lives of the assets. The increase for the six months ended June 30, 2014, over 2013 period primarily reflects the amortization of patent assets acquired by the Company during 2013 in the second quarter of 2014.

(2)
Compensation expense and related taxes: Compensation expense includes cash compensation and related payroll taxes and benefits, and also non-cash compensation. For the six months ended June 30, 2014 and 2013, compensation expense and related payroll taxes were $1,442,118 and $1,468,028, respectively, a decrease of $25,910 or 2%. The decrease in compensation primarily reflects a decrease in stock based compensation related to vested options to our employees. During the six months ended June 30, 2014 and 2013, we recognized non-cash stock based compensation of $700,301 and $958,367, respectively.

(3)
Consulting fees: For the six months ended June 30, 2014 and 2013, we incurred consulting fees of $764,554 and $175,909, respectively, an increase of $588,645 or 335%. Consulting fees include both cash and non-cash related consulting fees primarily for investor relations and public relations services as well as other consulting services.  During the six months ended June 30, 2014 and 2013, we recognized non-cash stock based consulting of $534,681 and $94,195, respectively.

(4)
Professional fees:  For the six months ended June 30, 2014 and 2013, professional fees were $525,472 and $448,224, respectively, an increase of $77,248 or 17%.  Professional fees primarily reflect the costs of professional outside accounting fees, legal fees and audit fees.  The increase in professional fees for the six months ended June 30, 2014 over that of the prior period are predominately related to professional outside accounting fees and audit fees resulting from a substantially higher level of activity in the Company’s continuing patent acquisition and monetization operations and also a higher level of activity as a public company.

(5)
Other general and administrative expenses: For the six months ended June 30, 2014 and 2013, other general and administrative expenses were $212,185 and $206,982, respectively, an increase of $5,203 or 3%. General and administrative expenses reflect the other non-categorized operating costs of the Company and include expenses related to being a public company, rent, insurance, technology and other expenses incurred to support the operations of the Company.  The increase in general and administrative costs in the six months ended June 30, 2014 over the six months ended June 30, 2013 resulted from an increase in these expenses in support of the continued development of our operations of the Company.

Operating Loss from Continuing Operations

We reported an operating loss from continuing operations of $315,727 and $596,567 for the three and six months ended June 30, 2014 and $820,092 and $1,534,469, respectively, for the three and six months ended June 30, 2013.  For the three and six months ended June 30, 2014, this represented a decrease of $504,365 or 60% and $937,902 or 60%, respectively, though we did not have a comparable revenue and cost of revenue during the three months ended March 31, 2013 as we were in our early stages of our current business. The decrease in operating loss was primarily attributable due to the increase in gross profit as a result of increased revenues during the three and six months ended June 30, 2014.

Other Income

Total other income (expense) was $(2,524) and $(2,296) for the three months and six months ended June 30, 2014 and $120 and $180, respectively, for the three and six months ended June 30, 2013. For the three and six months ended June 30, 2014, this represented a decrease of $2,644 and $2,476, respectively.

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

	For the Three Months ended June 30, 2014	For the Three Months ended June 30, 2013	For the Six Months ended June 30, 2014	For the Six Months ended June 30, 2013
Revenues - Real Estate	$-	$283,966	$-	$1,270,916
Cost of Sales - Real Estate	-	(243,837)	-	(1,061,320)
Gross Profit		40,129		209,596
Operating and other non-operating expenses	-	(30,656)	-	(91,343)
Gain on sale of assets of discontinued operations	-	-	-	-

Income from discontinued operations	$-	$9,473	$-	$118,253

Net Loss

We reported an operating loss from continuing operations of $318,251 and $598,863 for the three and six months ended June 30, 2014 and $810,499 and $1,416,035 for the three and six months ended June 30, 2013.  For the three and six months ended June 30, 2014, this represented a decrease of $492,248 or 61% and $817,172 or 58%, respectively, though we did not have a comparable revenue and cost of revenue during the three months ended March 31, 2013 as we were in our early stages of our current business. The decrease in operating loss was primarily attributable due to the increase in gross profit as a result of increased revenues during the three and six months ended June 30, 2014.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At June 30, 2014, the Company’s cash and cash equivalents balances totaled $6,498,035 compared to $3,610,262 at December 31, 2013.  The increase in the cash balances of $2,887,773 resulted primarily from cash received during the six months period from revenues generated from patent enforcement activities and from the private placement closed on May 1, 2014, the proceeds of which exceeded the initial payment for the entities acquired on May 2, 1014. We collected revenues of $3,749,500 during the three months ended June 30, 2014 and recorded an accounts receivable of $75,000 at June 30, 2014.

Net working capital declined by $2,853,980 to $999,853 at June 30, 2014 from $3,853,834 at December 31, 2013.  The decrease in net working capital resulted primarily from the addition of notes payable related to the acquisition of entities closed on May 2, 2014, offset by an increase in cash and receivables of $2,692,773.

Cash provided by operating activities was $2,399,586 during the six months ended June 30, 2014 versus cash used in operating activities of $693,446 during the six months ended June 30, 2013.

Cash Used in investing activities was $5,100,800 for the six months ended June 30, 2014 versus cash provided of $175,570 in the six months ended June 30, 2013. Cash used during the six months ended June 30, 2014 was primarily the purchases of patents and patents rights in transactions entered into on May 2, 2014 and June 17, 2014.

Cash provided by financing activities was $5,588,988 during the six months ended June 30, 2014 versus $5,055,000 during the six months ended June 30, 2013.  Cash provided by financing activities for the six months ended June 30, 2014 resulted from the private placement of securities issued on May 1, 2014.

Management believes that the balance of cash and cash equivalents of $6,498,035 at June 30, 2014 is sufficient to continue to fund the Company’s current operations at least through October 2015.  However, the Company’s operations are subject to various risks and there is no assurance that changes in the operations of the Company will not require the Company to raise additional cash sooner than planned in order to continue uninterrupted operations.  In that event, the Company would seek to raise additional capital from the sale of the Company’s securities, from borrowing or from other sources.  Should the Company seek to raise capital from the issuances of its securities, such transactions would be subject to the risks of the market for the Company’s securities at the time.

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

With respect to the quarterly period ended June 30, 2014, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s management has concluded that certain disclosure controls and procedures were not effective as of June 30, 2014 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

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

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In connection with the transaction contemplated in this Current Report on Form 8-K, the Company issued 1,023,579 shares of Series A Preferred, 391,000 shares of Series B Preferred and PIPE Warrants to purchase an aggregate of 255,895 shares of Common Stock.  Upon conversion of the preferred Stock and the warrants, you will experience dilution.  We currently have 5,613,902 shares of Common Stock outstanding.  Assuming full conversion of the preferred stock and the exercise of the PIPE Warrants, the number of shares of our Common Stock outstanding will increase 1,641,628 shares from 5,613,902 shares of Common Stock outstanding to 7,284,376 shares of Common Stock outstanding.

The rights of the holders of the Company’s Common Stock will be subordinate to our creditors and to the holders of our preferred stock in a liquidation and the Series A Certificate of Designation contains certain covenants against the incurrence of indebtedness which could affect our business.

In connection with the transaction contemplated in this Current Report on Form 8-K, the Company issued three promissory notes in the aggregate principal amount of $5,000,000 (which increased to $6,000,000 as such promissory notes were not paid in full on or prior to June 30, 2014) and preferred stock and warrants.  The promissory notes each mature on October 30, 2014.

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

In July 2014, share of our common stock have been approved for uplisting to The NASDAQ Stock Market LLC.

Our common stock may be delisted from The NASDAQ Stock Market LLC if we fail to comply with continued listing standards.

Our common stock is currently traded on The NASDAQ Stock Market LLC under the symbol “MARA.”  If we fail to meet any of the continued listing standards of The NASDAQ Stock Market LLC, our common stock could be delisted from The NASDAQ Stock Market LLC.  These continued listing standards include specifically enumerated criteria, such as:

●	a $1.00 minimum closing bid price;
●	stockholders’ equity of $2.5 million;
●	500,000 shares of publicly-held common stock with a market value of at least $1 million;
●	300 round-lot stockholders; and
●	compliance with NASDAQ’s corporate governance requirements, as well as additional or more stringent criteria that may be applied in the exercise of NASDAQ’s discretionary authority.

We could fail in future financing efforts or be delisted from NASDAQ if we fail to receive stockholder approval when needed.

We are required under the NASDAQ rules to obtain stockholder approval for any issuance of additional equity securities that would comprise more than 20% of the total shares of our common stock outstanding before the issuance of such securities sold at a discount to the greater of book or market value in an offering that is not deemed to be a “public offering” by NASDAQ.  Funding of our operations and acquisitions of assets may require issuance of additional equity securities that would comprise more than 20% of the total shares of our common stock outstanding, but we might not be successful in obtaining the required stockholder approval for such an issuance.  If we are unable to obtain financing due to stockholder approval difficulties, such failure may have a material adverse effect on our ability to continue operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

3.1
Certificate of Designations of Series A Convertible Preferred Stock of Marathon Patent Group, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2014).

3.2
Certificate of Designations of Series B Convertible Preferred Stock of Marathon Patent Group, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2014).

10.1
Independent Director Agreement between the Company and Edward Kovalik dated April 14, 2014 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 18, 2014)

10.2
Marathon Opportunity Agreement between the Company and Erich Spangenberg dated May 2, 2014 (Incorporated by reference to Exhibit 10.69 to the Company’s Registration Statement on Form S-1, filed with the SEC on June 24, 2014)

10.3	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2014)
10.4	Form of PIPE Warrant (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2014).
10.5	Form of PIPE Registration Rights Agreement dated May 1, 2014 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2014).
10.6
Purchase Agreement between the Company, TechDev, SFF and DA Acquisition LLC dated May 2, 2014 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2014).

10.7
Purchase Agreement the Company, Granicus, SFF and IP Liquidity Ventures Acquisition LLC dated May 2, 2014 (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2014).

10.8
Purchase Agreement the Company, TechDev, SFF and Sarif Biomedical Acquisition LLC dated May 2, 2014 (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2014).

10.9	Pay Proceeds Agreement dated May 2, 2014 (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2014).
10.10	Acquisition Registration Rights Agreement dated May 2, 2014 (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2014).
10.11	Promissory Note between the Company, TechDev and SFF dated May 2, 2014 (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2014).
10.12	Promissory Note between the Company, Granicus and SFF dated May 2, 2014 (Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2014).
10.13	Promissory Note between the Company, TechDev and SFF dated May 2, 2014 (Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2014).
10.14	Executive Employment Agreement by and between the Company and Francis Knuettel II dated May 15, 2014 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 15, 2014)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Document
101.def	XBRL Taxonomy Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

* Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2014

MARATHON PATENT GROUP, INC.

By:	/s/ Doug Croxall
Name: Doug Croxall
Title: Chief Executive Officer and Chairman
(Principal Executive Officer)

By:	/s/ Francis Knuettel II
Name: Francis Knuettel II
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)