Form 10-K/A
period 2013-12-31
Marathon Patent Group, Inc.
filed 2014-09-12
CIK 1507605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 3)

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

EXPLANATORY NOTE

We are filing this Amendment No. 3 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2014 (the “Original Filing”). We are filing this Amendment No. 3 solely to include the revised auditor’s consent on Exhibit 23.1 which covers all of the financial statements presented in the filing including the balance sheets in response to communications with the SEC.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits 31 and 32 to this Form 10-K/A.

This Amendment No. 3 does not change any of the other information contained in the Original Filing. Other than as specifically set forth herein, this Amendment No. 3 continues to speak as of the date of the Original Filing and we have not updated or amended the disclosures contained therein to reflect events that have occurred since the date of the Original Filing. Accordingly, this Amendment No. 3 should be read in conjunction with our filings made with the SEC subsequent to the date of the Original Filing.

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

(a)(3) Exhibits

See Exhibit Index attached hereto and incorporated by reference herein.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on December 9, 2011)
3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on December 9, 2011)
3.3	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on February 20, 2013)
3.4	Certificate of Amendment to Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on July 19, 2013)
3.5
Certificate of Designations of Series A Convertible Preferred Stock of Marathon Patent Group, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2014)

3.6
Certificate of Designations of Series B Convertible Preferred Stock of Marathon Patent Group, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2014)

3.7
Certificate of Correction to the Certificate of Designation of Series A Convertible Preferred Stock of Marathon Patent Group, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 2, 2014)

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

10.59	Amendment to the Patent Purchase Agreement by and between Delphi Technologies, Inc. and Loopback Technologies, Inc. dated December 16, 2013 +
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

Date: September 12, 2014

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

Signature	Title	Date

/s/ Doug Croxall	Chief Executive Officer and Chairman (Principal Executive Officer)	September 12, 2014
Doug Croxall

/s/ Francis Knuettel II	Chief Financial Officer (Principal Financial and Accounting Officer)	September 12, 2014
Francis Knuettel II

/s/ John Stetson	Executive Vice President, Secretary and Director	September 12, 2014
John Stetson

Director
Stuart Smith

Director
Edward Kovalik

/s/ William Rosellini	Director	September 12, 2014
William Rosellini