Form 10-Q
period 2014-09-30
Marathon Patent Group, Inc.
filed 2014-11-12
CIK 1507605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 6,789,905 shares of common stock are issued and outstanding as of November 7, 2014.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, “Marathon Patent Group, Inc.,” “we,” “us,” “our” and similar terms refer to Marathon Patent Group, Inc., a Nevada corporation, and subsidiaries.

-i-

Item 1. Financial Statements

MARATHON PATENT GROUP, INC. AND SUBSIDIAfRIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash	$5,556,584	$3,610,262
Accounts receivable - net	10,510,000	270,000
Marketable securities - available for sale securities	-	6,250
Prepaid expenses and other current assets	340,456	752,931
Total current assets	16,407,040	4,639,443

Other assets:
Property and equipment, net	13,026	13,640
Intangible assets, net	33,514,365	6,157,659
Deferred tax assets	1,949,401	-
Goodwill	1,606,800	2,144,488
Total other assets	37,083,592	8,315,787

Total Assets	$53,490,632	$12,955,230
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,665,707	$754,945
Clouding IP earn out - current portion	2,148,000	-
Income tax payable	467,997	-
Notes payable	6,062,500	-
Total current liabilities	14,344,204	754,945

Long-term liabilities
Clouding IP earn out, long-term portion	10,967,000	-
Total long-term liabilities	10,967,000	-

Liabilities of discontinued operations	-	30,664
Total liabilities	25,311,204	785,609

Stockholders' Equity:
Series A Convertible Preferred Stock, $.0001 par value, 50,000,000 shares authorized: 1,008,194 and 0 issued and outstanding at September 30, 2014 and December 31, 2013	101	-
Series B Convertible Preferred Stock, $.0001 par value, 50,000,000 shares authorized: 391,000 and 0 issued and outstanding at September 30, 2014 and December 31, 2013	39	-
Common stock, ($.0001 par value; 200,000,000 shares authorized; 5,799,448 and 5,489,593 issued and outstanding at September 30, 2014 and December 31, 2013	580	549
Additional paid-in capital	35,709,773	22,673,287
Accumulated other comprehensive income - marketable securities available for sale	-	(6,250)
Accumulated deficits	(7,531,065)	(10,487,469)

Total Marathon Patent Group, Inc. equity	28,179,428	12,180,117

Non-controlling interest in subsidiary	-	(10,496)

Total stockholders' equity	28,179,428	12,169,621

Total liabilities and stockholders' equity	$53,490,632	$12,955,230

The accompanying notes are an integral part of these consolidated financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$13,455,472	$710,500	$20,059,972	$2,235,479

Cost of revenues (cost of revenue is exclusive of patent amortization expenses)	5,584,542	403,013	8,448,954	687,638

Gross profit	7,870,930	307,487	11,611,018	1,547,841

Expenses
Amortization of patents and website	1,480,311	384,977	2,872,638	860,657
Compensation and related taxes	824,165	470,786	2,266,283	1,938,814
Consulting fees	785,601	269,012	1,550,155	444,921
Professional fees	408,280	116,373	933,751	564,597
General and administrative	166,216	108,278	380,400	315,260
Total operating expenses	3,664,573	1,349,426	8,003,227	4,124,249

Operating income (loss) from continuing operations	4,206,357	(1,041,939)	3,607,791	(2,576,408)

Other income (expenses)
Other income	4,187	-	4,187	-
Other expense	(24,994)	-	(25,764)	-
Realized loss - available for sale	-	(38,819)	-	(38,819)
Impairment of goodwill	(2,144,488)	-	(2,144,488)	-
Interest income	138	474	632	1,114
Interest expense	-	(243)	(20)	(702)
Total other income (expenses)	(2,165,157)	(38,588)	(2,165,453)	(38,407)

Income (loss) from continuing operations before benefit for income taxes	2,041,200	(1,080,527)	1,442,338	(2,614,815)

Income tax benefit	1,481,404	-	1,481,404	-

Income (loss) from continuing operations	3,522,604	(1,080,527)	2,923,742	(2,614,815)

Discontinued operations:
Income from discontinued operations, net of tax	-	145,207	-	263,460

Net Income (loss)	3,522,604	(935,320)	2,923,742	(2,351,355)
Deemed dividends related to beneficial conversion feature of Series A Convertible Preferred Stock	-	-	(1,271,492)	-

Net income (loss) available to common shareholders	3,522,604	(935,320)	1,652,250	(2,351,355)

Income (loss) per common share, basic:
Income (loss) from continuing operations	$0.61	$(0.21)	$0.52	$(0.60)
Income from discontinued operations	-	0.03	-	0.06
	$0.61	$(0.18)	$0.52	$(0.54)

Income (loss) per common share, diluted:
Income (loss) from continuing operations	$0.44	$(0.21)	$0.39	$(0.60)
Income from discontinued operations	-	0.03	-	0.06
	$0.44	$(0.18)	$0.39	$(0.54)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - Basic	5,750,250	5,227,840	5,598,687	4,330,208
OUTSTANDING - Diluted	7,983,227	5,227,840	7,463,252	4,330,208

The accompanying notes are an integral part of these consolidated financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE NINE MONTHS	FOR THE NINE MONTHS
	ENDED	ENDED
	SEPTEMBER 30, 2014	SEPTEMBER 30, 2013
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$2,923,742	$(2,351,355)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	4,357	1,944
Amortization of patents and website	2,872,638	860,657
Amortization of expenses connected to equity to be issued for services	355,711	121,564
Net reversal of expense related to forfeiture of unvested stock	(179,708)	-
Impairment of Goodwill	2,144,488	-
Deferred tax asset	(1,949,401)	-
Income tax payable	467,997	-
Stock based compensation relating to warrants	31,182	94,930
Stock based compensation	2,070,813	1,347,774
Non-cash revenue	-	(1,000,000)
Non-cash other income	(3,930)	-
Realized loss - available for sale	-	38,819
Gain on sale of assets of discontinued operations	-	(168,216)
Other non-cash adjustments	24,994	-

Changes in operating assets and liabilities
Accounts receivable	(10,182,950)	(330,000)
Assets of discontinued operations - current portion	-	82,145
Prepaid expenses and other current assets	(207,182)	39,000
Accounts payable and accrued expenses	4,860,286	315,394

Net cash provided by (used in) operating activities	3,233,037	(947,344)

Cash flows from investing activities:
Acquisition of patents	(6,850,800)	(1,950,000)
Purchase of property, equipment, and other intangible assets	(24,903)	(10,000)
Proceeds received from sale of marketable securities	-	129,397
Sale of real estate property (discontinued operations)	-	1,052,320
Capitalized cost related to improvements of real estate property (discontinued operations)	-	(16,750)
Net cash used in investing activities	(6,875,703)	(795,033)

Cash flows from financing activities:
Payment on note payable in connection with the acquisition of IP Liquidity	(937,500)	-
Payment on note payable in connection with the acquisition of Cyberfone Systems, LLC	-	(500,000)
Proceeds from sale of preferred and common stock, net of issuance costs	6,388,266	5,752,596
Cash received upon exercise of warrant	138,222	-
Net cash provided by financing activities	5,588,988	5,252,596

Net increase in cash	1,946,322	3,510,219

Cash at beginning of period	3,610,262	2,354,169

Cash at end of period	$5,556,584	$5,864,388

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$20	$702

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in connection with the acquisition of Cyberfone Systems, LLC	$-	$2,280,000
Common stock issued in connection with the acquisition of Clouding Corp	$281,000	$-
Earn-out liability in connection with the acquisition of Clouding Corp	$13,119,000	$-
Common stock granted in connection with the acquisition of TLI Communications, LLC	$817,800	$-
Series B Convertible Preferred Stock issued in connection with the acquisition of Dynamic Advances LLC	$1,403,690	$-
Series B Convertible Preferred Stock issued in connection with the acquisition of IP Liquidity Ventures, LLC	$1,403,690	$-
Common stock issued in connection with the acquisition of Selene Communication Technologies	$980,000	$-
Value of warrants pertaining to equity issuance	$11,595	$11,595
Notes payable issued in connection with the acquisition of IP Liquidity Ventures, LLC, Dynamic Advances, LLC, Selene Communication Technologies, LLC, and Clouding Corp	$7,000,000	$-
Common Stock issued for prepaid services	$(298,301)	$441,256
Acquisition of patents in connection with a non-cash settlement	$-	$1,000,000

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

The Company’s business is to acquire patents and patent rights and to monetize the value of those assets to generate revenue and profit for the Company.  The Company acquires patents and patent rights from their owners, who range from individual inventors to Fortune 500 companies.  Part of the Company’s acquisition strategy is to acquire or invest in patents and patent rights that cover a wide-range of subject matter, which allows the Company to achieve the benefits of a growing diversified portfolio of assets.  Generally, the patents and patent rights that the Company acquires are characterized by having large identifiable companies who are or have been using technology that infringes on the Company’s patents and patent rights.  The Company generally monetizes its portfolio of patents and patent rights by entering into license discussions, and if that is unsuccessful, initiates enforcement activities against any infringing parties with the objective of entering into a standard form of comprehensive settlement and license agreement that may include the granting of non-exclusive retroactive and future rights to use the patented technology, a covenant not to sue, a release of the party from certain claims, the dismissal of any pending litigation and other terms that are appropriate in the circumstances.  The Company’s strategy has been developed with the expectation that it will result in a long-term, diversified revenue stream for the Company.

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

On September 16, 2014, the board of directors of the Company approved and adopted, subject to shareholder approval on or prior to September 16, 2015, the Company’s 2014 Equity Incentive Plan.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The unaudited consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and present the consolidated financial statements of the Company and its wholly-owned subsidiaries. In the preparation of consolidated financial statements of the Company, all intercompany transactions and balances were eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company's consolidated financial position as of September 30, 2014, and the results of operations and cash flows for the three and nine months ended September 30, 2014 have been included. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year. Other than where noted, the accounting policies and procedures employed in the preparation of these consolidated financial statements have been derived from the audited financial statements of the Company for the year ended December 31, 2013, which are contained in Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2014. The consolidated balance sheet as of December 31, 2013 was derived from those financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. The Company’s accounts at this institution are insured up to $250,000 by the Federal Deposit Insurance Corporation ("FDIC"). As of September 30, 2014, the Company had bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management include, but are not limited to, estimating the useful lives of patent assets, the assumptions used to calculate fair value of warrants and options granted, goodwill impairment, realization of long-lived assets, deferred income taxes, unrealized tax positions and business combination accounting.

Accounts Receivable

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote.  At September 30, 2014 and December 31, 2013, the allowance for bad debt was $0 and $57,050, respectively. Accounts receivable-net at September 30, 2014 and December 31, 2013, amounted to $10,510,000 and $270,000, respectively.  All accounts receivable, less taxes and transaction fees, have been received.

Concentration of Revenue and Geographic Area

Patent license revenue from enforcement activities is considered United States revenue as payments are for licenses for United States operations irrespective of the location of the licensee's or licensee's parent home domicile. As of September 30, 2014, two licenses accounted for 100% of the Company’s total accounts receivable. Revenues from five licenses accounted for 100% of the Company’s operating revenues for the three months ended September 30, 2014, two of which accounted for 99.6% of the Company’s revenues for the three months ended September 30, 2014.

While the Company has a growing portfolio of patents, the Company has historically received a significant portion of its revenue and expects that a significant portion of its future revenues were and will be based on one-time grants of similar non-recurring, non-exclusive, non-assignable licenses to a relatively small number of entities and their affiliates. Further, with the expected small number of firms with which the Company enters into license agreements, and the amount and timing of such license agreements, the Company also expects that its revenues may be highly variable from one period to the next.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 605, “Revenue Recognition”. Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been substantially performed, (iii) amounts are fixed or determinable and (iv) collectability of amounts is reasonably assured.

The Company considers its licensing and enforcement activities as one unit of accounting under ASC 605-25, “Multiple-Element Arrangements” as the delivered items do not have value to customers on a standalone basis, there are no undelivered elements and there is no general right of return relative to the license. Under ASC 605-25, the appropriate recognition of revenue is determined for the combined deliverables as a single unit of accounting and revenue is recognized upon delivery of the final elements, including the license for past and future use, and the release.

Also, due to the fact that the settlement element and license element for past and future use are the major central business, the Company does not present these two elements as different revenue streams in its statement of operations. The Company does not expect to provide licenses that do not provide some form of settlement or release. The Company derived all of its revenues for the three months ended September 30, 2014 from the one-time issuance of non-recurring, non-exclusive, non-assignable licenses to five different entities and their affiliates for certain of the Company’s patents.

The Company’s subsidiaries entered into five license agreements during the three months ended September 30, 2014.

On July 21, 2014, Cyberfone Systems, LLC (“Cyberfone”), a wholly owned subsidiary of the Company, entered into a Settlement and License Agreement with a single corporate licensee. On July 28, 2014, Selene Communication Technologies, LLC (“Selene”), a wholly owned subsidiary of the Company, entered into a License Agreement with a single corporate licensee.  On July 30, 2014, Cyberfone, entered into a Settlement Agreement with a single corporate licensee.  On September 30, 2014, Selene entered into a Patent License and License Option Agreement with RPX Corporation, a Delaware corporation (“RPX”). On September 30, 2014, Clouding Corp., a wholly owned subsidiary of the Company, entered into a Patent License and License Option Agreement with RPX.

Cost of Revenue

Cost of revenue mainly includes expenses incurred in connection with the Company’s patent enforcement activities, such as legal fees, consulting costs, patent maintenance, royalty fees for acquired patents and other related expenses. Cost of revenue does not include patent amortization expenses, which are included as a separate line item in operating expenses and cost of revenue also does not include expenses related to product development, integration or support, as these are included in general and administrative expenses.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets of $340,456 and $752,931 at September 30, 2014 and December 31, 2013, respectively, consist primarily of costs paid for future services, which will occur within a year. Prepaid expenses include prepayments in cash and equity instruments for public relation services, business advisory, consulting, and prepaid insurance, which are being amortized over the terms of their respective agreements. In addition, prepaid expenses and other current assets include outstanding litigation bonds, which are bonds entered into in Germany after the first instance of litigation of some of the Company’s patents in German courts.

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

The carrying amounts reported in the consolidated balance sheet for cash, accounts receivable, accounts payable, and accrued expenses, approximate their estimated fair market value based on the short-term maturity of these instruments. The carrying value of notes payable and other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to the Company.

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

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion and examination by a taxing authority without being legally extinguished. For tax position considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely that not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The federal and state income tax returns of the Company are subject to examination by the Internal Revenue Service and state taxing authorities, generally for three years after they were filed. The Company is in the process of filing the previous year’s tax returns. After review of the prior year financial statements and the results of operations through September 30, 2014, the Company has recorded a deferred tax asset in the amount of $1,949,401, from which the Company expects to realize benefits in the future, and an income tax payable of $467,997.

Basic and Diluted Net Earnings (Loss) per Share

Net earnings (loss) per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings (loss) per share does not include dilutive common stock equivalents in the weighted average shares outstanding, as they would be anti-dilutive. The Company has options to purchase 1,023,846 shares of common stock and warrants to purchase 874,713 shares of common stock (including for those warrants issued in the Private Placement closing on May 1, 2014) outstanding at September 30, 2014, which were excluded from the computation of diluted shares outstanding, as they would have had an anti-dilutive impact on the Company’s net loss.

The following table sets forth the computation of basic and diluted loss per share:

	For the Three Months ended September 30, 2014	For the Three Months ended September 30, 2013	For the Nine Months ended September 30, 2014	For the Nine Months ended Septemeber 30, 2013

Income (Loss) from Continuing Operations	$3,522,604	$(1,080,527)	$2,923,742	$(2,614,815)
Income from discontinued Operations	$-	$145,207	$-	$263,460

Denominator
Denomintor for basic and diluted loss per share
(Weighted-average shares - Basic)	5,750,250	5,227,840	5,598,687	4,330,208
(Weighted-average shares - Diluted)	7,983,227	5,227,840	7,463,252	4,330,208

Earnings (Loss) per common share, basic:
Income (Loss) from continuing operations	$0.61	$(0.21)	$0.52	$(0.60)
Income from discontinued operations	$-	$0.03	$-	$0.06

Earnings (Loss) per common share, diluted:
Income (Loss) from continuing operations	$0.44	$(0.21)	$0.39	$(0.60)
Income from discontinued operations	$-	$0.03	$-	$0.06

Intangible Assets

Intangible assets include the development of the Company’s website and patents purchased and recorded based on the cost to acquire them. These assets are amortized over their remaining estimated useful lives. Useful lives of intangible assets are periodically evaluated for reasonableness and the assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may no longer be recoverable.

Goodwill

Goodwill is tested for impairment at the reporting unit level at least annually, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  When conducting its annual goodwill impairment assessment, the Company initially performs a qualitative evaluation of whether it is more likely than not that goodwill is impaired. If it is determined by a qualitative evaluation that it is more likely than not that goodwill is impaired, the Company then applies a two-step impairment test. The two-step impairment test first compares the fair value of the Company’s reporting unit to its carrying or book value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the reporting unit exceeds its fair value, the Company determines the implied fair value of the reporting unit’s goodwill and if the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded in the consolidated statement of operations.  As at September 30, 2014, a qualitative evaluation of the goodwill in accordance with ASC 350 indicated that the fair value of CyberFone was less than its carrying amount, including goodwill. That conclusion was based in the large number of defendants that have already been released from the case and various financial metrics.  The Company then conduced an analysis of the revenue forecast of the remaining defendants and discounted for time and risk.  This quantitative test indicated that the fair value of CyberFone was less than its carrying value and that there was an implied fair value for goodwill of zero. Consequently the second step of the impairment resulted in the determination of an impairment loss in the amount of $2,144,488, which was charged to the consolidated statements of operations for the three and nine months ended September 30, 2014.

Other Intangible Assets

In accordance with ASC 350-30-65, “Intangibles - Goodwill and Others”, the Company assesses the impairment of identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers to be important which could trigger an impairment review include the following:

1.	Significant underperformance relative to expected historical or projected future operating results;
2.	Significant changes in the manner of use of the acquired assets or the strategy for the overall business;
3.	Significant negative industry or economic trends; and
4.	Significant reduction or exhaustion of the potential licenses of the patents which gave rise to the goodwill.

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

Impairment of Long-lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the ASC 360 “Property, Plant and Equipment”.  The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of long-lived assets may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows expected to be generated by the asset. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The Company did not record any impairment charges on its long-lived assets during the three months ended September 30, 2014 and 2013.

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

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date. As stock-based compensation expense is recognized based on awards expected to vest, forfeitures are also estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the three months ended September 30, 2014, expected forfeitures are immaterial. The Company will re-assess the impact of forfeitures if actual forfeitures increase in future quarters.

Reclassification

The accompanying consolidated balance sheet at September 30, 2014 reflects a reclassification of $1,271,492 to additional paid-in capital and accumulated deficits.  The reclassification had no impact on previously issued net income (loss) or Total Shareholders Equity.

Recent Accounting Pronouncements

In May 2014, the Financial Accountings Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and shall take effective on January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method and the early application of the standard is not permitted. The Company is presently evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures and has not yet selected a transition method.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern. This standard update provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new guidance is effective for all annual and interim periods ending after December 15, 2016. The new guidance will not have an impact on the Company's consolidated financial statements.

NOTE 3 – ACQUISITIONS

CyberFone

On April 22, 2013, CyberFone Acquisition Corp., a Texas corporation and newly formed wholly owned subsidiary of the Company (“Acquisition Corp”) entered into a merger agreement (“CyberFone Merger Agreement”) with CyberFone Systems, LLC (“CyberFone”), TechDev Holdings, LLC (“TechDev”) and The Spangenberg Family Foundation for the Benefit of Children’s Healthcare and Education (“SFF” and together with TechDev, “CyberFone Sellers”).  TechDev and SFF owned 100% of the membership interests of CyberFone Systems.

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

Pursuant to the terms of the CyberFone Merger Agreement, CyberFone merged with and into Acquisition Corp. with CyberFone surviving the merger as the wholly owned subsidiary of the Company.  The Company (i) issued 461,538 post-split (6,000,000 pre-split) shares of common stock to the CyberFone Sellers, (ii) paid the CyberFone Sellers $500,000 cash and (iii) issued a $500,000 promissory note to TechDev.  The Company valued these common shares at the fair market value on the date of grant at $4.94 post-split ($0.38 pre-split) per share or $2,280,000. The note was non-interest bearing and was due on June 22, 2013, subject to acceleration in the event of default.  The Company may prepay the note at any time without premium or penalty. On June 21, 2013, the Company paid $500,000 to TechDev in satisfaction of the note. The transaction resulted in a business combination and caused CyberFone to become a wholly-owned subsidiary of the Company.

In addition to the payments described above, within 30 days following the end of each calendar quarter (commencing with the first full calendar quarter following the calendar quarter in which CyberFone recovers $4 million from licensing or enforcement activities related to the patents), CyberFone will be required to pay out a certain percentage of such recoveries.

The Company accounted for the acquisition utilizing the purchase method of accounting in accordance with ASC 805 “Business Combinations”. The Company is the acquirer for accounting purposes and CyberFone is the acquired company.  Accordingly, the Company applied push–down accounting and adjusted to fair value all of the assets and liabilities directly on the financial statements of the Company subsidiary. The net purchase price paid by the Company was allocated to assets acquired and liabilities assumed on the records of the Company as follows:

Intangible assets	$1,135,512
Goodwill	2,144,488
Net purchase price	$3,280,000

Per the disclosure set forth above, the Company determined at September 30, 2014 that the goodwill was impaired and an impairment loss in the amount of $2,144,488 was charged to the consolidated statements of operations.

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

Dynamic Advances

Pursuant to the DA Agreement, the Company acquired 100% of the limited liability company membership interests of Dynamic Advances, LLC, a Texas limited liability company, in consideration for: (i) two cash payments of $2,375,000, one payment due at closing and the other payment due on or before September 30, 2014, with such second payment being subject to increase to $2,850,000 if not made on or before June 30, 2014; and (ii) 195,500 shares of the Company’s Series B Convertible Preferred Stock.  Under the terms of the DA Agreement, TechDev and SFF are entitled to possible future payments for a maximum consideration of $250,000,000 pursuant to the Pay Proceeds Agreement described below. Dynamic Advances, LLC holds exclusive license to monetize certain patents owned by a third party.

On May 2, 2014, the Company issued TechDev and SFF a promissory note in order to evidence the second cash payment due under the terms of the DA Agreement in the amount of $2,375,000 due on or before September 30, 2014, with such amount due under the terms of the promissory note being subject to increase to $2,850,000 if the Company’s payment pursuant to the terms of the DA Agreement are not made on or before June 30, 2014. The promissory note matured on September 30, 2014; effective September 30, 2014, TechDev and SFF extended the maturity to March 31, 2015 in return for a payment of $249,375, payable within thirty days. The payment for this extension of the maturity date was made on October 10, 2014. The promissory note does not otherwise include any interest payable by the Company. Since the Company did not make the payment on the promissory note prior to June 30, 2014, the Company included in the consideration paid for Dynamic Advances the promissory note balance of $2,850,000.  Further, the Company had the Series B Convertible Preferred Stock valued by a third party firm that determined, based on the rights and privileges of the Series B Convertible Preferred Stock, that it was on par with the value of the Company’s Common Stock.  The total amount of consideration paid by the Company for Dynamic Advances, including capitalized costs associated with the purchase, was $6,653,078.

After evaluating the facts and circumstances of the purchase, the Company determined that this was an asset purchase. In coming to its conclusion, the Company reviewed the status of the assets, the historical activity and the absence of any employees, licenses, revenues, and any other assets other than the IP Assets.  Further, as there are no assumed licensees or historical revenues, the Company is not certain that it will be able to obtain access to customers pursuant to AC 805-10-55-7.

IP Liquidity

Pursuant to the IP Liquidity Agreement, the Company acquired 100% of the limited liability company membership interests of IP Liquidity Ventures, LLC, a Delaware limited liability company, in consideration for: (i) two cash payments of $2,375,000, one payment due at closing and the other payment due on or before September 30, 2014, with such second payment being subject to increase to $2,850,000 if not made on or before June 30, 2014; and (ii) 195,500 shares of the Company’s Series B Convertible Preferred Stock.  Under the terms of the IP Liquidity Agreement, Granicus and SFF are entitled to possible future payments for a maximum consideration of $250,000,000 pursuant to the Pay Proceeds Agreement described below.  IP Liquidity Ventures, LLC holds contract rights to the proceeds from the monetization of certain patents owned by a number of third parties.

On May 2, 2014, the Company issued Granicus and SFF a promissory note in order to evidence the second cash payment due under the terms of the IP Liquidity Agreement in the amount of $2,375,000 due on or before September 30, 2014, with such amount due under the terms of the promissory note being subject to increase to $2,850,000 if the Company’s payment pursuant to the terms of the IP Liquidity Agreement are not made on or before June 30, 2014. The promissory note matured on September 30, 2014; effective September 30, 2014, Granicus and SFF extended the maturity to March 31, 2015 in return for a payment of $249,375, payable within thirty days. The payment for this extension of the maturity date was made on October 10, 2014.The promissory note does not otherwise include any interest payable by the Company. Since the Company did not make the payment on the promissory note prior to June 30, 2014, the Company included in the consideration paid for IP Liquidity the promissory note balance of $2,850,000.  Further, the Company had the Series B Convertible Preferred Stock valued by a third party firm that determined, based on the rights and privileges of the Series B Convertible Preferred Stock that it was on par with the value of the Company’s Common Stock. The total amount of consideration paid by the Company for IP Liquidity, including capitalized costs associated with the purchase, was $6,653,078.

After evaluating the facts and circumstances of the purchase, the Company determined that this was an asset purchase. In coming to its conclusion, the Company reviewed the status of the assets, the historical activity and the absence of any employees, licenses, revenues, and any other assets other than the IP Assets.  Further, as there are no assumed licensees or historical revenues, the Company is not certain that it will be able to obtain access to customers pursuant to AC 805-10-55-7.

Sarif Biomedical

Pursuant to the Sarif Agreement, the Company acquired 100% of the limited liability company membership interests of Sarif Biomedical, LLC, a Delaware limited liability company, in consideration for two cash payments of $250,000, one payment due at closing and the other payment due on or before September 30, 2014, with such second payment being subject to increase to $300,000 if not made on or before June 30, 2014.  Under the terms of the Sarif Agreement, TechDev is entitled to possible future payments for a maximum consideration of $250,000,000 pursuant to the Pay Proceeds Agreement described below. Sarif Biomedical, LLC holds ownership rights to certain patents.

On May 2, 2014, the Company issued TechDev a promissory note in order to evidence the second cash payment due under the terms of the Sarif Agreement in the amount of $250,000 due on or before September 30, 2014, with such amount due under the terms of the promissory note being subject to increase to $300,000 if the Company’s payment pursuant to the terms of the Sarif Agreement are not made on or before September 30, 2014. The promissory note matured on September 30, 2014; effective September 30, 2014, TechDev extended the maturity to March 31, 2015 in return for a payment of $26,250, payable within thirty days. The payment for this extension of the maturity date was made on October 10, 2014.The promissory note does not otherwise include any interest payable by the Company. Since the Company did not make the payment on the promissory note prior to June 30, 2014, the Company included in the consideration paid for Dynamic Advances the higher principal amount of the promissory note. The total amount of consideration paid by the Company for Sarif Biomedical, including capitalized costs associated with the purchase, was $552,024.

After evaluating the facts and circumstances of the purchase, the Company determined that this was an asset purchase. In coming to its conclusion, the Company reviewed the status of the assets, the historical activity and the absence of any employees, licenses, revenues, and any other assets other than the IP Assets. Further, as there are no assumed licensees or historical revenues, the Company is not certain that it will be able to obtain access to customers pursuant to AC 805-10-55-7.

Dynamic Advances, IP Liquidity and Sarif Biomedical

Pursuant to the Pay Proceeds Agreement, the Company may pay the sellers a percentage of the net recoveries (gross revenues minus certain defined expenses) that the Company makes with respect to the assets held by the entities that the Company acquired pursuant to the DA Agreement, the IP Liquidity Agreement and the Sarif Agreement (the “IP Assets”).  Under the terms of the Pay Proceeds Agreement, if the Company recovers $10,000,000 or less with regard to the IP Assets, then nothing is due to the sellers; if the Company recovers between $10,000,000 and $40,000,000 with regard to the IP Assets, then the Company shall pay 40% of the net proceeds of such recoveries to the sellers; and if the Company recovers over $40,000,000 with regard to the IP Assets, the Company shall pay 50% of the net proceeds of such recoveries to the sellers.  In no event will the total payments made by the Company under the Pay Proceeds Agreement exceed $250,000,000.

Pursuant to a Registration Rights Agreement with the sellers (the “Acquisition Registration Rights Agreement”), the Company agreed to file a “resale” registration statement with the SEC covering at least 10% of the registrable shares of the Company’s Series B Convertible Preferred Stock issued to the sellers under the terms of the DA Agreement and the IP Liquidity Agreement, at any time on or after November 2, 2014 upon receipt of a written demand from the sellers which describes the amount and type of securities to be included in the registration and the intended method of distribution thereof.  The Company shall not be required to file more than three such registration statements not more than 60 days after the receipt of each such written demand from the sellers.

TechDev and Mr. Erich Spangenberg (the founder of IP Nav) and his spouse Audrey Spangenberg have jointly filed a Schedule 13G and are deemed to be affiliates of the Company.

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

Pursuant to the terms of the Selene Interests Sale Agreement, Selene merged with and into Acquisition LLC with Selene surviving the merger as the wholly owned subsidiary of the Company.  The Company (i) issued 100,000 shares of common stock to the Selene Sellers and (ii) paid the Selene Sellers $50,000 cash.  The Company valued these common shares at the fair market value on the date of grant at $9.80 per share or $980,000. The transaction resulted in a business combination and caused Selene to become a wholly-owned subsidiary of the Company.

The Company accounted for the acquisition as a business combination in accordance with ASC 805 “Business Combinations” in which the Company is the acquirer for accounting purposes and Selene is the acquired company.  The Company engaged a third party valuation firm to determine the fair value of the assets purchases, and the net purchase price paid by the Company was subsequently allocated to assets acquired and liabilities assumed on the records of the Company as follows:

Intangible assets	$990,000
Net working capital	37,000
Goodwill	3,000
Net purchase price	$1,030,000

Clouding Corp.

On August 29, 2014, the Company entered into a patent purchase agreement (the “Clouding Agreement”) between Clouding Corp., a Delaware corporation and a wholly owned subsidiary of the Company (“Clouding”) and Clouding IP, LLC, a Delaware limited liability company (“Clouding IP”), pursuant to which Clouding acquired a portfolio of patents from Clouding IP. Clouding owns patents related to network and data management technology.

The Company paid Clouding IP (i) $1.4 million in cash, (ii) $1.0 million in the form of a promissory note issued by the Company that matures on October 31, 2014, (iii) 25,000 shares of its restricted common stock valued at $281,000 and (iv) fifty percent (50%) of the net recoveries (gross revenues minus certain defined expenses) in excess of $4.0 million in net revenues that the Company makes with respect to the patents purchased from Clouding IP. The Company valued the Common Stock at the fair market value on the date of the Interests Sale Agreement at $11.24 per share or $281,000 and the promissory note was paid in full prior to October 31, 2014.  The revenue share under item (iv) above was booked as an earn out liability on the balance sheet in accordance with the appraisal of the consideration and intangible value.  The Company booked a payable to the sellers pursuant to the earn out liability in the amount of $2,148,000 at September 30, 2014, based on license agreements entered into during the quarter.  No further amount is owed until the Company generates additional revenue, if any, from the Clouding patents.

The Company accounted for the acquisition as a business combination in accordance with ASC 805 “Business Combinations”. The Company engaged a third party valuation firm to determine the fair value of the assets purchases, and the net purchase price paid by the Company was subsequently allocated to assets acquired and liabilities assumed on the records of the Company as follows:

Intangible assets	$14,500,000
Goodwill	1,296,000
Net purchase price	$15,796,000

Total consideration paid of the following:

Cash	$1,400,000
Promissory Note	1,000,000
Common Stock	281,000
Earn Out Liability	13,115,000
Net purchase price	$15,796,000

Comparative quarterly pro forma combined results were not included as despite the Company’s efforts, interim details could not be obtained from seller.  Pursuant to a Form 8-K/A filed concurrently, the Company is providing Carve-Out audits and pro formas for the year ended December 31, 2013 and the period ended August 28, 2014.

TLI Communications LLC

On September 19, 2014, TLI Acquisition Corp (“TLIA”), a Virginia corporation and newly formed wholly owned subsidiary of the Company, entered into an interest sale agreement to purchase 100% of the membership interests of TLI Communications LLC (“TLIC”), a Delaware limited liability company. TLIC owns a patent in the telecommunications field.

Pursuant to the terms of the TLIC Interests Sale Agreement, TLIC merged with and into TLIA with TLIC surviving the merger as the wholly owned subsidiary of the Company.  The Company (i) agreed to issue 60,000 shares of Common Stock to the sellers of TLIC (“TLIC Sellers”), (ii) paid the TLIC Sellers $350,000 cash and (iii) agreed to pay the TLIC Sellers a fifty percent (50%) of the net recoveries (gross revenues minus certain defined expenses and the cash portion of the acquisition consideration) that the Company makes with respect to the patent purchased pursuant to the acquisition of TLIC.  The Company valued the Common Stock at the fair market value on the date of the Interests Sale Agreement at $13.63 per share or $818,000. The cash portion of the consideration was outstanding at September 30, 2014 and was subsequently paid in October. The transaction resulted in a business combination and caused TIC to become a wholly-owned subsidiary of the Company.

The Company accounted for the acquisition as a business combination in accordance with ASC 805 “Business Combinations”. The Company is the acquirer for accounting purposes and TLIC is the acquired company.  The Company engaged a third party valuation firm to determine the fair value of the assets purchases, and the net purchase price paid by the Company was subsequently allocated to assets acquired and liabilities assumed on the records of the Company as follows:

Intangible assets	$940,000
Goodwill	228,000
Net purchase price	$1,168,000

NOTE 4 - DISCONTINUED OPERATIONS

During June 2012, the Company decided to discontinue its exploration and potential development of uranium and vanadium minerals business and prior periods have been restated in the Company’s consolidated financial statements and related footnotes to conform to this presentation. Additionally, in November 2012, the Company decided to discontinue its real estate business and disposed of its remaining real estate holdings during fiscal 2013. The Company is now engaged in the acquisition, development and monetization of intellectual property through both the prosecution and licensing of its own patent portfolio, the acquisition of additional intellectual property or partnering with others to defend and enforce their patent rights.

Since there was no remaining activity and no expected recovery or cost associated with the business, the remaining liabilities were written off as of September 30, 2014. The carrying historical amounts of the major classes of the assets and liabilities are summarized as follows:

	September 30, 2014	December 31, 2013
Liabilities:
Accounts payables and accrued expenses	$-	$30,664
Liabilities of discontinued operations	$-	$30,664

The following table indicates selected financial data of the Company’s discontinued operations of its uranium and vanadium minerals business and real estate business.

	For the Three Months ended September 30, 2014	For the Three Months ended September 30, 2013	For the Nine Months ended September 30, 2014	For the Nine Months endedSeptember 30, 2013
Revenues - Real Estate	$-	$-	$-	$1,270,916
Cost of Sales - Real Estate	-	-	-	(1,064,320)
Gross Profit		-		206,596
Operating and other non-operating expenses	-	(23,009)	-	(111,352)
Gain on sale of assets of discontinued operations	-	168,216	-	168,216

Income from discontinued operations	$-	$145,207	$-	$263,460

NOTE 5 – INTANGIBLE ASSETS

Intangible assets of the Company consisted of the following:

	September 30, 2014	December 31, 2013
Patent Rights	$37,413,122	$7,204,937
Website	21,160	$-
Accumulated Amortization	(3,919,917)	(1,047,278)
Intangible assets, net	$33,514,365	$6,157,659

Other than the website as set forth in the table above, intangible assets are comprised of patents with estimated useful lives between approximately 1 to 15 years. The website was determined to have an estimated useful life of 3 years. Once placed in service, the Company will amortize the costs of intangible assets over their estimated useful lives on a straight-line basis.  Costs incurred to acquire patents, including legal costs, are also capitalized as long-lived assets and amortized on a straight-line basis with the associated patent. Amortization of patents is included in operating expenses as reflected in the accompanying consolidated statements of operations. The Company assesses fair market value for any impairment to the carrying values.  As of September 30, 2014 and December 31, 2013 management concluded that there was no impairment to the acquired assets.

Patent and website amortization expense for the nine months ended September 30, 2014 and 2013 was $2,872,638 and $860,657, respectively. Future amortization of intangible assets, net is as follows:

2014	$1,807,196
2015	7,034,286
2016	6,175,226
2017	4,258,350
2018	3,556,298
2019 and thereafter	10,683,009
Total	$33,514,365

The Company made the following patent purchases:

-	On April 16, 2013, the Company through its subsidiary, Relay IP, Inc. acquired a US patent for $350,000.
-	On April 22, 2013, the Company acquired 10 US patents, 27 foreign patents and 1 patent pending from CyberFone Systems valued at $1,135,512 (see note 3).
-	In September 2013, in two transactions, the Company acquired 14 US patents for a total purchase price of $1,100,000.
-	On November 13, 2013, the Company acquired four patents for 150,000 shares of the Company’s common stock, which the Company valued at $718,500 based on the fair market value of the stock issued.
-
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

As of September 30, 2014, the Company’s patent portfolios consist of 203 U.S. and foreign patents, twenty-two open patent applications and contract rights to 6 patents. During the second quarter of 2013, the Company began to generate revenue from its patent portfolio.  In the aggregate, the earliest date for expiration of a patent in the Company’s patent portfolio is past (the patent is expired, but patent rules allow for six year look-back for royalties), the median expiration date for patents in the Company’s portfolio is June 17, 2017, and the latest expiration date for a patent in any of the Company’s patent portfolios is March 9, 2029.  A summary of the Company’s patent portfolios is as follows:

Subsidiary	Number of Patents	Earliest Expiration Date	Median Expiration Date	Latest Expiration Date	Subject Matter
Bismarck	14	09/15/15	09/15/15	01/22/18	Communication and PBX equipment
Clouding	70	Expired	10/05/21	03/09/29	Network and data management
CRFD Research	4	09/17/21	08/11/22	08/19/23	Web page content translator and device-to-device transfer system
Cyberfone	38	Expired	09/15/15	06/07/20	Telephony and data transactions
Dynamic Advances	4	Expired	10/02/17	03/06/23	Natural language interface
E2E	4	04/27/20	11/17/23	07/18/24	Manufacturing schedules using adaptive learning
Loopback	10	Expired	09/25/17	08/27/22	Automotive
Hybrid	2	11/14/15	09/09/16	07/17/17	Asynchronous communications
IP Liquidity	6	Expired	06/06/15	07/26/20	Pharmaceuticals / tire pressure systems
Relay	1	Expired	Expired	Expired	Multicasting
Sampo	3	03/13/18	03/13/18	11/13/20	Centrifugal communications
Sarif Biomedical	5	09/07/13	09/07/13	09/07/13	Microsurgery equipment
Selene	3	05/05/18	11/23/20	11/28/21	Communications
Signal	7	03/10/14	12/01/15	08/06/22	Automotive
TLI Communications	1	06/17/17	06/17/17	06/17/17	Telecommunications
Vantage Point	37	Expired	12/21/16	03/09/18	Computer networking and operations

NOTE 6 - STOCKHOLDERS' EQUITY

On December 7, 2011, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada in order to increase the Company’s authorized capital to 200,000,000 shares of common stock from 75,000,000 shares, change the par value to $0.0001 per share from $.001 per share (“Common Stock”), and authorized new 50,000,000 shares of preferred stock, par value $0.0001 per share.  The 50,000,000 shares of preferred stock were undesignated as of December 7, 2011. On April 20, 2014, the Board of Directors designated 1,500,000 of the 50,000,000 undesignated preferred shares to be Series A Convertible Preferred Stock and 500,000 of the 50,000,000 undesignated preferred shares to be Series B Convertible Preferred Stock.  On May 1, 2014, the Company issued 1,023,579 shares of Series A Convertible Preferred Stock in a financing and on May 2, 2014, the Company issued 391,000 shares of Series B Convertible Preferred Stock as partial consideration for the purchase of assets. Details of both issuances follow.

Series A Convertible Preferred Stock

On May 1, 2014, the Company filed with the Secretary of State of Nevada a Certificate of Designations of Series A Convertible Preferred Stock (the “Series A Certificate of Designations”), authorizing 1,500,000 shares of Series A Convertible Preferred Stock and establishing the designations, preferences, and other rights of the Series A Convertible Preferred Stock. The Series A Certificate of Designations became effective upon filing.

The terms of the Series A Convertible Preferred Stock are summarized below:

Rank.  The Series A Convertible Preferred Stock will rank senior to Common Stock and to all other classes and series of equity securities of the Company which by its terms do not rank on a parity with or senior to the Series A Convertible Preferred Stock.

Dividend.  The holders of Series A Convertible Preferred Stock will be entitled to receive dividends at an annual rate equal to 8% based on a value of $6.50 per share.  The Company may pay dividends on the Series A Convertible Preferred Stock in shares of Common Stock, with each share of Common Stock being valued at the higher of $6.50 per share or the thirty day VWAP (as defined in the Series A Certificate of Designations) as of the trading day immediately prior to the date that the dividend is to be paid.  All accrued and unpaid dividends, if any, shall be mandatorily paid immediately prior to the earlier to occur of: (i) a liquidation, dissolution or winding up for the Company, (ii) a voluntary conversion by the holder of the Series A Convertible Preferred Stock, or (iii) a mandatory conversion pursuant to the terms of the Series A Certificate of Designations, and as further described below.

Liquidation Preference.  In the event of a liquidation, dissolution or winding up of the Company, the holders of the Series A Convertible Preferred Stock will be entitled to receive $6.50 per share of the respective preferred stock held, before any payments are made to holders of Common Stock or any other class or series of the Company’s capital stock ranking junior as to liquidation rights to Series A Convertible Preferred Stock. After such payment to the holders of Series A Convertible Preferred Stock, holders of shares of Series A Convertible Preferred Stock will not be entitled to any further participation as such in any distribution of the assets of the Company.

Voting Rights.  As long as more than 25% of the Series A Convertible Preferred Stock remain outstanding, the Company may not, and may not permit any subsidiary to, without the affirmative vote or consent of the holders of at least a majority of the Series A Convertible Preferred Stock outstanding at the time: (i) incur Indebtedness or authorize, create, issue or increase the authorized or issued amount of any class or series of stock, including but not limited to the issuance of any more shares of previously authorized Preferred Stock, ranking prior to the Series A Convertible Preferred Stock, with respect to the distribution of assets on liquidation, dissolution or winding up; (ii) amend, alter or repeal the provisions of the Series A Convertible Preferred Stock, whether by merger, consolidation or otherwise, so as to adversely affect any right, preference, privilege or voting power of the Series A Convertible Preferred Stock; (iii) repurchase, redeem or pay dividends on (whether in cash, in kind, or otherwise), shares of the Company's stock that are junior to the Series A Convertible Preferred Stock; (iv) amend the Articles of Incorporation or By-Laws of the Company so as to affect materially and adversely any right, preference, privilege or voting power of the Series A Convertible Preferred Stock; (v) effect any distribution with respect to stock junior to or on parity with the Series A Convertible Preferred Stock; or (vi) reclassify the Company's outstanding securities.  “Indebtedness” means (a) all obligations for borrowed money, (b) all obligations evidenced by bonds, debentures, notes, or other similar instruments and all reimbursement or other obligations in respect of letters of credit, bankers acceptance, current swap agreements, interest rate swaps, or other financial products, (c) all capital lease obligations (to the extent the same exceed $500,000 in any fiscal year), (d) all synthetic leases, and (e) any obligation guaranteeing or intended to guarantee (whether directly or indirectly guaranteed, endorsed, co-made, discounted or sold with recourse) any of the foregoing obligations of any other person; provided, however, Indebtedness shall not include (a) a working capital line of credit, containing typical and customary terms and conditions, of up to $3,000,000 issued by a bank, credit union, governmental agency or similar unaffiliated corporate or institutional lender, (b) usual and customary trade debt incurred in the ordinary course of business (c) indebtedness  incurred to fund all or a portion of  the purchase price in connection with the acquisition of  patent portfolios and/or other intellectual property by the Company and (d) endorsements for collection or deposit in the ordinary course of business.  Besides the foregoing voting rights, the Series A Convertible Preferred Stock shall have no voting rights and the Common Stock into which the Series A Convertible Preferred Stock is convertible shall, upon issuance, have all of the same voting rights as other issued and outstanding Common Stock of the Company.

Conversion.  Each share of Series A Convertible Preferred Stock may be converted at the holder’s option at any time after issuance into one share of Common Stock, provided that the number of shares of Common Stock to be issued pursuant to such conversion does not exceed, when aggregated with all other shares of Common Stock owned by such holder at such time, result in such holder beneficially owning (as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and the rules thereunder) in excess of 9.99% of all of the Common Stock outstanding at such time, unless otherwise waived  in writing by the Company with ninety-one (91) days’ notice.

Mandatory Conversion.  On a date which is at least one day after the VWAP of the Company’s Common Stock has exceeded $9.25 per share for a period of four out of eight consecutive trading days, each share of the Series A Convertible Preferred Stock outstanding shall automatically convert into one fully paid and nonassessable shares of Common Stock, as adjusted for stock splits, combinations, certain dividends and distributions.

On May 1, 2014, the Company sold an aggregate of 1,000,502 units (the “Units”) to certain accredited investors (the “Investors”) pursuant to a securities purchase agreement (the “Securities Purchase Agreement”), resulting in gross proceeds to the Company of $6,503,264.

Each Unit was sold for a purchase price of $6.50 per Unit and consisted of: (i) one share of the Company’s 8% Series A Convertible Preferred Stock, $0.0001 par value per share (the “Shares”), and (ii) a two year warrant (the “PIPE Warrants”) to purchase shares of the Company’s Common Stock in an amount equal to twenty five percent (25%) of the number of Shares purchased pursuant to the Securities Purchase Agreement. The PIPE Warrants have an exercise price of $7.50 per share, subject to adjustment upon the occurrence of certain events such as stock splits and dividends.

The PIPE Warrants may be exercised on a cashless basis at any time that the registration statement filed pursuant to the PIPE Registration Rights Agreement (as defined below) is not effective after the Effectiveness Date (as defined below). The PIPE Warrants contain limitations on the holder’s ability to exercise the PIPE Warrants in the event such exercise causes the holder to beneficially own in excess of 9.99% of the Company’s issued and outstanding Common Stock.

Pursuant to a Registration Rights Agreement with the Investors (the “PIPE Registration Rights Agreement”), the Company agreed to file a “resale” registration statement with the SEC covering the Shares and the Common Stock underlying the conversion of the Shares and the exercise of the PIPE Warrants within 60 days of the final closing date of the sale of Units (the “Filing Date”). The Company further agreed to use its best efforts to have the initial registration statement declared effective within 120 days of the Filing Date (or within 135 days of the Filing Date in the event that the registration statement is subject to full review by the SEC) (the “Effectiveness Date”), subject to extension by consent of the Investors. The investors subsequently extended the Effectiveness Date by forty-five (45) days. Since there was only one closing of the private placement, the Final Closing Date was May 1, 2014.  The registration statement was deemed effective on October 31, 2014 and except for the shares of one holder for whom the conversion would push the holder’s ownership of Common Stock in excess of 9.99%, the shares of Series A Convertible Preferred Stock were automatically converted to Common Stock on November 7, 2014.

The Company paid a placement fee to Laidlaw & Company (UK) Ltd., as placement agent, in the amount of $200,000 in connection with the sale of the Units, of which  $100,000 was paid in cash upon the closing of the private placement and $100,000 was payable in Units.   Accordingly, the Company issued 15,385 shares of Series A Convertible Preferred Stock and 3,846 warrants to the placement agent.  In addition, the Company paid the lead investors in the offering $50,000 for due diligence. It was originally contemplated that this fee would be fully paid in Units, however the Company ultimately paid $25,000 in cash to one lead investor and $25,000 was paid in Units to the other lead investor in the offering, such that the Company issued 7,692 shares of Series A Convertible Preferred Stock and 1,923 warrants to such lead investor.

In connection with the sale of the Units, the Company issued 1,023,579 shares of Series A Convertible Preferred Stock and Warrants to purchase an aggregate of 255,895 shares of Common Stock.

The holders of Series A Convertible Preferred Stock are entitled to annual dividends at a rate of 8% based on a value of $6.50 per share, payable quarterly commencing on January 31, 2015.

On August 18, 2014, one holder of 15,385 shares of Series A Convertible Preferred Stock converted their shares into 15,385 shares of Common Stock.

Series B Convertible Preferred Stock

On May 1, 2014, the Company filed with the Secretary of State of Nevada a Certificate of Designations of Series B Convertible Preferred Stock (the “Series B Certificate of Designations”) authorizing 500,000 shares of Series B Convertible Preferred Stock and establishing the designations, preferences, and other rights of the Series B Convertible Preferred Stock. The Series B Certificate of Designations became effective upon filing.

The terms of the Series B Convertible Preferred Stock are summarized below:

Rank.  The Series B Convertible Preferred Stock will rank junior to the Series A Convertible Preferred Stock.

Dividend.  The holders of Series B Convertible Preferred Stock will be entitled to receive such dividends paid and distributions made to the holders of Common Stock, pro rata to the holders of Common Stock to the same extent as if such holders had converted the Series B Convertible Preferred Stock into Common Stock (without regard to any limitations on conversion herein or elsewhere) and had held such shares of Common Stock on the record date for such dividends and distributions.

Liquidation Preference.  In the event of a liquidation, dissolution or winding up of the Company, after provision for payment of all debts and liabilities of the Company and the payment of a liquidation preference to the holders of the Company’s Series A Convertible Preferred Stock, any remaining assets of the Company shall be distributed pro rata to the holders of Common Stock and the holders of Series B Convertible Preferred Stock as if the Series B Convertible Preferred Stock had been converted into shares of Common Stock on the date of such liquidation, dissolution or winding up of the Company.

Voting Rights.  The Series B Convertible Preferred Stock have no voting rights except with regard to certain customary protective provisions set forth in the Series B Certificate of Designations and as otherwise provided by applicable law.

Conversion.  Each share of Series B Convertible Preferred Stock may be converted at the holder’s option at any time after issuance into one share of Common Stock, provided that the number of shares of Common Stock to be issued pursuant to such conversion does not exceed, when aggregated with all other shares of Common Stock owned by such holder at such time, result in such holder beneficially owning (as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and the rules thereunder) in excess of 9.99% of all of the Common Stock outstanding at such time, unless otherwise waived  in writing by the Company with sixty-one (61) days notice.

On May 1, 2014, the Company issued an aggregate of 391,000 shares of Series B Convertible Preferred Stock valued at $2,807,380 pursuant to the acquisition of IP Liquidity Ventures, LLC, Dynamic Advances, LLC and Sarif Biomedical, LLC.

On September 17, 2014, the Company entered into a consulting agreement (the “Consulting Agreement”) with GRQ Consultants, Inc. (“GRQ”), pursuant to which GRQ shall provide certain consulting services including, but not limited to, advertising, marketing, business development, strategic and business planning, channel partner development and other functions intended to advance the business of the Company.  As consideration, GRQ shall be entitled to 100,000 shares of the Company’s Series B Convertible Preferred Stock, 50% of which vested upon execution of the Consulting Agreement, and 50% of which shall vest in six (6) equal monthly installments of commencing on October 17, 2014.  The first tranche of 50,000 shares of Series B Convertible Preferred Stock was issued to GRQ on October 6, 2014. In addition, the Consulting Agreement allows for GRQ to receive additional shares of Series B Convertible Preferred Stock upon the achievement of certain performance benchmarks. All shares of Series B Convertible Preferred Stock issuable to GRQ shall be pursuant to the 2014 Plan (as defined below) and shall be subject to shareholder approval of the 2014 Plan on or prior to September 16, 2015. The Consulting Agreement contains an acknowledgement that the conversion of the preferred stock into shares of the Company’s common stock is precluded by the equity blockers set forth in the certificate of designation and in Section 17 of the 2014 Plan to ensure compliance with NASDAQ Listing Rule 5635(d).

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

On July 18, 2014, the Company issues a total of 13,361 shares of Common Stock pursuant to the exercise of stock options held by a former member of the Company’s Board of Directors and the Company’s former Chief Financial Officer.

On September 16, 2014, the Company issued to two of its independent board members, in lieu of cash compensation, 3,089 shares of Restricted Common Stock.  The shares shall vest quarterly over twelve (12) months commencing on the date of grant.

On September 30, 2014, the Company issued 25,000 shares of Restricted Common Stock pursuant to the acquisition of the assets of Clouding IP, LLC (see Note 3). In connection with this transaction, the Company valued the shares at the quoted market price on the date of grant at $11.24 per share or $281,000.

For the three months ended September 30, 2014, certain holders of warrants exercised their warrants in a cashless, net exercise basis in exchange for 42,326 shares of the Company’s Common Stock.

Common Stock Warrants

On May 1, 2014, the Company issued Warrants to purchase 255,895 shares of Common Stock, at a price of $7.50 per share of Common Stock, pursuant to the Private Placement described in detail below.  The Company reviewed the issuance of warrants, done in conjunction with the financing closed on May 1, 2014, and determined that pursuant to ASC 480 and ASC 815, the warrants met the requirement to be classified as equity and were booked as Additional Paid-in Capital.

During the nine months ended September 30, 2014, the Company recorded stock based compensation expense of $31,182 in connection with vested warrants. At September 30, 2014, there was a total of $6,410 of unrecognized compensation expense related to this non-vested warrant-based compensation arrangement.  The warrant was valued at the time of grant on January 26, 2012, based on the Black-Scholes model, using the strike and market prices of $6.50 per share, the term of 10 years, volatility of 191% based on the closing price of the 50 trading sessions immediately preceding the grant and a discount rate as published by the Federal Reserve of 1.96%.

A summary of the status of the Company's outstanding stock warrants is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Balance at December 31, 2013	708,260	$6.66	2.74
Granted	255,895	$7.50	-
Cancelled	23,077	-	-
Forfeited	-	-	-
Exercised	66,365	$6.23	-
Balance at September 30, 2014	874,713	6.92	1.76

Warrants exercisable at September 30, 2014	868,367
Weighted average fair value of warrants granted during the period		$-

Warrant Amendment Letter

On April 20, 2014, the Company sent a letter (the “Warrant Amendment Letter”) to all the holders of the warrants which were granted in connection with the sale of units pursuant to a securities purchase agreements which occurred between May 2013 and August 2013. The Warrant Amendment Letter offered to reduce the exercise price of the warrants from $6.50 per share to $5.75 per share, if the holders of the warrants accepted the Company’s offer to exercise the warrants in full for cash by April 22, 2014 (the "Expiration Date").  The Company subsequently extended the Expiration Date to April 24, 2014. On April 24, 2014, one holder of warrants, who is an accredited investor, accepted the Company’s offer and thereby exercised his warrants, for gross proceeds to the Company of approximately $138,222. After analyzing the circumstances relative to the Warrant Amendment Letter – the extremely short period of time to exercise pursuant to the Amendment Letter, the relatively small change in the exercise price and the limited response to the Amendment Letter – the Company deemed that the change was not a significant modification of the terms of the warrant and did not assess a new fair value and consequently did not make an entry for any adjustment in the value.

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

On August 29, 2014, the Company entered into an executive employment agreement with Daniel Gelbtuch (“Gelbtuch Agreement”) pursuant to which Mr. Gelbtuch would serve as the Company’s Chief Marketing Officer. As part of the consideration, the Company agreed to grant Mr. Gelbtuch ten (10) year stock options to purchase an aggregate of 145,000 shares of Common Stock, with a strike price of $11.24 per share, vesting in thirty-six (36) equal installments on each monthly anniversary of the date of the Gelbtuch Agreement. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.  The option was valued based on the Black-Scholes model, using the strike and market prices of $11.24 per share, the term of ten years, volatility of 60% based on the average volatility of comparable companies over the prior 10-year period and a discount rate as published by the Federal Reserve of 1.63%.

On September 16, 2014, the Company issued its independent board members five (5) year options to purchase an aggregate of 30,000 shares of the Company’s Common Stock with an exercise price of $14.89 per share, subject to adjustment, which shall vest monthly over twelve (12) months commencing on the date of grant. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) therefore, as a transaction by an issuer not involving a public offering.  The option was valued based on the Black-Scholes model, using the strike and market prices of $14.89 per share, the term of five years, volatility of 49% based on the average volatility of comparable companies over the prior 5-year period and a discount rate as published by the Federal Reserve of 1.78%.

For the nine months ended September 30, 2014 the Company recorded option-based compensation expenses of $1,364,243 and stock-based compensation expense of $1,087,711. At September 30, 2014, there was a total of $6,325,874 of unrecognized compensation expense related to these non-vested option-based compensation arrangements discussed above.

A summary of the stock options as of September 30, 2014 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
Balance at December 31, 2013	1,338,076	$5.83	5.21
Granted	470,000	$9.68	-
Cancelled	649,999	$5.73	-
Forfeited	120,870	$5.71	-
Exercised	13,361	$5.68	-
Balance at September 30, 2014	1,023,846	$7.60	7.12

Options Exercisable at September 30, 2014	365,094
Options expected to vest	658,752
Weighted average fair value of options granted during the period		$7.50

Stock options outstanding at September 30, 2014 as disclosed in the above table have approximately $6,968,500 in intrinsic value at September 30, 2014.

Restricted Stock Unit

On November 13, 2013, the Company entered into a two-year consulting agreement with Jeff Feinberg (the “Feinberg Agreement”), pursuant to which the Company agreed to grant Mr. Feinberg a Restricted Stock Unit (“RSU”) for 100,000 shares of the Company’s Restricted Common Stock.  On September 9, 2014, the Company terminated the Feinberg Agreement. No vesting of shares occurred and the Company reversed the expenses previously incurred during the six months ended June 30, 2014 and recorded no expense for the three months ended September 30, 2014.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Office Lease

In October 2013, the Company entered into a net-lease for its current office space in Los Angeles, California.  The lease will commence on May 1, 2014 and runs for seven years through April 30, 2021, with monthly lease payment escalating each year of the lease.  In addition, to paying a deposit of $7,564 and the monthly base lease cost, the Company is required to pay pro rata share of operating expenses and real estate taxes.  Under the terms of the lease, the Company will not be required to pay rent for the first five months but must remain in compliance with the terms of the lease to continue to maintain that benefit.  In addition, the Company has a one-time option to terminate the lease in the 42th month of the lease.  In September, the Company applied $25,690 of its Tenant Improvement allowance towards additional free rent and has no rent obligation until February 2015.  Minimum future lease payments under this lease at September 30, 2014, net of the rent abatement, for the next five years are as follows:

2014 (Three months)	$-
2015	55,491
2016	69,216
2017	72,324
2018	75,648
Total	$272,679

NOTE 8 – SUBSEQUENT EVENTS

Issuance of Convertible Notes

On October 9, 2014, the Company accepted subscriptions for an aggregate of $5,500,000, subsequently closed on $5,550,000 on October 17, 2014, of convertible notes due October 9, 2018 (the “Notes”) along with two-year warrants (the “Warrants”, and collectively with the Notes, the “Securities”) to purchase 128,333 shares, subsequently raised to 129,499 shares with the increase in the amount of Notes issued as set forth above, of Common Stock pursuant to a securities purchase agreement (the “Securities Purchase Agreement”). The Notes and Warrants are initially convertible into shares of the Company’s Common Stock at a conversion price of $15.00 per share and an exercise price of $16.50 per share, respectively. The conversion and exercise prices are subject to adjustment in the event of certain events, including stock splits and dividends.

The Notes mature on October 9, 2018 and bear interest at the rate of 11% per annum, payable quarterly in cash on each of the three, six, nine and twelve month anniversary of the issuance date and on each conversion date. The Notes may become secured by a security interest granted to the holder in certain future assets under certain circumstances. In the event the Company’s Common Stock trades at a price of at least $27.00 per share for four out of eight trading days, the Notes will be mandatorily converted into Common Stock of the Company at the then applicable conversion price per share.

The Company has agreed that until the earlier of 36 months or the date the Company’s Common Stock achieves a trading price of at least $22.00 per share for at least four out of eight trading days, the Company will not, without the consent of a majority in interest of the Notes, enter into any equity line of credit or similar agreement nor issue any Common Stock or securities convertible or exercisable into Common Stock, at a price per share less than $15.00 per share.

The Company has agreed to file a “resale” registration statement with the Securities and Exchange Commission covering the Common Stock underlying the Notes and the Warrants within 45 calendar days of the Closing Date. The Company has agreed to use its best efforts to have the registration statement declared effective within 120 calendar days of the Closing Date. If there is no effective registration statement available for the Common Stock underlying the Warrants, the Warrants may be exercised by the holder on a cashless basis.

In the event that the Company issues any Common Stock equivalents or rights to purchase stock, warrants, securities or other property pro rata to the record holders of any class of shares of Common Stock (the “Purchase Rights”), then the holders of the Notes will be entitled to acquire, upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which the holders could have acquired if the holders had held the number of shares of Common Stock acquirable upon complete conversion of the Notes.

Acquisition

On October 10, 2014, the Company entered into an interest sale agreement (the “Interest Sale Agreement”) with MedTech Development, LLC (“MedTech”) and MedTech Group Acquisition Corp., (“NewCo”), a wholly-owned subsidiary of the Company.  Pursuant to the Interest Sale Agreement, NewCo agreed to acquire from MedTech certain subsidiaries of MedTech (the “Acquisition”) consisting of 100% of the limited liability membership interests of OrthoPhoenix, LLC (“Orthophoenix”) and TLIF, LLC (“TLIF”) as well as 100% of the shares of MedTech Development Deutschland GmbH (“MedTech GmbH,” and together with Orthophoenix and MedTech GmbH, the “Subsidiaries”).  As a result, NewCo became the sole interest holder of Orthophoenix and TLIF as well as the sole shareholder and owner of MedTech GmbH.  Each of the Subsidiaries owns certain medical technology patents, including pending litigation, settlement and licensing rights that are being acquired by the Company in the transaction.

In connection with the Interest Sale Agreement, the Company is obligated to paid to MedTech $1 million at closing and issued a note in the amount of $9 million, with $1 million payable on each of the following nine (9) month anniversary dates of the closing (the “Purchase Payments”).  The Subsidiaries are also obligated to make certain additional payments (“Participation Payments”) to MedTech from recoveries following the receipt by the Subsidiaries of 200% of the Purchase Payments, plus recovery of out of pocket expenses in connection with patent claims.  The Participation Payments may be paid, at the election of Marathon, in common stock of Marathon at the market price on the date of issuance.

In connection with the transaction, the Company entered into a promissory note, common interest agreement and in the event of issuance of common stock to MedTech, will enter into a lockup and registration rights agreement.  Approximately forty-five (45%) of MedTech is owned or controlled by Erich Spangenberg or family members or associates.

Registration Statement

The registration statement pursuant to the issuance of Series A Convertible Preferred Stock issued on May 1, 2014 was deemed effective on October 31, 2014 and except for the shares of one holder for whom the conversion would push the holder’s ownership of Common Stock in excess of 9.99%, all of the other shares of Series A Convertible Preferred Stock were automatically converted to Common Stock on November 7, 2014.

Employment Agreement

On October 31, 2014, the Company entered into a two-year executive employment agreement with Umesh Jani pursuant to which Mr. Jani shall serve as the Company's Chief Technology Officer and SVP Licensing. Pursuant to the terms of the Jani Employment Agreement, Mr. Jani shall receive a base salary at an annual rate of $225,000.00 and an annual incentive compensation of up to 100% of the base salary, as determined by the Compensation Committee. As further consideration for Mr. Jani’s services, the Company agreed to issue him ten year stock options under the Company’s 2014 Equity Incentive Plan, subject to shareholder approval, to purchase an aggregate of 50,000 shares of common stock, with an exercise price of $12.80 per share. The options shall vest in thirty-six (36) equal installments on each monthly anniversary of the date of the Jani Employment Agreement, provided Mr. Jani is still employed by the Company on each such date.

On November 3, 2014, the Company entered into a two-year executive employment agreement with Rick Sanchez, effective October 31, 2014, pursuant to which Mr. Sanchez shall serve as the Company's Senior Vice President of Licensing. Pursuant to the terms of the Sanchez Employment Agreement, Mr. Sanchez shall receive a base salary at an annual rate of $215,000.00 and an annual incentive compensation of up to 100% of the base salary, as determined by the Compensation Committee. As further consideration for Mr. Sanchez’s services, the Company agreed to issue him ten year stock options under the Company’s 2014 Equity Incentive Plan, subject to shareholder approval, to purchase an aggregate of 80,000 shares of common stock, with an exercise price of $12.80 per share. The options shall vest in thirty-six (36) equal installments on each monthly anniversary of the date of the Sanchez Employment Agreement, provided Mr. Sanchez is still employed by the Company on each such date.

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

Throughout this Report, each instance in which we refer to a number of shares of our Common Stock, refers to the number of shares of Common Stock after giving effect to the Reverse Split, unless otherwise indicated.

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

Pursuant to the terms of the CyberFone Merger Agreement, CyberFone Systems merged with and into CyberFone Acquisition Corp with CyberFone Systems surviving the merger as our wholly owned subsidiary.  The Company (i) issued 461,538 post-split (6,000,000 pre-split) shares of common stock to the CyberFone Sellers, (ii) paid the CyberFone Sellers $500,000 cash and (iii) issued a $500,000 promissory note to TechDev.  On June 21, 2013, the Company paid $500,000 to TechDev in satisfaction of the note.

Dynamic Advances, IP Liquidity and Sarif Biomedical

On May 2, 2014, the Company completed the acquisition of certain ownership rights (the “Acquired Intellectual Property”) from TechDev, Granicus IP, LLC (“Granicus”) and SFF pursuant to the terms of three purchase agreements between: (i) the Company, TechDev,  SFF and DA Acquisition LLC, a newly formed Texas limited liability company and wholly-owned subsidiary of the Company; (ii) the Company, Granicus, SFF and IP Liquidity Ventures Acquisition LLC, a newly formed Delaware limited liability company and wholly-owned subsidiary of the Company; and (iii) the Company, TechDev, and Sarif Biomedical Acquisition LLC, a newly formed Delaware limited liability company and wholly-owned subsidiary of the Company (the “DA Agreement,” the “IP Liquidity Agreement” and the “Sarif Agreement,” respectively and the collective transactions, the “Acquisitions”).

Pursuant to the DA Agreement, the Company acquired 100% of the limited liability company membership interests of Dynamic Advances, LLC, a Texas limited liability company, in consideration for: (i) two cash payments of $2,375,000, one payment due at closing and the other payment due on or before September 30, 2014, with such second payment being subject to increase to $2,850,000 if not made on or before June 30, 2014; and (ii) 195,500 shares of the Company’s Series B Convertible Preferred Stock.  Under the terms of the DA Agreement, TechDev and SFF are entitled to possible future payments for a maximum consideration of $250,000,000 pursuant to the Pay Proceeds Agreement described below.

Pursuant to the IP Liquidity Agreement, the Company acquired 100% of the limited liability company membership interests of IP Liquidity Ventures, LLC, a Delaware limited liability company, in consideration for: (i) two cash payments of $2,375,000, one payment due at closing and the other payment due on or before September 30, 2014, with such second payment being subject to increase to $2,850,000 if not made on or before June 30, 2014; and (ii) 195,500 shares of the Company’s Series B Convertible Preferred Stock.  Under the terms of the IP Liquidity Agreement, Granicus and SFF are entitled to possible future payments for a maximum consideration of $250,000,000 pursuant to the Pay Proceeds Agreement described below.

Pursuant to the Sarif Agreement, the Company acquired 100% of the limited liability company membership interests of Sarif Biomedical, LLC, a Delaware limited liability company, in consideration for two cash payments of $250,000, one payment due at closing and the other payment due on or before September 30, 2014, with such second payment being subject to increase to $300,000 if not made on or before June 30, 2014.  Under the terms of the Sarif Agreement, TechDev is entitled to possible future payments for a maximum consideration of $250,000,000 pursuant to the Pay Proceeds Agreement described below.

Pursuant to the Pay Proceeds Agreement, the Company may pay the sellers a percentage of the net recoveries (gross revenues minus certain defined expenses) that the Company makes with respect to the assets held by the entities that the Company acquired pursuant to the DA Agreement, the IP Liquidity Agreement and the Sarif Agreement (the “IP Assets”).  Under the terms of the Pay Proceeds Agreement, if the Company recovers $10,000,000 or less with regard to the IP Assets, then nothing is due to the sellers; if the Company recovers between $10,000,000 and $40,000,000 with regard to the IP Assets, then the Company shall pay 40% of the net proceeds of such recoveries to the sellers; and if the Company recovers over $40,000,000 with regard to the IP Assets, the Company shall pay 50% of the net proceeds of such recoveries to the sellers.  In no event will the total payments made by the Company under the Pay Proceeds Agreement exceed $250,000,000.

Pursuant to a Registration Rights Agreement with the sellers (the “Acquisition Registration Rights Agreement”), the Company agreed to file a “resale” registration statement with the SEC covering at least 10% of the registrable shares of the Company’s Series B Convertible Preferred Stock issued to the sellers under the terms of the DA Agreement and the IP Liquidity Agreement, at any time on or after November 2, 2014 upon receipt of a written demand from the sellers which describes the amount and type of securities to be included in the registration and the intended method of distribution thereof.  The Company shall not be required to file more than three such registration statements not more than 60 days after the receipt of each such written demand from the sellers.

On May 2, 2014, the Company issued TechDev and SFF a promissory note in order to evidence the second cash payment due under the terms of the DA Agreement in the amount of $2,375,000 due on or before September 30, 2014, with such amount due under the terms of the promissory note being subject to increase to $2,850,000 if the Company’s payment pursuant to the terms of the DA Agreement are not made on or before June 30, 2014. The promissory note matured on September 30, 2014, on which date, TechDev and SFF extended the maturity date to March 31, 2015.

On May 2, 2014, the Company issued Granicus and SFF a promissory note in order to evidence the second cash payment due under the terms of the IP Liquidity Agreement in the amount of $2,375,000 due on or before September 30, 2014, with such amount due under the terms of the promissory note being subject to increase to $2,850,000 if the Company’s payment pursuant to the terms of the IP Liquidity Agreement are not made on or before June 30, 2014. The promissory note matured on September 30, 2014, on which date, Granicus and SFF extended the maturity date to March 31, 2015.

On May 2, 2014, the Company issued TechDev a promissory note in order to evidence the second cash payment due under the terms of the Sarif Agreement in the amount of $250,000 due on or before September 30, 2014, with such amount due under the terms of the promissory note being subject to increase to $300,000 if the Company’s payment pursuant to the terms of the Sarif Agreement are not made on or before June 30, 2014. The promissory note matured on September 30, 2014, on which date, TechDev extended the maturity date to March 31, 2015.

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

Pursuant to the terms of the Selene Interests Sale Agreement, Selene merged with and into Acquisition LLC with Selene surviving the merger as the wholly owned subsidiary of the Company (the “Merger”).  The Company (i) issued 100,000 shares of Common Stock to the sellers of (“the Selene Sellers) and (ii) paid the Selene Sellers $50,000 cash.  The Company valued these common shares at the fair market value on the date of grant at $9.80 per share or $980,000. The transaction resulted in a business combination and caused Selene to become a wholly-owned subsidiary of the Company.

Clouding Corp.

On August 29, 2014, the Company entered into a patent purchase agreement (the “Clouding Agreement”) between Clouding Corp., a Delaware corporation and a wholly owned subsidiary of the Company (“Clouding”) and Clouding IP, LLC, a Delaware limited liability company (“Clouding IP”), pursuant to which Clouding acquired a portfolio of patents from Clouding IP. Clouding owns patents related to network and data management technology.

The Company paid Clouding IP (i) $1.4 million in cash, (ii) $1.0 million in the form of a promissory note issued by the Company that matures on October 31, 2014, (iii) 25,000 shares of its restricted common stock and (iv) fifty percent (50%) of the net recoveries (gross revenues minus certain defined expenses) in excess of $4.0 million in net revenues that the Company makes with respect to the patents purchased from Clouding IP. The Company valued the Common Stock at the fair market value on the date of the Interests Sale Agreement at $11.24 per share or $281,000 and the promissory note was paid in full prior to October 31, 2014.  The revenue share under item (iv) above was booked as an earn out liability on the balance sheet in accordance with the appraisal of the consideration and intangible value.  The Company booked a payable to the sellers pursuant to the earn out liability in the amount of $2,148,000 at September 30, 2014, based on license agreements entered into during the quarter.  No further amount is owed until the Company generates additional revenue, if any, from the Clouding patents.

TLI Communications LLC

On September 19, 2014, TLI Acquisition Corp (“TLIA”), a Virginia corporation and newly formed wholly owned subsidiary of the Company, entered into an interest sale agreement to purchase 100% of the membership interests of TLI Communications LLC (“TLIC”), a Delaware limited liability company.  TLIC owns a patent in the telecommunications field.

Pursuant to the terms of the TLIC Interests Sale Agreement, TLIC merged with and into TLIA with TLIC surviving the merger as the wholly owned subsidiary of the Company (the “Merger”).  The Company (i) agreed to issue 60,000 shares of Common Stock to the sellers of TLIC (the “TLIC Sellers”), (ii) paid the TLIC Sellers $350,000 cash and (iii) pay the TLIC Sellers a fifty percent (50%) of the net recoveries (gross revenues minus certain defined expenses and the cash portion of the acquisition consideration) that the Company makes with respect to the patent purchased pursuant to the acquisition of TLIC.  The Company valued these common shares at the fair market value on the date of the Interests Sale Agreement at $13.63 per share or $818,000. The cash portion of the consideration was outstanding at September 30, 2014 and was subsequently paid in October. The transaction resulted in a business combination and caused TIC to become a wholly-owned subsidiary of the Company.

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

Use of Estimates and Assumptions

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management include, but are not limited to, estimating the useful lives of patent assets, the assumptions used to calculate fair value of warrants and options granted, goodwill impairment, realization of long-lived assets, deferred income taxes, unrealized tax positions and business combination accounting.

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

Intangible Assets - Patents

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

Goodwill

Goodwill is tested for impairment at the reporting unit level at least annually, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  When conducting its annual goodwill impairment assessment, the Company initially performs a qualitative evaluation of whether it is more likely than not that goodwill is impaired. If it is determined by a qualitative evaluation that it is more likely than not that goodwill is impaired, the Company then applies a two-step impairment test. The two-step impairment test first compares the fair value of the Company’s reporting unit to its carrying or book value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the reporting unit exceeds its fair value, the Company determines the implied fair value of the reporting unit’s goodwill and if the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded in the consolidated statement of operations.  As at September 30, 2014, a qualitative evaluation of the goodwill in accordance with ASC 350 indicated that the fair value of CyberFone was less than its carrying amount, including goodwill. That conclusion was based in the large number of defendants that have already been released from the case and various financial metrics.  The Company then conduced an analysis of the revenue forecast of the remaining defendants and discounted for time and risk.  This quantitative test indicated that the fair value of CyberFone was less than its carrying value and that there was an implied fair value for goodwill of zero. Consequently the second step of the impairment resulted in the determination of an impairment loss in the amount of $2,144,488, which was charged to the consolidated statements of operations for the three and nine months ended September 30, 2014.

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

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date. As stock-based compensation expense is recognized based on awards expected to vest, forfeitures are also estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the three months ended September 30, 2014, expected forfeitures are immaterial. The Company will re-assess the impact of forfeitures if actual forfeitures increase in future quarters.

Recent Accounting Pronouncements

In May 2014, the Financial Accountings Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and shall take effective on January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method and the early application of the standard is not permitted. The Company is presently evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures and has not yet selected a transition method.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern. This standard update provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new guidance is effective for all annual and interim periods ending after December 15, 2016. The new guidance will not have an impact on the Company's consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Results of Operations

For the Three Months and Nine Ended September 30, 2014 and 2013

We generated revenues of $13,455,472 and $20,059,972 during the three months and nine ended September 30, 2014, respectively as compared to $710,500 and $2,235,479 during the three and nine months ended September 30, 2013, respectively.  For the three and nine months ended September 30, 2014, this represented an increase of $12,744,972 or 1,794% and $17,824,493 or 797%, respectively. Revenue for both the three and nine months ended September 30 for both 2013 and 2014 was derived from the patent monetization business and the increase in revenue from 2013 to 2014 resulted from growth in the patent monetization business.

Revenues from the issuance of licenses to certain of the Company’s patent portfolios accounted for 100% of our revenues for the three and nine months ended September 30, 2014 and September 30, 2013, respectively. For the three months ended September 30, 2014, revenues from five settlement and license agreement accounted for 100% of the Company’s revenues.  The Company derived $13.46 million in revenues from the one-time issuance of non-recurring, non-exclusive, non-assignable licenses to five different entities and their affiliates for certain of the Company’s patents. Licenses to two of those entities accounted for 99.6% of the Company’s revenues for the three months ended September 30, 2014

While the Company has a growing portfolio of patents, at this time, the Company expects that a significant portion of its future revenues will be based on one-time grants of similar non-recurring, non-exclusive, non-assignable licenses to a relatively small number of entities and their affiliates. Further, with the expected small number of firms with which the Company enters into license agreements, and the amount and timing of such license agreements, the Company also expects that its revenues may be highly variable from one period to the next.

Direct cost of revenues during the three and nine months ended September 30, 2014 amounted to $5,584,542 and $8,448,954, respectively and for the three and nine months ended September 30, 2013, the direct cost of revenues amounted to $403,013 and $687,638, respectively. For the three and nine months ended September 30, 2014, this represented an increase of $5,181,529 or 1,286% and $7,761,316 or 1,129%, respectively. Direct costs of revenue include contingent payments to patent enforcement legal costs, patent enforcement advisors and inventors.  Direct costs of revenue also includes various non-contingent costs associated with enforcing the Company’s patent rights and otherwise in developing and entering into settlement and licensing agreements that generate the Company’s revenue.  Such costs include other legal fees and expenses, consulting fees, data management costs and other costs. Our gross profit margin during the three and nine months ended September 30, 2014 was approximately 58% and 58%, respectively and 43% and 69%, respectively, for the three and nine months ended September 30, 2013.

We incurred operating expenses of $3,664,573 and $8,003,228 for the three months and nine months ended September 30, 2014 and $1,349,426 and $4,124,249 for the three and nine months ended September 30, 2013.  For the three and nine months ended September 30, 2014, this represented an increase of $2,315,147 or 172% and $3,878,979 or 94%, respectively. These expenses primarily consisted of amortization of patents, general expenses, compensation to our officers, directors and employees, professional fees and consulting incurred in connection with the day-to-day operation of our business. The operating expenses for the nine months ended September 30, 2014 and September 2013, respectively, include non-cash expenses totaling $5,328,949 and $2,305,305, respectively.  These non-cash operating expenses are discussed below and set forth in detail at the end of this section.

The operating expenses consisted of the following:

	For the Three Months ended September 30, 2014	For the Three Months ended September 30, 2013	For the Nine Months ended September 30, 2014	For the Nine Months ended September 30, 2013

Amortization of intangibles (1)	1,480,311	384,977	2,872,638	860,657
Compensation and related taxes (2)	824,165	470,786	2,266,283	1,938,814
Consulting fees (3)	785,601	269,012	1,550,155	444,921
Professional fees (4)	408,280	116,373	933,751	564,597
Other general and administrative (5)	166,216	108,278	380,400	315,260
Total	3,664,573	1,349,426	8,003,227	4,124,249

(1)
Amortization of patents: Amortization expenses were $2,872,638 and $860,657 during the nine months ended September 30, 2014 and 2013, respectively, an increase of $2,011,981 or 234%. The increase results from the significant number of patents and patent portfolios we have added during the first nine months of 2014. The Company has acquired ownership of or contractual rights to seven patent portfolios during the first nine months of 2014.  When the Company acquires patents and patent rights, the Company capitalizes those assets and amortizes the costs over the remaining useful lives of the assets. All patent amortization expenses are non-cash expenses.

(2)
Compensation expense and related taxes: Compensation expense includes cash compensation and related payroll taxes and benefits, and also non-cash compensation. For the nine months ended September 30, 2014 and 2013, compensation expense and related payroll taxes were $2,266,283 and $1,938,814, respectively, an increase of $327,469 or 17%. The increase in compensation primarily reflects an increase in cash compensation, payroll taxes and benefits to our employees, offset slightly by reduced non-cash compensation expenses. During the nine months ended September 30, 2014 and 2013, we recognized non-cash employee and board equity based compensation of $1,163,462 and $1,203,678, respectively.

(3)
Consulting fees: For the nine months ended September 30, 2014 and 2013, we incurred consulting fees of $1,550,155 and $444,921, respectively, an increase of $1,105,234 or 248%. Consulting fees include both cash and non-cash related consulting fees primarily for investor relations and public relations services as well as other consulting services.  During the nine months ended September 30, 2014 and 2013, we recognized non-cash equity based consulting of $1,288,492 and $294,262, respectively.

(4)
Professional fees:  For the nine months ended September 30, 2014 and 2013, professional fees were $933,751 and $564,597, respectively, an increase of $369,154 or 65%.  Professional fees primarily reflect the costs of professional outside accounting fees, legal fees and audit fees.  The increase in professional fees for the nine months ended September 30, 2014 over that of the prior period are predominately related to professional outside legal, accounting and audit fees resulting from a substantially higher level of activity in the Company’s continuing patent acquisition and monetization operations and also a higher level of activity as a public company

(5)
Other general and administrative expenses: For the nine months ended September 30, 2014 and 2013, other general and administrative expenses were $380,401 and $315,260, respectively, an increase of $65,141 or 21%. General and administrative expenses reflect the other non-categorized operating costs of the Company and include expenses related to being a public company, rent, insurance, technology and other expenses incurred to support the operations of the Company.  The increase in general and administrative costs in the nine months ended September 30, 2014 over the nine months ended September 30, 2013 resulted from an increase in these expenses in support of the continued development of our operations of the Company.

Operating Income from Continuing Operations

We reported operating income (loss) from continuing operations of $4,206,357 and $3,607,791 for the three and nine months ended September 30, 2014 and operating (losses) of $(1,041,939) and $(2,576,408), respectively, for the three and nine months ended September 30, 2013.  For the three and nine months ended September 30, 2014, this represented an improvement of $5,248,296 and $6,184,199, respectively. The transition from operating losses in 2013 to operating income in 2014 was primarily attributable due to the increase in gross profit as a result of increased revenues during the three and nine months ended September 30, 2014.

Other Income

Total other income (expenses) was $(2,165,157) and $(2,165,453) for the three months and nine months ended September 30, 2014 and $(38,588) and $(38,407), respectively, for the three and nine months ended September 30, 2013. For the three and nine months ended September 30, 2014, this represented a decrease of $2,216,569 and $2,127,046, respectively.  The principal component of the increase in the los for the three and nine months ended September 30, 2014 was the impairment of goodwill associated with the CyberFone portfolio in the amount of $2,144,488.

Income Tax Benefit

We recognized an income tax benefit in the amount of $1,481,404 for the three and nine months ended September 30, 2014. There were no income tax benefits for the three and nine months ended September 30, 2013.

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

	For the Three Months ended September 30, 2014	For the Three Months ended September 30, 2013	For the Nine Months ended September 30, 2014	For the Nine Months ended September 30, 2013
Revenues - Real Estate	$-	$-	$-	$1,270,916
Cost of Sales - Real Estate	-	-	-	(1,064,320)
Gross Profit		-		206,596
Operating and other non-operating expenses	-	(23,009)	-	(111,352)
Gain on sale of assets of discontinued operations	-	168,216	-	168,216

Income (loss) from discontinued operations	$-	$145,207	$-	$263,460

Net Income and Net Income Available to Common Shareholders

We reported net income (loss) of $3,522,604 and $2,923,742 for the three and nine months ended September 30, 2014 and net loss of $(935,320) and $(2,351,355), respectively, for the three and nine months ended September 30, 2013.  For the three and nine months ended September 30, 2014, this represented an improvement of $4,457,924 and $5,275,097 respectively. The transition to net income was primarily attributable due to the increase in gross profit as a result of increased revenues during the three and nine months ended September 30, 2014.

Additionally, for the three and nine months ended September 30, 2014, we recorded an expense of $0 and $1,271,492 respectively, for a deemed dividend related to the beneficial conversion feature of the Series A Convertible Preferred Stock issued on May 1, 2014.  Net income available to common stockholders for the three and nine months ended September 30, 2014 was $3,522,604 and $1,652,250, respectively.  Net loss attributable to the common stockholders for the three and nine months ended September 30, 2013 was unaffected.

The Company incurred net non-cash expenses in the amount of $7,263,525 and $2,305,305 for the nine months ended September 30, 2014 and September 30, 2013, respectively. The details of those expenses are set forth below:

	For The Nine Months Ended 9/30/13	For The Nine Months Ended 9/30/14
Net Income	(2,351,355)	1,652,250
Non-GAAP
Provision for Income Taxes	-	(1,481,404)
Amortization of Intangible Assets	860,657	2,872,638
Equity-based Compensation	1,442,704	2,451,954
BCF	-	1,271,492
Impairment of Goodwill	-	2,144,488
Depreciation	1,944	4,357
Non-GAAP Net Income	(46,050)	8,915,775

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At September 30, 2014, the Company’s cash and cash equivalents balances totaled $5,556,584 compared to $3,610,262 at December 31, 2013.  The increase in the cash balances of $1,946,322 resulted primarily from cash received during the nine month period from revenues generated from patent enforcement activities and from the private placement closed on May 1, 2014, the proceeds of which exceeded the initial payment for the entities acquired on May 2, 1014. We collected revenues of $2,945,472 during the three months ended September 30, 2014 and recorded accounts receivable from two licensees in the amount of $10,510,000 at September 30, 2014.

Net working capital declined by $1,821,662 to $2,062,836 at September 30, 2014 from $3,884,498 at December 31, 2013.  The decrease in net working capital resulted primarily from the addition of notes payable related to the acquisition of entities closed on May 2, 2014, fees payable related to the revenue generated in the three months ended September 30, 2014 and the current portion of an earn out related to the purchase of the patents from Clouding IP, LLC in the amount of $2,148,000, offset by an increase in cash and receivables of $12,186,322.

Cash provided by operating activities was $3,233,037 during the nine months ended September 30, 2014 versus cash used in operating activities of $947,344 during the nine months ended September 30, 2013.

Cash used in investing activities was $6,875,703 for the nine months ended September 30, 2014 versus cash used in the amount of $795,033 in the nine months ended September 30, 2013. The higher level of cash used during the nine months ended September 30, 2014 was primarily the purchases of patents and patents rights in transactions entered into on May 2, 2014, June 17, 2014, August 29, 2014 and September 19, 2014.

Cash provided by financing activities was $5,588,988 during the nine months ended September 30, 2014 versus $5,252,596 during the nine months ended September 30, 2013.  Cash provided by financing activities for the nine months ended September 30, 2014 resulted from the private placement of securities issued on May 1, 2014.

Management believes that the balance of cash and cash equivalents of $5,556,584 at September 30, 2014 is sufficient to continue to fund the Company’s current operations at least through October 2015.  However, the Company’s operations are subject to various risks and there is no assurance that changes in the operations of the Company will not require the Company to raise additional cash sooner than planned in order to continue uninterrupted operations.  In that event, the Company would seek to raise additional capital from the sale of the Company’s securities, from borrowing or from other sources.  Should the Company seek to raise capital from the issuances of its securities, such transactions would be subject to the risks of the market for the Company’s securities at the time.

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

With respect to the quarterly period ended September 30, 2014, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s management has concluded that certain disclosure controls and procedures were not effective as of September 30, 2014 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

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

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On August 14, 2014, Dominion Harbor Group, LLC, a former vendor to the Company, filed a complaint against the Company in the Northern District of Texas for breach of contract, unjust enrichment and fraudulent inducement. The Company denies these allegations and believes that this claim is entirely without merit and intends to vigorously defend itself in this action. Other than as disclosed herein, we know of no other material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation other than in the normal course of business.

Item 1A.  Risk Factors.

We have recently consummated the acquisition of certain assets, and in connection therewith, we issued three promissory notes and filed two certificates of designation with the Secretary of State of Nevada.

In connection with the issuance of the Series A Convertible Preferred Stock, the Series B Convertible Preferred Stock and the PIPE Warrants, holders of the Company’s Common Stock will experience immediate and substantial dilution upon the conversion of such preferred stock and the exercise of such warrants.

In connection with the transaction contemplated in this Current Report on Form 8-K, the Company issued 1,023,579 shares of Series A Convertible Preferred Stock, 391,000 shares of Series B Convertible Preferred Stock and PIPE Warrants to purchase an aggregate of 255,895 shares of Common Stock.  Upon conversion of the preferred stock and the warrants, the Company’s Common Stock holders will experience dilution.  We currently have 5,613,902 shares of Common Stock outstanding.  Assuming full conversion of the preferred stock and the exercise of the PIPE Warrants, the number of shares of our Common Stock outstanding will increase 1,641,628 shares from 5,613,902 shares of Common Stock outstanding to 7,284,376 shares of Common Stock outstanding.

The rights of the holders of the Company’s Common Stock will be subordinate to our creditors and to the holders of our preferred stock in a liquidation and the Series A Certificate of Designation contains certain covenants against the incurrence of indebtedness which could affect our business.

In connection with the transaction contemplated in this Current Report on Form 8-K, the Company issued three promissory notes in the aggregate principal amount of $5,000,000 (which increased to $6,000,000 as such promissory notes were not paid in full on or prior to September 30, 2014) and preferred stock and warrants.  The promissory notes were scheduled to mature on September 30, 2014, but the holder of the notes agreed to extend the maturity date to March 31, 2015 in exchange for a fee of $525,000.

Accordingly, the holders of Common Stock will rank junior to such indebtedness and to the liquidation rights of the holders of our Series A Convertible Preferred Stockholders as well as to other non-equity claims on us and our assets, including claims in our liquidation.

Additionally, the Series A Convertible Preferred Stock places restrictions on our ability to incur indebtedness or engage in any transactions, subject to the voting right referred to above in the description of the Series A Certificate of Designations for the Series A Convertible Preferred Stock.

The Company is required to pay dividends on its Series A Convertible Preferred Stock; if we fail to pay such dividends in cash and pay such dividends in shares of our Common Stock then the holders of our Common Stock will be further diluted.

The holders of Series A Convertible Preferred Stock are entitled to annual dividends at a rate of 8% based on a value of $6.50 per share, payable quarterly commencing on January 31, 2015.  If the Company fails to pay such dividends in cash and pays the holders of Series A Convertible Preferred Stock their annual dividends in stock, you will experience further dilution.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

On September 16, 2014, the board of directors (the “Board”) of the Company approved and adopted, subject to shareholder approval on or prior to September 16, 2015, the Company’s 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan authorizes the issuance of up to an aggregate maximum of 1,500,000 shares of the Company’s common stock, subject to adjustment as described in the 2014 Plan. The 2014 Plan shall be administered by a committee appointed by the Board (the “Committee”), which shall consist of two or more directors who qualify as (i) “Independent Directors” (as such term is defined under the rules of The NASDAQ Stock Market LLC), (ii) “Non-Employee Directors” (as such term is defined in Rule 16b-3 of the Securities Exchange Act of 1934, as amended) and (iii) “Outside Directors” (as such term is defined in Section 162(m) of the United States Internal Revenue Code of 1986, as amended). The Committee, in its discretion, selects the individuals to whom awards may be granted, the time or times at which such awards are granted, and the terms of such awards. The 2014 Plan authorizes the Company to grant stock options, restricted stock, preferred stock, other stock based awards, and performance awards that may be denominated in stock or cash and may be paid in stock or cash. Awards may be granted to the Company’s directors, officers, consultants, advisors and employees. Unless earlier terminated by the Board, the 2014 Plan will terminate, and no further awards may be granted, after September 16, 2024.

Item 6. Exhibits.

10.1
Executive Employment Agreement by and between Marathon Patent Group, Inc. and Daniel Gelbtuch dated September 9, 2014 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 15, 2014)

10.2
Consulting Agreement by and between Marathon Patent Group, Inc. and GRQ Consultants, Inc. dated September 17, 2014 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 19, 2014)

10.3
Marathon Patent Group, Inc. 2014 Equity Incentive Plan, dated September 16, 2014 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 19, 2014)

10.4
Marathon Patent Group, Inc. 2014 Non-Employee Director Compensation Plan, as amended, dated September 16, 2014 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on September 19, 2014).

10.5	Patent Purchase Agreement by and between Marathon Patent Group, Inc., Clouding Corp. and Clouding IP, LLC dated August 29, 2014*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Document
101.def	XBRL Taxonomy Definition Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

* Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2014

MARATHON PATENT GROUP, INC.

By:	/s/ Doug Croxall
Name: Doug Croxall
Title: Chief Executive Officer and Chairman
(Principal Executive Officer)

By:	/s/ Francis Knuettel II
Name: Francis Knuettel II
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)