Form 10-K
period 2014-12-31
Marathon Patent Group, Inc.
filed 2015-03-26
CIK 1507605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ___________________________

Commission file number 000-54652

MARATHON PATENT GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	01-0949984
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

11100 Santa Monica Blvd. Ste. 380, Los Angeles, CA	90025
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (703) 232-1701

Securities registered under Section 12(b) of the Exchange Act:

Common Stock $0.0001 par value per share	The NASDAQ Stock Market LLC
(Title of class)	(Name of each exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes [  ] No [X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [   ] No [X]

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

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

As of June 30, 2014, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing sales price of Common Stock on June 30, 2014, was approximately $40 million. As of March 18, 2015, the registrant had 13,918,177 shares of Common Stock outstanding.

-i-

MARATHON PATENT GROUP, INC.

FORWARD LOOKING STATEMENTS

    This Annual Report on Form 10-K and other written and oral statements made from time to time by us may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties. Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address our growth strategy, financial results and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward-looking statements. These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially.

    These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

•	The uncertainty of profitability;
•	Risks related to failure to obtain adequate financing on a timely basis and on acceptable terms; and
•	Other risks and uncertainties related to our business plan and business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements. Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

PART I

ITEM 1. BUSINESS

    We acquire patents and patent rights from owners or other ventures and seek to monetize the value of the patents through litigation and licensing strategies, alone or with others.    Part of our acquisition strategy is to acquire or invest in patents and patent rights that cover a wide-range of subject matter which allows us to seek the benefits of a diversified portfolio of assets in differing industries and countries.  Generally, the patents and patent rights that we seek to acquire have large identifiable targets who are or have been using technology that we believe infringes our patents and patent rights.  We generally monetize our portfolio of patents and patent rights by entering into license discussions, and if that is unsuccessful, initiating enforcement activities against any infringing parties with the objective of entering into comprehensive settlement and license agreements that may include the granting of non-exclusive retroactive and future rights to use the patented technology, a covenant not to sue, a release of the party from certain claims, the dismissal of any pending litigation and other terms.  Our strategy has been developed with the expectation that it will result in a long-term, diversified revenue stream for the Company. As of December 31, 2014, we owned 378 U.S. and foreign patents and patent rights and 22 patent applications.

    Our principal office is located at 11100 Santa Monica Blvd., Suite 380, Los Angeles, CA 90225. Our telephone number is (703) 232-1701.

    We were incorporated in the State of Nevada on February 23, 2010 under the name “Verve Ventures, Inc.” On December 7, 2011, we changed our name to “American Strategic Minerals Corporation” and were engaged in exploration and potential development of uranium and vanadium minerals business. During June 2012, we discontinued our minerals business and began to invest in real estate properties in Southern California. In November 2012, we discontinued our real estate business.

Industry Overview and Market Opportunity

    Under U.S. law, an inventor or patent owner has the right to seek to exclude others from making, selling or using their patented invention and seeking damages. Unfortunately, it is often the case that infringers are unwilling, at least initially, to negotiate or pay reasonable royalties for their unauthorized use of patents and some prefer to fight allegations of patent infringement. Inventors and/or patent holders, without sufficient legal, financial and/or expert technical resources to commence or continue legal action, are at a disadvantage as they may be perceived to lack credibility in dealing with potential licensees and as a result, are often ignored. As a result of the common reluctance of patent infringers to negotiate and ultimately take a patent license for the use of patented technologies, patent licensing and enforcement often begins with the filing of patent enforcement litigation. However, the majority of patent infringement litigations settle out of court based on the strength of the patent claims, validity, and persuasive evidence and clarity that the patent is being infringed.

Business Model and Strategy – Overview

    Our business encompasses two main elements: (1) the identification, analysis and acquisition of patents and patent rights; and (2) the generation of revenue from the acquired patents or patent rights.  Typically, we compensate the patent seller with cash, equity, earn-out or debt upon the acquisition of the patents or patent rights or resolution of claims.

Key Factors of Our Business Model

Diversification

    As of December 31, 2014, we owned 378 U.S. and foreign patents and patent rights and 22 patent applications across a broad array of technologies and markets.  We intend to add more patents and patent applications for the purpose of generating additional revenues from assertion against infringers.  By owning multiple patent assets, we seek to continue to be diversified in both the types of patents that we own as well as the frequency and size of the monetization revenue generated.  This diversification prevents us from having to rely on a single patent, or patent family, to generate our revenue. Additionally, by commencing multiple settlement and licensing campaigns with our different patent assets, we intend to generate frequent revenue events through the execution of multiple settlement and licensing agreements.  Our diversification of patent assets and revenue generation allows us to avoid the binary risk that can be associated with owning a single patent asset that typically generates a single stream of licensing revenue.

Patent Acquisition Opportunities

    We have worked to establish a supply of patent acquisition opportunities with patent brokers and dealers, with individual inventors and patent owners, as well as with large corporations (including Fortune 500 corporations) who own patents.  Service providers, such as patent prosecution and litigation attorneys and patent licensing professionals, have also become key providers of patent opportunities.  We maintain an important relationship with IP Navigation Group LLC (“IP Nav”), and have received a significant amount of our patent acquisition opportunities from our relationship with IP Nav.  Affiliates of IP Nav maintain a significant ownership interest in our Company, as well as participating with us in revenue from various asset monetization efforts.  We intend to continue to expand our relationships for patent acquisitions, and expand the industries to which our patents apply.

Patent Portfolio Evaluation

    We follow a disciplined due diligence approach when analyzing potential patent acquisitions.  Each opportunity to acquire a patent can vary based on the amount and type of patent assets, the complexity of the underlying inventions, and the analysis of the industries in which the invention is being used.

Opus Analytics

    During September 2014 we acquired a limited field of use exclusive license to market Opus Analytics from IP Nav.  Opus Analytics is a proprietary patent analytics tool that we use extensively to review and analyze patent acquisition opportunities.  Opus Analytics is also a SAAS (Software as a Service) tool that we offer to third-parties to generate additional revenue streams from financial professionals, investors, patent licensing and monetization companies, and legal and investment professionals.

    Our potential patent acquisition opportunities are entered into Opus Analytics to evaluate patent decisions.  The algorithm underlying Opus is comprised of approximately 120 factors, and it has been continuously updated using actual observations.  After evaluation of the patents by Opus Analytics, the Company reviews subtleties in the language of a patent’s recorded interactions with the patent office and evaluates prior art and literature. This evaluation can make significant differences in the potential monetization revenue derived from a patent or patent portfolio. We have developed proprietary processes and procedures for identifying problem areas and evaluating the strength of a patent portfolio before the decision is made to allocate resources to an acquisition or to launch an effective monetization effort, using the judgment and skill of our personnel.

    We may also seek to use third-party experts in the evaluation and due diligence of patent assets.  The combination of our management team and third-party patent attorneys, intellectual property licensing experts, and technology engineers allow us to conduct our tailored patent acquisition and evaluation processes and procedures.   We evaluate both the types and strength of the claims of the patent as well as the file history of the patent.

    Finally, we identify potential infringers; industries within which the potential infringers exist; longevity of the patented technology; and a variety of other factors that directly impact the magnitude and potential success of a licensing and enforcement program.

Competition

    While there has been a noticeable proliferation of patent monetization firms seeking to enter the business in the past few years, both public and private, there also has emerged competition from aggregators and commercial enterprises seeking to extend non-litigation licensing or membership approaches to patent disputes, which is a further source of competition to our business.   We also compete with venture capital enterprises and funds, strategic buyers, lawyers and various industry leaders for patents and patent rights.  There also is strong competition for experts, engineers and attorneys who are important for successful monetization campaigns when litigation ensues.  Most of these competitors have substantially greater financial and human resources than we do.  As the market matures, we expect more companies entering the market to pursue similar opportunities, which may reduce our market share and opportunities.

Our Customers

    Currently, we define customers as those companies that procure licenses to our patents, to satisfy legal claims of infringement against commercial products or services they produce or sell. Our licensees generally obtain non-recurring, non-exclusive, non-assignable license agreements in return for a single payment at signing.  However, in certain cases, such as the licenses for our Medtech portfolio, we may enter into licenses with recurring royalty payments that continue for a defined period of time.

Intellectual Property and Patent Rights

    Our intellectual property is primarily comprised of issued patents, patent applications and contract rights to patents.  We began to generate revenue from patents during the second quarter of 2013.  As of December 31, 2014, the median expiration date for patents in our portfolio is August 6, 2017, and the latest expiration date for a patent in our portfolio is July 29, 2029.  A summary of our patent portfolios is as follows:

Subsidiary	Number of Patents	Earliest Expiration Date	Median Expiration Date	Latest Expiration Date	Subject Matter
Bismarck IP Inc.	14	09/15/16	09/15/15	01/22/18	Communication and PBX equipment
Clouding Corp.	70	Expired	10/05/21	03/29/29	Network and data management
CRFD Research, Inc.	4	09/17/21	08/11/22	08/19/23	Web page content translator and device-to-device transfer system
Cyberfone Systems, LLC	38	Expired	09/15/15	11/11/17	Telephony and data transactions
Dynamic Advances, LLC	4	Expired	10/02/17	03/06/23	Natural language interface
E2E Processing, Inc.	4	04/27/20	11/17/23	07/18/24	Manufacturing schedules using adaptive learning
Hybrid Sequence IP, Inc.	2	11/14/15	09/09/16	07/17/17	Asynchronous communications
IP Liquidity Ventures, LLC	6	Expired	06/06/15	07/26/20	Pharmaceuticals / tire pressure systems
Loopback Technologies, Inc.	10	Expired	09/25/17	08/27/22	Automotive
Medtech Group Acquisition Corp.	169	Expired	06/01/18	07/29/29	Medical technology
Relay IP, Inc.	1	Expired	Expired	Expired	Multicasting
Sampo IP, LLC	3	03/13/18	03/13/18	11/16/23	Centrifugal communications
Sarif Biomedical LLC	5	Expired	Expired	Expired	Microsurgery equipment
Selene Communication Technologies, LLC	3	05/05/18	11/23/20	11/28/21	Communications
Signal IP, Inc.	7	03/10/14	12/01/15	08/06/22	Automotive
TLI Communications, LLC	1	06/17/17	06/17/17	06/17/17	Telecommunications
Vantage Point Technology, Inc.	37	Expired	12/21/16	03/09/18	Computer networking and operations

Patent Enforcement Litigation

    We are involved in numerous ongoing patent enforcement proceedings alleging infringement in numerous jurisdictions, both within the United States and abroad.  As of December 31, 2014, we were involved in enforcement actions against approximately 77 defendants, as set forth below:

United States
District of Delaware	25
Eastern District of Texas	18
Central District of California	12
Northern District of California	8
Eastern District of Michigan	2
Northern District of New York	1

Foreign
Germany	11

Research and Development

    We have not expended funds for research and development costs.

Employees

    As of December 31, 2014, we had 8 full-time employees and 1 part-time employee.   We believe our employee relations to be good.

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

●
The monetization of a patent portfolio will be a time consuming and expensive process that may disrupt our operations. If our monetization efforts are not successful, our results of operations could be harmed. In addition, we may not achieve anticipated synergies or other benefits from such acquisition; and

●
We may encounter unforeseen difficulties with our business or operations in the future that may deplete our capital resources more rapidly than anticipated. As a result, we may be required to obtain additional working capital in the future through public or private debt or equity financings, borrowings or otherwise. If we are required to raise additional working capital in the future, such financing may be unavailable to us on favorable terms, if at all, or may be dilutive to our existing stockholders. If we fail to obtain additional working capital, as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition.

    Therefore, there is no assurance that the monetization of our patent portfolios will generate enough revenue to recoup our investment.

We are presently reliant on the patent assets we acquire from other patent owners. If we are unable to monetize such assets and generate revenue and profit through those assets or by other means, there is a significant risk that our business would fail.

    At the commencement of our current line of business in 2012, we acquired a portfolio of patent assets from Sampo IP, LLC (“Sampo”), a company affiliated with our Chief Executive Officer, Douglas Croxall, from which we have generated revenue from enforcement activities and for which we plan to continue to generate enforcement related revenue.  On April 16, 2013, we acquired a patent from Mosaid Technologies Incorporated, a Canadian corporation. On April 22, 2013, we acquired a patent portfolio through a merger between CyberFone Acquisition Corp., a Texas corporation and our wholly owned subsidiary and CyberFone Systems LLC, a Texas limited liability company (“CyberFone Systems”). In June 2013, in connection with the closing of a licensing agreement with Siemens Technology, we acquired a patent portfolio from that company.  In September 2013, we acquired a portfolio from TeleCommunication Systems and an additional portfolio from Intergraph Corporation.  In October 2013, we acquired a patent portfolio from TT IP, LLC.  In December 2013 we had three transactions: (i) in connection with a licensing agreement with Zhone, we acquired a portfolio of patents from that company; (ii) we acquired a patent portfolio from Delphi Technologies, Inc.; and (iii) in connection with a settlement and license agreement, we agreed to settle and release another defendant for past and future use of our patents, whereby the defendant agreed to assign and transfer 2 U.S. patents and rights to us.  In May 2014, we acquired ownership rights of Dynamic Advances, LLC, a Texas limited liability company, IP Liquidity Ventures, LLC, a Delaware limited liability company, and Sarif Biomedical, LLC, a Delaware limited liability company, all of which hold patent portfolios or contract rights to the revenue generated from the patent portfolios. In June 2014, we acquired Selene Communication Technologies, LLC, which holds multiple patents in the search and network intrusion field. In August 2014, we acquired patents from Clouding IP LLC, with such patents related to network and data management technology.  In September 2014, we acquired TLI Communications, which owns a single patent in the telecommunication field.  In October 2014, we acquired three patent portfolios from MedTech Development, LLC, which owns medical technology patents. We plan to generate revenues from our acquired patent portfolios.  However, if our efforts to generate revenue from these assets fail, we will have incurred significant losses and may be unable to acquire additional assets. If this occurs, our business would likely fail.

We have economic interests in portfolios that the Company does not control and the decision regarding the timing and amount of licenses are held by third parties, which could lead to outcomes materially different than what the Company intended.

   The Company owns contract rights to two portfolios over which it does not exercise control and cannot determine when and if, and if so, for how much, the patent owner licenses the patents.  This could lead to situations where we have dedicated resources, time and money to portfolios that despite the best interests of the Company provide little or no return on our investment.  In these situations, the Company would record a loss on its investment and incur losses that contribute to the overall performance of the company.

Failure to effectively manage our growth could place strains on our managerial, operational and financial resources and could adversely affect our business and operating results.

    Our growth has placed, and is expected to continue to place, a strain on our managerial, operational and financial resources and systems which are limited. Further, as our subsidiary companies’ businesses grow, we will be required to continue to manage multiple relationships. Any further growth by us or our subsidiary companies, or an increase in the number of our strategic relationships, may place additional strain on our managerial, operational and financial resources and systems. Although we may not grow as we expect, if we fail to manage our growth effectively or to develop and expand our managerial, operational and financial resources and systems, our business and financial results would be materially harmed.

We initiate legal proceedings against potentially infringing companies in the normal course of our business and we believe that extended litigation proceedings would be time-consuming and costly, which may adversely affect our financial condition and our ability to operate our business.

    To monetize our patent assets, we generally initiate legal proceedings against likely infringing companies, pursuant to which we may allege that such companies infringe on one or more of our patents. Our viability could be highly dependent on the outcome of the litigation, and there is a risk that we may be unable to achieve the results we desire from such litigation, which failure would substantially harm our business.  In addition, the defendants in the litigations are likely to be much larger than us and have substantially more resources than we do, which could make our litigation efforts more difficult and impact the duration of the litigation which would require us to devote our limited financial, managerial and other resources to support litigation that may be disproportionate to the anticipated recovery.

    We anticipate that these legal proceedings may continue for several years and may require significant expenditures for legal fees and other expenses. Disputes regarding the assertion of patents and other intellectual property rights are highly complex and technical. Once initiated, we may be forced to litigate against others to enforce or defend our patent rights or to determine the validity and scope of other party’s patent rights. The defendants or other third parties involved in the lawsuits in which we are involved may allege defenses and/or file counterclaims or commence re-examination proceedings by patenting issuance authorities in an effort to avoid or limit liability and damages for patent infringement, or declare our patents to be invalid or non-infringed. If such defenses or counterclaims are successful, they may preclude our ability to derive monetization revenue from the patents. A negative outcome of any such litigation, or affecting one or more claims contained within any such litigation, could materially and adversely impact our business. Additionally, we anticipate that our legal fees and other expenses will be material and will negatively impact our financial condition and results of operations and may result in our inability to continue our business.

We may seek to internally develop additional new inventions and intellectual property, which would take time and be costly. Moreover, the failure to obtain or maintain intellectual property rights for such inventions would lead to the loss of our investments in such activities.

    We may in the future seek to engage in commercial business ventures or seek internal development of new inventions or intellectual property.  These activities would require significant amounts of financial, managerial and other resources and would take time to achieve. Such activities could also distract our management team from its present business initiatives, which could have a material and adverse effect on our business. There is also the risk that such initiatives may not yield any viable new business or revenue, inventions or technology, which would lead to a loss of our investment in such activities.

    In addition, even if we are able to internally develop new inventions, in order for those inventions to be viable and to compete effectively, we would need to develop and maintain, and we would be heavily reliant upon, a proprietary position with respect to such inventions and intellectual property. However, there are significant risks associated with any such intellectual property we may develop principally including the following:

●	patent applications we may file may not result in issued patents or may take longer than we expect to result in issued patents;

●	we may be subject to interference proceedings;

●	we may be subject to opposition proceedings in the U.S. or foreign countries;

●	any patents that are issued to us may not provide meaningful protection;

●	we may not be able to develop additional proprietary technologies that are patentable;

●	other companies may challenge patents issued to us;

●	other companies may have independently developed and/or patented (or may in the future independently develop and patent) similar or alternative technologies, or duplicate our technologies;

●	other companies may design around technologies we have developed; and

●	enforcement of our patents would be complex, uncertain and very expensive.

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

Our future success depends on our ability to expand our organization to match the growth of our activities.

    As our operations grow, the administrative demands upon us will grow, and our success will depend upon our ability to meet those demands. We are organized as a holding company, with numerous subsidiaries, each of which will require their own needs for financial, managerial and other resources to be satisfied, and the parent operating company will have its own requirements for financial, managerial and other resources, which could create challenges to our ability to successfully manage our subsidiaries and operations and which could impact our ability to assure compliance with our policies, practices and procedures. These demands include increased executive, accounting, management, legal services, staff support, and general office services. We may need to hire additional qualified personnel to meet these demands, the cost and quality of which is dependent in part upon market factors outside of our control. Further, we will need to effectively manage the training and growth of our staff to maintain an efficient and effective workforce, and our failure to do so could adversely affect our business and operating results.

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

    Our future growth depends, in part, on our ability to acquire patented technologies, patent portfolios, or companies holding such patented technologies and patent portfolios. Accordingly, we have engaged in acquisitions to expand our patent portfolios and we intend to continue to explore such acquisitions. Such acquisitions are subject to numerous risks, including the following:

☐	our inability to enter into a definitive agreement with respect to any potential acquisition, or if we are able to enter into such agreement, our inability to consummate the potential acquisition;

☐	difficulty integrating the operations, technology and personnel of the acquired entity;

☐	our inability to achieve the anticipated financial and other benefits of the specific acquisition;

☐	difficulty in maintaining controls, procedures and policies during the transition and monetization process;

☐	diversion of our management’s attention from other business concerns; and

☐	failure of our due diligence process to identify significant issues, including issues with respect to patented technologies and patent portfolios, and other legal and financial contingencies.

    If we are unable to manage these risks effectively as part of any acquisition, our business could be adversely affected.

Our revenues are unpredictable, and this may harm our financial condition.

    From November 12, 2012 to the present, our operating subsidiaries have executed our business strategy of acquiring patent portfolios and accompanying patent rights and monetizing the value of those assets.  As of December 31, 2014, on a consolidated basis, our operating subsidiaries owned, controlled or had economic rights to 378 patent assets, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries. These acquisitions continue to expand and diversify our revenue generating opportunities. However, due to the nature of our patent monetization business and uncertainties regarding the amount and timing of the receipt of funds from the monetization of our patent assets resulting in part from uncertainties regarding the outcome of enforcement actions, rates of adoption of our patented technologies, outlook for the businesses for defendants, and certain other factors, our revenues may vary substantially from quarter to quarter, which could make our business difficult to manage, adversely affect our business and operating results, cause our quarterly results to fall below expectations and adversely affect the market price of our Common Stock.

Our patent monetization cycle is lengthy and costly, and our marketing, legal and administrative efforts may be unsuccessful.

    We expect significant marketing, legal and administrative expenses prior to generating revenue from monetization efforts.  We will also spend considerable time and resources educating defendants on the benefits of a settlement, prior to or during litigation, that may include a license of our patent rights.  As such, we may incur significant losses in any particular period before any associated revenue stream begins.

    If our efforts to convince defendants of the benefits of a settlement arrangement prior to litigation are unsuccessful, we may need to continue with the litigation process or other enforcement action to protect our patent rights and to realize revenue from those rights.  We may also need to litigate to enforce the terms of existing agreements, protect our trade secrets, or determine the validity and scope of the proprietary rights of others. Enforcement proceedings are typically protracted and complex. The costs are typically substantial, and the outcomes are unpredictable. Enforcement actions will divert our managerial, technical, legal and financial resources from business operations.

Our exposure to uncontrollable risks, including new legislation, court rulings or actions by the United States Patent and Trademark Office, could adversely affect our activities including our revenues, expenses and results of operations.

    Our patent acquisition and monetization business is subject to numerous risks, including the following:

    New legislation, regulations or rules related to obtaining patents or enforcing patents could significantly increase our operating costs and reduce our revenue and results of operations.

    If new legislation, regulations or rules are implemented either by Congress, the U.S. Patent and Trademark Office, the executive branch, or the courts, that impact the patent application process, the patent enforcement process, the rights of patent holders, or litigation practices, such changes could materially and negatively affect our revenue and expenses and, therefore, our results of operations and the overall success of our company.  Recently, United States patent laws were amended with the enactment of the Leahy-Smith America Invents Act, or the America Invents Act, which took effect on March 16, 2013. The America Invents Act includes a number of significant changes to U.S. patent law. In general, the legislation attempts to address issues surrounding the enforceability of patents and the increase in patent litigation by, among other things, establishing new procedures for patent litigation. For example, the America Invents Act changes the way that parties may be joined in patent infringement actions, increasing the likelihood that such actions will need to be brought against individual allegedly-infringing parties by their respective individual actions or activities. In addition, the America Invents Act enacted a new inter-partes review, or IPR, process at the USPTO which can be used by defendants, and other individuals and entities, to separately challenge the validity of any patent. At this time, it is not clear what, if any, impact the America Invents Act will have on the operation of our patent monetization and enforcement business. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the enforcement of our patented technologies, which could have a material adverse effect on our business and financial condition.  Patents from nine of our portfolios are currently the subject of inter-partes reviews.

    In addition, the U.S. Department of Justice, or the DOJ, has conducted reviews of the patent system to evaluate the impact of patent assertion entities on industries in which those patents relate. It is possible that the findings and recommendations of the DOJ could impact the ability to effectively monetize and enforce standards-essential patents and could increase the uncertainties and costs surrounding the enforcement of any such patented technologies. Also, the Federal Trade Commission, or FTC, has published its intent to initiate a proposed study under Section 6(b) of the Federal Trade Commission Act to evaluate the patent assertion practice and market impact of Patent Assertion Entities, or PAEs.  The FTC’s notice and request for public comment relating to the PAE study appeared in the Federal Register on October 3, 2013.  The FTC has solicited information from the Company regarding its portfolios and activities, and the Company is currently in the process of complying with the FTC request for such information. It is expected that the results of the PAE study by the FTC will be provided to Congress and other agencies, such as the DOJ, who could take action, including legislative proposals, based on the results of the study.

    Finally, new rules regarding the burden of proof in patent enforcement actions could substantially increase the cost of our enforcement actions and new standards or limitations on liability for patent infringement could negatively impact our revenue derived from such enforcement actions.

Changes in patent law could adversely impact our business.

    Patent laws may continue to change and may alter the historically consistent protections afforded to owners of patent rights. Such changes may not be advantageous for us and may make it more difficult to obtain adequate patent protection to enforce our patents against infringing parties. Increased focus on the growing number of patent-related lawsuits may result in legislative changes that increase our costs and related risks of asserting patent enforcement actions. For instance, in December 2013, the United States House of Representatives passed a bill that would require non-practicing entities that bring patent infringement lawsuits to pay legal costs of the defendants, if the lawsuits are unsuccessful and certain standards are not met.

Trial judges and juries often find it difficult to understand complex patent enforcement litigation, and as a result, we may need to appeal adverse decisions by lower courts in order to successfully enforce our patent rights.

    It is difficult to predict the outcome of litigation, particularly patent enforcement litigation. It is often difficult for juries and trial judges to understand complex, patented technologies and, as a result, there is a higher rate of successful appeals in patent enforcement litigation than more standard business litigation. Such appeals are expensive and time consuming, resulting in increased costs and delayed final non-appealable judgments that can require payment of damages to the Company. Although we diligently pursue enforcement litigation, we cannot predict with significant reliability the decisions that may be made by juries and trial courts.

More patent applications are filed each year resulting in longer delays in getting patents issued by the USPTO.

    We hold and continue to acquire pending patents in the application or review phase. We believe there is a trend of increasing patent applications each year, which we believe is resulting in longer delays in obtaining approval of pending patent applications. The application delays could cause delays in monetizing such patents which could cause us to miss opportunities to license patents before other competing technologies are developed or introduced into the market.

Patent enforcement litigation is taking longer.

    Our patent enforcement actions are almost exclusively prosecuted in federal court. Federal trial courts that hear our patent enforcement actions also hear criminal and other cases. Criminal cases always take priority over our actions. As a result, it is difficult to predict the length of time it will take to complete an enforcement action. Moreover, we believe there is a trend in increasing numbers of civil and criminal proceedings and, as a result, we believe that the risk of delays in our patent enforcement actions has grown and will continue to grow and will increasingly affect our business in the future unless this trend changes.

Any reductions in the funding of the USPTO could have an adverse impact on the cost of processing pending patent applications and the value of those pending patent applications.

    Our ownership or acquisition of pending patent applications before the USPTO is subject to funding and other risks applicable to a government agency. The value of our patent portfolio is dependent, in part, on the issuance of patents in a timely manner, and any reductions in the funding of the USPTO could negatively impact the value of our assets. Further, reductions in funding from Congress could result in higher patent application filing and maintenance fees charged by the USPTO, causing an unexpected increase in our expenses.

Our acquisitions of patent assets may be time consuming, complex and costly, which could adversely affect our operating results.

    Acquisitions of patent or other intellectual property assets, are often time consuming, complex and costly to consummate. We may utilize many different transaction structures in our acquisitions and the terms of such acquisition agreements tend to be heavily negotiated. As a result, we expect to incur significant operating expenses and may be required to raise capital during the negotiations even if the acquisition is ultimately not consummated. Even if we are able to acquire particular patent assets, there is no guarantee that we will generate sufficient revenue related to those patent assets to offset the acquisition costs. While we will seek to conduct sufficient due diligence on the patent assets we are considering for acquisition, we may acquire patent assets from a seller who does not have proper title to those assets. In those cases, we may be required to spend significant resources to defend our ownership interest in the patent assets and, if we are not successful, our acquisition may be invalid, in which case we could lose part or all of our investment in the assets.

    We may also identify patent or other patent assets that cost more than we are prepared to spend with our own capital resources. We may incur significant costs to organize and negotiate a structured acquisition that does not ultimately result in an acquisition of any patent assets or, if consummated, proves to be unprofitable for us. These higher costs could adversely affect our operating results and, if we incur losses, the value of our securities will decline.

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

    Our ability to operate our business and compete in the patent market largely depends on the superiority, uniqueness and value of our acquired patent assets.  To protect our proprietary rights, we rely on and will rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements, common interest agreements and agreements with our employees and third parties, and protective contractual provisions. No assurances can be given that any of the measures we undertake to protect and maintain the value of our assets will have any measure of success.

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

    Despite our efforts to protect our intellectual property rights, any of the following or similar occurrences may reduce the value of our intellectual property:

☐	our patent applications, trademarks and copyrights may not be granted and, if granted, may be challenged or invalidated;

☐	issued trademarks, copyrights, or patents may not provide us with any competitive advantages when compared to potentially infringing other properties;

☐	our efforts to protect our intellectual property rights may not be effective in preventing misappropriation of our technology; or

☐	our efforts may not prevent the development and design by others of products or technologies similar to or competitive with, or superior to those we acquire and/or prosecute.

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

    Our business depends significantly on worldwide economic conditions and the United States and world economies have recently experienced weak economic conditions. Uncertainty about global economic conditions poses a risk as businesses may postpone spending in response to tighter credit, negative financial news and declines in income or asset values. This response could have a material adverse effect on the willingness of parties infringing on our assets to enter into settlements or other revenue generating agreements voluntarily. Entering into such agreements is critical to our business, and our failure to do so could cause material harm to our business.

If we are unable to adequately protect our patent assets, we may not be able to compete effectively.

    Our ability to compete depends in part upon the strength of the patents and patent rights that we own or may hereafter acquire. We rely on a combination of U.S. and foreign patents, copyrights, trademark, trade secret laws and other types of agreements to establish and protect our patent, intellectual property and proprietary rights. The efforts we take to protect our patents, intellectual property and proprietary rights may not be sufficient or effective at stopping unauthorized use of our patents, intellectual property and proprietary rights. In addition, effective trademark, patent, copyright and trade secret protection may not be available or cost-effective in every country in which our services are made available. There may be instances where we are not able to fully protect or utilize our patent and other intellectual property in a manner that maximizes competitive advantage. If we are unable to protect our patent assets and intellectual property and proprietary rights from unauthorized use, the value of those assets may be reduced, which could negatively impact our business. Our inability to obtain appropriate protections for our intellectual property may also allow competitors to enter markets and produce or sell the same or similar products. In addition, protecting our patents and patent rights is expensive and diverts critical managerial resources. If any of the foregoing were to occur, or if we are otherwise unable to protect our intellectual property and proprietary rights, our business and financial results could be adversely affected.

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

    A significant portion of our revenues will be generated from a limited number of customers and licenses to those customers. For the year ended December 31, 2014, five licenses with two licensees accounted for approximately 88% of our revenue. There can be no guarantee that we will be able to obtain additional licenses for the Company’s patents, or if we able to do so, that the licenses will be of the same or larger size allowing us to sustain or grow our revenue levels, respectively. If we are not able to generate licenses from the limited group of prospective customers that we anticipate may generate a substantial majority of our revenues in the future, or if they do not generate revenues at the levels or at the times that we anticipate, our ability to maintain or grow our revenues and our results of operations will be adversely affected.

We acquired the rights to market and license a patent analytics tool from IP Navigation Group, LLC and will dedicate resources and incur costs in an effort to generate revenues.  We may not be able to generate revenues and there is a risk that the time spent marketing and licensing the tool will distract management from the enforcement of the Company’s patent portfolios.

    We expect to dedicate resources and incur costs in the marketing and licensing of the patent analytics tool, named Opus Analytics, in order to generate revenue, but there are no assurances that our efforts will be successful.  We may not generate any revenues from the licensing of the tool or may not generate enough license revenue to exceed our costs.  Our efforts therefore could lead to losses and could have a material adverse affect on our income, expenses or results of operations.

    In addition, the time and effort spent marketing and licensing Opus Analytics could distract the Company and its officers from the management of the balance of the Company’s business and have a deleterious effect on results from the enforcement of the Company’s patents and patent rights.  This could lead to either sub-par returns from the patent and patent right enforcement efforts or even total losses of the value of such patents and patent rights, leading to considerable losses.

Risks Related to Our Indebtedness

Our cash flows and capital resources may be insufficient to make required payments on our indebtedness and future indebtedness.

    As of December 31, 2014 and March 18, 2015, we have $22,488,065 and $29,488,065 of indebtedness outstanding. Our indebtedness could have important consequences to you. For example, it could:

•	make it difficult for us to satisfy our debt obligations;

•	make us more vulnerable to general adverse economic and industry conditions;

•	limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other general corporate requirements;

•	expose us to interest rate fluctuations because the interest rate on the debt under the Credit Facility is variable;

•	require us to dedicate a portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow for operations and other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	place us at a competitive disadvantage compared to competitors that may have proportionately less debt and greater financial resources.

    In addition, our ability to make scheduled payments or refinance our obligations depends on our successful financial and operating performance, cash flows and capital resources, which in turn depend upon prevailing economic conditions and certain financial, business and other factors, many of which are beyond our control. These factors include, among others:

•	economic and demand factors affecting our industry;

•	pricing pressures;

•	increased operating costs;

•	competitive conditions; and

•	other operating difficulties.

    If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt. In the event that we are required to dispose of material assets or operations to meet our debt service and other obligations, the value realized on such assets or operations will depend on market conditions and the availability of buyers. Accordingly, any such sale may not, among other things, be for a sufficient dollar amount. Our obligations pursuant to the Loan Agreement are secured by a security interest in all of our assets, exclusive of intellectual property. The foregoing encumbrances may limit our ability to dispose of material assets or operations. We also may not be able to restructure our indebtedness on favorable economic terms, if at all.

    We may incur additional indebtedness in the future, including pursuant to the Fortress Documents (as defined herein). Our incurrence of additional indebtedness would intensify the risks described above.

The Fortress Documents contain various covenants limiting the discretion of our management in operating our business.

On January 29, 2015, the Company and certain of its subsidiaries entered into a series of Agreements including a Securities Purchase Agreement (the “Fortress Purchase Agreement”) and a Subscription Agreement with DBD Credit Funding, LLC (“DBD”), an affiliate of Fortress Credit Corp., under which the Company sold to the purchasers: (i) $15,000,000 original principal amount of Senior Secured Notes (the “Fortress Notes”), (ii) a right to receive a portion of certain proceeds from monetization net revenues received by the Company (after receipt by the Company of $15,000,000 of monetization net revenues and repayment of the Fortress Notes), (iii) a five-year warrant (the “Fortress Warrant”) to purchase 100,000 shares of the Issuer’s Common Stock exercisable at $7.44 per share, subject to adjustment; and (iv) 134,409 shares of the Issuer’s Common Stock.  Pursuant to the Fortress Purchase Agreement, as security for the payment and performance in full of the secured obligations, the Company and certain subsidiaries executed and delivered in favor of the purchasers a Security Agreement and a Patent Security Agreement, including a pledge of the Company’s interests in certain of its subsidiaries (together with the Fortress Purchase Agreement, the Fortress Notes and the Fortress Warrant, the “Fortress Documents”).

    The Fortress Documents contains, subject to certain carve-outs, various restrictive covenants that limit our management's discretion in operating our business. In particular, these instruments limit our ability to, among other things:

•	incur additional debt;

•	grant liens on assets;

•	dispose assets outside the ordinary course of business; and

•	make fundamental business changes.

    If we fail to comply with the restrictions in the Fortress Documents, a default may allow the creditors under the relevant instruments to accelerate the related debt and to exercise their remedies under these agreements, which will typically include the right to declare the principal amount of that debt, together with accrued and unpaid interest and other related amounts, immediately due and payable, to exercise any remedies the creditors may have to foreclose on assets that are subject to liens securing that debt and to terminate any commitments they had made to supply further funds.

The rights of the holders of the Company’s Common Stock will be subordinate to our creditors.

    On May 2, 2014, we issued three promissory notes in the aggregate principal amount of $5,000,000 (which increased to $6,000,000 as the promissory notes were not paid in full on or prior to June 30, 2014) and preferred stock and warrants.  On October 13, 2014, we issued a note in the amount of $9,000,000 and assumed existing indebtedness in the amount of $5,500,000, both pursuant to the acquisition of three patent portfolios from MedTech Development, LLC. On October 16, 2014, we issued Convertible Notes in the aggregate principal amount of $5,550,000, which mature on October 16, 2018. On January 29, 2015 and February 12, 2015, we issued to DBD notes in the principal amounts of $15,000,000 and $5,000,000, respectively.

    Accordingly, the holders of Common Stock will rank junior to such indebtedness, as well as to other non-equity claims on the Company and our assets, including claims in our liquidation.

Risks Relating to Our Stock

Our management will be able to exert significant influence over us to the detriment of minority stockholders.

    Our executive officers and directors beneficially own approximately 12.1% of our outstanding Common Stock as of March 18, 2015. As a result, our management could exert significant influence over our business and affairs and all matters requiring stockholder approval, including mergers or other fundamental corporate transactions. The concentration of ownership may have the effect of delaying or preventing a change in control and could affect the market price of our Common Stock.

Exercise of warrants will dilute stockholders’ percentage of ownership.

    We have issued options and warrants to purchase our Common Stock to our officers, directors, consultants and certain shareholders.   In the future, we may grant additional options, warrants and convertible securities. The exercise or conversion of options, warrants or convertible securities will dilute the percentage ownership of our stockholders. The dilutive effect of the exercise or conversion of these securities may adversely affect our ability to obtain additional capital. The holders of these securities may be expected to exercise or convert them when we would be able to obtain additional equity capital on terms more favorable than these securities.

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

    We are required under the NASDAQ rules to obtain stockholder approval for any issuance of additional equity securities that would comprise 20% or more of the total shares of our Common Stock outstanding before the issuance of such securities sold at a discount to the greater of book or market value in an offering that is not deemed to be a “public offering” by NASDAQ.  Funding of our operations and acquisitions of assets may require issuance of additional equity securities at a discount that would comprise 20% or more of the total shares of our Common Stock outstanding, but we might not be successful in obtaining the required stockholder approval for such an issuance.  If we are unable to obtain financing due to stockholder approval difficulties, such failure may have a material adverse effect on our ability to continue operations.

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

In connection with the issuance of preferred stock, convertible notes and warrants in 2014 and subsequently, holders of the Company’s Common Stock will experience immediate and substantial dilution upon the conversion of such preferred stock and the exercise of such warrants.

    On May 1, 2014, we issued 2,047,158 shares of Series A Convertible Preferred Stock, 782,000 shares of our par value $0.0001 Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and warrants to purchase an aggregate of 511,790 shares of Common Stock.   In addition, pursuant to a consulting agreement entered into in September 2014, we issued 100,000 shares of Series B Convertible Preferred Stock on September 17, 2014 and 16,666 shares of Series B Convertible Preferred Stock on October 17, 2014, November 17, 2014 and December 17, 2014.  We issued Convertible Notes and Warrants to purchase 258,998 shares of Common Stock on October 16, 2014.  Finally, we issued a five-year warrant to purchase 100,000 shares of our common stock exercisable at $7.44 per share, and 134,409 shares of Common Stock to DBD Credit Funding, LLC (“DBD”) on January 29, 2015. While all of the Series A Convertible Preferred Stock was automatically converted pursuant to the terms of the Series A Convertible Preferred Stock Certificate of Designation during the year ended December 31, 2014 and Notes in the aggregate principal amount of $5,050,000 have been redeemed in February, 2015, upon conversion of the Series B Convertible Preferred Stock, the remaining Convertible Notes (if converted) and exercise of the warrants, you will experience dilution.  As of March 18, 2015, we have 13,918,177 shares of Common Stock outstanding.  Assuming full conversion of the Series B Convertible Preferred Stock, the Convertible Notes, after giving effect to the repayment of the Notes and the exercise of the warrants issued on May 1, 2014, October 16, 2014 and January 29, 2015, the number of shares of our Common Stock outstanding will increase 1,919,455 shares from 13,918,177 shares of Common Stock outstanding as of March 18, 2015 to 15,837,632 shares of Common stock outstanding.

Our stock price may be volatile.

    The market price of our Common Stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

☐	changes in our industry;

☐	competitive pricing pressures;

☐	our ability to obtain working capital financing;

☐	additions or departures of key personnel;

☐	sales of our Common Stock;

☐	our ability to execute our business plan;

☐	operating results that fall below expectations;

☐	loss of any strategic relationship;

☐	regulatory developments; and

☐	economic and other external factors.

    In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our Common Stock.

We have never paid nor do we expect in the near future to pay cash dividends.

    On November 19, 2014, we declared a stock dividend pursuant to which holders of our common stock, par value $0.0001 as of the close of business of the record date of December 15, 2014 shall receive one additional share of common stock for each share of common stock held by such holders. Other than as described herein, we have never paid cash dividends on our capital stock and do not anticipate paying any cash dividends on our Common Stock for the foreseeable future.  While it is possible that we may declare a dividend after a large settlement, investors should not rely on such a possibility, nor should they rely on an investment in us if they require income generated from dividends paid on our capital stock.  Any income derived from our Common Stock would only come from rise in the market price of our Common Stock, which is uncertain and unpredictable.

Offers or availability for sale of a substantial number of shares of our Common Stock may cause the price of our Common Stock to decline.

    If our stockholders sell substantial amounts of our Common Stock in the public market upon the expiration of any statutory holding period or lockup agreements, under Rule 144, or issued upon the exercise of outstanding warrants or other convertible securities, it could create a circumstance commonly referred to as an "overhang" and in anticipation of which the market price of our Common Stock could fall.  The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.  The shares of our restricted Common Stock will be freely tradable upon the earlier of: (i) effectiveness of a registration statement covering such shares and (ii) the date on which such shares may be sold without registration pursuant to Rule 144 (or other applicable exemption) under the Securities Act.

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

    We expect to utilize various techniques such as non-deal road shows and investor relations campaigns in order to create investor awareness for us.  These campaigns may include personal, video and telephone conferences with investors and prospective investors in which our business practices are described.  We may provide compensation to investor relations firms and pay for newsletters, websites, mailings and email campaigns that are produced by third parties based upon publicly-available information concerning us. We do not intend to review or approve the content of such analysts’ reports or other materials based upon analysts’ own research or methods.  Investor relations firms should generally disclose when they are compensated for their efforts, but whether such disclosure is made or complete is not under our control.   In addition, investors in us may, from time to time, also take steps to encourage investor awareness through similar activities that may be undertaken at the expense of the investors.  Investor awareness activities may also be suspended or discontinued which may impact the trading market our Common Stock.

If we lose key personnel or are unable to attract and retain additional qualified personnel, we may not be able to successfully manage our business and achieve our objectives.

    We believe our future success will depend upon our ability to retain our key management, including Doug Croxall, our Chief Executive Officer.  In addition, Erich Spangenberg, the founder and former Chief Executive Officer and principal of IP Nav and a significant stockholder of the Company, is also important to the success of our Company.  We do not have any agreement with Mr. Spangenberg related to services he is to perform for IP Nav or the Company.  We may not be successful in attracting, assimilating and retaining our employees in the future.  The loss of Mr. Croxall would have a material adverse effect on our operations.  We have entered into an amendment to the employment agreement with Mr. Croxall, which extends the term of his employment agreement to November 2017.  We are competing for employees against companies that are more established than we are and have the ability to pay more cash compensation than we do.  As of the date hereof, we have not experienced problems hiring employees.

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

As a result of its internal control assessment, the Company determined there is a material weakness with respect to segregation of duties.

    The Company determined that there is a material weakness in its internal controls with respect to the segregation of duties.  Since the Company currently has six employees, most of whom have no involvement in our financial controls and reporting, we are unable to sufficiently distribute reporting and accounting to tasks across enough individuals to insure that the Company does not have a material weakness in its financial reporting system.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

    We lease approximately 1,732 square feet of office space at 11100 Santa Monica Blvd., Suite 380, Los Angeles, California, 90025.  In October 2013, we entered into a new seven-year lease for this office space that commences on May 1, 2014.  The lease terms provide for an initial monthly base rent of $5,300 plus the payment of certain operating expenses and the lease contains annual increases in rent.

    We lease approximately 200 square feet of office space at 2331 Mill Road, Suite 100, Alexandria, VA 22314. The lease is on a month-to-month term and provides for a monthly rent of $646.

    We lease a suite at 5900 South Lake Forest Drive, Suite 300, McKinney, TX 75070. The lease is on a month-to-month term and provides for a monthly rent of $646.

ITEM 3. LEGAL PROCEEDINGS

    In the normal course of our business of patent monetization, it is generally necessary for us to initiate litigation in order to commence the process of protecting our patent rights. Such activities are expected to lead to a monetization event. Accordingly, we are, and in the future expect to become, a party to ongoing patent enforcement related litigation alleging infringement by various third parties of certain of the patented technologies owned and/or controlled by us. Litigation is commenced by and managed through the subsidiary that owns the related portfolio of patents or patent rights. In connection with our enforcement activities, we are currently involved in multiple patent infringement cases. As of December 31, 2014, the Company has in suit a total of 77 active defendants in the following jurisdictions:

United States
District of Delaware	25
Eastern District of Texas	18
Central District of California	12
Northern District of California	8
Eastern District of Michigan	2
Northern District of New York	1

Foreign
Germany	11

    On August 14, 2014, Dominion Harbor Group, LLC (“Dominion”), a former vendor to the Company, filed a complaint against the Company in the Northern District of Texas for breach of contract, unjust enrichment and fraudulent inducement and seeking in excess of $3 million in damages.  The case was subsequently moved to binding arbitration pursuant to the terms of an agreement between Dominion Harbor Group, LLC and the Company.  The Company denies these allegations and believes that this claim is entirely without merit and intends to vigorously defend itself in this action and has filed a claim against Dominion for approximately $462,000 in damages.

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

ITEM 4. MINE SAFETY DISCLOSURES.

    None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

    Our Common Stock is currently quoted on The NASDAQ Stock Market under the symbol “MARA”. Through July 25, 2014, our Common Stock was quoted on the OTC Markets under the symbol “MARA”.  The following table sets forth the high and low bid quotations for our Common Stock as reported for the periods indicated. The prices set forth below give retroactive effect to the 1:13 reverse split effectuated on July 18, 2013 and the 1:2 stock dividend issued on December 22, 2014.

	High	Low
Fiscal 2015
First quarter through March 18, 2015	$8.43	$6.46

Fiscal 2014
First Quarter	$3.58	$2.88
Second Quarter	5.55	3.18
Third Quarter	7.95	5.43
Fourth Quarter	9.67	5.86

Fiscal 2013
First Quarter	6.50	1.69
Second Quarter	3.05	2.08
Third Quarter	3.65	2.21
Fourth Quarter	3.40	2.30

Holders

    As of March 18, 2015, there were 78 holders of record of 13,918,177 shares of the Company's Common Stock.

Dividends

    On November 19, 2014, we declared a stock dividend pursuant to which holders of our common stock, par value $0.0001 as of the close of business of the record date of December 15, 2014 shall receive one additional share of common stock for each share of common stock held by such holders (“Stock Dividend”). All share numbers and per share prices in this Annual Report reflect the Stock Dividend, unless otherwise indicated. Other than as described herein, the Company has not paid any cash dividends to date and does not anticipate or contemplate paying cash dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Securities Authorized for Issuance under Equity Compensation Plans

2012 and 2014 Equity Incentive Plans

    The following table gives information about the Company’s Common Stock that may be issued upon the exercise of options, warrants and Common and Preferred Stock granted to employees, directors and consultants under either of the Company’s 2012 Equity Incentive Plan and 2014 Equity Incentive Plan as of December 31, 2014.

    On August 1, 2012, our board of directors and stockholders adopted the 2012 Equity Incentive Plan, pursuant to which 1,538,462 shares of our Common Stock are reserved for issuance as awards to employees, directors, consultants, advisors and other service providers.

    On September 16, 2014, our board of directors adopted the 2014 Equity Incentive Plan. The 2014 Plan authorizes the Company to grant stock options, restricted stock, preferred stock, other stock based awards, and performance awards to purchase up to 3,000,000 shares of stock and the 2014 Plan is subject to shareholder approval on or prior to September 16, 2015. Awards may be granted to the Company’s directors, officers, consultants, advisors and employees. Unless earlier terminated by the Board, the 2014 Plan will terminate, and no further awards may be granted, after September 16, 2024.

Equity Compensation Plan Information

    Set forth below is a summary of outstanding option, warrant and right grants both within plans approved by security holders and those not yet approved by security holders:

Plan category	Number of securities to be issued upon exercise of outstnading options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compenstion plans (excluding secutrities reflected in Column (a)

Equity compensation plans approved by security holders	1,538,462	$3.26	-
Equity compensation plans not approved by security holders	1,208,285	$6.15	1,791,715
Total	2,746,747	$4.53	1,791,715

    In addition, the Company approved an inducement grant of a stock option to Mr. Daniel Gelbtuch to purchase 290,000 shares of Common Stock outside either the 2012 Equity Incentive Plan or the 2014 Equity Incentive Plan.  This grant complies with Nasdaq inducement grant rules and is not subject to security holder approval.

Recent issuances of unregistered securities

    On April 15, 2014, the Company issued a new board member, Edward Kovalik, a five (5) year option to purchase an aggregate of 20,000 shares of the Company’s Common Stock with an exercise price of $3.295 per share, subject to adjustment, which shall vest in twelve (12) monthly installments commencing on the date of grant. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) therefore, as a transaction by an issuer not involving a public offering.

    On April 22, 2014, the Company issued 300,000 shares of Restricted Common Stock to TT IP LLC in consideration of acquisition of patents on November 13, 2013. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

    On May 1, 2014, the Company issued 2,047,158 shares of Series A Convertible Preferred Stock and warrants to purchase an aggregate of 511,790 shares of Common Stock in a private placement to accredited investors. All of the Series A Convertible Preferred Stock was automatically converted pursuant to the terms of the Series A Convertible Preferred Stock Certificate of Designation during the year ended December 31, 2014. The exercise price of the warrants is $3.75, after giving effect to the 2:1 stock dividend issued on December 22, 2014. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act by virtue of the provisions of Section 4(a)(2) and Regulation D (Rule 506) thereunder, and the corresponding provisions of state securities laws.

    On May 2, 2014, the Company issued an aggregate of 782,000 shares of Series B Convertible Preferred Stock valued at $2,807,380 to acquire IP Liquidity Ventures, LLC, Dynamic Advances, LLC and Sarif Biomedical, LLC. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

    On May 14, 2014, the Company issued existing employees, ten (10) year options to purchase an aggregate of 80,000 shares of the Company’s Common Stock with an exercise price of $4.165 per share, subject to adjustment, which shall vest in three (3) annual installments, with 33% vesting on the first anniversary of the date of grant, 33% on the second anniversary of the date of grant and 34% on the third anniversary of the date of grant. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) therefore, as a transaction by an issuer not involving a public offering.

    On May 14, 2014, the Company issued to consultants, five (5) year options to purchase an aggregate of 160,000 shares of the Company’s Common Stock with an exercise price of $4.165 per share, subject to adjustment, which shall vest in three (3) annual installments, with 33% vesting on the first anniversary of the date of grant, 33% on the second anniversary of the date of grant and 34% on the third anniversary of the date of grant. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) therefore, as a transaction by an issuer not involving a public offering.  The options were valued based on the Black-Scholes model, using the strike and market prices of $4.165 per share, life of 3.5 years, volatility of 50% based on the closing price of the 50 trading sessions immediately preceding the grant and a discount rate as published by the Federal Reserve of 1.00%.

    On May 15, 2014, the Company entered into an executive employment agreement with Francis Knuettel II (“Knuettel Agreement”) pursuant to which Mr. Knuettel would serve as the Company’s Chief Financial Officer. As part of the consideration, the Company agreed to grant Mr. Knuettel a ten (10) year stock option to purchase an aggregate of 290,000 shares of Common Stock, with a strike price of $4.165 per share, vesting in thirty-six (36) equal installments on each monthly anniversary of the date of the Knuettel Agreement. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

    On June 15, 2014, the Company issued to a consultant a five (5) year stock option to purchase an aggregate of 40,000 shares of the Company’s Common Stock with an exercise price of $5.05 per share, subject to adjustment, which shall vest in twenty-four (24) each monthly installments on each monthly anniversary date of the grant. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) therefore, as a transaction by an issuer not involving a public offering.

    On June 2, 2014, the Company issued 48,078 shares of unrestricted Common Stock to an investor in the May 2013 private placement, pursuant to the exercise of a warrant received in the May 2013 private placement. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

    On June 30, 2014, the Company issued 200,000 shares of restricted Common Stock in the acquisition of Selene Communications Technologies, LLC. In connection with this transaction, the Company valued the shares at the fair market value on the date of grant at $4.90 per share or $980,000. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

    On July 18, 2014, the Company issues a total of 26,722 shares of Common Stock pursuant to the exercise of stock options held by a former member of the Company’s Board of Directors and the Company’s former Chief Financial Officer. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

    On August 29, 2014, the Company entered into an executive employment agreement with Daniel Gelbtuch (“Gelbtuch Agreement”) pursuant to which Mr. Gelbtuch would serve as the Company’s Chief Marketing Officer. As part of the consideration, the Company agreed to grant Mr. Gelbtuch ten (10) year stock options to purchase an aggregate of 290,000 shares of Common Stock, with a strike price of $5.62 per share, vesting in thirty-six (36) equal installments on each monthly anniversary of the date of the Gelbtuch Agreement. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.  Mr. Gelbtuch’s employment with the Company was terminated as of January 20, 2015 and the vested shares at that time remain available for Mr. Gelbtuch to exercise.

    On September 16, 2014, the Company issued to two of its independent board members, in lieu of cash compensation, 6,178 shares each of Restricted Common Stock.  The shares shall vest quarterly over twelve (12) months commencing on the date of grant. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

    On September 17, 2014, the Company entered into a consulting agreement (the “Consulting Agreement”) with GRQ Consultants, Inc. (“GRQ”), pursuant to which GRQ shall provide certain consulting services including, but not limited to, advertising, marketing, business development, strategic and business planning, channel partner development and other functions intended to advance the business of the Company.  As consideration, GRQ shall be entitled to 200,000 shares of the Company’s Series B Convertible Preferred Stock, 50% of which vested upon execution of the Consulting Agreement, and 50% of which shall vest in six (6) equal monthly installments of commencing on October 17, 2014.  The first tranche of 100,000 shares of Series B Convertible Preferred Stock was issued to GRQ on October 6, 2014 and 150,000 shares in total, for a value of $1,103,581, was issued in 2014. In addition, the Consulting Agreement allows for GRQ to receive additional shares of Series B Convertible Preferred Stock upon the achievement of certain performance benchmarks. All shares of Series B Convertible Preferred Stock issuable to GRQ shall be pursuant to the 2014 Plan and shall be subject to shareholder approval of the 2014 Plan on or prior to September 16, 2015. The Consulting Agreement contains an acknowledgement that the conversion of the preferred stock into shares of the Company’s Common Stock is precluded by the equity blockers set forth in the certificate of designation and in Section 17 of the 2014 Plan to ensure compliance with NASDAQ Listing Rule 5635(d). Every share of Series B Preferred Stock may be converted into two shares of Common Stock, after giving effect to the 2:1 stock dividend issued on December 22, 1014. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act by virtue of the provisions of Section 4(a)(2) and Regulation D (Rule 506) thereunder, and the corresponding provisions of state securities laws.

    On September 19, 2014, the Company authorized the issuance of 120,000 shares of Common Stock to the sellers of TLI Communications LLC. The Company valued the Common Stock at the fair market value on the date of the Interests Sale Agreement at $6.815 per share or $818,000. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

    On September 30, 2014, the Company issued 50,000 shares of restricted Common Stock in the acquisition of the assets of Clouding IP, LLC. In connection with this transaction, the Company valued the shares at the quoted market price on the date of grant at $5.62 per share or $281,000. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

    For the three months ended September 30, 2014, certain holders of warrants exercised their warrants in a cashless, net exercise basis in exchange for 84,652 shares of the Company’s Common Stock. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

    On October 16, 2014, the Company sold to certain accredited investors an aggregate of $5,550,000 of principal amount of convertible notes due October 9, 2018 along with two-year warrants to purchase 258,998 shares of the Company’s Common Stock, par value $0.0001 per share pursuant to a securities purchase agreement.  The warrants were valued at $169,015 and were recorded as a discount to the fair value of the convertible notes. The notes and warrants are initially convertible into shares of the Company’s Common Stock at a conversion price of $7.50 per share and an exercise price of $8.25 per share, respectively.  The conversion and exercise prices are subject to adjustment in the event of certain events, including stock splits and dividends.    The Notes bear interest at the rate of 11% per annum, payable quarterly in cash on each of the three, six, nine and twelve month anniversary of the issuance date and on each conversion date. The Company reviewed the instruments in the context of ASC 480 and determined that the convertible notes should be recorded as a liability and analyzed the conversion feature and bifurcation pursuant to ASC 815 and ASC 470, respectively, to determine that the was no beneficial conversion feature and that the convertible notes and warrants should not be bifurcated.

    On October 31, 2014, the Company entered into an executive employment agreement with Enrique Sanchez (“Sanchez Agreement”) pursuant to which Mr. Sanchez would serve as the Company’s Senior Vice President of Licensing. As part of the consideration, the Company agreed to grant Mr. Sanchez ten (10) year stock options to purchase an aggregate of 160,000 shares of Common Stock, with a strike price of $6.40 per share, vesting in thirty-six (36) equal installments on each monthly anniversary of the date of the Sanchez Agreement. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

    On October 31, 2014, the Company entered into an executive employment agreement with Umesh Jani (“Jani Agreement”) pursuant to which Mr. Jani would serve as the Company’s Chief Technology Officer and SVP of Licensing. As part of the consideration, the Company agreed to grant Mr. Jani ten (10) year stock options to purchase an aggregate of 100,000 shares of Common Stock, with a strike price of $6.40 per share, vesting in thirty-six (36) equal installments on each monthly anniversary of the date of the Jani Agreement. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

    On October 31, 2014, the Company issued existing employees, ten (10) year options to purchase an aggregate of 680,000 shares of the Company’s Common Stock with an exercise price of $6.40 per share, subject to adjustment, which shall vest in twenty-four (24) equal installments on each monthly anniversary. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) therefore, as a transaction by an issuer not involving a public offering.

    On October 31, 2014, the Company issued to a consultant, a five (5) year options to purchase an aggregate of 30,000 shares of the Company’s Common Stock with an exercise price of $6.40 per share, subject to adjustment, which shall vest in twenty-four (24) equal installments on each monthly anniversary of the grant. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) therefore, as a transaction by an issuer not involving a public offering.

    For the three months ended December 31, 2014, certain holders of warrants exercised their warrants in exchange for 29,230 shares of the Company’s Common Stock. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

Recent Repurchases of Securities

    None.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business of the Company

    We acquire patents and patent rights from owners or other ventures and seek to monetize the value of the patents through litigation and licensing strategies, alone or with others.  Part of our acquisition strategy is to acquire or invest in patents and patent rights that cover a wide-range of subject matter which allows us to seek the benefits of a diversified portfolio of assets in differing industries and countries.  Generally, the patents and patent rights that we seek to acquire have large identifiable targets who are or have been using technology that we believe infringes our patents and patent rights.  We generally monetize our portfolio of patents and patent rights by entering into license discussions, and if that is unsuccessful, initiating enforcement activities against any infringing parties with the objective of entering into comprehensive settlement and license agreements that may include the granting of non-exclusive retroactive and future rights to use the patented technology, a covenant not to sue, a release of the party from certain claims, the dismissal of any pending litigation and other terms.  Our strategy has been developed with the expectation that it will result in a long-term, diversified revenue stream for the Company. As of December 31, 2014, we owned 378 U.S. and foreign patents and patent rights and 22 patent applications.

Recent Developments

Fortress Transaction

    On January 29, 2015, the Company and certain of its subsidiaries (each a “Subsidiary”) entered into a series of Agreements including a Securities Purchase Agreement (“Fortress Securities Agreement”) and a Subscription Agreement with DBD, an affiliate of Fortress Credit Corp., under which the Issuer sold to the purchasers: (i) $15,000,000 original principal amount of Fortress Notes, (ii) a right to receive a portion of certain proceeds from monetization net revenues received by the Company (after receipt by the Company of $15,000,000 of monetization net revenues and repayment of the Fortress Notes),  (the “Revenue Stream”), (iii) a five-year Fortress Warrant to purchase 100,000 shares of the Company’s Common Stock exercisable at $7.44 per share, subject to adjustment (the “Fortress Warrant Shares”); and (iv) 134,409 shares of the Issuer’s Common Stock (the “Fortress Shares”).  Under the Fortress Purchase Agreement, the Company has the right to require the purchasers to purchase an additional $5,000,000 of Notes (which will increase proportionately the Revenue Stream), subject to the achievement of certain milestones, and further contemplates that Fortress Credit Corp. may, but is not obligated to, fund up to an additional $30,000,000, on equivalent economic terms.   The Company may use the proceeds to finance the monetization of its existing assets, provide further expansion capital for new acquisitions, to repay existing debt (including without limitation, the Company's 11% convertible notes issued October 9, 2013 and for general working capital and corporate purposes.

    Pursuant to the Purchase Agreement entered into on January 29, 2015, the Company issued a Note in the original principal amount of $15,000,000 (the “Initial Note”). The Initial Note matures on July 29, 2018. If any additional Notes are issued pursuant to the Fortress Purchase Agreement, the maturity date of such additional Notes shall be 42 months after issuance. The unpaid principal amount of the Initial Note (including any PIK Interest, as defined below) shall bear cash interest at a rate equal to LIBOR plus 9.75% per annum; provided that upon and during the continuance of an Event of Default (as defined in the Purchase Agreement), the interest rate shall increase by an additional 2% per annum.  Interest on the Initial Note shall be paid on the last business day of each calendar month (the “Interest Payment Date”), commencing January 31, 2015.  Interest shall be paid in cash except that 2.75% per annum of the interest due on each Interest Payment Date shall be paid-in-kind, by increasing the principal amount of the Notes by the amount of such interest, effective as of the applicable Interest Payment Date (“PIK Interest”).  PIK Interest shall be treated as added principal of the Initial Note for all purposes, including interest accrual and the calculation of any prepayment premium.

    The Purchase Agreement contains certain customary events of default, and also contains certain covenants including a requirement that the Company maintain minimum liquidity of $1,000,000 in unrestricted cash and cash equivalents and that the Company shall have Monetization Revenues (as defined in the Fortress Purchase Agreement) for each of the four fiscal quarters commencing December 31, 2014 of at least $15,000,000.

    The terms of the Fortress Warrant provide that until January 29, 2020, the Warrant may be exercised for cash or on a cashless basis. Exercisability of the Fortress Warrant is limited if, upon exercise, the holder would beneficially own more than 4.99% of the Company’s Common Stock.

    As part of the transaction, DBD entered into a lock-up agreement (the “Lock-Up Agreement”) pursuant to which the parties and certain related holders agreed until the earlier of 12 months or acceleration of an Event of Default (as defined in the Issuer Purchase Agreement), that they will not, directly or indirectly, (i) offer, sell, offer to sell, contract to sell, hedge, hypothecate, pledge, sell any option or contract to purchase any option or contract to sell, grant any option, right or warrant to purchase or sell (or announce any offer, sale, offer of sale, contract of sale, hedge, hypothecation, pledge, sale of any option or contract to purchase, purchase of any option or contract of sale, grant of any option, right or warrant to purchase or other sale or disposition), or otherwise transfer or dispose of (or enter into any transaction or device that is designed to, or could be expected to, result in the disposition by any person at any time in the future), the Lock-Up Shares (as defined in the Lock-Up Agreement), beneficially owned, within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by such Holder and his/her Related Group (as such terms are defined in the Lock-Up Agreement) on the date of the Lock-Up Agreement or thereafter acquired or (ii) enter into any swap or other agreement or any transaction that transfers, in whole or in part, directly or indirectly, the economic consequence of ownership of the Lock-Up Shares, whether or not any such swap or transaction described in clause (i) or (ii) above is to be settled by delivery of any Lock-Up Shares.  The Holders may purchase additional shares of the Company’s Common Stock during the Lock-Up Period (as defined in the Lock-Up Agreement) to the extent that such purchase only increases the net holding of the Holders in the Company.

    In connection with the transactions, TechDev, Audrey Spangenberg, Erich Spangenberg, and Granicus (the “Spangenberg Holders”) entered into a lock-up agreement (the “Spangenberg Lockup”) with respect to 1,626,924 shares of Common Stock, 48,078 shares of Common Stock underlying warrants, and 782,000 shares of Common Stock underlying preferred stock, pursuant to which the Spangenberg Holders agreed that until payment in full of the Note Obligations, which shall include but not be limited to all principal and interest on outstanding Notes pursuant to the Purchase Agreement, the Spangenberg Holders and certain related parties agreed that they will not, directly or indirectly, (i) offer, sell, offer to sell, contract to sell, hedge, hypothecate, pledge, sell any option or contract to purchase any option or contract to sell, grant any option, right or warrant to purchase or sell (or announce any offer, sale, offer of sale, contract of sale, hedge, hypothecation, pledge, sale of any option or contract to purchase, purchase of any option or contract of sale, grant of any option, right or warrant to purchase or other sale or disposition), or otherwise transfer or dispose of (or enter into any transaction or device that is designed to, or could be expected to, result in the disposition by any person at any time in the future), more than 5% of the Spangenberg Lockup shares (as defined in the Spangenberg Lock-Up Agreement), beneficially owned, within the meaning of Rule 13d-3 under the Exchange Act, by such Holder and his/her Related Group (as such terms are defined in the Spangenberg Lock-Up Agreement) on the date of the Spangenberg Lock-Up Agreement or thereafter acquired or (ii) enter into any swap or other agreement or any transaction that transfers, in whole or in part, directly or indirectly, the economic consequence of ownership of more than 5% of the Spangenberg Lock-Up Shares, whether or not any such swap or transaction described in clause (i) or (ii) above is to be settled by delivery of any Lock-Up Shares. The Spangenberg Holders may purchase additional shares of the Company’s Common Stock during the Lock-Up Period (as defined in the Spangenberg Lock-Up Agreement) to the extent that such purchase only increases the net holding of the Holders in the Company.

    Pursuant to the Issuer Purchase Agreement, as security for the payment and performance in full of the Secured Obligations in favor of the Issuer Note purchasers the Company and certain subsidiaries executed and delivered in favor of the purchasers the Fortress Security Agreement and the Fortress Patent Security Agreement, including a pledge of the Company’s interests in certain of its subsidiaries. As further set forth in a Security Agreement, repayment of the Note Obligations (as defined in the Notes) is secured by a first priority lien and security interest in all of the assets of the Company, subject to permitted liens on permitted indebtedness that existed as of January 29, 2015. The security interest does not include a lien on the assets held by Orthophoenix, LLC. Certain subsidiaries of the Company (excluding Orthophoenix) also executed guarantees in favor of the purchasers (each, a “Guaranty”), guaranteeing the Note Obligations.  As required by the October Notes, the October Note holders consented to the transactions described herein.

    Within thirty days, the Company is required to open a cash collateral account into which all Company revenue shall be deposited and which shall be subject to a control agreement outlining the disbursement in accordance with the terms of the Purchase Agreement of all proceeds.

    Pursuant to the Purchase Agreement, the Company entered into the Fortress Patent License Agreement with DBD pursuant to which the Company agreed to grant to the Licensee certain rights, including right to license certain patents and patent applications, which licensing rights to be available solely upon an acceleration of the Note Obligations, as provided in the Fortress Purchase Agreement.

Stock Dividend

    On November 19, 2014, the Board of Directors of the Company declared a stock dividend pursuant to which holders of the Company’s Common Stock as of the close of business of the record date of December 15, 2014 shall receive one additional share of Common Stock at the close of business on December 22, 2014 for each share of Common Stock held by such holders.  Throughout this Annual Report, all share and per share values for all periods presented in the accompanying consolidated financial statements are retroactively restated for the effect of the stock dividend.

Patent Acquisitions

   Medtech Entities

    On October 13, 2014, Medtech Group Acquisition Corp (“Medtech Corp.”), a Texas corporation and newly formed wholly owned subsidiary of the Company, entered into an interest sale agreement to purchase 100% of the equity or membership interests of Orthophoenix, LLC (“Orthophoenix”), a Delaware limited liability company, TLIF, LLC (“TLIF”) and MedTech Development Deutschland GmbH (“MedTech GmbH” and along with Orthophoenix and TLIF, the “Medtech Entities”) from MedTech Development, LLC (“MedTech Development”). The Medtech Entities own patents in the medical technology field.

    Pursuant to the terms of the Interest Sale Agreement between MedTech Development, Medtech Corp. and the Medtech Entities, the Company (i) paid MedTech Development $1,000,000 cash and (ii) issue a Promissory Note to MedTech Development in the amount of $9,000,000 and (iii) assumed existing debt payable to Medtronics, Inc.  The assumed debt payable to Medtronics was subsequently adjusted as a purchase price adjustment, as a result of which, the outstanding amount was $6.25 million prior to any repayment by the Company. The debt is due in installments through July 20, 2015; in the event that the Company pays the total amount due by June 30, 2015, the Company will receive a reduction in the remaining principal owed by the Company in the amount of $750,000. The transaction resulted in a business combination and caused the Medtech Entities to become wholly-owned subsidiaries of the Company.

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

   Goodwill

    Goodwill is tested for impairment at the reporting unit level at least annually in accordance with ASC 350, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  When conducting its annual goodwill impairment assessment, the Company initially performs a qualitative evaluation of whether it is more likely than not that goodwill is impaired. If it is determined by a qualitative evaluation that it is more likely than not that goodwill is impaired, the Company then applies a two-step impairment test. The two-step impairment test first compares the fair value of the Company’s reporting unit to its carrying or book value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the reporting unit exceeds its fair value, the Company determines the implied fair value of the reporting unit’s goodwill and if the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded in the consolidated statement of operations.  The Company performs the annual testing for impairment of goodwill at the reporting unit level during the quarter ended September 30.

    As of September 30, 2014, a qualitative evaluation of the goodwill in accordance with ASC 350 indicated that the fair value of CyberFone was less than its carrying amount, including goodwill. That conclusion was based in the large number of defendants that have already been released from the case and various financial metrics.  The Company then conduced an analysis of the revenue forecast of the remaining defendants and discounted for time and risk.  This quantitative test indicated that the fair value of CyberFone was less than its carrying value and that there was an implied fair value for goodwill of zero. Consequently the second step of the impairment resulted in the determination of an impairment loss in the amount of $2,144,488, which was charged to the consolidated statements of operations for the three and nine months ended September 30, 2014.

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

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date. As stock-based compensation expense is recognized based on awards expected to vest, forfeitures are also estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the year ended December 31, 2014, expected forfeitures are immaterial. The Company will re-assess the impact of forfeitures if actual forfeitures increase in future periods.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern. This standard update provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new guidance is effective for all annual and interim periods ending after December 15, 2016. The Company does not expect that the new guidance will have an impact on the Company's consolidated financial statements.

There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Results of Operations for the Years Ended December 31, 2014 and December 31, 2013

Revenues

The Company continued to expand it operations in 2014 with the commencement of additional enforcement actions and the acquisition of ten additional patent portfolios, raising the number of patents and patent rights to 378 from 118 as of December 31, 2013 across a broad array of technologies and end markets. With the increased scope of the Company’s business, revenue increased by $17,986,098, or 526%, to $21,404,469 in the year ended December 31, 2014 compared to $3,418,371 of revenue in the year ended December 31, 2014.  The increase in revenues in 2014 versus 2013 resulted from existing patent portfolios reaching more advanced stages of enforcement as well as an increasing number of patent portfolios acquired and entered into enforcement campaigns.

Revenues from five licenses from five different subsidiaries of the Company accounted for approximately 88% of the Company’s revenue for the year ended December 31, 2014 versus five licenses all from the same Company subsidiary accounting for approximately 62% of the revenue for the year ended December 31, 2013.

For the Year Ended December 31, 2014			For the Year Ended December 31, 2013
Licensor	License Amount	% of Revenue	Licensor	License Amount	% of Revenue
Clouding Corp.	$10,500,000	49%	Cyberfone Systems, LLC	$1,175,000	34%
Selene Communication Technologies, LLC	$2,900,000	14%	Cyberfone Systems, LLC	$250,000	7%
CRFD	$2,800,000	13%	Cyberfone Systems, LLC	$250,000	7%
Relay	$1,750,000	8%	Cyberfone Systems, LLC	$250,000	7%
IP Liquidity	$937,500	4%	Cyberfone Systems, LLC	$200,000	6%

	Total	88%		Total	62%

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

Operating Expenses

Direct cost of revenues for the years ended December 31, 2014 and December 31, 2013 amounted to $11,787,445 and $957,040, respectively. For the year ended December 31, 2014, this represented an increase of $10,830,405, or 1,132%. Direct costs of revenue include contingent payments to patent enforcement legal costs, patent enforcement advisors and inventors.  Direct costs of revenue also includes various non-contingent costs associated with enforcing the Company’s patent rights and otherwise in developing and entering into settlement and licensing agreements that generate the Company’s revenue.  Such costs include other legal fees and expenses, consulting fees, data management costs and other costs.

We incurred other operating expenses of $15,823,752 and $6,136,784 for the years ended December 31, 2014 and December 31, 2013, respectively.  This represented an increase of $9,686,968, or 158%, in 2014 versus 2013. These expenses primarily consisted of amortization of patents, general expenses, compensation to our officers, directors and employees, professional fees and consulting incurred in connection with the day-to-day operation of our business as well as an impairment of goodwill of $2,144,488 and $0 in the years ended December 31, 2014 and December 31, 2013, respectively. Other operating expenses consisted of the following:

	Total Operating Expenses
	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013

Amortization of intangibles and depreciation	5,528,280	1,038,505
Compensation and related taxes	3,904,462	2,997,053
Consulting fees	2,134,672	901,686
Professional fees	1,566,375	655,202
Other general and administrative	545,475	544,338
Loss on impairment of goodwill	2,144,488	-
Total	15,823,752	6,136,784

    Operating expenses for the years ended December 31, 2014 and December 31, 2013 include non-cash operating expenses totaling $10,996,155 and $3,157,778, respectively.  Non-cash operating expenses consisted of the following:

	Non-Cash Operating Expenses
	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013

Amortization of intangibles and depreciation	5,528,280	1,038,505
Compensation and related taxes	1,751,034	1,493,512
Consulting fees	1,536,603	613,303
Professional fees	5,750	12,458
Other general and administrative	-	-
Loss on impairment of goodwill	2,144,488	-
Total	10,966,155	3,157,778

    Amortization of patents

           Amortization expenses were $5,528,280 and $1,038,505 for the years ended December 31, 2014 and December 31, 2013, respectively, an increase of $4,489,775 or 432%. The increase results from the significant number of patents and patent portfolios we have added in 2014, during which the Company acquired ownership of or contractual rights to ten patent portfolios.  When the Company acquires patents and patent rights, the Company capitalizes those assets and amortizes the costs over the remaining useful lives of the assets. All patent amortization expenses are non-cash expenses.

           Compensation expense and related taxes

    Compensation expense includes cash compensation, related payroll taxes and benefits and also non-cash equity compensation. For the years ended December 31, 2014 and December 31, 2013, compensation expense and related payroll taxes were $3,904,462 and $2,997,053, respectively, an increase of $907,409 or 30%. The increase in compensation primarily reflects an increase in the number of average employees in 2014 versus 2013 and to a lesser extent from an increase in cash compensation, equity-based compensation, payroll taxes and benefits to our employees. During the years ended December 31, 2014 and 2013, we recognized non-cash employee and board equity based compensation of $1,751,034 and $1,493,512, respectively.

           Consulting fees

    For the years ended December 31, 2014 and December 31, 2013, we incurred consulting fees of $2,134,672 and $901,686, respectively, an increase of $1,232,986 or 137%. Consulting fees include both cash and non-cash related consulting fees primarily for investor relations and public relations services as well as other consulting services.  Approximately 75% of the increase in 2014 versus 2013 resulted from increased non-cash fee arrangements related to stock or option grants. During the years ended December 31, 2014 and December 31, 2013, we recognized non-cash equity based consulting of $1,536,603 and $613,303, respectively.

    Professional fees

    Professional fees for the years ended December 31, 2014 and December 31, 2013, respectively, were $1,566,375 and $655,202, an increase of $911,173 or 139%. Professional fees primarily reflect the costs of professional outside accounting fees, legal fees and audit fees.  The increase in professional fees for the year ended December 31, 2014 over the same period in 2013 are predominately related to professional outside legal, accounting and audit fees resulting from a substantially higher level of activity in the Company’s continuing patent acquisition and monetization operations and also a higher level of activity as a public company.

    Other general and administrative expenses

    For the years ended December 31, 2014 and December 31, 2013, other general and administrative expenses were essentially flat, rising $1,137, or approximately 0%, to $545,475 from $544,338, respectively. General and administrative expenses reflect the other non-categorized operating costs of the Company and include expenses related to being a public company, rent, insurance, technology and other expenses incurred to support the operations of the Company.  For the year ended December 31, 2014 versus 2013, the negligible increase in other general and administrative expenses, in conjunction with costs increases for the other non-direct operating expenses less than the growth in revenues, exemplifies the operating leverage the Company enjoys in its business.

    Loss on impairment of goodwill

    For the years ended December 31, 2014 and December 31, 2013, the Company recorded a loss on the impairment of goodwill in the amounts of $2,144,488 and $0, respectively.

    Operating loss from continuing operations

    The operating income (loss) from continuing operations increased by $2,531,274 to $(6,206,727) in 2014 from $(3,675,453) in 2013 as a result of the increase in direct cost of revenues associated with a much higher level of enforcement activity.  In addition, in management’s view, the direct cost of revenues in 2013 was not indicative of long-term sustainable levels leading to a higher gross profit than is normally expected.

    Other Income

    Other income (expense) increased by $550,285 to $(588,627) in 2014 from $(38,342) in 2013.  The increase in other expenses is attributable to considerably higher interest expenses in 2014 in the amount of $543,283 in 2014 versus $1,075 in 2013 resulting from debt incurred in the acquisition of six portfolios as well as the issuance of convertible debt for general working capital purposes.  Finally, as the Company has expanded its focus on the monetization of patents outside the United States, the Company experienced a loss associated with changes in the exchange rate in the amount of $45,978 in 2014 versus $0 in 2013. The Company does not hedge its international activities and does not intend to do so in the near future, which could leave to either gains or losses associated with foreign currency operations.

    Income Tax Benefit

    We recognized an income tax benefit in the amount of $4,913,232 for the year ended December 31, 2014 versus no income tax benefit for the year ended December 31, 2013.

    Discontinued Operations

    During June 2012, we decided to discontinue our exploration and potential development of uranium and vanadium minerals business. Subsequently, in November 2012, we decided to discontinue our real estate business and we intend to sell and dispose our remaining real estate holdings during fiscal 2013. We are now engaged in the acquisition, development and monetization of intellectual property through both the prosecution and licensing of our own patent portfolio, the acquisition of additional intellectual property or partnering with others to defend and enforce their patent rights.  During the year ended December 31, 2014, the Company had no income from discontinued operations versus income from discontinued operations in the amount of $263,460 for the year ended December 31, 2013.

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
Revenues - Real Estate	$-	$1,270,916
Cost of Sales - Real Estate	-	(1,064,320)
Gross Profit		206,596
Operating and other non-operating expenses	-	(111,352)
Gain on sale of assets of discontinued operations	-	168,216

Income from discontinued operations	$-	$263,460

    Net Income and Net Income Available to Common Shareholders

    We reported net income (loss) of $(1,882,123) and $(3,450,335) for the years ended December 31, 2014 and December 31, 2013, respectively. This represented an improvement of $1,568,212 in 2014 versus 2013.

Additionally, for the years ended December 31, 2014 and December 31, 2013, we recorded an expense of $1,271,492 and $0, respectively, for a deemed dividend related to the beneficial conversion feature of the Series A Convertible Preferred Stock issued on May 1, 2014.  Net income (loss) available to Common Stockholders for the years ended December 31, 2014 and December 31, 2013 was $(3,153,615) and $(3,450,335), respectively.

Loss per common share, basic and diluted

The Company reported a decrease in the net loss per share of $0.10 per share to $(0.27) per share for the year ended December 31, 2014 from $(0.37) for the year ended December 31, 2013.  The decrease in the net loss per share reflected both the beneficial effect of the decrease in the net loss attributable to Marathon Patent Group, Inc. plus the beneficial effect of an increase in the weighted-average number of shares outstanding to 11,660,879 from 9,208,386.  The increase in the number of weighted-average shares outstanding reflects increases in shares outstanding resulting from shares issued in connection with certain non-cash compensation arrangements plus the issuance of new shares in connection with the Company’s private placement financing.

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
Net loss attributable to Common Shareholders	$(3,153,615)	$(3,713,795)
Income from discontinued operations	$-	$263,460

Denominator
Denomintor for basic and diluted loss per share
(weighted-average shares)	11,660,879	9,208,386

Earnings (Loss) per common share, basic and diluted:
Income (Loss) from continuing operations	$(0.27)	$(0.40)
Income from discontinued operations	$-	$0.03

Non-GAAP Reconciliation

The Company incurred total net non-cash expenses in the amount of $7,324,415 and $3,157,778 for the years ended December 31, 2014 and December 31, 2013, respectively. The details of those expenses and non-GAAP reconciliation of these non-cash items are set forth below:

	For The Yead Ended December 31, 2014	For The Yead Ended December 31, 2013
Net loss attributable to Common Shareholders	(3,153,615)	(3,450,335)
Non-GAAP
Amortization of intangible assets & depreciation	5,528,280	1,038,505
Equity-based compensation	3,293,387	2,119,273
Beneficial conversion option	1,271,492	-
Impairment of goodwill	2,144,488	-
Deferred tax benefit	(4,913,232)	-
Non-GAAP profit (loss)	4,170,800	(292,557)

For the year ended December 31, 2014, net income per common share on a non-GAAP basis was $0.36 per common share versus a loss of $(0.03) per common share for the year ended December 31, 2013.  The significant improvement in the non-GAAP earnings per common share can be attributed to considerably higher patent amortization expenses in 2014 versus 2013 resulting from the acquisitions of patent portfolios entered into by the Company as well as increased equity based compensation and the add-back of the non-cash charge associated with the beneficial conversion feature and goodwill impairment.  The non-GAAP net income and earnings per share were reduced by the inclusion of the deferred tax asset.

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
Non-GAAP net income (loss)	$4,170,800	$(292,557)

Denominator
Denomintor for basic and diluted loss per share
(weighted-average shares)	11,660,879	9,208,386

Non-GAAP earnings (Loss) per common share, basic and diluted:
Non-GAAP income (Loss) from continuing operations	$0.36	$(0.03)

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At December 31, 2014, the Company’s cash and cash equivalents balances totaled $5,082,569 compared to $3,610,262 at December 31, 2013.  The increase in the cash balances of $1,472,307 resulted primarily from cash received during 2014 from revenues generated from patent enforcement activities and from the private placement of Series A Convertible Preferred Stock closed on May 1, 2014 and Convertible Notes and Warrants issued on October 16, 2014, offset by the costs associated with the acquisition of ten patent portfolios during the course of 2014.

Net working capital declined by $18,671,091 to a deficit of $(14,786,593) at December 31, 2014 from a surplus of $3,884,498 at December 31, 2013.  The decrease in net working capital resulted primarily from the addition of notes payable and debt assumed related to the acquisition of six of the ten patent portfolios during 2014 and the current portion of an earn out related to the purchase also in 2014 of a different patent portfolio in the amount of $2,092,000.

Cash provided by operating activities was $4,453,574 during the year ended December 31, 2014 versus cash used in operating activities of $1,519,470 during the year ended December 31, 2013.

Cash used in investing activities was $7,869,795 for the year ended December 31, 2014 versus cash used in the amount of $3,002,033 for the year ended December 31, 2013. The higher level of cash used for investing activities during the year ended December 31, 2014 was almost exclusively related to the purchases of patent portfolios and patents rights in transactions entered into on May 2, 2014, June 17, 2014, August 29, 2014, September 19, 2014 and October 13, 2014 through which the Company acquired ten new patent portfolios. Purchase of non-patent assets, specifically equipment and other non-patent intangibles represented less than 1% of total acquisitions of assets.

Cash provided by financing activities was $4,888,528 during the year ended December 31, 2014 versus cash provided by financing activities in the amount of $5,777,596 during the year ended December 31, 2013.  Cash provided by financing activities for the year ended December 31, 2014 resulted from the private placement of securities issued on May 1, 2014 and October 16, 2014 and the exercise of warrants, offset by the repayment of debts incurred in the acquisitions of various patent portfolios as more fully described above.

   Management believes that the balance of cash and cash equivalents of $5,082,569 at December 31, 2014, combined with expected operating cash flow and the $50 million financing arrangement entered into with Fortress Credit Corporation is sufficient to continue to fund the Company’s current operations at least through March 2016.  However, the Company’s operations are subject to various risks and there is no assurance that changes in the operations of the Company will not require the Company to raise additional cash sooner than planned in order to continue uninterrupted operations.  In that event, the Company would seek to raise additional capital from the sale of the Company’s securities, from borrowing or from other sources.  Should the Company seek to raise capital from the issuances of its securities, such transactions would be subject to the risks of the market for the Company’s securities at the time.

Off-Balance Sheet Arrangements

   None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MARATHON PATENT GROUP, INC.
 CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2014

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Marathon Patent Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Marathon Patent Group, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2014 and the related consolidated statements of operations, comprehensive loss, change in stockholders' equity, and cash flows for the year then ended. These  consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

 We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ SingerLewak LLP
SingerLewak LLP
Los Angeles, California
March 26, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Marathon Patent Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Marathon Patent Group, Inc. and Subsidiaries (the "Company") as of December 31, 2013 and the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity, and cash flows for the year then ended December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marathon Patent Group, Inc. and Subsidiaries (Formerly American Strategic Minerals Corporation) as of December 31, 2013, and the results of its operations and its cash flows for the year then ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ KBL, LLP
New York, New York
March 26, 2015

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013

ASSETS
Current assets:
Cash	$5,082,569	$3,610,262
Accounts receivable - net	216,997	270,000
Marketable securities - available for sale securities	-	6,250
Bonds posted with courts	1,946,196	-
Prepaid expenses and other current assets	438,391	752,931
Total current assets	7,684,153	4,639,443

Other assets:
Property and equipment, net	53,828	13,640
Intangible assets, net	43,363,832	6,157,659
Deferred tax assets	4,952,309	-
Goodwill	3,432,308	2,144,488
Total other assets	51,802,277	8,315,787

Total Assets	$59,486,430	$12,955,230

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,293,746	$754,945
Clouding IP earn out - current portion	2,092,000	-
Notes payable	17,085,000	-
Total current liabilities	22,470,746	754,945

Long-term liabilities
Convertible Notes, net of discount of $146,935	5,403,065	-
Clouding IP earn out	7,360,000	-
Total long-term liabilities	12,763,065	-

Liabilities of discontinued operations	-	30,664
Total liabilities	35,233,811	785,609

Stockholders' Equity:
Preferred stock Series B, $.0001 par value, 50,000,000 shares authorized: 932,000 and 0 issued and outstanding at December 31, 2014 and December 31, 2013	93	-
Common stock, ($.0001 par value; 200,000,000 shares authorized; 13,791,460 adjusted for the stock dividend and 10,979,186 issued and outstanding at December 31, 2014 and December 31, 2013	1,379	1,098
Additional paid-in capital	36,977,169	22,673,287
Accumulated other comprehensive income <loss>	(388,357)	(6,250)
Accumulated deficit	(12,337,665)	(10,488,018)

Total Marathon Patent Group, Inc. equity	24,252,619	12,180,117

Non-controlling interest in subsidiary	-	(10,496)

Total stockholders' equity	24,252,619	12,169,621

Total liabilities and stockholders' equity	$59,486,430	$12,955,230

The accompanying notes are an integral part to these audited consolidated financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEAR	FOR THE YEAR
	ENDED	ENDED
	December 31, 2014	December 31, 2013

Revenues	$21,404,469	$3,418,371

Expenses
Cost of revenues	11,787,445	957,040
Amortization of patents and website	5,528,280	1,038,505
Compensation and related taxes	3,904,462	2,997,053
Consulting fees	2,134,672	901,686
Professional fees	1,566,375	655,202
General and administrative	545,475	544,338
Loss on impairment of goodwill	2,144,488	-
Total operating expenses	27,611,197	7,093,824

Operating loss from continuing operations	(6,206,727)	(3,675,453)

Other income (expenses)
Other expense	(52,228)	-
Realized loss - available for sale	6,250	(38,819)
Interest income	634	1,552
Interest expense	(543,283)	(1,075)
Total other income (expenses)	(588,627)	(38,342)

Loss from continuing operations before benefit from income taxes	(6,795,354)	(3,713,795)

Income tax benefit	4,913,232	-

Loss from continuing operations	(1,882,123)	(3,713,795)

Income (loss) from discontinued operations, net of tax	-	263,460

Net Loss	(1,882,123)	(3,450,335)

Deemed dividends related to beneficial conversion feature of Series A preferred stock	(1,271,492)	-

Net loss attributable to common shareholders	(3,153,615)	(3,450,335)

Loss per common share, basic and diluted:
Loss from continuing operations	$(0.16)	$(0.40)
Income from discontinued operations	-	0.03
	$(0.16)	$(0.37)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and Diluted	11,660,879	9,208,386

The accompanying notes are an integral part to these audited consolidated financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the year ended	For the year ended
	December 31, 2014	December 31, 2013

Net loss attributable to Marathon Patent Group, Inc.	$(3,153,615)	$(3,450,335)

Other comprehensive loss:
Unrealized loss on foreign currency translation	(388,357)	-
Realized loss (Unrealized loss) on investment securities, available for sale	6,250	(6,250)
Comprehensive loss attributable to Marathon Patent Group, Inc.	$(3,535,722)	$(3,456,585)

The accompanying notes are an integral part to these audited consolidated financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Preferred Stock/Units		Common Stock		Add'l Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Par Value	Shares	Par Value

BALANCE – Dec 31, 2012	-	$-	7,007,130	$704	$10,976,325	$(7,037,134)	$-	$3,939,543
Stock issued compensation expense	-	-	431,672	42	1,110,834	(21)	-	1,110,855
Restricted stock compensation expense	-	-	-	-	570,000	-	-	570,000
Stock option compensation expense	-	-	-	-	1,122,412	-	-	1,122,412
Services paid in warrants	-	-	-	-	117,796	-	-	117,796
Common stock issued for cash	-	-	2,317,308	230	5,777,481	(115)	-	5,777,596
Common stock issued in acquisition	-	-	1,223,076	122	2,998,439	(61)	-	2,998,500
Marketable Securities available for sale	-	-	-	-	-	-	(6,250)	(6,250)
Net Loss	-	-	-	-	-	(3,450,335)	-	(3,450,335)
BALANCE – December 31, 2013	-	$-	10,979,186	$1,098	$22,673,287	$(10,488,018)	$(6,250)	$12,180,117
Write-off of marketable securities / discontinued assets	-	-	-	-	-	32,662	6,250	38,912
Stock compensation expense	-	-	-	-	2,203,222	-	-	2,203,222
Common stock issued in acquisition	-	-	185,000	19	2,078,781	-	-	2,078,800
Exercise of stock option and warrants	-	-	107,814	11	249,213	-	-	249,224
Consulting services paid in warrants	-	-	-	-	41,576	-	-	41,576
Warrant issued in conjunction with convertible debt	-	-	-	-	164,020	-	-	164,020
Currency translation loss	-	-	-	-	-	-	(388,357)	(388,357)
Adjustment resulting from stock dividend and other	466,000	47	1,495,881	149	(6)	(186)	-	4
Series A preferred stock	1,000,502	100	-	-	6,238,164	-	-	6,238,264
Series A preferred stock compensation	23,077	2	-	-	149,998	-	-	150,000
Common stock issued upon conversion of series A preferred stock	1,023,579	(102)	1,023,579	102	-	-	-	-
Series B preferred stock	466,000	46	-	-	3,178,914	-	-	3,178,960
Beneficial conversion feature	-	-	-	-	1,271,492	-	-	1,271,492
	-	-	-	-	(1,271,492)	-	-	(1,271,492)
Net Loss	-	-	-	-	-	(1,882,123)	-	(1,882,123)
BALANCE – December 31, 2014	932,000	$93	13,791,460	$1,379	$36,977,169	$(12,337,665)	$(388,357)	$24,252,619

The accompaning notes are an integral part to these audited consolidated financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEAR ENDED	FOR THE YEAR ENDED
	December 31, 2014	December 31, 2013

Cash flows from operating activities:
Net loss	$(3,153,615)	$(3,450,335)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	6,233	3,360
Amortization of intangible assets	5,522,047	1,038,505
Non-cash equity compensation	3,293,388	2,178,894
Impairment of Goodwill	2,144,488	-
Deemed Series A dividend beneficial conversion	1,271,492	-
Deferred tax asset	(1,774,807)	-
Income tax benefit	(3,177,502)	-
Non-cash revenue	-	(1,700,000)
Non-cash other income	(3,930)	6,250
Realized loss - available for sale	-	38,819
Gain on sale of assets of discontinued operations	-	(168,216)
Other non-cash adjustments	73,866	(6,250)

Changes in operating assets and liabilities
Accounts receivable	110,053	(270,000)
Assets of discontinued operations - current portion	-	82,145
Prepaid expenses and other current assets	(400,471)	29,571
Bonds posted with courts	(1,946,196)	-
Accounts payable and accrued expenses	2,488,528	697,787

Net cash provided by (used in) operating activities	4,453,574	(1,519,470)

Cash flows from investing activities:
Acquisition of patents	(7,816,832)	(3,150,000)
Acquisition of CyberFone	-	(1,000,000)
Purchase of property, equipment, and other intangible assets	(52,963)	(17,000)
Proceeds received from sale of marketable securities	-	129,397
Sale of real estate property (discontinued operations)	-	1,052,320
Capitalized cost related to improvements of real estate property (discontinued operations)	-	(16,750)
Net cash provided by (used in) investing activities	(7,869,795)	(3,002,033)

Cash flows from financing activities:
Payable in connection with the acquisition of TLI	50,000	-
Payment on note payable in connection with the acquisition of IP Liquidity	(1,215,625)	-
Proceeds from a note payable in connection with the acquisition of Cyberfone Systems, LLC	-	500,000
Payment on note payable in connection with the acquisition of Cyberfone Systems, LLC	-	(500,000)
Payment on note payable in connection with the acquisition of Dynamic Advances	(225,625)	-
Payment on note payable in connection with the acquisition of Sarif	(23,750)	-
Payment on note payable in connection with the acquisition of Medtech	(2,000,000)	-
Payment on note payable in connection with the acquisition of Clouding	(1,000,000)	-
Payment on earn-out connected to the acquisition of Clouding	(2,883,960)	-
Cash received upon issuance of convertible debt securities	5,550,000	-
Proceeds from sale of preferred and common stock, net of issuance costs	6,388,266	5,777,596
Cash received upon exercise of warrant	249,222	-
Net cash provided by financing activities	4,888,528	5,777,596

Net increase in cash	1,472,307	1,256,093

Cash at beginning of period	3,610,262	2,354,169

Cash at end of period	$5,082,569	$3,610,262

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest expense and loan fees	$543,283	$1,075
Taxes paid	$39,078	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in connection with the acquisition of Cyberfone Systems, LLC	$-	$2,280,000
Common stock issued for the acquisition of patents	$-	$718,500
Common stock issued in connection with the acquisition of Clouding Corp	$281,000	$-
Earn-out liability in connection with the acquisition of Clouding Corp	$9,452,000	$-
Common stock granted in connection with the acquisition of TLI Communications, LLC	$817,800	$-
Series B Preferred stock issued in connection with the acquisition of Dynamic Advances LLC	$1,403,690	$-
Series B Convertible Preferred Stock issued in connection with the acquisition of Dynamic Advances LLC and IP Liquidity Ventures, LLC	$2,087,380	$-
Common stock issued in connection with the acquisition of Selene Communication Technologies	$980,000	$-
Value of warrants pertaining to equity issuance	$11,595	$-
Value of warrants pertaining to convertible debt issuance	$146,935	$-
Notes payable issued in connection with the acquisition of IP Liquidity Ventures, LLC, Dynamic Advances, LLC, Selene Communication Technologies, LLC, Clouding Corp, and Medtech Companies	$14,000,000	$-
Issuance of common stock issued for prepaid services	$(298,301)	$441,247
Series B Preferred Stock issued for services	$1,103,581	$-
Acquisition of patents in connection with a non-cash settlement	$-	$1,700,000

The accompanying notes are an integral part to these audited consolidated financial statements.

MARATHON PATENT GROUP, INC.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2014

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

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

On August 1, 2012, the shareholders holding a majority of the Company’s voting capital voted in favor of (i) changing the name of the Company to “Fidelity Property Group, Inc.” and (ii) the adoption the 2012 Equity Incentive Plan and reserving 20,000,000 shares of Common Stock for issuance thereunder (the “2012 Plan”).  The board of directors of the Company (the “Board of Directors”) approved the name change and the adoption of the 2012 Plan on August 1, 2012. The Company did not file an amendment to its Articles of Incorporation with the Secretary of State of Nevada and subsequently abandoned the decision to adopt the “Fidelity Property Group, Inc.” name.

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

On April 22, 2014, the Company issued 300,000 shares, valued at $718,500, of Restricted Common Stock to TT IP LLC in consideration of acquisition of patents on November 13, 2013.

On May 1, 2014, the Company issued 2,047,158 shares of Series A Convertible Preferred Stock and warrants to purchase an aggregate of 511,790 shares of Common Stock in a private placement to accredited investors. All of the Series A Convertible Preferred Stock was automatically converted pursuant to the terms of the Series A Convertible Preferred Stock Certificate of Designation during the year ended December 31, 2014. The exercise price of the warrants is $3.75, after giving effect to the 2:1 stock dividend issued on December 22, 2014.

On May 2, 2014, the Company issued an aggregate of 782,000 shares of Series B Convertible Preferred Stock valued at $2,807,380 to acquire IP Liquidity Ventures, LLC, Dynamic Advances, LLC and Sarif Biomedical, LLC.

On June 2, 2014, the Company issued 48,078 shares of unrestricted Common Stock to an investor in the May 2013 private placement, pursuant to the exercise of a warrant received in the May 2013 private placement.

On June 30, 2014, the Company issued 200,000 shares of Restricted Common Stock in the acquisition of Selene Communications Technologies, LLC. In connection with this transaction, the Company valued the shares at the fair market value on the date of grant at $4.90 per share or $980,000.

On July 18, 2014, the Company issues a total of 26,722 shares of Common Stock pursuant to the exercise of stock options held by a former member of the Company’s Board of Directors and the Company’s former Chief Financial Officer.

On August 29, 2014, the Company entered into a patent purchase agreement to acquire a portfolio of patents from Clouding IP, LLC for an aggregate purchase price of $2.4 million, of which $1.4 million was paid in cash and $1.0 million was paid in the form of a promissory note issued by the Company that matures on October 31, 2014. The Company also issued 25,000 shares of its restricted common stock valued at $281,000 in connection with the acquisition. Clouding IP, LLC is also entitled to certain possible future cash payments. Clouding IP LLC is owned or controlled by Erich Spangenberg or family members or associates.

On September 16, 2014, the Company issued to two of its independent board members, in lieu of cash compensation, 6,178 shares valued at $45,995 of Restricted Common Stock to each of its directors.  The shares shall vest quarterly over twelve (12) months commencing on the date of grant and $13,415 in expense was recognized in 2014 for each of the two grants.

On September 17, 2014, the Company entered into a consulting agreement (the “Consulting Agreement”) with GRQ Consultants, Inc. (“GRQ”), pursuant to which GRQ shall provide certain consulting services including, but not limited to, advertising, marketing, business development, strategic and business planning, channel partner development and other functions intended to advance the business of the Company.  As consideration, GRQ shall be entitled to 200,000 shares of the Company’s Series B Convertible Preferred Stock, 50% of which vested upon execution of the Consulting Agreement, and 50% of which shall vest in six (6) equal monthly installments of commencing on October 17, 2014.  The first tranche of 100,000 shares of Series B Convertible Preferred Stock was issued to GRQ on October 6, 2014 and 150,000 shares in total, for a value of $1,103,581, was issued in 2014. In addition, the Consulting Agreement allows for GRQ to receive additional shares of Series B Convertible Preferred Stock upon the achievement of certain performance benchmarks. All shares of Series B Convertible Preferred Stock issuable to GRQ shall be pursuant to the 2014 Plan and shall be subject to shareholder approval of the 2014 Plan on or prior to September 16, 2015. The Consulting Agreement contains an acknowledgement that the conversion of the preferred stock into shares of the Company’s Common Stock is precluded by the equity blockers set forth in the certificate of designation and in Section 17 of the 2014 Plan to ensure compliance with NASDAQ Listing Rule 5635(d). Every share of Series B Preferred Stock may be converted into two shares of Common Stock, after giving effect to the 2:1 stock dividend issued on December 22, 1014.

On September 19, 2014, the Company authorized the issuance of 120,000 shares of Common Stock to the sellers of TLI Communications LLC. The Company valued the Common Stock at the fair market value on the date of the Interests Sale Agreement at $6.815 per share or $818,000.

On September 30, 2014, the Company issued 50,000 shares of Restricted Common Stock in the acquisition of the assets of Clouding IP, LLC. In connection with this transaction, the Company valued the shares at the quoted market price on the date of grant at $5.62 per share or $281,000.

On October 10, 2014, the Company entered into an interest sale agreement with MedTech Development, LLC (“MedTech”) to acquire from MedTech 100% of the limited liability membership interests of OrthoPhoenix and TLIF as well as 100% of the shares of MedTech GmbH.  In connection with the transaction, the Company paid MedTech $1 million at closing and is obligated to $1 million on each of the following nine (9) month anniversary dates of the closing.  The acquired subsidiaries are also obligated to make certain additional payments to MedTech from recoveries following the receipt by the acquired subsidiaries of 200% of the purchase payments, plus recovery of out of pocket expenses in connection with patent claims.  The participation payments may be paid, at the election of the Company, in common stock of Marathon at the market price on the date of issuance.

On October 16, 2014, the Company sold to certain accredited investors an aggregate of $5,550,000 of principal amount of convertible notes due October 9, 2018 along with two-year warrants to purchase 258,998 shares of the Company’s Common Stock, par value $0.0001 per share pursuant to a securities purchase agreement.  The warrants were valued at $169,015 and were recorded as a discount to the fair value of the convertible notes. The notes and warrants are initially convertible into shares of the Company’s Common Stock at a conversion price of $7.50 per share and an exercise price of $8.25 per share, respectively.  The conversion and exercise prices are subject to adjustment in the event of certain events, including stock splits and dividends.    The Notes bear interest at the rate of 11% per annum, payable quarterly in cash on each of the three, six, nine and twelve month anniversary of the issuance date and on each conversion date. The Company reviewed the instruments in the context of ASC 480 and determined that the convertible notes should be recorded as a liability and analyzed the conversion feature and bifurcation pursuant to ASC 815 and ASC 470, respectively, to determine that the was no beneficial conversion feature and that the convertible notes and warrants should not be bifurcated.

For the three months ended December 31, 2014, certain holders of warrants exercised their warrants in exchange for 29,230 shares of the Company’s Common Stock.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and present the consolidated financial statements of the Company and its wholly owned and majority owned subsidiaries as of December 31, 2014.  In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated.

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

Cash

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. The Company’s accounts at this institution are insured, up to $250,000, by the Federal Deposit Insurance Corporation ("FDIC"). For the years ended December 31, 2014 and 2013, the Company’s bank balances exceeded the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Accounts Receivable

The Company has a policy of reserving for accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote.  At December 31, 2014 and 2013, the Company had recorded an allowance for bad debts in the amounts of $0 and $57,050, respectively.  Net accounts receivable at December 31, 2014 and 2013 were $216,997 and $270,000, respectively.

Concentration of Revenue and Geographic Area

Revenue from the Company’s patent enforcement activities is considered United States revenue as any payments  for licenses included in that revenue are for United States operations irrespective of the location of the licensee's or licensee's parent home domicile.

Revenues from two customers and five licenses accounted for approximately 88% of the Company’s revenue for the year ended December 31, 2014 and revenue from the largest five customers and five licenses accounted for approximately 62% of the Company’s revenues for the year ended December 31, 2013. The Company derived these revenues from the one-time issuance of non-recurring, non-exclusive, non-assignable licenses to two different entities and their affiliates for certain of the Company’s patents. While the Company has a growing portfolio of patents, at this time, the Company expects that a significant portion of its future revenues will be based on one-time grants of similar non-recurring, non-exclusive, non-assignable licenses to a relatively small number of entities and their affiliates. Further, with the expected small number of firms with which the Company enters into license agreements, and the amount and timing of such license agreements, the Company also expects that its revenues may be highly variable from one period to the next.

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

Also, due to the fact that the settlement element and license element for past and future use are the Company’s major central business, the Company presents these two elements as one revenue category in its statement of operations. The Company does not expect to provide licenses that do not provide some form of settlement or release. Revenue from patent enforcement activities accounted for 100% of the Company’s revenues for the years ended December 31, 2014 and December 31, 2013.

Prepaid Expenses

Prepaid expenses of $438,391 and $752,931 at December 31, 2014 and 2013, respectively, consist primarily of costs paid for future services that will occur within a year. Prepaid expenses include prepayments in cash and in equity instruments for investor relations public relations services, business advisory, other consulting and prepaid insurance, all of which assets are being amortized over the terms of their respective agreements.

Bonds Posted With Courts

Under certain circumstances related to litigations in Germany, the Company is either required to or may decide to enter a bond with the courts.  During the years ended December 31, 2014 and December 31, 2013, the Company posted bonds in the amount of $1,945,196 and $0, respectively.

Related Party Transactions

Parties are considered related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions.

On November 14, 2012, upon the closing of the Sampo Share Exchange with LVL Patent Group LLC, Mr. Croxall, our Chief Executive Officer, who was also the Chief Executive Officer of LVL Patent Group LLC, and John Stetson (both Mr. Croxall and Mr. Stetson were also former members of Sampo), received 307,692 and 38,461 shares of the Company’s Common Stock, respectively, in connection with the Sampo Share Exchange.

On May 13, 2013, we entered into a six-year advisory services agreement (the "Advisory Services Agreement") with IP Navigation Group, LLC, of which Erich Spangenberg is founder and former Chief Executive Officer.  Mr. Spangenberg is an affiliate of the Company.  The terms of the Advisory Services Agreement provides that, in consideration for its services as intellectual property licensing agent, the Company will pay to IP Navigation Group, LLC between 10% and 20% of the gross proceeds of certain licensing campaigns in which IP Navigation Group, LLC acts as intellectual property licensing agent.

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

On November 11, 2013, we entered into a consulting agreement with Kairix, pursuant to which we granted options to acquire 300,000 shares of Common Stock to Kairix in exchange for services. The options shall vest 33%, 33% and 34% on each annual anniversary of the date of the issuance. Craig Nard, a member of our board of directors at the time the Company entered into the agreement with Kairix, is a principal of Kairix. On June 18, 2014, the Company cancelled an option to purchase an aggregate amount of 300,000 shares of Common Stock provided to Kairix Analytics when the consulting agreement was terminated without any vesting having occurred.

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

On November 18, 2013, we entered into a consulting agreement with Jeff Feinberg (“Feinberg Agreement”), pursuant to which we agreed to grant Mr. Feinberg 100,000 shares of our restricted Common Stock; 50% of which shall vest on the one-year anniversary of the Feinberg Agreement and the remaining 50% of which shall vest on the second year anniversary of the Feinberg Agreement. Mr. Feinberg is the trustee of The Feinberg Family Trust and holds voting and dispositive power over shares held by The Feinberg Family Trust, which is a 10% beneficial owner of our Common Stock. On September 9, 2014, the company terminated the Feinberg Agreement and no shares vested.

On May 1, 2014, the Company conducted a private placement of units to certain accredited investors for a purchase price of $6.50 per unit. Each unit consisted of: (i) one share of the Company’s 8% Series A Preferred Stock, and (ii) a two year warrant to purchase shares of the Company’s Common Stock in an amount equal to twenty five percent (25%) of the number of Series A Preferred Stock purchased. Stuart Smith, who was a director of the Company at the time, purchased 5,000 units and John Stetson, who was an officer and director of the Company at the time, purchased 30,769 units through entities controlled by him.

On May 2, 2014, the Company completed the acquisition of certain ownership rights (the “Acquired Intellectual Property”) from TechDev, Granicus and SFF pursuant to the terms of three purchase agreements between: (i) the Company, TechDev, SFF and DA Acquisition LLC, a newly formed Texas limited liability company and wholly-owned subsidiary of the Company; (ii) the Company, Granicus, SFF and IP Liquidity Ventures Acquisition LLC, a newly formed Delaware limited liability company and wholly-owned subsidiary of the Company; and (iii) the Company, TechDev,  SFF and Sarif Biomedical Acquisition LLC, a newly formed Delaware limited liability company and wholly-owned subsidiary of the Company.

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

Pursuant to the Pay Proceeds Agreement, the Company may pay the sellers a percentage of the net recoveries (gross revenues minus certain defined expenses) that the Company makes with respect to the assets held by the entities that the Company acquired pursuant to the DA Agreement, the IP Liquidity Agreement and the Sarif Agreement.  Under the terms of the Pay Proceeds Agreement, if the Company recovers $10,000,000 or less with regard to the IP Assets, then nothing is due to the sellers; if the Company recovers between $10,000,000 and $40,000,000 with regard to the IP Assets, then the Company shall pay 40% of the cumulative gross proceeds of such recoveries to the sellers; and if the Company recovers over $40,000,000 with regard to the IP Assets, the Company shall pay 50% of the cumulative gross proceeds of such recoveries to the sellers.  In no event will the total payments made by the Company under the Pay Proceeds Agreement exceed $250,000,000.

TechDev, SFF and Granicus is owned or controlled by Erich Spangenberg or family members or associates.

On May 2, 2014, we entered into an opportunity agreement (the “Marathon Opportunity Agreement”) with Erich Spangenberg, whom is an affiliate of the Company.  The terms of the Marathon Opportunity Agreement provide that we have ten business days after receiving notice from Mr. Spangenberg to provide up to 50% of the funding for certain opportunities relating to the licensing, intellectual property acquisitions and/or intellectual property enforcement actions in which Mr. Spangenberg, IP Nav or any entity controlled by Mr. Spangenberg, other than: (i) IP Nav or any of its affiliates, and (ii) Medtech Development, LLC or any of its affiliates.

On May 2, 2014, we acquired the rights to market Opus Analytics from IP Nav.  Opus Analytics is a proprietary patent analytics tool that we use extensively to review and analyze patent acquisition opportunities.  Opus Analytics is also a SAAS (Software as a Service) tool that we intend to offer to third parties to generate additional revenue streams from financial professional, investors, patent licensing and monetization companies, and legal and investment professionals.

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

On August 29, 2014, the Company entered into a patent purchase agreement to acquire a portfolio of patents from Clouding IP, LLC for an aggregate purchase price of $2.4 million, of which $1.4 million was paid in cash and $1.0 million was paid in the form of a promissory note issued by the Company that matures on October 31, 2014. The Company also issued 25,000 shares of its restricted common stock in connection with the acquisition. Clouding IP, LLC is also entitled to certain possible future cash payments. Clouding IP LLC is owned or controlled by Erich Spangenberg or family members or associates.

On October 10, 2014, the Company entered into an interest sale agreement with MedTech Development, LLC (“MedTech”) to acquire from MedTech 100% of the limited liability membership interests of OrthoPhoenix and TLIF as well as 100% of the shares of MedTech GmbH.  In connection with the transaction, the Company is obligated to pay to MedTech $1 million at closing and $1 million on each of the following nine (9) month anniversary dates of the closing.  The acquired subsidiaries are also obligated to make certain additional payments to MedTech from recoveries following the receipt by the acquired subsidiaries of 200% of the purchase payments, plus recovery of out of pocket expenses in connection with patent claims.  The participation payments may be paid, at the election of the Company, in common stock of Marathon at the market price on the date of issuance.

In connection with the transaction, the Company entered into a promissory note, common interest agreement and in the event of issuance of common stock to MedTech, will enter into a lockup and registration rights agreement.  Approximately forty-five percent (45%) of MedTech is owned or controlled by Erich Spangenberg or family members or associates.

Comprehensive Income

Accounting Standards Update (“ASU”) No. 2011-05 amends Financial Accounting Standards Board (“FASB”) Codification Topic 220 on comprehensive income (1) to eliminate the current option to present the components of other comprehensive income (loss) in the statement of changes in equity, and (2) to require presentation of net income (loss) and other comprehensive income (loss) (and their respective components) either in a single continuous statement or in two separate but consecutive statements. These amendments do not alter any current recognition or measurement requirements in respect of items of other comprehensive income. The amendments in this Update are effective from fiscal years ending after December 15, 2012 and have been applied to our financial statements.

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

The carrying amounts reported in the consolidated balance sheet for cash, accounts receivable, accounts payable, and accrued expenses, approximate their estimated fair market value based on the short-term maturity of these instruments. The carrying value of notes payable and other long-term liabilities approximate fair value as the related interest rates approximate rates currently available to the Company.

As of December 31, 2013, the Company had $2,144,488 in Level 3 goodwill. During 2014, the Company added $5,576,796 in goodwill associated with the acquisition of numerous portfolios, and as set forth above, the Company impaired the goodwill associated with the Cyberfone reporting unit in the amount of $2,144,448.  This resulted in a fair value of the Company’s Level 3 goodwill as of December 31, 2014 of $3,432,308.

Under certain circumstances related to litigations in Germany, the Company is either required to or may decide to enter a bond with the courts.  During the years ended December 31, 2014 and December 31, 2013, the Company posted bonds in the amount of $1,945,196 and $0, respectively.  The Company adjusted the value as of December 31, 2014 of the bonds to reflect changes to the exchange rate between the Euro and the US Dollar.

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

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion and examination by a taxing authority without being legally extinguished. For tax position considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely that not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The federal and state income tax returns of the Company are subject to examination by the Internal Revenue Service and state taxing authorities, generally for three years after they were filed. The Company is in the process of filing the previous year’s tax returns. After review of the prior year financial statements and the results of operations through December 31, 2014, the Company has recorded a deferred tax asset in the amount of $4,952,309, from which the Company expects to realize benefits in the future, and an income tax payable of $0.

Basic and Diluted Net Loss per Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. The computation of diluted net loss per share does not include dilutive Common Stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. As of December 31, 2014, the Company has warrants outstanding to purchase 1,926,308 shares of Common Stock, options outstanding to purchase 3,017,690 shares of Common Stock, Convertible Notes outstanding convertible into 740,000 shares of Common Stock and 932,000 shares of Series B Convertible Preferred Stock convertible into 932,000 shares of Common Stock, all of which were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s net loss per share computation.

The following table sets forth the computation of basic and diluted loss per share:

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
Net loss attributable to Common Shareholders	$(3,153,615)	$(3,713,795)
Income from discontinued operations	$-	$263,460

Denominator
Denomintor for basic and diluted loss per share
(weighted-average shares)	11,660,879	9,208,386

Earnings (Loss) per common share, basic and diluted:
Income (Loss) from continuing operations	$(0.27)	$(0.40)
Income from discontinued operations	$-	$0.03

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

Goodwill

Goodwill is tested for impairment at the reporting unit level at least annually, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  When conducting its annual goodwill impairment assessment, the Company initially performs a qualitative evaluation of whether it is more likely than not that goodwill is impaired. If it is determined by a qualitative evaluation that it is more likely than not that goodwill is impaired, the Company then applies a two-step impairment test. The two-step impairment test first compares the fair value of the Company’s reporting unit to its carrying or book value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the reporting unit exceeds its fair value, the Company determines the implied fair value of the reporting unit’s goodwill and if the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded in the consolidated statement of operations.  The Company conducts its annual goodwill impairment test during the period ending September 30 and periodically as circumstances arise. At September 30, 2014, a qualitative evaluation of the goodwill in accordance with ASC 350 indicated that the fair value of CyberFone was less than its carrying amount, including goodwill. That conclusion was based in the large number of defendants that have already been released from the case and various financial metrics.  The Company then conduced an analysis of the revenue forecast of the remaining defendants and discounted for time and risk.  This quantitative test indicated that the fair value of CyberFone was less than its carrying value and that there was an implied fair value for goodwill of zero. Consequently the second step of the impairment resulted in the determination of an impairment loss in the amount of $2,144,488, which was charged to the consolidated statements of operations for the year ended December 31, 2014.

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

    When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. At December 31, 2014, the Company determined that there was no impairment of its intangibles.

Impairment of Long-lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the ASC 360 “Property, Plant and Equipment”.  The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of long-lived assets, including mineral rights, may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows expected to be generated by the asset. When necessary, impaired assets are written down to their estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The Company recorded impairment charges on its long-lived assets of $0 during the years ended December 31, 2014 and December 31, 2013.

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

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date. As stock-based compensation expense is recognized based on awards expected to vest, forfeitures are also estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the year ended December 31, 2014, expected forfeitures are immaterial. The Company will re-assess the impact of forfeitures if actual forfeitures increase in future quarters.

Reclassification

The accompanying consolidated balance sheet at December 31, 2014 reflects a reclassification of $1,271,492 to additional paid-in capital and accumulated deficits to correct two offsetting typographic errors with respect to additional paid-in capital and accumulated deficits on the Consolidated Balance Sheet.  The reclassification had no impact on previously issued net income (loss) or Total Shareholders’ Equity.

Certain prior year reported amounts have been reclassified to conform with the 2014 presentation.

Foreign Currency Transactions

The Company’s functional currency and its reporting currency is the United States dollar. Transactions denominated in any currency other than the functional currency are converted into United States dollars using the exchange rate in effect at the date of the transaction or the average rate for the period in the case of revenue and expense transactions. Monetary assets and liabilities are re-valued into the reporting currency at each balance sheet date using the exchange rate in effect at the balance sheet date, with any resulting exchange gains or losses being credited or charged to accumulated other comprehensive income (loss). Non-monetary assets and liabilities are recorded in the reporting currency using the historical exchange rate.

The Company does not engage in hedging activities to offset the risk of exchange rate fluctuations on financial transactions denominated in a foreign currency.  The transactions are translated into U.S. dollars on the Company’s financial statements. Any unrealized gain or loss due to spot rate fluctuations is included in Other Comprehensive Income (“OCI”).

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern. This standard update provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new guidance is effective for all annual and interim periods ending after December 15, 2016. The Company does not expect that the new guidance will have an impact on the Company's consolidated financial statements.

There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 – ACQUISITIONS

CyberFone Systems, LLC

On April 22, 2013, Acquisition Corp., a Texas corporation and newly formed wholly owned subsidiary of the Company entered into a merger agreement with CyberFone Systems, TechDev and Spangenberg Foundation.  TechDev and Spangenberg Foundation owned 100% of the membership interests of CyberFone Systems.

CyberFone Systems owns a patent portfolio that includes claims that provide specific transactional data processing, telecommunications, network and database inventions, including financial transactions. The portfolio  consists of ten United States patents and 27 foreign patents and one patent pending. The patent rights that cover digital communications and data transaction processing are foundational to certain applications in the wireless, telecommunications, financial and other industries. IP Nav will continue to support and manage the portfolio of patents and retain a contingent participation interest in all recoveries.  IP Nav provides patent monetization and support services under an existing agreement with CyberFone Systems.

Pursuant to the terms of the CyberFone Merger Agreement, CyberFone Systems merged with and into Acquisition Corp with CyberFone Systems surviving the merger as the wholly owned subsidiary of the Company (the “Merger”).  The Company (i) issued 923,076 shares of Common Stock to the CyberFone Sellers (the “Merger Shares”), (ii) paid the CyberFone Sellers $500,000 cash and (iii) issued a $500,000 promissory note to TechDev (the “Note”).  The Company valued these common shares at the fair market value on the date of grant at $2.47 per share or $2,280,000. The Note was non-interest bearing and was due on June 22, 2013, subject to acceleration in the event of default.  The Company may prepay the Note at any time without premium or penalty. On June 21, 2013, we paid $500,000 to TechDev in satisfaction of the note. The transaction resulted in a business combination and caused CyberFone Systems to become a wholly-owned subsidiary of the Company.

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

Dynamic Advances

Pursuant to the DA Agreement, the Company acquired 100% of the limited liability company membership interests of Dynamic Advances, LLC, a Texas limited liability company, in consideration for: (i) two cash payments of $2,375,000, one payment due at closing and the other payment due on or before September 30, 2014, with such second payment being subject to increase to $2,850,000 if not made on or before June 30, 2014; and (ii) 391,000 shares of the Company’s Series B Convertible Preferred Stock.  Under the terms of the DA Agreement, TechDev and SFF are entitled to possible future payments for a maximum consideration of $250,000,000 pursuant to the Pay Proceeds Agreement described below. Dynamic Advances, LLC holds exclusive license to monetize certain patents owned by a third party.

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

IP Liquidity

Pursuant to the IP Liquidity Agreement, the Company acquired 100% of the limited liability company membership interests of IP Liquidity Ventures, LLC, a Delaware limited liability company, in consideration for: (i) two cash payments of $2,375,000, one payment due at closing and the other payment due on or before September 30, 2014, with such second payment being subject to increase to $2,850,000 if not made on or before June 30, 2014; and (ii) 391,000 shares of the Company’s Series B Convertible Preferred Stock.  Under the terms of the IP Liquidity Agreement, Granicus and SFF are entitled to possible future payments for a maximum consideration of $250,000,000 pursuant to the Pay Proceeds Agreement described below.  IP Liquidity Ventures, LLC holds contract rights to the proceeds from the monetization of certain patents owned by a number of third parties.

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

Pursuant to the terms of the Selene Interests Sale Agreement, Selene merged with and into Acquisition LLC with Selene surviving the merger as the wholly owned subsidiary of the Company.  The Company (i) issued 200,000 shares of Common Stock to the Selene Sellers and (ii) paid the Selene Sellers $50,000 cash.  The Company valued these common shares at the fair market value on the date of grant at $4.90 per share or $980,000. The transaction resulted in a business combination and caused Selene to become a wholly-owned subsidiary of the Company.

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

The Company paid Clouding IP (i) $1.4 million in cash, (ii) $1.0 million in the form of a promissory note issued by the Company that matures on October 31, 2014, (iii) 50,000 shares of its restricted Common Stock valued at $281,000 and (iv) fifty percent (50%) of the net recoveries (gross revenues minus certain defined expenses) in excess of $4.0 million in net revenues that the Company makes with respect to the patents purchased from Clouding IP. The Company valued the Common Stock at the fair market value on the date of the Interests Sale Agreement at $5.62 per share or $281,000 and the promissory note was paid in full prior to October 31, 2014.  The revenue share under item (iv) above was booked as an earn out liability on the balance sheet in accordance with the appraisal of the consideration and intangible value.  The Company booked a payable to the sellers pursuant to the earn out liability in the amount of $2,148,000 at September 30, 2014, based on license agreements entered into during the quarter.  No further amount is owed until the Company generates additional revenue, if any, from the Clouding patents.

The Company accounted for the acquisition as a business combination in accordance with ASC 805 “Business Combinations”. The Company engaged a third party valuation firm to determine the fair value of the assets purchases, and the net purchase price paid by the Company was subsequently allocated to assets acquired and liabilities assumed on the records of the Company as follows:

Intangible assets	$14,500,000
Goodwill	1,296,000
Net purchase price	$15,796,000

    Total consideration paid of the following:

Cash	$1,400,000
Promissory Note	1,000,000
Common Stock	281,000
Earn-Out Liability	13,115,000
Net purchase price	$15,796,000

Upon further evaluation, the total value of the earn-out liability was reduced, measured as of the acquisition date, to reflect certain underling changes in the litigation schedule.  Historical financial statements of Clouding and the pro forma condensed combined consolidated financial statements can be found on the Form 8-K/A filed with the SEC on November 12, 2014.  A summary is set forth below. Such statements should be read in conjunction with the historical financial statements of the Company.

Summary of Unaudited Pro-forma Information

        The unaudited pro-forma information below for the years ended December 31, 2014 and 2013 gives effect to the acquisitions as if the acquisitions had occurred on January 1, 2011. The pro-forma financial information is not necessarily indicative of the results of operations if the acquisitions had been effective as of this date.

	December 31,
	2014	2013
Pro forma revenues	$21,501,969	$15,418,371
Pro forma income (loss) from operations	(2,477,063)	(4,382,417)
Pro forma net income (loss)	(2,532,174)	(4,153,112)
Pro forma net income (loss) per share	(0.22)	(0.45)
Pro forma net income (loss) attributable to common shareholders	(3,803,666)	(4,153,112)
Pro forma net income (loss) attributable to common shareholders	(0.33)	(0.45)
Weighted average number of shares outstanding – basic and diluted	11,660,879	9,208,836

TLI Communications LLC

On September 19, 2014, TLI Acquisition Corp (“TLIA”), a Virginia corporation and newly formed wholly owned subsidiary of the Company, entered into an interest sale agreement to purchase 100% of the membership interests of TLI Communications LLC (“TLIC”), a Delaware limited liability company. TLIC owns a patent in the telecommunications field.

Pursuant to the terms of the TLIC Interests Sale Agreement, TLIC merged with and into TLIA with TLIC surviving the merger as the wholly owned subsidiary of the Company.  The Company (i) agreed to issue 120,000 shares of Common Stock to the sellers of TLIC (“TLIC Sellers”), (ii) paid the TLIC Sellers $350,000 cash and (iii) agreed to pay the TLIC Sellers a fifty percent (50%) of the net recoveries (gross revenues minus certain defined expenses and the cash portion of the acquisition consideration) that the Company makes with respect to the patent purchased pursuant to the acquisition of TLIC.  The Company valued the Common Stock at the fair market value on the date of the Interests Sale Agreement at $6.815 per share or $818,000. The cash portion of the consideration was outstanding at September 30, 2014 and was subsequently paid in October. The transaction resulted in a business combination and caused TLIC to become a wholly-owned subsidiary of the Company.

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

Medtech Entities

On October 13, 2014, Medtech Group Acquisition Corp (“Medtech Corp.”), a Texas corporation and newly formed wholly owned subsidiary of the Company, entered into an interest sale agreement to purchase 100% of the equity or membership interests of OrthoPhoenix, LLC (“OrthoPhoenix”), a Delaware limited liability company, TLIF, LLC (“TLIF”) and MedTech Development Deutschland GmbH (“MedTech GmbH” and along with OrthoPhoenix and TLIF, the “Medtech Entities”) from MedTech Development, LLC (“MedTech Development”). The Medtech Entities own patents in the medical technology field.

Pursuant to the terms of the Interest Sale Agreement between MedTech Development, Medtech Corp. and the Medtech Entities, the Company (i) paid MedTech Development $1,000,000 cash and (ii) issue a Promissory Note to MedTech Development in the amount of $9,000,000 and (iii) assumed existing debt payable to Medtronics, Inc.  The assumed debt payable to Medtronics was renegotiated, as a result of which, the outstanding amount was $6.25 million prior to any repayment by the Company. The debt is due in installments through July 20, 2015; in the event that the Company pays the total amount due by June 30, 2015, the Company will receive a reduction in the remaining principal owed by the Company in the amount of $750,000. The transaction resulted in a business combination and caused the Medtech Entities to become wholly-owned subsidiaries of the Company.

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

Intangible assets	$12,800,000
Goodwill	2,700,000
Net purchase price	$15,500,000

     Historical financial statements of the Medtech Entities and the pro forma condensed combined consolidated financial statements can be found on the Form 8-K/A filed with the SEC on December 24, 2014.  A summary is set forth below.  Such statements should be read in conjunction with the historical financial statements of the Company.

Summary of Unaudited Pro-forma Information

        The unaudited pro-forma information below for the years ended December 31, 2014 and 2013 gives effect to the acquisitions as if the acquisitions had occurred on January 1, 2011. The pro-forma financial information is not necessarily indicative of the results of operations if the acquisitions had been effective as of this date.

	December 31,
	2014	2013
Pro forma revenues	$21,697,937	$3,755,726
Pro forma income (loss) from operations	(4,037,857)	(5,965,065)
Pro forma net income (loss)	(4,780,198)	(6,387,532)
Pro forma net income (loss) per share	(0.41)	(0.69)
Pro forma net income (loss) attributable to common shareholders	(6,051,690)	(6,387,532)
Pro forma net income (loss) attributable to common shareholders	(0.52)	(0.69)
Weighted average number of shares outstanding – basic and diluted	11,660,879	9,208,836

NOTE 4 - DISCONTINUED OPERATIONS

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

The remaining assets and liabilities of discontinued operations are presented in the balance sheet under the caption “Assets and Liabilities of discontinued operation" and relates to the discontinued operations of both the uranium and vanadium minerals business and real estate business. The carrying amounts of the major classes of these assets and liabilities are summarized as follows:

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
Assets:
Deposits in real estate under contract	$-	$-
Real estate held for sale	$-	$-
Assets of discontinued operations	$-	$-

Liabilities
Accounts payable and accrued expenses	$-	$30,664
Liabilities of discontnued operations	$-	$30,664

The following table indicates selected financial data of the Company’s discontinued operations of its uranium and vanadium minerals business and real estate business.

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
Revenues - Real Estate	$-	$1,270,916
Cost of Sales - Real Estate	-	(1,064,320)
Gross Profit		206,596
Operating and other non-operating expenses	-	(111,352)
Gain on sale of assets of discontinued operations	-	168,216

Income from discontinued operations	$-	$263,460

NOTE 5 – INTANGIBLE ASSETS

     Intangible assets include patents purchased and patents acquired in lieu of cash in licensing transactions. Patents purchased are recorded based at their acquisition cost and patents acquired in lieu of cash are recorded at their fair market value. Intangible assets consisted of the following:

	December 31, 2014	December 31, 2013	Weighted average amortization period (years)
Patents	$49,914,360	$7,204,937	8.19
Less: accumulated amortization	(6,550,528)	(1,047,278)
	$43,363,832	$6,157,659

     Intangible assets are comprised of patents with estimated useful lives between approximately 1 to 13 years, though the weighted average is on the shorter side of this range. Once placed in service, the Company amortizes the costs of intangible assets over their estimated useful lives on a straight-line basis. Costs incurred to acquire patents, including legal costs, are also capitalized as long-lived assets and amortized on a straight-line basis with the associated patent. Amortization of patents is included as an operating expense as reflected in the accompanying consolidated statements of operations. The Company assesses fair market value for any impairment to the carrying values. As of December 31, 2014 and 2013 management concluded that there was no impairment to the acquired assets.

    Amortization and depreciation expense for the years ended December 31, 2014 and 2013 was $5,528,280 and $1,038,505, respectively. Amortization expense for patents comprised $5,527,762 and $1,038,505 for the years ended December 31, 2014 and December 31, 2013.  Future amortization of current intangible assets, net is as follows:

2015	$10,222,592
2016	9,167,722
2017	6,679,231
2018	4,963,817
2019	3,993,837
2020 and thereafter	8,336,633
Total	$43,363,832

Since November 2012, the Company has continued to add to its intangible assets, through either the purchase of intangible asset directly or purchasing entities holding intangible assets.  During the years ended December 31, 2014 and December 31, 2013, the Company made the following intangible asset acquisitions:

-	In April 2013, the Company through its subsidiary, Relay IP, Inc. acquired a US patent for $350,000;
-	In April 2013, the Company acquired 10 US patents, 27 foreign patents and 1 patent pending from CyberFone Systems valued at $1,135,512;
-	In June 2013, in connection with the closing of a licensing agreement with Siemens Technology, we acquired a patent portfolio from that company valued at $1,000,000;
-	In September 2013, the Company acquired 14 US patents for a total purchase price of $1,100,000;
-	In November 2013, the Company acquired four patents for 150,000 shares of the Company’s Common Stock, which the Company valued at $718,500 based on the fair market value of the stock issued;
-
In December 2013, the Company acquired certain patents from Delphi Technologies, Inc. for $1,700,000 pursuant to a Patent Purchase Agreement entered into on October 31, 2013 and Amended on December 16, 2013;

-	In December 2013, in connection with a licensing agreement with Zhone, the Company acquired a portfolio of patents from Zhone;
-
In December 2013, in connection with a settlement and license agreement, we agreed to settle and release another defendant for past and future use of our patents, whereby the defendant agreed to assign and transfer 2 U.S. patents and rights to the Company;

-
In May 2014, we acquired ownership rights of Dynamic Advances, LLC, a Texas limited liability company, IP Liquidity Ventures, LLC, a Delaware limited liability company, and Sarif Biomedical, LLC, a Delaware limited liability company, all of which hold patent portfolios or contract rights to the revenue generated from the patent portfolios;

-	In June 2014, we acquired Selene Communication Technologies, LLC, which holds multiple patents in the search and network intrusion field;
-	In August 2014, we acquired patents from Clouding IP LLC, with such patents related to network and data management technology;
-	In September 2014, we acquired TLI Communications, which owns a single patent in the telecommunication field;
-	In October 2014, we acquired three patent portfolios from MedTech Development, LLC, which owns medical technology patents.

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

On November 19, 2014, the Board of Directors of the Company declared a stock dividend pursuant to which holders of the Company’s Common Stock as of the close of business of the record date of December 15, 2014 shall receive one additional share of Common Stock at the close of business on December 22, 2014 for each share of Common Stock held by such holders.  Throughout this Annual Report, all share and per share values for all periods presented in the accompanying consolidated financial statements are retroactively restated for the effect of the reverse stock split and stock dividend.

Preferred Stock

On May 1, 2014, the Company issued 2,047,158 shares of Series A Convertible Preferred Stock and warrants to purchase an aggregate of 511,790 shares of Common Stock in a private placement to accredited investors. All of the Series A Convertible Preferred Stock was automatically converted pursuant to the terms of the Series A Convertible Preferred Stock Certificate of Designation during the year ended December 31, 2014. The exercise price of the warrants is $3.75, after giving effect to the 2:1 stock dividend issued on December 22, 2014. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act by virtue of the provisions of Section 4(a)(2) and Regulation D (Rule 506) thereunder, and the corresponding provisions of state securities laws.

On May 2, 2014, the Company issued an aggregate of 782,000 shares of Series B Convertible Preferred Stock valued at $2,807,380 to acquire IP Liquidity Ventures, LLC, Dynamic Advances, LLC and Sarif Biomedical, LLC. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On September 17, 2014, the Company entered into a consulting agreement (the “Consulting Agreement”) with GRQ Consultants, Inc. (“GRQ”), pursuant to which GRQ shall provide certain consulting services including, but not limited to, advertising, marketing, business development, strategic and business planning, channel partner development and other functions intended to advance the business of the Company.  As consideration, GRQ shall be entitled to 200,000 shares of the Company’s Series B Convertible Preferred Stock, 50% of which vested upon execution of the Consulting Agreement, and 50% of which shall vest in six (6) equal monthly installments of commencing on October 17, 2014.  The first tranche of 100,000 shares of Series B Convertible Preferred Stock was issued to GRQ on October 6, 2014 and 150,000 shares in total, for a value of $1,103,581, was issued in 2014. In addition, the Consulting Agreement allows for GRQ to receive additional shares of Series B Convertible Preferred Stock upon the achievement of certain performance benchmarks. All shares of Series B Convertible Preferred Stock issuable to GRQ shall be pursuant to the 2014 Plan (as defined below) and shall be subject to shareholder approval of the 2014 Plan on or prior to September 16, 2015. The Consulting Agreement contains an acknowledgement that the conversion of the preferred stock into shares of the Company’s Common Stock is precluded by the equity blockers set forth in the certificate of designation and in Section 17 of the 2014 Plan to ensure compliance with NASDAQ Listing Rule 5635(d).

Common Stock

In April 2013, the Company sold an aggregate of 4,808 post-split units with gross proceeds to the Company of $25,000 to a certain accredited investor pursuant to a subscription agreement. Each unit was sold for a purchase price of $5.20 per unit and consists of: (i) two shares of the Company’s Common Stock and (ii) a five-year warrant to purchase an additional share of Common Stock at an exercise price of $3.90 per share, subject to adjustment upon the occurrence of certain events such as stock splits and dividends. The warrants may be exercised on a cashless basis.

On April 17, 2013, the Company executed a consulting agreement with a consultant pursuant to a 12-month consulting agreement for business advisory services. Pursuant to the terms of the agreement, the consultant shall receive a retainer of $5,000 per month. Additionally, the Company shall issue to the consultant 61,538 shares of Common Stock of which, 15,384 shares vest immediately and the remaining 46,154 shares vested over a 12-month period.

In connection with the acquisition of CyberFone Systems, the Company (i) issued 923,076 shares of Common Stock to the CyberFone Sellers.  The Company valued these common shares at the fair market value on the date of grant at $2.47 per share or $2,280,000.

On May 22, 2013, the Company executed a one-year consulting agreement with a consultant for business advisory and capital restructuring services. The Company granted 46,154 post-split shares of Common Stock in connection with this consulting agreement and was valued at fair market value on the date of grant at approximately $2.925 post-split per share. The Company recorded the total consideration of $135,000 as prepaid expense and amortized $78,750 during 2013 and the remaining balance was amortized over the remaining term of the consulting agreement.

On May 31, 2013, the Company sold an aggregate of 1,999,996 units (the “Units”) representing gross proceeds to the Company of $5,200,000 to certain accredited investors (the “Investors”) pursuant to a securities purchase agreement (the “Securities Purchase Agreement”).  Each Unit was subscribed for a purchase price of $2.60 per Unit and consists of: (i) one share (the “Shares”) of the Company’s Common Stock and (ii) a three (3) year warrant to purchase half a share of the Common Stock at an exercise price of $3.25 per share, subject to adjustment upon the occurrence of certain events such as stock splits and stock dividends and similar events. The Company paid placement agent fees of $170,000 to two broker-dealers in connection with the sale of the units, of which $30,000 was previously paid by the Company as a retainer.

The above warrants may be exercised on a cashless basis at any time that the registration statement to be filed pursuant to the Registration Rights Agreement is not effective after the Effectiveness Date (as defined below). The above warrants contains limitations on the holder’s ability to exercise such warrant in the event such exercise causes the holder to beneficially own in excess of 9.99% of the Company’s issued and outstanding Common Stock.

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

    In June 2013, the Company issued 23,076 shares for services rendered and valued these common shares at the fair market value on the date of grant at approximately $2.515 per share or $58,000. In third quarter of 2013, the Company issued an aggregate of 11,538 shares of Common Stock in connection with this consulting agreement. The Company valued the shares at the fair market value on the date of grant at approximately $3.00 per share or $34,480.

On June 11, 2013, the Company granted an aggregate of 192,308 shares of Common Stock to the Company’s CFO and to a director of the Company, which were valued at fair market value on the date of grant at approximately $2.635 per share for a total of $506,250. The shares vested immediately on issuance. During the year ended December 31, 2013, the Company recorded stock-based compensation expense of the total $506,250 related to the vested restricted stock grants.

On June 28, 2013, the Company executed one-year consulting agreements with two consultants for investor communications and public relation services. The Company granted an aggregate of 134,616 shares of Common Stock in connection with these consulting agreements, which shares were valued at fair market value on the date of grant at approximately $2.275 post-split per share for aggregate value of $306,251. In connection with the issuance of these common shares, the Company recorded prepaid stock-based consulting of $306,256 and amortized $153,128 during the year ended December 31, 2013, with the balance amortized over the remaining consulting agreement term.

On July 25, 2013, the Company granted 8,760 shares of Common Stock for legal services rendered. In connection with this transaction, the Company valued the shares at the fair market value on the date of grant at $3.425 per share or $30,000.

On July 29, 2013, the Company converted legal fees of $29,620 into 11,392 units of securities. Each unit was subscribed for a purchase price of $2.60 per unit and consists of: (i) one share of the Company’s Common Stock and (ii) a three (3) year warrant to purchase half a share of the Common Stock  at an exercise price of $3.25 per share, subject to adjustment upon the occurrence of certain events such as stock splits and stock dividends and similar events.

In August 2013, the Company sold an aggregate of 307,692 units representing gross proceeds to the Company of $800,000 to certain accredited investors pursuant to a securities purchase agreement. Each unit was subscribed for a purchase price of $2.60 per unit and consists of: (i) one share of the Company’s Common Stock and (ii) a three (3) year warrant to purchase half a share of the Common Stock at an exercise price of $3.25 per share, subject to adjustment upon the occurrence of certain events such as stock splits and stock dividends and similar events. Additionally, the Company paid placement agent fees of $35,029 and legal fees of $42,375 in connection with the sale of units.

On September 19, 2014, the Company authorized the issuance of 60,000 shares of Common Stock to the sellers of TLI Communications LLC. The Company valued the Common Stock at the fair market value on the date of the Interests Sale Agreement at $13.63 per share or $818,000. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering.

On November 13, 2013, the Company acquired 4 US patents in consideration for 300,000 restricted shares of the Company’s Common Stock. The restricted shares shall be subject to forfeiture rights for the benefit of the Company in the event no enforcement action is effected by the lapse of the enforcement period as defined in the patent purchase agreement. In connection with this transaction, the Company valued the shares at the fair market value on the date of grant at $2.395 per share or $718,500.  The shares were issued on April 22, 2014.

On November 12, 2013, the Company received, in cash, the amount of $25,000 in full payment of a subscription receivable for the purchase of 9,616 shares of the Company’s Common Stock and subsequently issued the shares to the investor.

On June 2, 2014, the Company issued 48,078 shares of unrestricted Common Stock to an investor in the May 2013 PIPE, pursuant to the exercise of a warrant received in the May 2013 PIPE investment.

On June 30, 2014, the Company issued 200,000 shares of Restricted Common Stock pursuant to the acquisition of Selene Communications Technologies, LLC (see Note 3). In connection with this transaction, the Company valued the shares at the fair market value on the date of grant at $4.90 per share or $980,000.

On July 18, 2014, the Company issues a total of 26,722 shares of Common Stock pursuant to the exercise of stock options held by a former member of the Company’s Board of Directors and the Company’s former Chief Financial Officer.

On September 16, 2014, the Company issued to two of its independent board members, in lieu of cash compensation, 6,178 shares valued at $45,995 of Restricted Common Stock to each of its directors.  The shares shall vest quarterly over twelve (12) months commencing on the date of grant.

On September 30, 2014, the Company issued 50,000 shares of Restricted Common Stock pursuant to the acquisition of the assets of Clouding IP, LLC (see Note 3). In connection with this transaction, the Company valued the shares at the quoted market price on the date of grant at $5.62 per share or $281,000.

For the three months ended September 30, 2014, certain holders of warrants exercised their warrants in a cashless, net exercise basis in exchange for 84,652 shares of the Company’s Common Stock.

For the three months ended December 31, 2014, certain holders of warrants exercised their warrants in exchange for 29,230 shares of the Company’s Common Stock.

Common Stock Warrants

During the year ended December 31, 2014, the Company issued warrants to purchase 770,788 shares of Common Stock in connection with financings, warrants for 214,846 shares of Common Stock were exercised and warrants for 46,154 shares of Common Stock were forfeited in accordance with the terms of the underlying agreements. During the year ended December 31, 2014, the Company recorded stock based compensation expense of $41,575 in connection with the vested warrants associated with one warrant-based compensatory grant. At December 31, 2014, there was a total of $3,465 of unrecognized compensation expense related to future recognition of warrant-based compensation arrangements.

As of December 31, 2014, the Company had warrants outstanding to purchase 1,926,308 shares of Common Stock with a weighted average remaining life of 1.55 years. A summary of the status of the Company's outstanding stock warrants and changes during the period then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Balance at December 31, 2013	1,416,520	$3.33	2.74
Granted	770,788	$5.26	-
Cancelled	46,154	-	-
Forfeited	-	-	-
Exercised	214,846	$3.27	-
Balance at December 31, 2014	1,926,308	4.10	1.55

Warrants exercisable at December 31, 2014	1,926,308
Weighted average fair value of warrants granted during the period		$1.28

Common Stock Options

On November 14, 2012, the Company entered into an employment agreement with Doug Croxall (the “Croxall Employment Agreement”), whereby Mr. Croxall agreed to serve as Company’s Chief Executive Officer for a period of two years. Mr. Croxall received a ten-year option award to purchase an aggregate of 307,692 shares of the Company’s Common Stock with an exercise price of $3.25 per share, subject to adjustment, which shall vest in 24 equal monthly installments on each monthly anniversary of the date of the Croxall Employment Agreement. The options were valued on the grant date at approximately $3.12per option or a total of $968,600 using a Black-Scholes option pricing model with the following assumptions: stock price of $3.25 per share (based on the recent selling price of the Company’s Common Stock at private placements), volatility of 192%, expected term of 5 years, and a risk free interest rate of 0.61%.

On January 28, 2013, the Company entered into an employment agreement with John Stetson, the Company’s Chief Financial Officer and Secretary (the “Stetson Employment Agreement”) whereby Mr. Stetson agreed to serve as the Company's Chief Financial Officer for a period of one year, subject to renewal. Mr. Stetson received a ten year option award to purchase an aggregate of 76,924 shares of the Company’s Common Stock with an exercise price of $3.25 per share, subject to adjustment, which shall vest in three (3) equal annual installments on the beginning on the first annual anniversary of the date of the Stetson Employment Agreement, provided Mr. Stetson is still employed by the Company.

On March 1, 2013, Mr. Nathaniel Bradley was appointed as the Company’s Chief Technology Officer and President of IP Services. Pursuant to the Employment Agreement between the Company and Mr. Bradley dated March 1, 2013 (“Bradley Employment Agreement”), Mr. Bradley was awarded five-year stock options to purchase an aggregate of 153,846 shares of the Company’s Common Stock, with a strike price based on the closing price of the Company’s Common Stock on March 1, 2013 as reported by the OTC Bulletin Board or an exercise price of $5.525 per share, vesting in twenty-four (24) equal installments on each monthly anniversary of March 1, 2013, provided Mr. Bradley is still employed by the Company on each such date. On June 19, 2013, the Board of Directors accepted resignation of Mr. Nathaniel Bradley from his position of Chief Technology Officer and President of IP Services with the Company. In connection with his resignation, Mr. Bradley entered into a Separation and Release Agreement with the Company, pursuant to which, Mr. Bradley received a vested option to purchase 19,230 shares of Common Stock and an option to purchase 134,616 shares of Common Stock were cancelled.

On March 1, 2013, Mr. James Crawford was appointed as the Company’s Chief Operating Officer. Pursuant to the Employment Agreement between the Company and Mr. Crawford dated March 1, 2013 (“Crawford Employment Agreement”), Mr. Crawford shall serve as the Company’s Chief Operating Officer for two (2) years. Mr. Crawford was awarded five-year stock options to purchase an aggregate of 76,924 shares of the Company’s Common Stock, with a strike price based on the closing price of the Company’s Common Stock on March 1, 2013 as reported by the OTC Bulletin Board or an exercise price of $5.525per share, vesting in twenty-four (24) equal installments on each monthly anniversary of March 1, 2013, provided Mr. Crawford is still employed by the Company on each such date. On June 19, 2013, the Company granted Mr. Crawford an option to purchase 76,924 shares of Common Stock. The stock options granted have an exercise price equal to the fair market value per share on the option grant date, which was $2.47 per share. The options issued to Mr. Crawford are conditioned upon the cancellation of the stock options granted to him on March 1, 2013 under his employment agreement with the Company and will vest in twenty-four (24) equal installments on each monthly anniversary of the date of grant.

Pursuant to the Independent Director Agreement between the Company and each of Mr. Nard and Mr. Rosellini dated March 8, 2013, each director was granted a five-year stock option to purchase an aggregate of 15,384 shares of the Company’s Common Stock, with a strike price based on the closing price of the Company’s Common Stock on March 8, 2013 as reported by the OTC Bulletin Board or an exercise price of $3.25 per share. The options shall vest as follows: 33% the first anniversary hereof; 33% on the second anniversary and 34% on the third anniversary, and shall be subject to the Company’s stock plan as in effect from time to time, including any clawback and termination provisions therein. The option agreements shall provide for cashless exercise features. Such agreement shall be terminated upon resignation or removal of Mr. Nard and Mr. Rosellini as members of Board of Directors.  Mr. Nard resigned from the Company’s Board of Directors in April 2014 and on July 18, 2014, the Company issued a total of 7,608 shares of Common Stock to Mr. Nard pursuant to the exercise of vested stock options.

On June 11, 2013, the Company granted five-year options to purchase an aggregate of 353,846 shares of Common Stock exercisable at $2.625 per share to the Chief Executive Officer and two directors of the Company. The stock options shall vest pro rata monthly over the following 24-month period.

On June 11, 2013, the Company granted a five-year option to purchase 30,770 shares of Common Stock exercisable at $2.625 per share to a consultant for legal services. The stock options shall vest pro rata monthly over the following 24-month period.

On June 19, 2013, the Company granted two five-year options to purchase an aggregate of 46,154 shares of Common Stock exercisable at $2.47 per share to two employees of the Company. The options shall vest as follows: 33% the first anniversary hereof; 33% on the second anniversary and 34% on the third anniversary.

On July 25, 2013, the Company granted four five-year options to purchase an aggregate of 134,614 shares of Common Stock to four consultants who are employees of IP Nav. Such options shall vest 33% on the first year anniversary, 33% on the second year anniversary and 34% on the third year anniversary. The exercise price was based on the $3.425 closing price of the Company’s Common Stock on the date of grant. These options were forfeited in accordance with the termination of consultant relationships.

On August 19, 2013, the Company granted two five-year options to purchase an aggregate of 607,692 shares of Common Stock to two consultants who are employees of IP Nav. Such options shall vest 33% on the first year anniversary, 33% on the second year anniversary and 34% on the third year anniversary. The exercise price was based on the $2.925 closing price of the Company’s Common Stock on the date of grant. These options were forfeited in accordance with the termination of consultant relationships.

On November 11, 2013, we entered into a three-year consulting agreement with Kairix Analytics, Ltd.  (“Kairix”) (the “Kairix Agreement”), pursuant to which we agreed to grant to Kairix an option to purchase 600,000 shares of the Company’s Common Stock at an exercise price of $2.85 per share, reflecting the closing price of the Company’s Common Stock on the date of grant.  The option has a term of five (5) years and vests 33% on each of the first and second anniversaries and 34% on the third anniversary of the Kairix Agreement.  The Company has valued the option at $984,447 using the Black-Scholes option pricing model with the following assumptions:  an expected life of two and one-half years; volatility of 100% and a risk-free interest rate of 0.65%.  In addition, Kairix will be entitled to receive either 2% or 5% of the net revenue derived from the enforcement of patents by either the Company or its subsidiaries and resulting from work performed by Kairix on behalf of the Company, with the percentage applied to be based on the contribution made to the generation of the revenue by Kairix, as further described in the Kairix Agreement.  Mr. Craig Nard, one of the principals of Kairix, was a member of our Board of Directors at the time the Company entered into the agreement with Kairix. On June 18, 2014, the Company cancelled an option to purchase an aggregate amount of 600,000 shares of Common Stock provided to Kairix Analytics when the consulting agreement was terminated without any vesting having occurred.

On November 18, 2013, we entered into Amendment No. 1 to the Executive Employment Agreement with our Chief Executive Officer and Chairman, Doug Croxall.  As part of Amendment No. 1, we granted Mr. Croxall a ten-year stock options to purchase an aggregate of 200,000 shares of our Common Stock, with an exercise price of $2.965 per share (reflecting the closing price of our Common Stock on the date of grant) and vesting in twenty-four (24) equal installments on each monthly anniversary date of the grant.  The Company has valued the option grant at $442,692 using the Black-Scholes option pricing model with the following assumptions:  an expected life of five years; volatility of 100%; and a risk-free rate of 1.33%.

On November 18, 2013, we entered into a two-year Executive Employment Agreement with Richard Raisig (the “Raisig Agreement”), pursuant to which Mr. Raisig shall serve as our Chief Financial Officer, effective December 3, 2013.  As part of the Raisig Agreement, we agreed to issue Mr. Raisig a ten-year stock option to purchase an aggregate of 230,000 shares of Common Stock, with an exercise price of $2.95 per share, vesting in twenty-four (24) equal installments on each monthly anniversary of the date of the Raisig Agreement, provided Mr. Raisig is still employed by us on each such date.  We have valued the options at $511,036 using the Black-Scholes option pricing model with the following assumptions:  market price on the date of grant of $2.95; an expected life of five years; volatility of 101%; and a risk-free rate of 1.40%. Mr. Raisig’s employment with the Company was terminated in April 2014 and on July 18, 2014, the Company issued a total of 19,114 shares of Common Stock to Mr. Raisig pursuant to the exercise of vested stock options.

On April 15, 2014, the Company issued a new board member, Edward Kovalik, a five (5) year option to purchase an aggregate of 20,000 shares of the Company’s Common Stock with an exercise price of $3.295 per share, subject to adjustment, which shall vest in twelve (12) monthly installments commencing on the date of grant. The option was valued based on the Black-Scholes model, using the strike and market prices of $3.295 per share, life of three years, volatility of 51% based on the closing price of the 50 trading sessions immediately preceding the grant and a discount rate as published by the Federal Reserve of 0.84%.

On May 14, 2014, the Company issued existing employees, ten (10) year options to purchase an aggregate of 80,000 shares of the Company’s Common Stock with an exercise price of $4.165 per share, subject to adjustment, which shall vest in three (3) annual installments, with 33% vesting on the first anniversary of the date of grant, 33% on the second anniversary of the date of grant and 34% on the third anniversary of the date of grant. The options were valued based on the Black-Scholes model, using the strike and market prices of $4.165 per share, life of 6.5 years, volatility of 63% based on the closing price of the 50 trading sessions immediately preceding the grant and a discount rate as published by the Federal Reserve of 1.97%.

On May 14, 2014, the Company issued to consultants, five (5) year options to purchase an aggregate of 160,000 shares of the Company’s Common Stock with an exercise price of $4.165 per share, subject to adjustment, which shall vest in three (3) annual installments, with 33% vesting on the first anniversary of the date of grant, 33% on the second anniversary of the date of grant and 34% on the third anniversary of the date of grant. The options were valued based on the Black-Scholes model, using the strike and market prices of $4.165 per share, life of 3.5 years, volatility of 50% based on the closing price of the 50 trading sessions immediately preceding the grant and a discount rate as published by the Federal Reserve of 1.00%.

On May 15, 2014, the Company entered into an executive employment agreement with Francis Knuettel II (“Knuettel Agreement”) pursuant to which Mr. Knuettel would serve as the Company’s Chief Financial Officer. As part of the consideration, the Company agreed to grant Mr. Knuettel a ten (10) year stock option to purchase an aggregate of 290,000 shares of Common Stock, with a strike price of $4.165 per share, vesting in thirty-six (36) equal installments on each monthly anniversary of the date of the Knuettel Agreement. The option was valued based on the Black-Scholes model, using the strike and market prices of $4.165 per share, life of 6.5 years, volatility of 63% based on the closing price of the 50 trading sessions immediately preceding the grant and a discount rate as published by the Federal Reserve of 1.97%.

On June 15, 2014, the Company issued to a consultant a five (5) year stock option to purchase an aggregate of 40,000 shares of the Company’s Common Stock with an exercise price of $5.05 per share, subject to adjustment, which shall vest in twenty-four (24) each monthly installments on each monthly anniversary date of the grant. The options were valued based on the Black-Scholes model, using the strike and market prices of $5.05 per share, life of 3.25 years, volatility of 50% based on the closing price of the 50 trading sessions immediately preceding the grant and a discount rate as published by the Federal Reserve of 1.05%.

On August 29, 2014, the Company entered into an executive employment agreement with Daniel Gelbtuch (“Gelbtuch Agreement”) pursuant to which Mr. Gelbtuch would serve as the Company’s Chief Marketing Officer. As part of the consideration, the Company agreed to grant Mr. Gelbtuch ten (10) year stock options to purchase an aggregate of 290,000 shares of Common Stock, with a strike price of $5.62 per share, vesting in thirty-six (36) equal installments on each monthly anniversary of the date of the Gelbtuch Agreement. Mr. Gelbtuch’s employment with the Company was terminated as of January 20, 2015 and the vested shares at that time remain available for Mr. Gelbtuch to exercise.  The option was valued based on the Black-Scholes model, using the strike and market prices of $5.62 per share, life of 6.5 years, volatility of 62% based on the average volatility of comparable companies over the prior 10-year period and a discount rate as published by the Federal Reserve of 1.95%.

On September 16, 2014, the Company issued its independent board members five (5) year options to purchase an aggregate of 60,000 shares of the Company’s Common Stock with an exercise price of $7.445 per share, subject to adjustment, which shall vest monthly over twelve (12) months commencing on the date of grant. The options were valued based on the Black-Scholes model, using the strike and market prices of $7.445 per share, life of three years, volatility of 49% based on the average volatility of comparable companies over the prior 5-year period and a discount rate as published by the Federal Reserve of 1.04%.

On October 31, 2014, the Company entered into an executive employment agreement with Enrique Sanchez (“Sanchez Agreement”) pursuant to which Mr. Sanchez would serve as the Company’s Senior Vice President of Licensing. As part of the consideration, the Company agreed to grant Mr. Sanchez ten (10) year stock options to purchase an aggregate of 160,000 shares of Common Stock, with a strike price of $6.40 per share, vesting in thirty-six (36) equal installments on each monthly anniversary of the date of the Sanchez Agreement. The options were valued based on the Black-Scholes model, using the strike and market prices of $6.40 per share, an expected term of 5.75 years, volatility of 53% based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve of 1.78%.

On October 31, 2014, the Company entered into an executive employment agreement with Umesh Jani (“Jani Agreement”) pursuant to which Mr. Jani would serve as the Company’s Chief Technology Officer and SVP of Licensing. As part of the consideration, the Company agreed to grant Mr. Jani ten (10) year stock options to purchase an aggregate of 100,000 shares of Common Stock, with a strike price of $6.40 per share, vesting in thirty-six (36) equal installments on each monthly anniversary of the date of the Jani Agreement. The options were valued based on the Black-Scholes model, using the strike and market prices of $6.40 per share, an expected term of 5.75 years, volatility of 53% based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve of 1.78%.

On October 31, 2014, the Company issued existing employees, ten (10) year options to purchase an aggregate of 680,000 shares of the Company’s Common Stock with an exercise price of $6.40 per share, subject to adjustment, which shall vest in twenty-four (24) equal installments on each monthly anniversary. The options were valued based on the Black-Scholes model, using the strike and market prices of $6.40 per share, an expected term of 5.75 years, volatility of 53% based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve of 1.78%.

On October 31, 2014, the Company issued to a consultant, a five (5) year options to purchase an aggregate of 30,000 shares of the Company’s Common Stock with an exercise price of $6.40 per share, subject to adjustment, which shall vest in twenty-four (24) equal installments on each monthly anniversary of the grant. The options were valued based on the Black-Scholes model, using the strike and market prices of $6.40 per share, an expected term of 3.25years, volatility of 49% based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve of 1.03%.

At December 31, 2014, there was a total of $8,328,409 of unrecognized compensation expense related to non-vested option-based compensation arrangements entered into during the year.

A summary of the stock options as of December 31, 2014 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
Balance at December 31, 2013	2,676,152	$2.92	5.21
Granted	1,910,000	$5.63	-
Cancelled	1,299,999	$2.96	-
Forfeited	241,741	$2.86	-
Exercised	26,722	$2.84	-
Balance at December 31, 2014	3,017,690	$4.64	7.77

Options Exercisable at December 31, 2014	991,341
Options expected to vest	2,026,349
Weighted average fair value of options granted during the period		$2.87

Stock options outstanding at December 31, 2014 as disclosed in the above table have $11,421,321 in intrinsic value at the end of the period.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Office Lease

In October 2013, the Company entered into a net-lease for its current office space in Los Angeles, California.  The lease commenced on May 1, 2014 and runs for seven years through April 30, 2021, with monthly lease payment escalating each year of the lease.  In addition, to paying a deposit of $7,564 and the monthly base lease cost, the Company is required to pay its pro rata share of operating expenses, and real estate taxes.  Under the terms of the lease, the Company will not be required to pay rent for the first five months but must remain in compliance with the terms of the lease to continue to maintain that benefit.  In addition, the Company has a one-time option to terminate the lease in the 42nd month of the lease.  Minimum future lease payments under this lease at December 31, 2014, net of the rent abatement, for the next five years are as follows:

2015	$55,516
2016	68,244
2017	71,288
2018	74,540
2019	77,872
Thereafter	108,840
Total	$456,300

The leases for the properties maintained in Alexandria, VA and Longview, TX are month-to-month and can be cancelled with thirty days notice.

 NOTE 8 - INCOME TAXES

The Company accounts for income taxes under ASC Topic 740: Income Taxes, which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry-forwards.  ASC Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

 The following table presents the current and deferred provision (benefit) for income taxes for the years ended December 31, 2014:

	2014	2013
Current:
Federal	$-	$-
State	-	-
Foreign	-	-
	$-	$-
Deferred:
Federal	$(3,942,754)	$-
State	(824,804)	-
Foreign	(184,751)	-
	(4,952,309)	-
	$(4,952,309)	$-

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate for the years ended December 31, 2014 and 2013.

	December 31, 2014	December 31, 2013
Tax benefit computed at "expected" statutory rate	$(2,742,728)	$(1,173,114)
State income taxes, net of benefit	(48,135)	(79,110)
Permanent differences
Deemed Dividend	432,307	-
Stock based compensation and consulting	581,216	381,620
Other permanent differences	2,535	(50,892)
Timing differences
Amortization of patents and other	-	304,435
Change in valuation allowance	(3,177,504)	617,061
Net income tax benefit	$4,952,309	$-

The table below summarizes the differences between the Companies’ effective tax rate and the statutory federal rate as follows for the years ended December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013

Computed "expected" tax expense (benefit)	(34.00)%	(34.00)%
State income taxes	(0.60)%	(5.0)%
Permanent differences	12.60%	14.0%
Timing differences	-%	13.0%
Change in valuation allowance	(39.39)%	12.0%

Effective tax rate	(61.39)%	0.0%

The Company has a deferred tax asset, which is summarized as follows at:

Deferred tax assets:	December 31, 2014	December 31, 2013
Total deferred tax assets	$4,952,309	$1,095,797
Less: valuation allowance	-	(1.095,797)
Net deferred tax asset	$4,952,309	$-

The Company does not have any taxable income in carryback years in which NOLs can be carried back to.  At December 31, 2014, the Company did not have any taxable temporary differences that will reverse and generate taxable income and was still in a cumulative loss position.  Based on all the available information, including tax planning strategies and future forecast, the Company believes that it is more likely than not that the net deferred tax assets will be realized; therefore, valuation allowance is not needed.

As of December 31, 2014, the Company had net operating loss (“NOL”) carry-forwards for federal and state purposes of approximately $5.7 million and $5.4 million, respectively, which will begin to expire in 2032. The utilization of NOL and credit carry-forwards may be limited under the provisions of the Internal Revenue Code (“IRC”) Section 382 and similar state provisions. IRC Section 382 generally imposes an annual limitation on the amount of NOL carry-forwards that may be used to offset taxable income where a corporation has undergone significant changes in stock ownership. The Company has not analyzed whether an ownership change has taken place that could limit the utilization of NOL.  An analysis may be required at the time the Company begins utilizing any of its net operating losses to determine if there is an IRC Section 382 limitation.

As of December 31, 2014 and 2013, the Company does not increase or decrease liability for unrecognized tax benefit.  As of December 31, 2014 and 2013 the Company did not increase or decrease penalties or interest in connection with liability for unrecognized tax benefit. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company files U.S. and state income tax returns with varying statutes of limitations. The 2011 through 2014 tax years generally remain subject to examination by federal and state tax authorities.

The Company has not recognized a deferred tax liability on foreign earnings that it has declared as indefinitely reinvested. This amount may become taxable upon repatriation of assets from the subsidiaries or a sale or liquidation of the subsidiaries.  The amount of earnings designated as indefinitely reinvested offshore is based upon our expectations of the future cash needs of the Company's foreign entities.

NOTE 9 – SUBSEQUENT EVENTS

On January 20, 2015, Daniel Gelbtuch and the Company, mutually agreed that Mr. Gelbtuch would cease to serve, effective immediately, as the Company's Chief Marketing Officer.  The Company and Mr. Gelbtuch are working on details regarding an ongoing consulting position for Mr. Gelbtuch.

On January 29, 2015, the Company and certain of its subsidiaries (each a “Subsidiary” and collectively with the Issuer, the “Company”) entered into a series of Agreements including a Securities Purchase Agreement (the “Purchase Agreement”) and a Subscription Agreement with DBD Credit Funding, LLC (“DBD”), an affiliate of Fortress Credit Corp., under which the Issuer sold to the purchasers: (i) $15,000,000 original principal amount of Senior Secured Notes (the “Notes”), (ii) a right to receive a portion of certain proceeds from monetization net revenues received by the Company (after receipt by the Company of $15,000,000 of monetization net revenues and repayment of the Notes),  (the “Revenue Stream”), (iii) a five-year warrant (the “Warrant”) to purchase 100,000 shares of the Issuer’s Common Stock exercisable at $7.44 per share, subject to adjustment (the “Warrant Shares”); and (iv) 134,409 shares of the Issuer’s Common Stock (the “Shares”).  Under the Purchase Agreement, the Company has the right to require the purchasers to purchase an additional $5,000,000 of Notes (which will increase proportionately the Revenue Stream), subject to the achievement of certain milestones, and further contemplates that Fortress Credit Corp. may, but is not obligated to, fund up to an additional $30,000,000, on equivalent economic terms.   The Company may use the proceeds to finance the monetization of its existing assets, provide further expansion capital for new acquisitions, to repay existing debt (including without limitation, the Company's 11% convertible notes issued October 9, 2013 (the “October Notes”) and for general working capital and corporate purposes.

On February 6, 2015, Mr. John Stetson tendered his resignation from his positions as Secretary, Executive Vice President and a member of the Board of Directors from Marathon Patent Group, Inc. (the “Company”), effective February 6, 2015. The resignation is not in connection with any known disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On March 3, 2015, Mr. Stuart Smith tendered his resignation as a member of the Board of Directors the Company, effective immediately. The resignation is not in connection with any known disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On March 6, 2015, the Board appointed Mr. Richard S. Chernicoff to fill the vacancy created by the resignation of Mr. Smith. The Board has determined that Mr. Chernicoff qualifies as an independent director under the rules of the NASDAQ Stock Market LLC. Mr. Chernicoff will serve as a member of the Compensation Committee and as Chair of the Nominating and Corporate Governance Committee.

        On March 13, 2015, the company entered into a settlement and release agreement with Jeff Feinberg related to the termination of the Feinberg Agreement on September 9, 2014.

On March 18, 2015, the Board appointed Mr. Dirk Tyler to fill the vacancy on the Board.  The Board has determined that Mr. Tyler qualifies as an independent director under the rules of the NASDAQ Stock Market LLC. Mr. Tyler will serve as the Chair of the Compensation Committee and as a member of the Audit Committee and the Nominating and Corporate Governance Committee.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2014, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to our limited internal audit function, our Disclosure Controls were not effective as of December 31, 2014, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the President and Treasurer, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework in the 2013 COSO framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2014, management identified material weaknesses related to (i) our internal audit functions and (ii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of December 31, 2014.

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

We believe that the foregoing steps will remediate the material weakness identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate. Due to the nature of this material weakness in our internal control over financial reporting, there is more than a remote likelihood that misstatements which could be material to our annual or interim financial statements could occur that would not be prevented or detected.

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

Changes in Internal Control over Financial Reporting.

During the year ended December 31, 2014, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

 The following table presents information with respect to our officers, directors and significant employees as of the date of this Report:

Name and Address	Age	Date First Elected or Appointed	Position(s)
Doug Croxall	46	November 14, 2012	Chief Executive Officer and Chairman
Francis Knuettel II	48	May 15, 2014	Chief Financial Officer
James Crawford	40	March 1, 2013	Chief Operating Officer
Richard S. Chernicoff	49	March 6, 2015	Director
Edward Kovalik	40	April 15, 2014	Director
William Rosellini	35	March 8, 2013	Director
Dirk Tyler	57	March 18, 2015	Director

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

Doug Croxall - Chief Executive Officer and Chairman

Mr. Croxall, 46, has served as the Chief Executive Officer and Founder of LVL Patent Group LLC, a privately owned patent licensing company since 2009.  From 2003 to 2008, Mr. Croxall served as the Chief Executive Officer and Chairman of FirePond, a software company that licensed configuration pricing and quotation software to Fortune 1000 companies. Mr. Croxall earned a Bachelor of Arts degree in Political Science from Purdue University in 1991 and a Master of Business Administration from Pepperdine University in 1995.  Mr. Croxall was chosen as a director of the Company based on his knowledge of and relationships in the patent acquisition and monetization business.

Francis Knuettel II - Chief Financial Officer

Mr. Knuettel, 48, was Managing Director and CFO for Greyhound IP LLC, an investor in patent litigation expenses for patents enforced by small firms and individual inventors prior to joining the Company.  Since 2007, Mr. Knuettel has been the Managing Member of Camden Capital LLC, which is focused on the monetization of patents Mr. Knuettel acquired in 2007. From 2007 through 2013, Mr. Knuettel served as the Chief Financial Officer of IP Commerce, Inc.   From 2005 through 2007, Mr. Knuettel served as the CFO of InfoSearch Media, Inc., a publicly traded company.  From 2000 through 2004, Mr. Knuettel was at Internet Machines Corporation, a fables semiconductor company located in Los Angeles, where he served on the Board of Directors and held several positions, including Chief Executive Officer and Chief Financial Officer.  Mr. Knuettel was a member of the Board of Directors and Chairman of the Audit Committee for Firepond, Inc., a publicly traded producer of CPQ software systems. Mr. Knuettel received his BA with honors in Economics from Tufts University and holds an MBA in Finance and Entrepreneurial Management from The Wharton School at the University of Pennsylvania.

James Crawford - Chief Operating Officer

Mr. Crawford, 40, was a founding member of Kino Interactive, LLC, and of AudioEye, Inc. Mr. Crawford’s experience as an entrepreneur spans the entire life cycle of companies from start-up capital to compliance officer and director of reporting public companies. Prior to his involvement as Chief Operating Officer of Marathon, Mr. Crawford served as a director and officer of Augme Technologies, Inc. beginning March 2006, and assisted the company in maneuvering through the initial challenges of acquisitions executed by the company through 2011 that established the company as a leading mobile marketing company in the United States. Mr. Crawford is experienced in public company finance and compliance functions. He has extensive experience in the area of intellectual property creation, management and licensing. Mr. Crawford also served on the board of directors Modavox® and Augme Technologies, and as founder and managing member of Kino Digital, Kino Communications, and Kino Interactive.

Richard S. Chernicoff – Director

Richard Chernicoff, 49, has served as a director of Unwired Planet, Inc. since March 2014. Prior to joining the board of directors of Unwired Planet, Inc., Mr. Chernicoff was President of Tessera Intellectual Property Corp. from July 2011 to January 2013. Mr. Chernicoff was President of Unity Semiconductor Corp. from December 2009 to July 2011. Prior to that, Mr. Chernicoff was with San Disk from 2003 to 2009 where as Senior Vice President, Business Development, Mr. Chernicoff was responsible for mergers and acquisitions and intellectual property matters. Previously, Mr. Chernicoff was a mergers and acquisitions partner in the Los Angeles office of Brobeck, Phleger & Harrison LLP from 2001 to 2003, and Mr. Chernicoff was a corporate lawyer in the Los Angeles office of Skadden, Arps, Slate, Meagher & Flom LLP from 1995 to 2000. Prior to that, Mr. Chernicoff was a member of the staff of the United States Securities and Exchange Commission in Washington DC from 1993 to 1995. Mr. Chernicoff began his career as a certified public accountant with Ernst & Young. Mr. Chernicoff has a B.S. in Business Administration from California State University Northridge and received a J.D. from St. John’s University School of Law. The Board believes Mr. Chernicoff’s qualifications to sit on the Board include his significant experience with mergers and acquisitions, intellectual property (acquisition, licensing and litigation) and leadership of business organizations.

Edward Kovalik – Director

Edward Kovalik, 40, is the Chief Executive Officer and Managing Partner of KLR Group, which he co-founded in the spring of 2012. KLR Group is an investment bank specializing in the Energy sector. Ed manages the firm and focuses on structuring customized financing solutions for the firm’s clients. He has over 16 years of experience in the financial services industry. Prior to founding KLR, Ed was Head of Capital Markets at Rodman & Renshaw, and headed Rodman’s Energy Investment Banking team. Prior to Rodman, from 1999 to 2002, Ed was a Vice President at Ladenburg Thalmann & Co, where he focused on private placement transactions for public companies. Ed serves as a director on the board of River Bend Oil and Gas.

William Rosellini - Director

William Rosellini, 34, is Founder and Chairman of Microtransponder Inc. and Rosellini Scientific, LLC. Dr. Rosellini previously served as the founding CEO of Microtransponder from 2006 to 2012 and Lexington Technology Group in 2012. During his tenures as CEO he has raised nearly $30M in venture funding and $10M in NIH grants. Dr. Rosellini has been named a MTBC Tech Titan and a GSEA Entrepreneur of the Year and has testified to Congress on the importance of non-dilutive funding for inventors and researchers. Dr. Rosellini holds a BA in economics from the University of Dallas, a JD from Hofstra Law, an MBA and MS of Accounting from the University of Texas, a MS of Computational Biology from Rutgers, a MS of Regulatory Science from USC and a MS of Neuroscience from University of Texas. Previously, Dr. Rosellini was a right-handed pitcher who played in Arizona Diamondbacks system. The Board has determined that Dr. Rosellini’s medical technology expertise and industry knowledge and experience will make him a valuable member of the Board.

Dirk Tyler - Director

Dirk Tyler, Age 57, has a background in private equity, venture capital and mergers & acquisitions. He has been serving as a Managing Director of Vulano Group, a leading technology and intellectual property development company since 2007. Prior to Vulano Group, he founded M2P Capital, LLC, a Denver based private equity firm, where he has served as partner since 2002. Prior to forming M2P Capital, he was a partner in Taleria Ventures, a venture firm engaged in early stage investing and start-up management. In 1988, he founded BACE Industries; a company that executed buy and build strategies in the manufacturing, distribution, business services, and technology industries.  In addition, he serves as a director and adviser to numerous private companies and is a director of The American Institute for Avalanche Research and Education, Colorado Outward Bound School and The American Mountain Guides Association. He graduated from the Colorado College in 1980 with a BA degree. The Board believes Mr. Tyler’s qualifications to sit on the Board include his significant experience with mergers and acquisitions, intellectual property (acquisition, licensing and litigation) and leadership of business organizations.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officers and  principal financial officer, principal accounting officer or controller, or persons performing similar functions and also to other employees.   Our Code of Business Conduct and Ethics can be found on the Company’s website at www.marathonpg.com.

Family Relationships

There are no family relationships between any of our directors, executive officers or directors.

Involvement in Certain Legal Proceedings

During the past ten years, none of our officers, directors, promoters or control persons have been involved in any legal proceedings as described in Item 401(f) of Regulation S-K.

Term of Office

The Company instituted a staggered Board at the annual stockholders meeting held on September 16, 2014, whereat individual Members of the Board of Directors were elected into specific classes defining the termination of their terms.  As such, Mr. Kovalik serves until the 2015 annual meeting of stockholders, Mr. Rosellini serves until the 2016 annual meeting of stockholders and Mr. Croxall serves until the 2017 annual meeting of stockholders.  Mr. Chernicoff, who replaced Mr. Smith on the Board, serves until the 2016 annual meeting of stockholders. Mr. Tyler, who replaced Mr. Stetson on the Board, serves until the 2015 annual meeting of stockholders.

Director Independence

Mr. Richard S. Chericoff, Mr. Dirk Tyler, Mr. Edward Kovalik and Dr. William Rosellini are "independent" directors based on the definition of independence in the listing standards of the NASDAQ Stock Market LLC (“NASDAQ”).

Committees of the Board of Directors

The Audit Committee members are Mr. Edward Kovalik, Mr. William Rosellini and Mr. Dirk Tyler. The Audit Committee has authority to review our financial records, deal with our independent auditors, recommend to the Board policies with respect to financial reporting, and investigate all aspects of the our business. All members of the Audit Committee currently satisfy the independence requirements and other established criteria of NASDAQ.

The Compensation Committee oversees our executive compensation and recommends various incentives for key employees to encourage and reward increased corporate financial performance, productivity and innovation. Its members are Mr. Edward Kovalik, Mr. Mr. Richard Chernicoff, Mr. William Rosellini and Mr. Dirk Tyler. All members of the Compensation Committee currently satisfy the independence requirements and other established criteria of NASDAQ.

The Nominating and Corporate Governance Committee identifies and nominates candidates for membership on the Board, oversees Board committees advises the Board on corporate governance matters and ay related matters required by the federal securities laws.  Its members are Mr. Edward Kovalik, Mr. Mr. Richard Chernicoff, Mr. William Rosellini and Mr. Dirk Tyler. All members of the Compensation Committee currently satisfy the independence requirements and other established criteria of NASDAQ.

Charters for all three committees are available on our website at www.marathonpg.com.

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

Our Board of Directors is primarily responsible for overseeing our risk management processes.  The Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding the Company’s assessment of risks. The Board of Directors focuses on the most significant risks facing the Company and our general risk management strategy, and also ensures that risks undertaken by us are consistent with the Board of Directors’ risk parameters. While the Board of Directors oversees the Company, our management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing the Company and that our board leadership structure supports this approach.

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

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2013, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis, except as follows:

●	Erich Spangenberg is late in filing a Form 4 to report 1 transaction,
●	James Crawford is late in filing a Form 3 and a Form 4 to report 1 transaction.

ITEM 11.  EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2014 and 2013 awarded to, earned by or paid to our executive officers. The value attributable to any Option Awards and Stock Awards reflects the grant date fair values of stock awards calculated in accordance with FASB Accounting Standards Codification Topic 718. As described further in Note 6 – Stockholders’ Equity - Common Stock Options to our consolidated year-end financial statements, the assumptions made in the valuation of these option awards and stock awards is set forth.

Name and Principal Position	Year	Salary	Bonus Awards	Stock Awards	Option Awards	Non-Equity Plan Compensation	Nonqualified Deferred Earnings	All Other Compensation	Total

		($)	($)	($)	($)	($)	($)	($)	($)
Doug Croxall	2014	480,000	180,000	-	958,298	-	-	-	1,618,298
CEO and Chairman	2013	363,333	350,000	-	902,692	-	-	-	1,616,025
Francis Knuettel II	2014	154,376	93,750	-	1,051,847	-	-	-	1,299,973
CFO (1)	2013	-	-	-	-	-	-	-	-
James Crawford	2014	185,002	61,975	-	331,313	-	-	-	578,290
COO	2013	221,408	-	-	366,677	-	-	-	588,085
John Stetson (2)	2014	100,000	37,500	-	463,177	-	-	-	600,677
EVP, Secretary and Former CFO	2013	79,583	-	405,000	284,750	-	-	-	769,333
Umesh Jani (3)	2014	37,500	-	-	453,445	-	-	-	490,945
CTO, SVP Licensing	2013	-	-	-	-	-	-	-	-
Enrique Sanchez (4)	2014	35,833	28,500	-	572,649	-	-	-	636,982
SVP, Licensing	2013	-	-	-	-	-	-	-	-
Nathaniel Bradley (5)	2014	-	-	-	-	-	-	-	-
Former CTO	2013	148,125	-	-	517,200	-	-	-	665,325
Richard Raisig (6)	2014	89,747	-	-	-	-	-	-	89,747
Former CFO	2013	19,791	-	-	511,036	-	-	-	530,827
Daniel Gelbtuch (7)	2014	63,599	-	-	976,599	-	-	-	1,040,198
Former CMO	2013	-	-	-	-	-	-	-	-

(1) Francis Knuettel II was appointed as Chief Financial Officer on May 15, 2014.

(2) John Stetson was appointed as President, Chief Operating Officer and a director on June 26, 2012. On November 14, 2012, John Stetson resigned as the Company’s President and Chief Operating Officer and was re-appointed as the Chief Financial Officer and Secretary on January 28, 2013. Mr. Stetson ceased to serve as Chief Financial Officer, effective December 3, 2013 when we appointed Mr. Richard Raisig as our Chief Financial Officer, effective December 3, 2013. Mr. Stetson served as interim Chief Financial Officer from April 25, 2014 through May 15, 2014 and remained an Executive Vice President and Secretary through his resignation on February 6, 2014.

(3) Umesh Jani was appointed as the Chief Technology Officer and SVP of Licensing of the Company on October 31, 2014.
(4) Enrique Sanchez was appointed as the Senior Vice President of Licensing of the Company on October 31, 2014.
(5) Nathaniel Bradley served as the Company’s Chief Technology Officer and President of IP Services from March 1, 2013 to June 19, 2013.
(6) Richard Raisig was appointed as Chief Financial Officer on December 3, 2013 and resigned on April 25, 2014.
(7) Daniel Gelbtuch was appointed as the Chief Marketing Officer on September 9, 2014 and he ceased to serve effective January 20, 2015.

Employment Agreements

On November 14, 2012, we entered into an employment agreement with Doug Croxall (the “Croxall Employment Agreement”), whereby Mr. Croxall agreed to serve as our Chief Executive Officer for a period of two years, subject to renewal, in consideration for an annual salary of $350,000 and an Indemnification Agreement. Additionally, under the terms of the Croxall Employment Agreement, Mr. Croxall shall be eligible for an annual bonus if we meet certain criteria, as established by the Board of Directors, subject to standard “claw-back rights” in the event of any restatement of any prior period earnings or other results as from which any annual bonus shall have been determined.  As further consideration for his services, Mr. Croxall received a ten-year option award to purchase an aggregate of 307,692 shares of our common stock with an exercise price of $3.25 per share, which shall vest in twenty-four (24) equal monthly installments on each monthly anniversary of the date of the Croxall Employment Agreement. On November 18, 2013, we entered into Amendment No. 1 to the Croxall Employment Agreement (“Amendment”). Pursuant to the Amendment, the term of the Croxall Agreement shall be extended to November 14, 2017 and (ii) Mr. Croxall’s annual base salary shall be increased to $480,000, subject to a 3% increase every year, commencing on November 14, 2014.

On January 28, 2013, we entered into an employment agreement with John Stetson, our Chief Financial Officer and Secretary (the “Stetson Employment Agreement”) whereby Mr. Stetson agreed to serve as our Chief Financial Officer for a period of one year, subject to renewal, in consideration for an annual salary of $75,000.  Additionally, Mr. Stetson shall be eligible for an annual bonus if we meet certain criteria, as established by the Board of Directors, subject to standard “claw-back rights” in the event of any restatement of any prior period earnings or other results as from which any annual bonus shall have been determined.  As further consideration for his services, Mr. Stetson received a ten-year option award to purchase an aggregate of 76,923 shares of our common stock with an exercise price of $3.25 per share, which shall vest in three (3) equal annual installments on the beginning on the first annual anniversary of the date of the Stetson Employment Agreement, provided Mr. Stetson is still employed by us. In the event of Mr. Stetson’s termination prior to the expiration of his employment term under his employment agreement, unless he is terminated for Cause (as defined in the Stetson Employment Agreement), or in the event Mr. Stetson resigns without Good Reason (as defined in the Stetson Employment Agreement), we shall pay to him a lump sum in an amount equal to the sum of his (i) base salary for the prior 12 months plus (ii) his annual bonus amount during the prior 12 months.

On March 1, 2013, Mr. James Crawford was appointed as our Chief Operating Officer. Pursuant to the Employment Agreement with Mr. Crawford dated March 1, 2013 (“Crawford Employment Agreement”). Mr. Crawford shall serve as our Chief Operating Officer for two (2) years. The Crawford Employment Agreement shall be automatically renewed for successive one (1) year periods thereafter. Mr. Crawford shall be entitled to a base salary at an annual rate of $185,000, with such upward adjustments as shall be determined by the Board in its sole discretion. Mr. Crawford shall also be entitled to an annual bonus if we meet or exceed criteria adopted by the Compensation Committee of the Board for earning bonuses. Mr. Crawford shall be awarded five-year stock options to purchase an aggregate of 76,923 shares of our common stock, with a strike price based on the closing price of our common stock on March 1, 2013, vesting in twenty-four (24) equal installments on each monthly anniversary of March 1, 2013, provided Mr. Crawford is still employed by us on each such date.

On March 1, 2013, Mr. Nathaniel Bradley was appointed as our Chief Technology Officer and President of IP Services. Pursuant to the Employment Agreement between the Company and Mr. Bradley dated March 1, 2013 (“Bradley Employment Agreement”), Mr. Bradley shall serve as the Company’s Chief Technology Officer and President of IP Services for two (2) years. The Bradley Employment Agreement shall be automatically renewed for successive one (1) year periods thereafter. Mr. Bradley shall be entitled to a base salary at an annual rate of $195,000, with such upward adjustments as shall be determined by the Board in its sole discretion. Mr. Bradley shall also be entitled to an annual bonus if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board for earning bonuses. Mr. Bradley shall be awarded five-year stock options to purchase an aggregate of 153,846 shares of the Company’s common stock, with a strike price based on the closing price of the Company’s common stock on March 1, 2013, vesting in twenty-four (24) equal installments on each monthly anniversary of March 1, 2013, provided Mr. Bradley is still employed by the Company on each such date. On June 19, 2013, our Board accepted the resignation of Mr. Bradley from his position of Chief Technology Officer and President of IP Services. In connection with his resignation, Mr. Bradley entered into a Separation and Release Agreement with the Company (“Separation and Release Agreement”), pursuant to which, Mr. Bradley is entitled to a severance payment of $16,250 and 250,000 options previously granted to him under his employment agreement, which - vested but were subsequently forfeited.  Pursuant to the Separation and Release Agreement, Mr. Bradley also agreed to provide periodic consultation to the Company as requested at an agreed upon hourly rate of $75.00.

On November 18, 2013, we entered into a two-year Executive Employment Agreement with Richard Raisig (“Raisig Employment Agreement”), pursuant to which Mr. Raisig shall serve as our Chief Financial Officer, effective December 3, 2013. Pursuant to the terms of the Raisig Agreement, Mr. Raisig shall receive a base salary at an annual rate of $250,000.00 and an annual bonus up to 100% of Mr. Raisig’s base salary as determined by the Compensation Committee of the Board. As further consideration for Mr. Raisig’s services, we agreed to issue Mr. Raisig ten-year stock options to purchase an aggregate of 230,000 shares of common stock, with a strike price of $2.85 per share, vesting in twenty-four (24) equal installments on each monthly anniversary of the date of the Raisig Agreement, provided Mr. Raisig is still employed by us on each such date.  On April 25, 2014, our Board accepted Mr. Raisig’s resignation from his position of Chief Financial Officer.

On May 15, 2014, we entered into a three-year Executive Employment Agreement with Francis Knuettel II (“Knuettel Employment Agreement”), pursuant to which Mr. Knuettel will serve as the Chief Financial Officer of the Company, effective May 15, 2014. Pursuant to the terms of the Agreement, Mr. Knuettel shall receive a base salary at an annual rate of $250,000.00 and an annual bonus up to 75% of Mr. Knuettel’s base salary as determined by the Compensation Committee of the Board. As further consideration for Mr. Knuettel’s services, the Company agreed to issue Mr. Knuettel ten-year stock options to purchase an aggregate of 290,000 shares of Common Stock, with a strike price of $4.165 per share, vesting in thirty-six (36) equal installments on each monthly anniversary of the date of the Agreement, provided Mr. Knuettel is still employed by the Company on each such date.

On September 9, 2014, we entered into a three-year executive employment agreement (“Gelbtuch Employment Agreement”) with Daniel Gelbtuch pursuant to which Mr. Gelbtuch shall serve as the Company's Chief Marketing Officer. Pursuant to the terms of the Employment Agreement, Mr. Gelbtuch shall receive a base salary at an annual rate of $230,000.00 and an additional $2,000.00 monthly remote operating expense. Mr. Gelbtuch shall be entitled to incentive compensation up to 80% of Mr. Gelbtuch’s base salary as determined by the Compensation Committee of the Company. As further consideration for Mr. Gelbtuch’s services, the Company agreed to issue Mr. Gelbtuch ten year stock options outside of the Company’s 2012 Equity Incentive Plan to purchase an aggregate of 290,000 shares of common stock, with an exercise price of $5.62 per share, which was the closing price on the day the Board of Directors approved such grant. The options shall vest in thirty-six (36) equal installments on each monthly anniversary of the date of the Employment Agreement, provided Mr. Gelbtuch is still employed by the Company on each such date. On January 20, 2015, Mr. Gelbtuch and the Company mutually agreed that Mr. Gelbtuch would cease to serve, effective immediately, as the Company's Chief Marketing Officer.  The Company and Mr. Gelbtuch are working on details regarding an ongoing consulting position for Mr. Gelbtuch.

On October 31, 2014, we entered into a two-year executive employment agreement (“Jani Employment Agreement”) with Umesh Jani pursuant to which Mr. Jani shall serve as the Company's Chief Technology Officer and SVP Licensing. Pursuant to the terms of the Jani Employment Agreement, Mr. Jani shall receive a base salary at an annual rate of $225,000.00 and an annual incentive compensation of up to 100% of the base salary, as determined by the Compensation Committee. As further consideration for Mr. Jani’s services, the Company agreed to issue him ten-year stock options under the Company’s 2014 Equity Incentive Plan, subject to shareholder approval, to purchase an aggregate of 100,000 shares of common stock, with an exercise price of $6.40 per share. The options shall vest in thirty-six (36) equal installments on each monthly anniversary of the date of the Jani Employment Agreement, provided Mr. Jani is still employed by the Company on each such date.

On November 3, 2014, we entered into a two-year executive employment agreement (“Sanchez Employment Agreement”) with Rick Sanchez, effective October 31, 2014, pursuant to which Mr. Sanchez shall serve as the Company's Senior Vice President of Licensing. Pursuant to the terms of the Sanchez Employment Agreement, Mr. Sanchez shall receive a base salary at an annual rate of $215,000.00 and an annual incentive compensation of up to 100% of the base salary, as determined by the Compensation Committee. As further consideration for Mr. Sanchez’s services, the Company agreed to issue him ten-year stock options under the Company’s 2014 Equity Incentive Plan, subject to shareholder approval, to purchase an aggregate of 160,000 shares of common stock, with an exercise price of $6.40 per share. The options shall vest in thirty-six (36) equal installments on each monthly anniversary of the date of the Sanchez Employment Agreement, provided Mr. Sanchez is still employed by the Company on each such date.

Directors’ Compensation

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2014 and 2013 awarded to, earned by or paid to our directors. The value attributable to any Warrant Awards reflects the grant date fair values of stock awards calculated in accordance with FASB Accounting Standards Codification Topic 718. As described further in Note 6 – Stockholders’ Equity (Deficit) – Common Stock Warrants to our consolidated year-end financial statements, a discussion of the assumptions made in the valuation of these warrant awards.

	Fees Earned or paid in cash	Stock awards	Option awards	Non-equity incentive plan compensation	Non-qualified deferred compensation earnings	All other compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Stuart Smith (1)
2014	-	45,995	50,026	-	-	-	96,021
2013	-	101,250	-	-	-	-	101,250
Edward Kovalik
2014	-	45,995	73,076	-	-	-	119,071
2013	-	-	-	-	-	-	-
William Rosellini
2014	14,875	-	50,026	-	-	-	64,901
2013	-	-	-	-	-	62,683	62,683
Craig Nard (2)
2014	-	-	-	-	-	-	-
2013	-	-	-	-	-	62,863	62,863

(1) Stuart Smith resigned from his position as Director on March 3, 2015.

(2) Craig Nard resigned from his position as Director on April 15, 2014.

Grants of Plan Based Awards and Outstanding Equity Awards at Fiscal Year-End

On August 1, 2012, our board of directors and stockholders adopted the 2012 Equity Incentive Plan, pursuant to which 1,538,462 shares of our common stock are reserved for issuance as awards to employees, directors, consultants, advisors and other service providers, after giving effect to the Reverse Split.

On September 16, 2014, our board of directors adopted the 2014 Equity Incentive Plan ("2014 Plan"). The 2014 Plan authorizes the Company to grant stock options, restricted stock, preferred stock, other stock based awards, and performance awards to purchase up to 3,000,000 shares of stock and the 2014 Plan is subject to shareholder approval on or prior to September 16, 2015. Awards may be granted to the Company’s directors, officers, consultants, advisors and employees. Unless earlier terminated by the Board, the 2014 Plan will terminate, and no further awards may be granted, after September 16, 2024.

	Option Awards					Stock awards
	Number of securities underlyng unexercised options	Number of securities underlying unexercised options	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price	Option expiration date	Number of shares of units of stock that have not vested	Market value of shares of units of stock that have not vested	Equity incentive plan awards" Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
	(#) exercisable	(#) unexercisable	(#) unexercisable	($)		(#)	($)	(#)	($)
Doug Croxall	307,692	-	-	$3.25	11/14/22	-	-	-	-
Doug Croxall	230,769	76,923	-	$2.64	06/11/18	-	-	-	-
Doug Croxall	108,333	91,667	-	$2.97	11/18/23	-	-	-	-
Doug Croxall	25,000	275,000	-	$6.40	10/31/24	-	-	-	-
John Stetson	25,385	51,538	-	$3.25	01/28/23	-	-	-	-
John Stetson	12,084	132,916	-	$6.40	10/31/24	-	-	-	-
James Crawford	57,692	19,231	-	$2.47	06/19/18	-	-	-	-
James Crawford	-	30,000	-	$4.17	05/14/24	-	-	-	-
James Crawford	6,666	73,334	-	$6.40	10/31/24	-	-	-	-
Francis Knuettel II	56,389	233,611	-	$4.17	05/05/24	-	-	-	-
Francis Knuettel II	8,333	91,667	-	$6.40	10/31/24	-	-	-	-
Umesh Jani	8,333	91,667	-	$6.40	10/31/24	-	-	-	-
Umesh Jani	-	40,000	-	$4.17	05/14/19	-	-	-	-
Umesh Jani	10,000	30,000	-	$5.05	06/15/19	-	-	-	-
Enrique Sanchez	-	40,000	-	$4.17	05/14/19	-	-	-	-
Enrique Sanchez	13,333	146,667	-	$6.40	10/31/24	-	-	-	-
Daniel Gelbtuch	32,222	257,778	-	$5.62	08/29/24

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the Board of Directors or compensation committee of any other entity that has one or more of its executive officers serving as a member of our Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 18, 2015: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of March 18, 2014, there were 13,918,177 shares of our common stock outstanding.

			Amount and Nature of Beneficial Ownership (1)
Name and Address of Beneficial Owner	Common Stock		Options		Warrants	Total	Percentage of Common Stock (%)

Officers and Directors

Doug Croxall (Chairman and CEO)	615,384	(2)	827,564	(3)	-	1,442,943	9.8%

Francis Knuettel II (Chief Financial Officer)	-		121,570	(4)	-	121,566	*

James Crawford (Chief Operating Officer)	-		100,413	(5)	-	100,408	*

Umesh Jani (Chief Technology Officer and SVP, Licensing)	-		48,200	(6)	-	48,194	*

Enrique Sanchez (Senior Vice President, Licensing)	-		39,867	(7)	-	39,867	*

Richard Chernicoff (Director)	-		3,333	(8)	-	3,325	*

Edward Kovalik (Director)	-		33,333	(9)	-	33,333	*

William Rosellini (Director)	-		45,602	(10)	-	45,602	*

Dirk Tyler (Director)	-		3,333	(11)	-	3,322	*

All Directors and Executive Officers (six persons)	615,384		1,223,215		-	1,838,599	12.1%

Persons owning more than 5% of voting securities

Spangenberg Holder (12)	2,408,924		-		48,078	2,457,002	17.7%

* Less than 1%

(1) Amounts set forth in the table and footnotes gives effect to the stock dividend that we effectuated on December 22, 2014. In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of March 18, 2015. In determining the percent of common stock owned by a person or entity on March 18, 2015, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on March 18, 2015, and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred and on exercise of the warrants and options, subject to limitations on conversion and exercise as more fully described in note 10 below. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2) Held by Croxall Family Revocable Trust, over which Mr. Croxall holds voting and dispositive power.

(3) Represents options to purchase 307,692 shares of common stock at an exercise price of $3.25 per share, options to purchase 294,872 shares of common stock at an exercise price of $2.625 per share, options to purchase 150,000 shares of common stock at an exercise price of $2.965 per share and options to purchase 75,000 shares of common stock at an exercise price of $6.40 per share and excludes options to purchase 12,821 shares of common stock at an exercise price of $2.625 per share, options to purchase 50,000 shares of common stock at an exercise price of $2.965 per share and options to purchase 225,000 shares of common stock at an exercise price of $6.40 per share that are not exercisable within 60 days of March 18, 2015.

(4) Represents options to purchase 96,570 shares of common stock at an exercise price of $4.165 per share and options to purchase 25,000 shares at an exercise price of $6.40 per share and excludes options to purchase 193,430 shares of common stock at an exercise price of $4.165 per share and options to purchase 75,000 shares at an exercise price of $6.40 per share that do not vest and are not exercisable within 60 days of March 18, 2015.

(5) Represents options to purchase 70,513 shares of common stock at an exercise price of $2.47 per share, options to purchase 9,900 shares of common stock at an exercise price of $4.165 per share and options to purchase 20,000 shares of common stock at an exercise price of $6.40 per share and excludes options to purchase 6,410 shares of common stock at an exercise price of $2.47 per share, options to purchase 20,100 shares of common stock at an exercise price of $4.165 per share and options to purchase 60,000 shares of common stock at an exercise price of $6.40 per share that are not exercisable within 60 days of March 18, 2015.

(6) Represents options to purchase 16,667 shares of common stock at an exercise price of $6.40 per share, options to purchase 13,200 shares of common stock at an exercise price of $4.165 per share and options to purchase 18,333 shares of common stock at an exercise price of $5.05 per share and excludes options to purchase 83,333 shares of common stock at an exercise price of $6.40 per share, options to purchase 26,800 shares of common stock at an exercise price of $4.165 per share and options to purchase 21,667 shares of common stock at an exercise price of $5.05 per share that are not exercisable within 60 days of March 18, 2015.

(7) Represents options to purchase 26,667 shares of common stock at an exercise price of $6.40 per share and options to purchase 13,200 shares at an exercise price of $4.165 per share and excludes options to purchase 133,333 shares of common stock at an exercise price of $6.40 per share and options to purchase 26,800 shares at an exercise price of $4.165 per share that do not vest and are not exercisable within 60 days of March 18, 2015.

(8) Represents a warrant to purchase 3,333 shares of common stock at an exercise price of $7.37 per share and excludes options to purchase 16,667 shares of common stock at an exercise price of $7.37 per share that do not vest and are not exercisable within 60 days of March 18, 2015.

(9) Represents options to purchase 20,000 shares of common stock at an exercise price of $3.295 per share and options to purchase 13,333 shares of common stock at an exercise price of $7.445 per share and excludes options to purchase 6,667 shares of common stock at an exercise price of $7.445 per share that do not vest and are not exercisable within 60 days of March 28, 2015.

(10) Represents options to purchase 10,154 shares of common stock at an exercise price of $3.25 per share, options to purchase 22,115 shares of common stock at an exercise price of $2.625 per share and options to purchase 13,333 shares of common stock at an exercise price of $7.445 per share and excludes options to purchase 5,231 shares of common stock at an exercise price of $3.25 per share, options to purchase 962 shares of common stock at an exercise price of $2.625 per share and options to purchase 6,667 shares of common stock at an exercise price of $7.445 per share that are not exercisable within 60 days of March 18, 2015.

(11) Represents a warrant to purchase 3,333 shares of common stock at an exercise price of $6.61 per share and excludes options to purchase 16,667 shares of common stock at an exercise price of $6.61 per share that do not vest and are not exercisable within 60 days of March 18, 2015.

(12)  Represents 782,000 shares of Series B Convertible Preferred Stock, convertible into 782,000 shares of Common Stock, 1,626,924 shares of Common Stock and warrants to purchase 48,078 shares of Common Stock at an exercise price of $3.25, all held individually or by entities over which Audrey or Erich Spangenberg hold voting and dispositive powers.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than disclosed herein, there were no transactions during the year ended December 31, 2014 or any currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

May 2014 Private Placement

As described herein, on May 1, 2014, the Company conducted a private placement of units to certain accredited investors for a purchase price of $3.25 per unit. Each unit consisted of: (i) one share of the Company’s 8% Series A Preferred Stock, and (ii) a two year warrant to purchase shares of the Company’s Common Stock in an amount equal to twenty five percent (25%) of the number of Series A Preferred Stock purchased. Stuart Smith, who was a director of the Company at the time, purchased 10,000 units and John Stetson, who was an officer and director of the Company at the time, purchased 61,538 units through entities controlled by him.

IP Nav Acquisitions

On May 2, 2014, the Company completed the acquisition of certain ownership rights (the “Acquired Intellectual Property”) from TechDev, Granicus and SFF pursuant to the terms of three purchase agreements between: (i) the Company, TechDev, SFF and DA Acquisition LLC, a newly formed Texas limited liability company and wholly-owned subsidiary of the Company; (ii) the Company, Granicus, SFF and IP Liquidity Ventures Acquisition LLC, a newly formed Delaware limited liability company and wholly-owned subsidiary of the Company; and (iii) the Company, TechDev,  SFF and Sarif Biomedical Acquisition LLC, a newly formed Delaware limited liability company and wholly-owned subsidiary of the Company.

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

Pursuant to the Pay Proceeds Agreement, the Company may pay the sellers a percentage of the net recoveries (gross revenues minus certain defined expenses) that the Company makes with respect to the assets held by the entities that the Company acquired pursuant to the DA Agreement, the IP Liquidity Agreement and the Sarif Agreement.  Under the terms of the Pay Proceeds Agreement, if the Company recovers $10,000,000 or less with regard to the IP Assets, then nothing is due to the sellers; if the Company recovers between $10,000,000 and $40,000,000 with regard to the IP Assets, then the Company shall pay 40% of the cumulative gross proceeds of such recoveries to the sellers; and if the Company recovers over $40,000,000 with regard to the IP Assets, the Company shall pay 50% of the cumulative gross proceeds of such recoveries to the sellers.  In no event will the total payments made by the Company under the Pay Proceeds Agreement exceed $250,000,000.

TechDev, SFF and Granicus is owned or controlled by Erich Spangenberg or family members or associates.

Opus Analytics

During May 2014, we acquired the rights to market Opus Analytics from IP Nav.  Opus Analytics is a proprietary patent analytics tool that we use extensively to review and analyze patent acquisition opportunities.  Opus Analytics is also a SAAS (Software as a Service) tool that we intend to offer to third parties to generate additional revenue streams from financial professional, investors, patent licensing and monetization companies, and legal and investment professionals.

Opportunity Agreement

On May 2, 2014, we entered into an opportunity agreement (the “Marathon Opportunity Agreement”) with Erich Spangenberg, whom is an affiliate of the Company.  The terms of the Marathon Opportunity Agreement provide that we have ten business days after receiving notice from Mr. Spangenberg to provide up to 50% of the funding for certain opportunities relating to the licensing, intellectual property acquisitions and/or intellectual property enforcement actions in which Mr. Spangenberg, IP Nav or any entity controlled by Mr. Spangenberg, other than: (i) IP Nav or any of its affiliates, and (ii) Medtech Development, LLC or any of its affiliates.

Selene Acquisition

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

Clouding Corp. Acquisition

On August 29, 2014, the Company entered into a patent purchase agreement to acquire a portfolio of patents from Clouding IP, LLC for an aggregate purchase price of $2.4 million, of which $1.4 million was paid in cash and $1.0 million was paid in the form of a promissory note issued by the Company that matures on October 31, 2014. The Company also issued 25,000 shares of its restricted common stock valued at $281,000 in connection with the acquisition. Clouding IP, LLC is also entitled to certain possible future cash payments. Clouding IP LLC is owned or controlled by Erich Spangenberg or family members or associates.

MedTech Acquisitions

On October 10, 2014, the Company entered into an interest sale agreement with MedTech Development, LLC (“MedTech”) to acquire from MedTech 100% of the limited liability membership interests of OrthoPhoenix and TLIF as well as 100% of the shares of MedTech GmbH.  In connection with the transaction, the Company is obligated to pay to MedTech $1 million at closing and $1 million on each of the following nine (9) month anniversary dates of the closing.  The acquired subsidiaries are also obligated to make certain additional payments to MedTech from recoveries following the receipt by the acquired subsidiaries of 200% of the purchase payments, plus recovery of out of pocket expenses in connection with patent claims.  The participation payments may be paid, at the election of the Company, in common stock of Marathon at the market price on the date of issuance.

In connection with the transaction, the Company entered into a promissory note, common interest agreement and in the event of issuance of common stock to MedTech, will enter into a lockup and registration rights agreement.  Approximately forty-five (45%) of MedTech is owned or controlled by Erich Spangenberg or family members or associates.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2014, and 2013, we engaged SingerLewak LLP and KBL, LLP, respectively, as our independent auditor. For the years ended December 31, 2014, and 2013, we incurred fees as discussed below:

	Fiscal Year Ended
	December 31, 2014	December 31, 2013

Audit fees	$214,891	$75,000
Audit – related fees	-	-
Tax fees	13,382	-
All other fees	-	-

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

4.1	Form of Warrant Amendment Letter dated April 20, 2014 (Incorporated by reference to Exhibit 4.1 to the Current Report on 8-K filed with the SEC on April 24, 2014)
10.1	Employment Agreement between the Company and Doug Croxall (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 20, 2012)
10.2	Form of Indemnification Agreement between the Company and Doug Croxall (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on November 20, 2012)
10.3	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 28, 2012)
10.4	Form of Warrant (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 28, 2012)
10.5	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on December 28, 2012)
10.6
Employment Agreement between the Company and James Crawford dated March 1, 2013 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 6, 2013)

10.7
Independent Director Agreement between the Company and William Rosellini dated March 8, 2013 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 11, 2013)

10.8	Merger Agreement dated as of April 22, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 26, 2013)
10.9	Form of Promissory Note (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 26, 2013)
10.1	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 26, 2013)
10.11	License Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on April 26, 2013)
10.12	Merger Agreement dated as of May 1, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 3, 2013)
10.13	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 3, 2013)

10.14	Form of Warrant (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 3, 2013)
10.15	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on June 3, 2013)
10.16
Separation and Release Agreement between the Company and Nathaniel Bradley dated June 19, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 24, 2013)

10.17
Lease Agreement by and between Westwood Gateway II LLC and the Company dated October 14, 2013 (Incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on 10-K, filed with the SEC on March 31, 2014)

10.18
Amendment No. 1 to the Executive Employment Agreement between the Company and Doug Croxall dated November 18, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2013)

10.19
Executive Employment Agreement between the Company and Richard Raisig dated November 18, 2013 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2013)

10.2
Consulting Agreement between the Company and Jeff Feinberg dated November 18, 2013 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2013)

10.21
Consulting Agreement between the Company and Jeff Feinberg dated November 18, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2013)

10.22
Independent Director Agreement between the Company and Edward Kovalik dated April 14, 2014 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 18, 2014)

10.23
Patent Purchase Agreement by and between Delphi Technologies, Inc. and Loopback Technologies, Inc. dated October 31, 2013 (Incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on 10-K, filed with the SEC on March 31, 2014)+

10.24	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2014)
10.25	Form of PIPE Warrant (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2014)
10.26	Form of PIPE Registration Rights Agreement dated May 1, 2014 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2014)
10.27
Purchase Agreement between the Company, TechDev, SFF and DA Acquisition LLC dated May 2, 2014 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2014)

10.28
Purchase Agreement the Company, Granicus, SFF and IP Liquidity Ventures Acquisition LLC dated May 2, 2014 (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2014)

10.29
Purchase Agreement the Company, TechDev, SFF and Sarif Biomedical Acquisition LLC dated May 2, 2014 (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2014)

10.3	Pay Proceeds Agreement dated May 2, 2014 (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2014)
10.31	Acquisition Registration Rights Agreement dated May 2, 2014 (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2014)
10.32	Promissory Note between the Company, TechDev and SFF dated May 2, 2014 (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2014)
10.33	Promissory Note between the Company, Granicus and SFF dated May 2, 2014 (Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2014)
10.34	Promissory Note between the Company, TechDev and SFF dated May 2, 2014 (Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2014)
10.35
Executive Employment Agreement by and between Marathon Patent Group, Inc. and Francis Knuettel II dated May 15, 2014 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on May 16, 2014)

10.36	Patent rights agreement between the Company and RPX Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 15, 2014)
10.37	Patent license agreement between Relay IP, Inc. and RPX Corporation (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 15, 2014)
10.38	Patent license agreement between Sampo IP, LLC and RPX Corporation (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 15, 2014)

10.39
Patent Purchase Agreement between TeleCommunication Systems, Inc. and CRFD Research, Inc. dated September 26, 2013 (Incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on 10-K/A, filed with the SEC on May 30, 2014)

10.4
Patent Purchase Agreement between Intergraph Corporation and Vantage Point Technology, Inc. dated September 25, 2013 (Incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on 10-K/A, filed with the SEC on May 30, 2014)

10.41
Advisory Services Agreement between the Company and IP Navigation Group, LLC dated May 13, 2013 (Incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on 10-K/A, filed with the SEC on May 30, 2014)

10.42
Amendment to the Patent Purchase Agreement by and between Delphi Technologies, Inc. and Loopback Technologies, Inc. dated December 16, 2013 (Incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on 10-K/A, filed with the SEC on June 12, 2014) +

10.43	Patent rights agreement between the Company and RPX Corporation. (Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on 10-K/A, filed with the SEC on July 1, 2014)
10.44
Executive Employment Agreement by and between Marathon Patent Group, Inc. and Daniel Gelbtuch dated September 9, 2014 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K, filed with the SEC on September 15, 2014)

10.45
Consulting Agreement by and between Marathon Patent Group, Inc. and GRQ Consultants, Inc. dated September 17, 2014 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K, filed with the SEC on September 19, 2014)

10.46
Marathon Patent Group, Inc. 2014 Equity Incentive Plan, dated September 16, 2014 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on 8-K, filed with the SEC on September 19, 2014)

10.47
Marathon Patent Group, Inc. 2014 Non-Employee Director Compensation Plan, as amended, dated September 16, 2014 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on 8-K, filed with the SEC on September 19, 2014)

10.48
Executive Employment Agreement by and between Marathon Patent Group, Inc. and Umesh Jani dated October 31, 2014 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K, filed with the SEC on November 6, 2014)

10.49
Executive Employment Agreement by and between Marathon Patent Group, Inc. and Rick Sanchez dated October 31, 2014 (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on 10-Q, filed with the SEC on November 12, 2014)

10.5
Patent Purchase Agreement by and between Marathon Patent Group, Inc., Clouding Corp. and Clouding IP, LLC dated August 29, 2014 (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on 8-K, filed with the SEC on November 6, 2014)

10.51
Revenue Sharing and Securities Purchase Agreement by and among Marathon Patent Group, Inc. and its subsidiaries and DBD Credit Funding LLC dated January 29, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K, filed with the SEC on February 3, 2015) +

10.52	Note due July 29, 2018 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on 8-K, filed with the SEC on February 3, 2015)
10.53	Warrant to Purchase Common Stock dated January 29, 2015 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on 8-K, filed with the SEC on February 3, 2015)
10.54
Subscription Agreement between Marathon Patent Group, Inc. and DBD Credit Funding LLC dated January 29, 2015 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on 8-K, filed with the SEC on February 3, 2015)

10.55
Security Agreement by and among Marathon Patent Group, Inc. and certain of its subsidiaries and DBD Credit Funding LLC dated January 29, 2015 (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on 8-K, filed with the SEC on February 3, 2015)

10.56
Patent Security Agreement by Marathon Patent Group, Inc. and certain of its subsidiaries in favor of DBD Credit Funding LLC dated January 29, 2015 (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on 8-K, filed with the SEC on February 3, 2015)

10.57
Lockup Agreement by and between DBD Credit Funding LLC and Marathon Patent Group, Inc. dated January 29, 2015 (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on 8-K, filed with the SEC on February 3, 2015)

10.58
Lockup Agreement by and between TechDev Holdings, LLC, Audrey Spangenberg, Erich Spangenberg, Granicus IP, LLC and Marathon Patent Group, Inc. dated January 29, 2015 (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on 8-K, filed with the SEC on February 3, 2015)

10.58
Lockup Agreement by and between TechDev Holdings, LLC, Audrey Spangenberg, Erich Spangenberg, Granicus IP, LLC and Marathon Patent Group, Inc. dated January 29, 2015 (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on 8-K, filed with the SEC on February 3, 2015)

10.59
Patent License Agreement by and among Marathon Patent Group, Inc. and certain of its subsidiaries and DBD Credit Funding LLC dated January 29, 2015 (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on 8-K, filed with the SEC on February 3, 2015)

10.60
Guaranty Agreement by certain subsidiaries of Marathon Patent Group, Inc. in favor of DBD Credit Funding LLC dated January 29, 2015 (Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on 8-K, filed with the SEC on February 3, 2015)

14.1	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on 10-K, filed with the SEC on March 31, 2014)
21.1	List of Subsidiaries *
23.1	Consent of SingerLewak LLP*
23.2	Consent of KBL, LLP*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Section 1350 Certification of the Chief Executive Officer *
32.2	Section 1350 Certification of the Chief Financial Officer *

*	Filed herewith.
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

Date: March 26, 2015

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

Signature	Title	Date

/s/ Doug Croxall	Chief Executive Officer and Chairman (Principal Executive Officer)	March 26, 2015
Doug Croxall

/s/ Francis Knuettel II	Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2015
Francis Knuettel II

/s/ Richard Chernicoff	Director	March 26, 2015
Richard Chernicoff

/s/ Edward Kovalik	Director	March 26, 2015
Edward Kovalik

/s/ William Rosellini	Director	March 26, 2015
William Rosellini

/s/ Richard Tyler	Director	March 26, 2015
Richard Tyler