Form 10-Q
period 2015-03-31
Marathon Patent Group, Inc.
filed 2015-05-14
CIK 1507605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Registrant’s telephone number, including area code: 703-232-1701

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 13,983,177 shares of common stock are issued and outstanding as of May 8, 2015.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, “Marathon Patent Group, Inc.,” “we,” “us,” “our” and similar terms refer to Marathon Patent Group, Inc., a Nevada corporation, and subsidiaries.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash	$9,477,969	$5,082,569
Accounts receivable - net	763,070	216,997
Bonds posted with courts	1,732,895	1,946,196
Prepaid expenses and other current assets	149,643	438,391
Total current assets	12,123,577	7,684,153

Other assets:
Property and equipment, net	80,659	53,828
Intangible assets, net	40,157,085	43,363,832
Deferred tax assets	7,117,753	4,789,293
Goodwill	4,453,997	4,894,208
Total other assets	51,809,495	53,101,161

Total Assets	$63,933,072	$60,785,314

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,195,719	$3,293,746
Clouding IP earn out - current portion	2,092,000	2,092,000
Notes payable, net of discounts of $784,154 and $82,010 for 3/31/15 and 12/31/14	8,059,305	16,560,000
Total current liabilities	15,347,024	21,945,746

Long-term liabilities
Notes Payable, net of discount of $1,818,185 and $64,925, for 3/31/15 and 12/31/14	17,486,300	5,403,065
Other non current liability	52,867	-
Deferred tax liability	1,392,557	1,823,884
Revenue Share Liability	1,000,000	-
Clouding IP earn out	7,360,000	7,360,000
Total long-term liabilities	27,291,724	14,586,949

Total liabilities	42,638,748	36,532,695

Stockholders' Equity:
Preferred stock Series B, $.0001 par value, 50,000,000 shares authorized: 982,000 and 932,000 issued and outstanding at March 31, 2015 and December 31, 2014	98	93
Common stock, $.0001 par value, 200,000,000 shares authorized: 13,990,869 and 13,791,460 issued and outstanding at March 31, 2015 and December 31,2014	1,399	1,379
Additional paid-in capital	39,750,659	36,977,169
Accumulated other comprehensive loss	(1,338,596)	(388,357)
Accumulated deficit	(17,119,236)	(12,337,665)

Total stockholders' equity	21,294,324	24,252,619

Total liabilities and stockholders' equity	$63,933,072	$60,785,314

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31, 2015	For the three months ended March 31, 2014
	(Unaudited)	(Unaudited)

Revenue	$4,093,869	$2,780,000

Expenses
Cost of revenues	4,328,165	1,110,579
Amortization of patents and website	2,598,461	453,647
Compensation and related taxes	1,581,074	729,987
Consulting fees	896,543	428,107
Professional fees	769,615	256,855
General and administrative	219,481	82,658
Total operating expenses	10,393,339	3,061,833

Operating loss	(6,299,470)	(281,833)

Other income (expenses)
Foreign exchange gain/(loss)	(39,402)	-
Interest income	2	227
Interest expense	(931,541)	-
Total other income (expense)	(970,941)	227

Loss before provision for income taxes	(7,270,411)	(281,606)

Income tax benefit	2,488,839	-

Net loss attributable to common shareholders	(4,781,571)	(281,606)

Loss per common share, basic and diluted:	$(0.34)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and Diluted	13,868,811	10,979,186

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31, 2015	For the three months ended March 31, 2014
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(4,781,571)	$(281,606)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,869	1,417
Amortization of intangible assets and website	2,598,461	453,647
Non-cash equity compensation	685,753	680,627
Stock issued for services	750,334	-
Deferred tax liability	(161,984)	-
Deferred tax asset	(2,335,116)	-
Non-cash interest, discounts and financing costs	613,719	-
Other non-cash adjustments	83,148	-
Changes in operating assets and liabilities
Accounts receivable	(546,101)	(10,000)
Prepaid expenses	26,248	(8,015)
Accounts payable and accrued expenses	1,920,185	964,297

Net cash provided by (used in) operating activities	(1,145,055)	1,800,367

Cash flows from investing activities:
Purchase of property, equipment and other intangible assets	(37,147)	-
Net cash provided by (used in) investing activities	(37,147)	-

Cash flows from financing activities:

Payment on note payable in connection with the acquisition of IP Liquidity	(1,068,750)	-
Payment on assumed note payable in connection with the acquisition of Orthophoenix	(3,750,000)	-
Payment on note payable in connection with the acquisition of Dynamic Advances	(905,000)	-
Payment on note payable in connection with the acquisition of Medtech and Orthophoenix	(3,000,000)	-
Payment on note payable in connection with the acquisition of Sarif	(276,250)	-
Repayment on convertible notes	(5,050,000)	-
Cash received upon issuance of notes payable, net of $400,000 loan fee	19,600,000	-
Cash received upon exercise of warrants	18,750	-
Net cash provided by financing activities	5,568,750	-

Effect of exchange rate changes in cash	8,852	-

Net increase in cash	4,395,400	1,800,366

Cash at beginning of year	5,082,569	3,610,262

Cash at end of period	$9,477,969	$5,410,628

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest expense	$317,821	$-
Taxes Paid	$8,260	$-
Loan fees	$400,000	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued in conjunction with notes payable	1,000,000	-
Warrants issued in conjunction with notes payable	318,679	-
Revenue share liability incurred in conjunction with notes payable	1,000,000	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

We acquire patents and patent rights from owners or other ventures and seek to monetize the value of the patents through litigation and licensing strategies, alone or with others.    Part of our acquisition strategy is to acquire or invest in patents and patent rights that cover a wide-range of subject matter which allows us to seek the benefits of a diversified portfolio of assets in differing industries and countries.  Generally, the patents and patent rights that we seek to acquire have large identifiable targets who are or have been using technology that we believe infringes our patents and patent rights.  We generally monetize our portfolio of patents and patent rights by entering into license discussions, and if that is unsuccessful, initiating enforcement activities against any infringing parties with the objective of entering into comprehensive settlement and license agreements that may include the granting of non-exclusive retroactive and future rights to use the patented technology, a covenant not to sue, a release of the party from certain claims, the dismissal of any pending litigation and other terms.  Our strategy has been developed with the expectation that it will result in a long-term, diversified revenue stream for the Company. As of March 31, 2015, we owned 370 U.S. and foreign patents and patent rights and twenty-three patent applications.

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

On October 1, 2012, the shareholders holding a majority of the Company’s voting capital had voted and authorized the Company to (i) change the name of the Company to Marathon Patent Group, Inc. (the “Name Change”) and (ii) effectuate a reverse stock split of the Company’s common stock by a ratio of 3-for-2 (the “Reverse Split”) within one year from the date of approval of the stockholders of the Company.  The Board of Directors approved the Name Change and the Reverse Split on October 1, 2012. The Board of Directors determined the name “Marathon Patent Group, Inc.” better reflected the long-term strategy in exploring other opportunities and the identity of the Company going forward.  On February 15, 2013, the Company filed the Certificate of Amendment with the Secretary of State of the State of Nevada in order to effectuate the Name Change. On May 31, 2013, shareholders of record holding a majority of the outstanding voting capital of the Company approved a reverse stock split of the Company’s issued and outstanding common stock by a ratio of not less than one-for-five and not more than one-for-fifteen at any time prior to April 30, 2014, with such ratio to be determined by the Company’s Board of Directors, in its sole discretion. On June 24, 2013, the reverse stock split ratio of one (1) for thirteen (13) basis was approved by the Board of Directors. On July 18, 2013, the Company filed a certificate of amendment to its Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada in order to effectuate a reverse stock split of the Company’s issued and outstanding common stock, par value $0.0001 per share on a one (1) for thirteen (13) basis. All share and per share values for all periods presented in the accompanying consolidated financial statements are retroactively restated for the effect of the reverse stock split.

On September 16, 2014, the board of directors of the Company approved and adopted, subject to shareholder approval on or prior to September 16, 2015, the Company’s 2014 Equity Incentive Plan.

On November 19, 2014, the Board of Directors of the Company declared a stock dividend pursuant to which holders of the Company’s Common Stock as of the close of business of the record date of December 15, 2014 shall receive one additional share of Common Stock at the close of business on December 22, 2014 for each share of Common Stock held by such holders.  Throughout this report, all share and per share values for all periods presented in the accompanying consolidated financial statements are retroactively restated for the effect of the stock dividend.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The unaudited consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and present the consolidated financial statements of the Company and its wholly-owned subsidiaries. In the preparation of consolidated financial statements of the Company, all intercompany transactions and balances were eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company's consolidated financial position as of March 31, 2015, and the results of operations and cash flows for the three months ended March 31, 2015 have been included. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year. Other than where noted, the accounting policies and procedures employed in the preparation of these consolidated financial statements have been derived from the audited financial statements of the Company for the year ended December 31, 2014, which are contained in Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 26, 2015. The consolidated balance sheet as of December 31, 2014 was derived from those financial statements.

Cash

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. The Company’s accounts at this institution are insured up to $250,000 by the Federal Deposit Insurance Corporation ("FDIC"). As of March 31, 2015, the Company had bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

Accounts Receivable

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote.  At March 31, 2015 and December 31, 2014, the allowance for bad debt was $0 and $0, respectively. Accounts receivable-net at March 31, 2015 and December 31, 2014, amounted to $763,070 and $216,997, respectively.  As of March 31, 2015, accounts receivable related to two licenses accounted for approximately 0.6% of the Company’s total revenue, accounts receivable related to recurring royalties represented approximately 8.9% of total revenue for the quarter and the Company had a receivable from an indemnification claim to be paid by the seller of a portfolio purchased by the Company in the amount of $375,750. As of December 31, 2014, accounts receivable related to one license accounted for approximately 0.7% of the Company’s total revenue for the quarter and accounts receivable related to recurring royalties represented 4.6% of total revenue for the quarter.

Concentration of Revenue and Geographic Area

Patent license revenue from enforcement activities is from either the United States or Germany.  Revenue attributable to the United States involves US patents, revenue attributable to Germany is based on the enforcement of German patents and in the event that the Company enters into a worldwide license, the revenue is allocated between the two.  The Company does not currently have enforcement actions in any other countries.

Revenues from five licenses accounted for approximately 87% of the Company’s operating revenues for the three months ended March 31, 2015 and revenue from three licenses accounting for 100% of the revenue for the three months ended March 31, 2014.
For the Three Months Ended March 31, 2015			For the Three Months Ended March 31, 2014
Licensor	License Amount	% of Revenue	Licensor	License Amount	% of Revenue
Vantage Point Technology, Inc.	$2,750,000	67%	Relay IP, Inc.	$1,750,000	63%
Signal IP, Inc.	$275,000	7%	Sampo IP, LLC	$750,000	27%
Sarif Biomedical LLC	$225,000	6%	Cyberfone Systems, LLC	$280,000	10%
TLIF GmbH	$220,000	5%
Vantage Point Technology, Inc.	$80,000	2%

	Total	87%		Total	100%

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

Also, due to the fact that the settlement element and license element for past and future use are the major central business, the Company does not present these two elements as different revenue streams in its statement of operations. The Company does not expect to provide licenses that do not provide some form of settlement or release. The Company derived approximately 95% of its revenues for the three months ended March 31, 2015 from the one-time issuance of non-recurring, non-exclusive, non-assignable licenses for certain of the Company’s patents, with the balance comprised of recurring royalties.

The Company’s subsidiaries entered into thirteen license agreements during the three months ended March 31, 2015.

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

Prepaid Expenses, Bonds Posted and Other Current Assets

Prepaid expenses and other current assets of $172,641 and $438,391 at March 31, 2015 and December 31, 2014, respectively, consist primarily of costs paid for future services, which will occur within a year. Prepaid expenses include prepayments in cash and equity instruments for public relation services, business advisory, consulting, and prepaid insurance, which are being amortized over the terms of their respective agreements. In addition, the Company had outstanding litigation bonds in the amount of $1,732,895 and $1,946,196 at March 31, 2015 and December 31, 2014, respectively. These bonds were entered into in Germany after the first instance of litigation of some of the Company’s patents in German courts and the difference in the balance of the litigation bonds at December 31, 2014 versus March 31, 2015 is attributable solely to currency translation.

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

The carrying amounts reported in the consolidated balance sheet for cash, accounts receivable, bonds posted with courts, accounts payable, and accrued expenses, approximate their estimated fair market value based on the short-term maturity of these instruments. The carrying value of notes payable and other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to the Company.

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

The Company follows the provision of the ASC 740-10 related to Accounting for Uncertain Income Tax Position. When tax returns are filed, it is highly certain that some positions taken would be situated upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely that not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions.

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

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion and examination by a taxing authority without being legally extinguished. For a tax position considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The federal and state income tax returns of the Company are subject to examination by the Internal Revenue Service and state taxing authorities, generally for three years after they were filed. The Company is in the process of filing the previous year’s tax returns. After review of the prior year financial statements and the results of operations through March 31, 2015, the Company has recorded a deferred tax asset in the amount of $7,117,753, from which the Company expects to realize benefits in the future, and an deferred tax liability of $1,392,557.

The Company files U.S. and state income tax returns with varying statutes of limitations.  The 2011 through 2014 tax years generally remain subject to examination by federal and state tax authorities.

Basic and Diluted Net Earnings (Loss) per Share

Net earnings (loss) per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings (loss) per share does not include dilutive common stock equivalents in the weighted average shares outstanding, as they would be anti-dilutive. The Company has options to purchase 2,689,982 shares of common stock and warrants to purchase 2,041,308 shares of common stock outstanding at March 31, 2015, which were excluded from the computation of diluted shares outstanding, as they would have had an anti-dilutive impact on the Company’s net loss.

The following table sets forth the computation of basic and diluted loss per share:
	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014
Net loss	(4,781,571)	$(281,606)

Denominator
Denomintor for basic and diluted loss per share
(weighted-average shares)	13,868,811	10,979,186

Earnings (Loss) per common share, basic and diluted:
Income (Loss)	$(0.34)	$(0.03)

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

Goodwill

Goodwill is tested for impairment at the reporting unit level at least annually in accordance with ASC 350, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  When conducting its annual goodwill impairment assessment, the Company initially performs a qualitative evaluation of whether it is more likely than not that goodwill is impaired. If it is determined by a qualitative evaluation that it is more likely than not that goodwill is impaired, the Company then applies a two-step impairment test. The two-step impairment test first compares the fair value of the Company’s reporting unit to its carrying or book value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the reporting unit exceeds its fair value, the Company determines the implied fair value of the reporting unit’s goodwill and if the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded in the consolidated statement of operations.  The Company performs the annual testing for impairment of goodwill at the reporting unit level during the quarter ended September 30. The Company did not record any impairment charges to its goodwill during the three months ended March 31, 2015 and 2014.

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

Impairment of Long-lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the ASC 360 “Property, Plant and Equipment”.  The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of long-lived assets may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows expected to be generated by the asset. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The Company did not record any impairment charges on its long-lived assets during the three months ended March 31, 2015 and 2014.

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

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date. As stock-based compensation expense is recognized based on awards expected to vest, forfeitures are also estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the three months ended March 31, 2015, the expected forfeiture rate was 7.28%, which resulted in an expense of $723 recognized in the Company’s compensation expenses. The Company will continue to re-assess the impact of forfeitures if actual forfeitures increase in future quarters.

Reclassification

Certain prior year reported amounts have been reclassified to conform to the current year presentation. The reclassification did not have an impact on previously issued net income (loss) or Total Stockholders Equity.

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

On May 2, 2014, the Company issued TechDev and SFF a promissory note in order to evidence the second cash payment due under the terms of the DA Agreement in the amount of $2,375,000 due on or before September 30, 2014, with such amount due under the terms of the promissory note being subject to increase to $2,850,000 if the Company’s payment pursuant to the terms of the DA Agreement are not made on or before June 30, 2014. The promissory note matured on September 30, 2014; effective September 30, 2014, TechDev and SFF extended the maturity to March 31, 2015 in return for a payment of $249,375, payable within thirty days. The payment for this extension of the maturity date was made on October 10, 2014 and the promissory note was repaid on April 1, 2015. The promissory note does not otherwise include any interest payable by the Company. Since the Company did not make the payment on the promissory note prior to June 30, 2014, the Company included in the consideration paid for Dynamic Advances the promissory note balance of $2,850,000.  Further, the Company had the Series B Convertible Preferred Stock valued by a third party firm that determined, based on the rights and privileges of the Series B Convertible Preferred Stock, that it was on par with the value of the Company’s Common Stock. The total amount of consideration paid by the Company for Dynamic Advances, including capitalized costs associated with the purchase, was $6,653,078.

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

On May 2, 2014, the Company issued Granicus and SFF a promissory note in order to evidence the second cash payment due under the terms of the IP Liquidity Agreement in the amount of $2,375,000 due on or before September 30, 2014, with such amount due under the terms of the promissory note being subject to increase to $2,850,000 if the Company’s payment pursuant to the terms of the IP Liquidity Agreement are not made on or before June 30, 2014. The promissory note matured on September 30, 2014; effective September 30, 2014, Granicus and SFF extended the maturity to March 31, 2015 in return for a payment of $249,375, payable within thirty days. The payment for this extension of the maturity date was made on October 10, 2014 and the promissory note was repaid on April 1, 2015. The promissory note does not otherwise include any interest payable by the Company. Since the Company did not make the payment on the promissory note prior to June 30, 2014, the Company included in the consideration paid for IP Liquidity the promissory note balance of $2,850,000.  Further, the Company had the Series B Convertible Preferred Stock valued by a third party firm that determined, based on the rights and privileges of the Series B Convertible Preferred Stock that it was on par with the value of the Company’s Common Stock. The total amount of consideration paid by the Company for IP Liquidity, including capitalized costs associated with the purchase, was $6,653,078.

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

On May 2, 2014, the Company issued TechDev a promissory note in order to evidence the second cash payment due under the terms of the Sarif Agreement in the amount of $250,000 due on or before September 30, 2014, with such amount due under the terms of the promissory note being subject to increase to $300,000 if the Company’s payment pursuant to the terms of the Sarif Agreement are not made on or before September 30, 2014. The promissory note matured on September 30, 2014; effective September 30, 2014, TechDev extended the maturity to March 31, 2015 in return for a payment of $26,250, payable within thirty days. The payment for this extension of the maturity date was made on October 10, 2014 and the promissory note was repaid on April 1, 2015. The promissory note does not otherwise include any interest payable by the Company. Since the Company did not make the payment on the promissory note prior to June 30, 2014, the Company included in the consideration paid for Dynamic Advances the higher principal amount of the promissory note. The total amount of consideration paid by the Company for Sarif Biomedical, including capitalized costs associated with the purchase, was $552,024.

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

Historical financial statements of Clouding IP and the pro forma condensed combined consolidated financial statements (both carve-out of certain operations of Clouding IP) can be found on the Form 8-K/A filed with the SEC on November 12, 2014.  The unaudited pro forma condensed combined consolidated financial statements are not necessarily indicative of the results that actually would have been attained if the merger had been in effect on the dates indicated or which may be attained in the future. Such statements should be read in conjunction with the historical financial statements of the Company.

The Company recorded an adjustment to the purchase price allocation and such adjustment has been retroactively reflected in the comparative information for the prior period presented.

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

Historical financial statements of the Medtech Entities and the pro forma condensed combined consolidated financial statements can be found on the Form 8-K/A filed with the SEC on December 24, 2014.  The unaudited pro forma condensed combined consolidated financial statements are not necessarily indicative of the results that actually would have been attained if the merger had been in effect on the dates indicated or which may be attained in the future. Such statements should be read in conjunction with the historical financial statements of the Company.

The Company recorded an adjustment to the purchase price allocation and such adjustment has been retroactively reflected in the comparative information for the prior period presented.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets of the Company, including adjustments for currency translation adjustments, consisted of the following:

	March 31, 2015	December 31, 2014
Intangible Assets	$43,363,832	$49,914,360
Accumulated Amortization	(3,206,747)	(6,550,528)
Intangible assets, net	$40,157,085	$43,363,832

Other than the website as set forth in the table above, intangible assets are comprised of patents with estimated useful lives between approximately 1 to 15 years. The website was determined to have an estimated useful life of 3 years. Once placed in service, the Company will amortize the costs of intangible assets over their estimated useful lives on a straight-line basis.  Costs incurred to acquire patents, including legal costs, are also capitalized as long-lived assets and amortized on a straight-line basis with the associated patent. Amortization of patents is included in operating expenses as reflected in the accompanying consolidated statements of operations. The Company assesses fair market value for any impairment to the carrying values.  As of March 31, 2015 and December 31, 2014 management concluded that there was no impairment to the acquired assets.

Patent amortization expense for the three months ended March 31, 2015 and March 31, 2014 was $2,598,461 and $453,647, respectively. Future amortization of intangible assets, net of foreign currency translation adjustments is as follows:

2015	$7,351,255
2016	8,893,334
2017	6,477,020
2018	4,865,208
2019	3,959,391
2020 and thereafter	8,610,877
Total	$40,157,085

The Company made the following patent purchases:

●	In April 2013, the Company through its subsidiary, Relay IP, Inc. acquired a US patent for $350,000;
●	In April 2013, the Company acquired 10 US patents, 27 foreign patents and 1 patent pending from CyberFone Systems valued at $1,135,512;
●	In June 2013, in connection with the closing of a licensing agreement with Siemens Technology, we acquired a patent portfolio from that company valued at $1,000,000;
●	In September 2013, the Company acquired 14 US patents for a total purchase price of $1,100,000;
●	In November 2013, the Company acquired four patents for 150,000 shares of the Company’s Common Stock, which the Company valued at $718,500 based on the fair market value of the stock issued;
●
In December 2013, the Company acquired certain patents from Delphi Technologies, Inc. for $1,700,000 pursuant to a Patent Purchase Agreement entered into on October 31, 2013 and Amended on December 16, 2013;

●	In December 2013, in connection with a licensing agreement with Zhone, the Company acquired a portfolio of patents from Zhone;
●
In December 2013, in connection with a settlement and license agreement, we agreed to settle and release another defendant for past and future use of our patents, whereby the defendant agreed to assign and transfer 2 U.S. patents and rights to the Company;

●
In May 2014, we acquired ownership rights of Dynamic Advances, LLC, a Texas limited liability company, IP Liquidity Ventures, LLC, a Delaware limited liability company, and Sarif Biomedical, LLC, a Delaware limited liability company, all of which hold patent portfolios or contract rights to the revenue generated from the patent portfolios;

●	In June 2014, we acquired Selene Communication Technologies, LLC, which holds multiple patents in the search and network intrusion field;
●	In August 2014, we acquired patents from Clouding IP LLC, with such patents related to network and data management technology;
●	In September 2014, we acquired TLI Communications, which owns a single patent in the telecommunication field;
●	In October 2014, we acquired three patent portfolios from MedTech Development, LLC, which owns medical technology patents.

As of March 31, 2015, the Company’s patent portfolios consist of 360 U.S. and foreign patents, twenty-three patent applications and contract rights to ten patents. In the aggregate, the earliest date for expiration of a patent in the Company’s patent portfolio is past (the patent is expired, but patent rules allow for six year look-back for royalties), the median expiration date for patents in the Company’s portfolio is June 17, 2017, and the latest expiration date for a patent in any of the Company’s patent portfolios is July 29, 2029.  A summary of the Company’s patent portfolios is as follows:

Number of Patents	Earliest Expiration Date	Median Expiration Date	Latest Expiration Date	Subject Matter
17	09/15/16	09/15/15	01/22/18	Communication and PBX equipment
60	Expired	10/05/21	03/29/29	Network and data management
5	09/17/21	08/11/22	08/19/23	Web page content translator and device-to-device transfer system
37	Expired	09/15/15	11/11/17	Telephony and data transactions
4	Expired	10/02/17	03/06/23	Natural language interface
4	04/27/20	11/17/23	07/18/24	Manufacturing schedules using adaptive learning
2	11/14/15	09/09/16	07/17/17	Asynchronous communications
6	Expired	06/06/15	07/26/20	Pharmaceuticals / tire pressure systems
10	Expired	09/25/17	08/27/22	Automotive
167	Expired	06/01/18	07/29/29	Medical technology
1	Expired	Expired	Expired	Multicasting
3	03/13/18	03/13/18	11/16/23	Centrifugal communications
5	Expired	Expired	Expired	Microsurgery equipment
3	05/05/18	11/23/20	11/28/21	Communications
7	03/10/14	12/01/15	08/06/22	Automotive
6	06/17/17	06/17/17	06/17/17	Telecommunications
33	Expired	12/21/16	03/09/18	Computer networking and operations

NOTE 5 - STOCKHOLDERS' EQUITY

On December 7, 2011, the Company increased its authorized capital to 200,000,000 shares of Common Stock from 75,000,000 shares, changed the par value to $0.0001 per share from $.001 per share, and authorized 100,000,000 shares of preferred stock, par value $0.0001 per share.

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

On September 17, 2014, the Company entered into a consulting agreement (the “GRQ Consulting Agreement”) with GRQ Consultants, Inc. (“GRQ”), pursuant to which GRQ shall provide certain consulting services including, but not limited to, advertising, marketing, business development, strategic and business planning, channel partner development and other functions intended to advance the business of the Company.  As consideration, GRQ shall be entitled to 200,000 shares of the Company’s Series B Convertible Preferred Stock, 50% of which vested upon execution of the GRQ Consulting Agreement, and 50% of which shall vest in six (6) equal monthly installments of commencing on October 17, 2014.  The first tranche of 100,000 shares of Series B Convertible Preferred Stock was issued to GRQ on October 6, 2014. In addition, the GRQ Consulting Agreement allows for GRQ to receive additional shares of Series B Convertible Preferred Stock upon the achievement of certain performance benchmarks. All shares of Series B Convertible Preferred Stock issuable to GRQ shall be pursuant to the 2014 Plan (as defined below) and shall be subject to shareholder approval of the 2014 Plan on or prior to September 16, 2015. The GRQ Consulting Agreement contains an acknowledgement that the conversion of the preferred stock into shares of the Company’s common stock is precluded by the equity blockers set forth in the certificate of designation and in Section 17 of the 2014 Plan to ensure compliance with NASDAQ Listing Rule 5635(d).

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

On April 22, 2014, the Company issued 300,000 shares of Restricted Common Stock to TT IP LLC pursuant to the acquisition of patents on November 13, 2013.

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

On September 16, 2014, the Company issued to two of its independent board members, in lieu of cash compensation, 6,178 shares of Restricted Common Stock.  The shares shall vest quarterly over twelve (12) months commencing on the date of grant.

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

On November 19, 2014, the Board of Directors of the Company declared a stock dividend (“Dividend”) pursuant to which holders of the Company’s Common Stock as of the close of business of the record date of December 15, 2014 shall receive one additional share of Common Stock at the close of business on December 22, 2014 for each share of Common Stock held by such holders.  Throughout this report, all share and per share values for all periods presented in the accompanying consolidated financial statements are retroactively restated for the effect of the stock dividend.

For the three months ended December 31, 2014, certain holders of warrants exercised their warrants in a cashless, net exercise basis in exchange for 29,230 shares of the Company’s Common Stock.

On January 29, 2015, the Company issued 134,409 shares of the Company’s Common Stock to DBD Credit Funding, LLC (“DBD”), an affiliate of Fortress Credit Corp. (“Fortress”), pursuant to the Fortress transaction as set forth in Note 6.

For the three months ended March 31, 2015, certain holders of warrants exercised their warrants to purchase, in cash, 5,000 shares of the Company’s Common Stock.

Common Stock Warrants

On May 1, 2014, the Company issued warrants to purchase 511,790 shares of Common Stock, at a price of $3.75 per share of Common Stock, pursuant to the Private Placement described in detail below.  The Company reviewed the issuance of warrants, done in conjunction with the financing closed on May 1, 2014, and determined that pursuant to ASC 480 and ASC 815, the warrants met the requirement to be classified as equity and were booked as Additional Paid-in Capital.

In conjunction with the issuance of $5,550,000 in convertible debt on October 16, 2014, the Company issued two-year Warrants to purchase 258,998 shares of the Company’s Common Stock, par value $0.0001 per share pursuant to a securities purchase agreement. The warrants were valued at $164,020 and were recorded as a discount to the fair value of the convertible notes. The Warrants are initially convertible into shares of the Company’s Common Stock at an exercise price of $8.25 per share. The conversion and exercise prices are subject to adjustment in the event of certain events, including stock splits and dividends. The Company reviewed the instruments in the context of ASC 480 and determined that the convertible notes should be recorded as a liability and analyzed the conversion feature and bifurcation pursuant to ASC 815 and ASC 470, respectively, to determine that the was no beneficial conversion feature and that the convertible notes should not be bifurcated.

On January 29, 2015, the Company and certain of its subsidiaries entered into a series of Agreements including a Securities Purchase Agreement (“Fortress Purchase Securities Agreement”) with DBD, an affiliate of Fortress, under which the Company issued a five-year warrant (“Fortress Warrant”) to purchase 100,000 shares of the Company’s Common Stock exercisable at $7.44 per share, subject to adjustment.  The Company reviewed the instruments in the context of ASC 480 and determined that the notes should be recorded as a liability and analyzed bifurcation pursuant to ASC 470, to determine that the notes and warrants should not be bifurcated.

During the nine months ended March 31, 2015, the Company recorded stock based compensation expense of $3,465 in connection with vested warrants. At March 31, 2015, there was a total of $0 of unrecognized compensation expense related to this non-vested warrant-based compensation arrangement.  The warrant was valued at the time of grant on January 26, 2012, based on the Black-Scholes model, using the strike and market prices of $3.25 per share, the term of 10 years, volatility of 191% based on the closing price of the 50 trading sessions immediately preceding the grant and a discount rate as published by the Federal Reserve of 1.96%.

A summary of the status of the Company's outstanding stock warrants at March 31, 2015 is as follows:
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Balance at December 31, 2014	1,926,308	$4.10	1.55
Granted	100,000	$7.44	4.84
Cancelled	-	-	-
Forfeited	-	-	-
Exercised	5,000	$3.75	1.09
Balance at March 31, 2015	2,021,308	4.27	1.48

Warrants exercisable at March 31, 2015	2,021,308
Weighted average fair value of warrants granted during the period		$3.19

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

Common Stock Options

On April 15, 2014, the Company issued a new board member a five (5) year option to purchase an aggregate of 20,000 shares of the Company’s Common Stock with an exercise price of $3.295 per share, subject to adjustment, which shall vest in twelve (12) monthly installments commencing on the date of grant. The option was valued based on the Black-Scholes model, using the strike and market prices of $3.295 per share, life of three years, volatility of 51% based on the closing price of the 50 trading sessions immediately preceding the grant and a discount rate as published by the Federal Reserve of 0.84%.

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

On October 31, 2014, the Company issued to a consultant, a five (5) year options to purchase an aggregate of 30,000 shares of the Company’s Common Stock with an exercise price of $6.40 per share, subject to adjustment, which shall vest in twenty-four (24) equal installments on each monthly anniversary of the grant. The options were valued based on the Black-Scholes model, using the strike and market prices of $6.40 per share, an expected term of 3.25 years, volatility of 49% based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve of 1.03%.

On February 5, 2015 the Company issued to a consultant, a five (5) year options to purchase an aggregate of 25,000 shares of the Company’s Common Stock with an exercise price of $6.80 per share, subject to adjustment, which shall vest in twenty-four (24) equal installments on each monthly anniversary of the grant. The options were valued based on the Black-Scholes model, using the strike and market prices of $6.80 per share, an expected term of 3.25 years, volatility of 47% based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve of 0.92%.

On March 6, 2015 the Company issued a new board member a five (5) year options to purchase an aggregate of 20,000 shares of the Company’s Common Stock with an exercise price of $7.37 per share, subject to adjustment, which shall vest in twelve (12) equal installments on each monthly anniversary of the grant. The options were valued based on the Black-Scholes model, using the strike and market prices of $7.37 per share, an expected term of 3.00 years, volatility of 41% based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve of 1.16%.

On March 18, 2015 the Company issued a new board member a five (5) year options to purchase an aggregate of 20,000 shares of the Company’s Common Stock with an exercise price of $6.61 per share, subject to adjustment, which shall vest in twelve (12) equal installments on each monthly anniversary of the grant. The options were valued based on the Black-Scholes model, using the strike and market prices of $6.61 per share, an expected term of 3.00 years, volatility of 41% based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve of 0.92%.

For the three months ended March 31, 2015 the Company recorded option-based compensation expenses of $683,010. At March 31, 2015, there was a total of $3,474,770 of unrecognized compensation expense related to these non-vested option-based compensation arrangements discussed above.

A summary of the stock options as of March 31, 2015 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
Balance at December 31, 2014	3,017,690	$4.64	7.77
Granted	65,000	$6.92	4.93
Cancelled	-	$-	-
Forfeited	418,349	$5.71	9.19
Exercised	-	$-	-
Balance at March 31, 2015	2,664,342	$4.52	7.16

Options Exercisable at March 31, 2015	1,239,781
Options expected to vest	1,424,560
Weighted average fair value of options granted during the period		$2.12

Stock options outstanding at March 31, 2015 as disclosed in the above table have approximately $4,006,633 in intrinsic value at March 31, 2015.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Fortress Transaction

On January 29, 2015, the Company and certain of its subsidiaries (each a “Subsidiary”) entered into a series of Agreements including Fortress Securities Purchase Agreement and a Subscription Agreement with DBD, an affiliate of Fortress, under which the Company sold to the purchasers: (i) $15,000,000 original principal amount of Senior Secured Notes (“Fortress Notes”), (ii) a right to receive a portion of certain proceeds from monetization net revenues received by the Company (after receipt by the Company of $15,000,000 of monetization net revenues and repayment of the Fortress Notes),  (the “Revenue Stream”), (iii) a five-year Fortress Warrant to purchase 100,000 shares of the Company’s Common Stock exercisable at $7.44 per share, subject to adjustment; and (iv) 134,409 shares of the Company’s Common Stock.  Under the Fortress Purchase Agreement, the Company has the right to require the purchasers to purchase an additional $5,000,000 of Notes (which will increase proportionately the Revenue Stream), subject to the achievement of certain milestones, and further contemplates that Fortress may, but is not obligated to, fund up to an additional $30,000,000, on equivalent economic terms.   The Company may use the proceeds to finance the monetization of its existing assets, provide further expansion capital for new acquisitions, to repay existing debt (including without limitation, the Company's 11% convertible notes issued October 9, 2013 and for general working capital and corporate purposes.

Pursuant to the Purchase Agreement entered into on January 29, 2015, the Company issued to Fortress a Note in the original principal amount of $15,000,000 (the “Initial Note”). The Initial Note matures on July 29, 2018. If any additional Notes are issued pursuant to the Fortress Securities Purchase Agreement, the maturity date of such additional Fortress Notes shall be 42 months after issuance. The unpaid principal amount of the Initial Note (including any PIK Interest, as defined below) shall bear cash interest at a rate equal to LIBOR plus 9.75% per annum; provided that upon and during the continuance of an Event of Default (as defined in the Fortress Securities Purchase Agreement), the interest rate shall increase by an additional 2% per annum.  As of March 31, 2015, the twelve-month LIBOR USD rate was 0.699%. Interest on the Initial Note shall be paid on the last business day of each calendar month (the “Interest Payment Date”), commencing January 31, 2015.  Interest shall be paid in cash except that 2.75% per annum of the interest due on each Interest Payment Date shall be paid-in-kind, by increasing the principal amount of the Notes by the amount of such interest, effective as of the applicable Interest Payment Date (“PIK Interest”).  PIK Interest shall be treated as added principal of the Initial Note for all purposes, including interest accrual and the calculation of any prepayment premium.

The Fortress Securities Purchase Agreement contains certain customary events of default, and also contains certain covenants including a requirement that the Company maintain minimum liquidity of $1,000,000 in unrestricted cash and cash equivalents and that the Company shall have Monetization Revenues (as defined in the Fortress Purchase Agreement) for each of the four fiscal quarters commencing December 31, 2014 of at least $15,000,000.

The terms of the Fortress Warrant provide that until January 29, 2020, the Fortress Warrant may be exercised for cash or on a cashless basis. Exercisability of the Fortress Warrant is limited if, upon exercise, the holder would beneficially own more than 4.99% of the Company’s Common Stock.

As part of the transaction, DBD entered into a lock-up agreement (the “Lock-Up Agreement”) pursuant to which the parties and certain related holders agreed until the earlier of 12 months or acceleration of an Event of Default (as defined in the Fortress Securities Purchase Agreement), that they will not, directly or indirectly, (i) offer, sell, offer to sell, contract to sell, hedge, hypothecate, pledge, sell any option or contract to purchase any option or contract to sell, grant any option, right or warrant to purchase or sell (or announce any offer, sale, offer of sale, contract of sale, hedge, hypothecation, pledge, sale of any option or contract to purchase, purchase of any option or contract of sale, grant of any option, right or warrant to purchase or other sale or disposition), or otherwise transfer or dispose of (or enter into any transaction or device that is designed to, or could be expected to, result in the disposition by any person at any time in the future), the Lock-Up Shares (as defined in the Lock-Up Agreement), beneficially owned, within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by such Holder and his/her Related Group (as such terms are defined in the Lock-Up Agreement) on the date of the Lock-Up Agreement or thereafter acquired or (ii) enter into any swap or other agreement or any transaction that transfers, in whole or in part, directly or indirectly, the economic consequence of ownership of the Lock-Up Shares, whether or not any such swap or transaction described in clause (i) or (ii) above is to be settled by delivery of any Lock-Up Shares.  The Holders may purchase additional shares of the Company’s Common Stock during the Lock-Up Period (as defined in the Lock-Up Agreement) to the extent that such purchase only increases the net holding of the Holders in the Company.

In connection with the transactions described above, TechDev, Audrey Spangenberg, Erich Spangenberg, and Granicus (the “Spangenberg Holders”) entered into a lock-up agreement (the “Spangenberg Lockup”) with respect to 1,626,924 shares of Common Stock, 48,078 shares of Common Stock underlying warrants, and 782,000 shares of Common Stock underlying preferred stock, pursuant to which the Spangenberg Holders agreed that until payment in full of the Note Obligations (as defined in the Fortress Notes), which shall include but not be limited to all principal and interest on outstanding Notes pursuant to the Purchase Agreement, the Spangenberg Holders and certain related parties agreed that they will not, directly or indirectly, (i) offer, sell, offer to sell, contract to sell, hedge, hypothecate, pledge, sell any option or contract to purchase any option or contract to sell, grant any option, right or warrant to purchase or sell (or announce any offer, sale, offer of sale, contract of sale, hedge, hypothecation, pledge, sale of any option or contract to purchase, purchase of any option or contract of sale, grant of any option, right or warrant to purchase or other sale or disposition), or otherwise transfer or dispose of (or enter into any transaction or device that is designed to, or could be expected to, result in the disposition by any person at any time in the future), more than 5% of the Spangenberg Lockup shares (as defined in the Spangenberg Lock-Up Agreement), beneficially owned, within the meaning of Rule 13d-3 under the Exchange Act, by such Holder and his/her Related Group (as such terms are defined in the Spangenberg Lock-Up Agreement) on the date of the Spangenberg Lock-Up Agreement or thereafter acquired or (ii) enter into any swap or other agreement or any transaction that transfers, in whole or in part, directly or indirectly, the economic consequence of ownership of more than 5% of the Spangenberg Lock-Up Shares, whether or not any such swap or transaction described in clause (i) or (ii) above is to be settled by delivery of any Lock-Up Shares. The Spangenberg Holders may purchase additional shares of the Company’s Common Stock during the Lock-Up Period (as defined in the Spangenberg Lock-Up Agreement) to the extent that such purchase only increases the net holding of the Holders in the Company.

Pursuant to the Fortress Securities Purchase Agreement, as security for the payment and performance in full of the Secured Obligations (as defined in the Fortress Securities Purchase Agreement) in favor of DBD, the Company and certain subsidiaries executed and delivered in favor of DBD a Security Agreement (“Security Agreement”) and a Patent Security Agreement (“Patent Security Agreement”), including a pledge of the Company’s interests in certain of its subsidiaries. As further set forth in the Security Agreement, repayment of the Note Obligations is secured by a first priority lien and security interest in all of the assets of the Company, subject to permitted liens on permitted indebtedness that existed as of January 29, 2015. The security interest does not include a lien on the assets held by Orthophoenix, LLC. Certain subsidiaries of the Company (excluding Orthophoenix) also executed guarantees in favor of the purchasers (each, a “Guaranty”), guaranteeing the Note Obligations.  As required by the terms of certain notes issued by the Company in October 2014 (“October Notes”), the October Note holders consented to the transactions described herein.

Within thirty days, the Company was required to open a cash collateral account into which all Company revenue shall be deposited and which shall be subject to a control agreement outlining the disbursement in accordance with the terms of the Fortress Securities Purchase Agreement of all proceeds.

Pursuant to the Fortress Securities Purchase Agreement, the Company entered into the Fortress Patent License Agreement with DBD pursuant to which the Company agreed to grant to the Licensee certain rights, including right to license certain patents and patent applications, which licensing rights to be available solely upon an acceleration of the Note Obligations, as provided in the Fortress Securities Purchase Agreement.

Office Lease

In October 2013, the Company entered into a net-lease for its current office space in Los Angeles, California.  The lease will commence on May 1, 2014 and runs for seven years through April 30, 2021, with monthly lease payment escalating each year of the lease.  In addition, to paying a deposit of $7,564 and the monthly base lease cost, the Company is required to pay pro rata share of operating expenses and real estate taxes.  Under the terms of the lease, the Company will not be required to pay rent for the first five months but must remain in compliance with the terms of the lease to continue to maintain that benefit.  In addition, the Company has a one-time option to terminate the lease in the 42th month of the lease.  Minimum future lease payments under this lease at March 31, 2015, for the next five years and thereafter are as follows:

2015 (Nine Months)	$49,483
2016	68,244
2017	71,288
2018	74,540
2019	77,872
Thereafter	108,840
Total	$450,267

Litigation

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

On March 13, 2015, the Company settled a dispute with a former consultant whereby the Company issued the consultant 60,000 shares of Common Stock for a full release of all claims.

NOTE 7 – SUBSEQUENT EVENTS

On April 7, 2015 (the “Effective Date”), the Company entered into a consulting agreement (the “Consulting Agreement”) with Richard Chernicoff, a member of the Company’s Board of Directors, pursuant to which Mr. Chernicoff shall provide certain services to the Company, including serving as the interim General Counsel and interim General Manager of commercial product commercialization development. Pursuant to the terms of the Consulting Agreement, Mr. Chernicoff shall receive a monthly retainer of $27,000 and subject to shareholder approval and pursuant to the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), a ten (10) year stock option to purchase 280,000 shares of the Company’s common stock (the “Award”).  The stock options shall have an exercise price of $6.76 per share, the closing price of the Company’s common stock on the date immediately prior to the Board of Directors approval of such stock options and the options shall vest as follows: 25% of the Award shall vest on the 12 month anniversary of the Effective Date and thereafter 2.083% on the 21st day of each succeeding calendar month for the following twelve months, provided Mr. Chernicoff continues to provide services (in addition to as a member of the Company’s Board of Directors) at the time of vesting.  The Award shall be subject in all respects to the terms of the 2014 Plan. Notwithstanding anything herein to the contrary, the remainder of the Award shall be subject to the following as an additional condition of vesting: (A) options to purchase 70,000 shares of the Company’s common stock under the Award shall not vest at all unless the price of the Company’s common stock while Mr. Chernicoff continues as an officer and/or director reach $8.99 and (B) options to purchase 70,000 shares of the Company’s common stock under the Award shall not vest at all unless the price of the Company’s common stock while Mr. Chernicoff continues as an officer and/or director reach $10.14.

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

Our principal office is located at 11100 Santa Monica Blvd., Suite 380, Los Angeles, CA 90225. Our telephone number is (703) 232-1701.

We were incorporated in the State of Nevada on February 23, 2010 under the name “Verve Ventures, Inc.” On December 7, 2011, we changed our name to “American Strategic Minerals Corporation” and were engaged in exploration and potential development of uranium and vanadium minerals business. During June 2012, we discontinued our minerals business and began to invest in real estate properties in Southern California. In November 2012, we discontinue our real estate business.

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

On November 19, 2014, the Board of Directors of the Company declared a stock dividend (“Dividend”) pursuant to which holders of the Company’s Common Stock as of the close of business of the record date of December 15, 2014 shall receive one additional share of Common Stock at the close of business on December 22, 2014 for each share of Common Stock held by such holders.  Throughout this report, all share and per share values for all periods presented in the accompanying consolidated financial statements are retroactively restated for the effect of the stock dividend.

Throughout this Report, each instance in which we refer to a number of shares of our Common Stock, refers to the number of shares of Common Stock after giving effect to the Reverse Split and the Dividend, unless otherwise indicated.

Fortress Transaction

On January 29, 2015, the Company and certain of its subsidiaries (each a “Subsidiary”) entered into a series of Agreements including Fortress Securities Purchase Agreement and a Subscription Agreement with DBD, an affiliate of Fortress, under which the Company sold to the purchasers: (i) $15,000,000 original principal amount of Senior Secured Notes (“Fortress Notes”), (ii) a right to receive a portion of certain proceeds from monetization net revenues received by the Company (after receipt by the Company of $15,000,000 of monetization net revenues and repayment of the Fortress Notes),  (the “Revenue Stream”), (iii) a five-year Fortress Warrant to purchase 100,000 shares of the Company’s Common Stock exercisable at $7.44 per share, subject to adjustment; and (iv) 134,409 shares of the Company’s Common Stock.  Under the Fortress Purchase Agreement, the Company has the right to require the purchasers to purchase an additional $5,000,000 of Notes (which will increase proportionately the Revenue Stream), subject to the achievement of certain milestones, and further contemplates that Fortress may, but is not obligated to, fund up to an additional $30,000,000, on equivalent economic terms.   The Company may use the proceeds to finance the monetization of its existing assets, provide further expansion capital for new acquisitions, to repay existing debt (including without limitation, the Company's 11% convertible notes issued October 9, 2013 and for general working capital and corporate purposes.

Pursuant to the Purchase Agreement entered into on January 29, 2015, the Company issued to Fortress a Note in the original principal amount of $15,000,000 (the “Initial Note”). The Initial Note matures on July 29, 2018. If any additional Notes are issued pursuant to the Fortress Securities Purchase Agreement, the maturity date of such additional Fortress Notes shall be 42 months after issuance. The unpaid principal amount of the Initial Note (including any PIK Interest, as defined below) shall bear cash interest at a rate equal to LIBOR plus 9.75% per annum; provided that upon and during the continuance of an Event of Default (as defined in the Fortress Securities Purchase Agreement), the interest rate shall increase by an additional 2% per annum.  As of March 31, 2015, the twelve-month LIBOR USD rate was 0.699%. Interest on the Initial Note shall be paid on the last business day of each calendar month (the “Interest Payment Date”), commencing January 31, 2015.  Interest shall be paid in cash except that 2.75% per annum of the interest due on each Interest Payment Date shall be paid-in-kind, by increasing the principal amount of the Notes by the amount of such interest, effective as of the applicable Interest Payment Date (“PIK Interest”).  PIK Interest shall be treated as added principal of the Initial Note for all purposes, including interest accrual and the calculation of any prepayment premium.

The Fortress Securities Purchase Agreement contains certain customary events of default, and also contains certain covenants including a requirement that the Company maintain minimum liquidity of $1,000,000 in unrestricted cash and cash equivalents and that the Company shall have Monetization Revenues (as defined in the Fortress Purchase Agreement) for each of the four fiscal quarters commencing December 31, 2014 of at least $15,000,000.

The terms of the Fortress Warrant provide that until January 29, 2020, the Fortress Warrant may be exercised for cash or on a cashless basis. Exercisability of the Fortress Warrant is limited if, upon exercise, the holder would beneficially own more than 4.99% of the Company’s Common Stock.

As part of the transaction, DBD entered into a lock-up agreement (the “Lock-Up Agreement”) pursuant to which the parties and certain related holders agreed until the earlier of 12 months or acceleration of an Event of Default (as defined in the Fortress Securities Purchase Agreement), that they will not, directly or indirectly, (i) offer, sell, offer to sell, contract to sell, hedge, hypothecate, pledge, sell any option or contract to purchase any option or contract to sell, grant any option, right or warrant to purchase or sell (or announce any offer, sale, offer of sale, contract of sale, hedge, hypothecation, pledge, sale of any option or contract to purchase, purchase of any option or contract of sale, grant of any option, right or warrant to purchase or other sale or disposition), or otherwise transfer or dispose of (or enter into any transaction or device that is designed to, or could be expected to, result in the disposition by any person at any time in the future), the Lock-Up Shares (as defined in the Lock-Up Agreement), beneficially owned, within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by such Holder and his/her Related Group (as such terms are defined in the Lock-Up Agreement) on the date of the Lock-Up Agreement or thereafter acquired or (ii) enter into any swap or other agreement or any transaction that transfers, in whole or in part, directly or indirectly, the economic consequence of ownership of the Lock-Up Shares, whether or not any such swap or transaction described in clause (i) or (ii) above is to be settled by delivery of any Lock-Up Shares.  The Holders may purchase additional shares of the Company’s Common Stock during the Lock-Up Period (as defined in the Lock-Up Agreement) to the extent that such purchase only increases the net holding of the Holders in the Company.

In connection with the transactions described above, TechDev, Audrey Spangenberg, Erich Spangenberg, and Granicus (the “Spangenberg Holders”) entered into a lock-up agreement (the “Spangenberg Lockup”) with respect to 1,626,924 shares of Common Stock, 48,078 shares of Common Stock underlying warrants, and 782,000 shares of Common Stock underlying preferred stock, pursuant to which the Spangenberg Holders agreed that until payment in full of the Note Obligations (as defined in the Fortress Notes), which shall include but not be limited to all principal and interest on outstanding Notes pursuant to the Purchase Agreement, the Spangenberg Holders and certain related parties agreed that they will not, directly or indirectly, (i) offer, sell, offer to sell, contract to sell, hedge, hypothecate, pledge, sell any option or contract to purchase any option or contract to sell, grant any option, right or warrant to purchase or sell (or announce any offer, sale, offer of sale, contract of sale, hedge, hypothecation, pledge, sale of any option or contract to purchase, purchase of any option or contract of sale, grant of any option, right or warrant to purchase or other sale or disposition), or otherwise transfer or dispose of (or enter into any transaction or device that is designed to, or could be expected to, result in the disposition by any person at any time in the future), more than 5% of the Spangenberg Lockup shares (as defined in the Spangenberg Lock-Up Agreement), beneficially owned, within the meaning of Rule 13d-3 under the Exchange Act, by such Holder and his/her Related Group (as such terms are defined in the Spangenberg Lock-Up Agreement) on the date of the Spangenberg Lock-Up Agreement or thereafter acquired or (ii) enter into any swap or other agreement or any transaction that transfers, in whole or in part, directly or indirectly, the economic consequence of ownership of more than 5% of the Spangenberg Lock-Up Shares, whether or not any such swap or transaction described in clause (i) or (ii) above is to be settled by delivery of any Lock-Up Shares. The Spangenberg Holders may purchase additional shares of the Company’s Common Stock during the Lock-Up Period (as defined in the Spangenberg Lock-Up Agreement) to the extent that such purchase only increases the net holding of the Holders in the Company.

Pursuant to the Fortress Securities Purchase Agreement, as security for the payment and performance in full of the Secured Obligations (as defined in the Fortress Securities Purchase Agreement) in favor of DBD, the Company and certain subsidiaries executed and delivered in favor of DBD a Security Agreement (“Security Agreement”) and a Patent Security Agreement (“Patent Security Agreement”), including a pledge of the Company’s interests in certain of its subsidiaries. As further set forth in the Security Agreement, repayment of the Note Obligations is secured by a first priority lien and security interest in all of the assets of the Company, subject to permitted liens on permitted indebtedness that existed as of January 29, 2015. The security interest does not include a lien on the assets held by Orthophoenix, LLC. Certain subsidiaries of the Company (excluding Orthophoenix) also executed guarantees in favor of the purchasers (each, a “Guaranty”), guaranteeing the Note Obligations.  As required by the terms of certain notes issued by the Company in October 2014 (“October Notes”), the October Note holders consented to the transactions described herein.

Within thirty days, the Company was required to open a cash collateral account into which all Company revenue shall be deposited and which shall be subject to a control agreement outlining the disbursement in accordance with the terms of the Fortress Securities Purchase Agreement of all proceeds.

Pursuant to the Fortress Securities Purchase Agreement, the Company entered into the Fortress Patent License Agreement with DBD pursuant to which the Company agreed to grant to the Licensee certain rights, including right to license certain patents and patent applications, which licensing rights to be available solely upon an acceleration of the Note Obligations, as provided in the Fortress Securities Purchase Agreement.

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

Results of Operations

For the Three Months Ended March 31, 2015 and 2014

We generated revenues of $4,093,869 during the three months ended March 31, 2015 as compared to $2,780,000 during the three months ended March 31, 2014.  For the three months ended March 31, 2015, this represented an increase of $1,313,869 or 47%. Revenue for the three months ended March 31, 2015 was derived from both the issuance of one-time patent licenses and recurring royalty and for the three months ended March 31, 2014 revenue was derived solely from the issuance of one-time patent licenses.  The growth in revenue from 2014 to 2015 resulted from growth in the patent monetization business.

Revenues from the issuance of licenses to certain of the Company’s patent portfolios accounted for approximately 95% and 100% of our revenues for the three months ended March 31, 2015 and March 31, 2014, respectively. For the three months ended March 31, 2015, revenues from the five largest settlement and license agreements accounted for approximately 87% of the Company’s revenues, whereas revenues from three total settlement and license agreements accounted for 100% of the Company’s revenue for the period ending March 31, 2014.

While the Company has a growing portfolio of patents and did generate recurring revenue during the three months ended March 31, 2015, at this time, the Company expects that a significant portion of its future revenues will be based on one-time grants of similar non-recurring, non-exclusive, non-assignable licenses to a relatively small number of entities and their affiliates. Further, with the expected small number of firms with which the Company enters into license agreements, and the amount and timing of such license agreements, the Company also expects that its revenues may be highly variable from one period to the next.

Direct cost of revenues during the three months ended March 31, 2015 amounted to $4,328,165 and for the three months ended March 31, 2014, the direct cost of revenues amounted to $1,110,579. For the three months ended March 31, 2015, this represented an increase of $3,217,586 or 290%. Direct costs of revenue include contingent payments to patent enforcement legal costs, patent enforcement advisors and inventors as well as various non-contingent costs associated with enforcing the Company’s patent rights and otherwise in developing and entering into settlement and licensing agreements that generate the Company’s revenue.  For the three months ended March 31, 2015, the Company had higher costs associated with experts and a non-contingent engagement with litigation counsel for numerous enforcement actions with scheduled trial dates over the next three to six months.

We incurred other operating expenses of $6,065,174 for the three months March 31, 2015 and $1,951,254 for the three months March 31, 2014.  For the three months ended March 31, 2015, this represented an increase of $4,113,920 or 211%. These expenses primarily consisted of amortization of patents, general expenses, compensation to our officers, directors and employees, professional fees and consulting incurred in connection with the day-to-day operation of our business.

The operating expenses consisted of the following:
	Total Other Operating Expenses
	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014

Amortization of patents and website (1)	2,598,461	455,063
Compensation and related taxes (2)	1,581,074	729,987
Consulting fees (3)	896,543	428,107
Professional fees (4)	769,615	256,855
Other general and administrative (5)	219,481	82,658
Total	6,065,174	1,952,670

Operating expenses for the three months ended March 31, 2015 and March 31, 2014 include non-cash operating expenses totaling $4,059,413 and $1,1134,274, respectively. Non-cash operating expenses consisted of the following:

	Non-Cash Operating Expenses
	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014

Amortization of patents and website (1)	2,598,461	453,647
Compensation and related taxes (2)	637,308	364,526
Consulting fees (3)	813,248	310,351
Professional fees (4)	8,527	5,750
Other general and administrative (5)	-	-
Total	4,057,544	1,134,274

(1)
Amortization of  patents and website: Amortization expenses were $2,598,461 and $453,647 during the three months ended March 31, 2015 and 2014, respectively, an increase of $2,144,814 or 473%. The increase results from the significant number of patents and patent portfolios we have added during the last nine months of 2014. The Company has acquired ownership of or contractual rights to ten patent portfolios during the last nine months of 2014.  When the Company acquires patents and patent rights, the Company capitalizes the cost of those assets and amortizes those costs over the remaining useful lives of the assets. All patent amortization expenses are non-cash expenses.

(2)
Compensation expense and related taxes: Compensation expense includes cash compensation and related payroll taxes and benefits, and non-cash equity compensation expenses. For the three months ended March 31, 2015 and 2014, respectively, compensation expense and related payroll taxes were $1,581,074 and $729,987, an increase of $851,087 or 117%. The increase in compensation primarily reflects bonuses paid during the three months ended March 31, 2015, an increase in cash compensation, payroll taxes and benefits to our employees, and an increase in the number of employees. During the three months ended March 31, 2015 and 2014, we recognized non-cash employee and board equity based compensation of $637,308 and $364,526, respectively.

(3)
Consulting fees: For the three months ended March 31, 2015 and 2014, we incurred consulting fees of $896,543 and $428,107, respectively, an increase of $468,436 or 109%. Consulting fees include both cash and non-cash related consulting fees primarily for investor relations and public relations services as well as other consulting services.  During the three months ended March 31, 2015 and 2014, we recognized non-cash equity based consulting of $813,248 and $310,351, respectively.  For the three months ended March 31, 2015, $750,328 of the non-cash equity based consulting expenses are non-recurring.

(4)
Professional fees:  For the three months ended March 31, 2015 and 2014, professional fees were $769,615 and $256,855, respectively, an increase of $512,760 or 200%.  Professional fees primarily reflect the costs of professional outside accounting fees, legal fees and audit fees.  The increase in professional fees for the three months ended March 31, 2015 over the three months ended March 31, 2014 related to professional outside legal, accounting and audit fees resulting from a substantially higher level of activity in the Company’s continuing patent acquisition and monetization operations and the costs associated with closing the Fortress transaction.  During the three months ended March 31, 2015 and 2014, we recognized non-cash equity based consulting of $8,527 and $5,750, respectively.

(5)
Other general and administrative expenses: For the three months ended March 31, 2015 and 2014, other general and administrative expenses were $219,481 and $82,658, respectively, an increase of $136,823 or 166%. General and administrative expenses reflect the other non-categorized operating costs of the Company and include expenses related to being a public company, rent, insurance, technology and other expenses incurred to support the operations of the Company.  The increase in general and administrative costs in the three months ended March 31, 2015 over the three months ended March 31, 2014 resulted from an increase in these expenses, including opening an office in Germany, in support of the continued expansion of the operations of the Company.

Operating Income (Loss)

We reported operating income (loss) of $(6,299,470) for the three months ended March 31, 2015 and operating income (loss) of $(281,833), for the three months ended March 31, 2014.  For the three months ended March 31, 2015, this represented a decrease of $6,017,637. The increased loss from operations in 2015 relative to 2014 was primarily attributable to the increase in enforcement costs as a result of increased revenues, preparation for upcoming trials and a fixed fee engagement arrangement with litigation counsel associated with a portfolio that the Company acquired in June 2014.

Other Income (Expense)

Total other income (expenses) was $(970,940) for the three months ended March 31, 2015 and $227 for the three months ended March 31, 2014. For the three months ended March 31, 2015, this represented a decrease in other income of $971,167.  The principal component of the decrease in the other income (loss) for the three months ended March 31, 2015 was cash and non-cash interest expenses associated with debt incurred by the Company.

Income Tax Benefit

We recognized an income tax benefit in the amount of $2,488,839 for the three months ended March 31, 2015. There were no income tax benefits for the three months ended March 31, 2014.

Net Income (Loss)

We reported net income (loss) of $(4,781,571) for the three months ended March 31, 2015 and net income (loss) of $(281,606) for the three months ended March 31, 2014.  For the three months ended March 31, 2015, this represented a reduction in net income of $4,499,965.

Non-GAAP Reconciliation

The Company incurred total net non-cash expenses in the amount of $2,190,246 and $852,668 for the three months ended March 31, 2015 and March 31, 2014, respectively. The details of those expenses and non-GAAP reconciliation of these non-cash items are set forth below:

	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014
Net loss attributable to Common Shareholders	(4,781,571)	(281,606)
Non-GAAP
Amortization of intangible assets & depreciation	2,600,330	455,063
Equity-based compensation	1,459,083	680,627
Non-cash interest expense	613,719	-
Deferred tax benefit	(2,488,839)	-
Other	(3,063)	-
Non-GAAP profit (loss)	(2,600,341)	854,084

The following table sets forth the computation of basic and diluted loss per share on a Non-GAAP basis:

	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014
Non-GAAP net income (loss)	$(2,600,341)	$854,084

Denominator
Denomintor for basic and diluted loss per share
(weighted-average shares)	13,868,811	10,979,186

Non-GAAP earnings (Loss) per common share, basic and diluted:
Non-GAAP income (Loss)	$(0.19)	$0.08

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At March 31, 2015, the Company’s cash and cash equivalents balances totaled $9,477,969 compared to $5,082,569 at March 31, 2014.  The increase in the cash balances of $4,395,400 resulted primarily from cash received from net proceeds of the transaction entered into with Fortress on January 29, 2015, offset by use of cash in operations.

Net working capital improved by $11,038,146 to $(3,223,447) at March 31, 2015 from $(14,261,593) at December 31, 2014.  The improvement in net working capital resulted primarily from the replacement of short-term acquisition debt associated with the purchase of the Medtech Entities with long term debt associated with the Fortress transaction.

Cash provided (used) in operating activities was $(1,145,055) during the three months ended March 31, 2015 and cash provided (used) in operating activities of $1,800,367 during the three months ended March 31, 2014.

Cash used in investing activities was $37,147 for the three months ended March 31, 2015 versus $0 cash used in invested activities for the three months ended March 31, 2015. The use of cash during the three months ended March 31, 2015 was solely related to the purchases of property, equipment and other non-patent intangible assets.

Cash provided by financing activities was $5,568,750 during the three months ended March 31, 2015 versus $0 during the three months ended March 31, 2014.  Cash provided by financing activities for the three months ended March 31, 2015 resulted from the transaction entered into with Fortress on January 29, 2015, less repayment of general and patent portfolio acquisition debt, of equal or shorter terms, incurred during 2014.

Management believes that the balance of cash and cash equivalents of $9,477,969 at March 31, 2015 is sufficient to continue to fund the Company’s current operations.  However, the Company’s operations are subject to various risks and there is no assurance that changes in the operations of the Company will not require the Company to raise additional cash sooner than planned in order to continue uninterrupted operations.  In that event, the Company would seek to raise additional capital from the sale of the Company’s securities, from borrowing or from other sources.  Should the Company seek to raise capital from the issuances of its securities, such transactions would be subject to the risks of the market for the Company’s securities at the time.

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

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to our limited internal audit function, our Disclosure Controls were not effective as of March 31, 2015, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the President and Treasurer, as appropriate to allow timely decisions regarding disclosure.

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

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On March 13, 2015, the Company settled a dispute with a former consultant whereby the Company issued the consultant 60,000 shares of Common Stock for a full release of all claims.

Item 1A.  Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

All unregistered sales of equity securities during the quarter ended March 31, 2015 have been reported on Forms 8-K file with the SEC.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1
Revenue Sharing and Securities Purchase Agreement by and among Marathon Patent Group, Inc. and its subsidiaries and DBD Credit Funding LLC dated January 29, 2015 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 3, 2015).+

10.2	Note due July 29, 2018 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on February 3, 2015).
10.3	Warrant to Purchase Common Stock dated January 29, 2015 (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on February 3, 2015).
10.4
Subscription Agreement between Marathon Patent Group, Inc. and DBD Credit Funding LLC dated January 29, 2015 (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on February 3, 2015).

10.5
Security Agreement by and among Marathon Patent Group, Inc. and certain of its subsidiaries and DBD Credit Funding LLC dated January 29, 2015 (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on February 3, 2015).+

10.6
Patent Security Agreement by Marathon Patent Group, Inc. and certain of its subsidiaries in favor of DBD Credit Funding LLC dated January 29, 2015 (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on February 3, 2015).+

10.7
Lockup Agreement by and between DBD Credit Funding LLC and Marathon Patent Group, Inc. dated January 29, 2015 (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on February 3, 2015).

10.8
Lockup Agreement by and between TechDev Holdings, LLC, Audrey Spangenberg, Erich Spangenberg, Granicus IP, LLC and Marathon Patent Group, Inc. dated January 29, 2015 (Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the SEC on February 3, 2015).

10.9
Patent License Agreement by and among Marathon Patent Group, Inc. and certain of its subsidiaries and DBD Credit Funding LLC dated January 29, 2015 (Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the SEC on February 3, 2015).+

10.10
Guaranty Agreement by certain subsidiaries of Marathon Patent Group, Inc. in favor of DBD Credit Funding LLC dated January 29, 2015 (Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the SEC on February 3, 2015).

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

Date: May 14, 2015

MARATHON PATENT GROUP, INC.

By:	/s/ Doug Croxall
Name: Doug Croxall
Title: Chief Executive Officer and Chairman
(Principal Executive Officer)

By:	/s/ Francis Knuettel II
Name: Francis Knuettel II
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)