Form 10-Q
period 2015-06-30
Marathon Patent Group, Inc.
filed 2015-08-14
CIK 1507605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 14,323,809 shares of common stock are issued and outstanding as of August 11, 2015.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, “Marathon Patent Group, Inc.,” “we,” “us,” “our” and similar terms refer to Marathon Patent Group, Inc., a Nevada corporation, and subsidiaries.

-i-

Item 1. Financial Statements

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash	$1,487,242	$5,082,569
Accounts receivable - net of allowance for bad debt of $0 and $0 for June 30, 2015 and December 31, 2014	704,061	216,997
Bonds posted with courts	1,790,241	1,946,196
Prepaid expenses and other current assets	124,436	438,391
Total current assets	4,105,980	7,684,153

Other assets:
Property and equipment, net of accumulated depreciation of $40,385 and $16,135 for June 30, 2015 and December 31, 2014	70,738	53,828
Intangible assets, net of accumulated amortization of $12,043,560 and $6,550,528 for June 30, 2015 and December 31, 2014	46,597,522	43,363,832
Deferred tax assets	10,257,415	4,789,293
Goodwill	4,556,291	4,894,208
Total other assets	61,481,966	53,101,161

Total Assets	$65,587,946	$60,785,314

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,289,861	$3,293,746
Clouding IP earn out - current portion	883,484	2,092,000
Notes payable, net of discounts and loan fees of $676,182 and $82,010 for 6/30/15 and 12/31/14	17,394,103	16,560,000
Total current liabilities	23,567,448	21,945,746

Long-term liabilities
Notes payable, net of discount and loan fees of $1,804,517 and $64,925, for 6/30/15 and 12/31/14	15,608,198	5,403,065
Other non current liability	52,101	-
Deferred tax liability	1,256,480	1,823,884
Revenue sharing liability	1,000,000	-
Clouding IP earn out	6,264,215	7,360,000
Total long-term liabilities	24,180,994	14,586,949

Total liabilities	47,748,442	36,532,695

Stockholders' equity:
Preferred stock Series B, $.0001 par value, 50,000,000 shares authorized: 982,000 and 932,000 issued and outstanding at June 30, 2015 and December 31, 2014	98	93
Common stock, $.0001 par value, 200,000,000 shares authorized: 14,024,837 and 13,791,460 issued and outstanding at June 30, 2015 and December 31,2014	1,402	1,379
Additional paid-in capital	40,478,627	36,977,169
Accumulated other comprehensive loss	(1,018,691)	(388,357)
Accumulated deficit	(21,621,932)	(12,337,665)

Total stockholders' equity	17,839,504	24,252,619

Total liabilities and stockholders' equity	$65,587,946	$60,785,314

The accompanying notes are an integral part to these unaudited consolidated financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$1,368,986	$3,824,500	$5,462,855	$6,604,500

Expenses
Cost of revenues	3,860,210	1,753,833	8,188,375	2,864,412
Amortization of patents and website	3,029,000	938,679	5,627,461	1,392,326
Compensation and related taxes	1,087,058	712,131	2,668,132	1,442,118
Consulting fees	329,081	336,447	1,225,624	764,554
Professional fees	578,920	268,616	1,348,535	525,472
General and administrative	284,976	130,521	504,457	212,185
Patent impairment	766,498	-	766,498	-
Total operating expenses	9,935,743	4,140,227	20,329,082	7,201,067

Operating loss	(8,566,757)	(315,727)	(14,866,227)	(596,567)

Other income (expenses)
Foreign exchange gain/(loss)	1,899	-	(37,503)	-
Change in fair value adjustment of Clouding IP earn out	2,304,301	-	2,304,301	-
Other income	7,439	(2,770)	7,439	(2,770)
Interest income	-	266	2	494
Interest expense	(1,577,083)	(20)	(2,508,623)	(20)
Total other income	736,556	(2,524)	(234,384)	(2,296)

Loss before provision for income taxes	(7,830,201)	(318,251)	(15,100,611)	(598,863)

Income tax benefit	3,327,505	-	5,816,344	-

Net loss	(4,502,696)	(318,251)	(9,284,267)	(598,863)

Deemed dividends related to beneficial conversion feature of Series A preferred stock	-	(1,271,492)	-	(1,271,492)

Net loss attributable to common shareholders	$(4,502,696)	$(1,589,743)	$(9,284,267)	$(1,870,355)

Loss per common share, basic and diluted:	$(0.32)	$(0.14)	$(0.67)	$(0.17)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - Basic and Diluted	13,998,563	11,016,646	13,937,872	10,980,290

Other comprehensive income, net of tax:
Foreign currency translation adjustments	$319,905	$-	$(630,334)	$-

The accompanying notes are an integral part to these unaudited consolidated financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTHS	FOR THE SIX MONTHS
	ENDED	ENDED
	June 30, 2015	June 30, 2014
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(9,284,267)	$(598,863)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	3,758	2,833
Amortization of intangible assets	5,627,461	1,392,326
Non-cash equity compensation	1,413,724	1,234,983
Stock issued for services	750,334	-
Non-cash interest, discounts and financing costs	1,625,322	-
Deferred tax liability	(509,207)	-
Deferred tax assets	(5,307,139)	-
Impairment of IP	766,498	-
Change in fair value of Clouding IP earn out	(2,304,301)	-
Other non-cash adjustments	14,980	-

Changes in operating assets and liabilities
Accounts receivable	(487,328)	252,050
Prepaid expenses and other current assets	51,455	(218,037)
Accounts payable and accrued expenses	2,046,662	334,294

Net cash provided by (used in) operating activities	(5,592,048)	2,399,586

Cash flows from investing activities:
Acquisition of patents	-	(5,100,800)
Purchase of property, equipment, and other intangible assets	(20,668)	-
Net cash provided by (used in) investing activities	(20,668)	(5,100,800)

Cash flows from financing activities:
Payment on note payable in connection with the acquisition of IP Liquidity	-	(937,500)
Cash received upon exercise of warrant	-	138,222
Proceeds received from sale of Preferred Stock /common stock, net of issuance costs	-	6,388,266
Payment on note payable in connection with the acquisition of IP Liquidity	(1,109,375)	-
Payment on assumed note payable in connection with the acquisition of Orthophoenix	(5,000,000)	-
Payment on note payable in connection with the acquisition of Dynamic Advances	(2,624,375)	-
Payment on note payable in connection with the acquisition of Medtech and Orthophoenix	(4,200,000)	-
Payment on MdR Escrow (TLI)	(50,000)	-
Conversion of AP to note payable	705,093	-
Payment on note payable in connection with the acquisition of Sarif	(276,250)	-
Repayment on convertible notes	(5,050,000)	-
Cash received upon issuance of notes payable (net of issuance costs)	19,600,000	-
Cash received upon exercise of warrant	18,751	-
Net cash provided by financing activities	2,013,844	5,588,988

Effect of exchange rate changes on cash	3,545	-

Net increase in cash	(3,595,327)	2,887,774

Cash at beginning of period	5,082,569	3,610,261

Cash at end of period	$1,487,242	$6,498,035

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest expenses and loan fees	$805,106	$20
Taxes paid	$14,662	$-
Loan fees	$400,000	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Series B Preferred Stock issued in connection with the acquisition of Dynamic Advances, LLC	$-	$1,403,690
Series B Preferred Stock issued in connection with the acquisition of IP Liqudity Ventures, LLC	$-	$1,403,690
Common stock issued in connection with the acquisition of Selene Communication Technologies, LLC	$-	$980,000
Value of warrants pertaining to equity issuance	$-	$11,595
Notes payable in connection with the acquisition of Dynamic Advances, LLC, IP Liquidity Ventures, LLC, and Selene Communication Technologies, LLC	$-	$6,000,000
Common stock issued in conjunction with notes payable	$1,000,000	$-
Warrants issued in conjunction with note payable	$318,679	$-
Revenue share liability incurred in conjunction with note payable	$1,000,000	$-
Non-cash interest increase in debt assumed in the acquisition of Orthophoenix	$750,000	$-
Notes payable issued in conjunction with acquisition of BATO patent	$10,000,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

We acquire patents and patent rights from owners or other ventures and seek to monetize the value of the patents through litigation and licensing strategies, alone or with others.    Part of our acquisition strategy is to acquire or invest in patents and patent rights that cover a wide-range of subject matter which allows us to seek the benefits of a diversified portfolio of assets in differing industries and countries.  Generally, the patents and patent rights that we seek to acquire have large identifiable targets who are or have been using technology that we believe infringes our patents and patent rights.  We generally monetize our portfolio of patents and patent rights by entering into license discussions, and if that is unsuccessful, initiating enforcement activities against any infringing parties with the objective of entering into comprehensive settlement and license agreements that may include the granting of non-exclusive retroactive and future rights to use the patented technology, a covenant not to sue, a release of the party from certain claims, the dismissal of any pending litigation and other terms.  Our strategy has been developed with the expectation that it will result in a long-term, diversified revenue stream for the Company. As of June 30, 2015, we owned 381 U.S. and foreign patents and patent rights and ten patent applications.  As used in this report, the terms “we”, “us”, “our”, the “Company”, “Marathon Patent Group, Inc.” “Marathon”, and “MARA” mean Marathon Patent Group, Inc. and its subsidiaries, unless otherwise indicated.

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

On September 16, 2014, the board of directors of the Company approved and adopted, subject to shareholder approval on or prior to September 16, 2015, the Company’s 2014 Equity Incentive Plan.  The Company’s 2014 Equity Incentive Plan was approved by the shareholders of the Company at the annual meeting held on July 31, 2015.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The unaudited consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and present the consolidated financial statements of the Company and its wholly-owned subsidiaries. In the preparation of consolidated financial statements of the Company, all intercompany transactions and balances were eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company's consolidated financial position as of June 30, 2015, and the results of operations and cash flows for the three and six months ended June 30, 2015 have been included. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year. Other than where noted, the accounting policies and procedures employed in the preparation of these consolidated financial statements have been derived from the audited financial statements of the Company for the year ended December 31, 2014, which are contained in Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 26, 2015. The consolidated balance sheet as of December 31, 2014 was derived from those financial statements.

Cash

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. The Company’s accounts at this institution are insured up to $250,000 by the Federal Deposit Insurance Corporation ("FDIC"). As of June 30, 2015, the Company had bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.  Pursuant to the agreement with Fortress, the Company has agreed to a minimum cash covenant in the amount of $1,000,000.

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

Accounts Receivable

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote.  At June 30, 2015 and December 31, 2014, the allowance for bad debt was $0 and $0, respectively. Accounts receivable, net at June 30, 2015 and December 31, 2014, amounted to $704,061 and $216,997, respectively.  As of June 30, 2015, accounts receivable related to one license accounted for approximately 12% of the Company’s total accounts receivable, accounts receivable related to recurring royalties represented approximately 34% of total accounts receivable and the Company had a receivable from an indemnification claim to be paid by the seller of a portfolio purchased by the Company in the amount of $375,750 or 54% of total accounts receivable.  As of December 31. 2014, 86% of total accounts receivable were associated with outstanding recurring royalties and 14% were associated with one outstanding license payment.

Concentration of Revenue and Geographic Area

Patent license revenue from enforcement activities is from either the United States or Germany.  Revenue attributable to the United States involves US patents; revenue attributable to Germany is based on the enforcement of German patents and in the event that the Company enters into a worldwide license, the revenue is allocated between the two.  The Company does not currently have enforcement actions in any other countries.

Revenues from five licenses accounted for approximately 63% of the Company’s operating revenues for the three months ended June 30, 2015 and revenue from five licenses accounting for 100% of the revenue for the three months ended June 30, 2014.

For the Three Months Ended June 30, 2015			For the Three Months Ended June 30, 2014
Licensor	License Amount	% of Revenue	Licensor	License Amount	% of Revenue
Sarif Biomedical LLC	$325,000	24%	CRFD Research, Inc.	$2,800,000	73%
Selene Communication Technologies, LLC	$150,000	11%	IP Liquidity Ventures, LLC	$937,500	24%
E2E Processing, Inc.	$140,000	10%	Selene Communication Technologies, LLC	$75,000	2%
MedTech GmbH	$131,420	9%	Vantage Point Technology, Inc.	$11,000	0%
E2E Processing, Inc.	$120,000	9%	CyberFone Systems, LLC	$1,000	0%

	Total	63%		Total	100%

While the Company has a growing portfolio of patents, the Company has historically received a significant portion of its revenue and expects that a significant portion of its future revenues will be based on one-time grants of similar non-recurring, non-exclusive, non-assignable licenses to a relatively small number of entities and their affiliates. Further, with the expected small number of firms with which the Company enters into license agreements, and the amount and timing of such license agreements, the Company also expects that its revenues may be highly variable from one period to the next.

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

Also, due to the fact that the settlement element and license element for past and future use are the major central business, the Company does not present these two elements as different revenue streams in its statement of operations. The Company does not expect to provide licenses that do not provide some form of settlement or release. The Company derived approximately 79% and 100% of its revenues for the three months ended June 30, 2015 and June 30, 2014, respectively, and 91% and 100% of its revenues for the six months ended June 30, 2015 and June 30, 2014, respectively, from the one-time issuance of non-recurring, non-exclusive, non-assignable licenses for certain of the Company’s patents, with the balance comprised of recurring royalties and Opus subscription fees.

The Company’s subsidiaries entered into eight license agreements during the three months ended June 30, 2015.

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

Prepaid Expenses, Bonds Posted and Other Current Assets

Prepaid expenses and other current assets of $124,436 and $438,391 at June 30, 2015 and December 31, 2014, respectively, consist primarily of costs paid for future services and the unamortized portion of a convertible loan fee, which will occur within a year. Prepaid expenses include prepayments in cash and equity instruments for public relation services, business advisory, consulting, and prepaid insurance, which are being amortized over the terms of their respective agreements. In addition, the Company had outstanding litigation bonds in the amount of $1,790,241 and $1,946,196 at June 30, 2015 and December 31, 2014, respectively. These bonds were entered into in Germany after the first instance of litigation of some of the Company’s patents in German courts and the difference in the balance of the litigation bonds at December 31, 2014 versus June 30, 2015 is attributable solely to currency translation.

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

The carrying amounts reported in the consolidated balance sheet for cash, accounts receivable, bonds posted with courts, accounts payable, and accrued expenses, approximate their estimated fair market value based on the short-term maturity of these instruments. The carrying value of notes payable and other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to the Company.  Based on changes in the expected timing of proceeds from the Clouding portfolio of patents, the Company reduced the value of the Clouding IP earn out liability, a level 3 liability, in the amount of $2,304,301; a reduction in the short-term Clouding IP earn out liability represented $1,208,516 of this amount and a reduction in the long-term earn out liability represented $1,095,785 of this amount.  The Company used a discounted cash flow model as the valuation technique, using unobservable inputs of timing of proceeds and probability of revenue amounts to be recognized in the future. The Company treated this change in forecast for the Clouding portfolio of patents as a triggering event and recognized a patent impairment of $766,498, using the discounted cash flow model. A more detailed description can be found in Note 3 below.

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

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion and examination by a taxing authority without being legally extinguished. For a tax position considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The federal and state income tax returns of the Company are subject to examination by the Internal Revenue Service and state taxing authorities, generally for three years after they were filed. The Company is in the process of filing the previous year’s tax returns. After review of the prior year financial statements and the results of operations through June 30, 2015, the Company has recorded a deferred tax asset in the amount of $10,257,415, from which the Company expects to realize benefits in the future, and an deferred tax liability of $1,256,480.

The Company files U.S. and state income tax returns with varying statutes of limitations.  The 2011 through 2014 tax years generally remain subject to examination by federal and state tax authorities.

Basic and Diluted Net Earnings (Loss) per Share

Net earnings (loss) per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings (loss) per share does not include dilutive common stock equivalents in the weighted average shares outstanding, as they would be anti-dilutive. The Company has options to purchase 2,866,393 shares of common stock and warrants to purchase 2,021,308 shares of common stock outstanding at June 30, 2015, which were excluded from the computation of diluted shares outstanding, as they would have had an anti-dilutive impact on the Company’s net loss.

The following table sets forth the computation of basic and diluted loss per share:

	For the Three Months Ended June 30, 2015	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014
Net loss	(4,502,696)	$(1,589,743)	(9,284,267)	$(1,870,355)

Denominator
Denomintor for basic and diluted loss per share
(weighted-average shares)	13,998,563	11,016,646	13,937,872	10,980,290

Earnings (Loss) per common share, basic and diluted:
Income (Loss)	$(0.32)	$(0.14)	$(0.67)	$(0.17)

Intangible Assets

Intangible assets include patents purchased and patents acquired in lieu of cash in licensing transactions. The patents purchased are recorded based on the cost to acquire them and patents acquired in lieu of cash are recorded at their fair market value.  The costs of these assets are amortized over their remaining useful lives. Useful lives of intangible assets are periodically evaluated for reasonableness and the assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may no longer be recoverable.  Based on changes in the expected timing of proceeds from the Clouding portfolio, the Company took an impairment charge as of June 30, 2015 in the carrying value of the Clouding patent intangible assets in the amount of $766,498.

Goodwill

Goodwill is tested for impairment at the reporting unit level at least annually in accordance with ASC 350, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  When conducting its annual goodwill impairment assessment, the Company initially performs a qualitative evaluation of whether it is more likely than not that goodwill is impaired. If it is determined by a qualitative evaluation that it is more likely than not that goodwill is impaired, the Company then applies a two-step impairment test. The two-step impairment test first compares the fair value of the Company’s reporting unit to its carrying or book value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the reporting unit exceeds its fair value, the Company determines the implied fair value of the reporting unit’s goodwill and if the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded in the consolidated statement of operations.  The Company performs the annual testing for impairment of goodwill at the reporting unit level during the quarter ended September 30. The Company did not record any impairment charges to its goodwill during the three and six months ended June 30, 2015 and 2014.

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. The Company did not record any impairment charges to its Other Intangible Assets during the three and six months ended June 30, 2015 and 2014.

Impairment of Long-lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the ASC 360 “Property, Plant and Equipment”.  The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of long-lived assets may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows expected to be generated by the asset. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The Company did not record any impairment charges on its long-lived assets during the three and six months ended June 30, 2015 and 2014.

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

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date. As stock-based compensation expense is recognized based on awards expected to vest, forfeitures are also estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the three and six months ended June 30, 2015, the expected forfeiture rate was 12.8% and 12.8%, respectively, which resulted in an expense of $5,947 and $6,670, respectively, recognized in the Company’s compensation expenses. The Company will continue to re-assess the impact of forfeitures if actual forfeitures increase in future quarters.

Reclassification

Certain prior year reported amounts have been reclassified to conform to the current year presentation. The Company recorded an adjustment to the purchase price allocation and such adjustment has been retroactively reflected in the comparative information for the prior period presented. The reclassification did not have an impact on previously issued net income (loss) or Total Shareholders Equity.

Recent Accounting Pronouncements

In April 2015, the FASB issued new guidance on the presentation of debt issuance costs (ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs), effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and should be applied retrospectively to all periods presented. Early adoption of the new guidance is permitted for financial statements that have not been previously issued. The new guidance will require that debt issuance costs be presented in the balance sheet as a direct deduction from the related debt liability rather than as an asset, consistent with debt discounts. The Company adapted ASU 2015-03 and as such, the debt issuance cost for Fortress was presented in the balance sheet as a direct deduction from the related debt liability.

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

The Company accounted for the acquisition as a business combination in accordance with ASC 805 “Business Combinations” in which the Company is the acquirer for accounting purposes and Selene is the acquired company.  The fair value of the assets purchased, and the net purchase price paid by the Company was allocated to assets acquired and liabilities assumed on the records of the Company as follows:

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

The Company accounted for the acquisition as a business combination in accordance with ASC 805 “Business Combinations”. The fair value of the assets purchased, and the net purchase price paid by the Company was allocated to assets acquired and liabilities assumed on the records of the Company as follows:

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

Based on the underlying enforcement case schedule of the Clouding portfolio, the Company evaluated the timing of expected proceeds and updated the carrying value of the assets and the amount of the contingent liability, as a result of which, the Company took an impairment charge in the carrying value of the Clouding IP intangible patent assets in the amount of $766,498 and a reduction in the value of the Clouding IP earn out liability, a level 3 liability, in the amount of $2,304,301.  The reduction in the value of the Clouding IP earn out liability was divided into a reduction in the short-term Clouding IP earn out liability in the amount of $1,208,516 and a reduction in the long-term earn out liability in the amount of $1,095,785.

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

The Company accounted for the acquisition as a business combination in accordance with ASC 805 “Business Combinations”. The Company is the acquirer for accounting purposes and TLIC is the acquired company.  The fair value of the assets purchased, and the net purchase price paid by the Company was allocated to assets acquired and liabilities assumed on the records of the Company as follows:

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

Pursuant to the terms of the Interest Sale Agreement between MedTech Development, Medtech Corp. and the Medtech Entities, the Company (i) paid MedTech Development $1,000,000 cash and (ii) issue a Promissory Note to MedTech Development in the amount of $9,000,000 and (iii) assumed existing debt payable to Medtronics, Inc.  The assumed debt payable to Medtronics was renegotiated, as a result of which, the outstanding amount was $6.25 million prior to any repayment by the Company. The debt is due in installments through July 20, 2015; in the event that the Company paid the total amount due by June 30, 2015, the Company would have received a reduction in the remaining principal owed by the Company in the amount of $750,000. Since the Company expeted to make the payment by that time when it entered into the agreement, the Company took a discount to the principal amount during the fourth quarter of 2014 when it made the acquisition.  However, since the Company did not actually make the payment of the final principal amount by June 30, 2015, the Company reversed the earlier discount as of June 30, 2015. The transaction resulted in a business combination and caused the Medtech Entities to become wholly-owned subsidiaries of the Company.

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

Bridgestone Americas Tire Operations, LLC (“BATO”)

On April 23, 2015, IP Liquidity entered into a Patent Purchase Agreement (“BATO PPA”), as amended, whereby IP Liquidity purchased 43 patents from Bridgestone Americas Tire Operations LLC (“BATO”).

Pursuant to the terms of the BATO PPA, the Company agreed to pay BATO (i) $3.5 million in two increments within thirty days after the execution of the document and (ii) an additional $6.5 million in the event that the Company funds the German court bond requirement to put an injunction in place.  The Company has not made the first payment to BATO pending further potential amendments to the BATO PPA.

The Company accounted for the acquisition as an asset acquisition in accordance with ASC 805 “Business Combinations”. The Company engaged a third party valuation firm to determine the fair value of the assets purchased, which determined that the fair value of the assets was in excess of the purchase consideration, so the Company booked the assets at the purchase consideration of $10 million.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets of the Company, including adjustments for currency translation adjustments, consisted of the following:

	June 30, 2015	December 31, 2014
Intangible Assets	$58,641,082	$49,914,360
Accumulated Amortization & Impairment	(12,043,560)	(6,550,528)
Intangible assets, net	$46,597,522	$43,363,832

Intangible assets are comprised of patents with estimated useful lives between approximately 1 to 15 years. The website was determined to have an estimated useful life of 3 years. Once placed in service, the Company will amortize the costs of intangible assets over their estimated useful lives on a straight-line basis. Costs incurred to acquire patents, including legal costs, are also capitalized as long-lived assets and amortized on a straight-line basis with the associated patent. Amortization of patents is included in operating expenses as reflected in the accompanying consolidated statements of operations. As of June 30, 2015, based on changes in the expected timing of proceeds from the Clouding portfolio of patents, the Company assessed the Clouding portfolio of patents for impairment and took an impairment charge in the carrying value of the Clouding assets in the amount of $766,498. As of December 31, 2014, management concluded that there was no impairment to the acquired assets.

2015	$5,540,859
2016	10,413,062
2017	7,998,735
2018	6,374,412
2019	5,468,467
2020 and thereafter	10,801,987
Total	$46,597,522

Patent amortization expense for the three and six months ended June 30, 2015 was $3,029,000 and $5,627,461, respectively and Patent amortization expense for the three and six months ended June 30, 2014 was $938,679 and $1,392,326, respectively, net of foreign currency translation adjustments. Gross future amortization of intangible assets, not incorporating foreign currency translation adjustments, is as follows:

The Company made the following patent purchases:

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

-	In June 2014, we acquired Selene Communication Technologies, LLC, which holds multiple patents in the search and network intrusion field;
-	In August 2014, we acquired patents from Clouding IP LLC, with such patents related to network and data management technology;
-	In September 2014, we acquired TLI Communications, which owns a single patent in the telecommunication field;
-	In October 2014, we acquired three patent portfolios from MedTech Development, which owns medical technology patents;
-	In April 2015, we acquired forty-three international patents from Bridgestone Americas Tire Operation LLC, with such patents related to tire pressure monitoring sensors and systems.

As of June 30, 2015, the Company’s patent portfolios consist of 371 U.S. and foreign active patents and contract rights to ten patents. In the aggregate, the earliest date for expiration of a patent in the Company’s patent portfolio is past (the patent is expired, but patent rules allow for six year look-back for royalties), the median expiration date for patents in the Company’s portfolio is June 17, 2017, and the latest expiration date for a patent in any of the Company’s patent portfolios is July 29, 2029. A summary of the Company’s patent portfolios is as follows:

Subsidiary	Number of Patents	Earliest Expiration Date	Median Expiration Date	Latest Expiration Date	Subject Matter
Bismarck IP Inc.	17	09/15/16	09/15/15	01/22/18	Communication and PBX equipment
Clouding Corp.	60	Expired	10/05/21	03/29/29	Network and data management
CRFD Research, Inc.	5	09/17/21	08/11/22	08/19/23	Web page content translator and device-to-device transfer system
Cyberfone Systems, LLC	37	Expired	09/15/15	11/11/17	Telephony and data transactions
Dynamic Advances, LLC	4	Expired	10/02/17	03/06/23	Natural language interface
E2E Processing, Inc.	4	04/27/20	11/17/23	07/18/24	Manufacturing schedules using adaptive learning
Hybrid Sequence IP, Inc.	2	11/14/15	09/09/16	07/17/17	Asynchronous communications
IP Liquidity Ventures, LLC	49	Expired	06/06/15	07/26/20	Pharmaceuticals / tire pressure systems
Loopback Technologies, Inc.	10	Expired	09/25/17	08/27/22	Automotive
Medtech Group Acquisition Corp.	137	Expired	06/01/18	07/29/29	Medical technology
Relay IP, Inc.	1	Expired	Expired	Expired	Multicasting
Sampo IP, LLC	3	03/13/18	03/13/18	11/16/23	Centrifugal communications
Sarif Biomedical LLC	5	Expired	Expired	Expired	Microsurgery equipment
Selene Communication Technologies, LLC	3	05/05/18	11/23/20	11/28/21	Communications
Signal IP, Inc.	7	Expired	12/01/15	08/06/22	Automotive
TLI Communications, LLC	6	06/17/17	06/17/17	06/17/17	Telecommunications
Vantage Point Technology, Inc.	31	Expired	12/21/16	03/09/18	Computer networking and operations

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

For the three months ended June 30, 2015, certain holders of warrants exercised their warrants to purchase, on a net exercise basis, 33,968 (net) shares of the Company’s Common Stock.

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

During the three and six months ended June 30, 2015, the Company recorded compensation expense of $0 and $3,465, respectively, in connection with vested warrants. At June 30, 2015, there was a total of $0 of unrecognized compensation expense related to this non-vested warrant-based compensation arrangement.

A summary of the status of the Company's outstanding stock warrants at June 30, 2015 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Balance at December 31, 2014	1,926,308	$4.10	1.55
Granted	100,000	$7.44	4.59
Cancelled	-	-	-
Forfeited	-	-	-
Exercised	5,000	$3.75	-
Balance at June 30, 2015	2,021,308	4.27	1.23

Warrants exercisable at June 30, 2015	2,021,308
Weighted average fair value of warrants granted during the period		$3.19

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

On April 7, 2015 (the “Effective Date”), the Company entered into a consulting agreement (the “Consulting Agreement”) with Richard Chernicoff, a member of the Company’s Board of Directors, pursuant to which Mr. Chernicoff shall provide certain services to the Company, including serving as the interim General Counsel and interim General Manager of commercial product commercialization development. Pursuant to the terms of the Consulting Agreement, Mr. Chernicoff shall receive a monthly retainer of $27,000 and subject to shareholder approval and pursuant to the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), a ten (10) year stock option to purchase 280,000 shares of the Company’s common stock (the “Award”).  The stock options shall have an exercise price of $6.76 per share, the closing price of the Company’s common stock on the date immediately prior to the Board of Directors approval of such stock options and the options shall vest as follows: 25% of the Award shall vest on the 12 month anniversary of the Effective Date and thereafter 2.083% on the 21st day of each succeeding calendar month for the following twelve months, provided Mr. Chernicoff continues to provide services (in addition to as a member of the Company’s Board of Directors) at the time of vesting.  The Award shall be subject in all respects to the terms of the 2014 Plan. Notwithstanding anything herein to the contrary, the remainder of the Award shall be subject to the following as an additional condition of vesting: (A) options to purchase 70,000 shares of the Company’s common stock under the Award shall not vest at all unless the price of the Company’s common stock while Mr. Chernicoff continues as an officer and/or director reach $8.99 and (B) options to purchase 70,000 shares of the Company’s common stock under the Award shall not vest at all unless the price of the Company’s common stock while Mr. Chernicoff continues as an officer and/or director reach $10.14.  For valuation purposes, the options were divided into two parts – the time-based vesting component and the performance-based vesting component.  The time-based vesting component was valued based on the Black-Scholes model, using the strike and market prices of $6.76 per share, an expected term of 6.25 years, volatility of 53% based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve of 1.53%. The performace-based vesting component was valued based on the Monte Carlo Simulation model, using the strike and market prices of $6.76 per share, an expected term of 10 years, volatility of 61% based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve of 1.89%.

For the three and six months ended June 30, 2015 the Company recorded option-based compensation expenses of $732,108 and $1,415,118, respectively. At June 30, 2015, there was a total of $3,451,215 of unrecognized compensation expense related to these non-vested option-based compensation arrangements discussed above.

A summary of the stock options as of June 30, 2015 is as follows:
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
Balance at December 31, 2014	3,017,690	$4.64	7.77
Granted	345,000	$6.79	8.81
Cancelled	-	$-	-
Forfeited	462,330	$5.53	-
Exercised	33,968	$3.25	-
Balance at June 30, 2015	2,866,392	$4.70	7.12

Options Exercisable at June 30, 2015	1,521,772
Options expected to vest	1,344,620
Weighted average fair value of options granted during the period		$2.36

Stock options outstanding at June 30, 2015 as disclosed in the above table have approximately $149,634 in intrinsic value.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Fortress Transaction

On January 29, 2015, the Company and certain of its subsidiaries (each a “Subsidiary”) entered into a series of Agreements including Fortress Securities Agreement and a Subscription Agreement with DBD, an affiliate of Fortress, under which the Company sold to the purchasers: (i) $15,000,000 original principal amount of Senior Secured Notes (“Fortress Notes”), (ii) a right to receive a portion of certain proceeds from monetization net revenues received by the Company (after receipt by the Company of $15,000,000 of monetization net revenues and repayment of the Fortress Notes),  (the “Revenue Stream”), (iii) a five-year Fortress Warrant to purchase 100,000 shares of the Company’s Common Stock exercisable at $7.44 per share, subject to adjustment; and (iv) 134,409 shares of the Company’s Common Stock.  Under the Fortress Purchase Agreement, the Company has the right to require the purchasers to purchase an additional $5,000,000 of Notes (which will increase proportionately the Revenue Stream), subject to the achievement of certain milestones, and further contemplates that Fortress may, but is not obligated to, fund up to an additional $30,000,000, on equivalent economic terms.   The Company may use the proceeds to finance the monetization of its existing assets, provide further expansion capital for new acquisitions, to repay existing debt (including without limitation, the Company's 11% convertible notes issued October 9, 2013 and for general working capital and corporate purposes.

Pursuant to the Purchase Agreement entered into on January 29, 2015, the Company issued to Fortress a Note in the original principal amount of $15,000,000 (the “Initial Note”). The Initial Note matures on July 29, 2018. If any additional Notes are issued pursuant to the Fortress Securities Purchase Agreement, the maturity date of such additional Fortress Notes shall be 42 months after issuance. The unpaid principal amount of the Initial Note (including any PIK Interest, as defined below) shall bear cash interest at a rate equal to LIBOR plus 9.75% per annum; provided that upon and during the continuance of an Event of Default (as defined in the Fortress Securities Purchase Agreement), the interest rate shall increase by an additional 2% per annum.  As of June 30, 2015, the twelve-month LIBOR USD rate was 0.77775%. Interest on the Initial Note shall be paid on the last business day of each calendar month (the “Interest Payment Date”), commencing January 31, 2015.  Interest shall be paid in cash except that 2.75% per annum of the interest due on each Interest Payment Date shall be paid-in-kind, by increasing the principal amount of the Notes by the amount of such interest, effective as of the applicable Interest Payment Date (“PIK Interest”).  PIK Interest shall be treated as added principal of the Initial Note for all purposes, including interest accrual and the calculation of any prepayment premium.

The Fortress Securities Purchase Agreement contains certain customary events of default, and also contains certain covenants including a requirement that the Company maintain minimum liquidity of $1,000,000 in unrestricted cash and cash equivalents and that the Company shall have Monetization Revenues (as defined in the Fortress Purchase Agreement) for the four fiscal quarters commencing December 31, 2014 of at least $15,000,000.  For the two quarters since the inception of this covenant, the Company has booked $5,462,855 in revenue, less than half of the amount necessary to fulfill this covenant.

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

Office Lease

In October 2013, the Company entered into a net-lease for its current office space in Los Angeles, California.  The lease will commence on May 1, 2014 and runs for seven years through April 30, 2021, with monthly lease payment escalating each year of the lease.  In addition, to paying a deposit of $7,564 and the monthly base lease cost, the Company is required to pay pro rata share of operating expenses and real estate taxes.  Under the terms of the lease, the Company will not be required to pay rent for the first five months but must remain in compliance with the terms of the lease to continue to maintain that benefit.  In addition, the Company has a one-time option to terminate the lease in the 42th month of the lease.  Minimum future lease payments under this lease at June 30, 2015, for the next five years and thereafter are as follows:

2015 (Nine Months)	$33,150
2016	68,244
2017	71,288
2018	74,540
2019	77,872
Thereafter	108,840
Total	$433,934

Legal Proceedings

In the ordinary course of business, we actively pursue legal remedies to enforce our intellectual property rights and to stop unauthorized use of our technology. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are adverse to the Company or who has a material interest adverse to us.

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

NOTE 7 – SUBSEQUENT EVENTS

Forbearance Agreement

On July 16, 2015, the Company entered into a forbearance agreement (the “Agreement”) with MedTech Development, the holder of a Promissory Note issued by the Company, dated October 10, 2014.  Pursuant to the Agreement, the term of the Note was extended to October 1, 2015 and the Note began accruing interest starting from May 13, 2015.  In addition, the Company agreed to make certain mandatory prepayments under certain circumstances and issue to MedTech Development 200,000 shares of restricted common stock of the Company.

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

Information regarding market and industry statistics contained in this Report is included based on information available to us that we believe is accurate.  It is generally based on industry and other publications that are not produced for purposes of securities offerings or economic analysis.  We have not reviewed or included data from all sources, and cannot assure investors of the accuracy or completeness of the data included in this Report.  Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services.  We do not assume any obligation to update any forward-looking statement.  As a result, investors should not place undue reliance on these forward-looking statements.  As used in this Report, the terms “we”, “us”, “our”, the “Company”, “Marathon Patent Group, Inc.” “Marathon”, and “MARA” mean Marathon Patent Group, Inc. and its subsidiaries, unless otherwise indicated.

Overview

We acquire patents and patent rights from owners or other ventures and seek to monetize the value of the patents through litigation and licensing strategies, alone or with others.  Part of our acquisition strategy is to acquire or invest in patents and patent rights that cover a wide-range of subject matter which allows us to seek the benefits of a diversified portfolio of assets in differing industries and countries.  Generally, the patents and patent rights that we seek to acquire have large identifiable targets who are or have been using technology that we believe infringes our patents and patent rights.  We generally monetize our portfolio of patents and patent rights by entering into license discussions, and if that is unsuccessful, initiating enforcement activities against any infringing parties with the objective of entering into comprehensive settlement and license agreements that may include the granting of non-exclusive retroactive and future rights to use the patented technology, a covenant not to sue, a release of the party from certain claims, the dismissal of any pending litigation and other terms.  Our strategy has been developed with the expectation that it will result in a long-term, diversified revenue stream for the Company. As of June 30, 2014, we owned 381 U.S. and foreign patents and patent rights.

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

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date. As stock-based compensation expense is recognized based on awards expected to vest, forfeitures are also estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the three months ended June 30, 2015, the expected forfeiture rate was 12.8%, which resulted in an expense of $5,947 recognized in the Company’s compensation expenses. The Company will continue to assess the impact of forfeitures in future quarters.

Recent Accounting Pronouncements

In April 2015, the FASB issued new guidance on the presentation of debt issuance costs (ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs), effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and should be applied retrospectively to all periods presented. Early adoption of the new guidance is permitted for financial statements that have not been previously issued. The new guidance will require that debt issuance costs be presented in the balance sheet as a direct deduction from the related debt liability rather than as an asset, consistent with debt discounts. The Company adapted ASU 2015-03 and as such, the debt issuance cost for Fortress was presented in the balance sheet as a direct deduction from the related debt liability.

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

Results of Operations

For the Three and Six Months Ended June 30, 2015 and 2014

We generated revenues of $1,368,986 and $5,462,855 during the three and six months ended June 30, 2015 as compared to $3,824,500 and $6,604,500 during the three and six months ended June 30, 2014.  For the three and six months ended June 30, 2015, this represented a decrease of $2,455,514 or 64% and $1,141,645 or 17%, respectively. Revenue for the three and six months ended June 30, 2015 was derived from the issuance of one-time patent licenses, recurring royalties and Opus, our patent analytics system, subscription fees and for the three and six months ended June 30, 2014 revenue was derived solely from the issuance of one-time patent licenses.  The decline in revenue from 2014 to 2015 resulted from a decrease in the patent monetization business.

Revenues from the issuance of licenses to certain of the Company’s patent portfolios accounted for approximately 79% and 91% of our revenues for the three months and six ended June 30, 2015 and 100% and 100% for the three and six months ended June 30, 2014, respectively. For the three months ended June 30, 2015, revenues from the five largest settlement and license agreements accounted for approximately 63% of the Company’s revenues, whereas revenues from the five largest settlement and license agreements accounted for 99% of the Company’s revenue for the period ending June 30, 2014.

While the Company has a growing portfolio of patents and did generate recurring revenue during the three and six months ended June 30, 2015, at this time, the Company expects that a significant portion of its future revenues will be based on one-time grants of similar non-recurring, non-exclusive, non-assignable licenses to a relatively small number of entities and their affiliates. Further, with the expected small number of firms with which the Company enters into license agreements, and the amount and timing of such license agreements, the Company also expects that its revenues may be highly variable from one period to the next.

Direct cost of revenues during the three and six months ended June 30, 2015 amounted to $3,860,210 and $8,188,375, respectively and for the three and six months ended June 30, 2014, the direct cost of revenues amounted to $1,753,833 and $2,864,412, respectively. For the three and six months ended June 30, 2015, this represented an increase of $2,106,377 or 120% and $5,323,963 or 186%, respectively. Direct costs of revenue include contingent payments to patent enforcement legal costs, patent enforcement advisors and inventors as well as various non-contingent costs associated with enforcing the Company’s patent rights and otherwise in developing and entering into settlement and licensing agreements that generate the Company’s revenue.  For the three and six months ended June 30, 2015, the Company had higher costs associated with experts and a non-contingent engagement with litigation counsel for numerous enforcement actions with scheduled trial dates during the period and over the next few months.

We incurred other operating expenses of $6,075,533 and $12,140,707 for the three and six months June 30, 2015, respectively and $2,386,394 and $4,336,655 for the three and six months ended June 30, 2014, respectively.  For the three and six months ended June 30, 2015, this represented an increase in other operating expenses of $3,689,139 or 155% and $7,804,052 or 180%, respectively. These expenses primarily consisted of amortization of patents, general expenses, compensation to our officers, directors and employees, professional fees and consulting incurred in connection with the day-to-day operation of our business and notably, for the three and six months ended June 30, 2015, included a one time patent impairment charge associated with the change in the value of the Clouding IP portfolio.

The operating expenses consisted of the following:

	Total Other Operating Expenses
	For the Three Months Ended June 30, 2015	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014

Amortization of intangibles (1)	$3,029,000	$938,679	$5,627,461	$1,392,326
Compensation and related taxes (2)	1,087,058	712,131	2,668,132	1,442,118
Consulting fees (3)	329,081	336,447	1,225,624	764,554
Professional fees (4)	578,920	268,616	1,348,535	525,472
Other general and administrative (5)	284,976	130,521	504,457	212,185
Patent Impairment (6)	766,498	-	766,498	-
Total	$6,075,533	$2,386,394	$12,140,707	$4,336,655

Operating expenses for the three and six months ended June 30, 2015 include non-cash operating expenses totaling $4,548,319 and $8,618,747, respectively and for the three and six month ended June 30, 2014, the Company incurred non-cash operating expenses of $1,480,099 and $2,615,790, respectively. Non-cash operating expenses consisted of the following:

	Non-Cash Operating Expenses
	For the Three Months Ended June 30, 2015	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014

Amortization of intangibles (1)	$3,029,000	$938,679	$5,627,461	$1,392,326
Compensation and related taxes (2)	600,495	348,061	1,227,821	712,587
Consulting fees (3)	141,946	191,943	965,175	508,044
Professional fees (4)	8,528	-	17,055	-
Other general and administrative (5)	1,852	1,416	14,737	2,833
Patent Impairment (6)	766,498	-	766,498	-
Total	$4,548,319	$1,480,099	$8,618,747	$2,615,790

(1)
Amortization of intangibles and depreciation: Amortization expenses associated with patents were $3,029,000 and $5,627,461 during the three and six months ended June 30, 2015, respectively, an increase of $2,090,321or 223% and $4,235,135 or 304% relative to the three and six months ended June 30, 2014. The increase results from the significant number of patents and patent portfolios we have added during the last nine months of 2014 and the first six months of 2015. The Company has acquired ownership of or contractual rights to eleven patent portfolios during this period.  When the Company acquires patents and patent rights, the Company capitalizes the cost of those assets and amortizes those costs over the remaining useful lives of the assets. All patent amortization expenses are non-cash expenses.

(2)
Compensation expense and related taxes: Compensation expense includes cash compensation and related payroll taxes and benefits, and non-cash equity compensation expenses. For the three and six months ended June 30, 2015, respectively, compensation expense and related payroll taxes were $1,087,058 and $2,668,132, an increase of $374,927 or 53% and $1,226,014 or 85% relative to the three and six months ended June 30, 2014. The increase in compensation primarily reflects bonuses paid during the three months ended March 31, 2015, an increase in cash compensation, payroll taxes and benefits to our employees, and an increase in the number of employees replacing certain outsides services and third party vendors.  We recognized non-cash employee and board equity based compensation of $600,495 and $1,227,821, respectively, for the three and six months ended June 30, 2015 and $348,061 and $712,587, respectively, for the three and six months ended June 30, 2014.

(3)
Consulting fees: For the three and six months ended June 30, 2015, respectively, we incurred consulting fees of $329,081 and $1,225,624.  This represented a decrease in the amount of $7,366 or 2% and an increase of $461,070 or 60% relative to the three and six months ended June 30, 2014.  Consulting fees include both cash and non-cash related consulting fees primarily for investor relations and public relations services as well as other consulting services.  The decrease during the three months ended June 30, 21015 reflects certain third party service brought in-house while the increase for the six months ended June 30, 2015 versus the six months ended June 30, 2014 reflect the non-cash compensation associated with a consulting agreement entered into in September 2014 that ran through March 2015. During the three and six months ended June 30, 2015, we recognized non-cash equity based consulting expenses of $141,946 and $965,175, respectively versus non-cash equity-based consulting expenses of $191,943 and $508,044 for the three and six months ended June 30, 2014.  For the six months ended June 30, 2015, $750,328 of the non-cash equity based consulting expenses are non-recurring.

(4)
Professional fees:  For the three and six months ended June 30, 2015, we incurred professional fees of $578,920 and $1,348,535, respectively, an increase of $310,304 or 116% and $823,063 or 157% over the comparable periods in 2014.  Professional fees primarily reflect the costs of professional outside accounting fees, legal fees and audit fees.  The increase in professional fees for the three and six months ended June 30, 2015 over the three and six months ended June 30, 2014 related to professional outside legal, accounting and audit fees resulting from a substantially higher level of activity in the Company’s continuing patent acquisition and monetization operations and the costs associated with closing the Fortress transaction.  During the three and six months ended June 30, 2015, we recognized non-cash equity based professional expenses of $8,527 and $17,055, respectively, versus no non-cash professional expenses during the same periods in 2014.

(5)
Other general and administrative expenses: For the three and six months ended June 30, 2015, we incurred other general and administrative expenses of $284,976 and $504,457, respectively, an increase of $154,455 or 118% and $292,272 or 138% over the comparable periods in 2014. General and administrative expenses reflect the other non-categorized operating costs of the Company and include expenses related to being a public company, rent, insurance, technology and other expenses incurred to support the operations of the Company.  The increase in general and administrative costs in the three and six months ended June 30, 2015 over the three and six months ended June 30, 2014 resulted from an increase in these expenses, including opening an office in Germany, in support of the continued expansion of the operations of the Company.

(6)
Patent impairment: Based on changes in the expected timing of proceeds from the Clouding portfolio, the Company took an impairment charge as of June 30, 2015 in the carrying value of the Clouding assets in the amount of $766,498.  The total for the three and six months ended June 30, 2015 was $766,498 and $766,498, respectively, versus no impairment charge during the comparable periods in 2014.

Operating Income (loss)

We reported operating income (loss) of $(8,566,757) and $(14,866,227) for the three and six months ended June 30, 2015 and operating income (loss) of $(315,727) and $(596,567), for the three and six months ended June 30, 2014.  For the three months ended June 30, 2015, this represented an increased operating loss of $8,251,030. The increased loss from operations in 2015 relative to 2014 was primarily attributable to the increase in enforcement costs with trials held during the period, preparation for upcoming trials and a fixed fee engagement arrangement with litigation counsel associated with a portfolio that the Company acquired in June 2014.

Other Income (expenses)

Total other income (expenses) was $736,556 and $(234,384) for the three and six months ended June 30, 2015, respectively, and $(2,524) and $(2,296) for the three and six months ended June 30, 2014, respectively. For the three months ended June 30, 2015, this represented an increase in other income of $747,120.  The principal component of the increase in the other expenses for the three months ended June 30, 2015 was cash and non-cash interest expenses associated with debt incurred by the Company and a reversal of a discount for early payment of debt associated with the Medtech portfolio purchase as the Company did not repay the debt prior to June 30, 2015, as earlier expected, offset by a reduction in the value of the Clouding earn out liability in the amount of $2,304,301.

Income Tax Benefit

We recognized an income tax benefit in the amount of $3,327,505 and $5,816,344 for the three and six months ended June 30, 2015. There were no income tax benefits for the three and six months ended June 30, 2014.

Net Income (Loss)

We reported net income (loss) of $(4,502,696) and $(9,284,267) for the three and six months ended June 30, 2015, respectively, and net income (loss) of $(318,251) and $(598,863) for the three and six months ended June 30, 2014, respectively.  For the three months ended June 30, 2015, this represented an increase in the net loss of $4,176,405.

Non-GAAP Reconciliation

The Company incurred total net non-cash expenses in the amount of $6,529 and $2,182,598 for the three and six months ended June 30, 2015, respectively, versus net non-cash expenses in the amount of $2,765,943 and $3,901,634 for the three and six months ended June 30, 2014. The details of those expenses and non-GAAP reconciliation of these non-cash items are set forth below:

	Non-GAAP Reconciliation
	For the Three Months Ended June 30, 2015	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014
Net loss	$(4,502,696)	$(1,589,743)	$(9,284,267)	$(1,870,355)
Non-GAAP
Amortization of intangible assets & depreciation	3,029,000	938,679	5,627,461	1,392,326
Equity-based compensation	750,968	554,356	2,210,051	1,234,983
Beneficial Conversion Feature	-	1,271,492	-	1,271,492
Impairment of Intellectual Property	766,498	-	766,498	-
Change in Earn Out Liability	(2,304,301)	-	(2,304,301)	-
Non-cash interest expense	1,089,798	-	1,703,517	-
Deferred tax benefit	(3,327,505)	-	(5,816,345)	-
Other	1,852	1,416	3,758	2,833
Non-GAAP profit (loss)	$(4,496,386)	$1,176,200	$(7,093,628)	$2,031,279

Weighted average common shares outstanding - basic and diluted	13,998,563	11,016,646	13,937,872	10,980,290

Non-GAAP net income (loss) per common share - basic and diluted	$(0.32)	$0.11	$(0.51)	$0.18

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At June 30, 2015, the Company’s cash and cash equivalents balances totaled $1,487,242 compared to $5,082,569 at December 31, 2014.  The decrease in the cash balances of $3,595,327 resulted primarily from a decline in revenues for the six months ended June 30, 2015 along with higher use of cash in operations resulting from the Company’s enforcement activities.

Net working capital declined by $5,199,875 to $(19,461,468) at June 30, 2015 from $(14,261,593) at December 31, 2014.  The degradation in net working capital resulted primarily from lower cash balance associated with use of cash in operations, investing and financing activities and the incurrence of short term liabilities associated with the BATO purchase.

Cash provided (used) in operating activities was $(5,592,048) during the six months ended June 30, 2015 and cash provided (used) in operating activities of $2,399,586 during the six months ended June 30, 2014.

Cash used in investing activities was $(20,668) for the six months ended June 30, 2015 versus $(5,100,800) cash used in investing activities for the six months ended June 30, 2014. The use of cash during the six months ended June 30, 2015 was entirely related to the purchase of equipment to manage the business and for the six months ended June 30, 2014, the use of cash was exclusively related to the purchases of patent assets.

Cash provided by financing activities was $2,013,844 for the six months ended June 30, 2015 versus cash provided by financing activities of $5,588,988 for the six months ended June 30, 2014.  Cash provided by financing activities for the six months ended June 30, 2015 resulted from the transaction entered into with Fortress on January 29, 2015 and the issuance of notes payable associated with the BATO patent acquisition, less repayment of general and patent portfolio acquisition debt, of equal or shorter terms, incurred during 2014.

Management is evaluating the balance of cash and cash equivalents of $1,487,242 at June 30, 2015 to determine its sufficiency to continue to fund the Company’s current operations.  The Company’s operations are subject to various risks and there is no assurance that changes in the operations of the Company will not require the Company to raise additional cash sooner than planned in order to continue uninterrupted operations.  In that event, the Company would seek to raise additional capital from the sale of the Company’s securities, from borrowing or from other sources.  Should the Company seek to raise capital from the issuances of its securities, such transactions would be subject to the risks of the market for the Company’s securities at the time.

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

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to our limited internal audit function, our Disclosure Controls were not effective as of June 30, 2015, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the President and Treasurer, as appropriate to allow timely decisions regarding disclosure.

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

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of business, we actively pursue legal remedies to enforce our intellectual property rights and to stop unauthorized use of our technology. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are adverse to the Company or who has a material interest adverse to us.

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

Item 1A.  Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

All unregistered sales of equity securities during the quarter ended June 30, 2015 have been reported on Forms 8-K file with the SEC.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.Item 6. Exhibits.

10.1
Consulting Agreement by and between Marathon Patent Group, Inc. and Richard Chernicoff dated April 7, 2015 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 13, 2015).

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

Date: August 14, 2015

MARATHON PATENT GROUP, INC.

By:	/s/ Doug Croxall
Name: Doug Croxall
Title: Chief Executive Officer and Chairman
(Principal Executive Officer)

By:	/s/ Francis Knuettel II
Name: Francis Knuettel II
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)