Form 10-Q
period 2015-09-30
Marathon Patent Group, Inc.
filed 2015-11-16
CIK 1507605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 14,867,141 shares of common stock are issued and outstanding as of November 11, 2015.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, “Marathon Patent Group, Inc.,” “we,” “us,” “our” and similar terms refer to Marathon Patent Group, Inc., a Nevada corporation, and subsidiaries.

Item 1. Financial Statements

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2015	DECEMBER 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash	$3,408,839	$5,082,569
Accounts receivable - net of allowance for bad debt of $0 and $0 for September 30, 2015 and December 31, 2014	2,326,717	216,997
Bonds posted with courts	1,794,226	1,946,196
Prepaid expenses and other current assets, net of discounts of $3,414 and $0 for September 30, 2015 and December 31, 2014	114,953	438,391
Total current assets	7,644,735	7,684,153

Other assets:
Property and equipment, net of accumulated depreciation of $55,571 and $16,135 for September 30, 2015 and December 31, 2014	70,680	53,828
Intangible assets, net of accumulated amortization of $14,931,649 and $6,550,528 for September 30, 2015 and December 31, 2014	43,753,217	43,363,832
Deferred tax assets	10,529,693	4,789,293
Other non current assets, net of discounts $5,760 and $0 for September 30, 2015 and December 31,2014	11,238	-
Goodwill	4,573,450	4,894,208
Total other assets	58,938,278	53,101,161

Total Assets	$66,583,013	$60,785,314

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,992,574	$3,293,746
Clouding IP earn out - current portion	327,757	2,092,000
Notes payable, net of discounts of $703,762 and $82,010 for September 30, 2015 and December 31, 2014	19,384,416	16,560,000
Total current liabilities	28,704,747	21,945,746

Long-term liabilities
Notes payable, net of discount of $1,617,885 and $64,925, for September 30, 2015 and December 31, 2014	13,876,928	5,403,065
Other non current liability	51,092	-
Deferred tax liability	1,056,406	1,823,884
Revenue sharing liability	1,000,000	-
Clouding IP earnout - long-term portion	6,222,895	7,360,000
Total long-term liabilities	22,207,321	14,586,949

Total liabilities	50,912,068	36,532,695

Stockholders’ Equity:
Preferred stock Series B, $.0001 par value, 50,000,000 shares authorized: 798,670 and 932,000 issued and outstanding at September 30, 2015 and December 31, 2014	80	93
Common stock, $.0001 par value, 200,000,000 shares authorized: 14,550,475 and 13,791,460 issued and outstanding at September 30, 2015 and December 31, 2014	1,456	1,379
Additional paid-in capital	42,014,873	36,977,169
Accumulated other comprehensive loss	(973,063)	(388,357)
Accumulated deficit	(25,372,401)	(12,337,665)

Total stockholders’ equity	15,670,945	24,252,619

Total liabilities and stockholders’ equity	$66,583,013	$60,785,314

The accompanying notes are an integral part to these consolidated financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$6,407,997	$13,455,472	$11,870,851	$20,059,972

Expenses
Cost of revenues (cost of revenues is exclusive of patent amortization expenses)	4,002,040	5,584,542	12,190,415	8,448,954
Amortization of patents	2,884,269	1,480,311	8,511,730	2,872,638
Compensation and related taxes	903,685	824,165	3,571,817	2,266,283
Consulting fees	643,702	785,601	1,869,326	1,550,155
Professional fees	882,213	408,280	2,230,748	933,751
General and administrative	177,494	166,216	681,951	380,400
Impairment of patent	-	-	766,498	-
Impairment of goodwill	-	2,144,488	-	2,144,488
Total operating expenses	9,493,403	11,393,603	29,822,485	18,596,669

Operating income (loss)	(3,085,406)	2,061,869	(17,951,634)	1,463,303

Other income (expenses)
Other income/(expense)	6,646	(21,063)	14,085	(21,833)
Foreign exchange gain/(loss)	(20,090)	256	(57,593)	256
Change in fair value adjustment of Clouding IP earn out	597,047	-	2,901,348	-
Interest income	135	138	137	632
Interest expense	(1,078,615)	-	(3,587,238)	(20)
Loss on debt exstinguishment	(654,000)	-	(654,000)	-
Total other expenses	(1,148,877)	(20,669)	(1,383,261)	(20,965)

Income (loss) before benefit for income taxes	(4,234,283)	2,041,200	(19,334,895)	1,442,338

Income tax benefit	483,815	1,481,404	6,300,159	1,481,404
Net income (loss)	(3,750,468)	3,522,604	(13,034,736)	2,923,742
Deemed dividends related to beneficial conversion feature of Series A Convertible Preferred Stock	-	-	-	(1,271,492)

Net income (loss) available to common shareholders	(3,750,468)	3,522,604	(13,034,736)	1,652,250

Income (loss) per common share, basic:
Income (loss)	$(0.26)	$0.31	$(0.92)	$0.15

Income (loss) per common share, diluted:
Income (loss)	$(0.26)	$0.22	$(0.92)	$0.11

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - Basic	14,376,118	11,500,500	14,094,891	11,197,374
OUTSTANDING - Diluted	14,376,118	15,966,454	14,094,891	14,926,504

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$45,628	$-	$(584,706)	$-

The accompanying notes are an integral part of these consolidated financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE NINE MONTHS	FOR THE NINE MONTHS
	ENDED	ENDED
	SEPTEMBER 30, 2015	SEPTEMBER 30, 2014
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(13,034,736)	$2,923,742
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	5,668	4,357
Amortization of patents and website	8,511,730	2,872,638
Amortization of expenses connected to equity to be issued for services	-	355,711
Net reversal of expense related to forfeiture of unvested stock	-	(179,708)
Impairment of goodwill	-	2,144,488
Deferred tax asset	(5,579,418)	(1,949,401)
Income tax payable	-	467,997
Deferred tax liability	(709,280)	-
Impairment of patent	766,498	-
Loss on debt extinguishment	654,000	-
Stock based compensation	1,961,505	2,101,995
Stock issued for services	1,084,834
Non-cash interest, discount, financing costs	1,926,865	-
Change in fair value of Clouding earn-out	(2,901,348)	-
Non-cash other income	-	(3,930)
Other non-cash adjustments	(13,244)	24,994
Changes in operating assets and liabilities	-	-
Accounts receivable	(2,109,984)	(10,182,950)
Prepaid expenses and other current assets	60,938	(207,182)
Accounts payable and accrued expenses	6,454,467	4,860,286
Net cash provided by (used in) operating activities	(2,921,505)	3,233,037

Cash flows from investing activities:
Acquisition of patents	-	(6,850,800)
Purchase of property, equipment, and other intangible assets	(22,520)	(24,903)
Net cash (used in) investing activities	(22,520)	(6,875,703)

Cash flows from financing activities:
Payment on note payable in connection with the acquisition of IP Liquidity	(1,109,375)	(937,500)
Payment on note payable in connection with the acquisition of Dynamic Advances	(2,624,375)	-
Payment on assumed note payable in connection with the acquisition of Orthophoenix	(5,000,000)	-
Payment on assumed note payable in connection with the acquisition of Medtech and Orthophoenix	(4,200,000)	-
Payment on MdR Escrow (TLI)	(50,000)	-
Payment on note payable in connection with the acquisition of Sarif	(276,250)	-
Repayment of convertible notes	(5,050,000)	-
Repayment on notes payable to vendors	(42,500)	-
Cash received upon issuance of notes payable (net of issuance costs)	19,600,000	-
Proceeds from sale of preferred and common stock, net of issuance costs	-	6,388,266
Cash received upon exercise of warrant	18,751	138,222
Net cash provided by financing activities	1,266,251	5,588,988

Effect on exchange rate in changes on cash	4,044	-

Net increase (decrease) in cash	(1,673,730)	1,946,322

Cash at beginning of period	5,082,569	3,610,262

Cash at end of period	$3,408,839	$5,556,584

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$1,660,372	$20
Taxes	$54,437	$-
Fortress note issuance costs	$400,000	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in connection with the acquisition of Clouding Corp	$-	$281,000
Earn-out liability in connection with the acquisition of Clouding Corp	$-	$13,119,000
Common stock granted in connection with the acquisition of TLI Communications, LLC	$-	$817,800
Series B Convertible Preferred Stock issued in connection with the acquisition of Dynamic Advances LLC	$-	$1,403,690
Series B Convertible Preferred Stock issued in connection with the acquisition of IP Liquidity Ventures, LLC	$-	$1,403,690
Common stock issued in connection with the acquisition of Selene Communication Technologies	$-	$980,000
Value of warrants pertaining to equity issuance	$-	$11,595
Notes payable issued in connection with the acquisition of IP Liquidity Ventures, LLC, Dynamic Advances, LLC, Selene Communication Technologies, LLC, and Clouding Corp	$-	$7,000,000
Common Stock issued for prepaid services	$-	$(298,301)
Common Stock issued in conjunction with note payable	$1,000,000	$-
Warrant issued in conjunction with note payable	$318,769	$-
Revenue share liability incurred in conjunciton with note payable	$1,000,000	$-
Non-cash interest increase in debt assumed in conjunction with the acquisition of Orthophoenix	$750,000	$-
Note payable issued in conjunction with BATO patents	$10,000,000	$-
Common stock issued in conjunction with debt extinguishment	$654,000	$-
Conversion of accounts payable to note payable	$705,093	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

We acquire patents and patent rights from owners or other ventures and seek to monetize the value of the patents through litigation and licensing strategies, alone or with others.  Part of our acquisition strategy is to acquire or invest in patents and patent rights that cover a wide-range of subject matter which allows us to seek the benefits of a diversified portfolio of assets in differing industries and countries.  Generally, the patents and patent rights that we seek to acquire have large identifiable targets who are or have been using technology that we believe infringes our patents and patent rights.  We generally monetize our portfolio of patents and patent rights by entering into license discussions, and if that is unsuccessful, initiating enforcement activities against any infringing parties with the objective of entering into comprehensive settlement and license agreements that may include the granting of non-exclusive retroactive and future rights to use the patented technology, a covenant not to sue, a release of the party from certain claims, the dismissal of any pending litigation and other terms.  Our strategy has been developed with the expectation that it will result in a long-term, diversified revenue stream for the Company. As of September 30, 2015, we owned 369 U.S. and foreign patents and patent rights and ten patent applications.  As used in this report, the terms “we”, “us”, “our”, the “Company”, “Marathon Patent Group, Inc.” “Marathon”, and “MARA” mean Marathon Patent Group, Inc. and its subsidiaries, unless otherwise indicated.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The unaudited consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and present the consolidated financial statements of the Company and its wholly-owned subsidiaries. In the preparation of consolidated financial statements of the Company, all intercompany transactions and balances were eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s consolidated financial position as of September 30, 2015, and the results of operations and cash flows for the three and nine months ended September 30, 2015 have been included. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year. Other than where noted, the accounting policies and procedures employed in the preparation of these consolidated financial statements have been derived from the audited financial statements of the Company for the year ended December 31, 2014, which are contained in Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 26, 2015. The consolidated balance sheet as of December 31, 2014 was derived from those financial statements.

Cash

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. The Company’s accounts at this institution are insured up to $250,000 by the Federal Deposit Insurance Corporation (“FDIC”). As of September 30, 2015, the Company had bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.  Pursuant to the agreement with Fortress, the Company has agreed to a minimum cash covenant in the amount of $1,000,000.

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

Accounts Receivable

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote.  At September 30, 2015 and December 31, 2014, the allowance for bad debt was $0 and $0, respectively. Accounts receivable-net at September 30, 2015 and December 31, 2014, amounted to $2,326,717 and $216,997, respectively.  As of September 30, 2015, accounts receivable related to two licenses accounted for approximately 81% of the Company’s total accounts receivable, accounts receivable related to recurring royalties represented approximately 3% of total accounts receivable and the Company had a receivable from an indemnification claim to be paid by the seller of a portfolio purchased by the Company in the amount of $375,750 or 16% of total accounts receivable.  As of December 31, 2014, 86% of total accounts receivable were associated with outstanding recurring royalties and 14% were associated with one outstanding license payment.

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

Revenues from five licenses accounted for approximately 87% of the Company’s operating revenues for the three months ended September 30, 2015 and revenue from five licenses accounting for 100% of the revenue for the three months ended September 30, 2014.

For the Three Months Ended September 30, 2015			For the Three Months Ended September 30, 2014
Licensor	License Amount	% of Revenue	Licensor	License Amount	% of Revenue
Orthophoenix, LLC	$2,050,000	32%	Clouding Corp.	$10,500,000	78%
IP Liquidity Ventures, LLC	1,800,000	28%	Selene Communications Technologies, LLC	$2,900,000	22%
TLI Communications LLc / TLI Communications GmbH	$800,000	13%	Selene Communications Technologies, LLC	$35,472	0%
Clouding Corp.	$500,000	8%	Cyberfone Systems LLC	$10,000	0%
Signal IP, Inc.	$400,000	6%	Cyberfone Systems LLC	$10,000	0%

	Total	87%		Total	100%

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

Also, due to the fact that the settlement element and license element for past and future use are the major central business, the Company does not present these two elements as different revenue streams in its statements of operations. The Company does not expect to provide licenses that do not provide some form of settlement or release. The Company derived approximately 97% and 100% of its revenues for the three months ended September 30, 2015 and September 30, 2014, respectively, and 94% and 100% of its revenues for the nine months ended September 30, 2015 and September 30, 2014, respectively, from the one-time issuance of non-recurring, non-exclusive, non-assignable licenses for certain of the Company’s patents, with the balance comprised of recurring royalties and Opus subscription fees.

The Company’s subsidiaries entered into eleven license agreements during the three months ended September 30, 2015.

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

Prepaid Expenses, Bonds Posted and Other Current Assets

Prepaid expenses and other current assets of $114,953 and $438,391 at September 30, 2015 and December 31, 2014, respectively, consist primarily of costs paid for future services and the unamortized portion of a convertible loan fee, which will occur within a year. Prepaid expenses include prepayments in cash and equity instruments for public relation services, business advisory, consulting, and prepaid insurance, which are being amortized over the terms of their respective agreements. In addition, the Company had outstanding litigation bonds in the amount of $1,794,226 and $1,946,196 at September 30, 2015 and December 31, 2014, respectively. These bonds were entered into in Germany after the first instance of litigation of some of the Company’s patents in German courts and the difference in the balance of the litigation bonds at December 31, 2014 versus September 30, 2015 is attributable solely to currency translation.

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

The carrying amounts reported in the consolidated balance sheet for cash, accounts receivable, bonds posted with courts, accounts payable, and accrued expenses, approximate their estimated fair market value based on the short-term maturity of these instruments. The carrying value of notes payable and other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to the Company.  Clouding IP earn out liability was determined as a Level 3 liability, which requires fair assessment of fair value at each period end by using discounted cash flow as valuation technique using unobservable inputs, such as revenue and expenses forecasts, timing of proceeds, and discount rate. Based on reassessment of fair value as of September 30, 2015, the Company determined Clouding IP earnout liability as $327,757 for current portion and $6,222,895 as long-term portion, which resulted in gain from exchange in fair value adjustment of $597,047 and $2,901,348 for three and nine months ended September 30, 2015, respectively.  Further, the periodic reassessment resulted in non-routine impairment of Clouding patent intangible assets of $0 and $766,498 for the three and nine months ended September 30, 2015.

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

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion and examination by a taxing authority without being legally extinguished. For a tax position considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The federal and state income tax returns of the Company are subject to examination by the Internal Revenue Service and state taxing authorities, generally for three years after they were filed. The Company is in the process of filing the previous year’s tax returns. After review of the prior year financial statements and the results of operations through September 30, 2015, the Company has recorded a deferred tax asset in the amount of $10,529,693, from which the Company expects to realize benefits in the future, and a deferred tax liability of $1,056,406.

The Company files U.S. and state income tax returns with varying statutes of limitations.  The 2011 through 2014 tax years generally remain subject to examination by federal and state tax authorities.

Basic and Diluted Net Earnings (Loss) per Share

Net earnings (loss) per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings (loss) per share does not include dilutive common stock equivalents in the weighted average shares outstanding, as they would be anti-dilutive. The Company has options to purchase 2,886,392 shares of common stock and warrants to purchase 2,021,308 shares of common stock outstanding at September 30, 2015, which were excluded from the computation of diluted shares outstanding, as they would have had an anti-dilutive impact on the Company’s net loss.

The following table sets forth the computation of basic and diluted loss per share:

	For the Three Months Ended September 30, 2015	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2015	For the Nine Months Ended Septemer 30, 2014

Net income (loss)	(3,750,468)	$3,522,604	(13,034,736)	$1,652,250

Denominator
Weighted Average Common Shares - Basic	14,376,118	11,500,500	14,094,891	11,197,374
Weighted Average Common Shares - Diluted	14,376,118	15,966,454	14,094,891	14,926,504

Earnings (Loss) per common share:
Income (Loss) - Basic	$(0.26)	$0.31	$(0.92)	$0.15
Income (Loss) - Diluted	$(0.26)	$0.22	$(0.92)	$0.11

Intangible Assets

Intangible assets include patents purchased and patents acquired in lieu of cash in licensing transactions. The patents purchased are recorded based on the cost to acquire them and patents acquired in lieu of cash are recorded at their fair market value.  The costs of these assets are amortized over their remaining useful lives. Useful lives of intangible assets are periodically evaluated for reasonableness and the assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may no longer be recoverable.  The Company performs the annual testing for impairment of intangible assets at the reporting unit level during the quarter ended September 30. The Company did not record any impairment charges to its intangible assets during the three months ended September 30, 2015 and 2014 and recorded impairment charges of $766,498 and $0 for the nine months ended September 30, 2015 and 2014, respectively.

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model.  When conducting its annual goodwill impairment assessment, the Company initially performs a qualitative evaluation of whether it is more likely than not that goodwill is impaired. If it is determined by a qualitative evaluation that it is more likely than not that goodwill is impaired, the Company then applies a two-step impairment test. The two-step impairment test first compares the fair value of the Company’s reporting unit to its carrying or book value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the reporting unit exceeds its fair value, the Company determines the implied fair value of the reporting unit’s goodwill and if the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded in the consolidated statement of operations.  The Company performs the annual testing for impairment of goodwill at the reporting unit level during the quarter ended September 30. The Company did not record any impairment charges to its goodwill during the three months ended September 30, 2015, whereas the Company recorded an impairment charge in the amount of $2,144,488 to the goodwill associated with CyberFone for the three months ended September 30, 2014 and recorded impairment charges to goodwill in the amount of $0 and $2,144,488 for the nine months ended September 30, 2015 and 2014, respectively.

Impairment of Long-lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the ASC 360 “Property, Plant and Equipment”.  The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of long-lived assets may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows expected to be generated by the asset. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The Company did not record any impairment charges on its long-lived assets during the three and nine months ended September 30, 2015 and 2014.

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

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date. As stock-based compensation expense is recognized based on awards expected to vest, forfeitures are also estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the three and nine months ended September 30, 2015, the expected forfeiture rate was 11.66% and 11.66%, respectively, which resulted in an expense of $8,423 and $16,004, respectively, recognized in the Company’s compensation expenses.  There were no forfeitures for the three and nine months ended September 30, 2014.  The Company will continue to re-assess the impact of forfeitures if actual forfeitures increase in future quarters.

Reclassification

Certain prior year reported amounts have been reclassified to conform to the current year presentation. The reclassification did not have an impact on previously issued net income (loss) or Total Shareholders’ Equity.

Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, or ASU 2015-16. This amendment requires the acquirer in a business combination to recognize in the reporting period in which adjustment amounts are determined, any adjustments to provisional amounts that are identified during the measurement period, calculated as if the accounting had been completed at the acquisition date. Prior to the issuance of ASU 2015-16, an acquirer was required to restate prior period financial statements as of the acquisition date for adjustments to provisional amounts. The new standard for an annual reporting period beginning after December 15, 2017 with an earlier effective application is permitted only as of annual reporting periods beginning after December 15, 2016.  The new guidance is not expected to have significant impact on the Company’s consolidated financial statements,

In April 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other – Internal-Use Software; Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. Prior to this ASU, U.S. GAAP did not include explicit guidance about a customer’s accounting for fees paid in a cloud computing arrangement. Examples of cloud computing arrangements include software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements. This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license, in which case the customer should account for such license consistent with the acquisitions of other software licenses. If the cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The ASU does not change the accounting for service contracts. The new standard is effective for us on January 1, 2016 with early adoption permitted. We do not expect the adoption of ASU 2015-05 to have a significant impact on our consolidated financial statements.

In April 2015, the FASB issued new guidance on the presentation of debt issuance costs (ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs), effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and should be applied retrospectively to all periods presented. Early adoption of the new guidance is permitted for financial statements that have not been previously issued. The new guidance will require that debt issuance costs be presented in the balance sheet as a direct deduction from the related debt liability rather than as an asset, consistent with debt discounts. The Company adopted ASU 2015-03 and as such, the debt issuance costs for Fortress note was presented in the balance sheet as direct deduction from the related debt liability.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. This standard update provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new guidance is effective for all annual and interim periods ending after December 15, 2016. The new guidance is not expected to have significant impact on the Company’s consolidated financial statements.

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

The Company paid Clouding IP (i) $1.4 million in cash, (ii) $1.0 million in the form of a promissory note issued by the Company that matures on October 31, 2014, (iii) 25,000 shares of its restricted common stock valued at $281,000 and (iv) fifty percent (50%) of the net recoveries (gross revenues minus certain defined expenses) in excess of $4.0 million in net revenues that the Company makes with respect to the patents purchased from Clouding IP. The Company valued the Common Stock at the fair market value on the date of the Interests Sale Agreement at $11.24 per share or $281,000 and the promissory note was paid in full prior to October 31, 2014.  The revenue share under item (iv) above was booked as an earn out liability on the balance sheet in accordance with the appraisal of the consideration and intangible value.  The Company has paid $2,148,000 from the acquisition date to September 30, 2015 to the sellers pursuant to the earn out liability, based on license agreements entered in the third quarter of 2014.  No further amount is owed until the Company generates additional revenue, if any, from the Clouding patents.

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

Clouding IP earn out liability was determined as a Level 3 liability, which requires fair assessment of fair value at each period end by using discounted cash flow as valuation technique using unobservable inputs, such as revenue and expenses forecasts, timing of proceeds, and discount rate. Based on reassessment of fair value as of September 30, 2015, the Company determined Clouding IP earnout liability as $327,757 for current portion and $6,222,895 as long-term portion, which resulted in gain from exchange in fair value adjustment of $597,047 and $2,901,348 for three and nine months ended September 30, 2015, respectively.  Further, the periodic reassessment resulted in non-routine impairment of Clouding patent intangible assets of $0 and $766,498 for the three and nine months ended September 30, 2015.

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

Pursuant to the terms of the Interest Sale Agreement between MedTech Development, Medtech Corp. and the Medtech Entities, the Company (i) paid MedTech Development $1,000,000 cash and (ii) issue a Promissory Note to MedTech Development in the amount of $9,000,000 and (iii) assumed existing debt payable to Medtronics, Inc.  The assumed debt payable to Medtronics was renegotiated, as a result of which, the outstanding amount was $6.25 million prior to any repayment by the Company. The debt is due in installments through July 20, 2015; in the event that the Company paid the total amount due by June 30, 2015, the Company would have received a reduction in the remaining principal owed by the Company in the amount of $750,000. Since the Company expected to make the payment by that time when it entered into the agreement, the Company took a discount to the principal amount during the fourth quarter of 2014 when it made the acquisition.  However, since the Company did not actually make the payment of the final principal amount by June 30, 2015, the Company reversed the earlier discount as of June 30, 2015. The transaction resulted in a business combination and caused the Medtech Entities to become wholly-owned subsidiaries of the Company.

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

On July 16, 2015, the Company entered into a forbearance agreement (the “Agreement”) with MedTech Development, the holder of a Promissory Note issued by the Company, dated October 10, 2014. Pursuant to the Agreement, the term of the Note was extended to October 1, 2015 and the Note began accruing interest starting from May 13, 2015. In addition, the Company agreed to make certain mandatory prepayments under certain circumstances and issue to MedTech Development 200,000 shares of restricted common stock of the Company.  In accordance with ASC 470-50, the Company recorded this agreement as debt extinguishment and $654,000 was recorded as loss on debt extinguishment for the three and nine months ended September 30, 2015.

Bridgestone Americas Tire Operations, LLC (“BATO”)

On April 23, 2015, IP Liquidity entered into a Patent Purchase Agreement (“BATO PPA”), as amended, whereby IP Liquidity purchased 43 patents from Bridgestone Americas Tire Operations LLC (“BATO”).

Pursuant to the terms of the BATO PPA, the Company agreed to pay BATO (i) $3.5 million in two increments shortly after the execution of the document and (ii) an additional $6.5 million in the event that the Company funds the German court bond requirement to put an injunction in place.  The Company has not made the first payment to BATO pending further potential amendments to the BATO PPA.

The Company accounted for the acquisition as an asset acquisition in accordance with ASC 805 “Business Combinations”. The Company engaged a third party valuation firm to determine the fair value of the assets purchased, which determined that the fair value of the assets was in excess of the purchase consideration, so the Company booked the assets at the purchase consideration of $10 million.

Uniloc Luxembourg SA

On August 14, 2015, Marathon Patent Group, Inc., a Nevada corporation (“Marathon”), entered into a Business Combination Agreement (the “Business Combination Agreement”) with Marathon Group SA, a Luxembourg société anonyme (“Holdco”) and Uniloc Luxembourg SA, a Luxembourg société anonyme (“Uniloc”), and Uniloc Corporation Pty. Limited, an Australian corporation (“Uniloc Australia”).

Subject to the satisfaction or waiver of the conditions in the Business Combination Agreement and on the terms in the Business Combination Agreement, at the closing of the transactions contemplated by the Business Combination Agreement (the “Closing”):

•      All of Marathon’s outstanding shares, warrants and options will be exchanged, for approximately 45% of Holdco’s fully-diluted capitalization, resulting in Marathon becoming a wholly-owned subsidiary of Holdco; and

•      Uniloc will transfer substantially all of its assets and liabilities to a new wholly-owned Luxembourg subsidiary (“New Uniloc”). Following that transfer, Uniloc will merge with and into Holdco, resulting in New Uniloc becoming a wholly-owned subsidiary of Holdco.

•      Holdco has the option to acquire from Uniloc Australia its Uniloc USA Holdings subsidiary.

As consideration for these transactions, Holdco will issue its ordinary shares representing approximately 55% of Holdco’s fully diluted capitalization.

The Closing is subject to customary conditions, including:

•      the approval of the Business Combination Agreement by Marathon stockholders;

•      the approval of the Business Combination by the Uniloc shareholders;

•      receipt of necessary third party consents, including, among others, from affiliates of Fortress Investment Group, which is a lender to both Marathon and Uniloc;

•      the truth and accuracy of the other party’s representations and warranties in the Business Combination Agreement;

•      the non-occurrence of a Material Adverse Effect (as defined in the Business Combination Agreement) with respect to the other party;

•      listing of the Holdco ordinary shares on NASDAQ;

•      new offers of employment being made to senior management of Marathon and Uniloc; and

•      the performance by the other party of all of its obligations and compliance with all of its covenants under the Business Combination Agreement in all material respects.

The Business Combination Agreement contains customary representations, warranties and covenants by each of Marathon and Uniloc for a transaction of this nature. Marathon and Uniloc each have agreed, among other things, subject to the exceptions in the Business Combination Agreement, prior to termination of the agreement, not to directly or indirectly:

•      initiate, solicit, or knowingly take any action to facilitate or encourage, or participate or engage in any negotiations, inquiries or discussions with respect to any Acquisition Proposal (as defined in the Business Combination Agreement),

•      in connection with any potential Acquisition Proposal, disclose or furnish any nonpublic information or data to any Person concerning Marathon’s business or properties or afford any Person other than Uniloc or its Representatives access to its properties, books, or records, except as required by Law or pursuant to a governmental request for information,

•      enter into or execute, or propose to enter into or execute, any agreement relating to an Acquisition Proposal, or

•      approve, endorse, recommend or make or authorize any public statement, recommendation, or solicitation in support of any Acquisition Proposal. Marathon will, and will direct its Representatives to, cease immediately and cause to be terminated all discussions and negotiations that commenced prior to the date of this Agreement regarding any proposal that constitutes, or could reasonably be expected to lead to, an Acquisition Proposal.

In addition, each of the parties agreed to use, subject to the terms and conditions of the Business Combination Agreement, commercially reasonable efforts to cause the transactions to be consummated as promptly as practicable.

The Business Combination Agreement also requires each of Marathon and Uniloc to call and hold shareholders’ meetings, as expeditiously as possible, and requires the board of directors of each of Marathon and Uniloc to recommend approval of the transactions.  Holdco will prepare and file with the United States Securities and Exchange Commission a registration statement on Form S-4 in connection with the Marathon vote and registration of the Ordinary Shares.

The Business Combination Agreement may be terminated by mutual written consent of the parties. Among other termination rights, the Business Combination Agreement also contains termination rights giving either party a termination right if:

•      the transactions have not been consummated by March 1, 2016, but this date may be extended to May 31, 2016 if regulatory approvals are not timely obtained;

•      the Uniloc and/or Marathon shareholder approvals are not obtained;

•      the other party breaches its representations and covenants and such breach would result in the closing conditions not being satisfied; and

•      each of Uniloc and Marathon has the right to terminate the Business Combination Agreement to accept a superior proposal on the express conditions described in the Business Combination Agreement, including, among other things, no violation of the restrictions on soliciting an alternative proposal.

In connection with the transactions described, on August 14, 2015, certain shareholders of each of Marathon and Uniloc entered into Support Agreements (the “Support Agreement”) under which they agreed to vote their respective shares of Marathon and Uniloc in favor of the approval of the Business Combination Agreement in certain circumstances.

The Closing is expected to occur during the first quarter of 2016.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets of the Company, including adjustments for currency translation adjustments, consisted of the following:

	September 30, 2015	December 31, 2014

Intangible Assets	$58,684,865	$49,914,360
Accumulated Amortization & Impairment	(14,931,648)	(6,550,528)
Intangible assets, net	$43,753,217	$43,363,832

Intangible assets are comprised of patents with estimated useful lives between approximately 1 to 15 years. Once placed in service, the Company will amortize the costs of intangible assets over their estimated useful lives on a straight-line basis.  Costs incurred to acquire patents, including legal costs, are also capitalized as long-lived assets and amortized on a straight-line basis with the associated patent. Amortization of patents is included in operating expenses as reflected in the accompanying consolidated statements of operations. As of September 30, 2015 and December 31, 2014, management concluded that there was no impairment to the intangible assets.

Patent amortization expense for the three and nine months ended September 30, 2015 was $2,884,269 and $8,511,730, respectively and patent amortization expense for the three and nine months ended September 30, 2014 was $1,480,311 and $2,872,638, respectively, net of foreign currency translation adjustments. Gross future amortization of intangible assets, not incorporating foreign currency translation adjustments, is as follows:

2015	$2,641,611
2016	10,431,758
2017	8,026,466
2018	6,380,723
2019	5,470,671
2020 and thereafter	10,801,988
Total	$43,753,217

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

As of September 30, 2015, the Company’s patent portfolios consist of 369 U.S. and foreign patents and contract rights to ten patents. In the aggregate, the earliest date for expiration of a patent in the Company’s patent portfolio is past (the patent is expired, but patent rules allow for six year look-back for royalties), the median expiration date for patents in the Company’s portfolio is June 17, 2017, and the latest expiration date for a patent in any of the Company’s patent portfolios is July 29, 2029.  A summary of the Company’s patent portfolios is as follows:

Subsidiary	Number of Patents	Earliest Expiration Date	Median Expiration Date	Latest Expiration Date	Subject Matter
Bismarck IP Inc.	17	09/15/15	09/15/16	01/22/18	Communication and PBX equipment
Clouding Corp.	60	Expired	10/05/21	03/29/29	Network and data management
CRFD Research, Inc.	5	09/17/21	08/11/22	08/19/23	Web page content translator and device-to-device transfer system
Cyberfone Systems, LLC	35	Expired	01/31/17	06/07/20	Telephony and data transactions
Dynamic Advances, LLC	4	Expired	10/02/17	03/06/23	Natural language interface
E2E Processing, Inc.	4	04/27/20	11/17/23	07/18/24	Manufacturing schedules using adaptive learning
Hybrid Sequence IP, Inc.	2	11/14/15	09/09/16	07/17/17	Asynchronous communications
IP Liquidity Ventures, LLC	49	Expired	04/09/17	07/26/20	Pharmaceuticals / tire pressure systems
Loopback Technologies, Inc.	10	Expired	09/25/17	08/27/22	Automotive
Medtech Group Acquisition Corp.	137	Expired	06/01/18	07/29/29	Medical technology
Relay IP, Inc.	1	Expired	Expired	Expired	Multicasting
Sampo IP, LLC	3	03/13/18	03/13/18	11/16/23	Centrifugal communications
Sarif Biomedical LLC	5	Expired	Expired	Expired	Microsurgery equipment
Selene Communication Technologies, LLC	3	05/05/18	11/23/20	11/28/21	Communications
Signal IP, Inc.	7	Expired	12/01/15	08/06/22	Automotive
TLI Communications, LLC	6	06/17/17	06/17/17	06/17/17	Telecommunications
Vantage Point Technology, Inc.	31	Expired	12/21/16	03/09/18	Computer networking and operations

NOTE 5 - STOCKHOLDERS’ EQUITY

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

On November 19, 2014, the Board of Directors of the Company declared a stock dividend pursuant to which holders of the Company’s Common Stock as of the close of business of the record date of December 15, 2014 shall receive one additional share of Common Stock at the close of business on December 22, 2014 for each share of Common Stock held by such holders, which resulted in an increase in the number of outstanding shares of common stock by 6,895,730.  All share and per share values for all periods presented in the accompanying consolidated financial statements are retroactively restated for the effect of the reverse stock split and stock dividend.

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

On September 17, 2014, the Company entered into a consulting agreement (the “GRQ Consulting Agreement”) with GRQ Consultants, Inc. (“GRQ”), pursuant to which GRQ shall provide certain consulting services including, but not limited to, advertising, marketing, business development, strategic and business planning, channel partner development and other functions intended to advance the business of the Company.  As consideration, GRQ shall be entitled to 200,000 shares of the Company’s Series B Convertible Preferred Stock, 50% of which vested upon execution of the GRQ Consulting Agreement, and 50% of which shall vest in six (6) equal monthly installments of commencing on October 17, 2014.  The first tranche of 100,000 shares of Series B Convertible Preferred Stock was issued to GRQ on October 6, 2014. In addition, the GRQ Consulting Agreement allows for GRQ to receive additional shares of Series B Convertible Preferred Stock upon the achievement of certain performance benchmarks. All shares of Series B Convertible Preferred Stock issuable to GRQ shall be pursuant to the 2014 Plan (as defined below) and were subject to shareholder approval of the 2014 Plan on or prior to September 16, 2015, with such approval being received by the shareholders at the Company’s annual shareholder meeting held on July 31, 2015. The GRQ Consulting Agreement contains an acknowledgement that the conversion of the preferred stock into shares of the Company’s common stock is precluded by the equity blockers set forth in the certificate of designation and in Section 17 of the 2014 Plan to ensure compliance with NASDAQ Listing Rule 5635(d). In a series of transactions, the Series B Convertible Preferred Stock associated with the GRQ Consulting Agreement was converted into shares of the Company’s Common Stock, with 183,330 shares of Series B Convertible Preferred Stock converted into Common Stock prior to September 30, 2015.

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

On July 24, 2015, the Company issued 200,000 shares of the Company’s Common Stock to MedTech Development pursuant to a forbearance agreement the Company entered into on July 16, 2015 with MedTech Development, the holder of a Promissory Note issued by the Company, dated October 10, 2014, as part of the consideration for the purchase price of the Medtech Entities.

On September 21, 2015, the Company issued 150,000 shares of the Company’s Common Stock, in the amount of 90,000 and 60,000 shares with a stock price of $2.23 per share and a total value of $334,500, to two consultants pursuant to investor relations services the consultants are providing for the Company.

In a series of transactions, the Series B Convertible Preferred Stock associated with the GRQ Consulting Agreement was converted into shares of the Company’s Common Stock, with 183,330 shares of Series B Convertible Preferred Stock converted into Common Stock prior to September 30, 2015.

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

On January 29, 2015, the Company and certain of its subsidiaries entered into a series of Agreements including a Securities Purchase Agreement (“Fortress Purchase Securities Agreement”) with DBD, an affiliate of Fortress, under which the Company issued a five-year warrant (“Fortress Warrant”) to purchase 100,000 shares of the Company’s Common Stock exercisable at $7.44 per share, subject to adjustment.  The Company reviewed the instruments in the context of ASC 480 and determined that the convertible notes should be recorded as a liability and analyzed the conversion feature and bifurcation pursuant to ASC 815 and ASC 470, respectively, to determine that the was no bifurcation of the beneficial conversion feature and warrants were recorded as an equity.

During the three and nine months ended September 30, 2015, the Company recorded compensation expense of $0 and $3,465, respectively, in connection with vested warrants. At September 30, 2015, there was a total of $0 of unrecognized compensation expense related to this non-vested warrant-based compensation arrangement.

A summary of the status of the Company’s outstanding stock warrants at September 30, 2015 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Balance at December 31, 2014	1,926,308	$4.10	0.80
Granted	100,000	$7.44	4.33
Cancelled	-	-	-
Forfeited	-	-	-
Exercised	5,000	$3.75	-
Balance at September 30, 2015	2,021,308	4.27	0.98

Warrants exercisable at Septmeber 30, 2015	2,021,308
Weighted average fair value of warrants granted during the period		$3.19

Warrant Amendment Letter

On April 20, 2014, the Company sent a letter (the “Warrant Amendment Letter”) to all the holders of the warrants which were granted in connection with the sale of units pursuant to a securities purchase agreements which occurred between May 2013 and August 2013. The Warrant Amendment Letter offered to reduce the exercise price of the warrants from $6.50 per share to $5.75 per share, if the holders of the warrants accepted the Company’s offer to exercise the warrants in full for cash by April 22, 2014 (the “Expiration Date”).  The Company subsequently extended the Expiration Date to April 24, 2014. On April 24, 2014, one holder of warrants, who is an accredited investor, accepted the Company’s offer and thereby exercised his warrants, for gross proceeds to the Company of approximately $138,222. After analyzing the circumstances relative to the Warrant Amendment Letter – the extremely short period of time to exercise pursuant to the Amendment Letter, the relatively small change in the exercise price and the limited response to the Amendment Letter – the Company deemed that the change was not a significant modification of the terms of the warrant and did not assess a new fair value and consequently did not make an entry for any adjustment in the value.

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

On March 6, 2015 the Company issued a new board member a five (5) year options to purchase an aggregate of 20,000 shares of the Company’s Common Stock with an exercise price of $7.37 per share, subject to adjustment, which shall vest in twelve (12) equal installments on each monthly anniversary of the grant. The options were valued based on the Black-Scholes model, using the strike and market prices of $7.37 per share, an expected term of 3.0 years, volatility of 41% based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve of 1.16%.

On March 18, 2015 the Company issued a new board member a five (5) year options to purchase an aggregate of 20,000 shares of the Company’s Common Stock with an exercise price of $6.61 per share, subject to adjustment, which shall vest in twelve (12) equal installments on each monthly anniversary of the grant. The options were valued based on the Black-Scholes model, using the strike and market prices of $6.61 per share, an expected term of 3.0 years, volatility of 41% based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve of 0.92%.

On April 7, 2015 (the “Effective Date”), the Company entered into a consulting agreement (the “Consulting Agreement”) with Richard Chernicoff, a member of the Company’s Board of Directors, pursuant to which Mr. Chernicoff shall provide certain services to the Company, including serving as the interim General Counsel and interim General Manager of commercial product commercialization development. Pursuant to the terms of the Consulting Agreement, Mr. Chernicoff shall receive a monthly retainer of $27,000 and subject to shareholder approval and pursuant to the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), a ten (10) year stock option to purchase 280,000 shares of the Company’s common stock (the “Award”).  The stock options shall have an exercise price of $6.76 per share, the closing price of the Company’s common stock on the date immediately prior to the Board of Directors approval of such stock options and the options shall vest as follows: 25% of the Award shall vest on the 12 month anniversary of the Effective Date and thereafter 2.083% on the 21st day of each succeeding calendar month for the following twelve months, provided Mr. Chernicoff continues to provide services (in addition to as a member of the Company’s Board of Directors) at the time of vesting.  The Award shall be subject in all respects to the terms of the 2014 Plan. Notwithstanding anything herein to the contrary, the remainder of the Award shall be subject to the following as an additional condition of vesting: (A) options to purchase 70,000 shares of the Company’s common stock under the Award shall not vest at all unless the price of the Company’s common stock while Mr. Chernicoff continues as an officer and/or director reach $8.99 and (B) options to purchase 70,000 shares of the Company’s common stock under the Award shall not vest at all unless the price of the Company’s common stock while Mr. Chernicoff continues as an officer and/or director reach $10.14.  For valuation purposes, the options were divided into two parts – the time-based vesting component and the performance-based vesting component.  The time-based vesting component was valued based on the Black-Scholes model, using the strike and market prices of $6.76 per share, an expected term of 6.25 years, volatility of 53% based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve of 1.53%. The performace-based vesting component was valued based on the Monte Carlo Simulation model, using the strike and market prices of $6.76 per share, an expected term of 10.0 years, volatility of 61% based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve of 1.89%.

On September 16, 2015, the Company issued its independent board members ten (10) year options to purchase an aggregate of 80,000 shares of the Company’s Common Stock with an exercise price of $2.03 per share, subject to adjustment, which shall vest monthly over twelve (12) months commencing on the date of grant. The options were valued based on the Black-Scholes model, using the strike and market prices of $2.03 per share, an expected term of 5.5 years, volatility of 47% based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve of 1.72%.

For the three and nine months ended September 30, 2015 the Company recorded option-based compensation expenses of $556,205 and $1,971,323, respectively and $450.004 and $1,364,243 for the three and nine months ended September 30, 2014, respectively. At September 30, 2015, there was a total of $2,975,214 of unrecognized compensation expense related to these non-vested option-based compensation arrangements discussed above.

A summary of the stock options as of September 30, 2015 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
Balance at December 31, 2014	3,017,690	$4.64	7.77
Granted	425,000	$5.89	8.83
Cancelled	-	$-	-
Forfeited	462,330	$5.53	-
Exercised	33,968	$3.25	-
Balance at September 30, 2015	2,946,392	$4.63	6.95

Options Exercisable at September 30, 2015	1,745,664
Options expected to vest	1,200,728
Weighted average fair value of options granted during the period		$2.09

Stock options outstanding at September 30, 2015 as disclosed in the above table have no intrinsic value.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Fortress Transaction

On January 29, 2015, the Company and certain of its subsidiaries (each a “Subsidiary”) entered into a series of Agreements including Fortress Securities Agreement and a Subscription Agreement with DBD, an affiliate of Fortress, under which the Company sold to the purchasers: (i) $15,000,000 original principal amount of Senior Secured Notes (“Fortress Notes”), (ii) a right to receive a portion of certain proceeds from monetization net revenues received by the Company (after receipt by the Company of $15,000,000 of monetization net revenues and repayment of the Fortress Notes),  (the “Revenue Stream”), (iii) a five-year Fortress Warrant to purchase 100,000 shares of the Company’s Common Stock exercisable at $7.44 per share, subject to adjustment; and (iv) 134,409 shares of the Company’s Common Stock.  Under the Fortress Purchase Agreement, the Company has the right to require the purchasers to purchase an additional $5,000,000 of Notes (which will increase proportionately the Revenue Stream), subject to the achievement of certain milestones, and further contemplates that Fortress may, but is not obligated to, fund up to an additional $30,000,000, on equivalent economic terms.   The Company may use the proceeds to finance the monetization of its existing assets, provide further expansion capital for new acquisitions, to repay existing debt (including without limitation, the Company’s 11% convertible notes issued October 9, 2013 and for general working capital and corporate purposes.

Pursuant to the Purchase Agreement entered into on January 29, 2015, the Company issued to Fortress a Note in the original principal amount of $15,000,000 (the “Initial Note”). The Initial Note matures on July 29, 2018. If any additional Notes are issued pursuant to the Fortress Securities Purchase Agreement, the maturity date of such additional Fortress Notes shall be 42 months after issuance. The unpaid principal amount of the Initial Note (including any PIK Interest, as defined below) shall bear cash interest at a rate equal to LIBOR plus 9.75% per annum; provided that upon and during the continuance of an Event of Default (as defined in the Fortress Securities Purchase Agreement), the interest rate shall increase by an additional 2% per annum.  As of Septemner 30, 2015, the twelve-month LIBOR USD rate was 0.84735%. Interest on the Initial Note shall be paid on the last business day of each calendar month (the “Interest Payment Date”), commencing January 31, 2015.  Interest shall be paid in cash except that 2.75% per annum of the interest due on each Interest Payment Date shall be paid-in-kind, by increasing the principal amount of the Notes by the amount of such interest, effective as of the applicable Interest Payment Date (“PIK Interest”).  PIK Interest shall be treated as added principal of the Initial Note for all purposes, including interest accrual and the calculation of any prepayment premium.

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

Office Lease

In October 2013, the Company entered into a net-lease for its current office space in Los Angeles, California.  The lease will commence on May 1, 2014 and runs for seven years through April 30, 2021, with monthly lease payment escalating each year of the lease.  In addition, to paying a deposit of $7,564 and the monthly base lease cost, the Company is required to pay pro rata share of operating expenses and real estate taxes.  Under the terms of the lease, the Company will not be required to pay rent for the first five months but must remain in compliance with the terms of the lease to continue to maintain that benefit.  In addition, the Company has a one-time option to terminate the lease in the 42th month of the lease.  Minimum future lease payments under this lease at September 30, 2015, for the next five years and thereafter are as follows:

2015 (Nine Months)	$16,575
2016	68,244
2017	71,288
2018	74,540
2019	77,872
Thereafter	108,840
Total	$417,359

Legal Proceedings

In the ordinary course of business, we actively pursue legal remedies to enforce our intellectual property rights and to stop unauthorized use of our technology. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are adverse to the Company or who has a material interest adverse to us.

On August 14, 2014, Dominion Harbor Group, LLC (“Dominion”), a former vendor to the Company, filed a complaint against the Company in the Northern District of Texas for breach of contract, unjust enrichment and fraudulent inducement. On October 30, 2015, the Company and Dominion entered into a settlement agreement whereby the Company agreed to 1) pay Dominion $250,000, with $50,000 payable immediately and the remainder payable in eight equal payments over the next eight quarter starting on January 15, 2016 and 2) issue Dominion 300,000 restricted shares of the Company’s Common Stock, with 200,000 of these shares locked up until May 4, 2016 and the remaining 100,000 shares locked up until November 3, 12016.

Other than as disclosed herein, we know of no other material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation other than in the normal course of business.

NOTE 7 – SUBSEQUENT EVENTS

On October 16, 2015, the Company entered into a Patent Purchase Agreement whereby the Company acquired 31 United States and foreign patents in return for an interest in the net recoveries.

On October 23, 2015, the Company entered into Amendment No. 1 to Forbearance Agreement (the “Amendment”) to the Forbearance Agreement entered into with MedTech Development on July 13, 2015.  MedTech Development is the holder of a Promissory Note issued by the Company, dated October 10, 2014, which was issued by the Company as part of the consideration for the purchase price of the Medtech Entities. Pursuant to the Amendment, the due date of the Promissory Note was extended to October 23, 2016 in return for which the Company made a payment of $100,000 on October 23, 2015 and modified the terms under which the Company agreed to make mandatory prepayments under certain circumstances.

On October 30, 2015, the Company and Dominion Harbor Group, LLC (“Dominion”) entered into a settlement agreement whereby the Company agreed to 1) pay Dominion $250,000 in cash, with $50,000 payable immediately and the remainder payable in eight equal payments over the next eight quarter starting on January 15, 2016 and 2) issue Dominion 300,000 restricted shares of the Company’s Common Stock, with 200,000 of these shares locked up until May 4, 2016 and the remaining 100,000 shares locked up until November 3, 2016.

On November 16, 2015, the Company made a payment in the amount of $100,000 towards the remaining balance of the note to Medtronic pursuant to the purchase of the Medtech Entities and is negotiating with Medtronic to pay the remaining amount.

On November 15, 2015, the Company entered into an agreement with Bridgestone Americas, Inc. (“Bridgestone”) whereby Bridgestone and the Company terminated the German Patent Purchase Agreement entered into on April 23, 2015.  The effect of this is that effective November 15, 2015, the current book value of the patents will be removed from the Company's balance sheet as will the entirety of the debt associated with the purchase agreement in the amount of $10 million. The Company made no payments to Bridgestone pursuant to the German Patent Purchase Agreement.

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

Overview

We acquire patents and patent rights from owners or other ventures and seek to monetize the value of the patents through litigation and licensing strategies, alone or with others.  Part of our acquisition strategy is to acquire or invest in patents and patent rights that cover a wide-range of subject matter which allows us to seek the benefits of a diversified portfolio of assets in differing industries and countries.  Generally, the patents and patent rights that we seek to acquire have large identifiable targets who are or have been using technology that we believe infringes our patents and patent rights.  We generally monetize our portfolio of patents and patent rights by entering into license discussions, and if that is unsuccessful, initiating enforcement activities against any infringing parties with the objective of entering into comprehensive settlement and license agreements that may include the granting of non-exclusive retroactive and future rights to use the patented technology, a covenant not to sue, a release of the party from certain claims, the dismissal of any pending litigation and other terms.  Our strategy has been developed with the expectation that it will result in a long-term, diversified revenue stream for the Company. As of September 30, 2014, we owned 379 U.S. and foreign patents and patent rights.

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

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date. As stock-based compensation expense is recognized based on awards expected to vest, forfeitures are also estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the three months ended September 30, 2015, the expected forfeiture rate was 11.66%, which resulted in an expense of $8,423 recognized in the Company’s compensation expenses. There were no forfeitures for the three and nine months ended September 30, 2014.  The Company will continue to assess the impact of forfeitures in future quarters.

Liquidity and Capital Resources

At September 30, 2015, we had $3.4 million in cash and cash equivalents and a working capital deficit of $21.1 million.

Based on the Company’s current revenue and profit projections, management is uncertain that the Company’s existing cash and accounts receivables will be sufficient to fund its operations through at least the next twelve months. If we do not meet our revenue and profit projections or the business climate turns negative, then we will need to:

•

raise additional funds to support the Company’s operations. There is no assurance that the Company will be able to raise such additional funds on acceptable terms, if at all. If the Company raises additional funds by issuing securities, existing stockholders may be diluted; and

•	review strategic alternatives.

If adequate funds are not available, we may be required to curtail our operations or other business activities or obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain technologies or potential markets.

Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, or ASU 2015-16. This amendment requires the acquirer in a business combination to recognize in the reporting period in which adjustment amounts are determined, any adjustments to provisional amounts that are identified during the measurement period, calculated as if the accounting had been completed at the acquisition date. Prior to the issuance of ASU 2015-16, an acquirer was required to restate prior period financial statements as of the acquisition date for adjustments to provisional amounts.  The new standard for an annual reporting period beginning after December 15, 2017 with an earlier effective application is permitted only as of annual reporting periods beginning after December 15, 2016.  The new guidance is not expected to have significant impact on the Company’s consolidated financial statements,

In April 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other – Internal-Use Software; Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. Prior to this ASU, U.S. GAAP did not include explicit guidance about a customer’s accounting for fees paid in a cloud computing arrangement. Examples of cloud computing arrangements include software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements. This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license, in which case the customer should account for such license consistent with the acquisitions of other software licenses. If the cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The ASU does not change the accounting for service contracts. The new standard is effective for us on January 1, 2016 with early adoption permitted. We do not expect the adoption of ASU 2015-05 to have a significant impact on our consolidated financial statements.

In April 2015, the FASB issued new guidance on the presentation of debt issuance costs (ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs), effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and should be applied retrospectively to all periods presented. Early adoption of the new guidance is permitted for financial statements that have not been previously issued. The new guidance will require that debt issuance costs be presented in the balance sheet as a direct deduction from the related debt liability rather than as an asset, consistent with debt discounts.  The Company adopted ASU 2015-03 and as such, the debt issuance costs for Fortress note was presented in the balance sheet as direct deduction from the related debt liability.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. This standard update provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new guidance is effective for all annual and interim periods ending after December 15, 2016. The new guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

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

Results of Operations

For the Three and Nine Months Ended September 30, 2015 and 2014

We generated revenues of $6,407,997 and $11,870,851 during the three and nine months ended September 30, 2015 as compared to $13,455,472 and $20,059,972 during the three and nine months ended September 30, 2014.  For the three and nine months ended September 30, 2015, this represented a decrease of $7,047,475 or 52% and $8,189,121 or 41%, respectively. Revenue for the three and nine months ended September 30, 2015 was derived from the issuance of one-time patent licenses, recurring royalties and subscription fees for Opus, our patent analytics system, and for the three and nine months ended September 30, 2014 revenue was derived solely from the issuance of one-time patent licenses.  The decline in revenue from 2014 to 2015 resulted from a decrease in the issuance of one-time patent licenses, offset partially by recurring royalty and Opus license revenue.

Revenues from the issuance of licenses to certain of the Company’s patent portfolios accounted for approximately 97% and 94% of our revenues for the three months and nine ended September 30, 2015 and 100% and 100% for the three and nine months ended September 30, 2014, respectively. For the three months ended September 30, 2015, revenues from the five largest settlement and license agreements accounted for approximately 87% of the Company’s revenues, whereas revenues from the five largest settlement and license agreements accounted for 100% of the Company’s revenue for the comparable period ending September 30, 2014.

While the Company has a growing portfolio of patents and did generate recurring revenue during the three and nine months ended September 30, 2015, at this time, the Company expects that a significant portion of its future revenues will be based on one-time grants of similar non-recurring, non-exclusive, non-assignable licenses to a relatively small number of entities and their affiliates. Further, with the expected small number of firms with which the Company enters into license agreements, and the amount and timing of such license agreements, the Company also expects that its revenues may be highly variable from one period to the next.

Direct cost of revenues during the three and nine months ended September 30, 2015 amounted to $4,002,040 and $12,190,415, respectively and for the three and nine months ended September 30, 2014, the direct cost of revenues amounted to $5,584,542 and $8,448,954, respectively. For the three and nine months ended September 30, 2015, this represented a decrease of $1,582,502 or 28% and an increase of $3,741,461 or 44%, respectively. Direct costs of revenue include contingent payments to patent enforcement legal costs, patent enforcement advisors and inventors as well as various non-contingent costs associated with enforcing the Company’s patent rights and otherwise in developing and entering into settlement and licensing agreements that generate the Company’s revenue.  For the three and nine months ended September 30, 2015, the Company had higher costs associated with experts and a non-contingent engagement with litigation counsel for numerous enforcement actions with scheduled trial dates during the period and over the next few months.

We incurred other operating expenses of $5,491,363 and $17,632,070 for the three and nine months September 30, 2015, respectively and $5,809,061 and $10,147,715 for the three and nine months ended September 30, 2014, respectively.  For the three and nine months ended September 30, 2015, this represented a decrease in other operating expenses of $317,698 or 5% and an increase of $7,484,355 or 74%, respectively. These expenses primarily consisted of amortization of patents, general expenses, compensation to our officers, directors and employees, professional fees and consulting incurred in connection with the day-to-day operation of our business and notably, for the nine months ended September 30, 2015, included a one time patent impairment charge of $766,498 associated with the change in the value of the Clouding IP portfolio.

The operating expenses consisted of the following:

	Total Other Operating Expenses
	For the Three Months Ended September 30, 2015	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2015	For the Nine Months Ended Septemer 30, 2014

Amortization of patents(1)	2,884,269	1,480,311	8,511,730	2,872,638
Compensation and related taxes (2)	903,685	824,165	3,571,817	2,266,283
Consulting fees (3)	643,702	785,601	1,869,326	1,550,155
Professional fees (4)	882,213	408,280	2,230,748	933,751
Other general and administrative (5)	177,494	166,216	681,951	380,400
Patent Impairment (6)	-	-	766,498	-
Goodwill Impairment (7)	-	2,144,488	-	2,144,488
Total	5,491,363	5,809,061	17,632,070	10,147,715

Operating expenses for the three and nine months ended September 30, 2015 include non-cash operating expenses totaling $3,787,346 and $12,404,184, respectively and for the three and nine month ended September 30, 2014, the Company incurred non-cash operating expenses of $4,667,813 and $7,295,123, respectively. Non-cash operating expenses consisted of the following:

	Non-Cash Operating Expenses
	For the Three Months Ended September 30, 2015	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2015	For the Nine Months Ended Septemer 30, 2014

Amortization of patents (1)	2,884,269	1,480,311	8,511,730	2,872,638
Compensation and related taxes (2)	444,558	442,374	1,682,361	1,163,463
Consulting fees (3)	448,361	600,640	1,403,555	1,108,784
Professional fees (4)	8,527	-	25,582	5,750
Other general and administrative (5)	1,631	-	14,458	-
Patent Impairment (6)	-	-	766,498	-
Goodwill Impairment (7)	-	2,144,488	-	2,144,488
Total	3,787,346	4,667,813	12,404,184	7,295,123

(1)

Amortization of patents: Amortization expenses associated with patents were $2,884,269 and $8,511,730 during the three and nine months ended September 30, 2015, respectively, an increase of $1,403,958 or 95% and $5,639,092 or 196% relative to the three and nine months ended September 30, 2014. The increase results from the significant number of patents and patent portfolios we have added during the last nine months of 2014 and the first nine months of 2015. The Company has acquired ownership of or contractual rights to eleven patent portfolios during this period. When the Company acquires patents and patent rights, the Company capitalizes the cost of those assets and amortizes those costs over the remaining useful lives of the assets. All patent amortization expenses are non-cash expenses.

(2)

Compensation expense and related taxes: Compensation expense includes cash compensation and related payroll taxes and benefits, and non-cash equity compensation expenses. For the three and nine months ended September 30, 2015, respectively, compensation expense and related payroll taxes were $903,685 and $3,571,817, an increase of $79,520 or 10% and $1,305,534 or 58% relative to the three and nine months ended September 30, 2014. The increase in compensation primarily reflects bonuses paid during the three months ended March 31, 2015, an increase in cash compensation, payroll taxes and benefits to our employees, and an increase in the number of employees replacing certain outsides services and third party vendors. We recognized non-cash employee and board equity based compensation of $444,558 and $1,682,361, respectively, for the three and nine months ended September 30, 2015 and $442,374 and $1,163,463, respectively, for the three and nine months ended September 30, 2014.

(3)

Consulting fees: For the three and nine months ended September 30, 2015, respectively, we incurred consulting fees of $643,702 and $1,869,326. This represented a decrease in the amount of $141,899 or 18% and an increase of $319,171 or 21% relative to the three and nine months ended September 30, 2014. Consulting fees include both cash and non-cash related consulting fees primarily for investor and public relations services as well as other consulting services.  The decrease during the three months ended September 30, 21015 reflects certain third party service brought in-house while the increase for the nine months ended September 30, 2015 versus the nine months ended September 30, 2014 reflect the non-cash compensation associated with a consulting agreement entered into in September 2014 that ran through March 2015. During the three and nine months ended September 30, 2015, we recognized non-cash equity based consulting expenses of $448,361 and $1,403,555, respectively versus non-cash equity-based consulting expenses of $600,640 and $1,108,784 for the three and nine months ended September 30, 2014. For the nine months ended September 30, 2015, $750,328 of the non-cash equity based consulting expenses are non-recurring.

(4)

Professional fees:  For the three and nine months ended September 30, 2015, we incurred professional fees of $882,213 and $2,230,748, respectively, an increase of $473,933 or 116% and $1,296,997 or 139% over the comparable periods in 2014.  Professional fees primarily reflect the costs of professional outside accounting fees, legal fees and audit fees.  The increase in professional fees for the three and nine months ended September 30, 2015 over the three and nine months ended September 30, 2014 related to professional outside legal, accounting and audit fees resulting from a substantially higher level of activity in the Company’s continuing patent acquisition and monetization operations, costs associated with closing the Fortress transaction and non-capitalized costs associated with the merger with Uniloc. During the three and nine months ended September 30, 2015, we recognized non-cash equity based professional expenses of $8,527 and $25,582, respectively, versus no non-cash professional expenses during the same periods in 2014.

(5)

Other general and administrative expenses: For the three and nine months ended September 30, 2015, we incurred other general and administrative expenses of $177,494 and $681,951, respectively, an increase of $11,178 or 7% and $301,551 or 79% over the comparable periods in 2014. General and administrative expenses reflect the other non-categorized operating costs of the Company and include expenses related to being a public company, rent, insurance, technology and other expenses incurred to support the operations of the Company.  The increase in general and administrative costs in the three and nine months ended September 30, 2015 over the three and nine months ended September 30, 2014 resulted from an increase in these expenses, including opening an office in Germany, in support of the continued expansion of the operations of the Company. During the three and nine months ended September 30, 2015, we recognized non-cash other general and administrative expenses of $1,631 and $14,458, respectively, versus no non-cash other general and administrative expenses during the same periods in 2014.

(6)

Patent impairment: Based on changes in the expected timing of proceeds from the Clouding portfolio, the Company took an impairment charge as of June 30, 2015 in the carrying value of the Clouding assets in the amount of $766,498. The total for the three and nine months ended September 30, 2015 was $0 and $766,498, respectively, versus no impairment charge during the comparable periods in 2014.

(7)

Goodwill impairment: The Company performs the annual testing for impairment of goodwill at the reporting unit level during the quarter ended September 30. The Company did not record any impairment charges to its goodwill during the three months ended September 30, 2015, whereas the Company recorded an impairment charge in the amount of $2,144,488 to the goodwill associated with CyberFone for the three months ended September 30, 2014. The Company has not recorded any other impairment charges during the three and nine months ended September 30, 2015 and 2014.

Operating Income (loss)

We reported operating income (loss) of $(3,085,406) and $(17,951,634) for the three and nine months ended September 30, 2015 and operating income (loss) of $2,061,869 and $1,463,303, for the three and nine months ended September 30, 2014.  For the three and nine months ended September 30, 2015, this represented an increased operating loss of $5,147,275 and $19,414,937, respectively. The increased loss from operations in 2015 relative to 2014 was primarily attributable to lower revenues, the increase in enforcement costs with trials held during the period, preparation for upcoming trials and a fixed fee engagement arrangement with litigation counsel associated with a portfolio that the Company acquired in June 2014.

Other Expense

Total other expenses were $(1,148,877) and $(1,383,261) for the three and nine months ended September 30, 2015, respectively, and $(20,669) and $(20,965) for the three and nine months ended September 30, 2014, respectively. For the three and nine months ended September 30, 2015, this represented an increase in other expense of $1,128,208 and $1,362,296, respectively.  The principal component of the increase in the other expenses for the three and nine months ended September 30, 2015 was cash and non-cash interest expenses associated with debt incurred by the Company and a reversal of a discount of $750,000 for early payment of debt associated with the Medtech portfolio purchase as the Company did not repay the debt prior to July 20, 2015, as earlier expected, offset by a reduction in the value of the Clouding earn out liability in the amount of $597,047 and 2,901,348, respectively.

Income Tax Benefit

We recognized an income tax benefit in the amount of $483,815 and $6,300,159 for the three and nine months ended September 30, 2015 and $1,481,404 for the three and nine months ended September 30, 2014.

Net Income (Loss)

We reported net income (loss) of $(3,750,468) and $(13,034,736) for the three and nine months ended September 30, 2015, respectively, and net income (loss) of $3,522,604 and $1,652,250 for the three and nine months ended September 30, 2014, respectively.  For the three and nine months ended September 30, 2015, this represented an increase in the net loss of $7,273,072 and $14,686,986, respectively.

Non-GAAP Reconciliation

After reconciling for one-time, non-cash items, the Company reported non-GAAP net income (loss) in the amount of $(1,888,441) and $(8,301,193) for the three and nine months ended September 30, 2015, respectively, versus non-GAAP net income (loss) in the amount of $4,564,525 and $6,592,973 for the three and nine months ended September 30, 2014. The details of those expenses and non-GAAP reconciliation of these non-cash items are set forth below:

	Non-GAAP Reconciliation
	For the Three Months Ended September 30, 2015	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2015	For the Nine Months Ended Septemer 30, 2014
Net income (loss)	(3,750,468)	3,522,604	(13,034,736)	1,652,250
Non-GAAP
Amortization of intangible assets & depreciation	2,884,269	1,480,311	8,511,730	2,872,638
Equity-based compensation	901,446	1,043,014	3,111,498	2,277,997
Beneficial Conversion Feature	-	-	-	1,271,492
Impairment of Intellectual Property	-	-	766,498	-
Change in Earn Out Liability	(597,047)	-	(2,901,348)	-
Non-cash interest expense	301,544	-	1,926,866	-
Deferred tax benefit	(483,815)	(1,481,404)	(6,300,159)	(1,481,404)
Loss on Note Payable	654,000	-	654,000	-
Clawback on Medtronic Debt	-	-	750,000	-
Other	1,631	-	14,458	-
Non-GAAP profit (loss)	(88,440)	4,564,525	(6,501,193)	6,592,973

Weighted average common shares outstanding - basic and diluted	14,376,118	11,500,500	14,094,891	11,197,374
Weighted average common shares outstanding - basic and diluted	14,376,118	15,966,454	14,094,891	14,926,504

Non-GAAP net income (loss) per common share - basic	$(0.01)	$0.40	$(0.46)	$0.59
Non-GAAP net income (loss) per common share - diluted	$(0.01)	$0.29	$(0.46)	$0.44

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At September 30, 2015, the Company’s cash and cash equivalents balances totaled $3,408,839 compared to $5,082,569 at December 31, 2014.  The decrease in the cash balances of $1,673,730 resulted primarily from a decline in revenues for the nine months ended September 30, 2015 along with higher use of cash in operations resulting from the Company’s enforcement activities.

Net working capital declined by $6,798,779 to $(21,060,372) at September 30, 2015 from $(14,261,593) at December 31, 2014.  The degradation in net working capital resulted primarily from lower cash balance associated with the use of cash in operations, the loss of the value of bonds posted with German courts due to current foreign currency translation differences, an increase in accounts payable and accrued expenses and the incurrence of short term liabilities associated with the BATO purchase.

Cash provided by (used) in operating activities was $(2,921,505) during the nine months ended September 30, 2015 and cash provided by (used) in operating activities of $3,233,037 during the nine months ended September 30, 2014.

Cash used in investing activities was $(22,520) for the nine months ended September 30, 2015 versus $(6,875,703) cash used in investing activities for the nine months ended September 30, 2015. The use of cash during the nine months ended September 30, 2015 was entirely related to the purchase of equipment to manage the business and for the nine months ended September 30, 2014, the use of cash in investing activities was primarily related to the purchases of patent assets.

Cash provided by financing activities was $1,266,251 for the nine months ended September 30, 2015 versus cash provided by financing activities of $5,588,988 for the nine months ended September 30, 2014.  Cash provided by financing activities for the nine months ended September 30, 2015 resulted from the transaction entered into with Fortress on January 29, 2015 and the issuance of notes payable associated with the BATO patent acquisition, less repayment of general and patent portfolio acquisition debt, of equal or shorter terms, incurred during 2014.

Management is evaluating the balance of cash and cash equivalents of $3,408,839 at September 30, 2015 to determine its sufficiency to continue to fund the Company’s current operations.  The Company’s operations are subject to various risks and there is no assurance that changes in the operations of the Company will not require the Company to raise additional cash sooner than planned in order to continue uninterrupted operations.  In that event, the Company would seek to raise additional capital from the sale of the Company’s securities, from borrowing or from other sources.  Should the Company seek to raise capital from the issuances of its securities, such transactions would be subject to the risks of the market for the Company’s securities at the time.

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

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to our limited internal audit function, our Disclosure Controls were not effective as of September 30, 2015, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the President and Treasurer, as appropriate to allow timely decisions regarding disclosure.

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

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On August 14, 2014, Dominion Harbor Group, LLC (“Dominion”), a former vendor to the Company, filed a complaint against the Company in the Northern District of Texas for breach of contract, unjust enrichment and fraudulent inducement. On October 30, 2015, the Company and Dominion entered into a settlement agreement whereby the Company agreed to 1) pay Dominion $250,000, with $50,000 payable immediately and the remainder payable in eight equal payments over the next eight quarter starting on January 15, 2016 and 2) issue Dominion 300,000 restricted shares of the Company’s Common Stock, with 200,000 of these shares locked up until May 4, 2016 and the remaining 100,000 shares locked up until November 3, 12016.

Other than as disclosed herein, we know of no other material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation other than in the normal course of business.

Item 1A.  Risk Factors.

There have been no material changes to the Risk Factors as disclosed in our Annual Report on Form 10-K filed with the SEC on March 26, 2015, and in our other filings and reports with the SEC, which are incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

All unregistered sales of equity securities during the quarter ended September 30, 2015 have been reported on Forms 8-K file with the SEC.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1

Business Combination Agreement, dated as of 14 August 2015, by and among Marathon Group SA, Uniloc Luxembourg SA, Uniloc Corporation Pty. Limited and Marathon Patent Group, Inc. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on August 14, 2015)

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

Date: November 16, 2015

MARATHON PATENT GROUP, INC.

By:	/s/ Doug Croxall
Name: Doug Croxall
Title: Chief Executive Officer and Chairman
(Principal Executive Officer)

By:	/s/ Francis Knuettel II
Name: Francis Knuettel II
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)