Form 10-K
period 2015-12-31
Marathon Patent Group, Inc.
filed 2016-03-30
CIK 1507605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 001-36555

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 30, 2015, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing sales price of common stock, par value $0.001 per share (the “Common Stock”) on June 30, 2015, was approximately $38.9 million.

As of March 15, 2016, the registrant had 14,967,141 shares of Common Stock outstanding.

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

PART I

ITEM 1. BUSINESS

We were incorporated in the State of Nevada on February 23, 2010 under the name Verve Ventures, Inc. On December 7, 2011, we changed our name to American Strategic Minerals Corporation and were engaged in exploration and potential development of uranium and vanadium minerals business. In June 2012, we discontinued our minerals business and began to invest in real estate properties in Southern California. In October 2012, we discontinued our real estate business when our CEO joined the firm and we commenced our current business, at which time the Company’s name was changed to Marathon Patent Group, Inc.

We acquire patents and patent rights from owners or other ventures and seek to monetize the value of the patents through litigation and licensing strategies, alone or with others. Part of our acquisition strategy is to acquire or invest in patents and patent rights that cover a wide-range of subject matter which allows us to seek the benefits of a diversified portfolio of assets in differing industries and countries.  Generally, the patents and patent rights that we seek to acquire have large identifiable targets who are or have been using technology that we believe infringes our patents and patent rights.  We generally monetize our portfolio of patents and patent rights by entering into license discussions, and if that is unsuccessful, initiating enforcement activities against any infringing parties with the objective of entering into comprehensive settlement and license agreements that may include the granting of non-exclusive retroactive and future rights to use the patented technology, a covenant not to sue, a release of the party from certain claims, the dismissal of any pending litigation and such other terms as we deem appropriate.  Our strategy has been developed with the expectation that it will result in a long-term, diversified revenue stream for the Company. As of December 31, 2015, we owned 327 U.S. and foreign patents and patent rights and 12 patent applications.

Our principal office is located at 11100 Santa Monica Blvd., Suite 380, Los Angeles, CA 90225. Our telephone number is (703) 232-1701. Our internet address is www.marathonpg.com. Information on our website is not incorporated into this report.

Industry Overview and Market Opportunity

Under U.S. law, an inventor or patent owner has the right to seek to exclude others from making, selling or using their patented invention and to seek damages for infringement. Unfortunately, it is often the case that infringers are unwilling, at least initially, to negotiate or pay reasonable royalties for their unauthorized use of patents and some prefer to contest allegations of patent infringement. Inventors and/or patent holders, without sufficient legal, financial and/or expert technical resources to commence or continue legal action are at a disadvantage as they may be perceived to lack credibility in dealing with potential licensees and as a result, are often ignored. As a result of the common reluctance of patent infringers to negotiate and ultimately obtain a patent license for the use of patented technologies, patent licensing and enforcement often begins with the filing of patent enforcement litigation. However, the majority of patent infringement litigations settle out of court based on the strength of the patent claims, validity, and persuasive evidence and clarity that the patent is being infringed.

Business Model and Strategy — Overview

Our business encompasses two main elements: (1) the identification, analysis and acquisition of patents and patent rights; and (2) the generation of revenue from the acquired patents or patent rights.  Typically, we compensate the patent holder with some combination of cash, equity, earn-out or debt in consideration for the patents or patent rights or resolution of claims.

Key Factors of Our Business Model

Diversification

As of December 31, 2015, we owned 327 U.S. and foreign patents and patent rights and 12 patent applications across a broad array of technologies, markets and countries.  We intend to add more patents and patent applications to our portfolio for the purpose of generating additional revenues from assertion of claims against infringers.  By owning multiple patent assets, we seek to continue to be diversified in both the types of patents that we own as well as the frequency and size of the monetization revenue generated by such patents.  This diversification prevents us from having to rely on a single patent, or patent family, to generate our revenue. Additionally, by commencing multiple settlement and licensing campaigns with our different patent assets, we intend to generate frequent revenue events through the execution of multiple settlement and licensing agreements.  Finally, we have commenced operations in Germany and France and are considering other venues as well, giving the Company diversification across different countries and increasing the damages footprint for our portfolios with counterparts in different countries.  Our diversification of patent assets and revenue generation allows us to avoid the binary risk that can be associated with owning a single patent asset that typically generates a single stream of licensing revenue.

Patent Acquisition Opportunities

We have worked to establish a supply of patent acquisition opportunities with patent brokers and dealers, with individual inventors and patent owners, as well as with large corporations (including Fortune 500 corporations) who own patents.  Service providers, such as patent prosecution and litigation attorneys and patent licensing professionals have also become key providers of patent opportunities.  We maintain an important relationship with IP Navigation Group LLC (“IP Nav”) and have received a significant amount of our patent acquisition opportunities from our relationship with IP Nav. Affiliates of IP Nav maintain a significant ownership interest in our Company, as well as participate with us in revenue from various asset monetization efforts.  We intend to continue to expand our relationships for patent acquisitions and expand the industries to which our patents apply.

Patent Portfolio Evaluation

We follow a disciplined due diligence approach when analyzing potential patent acquisitions.  Each opportunity to acquire a patent can vary based on the amount and type of patent assets, the complexity of the underlying inventions and the analysis of the industries in which the invention is being used.  Our portfolio evaluation involves an initial screening with our analytics platform, Opus Analytics, followed by internal technical analysis, third-party experts and damages assessment.

In September 2014 we acquired a limited field of use exclusive license to use Opus Analytics from IP Nav.  Opus Analytics is a proprietary patent analytics tool that we use extensively to review and analyze patent acquisition opportunities.

We enter potential patent acquisition opportunities into Opus Analytics to evaluate patent decisions.  The algorithm underlying Opus Analytics is comprised of approximately 120 factors, and it has been continuously updated using actual observations.  After evaluation of the patents by Opus Analytics, the Company reviews subtleties in the language of a patent’s recorded interactions with the patent office and evaluates prior art and literature. This evaluation can make significant differences in the potential monetization revenue derived from a patent or patent portfolio. We have developed proprietary processes and procedures for identifying problem areas and evaluating the strength of a patent portfolio before the decision is made to allocate resources to an acquisition or to launch an effective monetization effort, using the judgment and skill of our personnel.

We often also seek to use third-party experts in the evaluation and due diligence of patent assets.  The combination of our management team and third-party patent attorneys, intellectual property licensing experts and technology engineers allow us to conduct our tailored patent acquisition and evaluation processes and procedures.  We evaluate both the types and strength of the claims of the patent as well as the file history of the patent.

Finally, we identify potential infringers; industries within which the potential infringers exist; longevity of the patented technology; and a variety of other factors that directly impact the magnitude and potential success of a licensing and enforcement program.

Competition

While there has previously been a noticeable proliferation of patent monetization firms seeking to enter the business, both public and private, there has been a visible decline over the last 6-12 months in the competition for purchasing patents. This has had the effect of reducing the purchase prices and making acquisitions less competitive, providing the Company with considerable opportunities for new acquisitions, both in the United States and internationally.

Customers

Currently, we define customers as those companies that procure licenses to our patents, to satisfy legal claims of infringement against commercial products or services they produce or sell. Our licensees generally obtain non-recurring, non-exclusive, non-assignable license agreements in return for a single payment upon execution of the license agreement.  However, in certain cases, such as the licenses for our Medtech portfolio, we may enter into licenses with recurring royalty payments that continue for a defined period of time.

Intellectual Property and Patent Rights

Our intellectual property is primarily comprised of issued patents, patent applications and contract rights to patents.  We began to generate revenue from patents during the second quarter of 2013.  As of December 31, 2015, the median expiration date for patents in our portfolio is September 28, 2017 and the latest expiration date for a patent in our portfolio is March 29, 2029.  A summary of our patent portfolios is as follows:

Subsidiary	Number of Patents	Earliest Expiration Date	Median Expiration Date	Latest Expiration Date	Subject Matter
Bismarck IP Inc.	17	09/15/16	09/15/15	01/22/18	Communication and PBX equipment
Clouding Corp.	60	Expired	10/05/21	03/29/29	Network and data management
CRFD Research, Inc.	5	09/17/21	08/11/22	08/19/23	Web page content translator and device-to-device transfer system
Cyberfone Systems, LLC	35	Expired	01/31/17	06/07/20	Telephony and data transactions
Dynamic Advances, LLC	4	Expired	10/02/17	03/06/23	Natural language interface
E2E Processing, Inc.	4	04/27/20	11/17/23	07/18/24	Manufacturing schedules using adaptive learning
Hybrid Sequence IP, Inc.	2	11/14/15	09/09/16	07/17/17	Asynchronous communications
IP Liquidity Ventures, LLC	3	Expired	Expired	Expired	Pharmaceuticals / tire pressure systems
Loopback Technologies, Inc.	10	Expired	09/25/17	08/27/22	Automotive
Medtech Group Acquisition Corp.	132	Expired	06/01/18	02/17/29	Medical technology
Relay IP, Inc.	1	Expired	Expired	Expired	Multicasting
Sampo IP, LLC	3	03/13/18	03/13/18	11/16/23	Centrifugal communications
Sarif Biomedical LLC	4	Expired	Expired	Expired	Microsurgery equipment
Selene Communication Technologies, LLC	3	05/05/18	11/23/20	11/28/21	Communications
Signal IP, Inc.	7	03/10/14	12/01/15	08/06/22	Automotive
TLI Communications, LLC	6	06/17/17	06/17/17	06/17/17	Telecommunications
Vantage Point Technology, Inc.	31	Expired	12/21/16	03/09/18	Computer networking and operations

		Median	09/28/17

Patent Enforcement Litigation

We are involved in numerous ongoing enforcement proceedings alleging infringement of patent rights in numerous jurisdictions, both within the United States and internationally.  As of December 31, 2015, we were involved in enforcement actions against approximately 34 defendants, as set forth below:

United States
District of Delaware	8
Central District of California	9
Eastern District of Michigan	2
Northern District of New York	1
US Court of Appeals for the Federal Circuit	4

Foreign
Germany	9
France	1

Research and Development

We have not expended funds for research and development costs.

Employees

As of December 31, 2015, we had 6 full-time employees.   We believe our employee relations to be good.

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

There is no assurance that we will be able to continue to successfully acquire, develop or monetize our patent portfolio. The acquisition of patents could fail to produce anticipated benefits or there could be other adverse effects that we do not currently foresee. Failure to successfully monetize our patents would have a material adverse effect on our business, financial condition and results of operations.

In addition, the acquisition of patent portfolios is subject to a number of risks, including, but not limited to the following:

•                     There is a significant time lag between acquiring a patent portfolio and recognizing revenue from such patent asset. During such time lag, substantial amounts of costs are likely to be incurred that could have a negative effect on our results of operations, cash flows and financial position;

•                     The monetization of a patent portfolio is a time consuming and expensive process that may disrupt our operations. If our monetization efforts are not successful, our results of operations could be harmed. In addition, we may not achieve anticipated synergies or other benefits from such acquisition; and

•                     We may encounter unforeseen difficulties with our business or operations in the future that may deplete our capital resources more rapidly than anticipated. As a result, we may be required to obtain additional working capital in the future through public or private debt or equity financings, borrowings or otherwise. If we are required to raise additional working capital in the future, such financing may be unavailable to us on favorable terms, if at all, or may be dilutive to our existing stockholders. If we fail to obtain additional working capital, as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition.

Therefore, there is no assurance that the monetization of our patent portfolios will generate enough revenue to recoup our investment.

We presently rely upon the patent assets we acquire from other patent owners. If we are unable to monetize such assets and generate revenue and profit through those assets or by other means, there is a significant risk that our business would fail.

When we commenced our current line of business in 2012, we acquired a portfolio of patent assets from Sampo IP, LLC (“Sampo”), a company affiliated with our Chief Executive Officer, Douglas Croxall, from which we have generated revenue from enforcement activities and for which we plan to continue to generate enforcement related revenue.  On April 16, 2013, we acquired a patent from Mosaid Technologies Incorporated, a Canadian corporation. On April 22, 2013, we acquired a patent portfolio through a merger between our wholly-owned subsidiary, CyberFone Acquisition Corp., a Texas corporation and CyberFone Systems LLC, a Texas limited liability company (“CyberFone Systems”). In June 2013, in connection with the closing of a licensing agreement with Siemens Technology, we acquired a patent portfolio from that company.  In September 2013, we acquired a portfolio from TeleCommunication Systems and an additional portfolio from Intergraph Corporation.  In October 2013, we acquired a patent portfolio from TT IP, LLC.  In December 2013 we engaged in three transactions: (i) in connection with a licensing agreement with Zhone, we acquired a portfolio of patents from that company; (ii) we acquired a patent portfolio from Delphi Technologies, Inc.; and (iii) in connection with a settlement and license agreement, we agreed to settle and release a defendant for past and future use of our patents, whereby the defendant agreed to assign and transfer two U.S. patents and rights to us.  In May 2014, we acquired ownership rights of Dynamic Advances, LLC, a Texas limited liability company, IP Liquidity Ventures, LLC, a Delaware limited liability company and Sarif Biomedical, LLC, a Delaware limited liability company, all of which hold patent portfolios or contract rights to the revenue generated from patent portfolios. In June 2014, we acquired Selene Communication Technologies, LLC, which holds multiple patents in the search and network intrusion field.  In August 2014, we acquired patents from Clouding IP LLC, with such patents related to network and data management technology. In September 2014, we acquired TLI Communications, which owns a single patent in the telecommunication field. In October 2014, we acquired three patent portfolios from MedTech Development, LLC, which owns medical technology patents. We plan to generate revenues from our acquired patent portfolios.  However, if our efforts to generate revenue from these assets fail, we will have incurred significant losses and may be unable to acquire additional assets. If this occurs, our business would likely fail.

We have economic interests in patent portfolios that the Company does not control and the decision regarding the timing and amount of licenses are held by third parties, which could lead to outcomes materially different than what the Company intended.

The Company owns contract rights to two patent portfolios over which it does not exercise control and cannot determine when and if, and if so, for how much, the patent owner licenses the patents.  This could lead to situations where we have dedicated resources, time and money to portfolios that, despite the best interests of the Company, provide little or no return on our investment.  In these situations, the Company would record a loss on its investment and incur losses that contribute to the overall performance of the Company and could have a material adverse impact on its financial condition.

Failure to effectively manage our growth could place strains on our managerial, operational and financial resources and could adversely affect our business and operating results.

Our growth has placed, and is expected to continue to place, a strain on our limited managerial, operational and financial resources and systems. Further, as our subsidiary companies’ businesses grow, we will be required to continue to manage multiple relationships. Any further growth by us or our subsidiary companies, or an increase in the number of our strategic relationships, may place additional strain on our managerial, operational and financial resources and systems. Although we may not grow as we expect, if we fail to manage our growth effectively or to develop and expand our managerial, operational and financial resources and systems, our business and financial results would be materially harmed.

We initiate legal proceedings against potentially infringing companies in the normal course of our business and we believe that extended litigation proceedings would be time-consuming and costly, which may adversely affect our financial condition and our ability to operate our business.

To monetize our patent assets, we generally initiate legal proceedings against potential infringing companies, pursuant to which we may allege that such companies infringe on one or more of our patents. Our viability could be highly dependent on the outcome of the litigation, and there is a risk that we may be unable to achieve the results we desire from such litigation, which failure would substantially harm our business.  In addition, the defendants in the litigations are likely to be much larger than us and have substantially more resources than we do, which could make our litigation efforts more difficult and impact the duration of the litigation which would require us to devote our limited financial, managerial and other resources to support litigation that may be disproportionate to the anticipated recovery.

We anticipate that these legal proceedings may continue for several years and may require significant expenditures for legal fees and other expenses. Disputes regarding the assertion of patents and other intellectual property rights are highly complex and technical. Once initiated, we may be forced to litigate against others to enforce or defend our patent rights or to determine the validity and scope of other party’s patent rights. The defendants or other third parties involved in the lawsuits in which we are involved may allege defenses and/or file counterclaims or commence re-examination proceedings by patenting issuance authorities in an effort to avoid or limit liability and damages for patent infringement, or declare our patents to be invalid or non-infringed. If such defenses or counterclaims are successful, they may preclude our ability to derive monetization revenue from the patents we own. A negative outcome of any such litigation, or an outcome which affects one or more claims contained within any such litigation, could materially and adversely impact our business. Additionally, we anticipate that our legal fees and other expenses will be material and will negatively impact our financial condition and results of operations and may result in our inability to continue our business.

Variability in intellectual property laws may adversely affect our intellectual property position.

Intellectual property laws, and patent laws and regulations in particular, have been subject to significant variability either through administrative or legislative changes to such laws or regulations or changes or differences in judicial interpretation, and it is expected that such variability will continue to occur. Additionally, intellectual property laws and regulations differ among countries. Variations in the patent laws and regulations or in interpretations of patent laws and regulations in the United States and other countries may diminish the value of our intellectual property and may change the impact of third-party intellectual property on us. Accordingly, we cannot predict the scope of patents that may be granted to us, the extent to which we will be able to enforce our patents against third parties, or the extent to which third parties may be able to enforce their patents against us.

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

We cannot be certain that patents will be issued as a result of any future patent applications, or that any of our patents, once issued, will provide us with adequate protection from competing products. For example, issued patents may be circumvented or challenged, declared invalid or unenforceable or narrowed in scope. In addition, since publication of discoveries in scientific or patent literature often lags behind actual discoveries, we cannot be certain that we will be the first to make our additional new inventions or to file patent applications covering those inventions. It is also possible that others may have or may obtain issued patents that could prevent us from commercializing our products or require us to obtain licenses requiring the payment of significant fees or royalties in order to enable us to conduct our business. As to those patents that we may acquire, our continued rights will depend on meeting any obligations to the seller and we may be unable to do so. Our failure to obtain or maintain intellectual property rights for our inventions would lead to the loss of our investments in such activities, which would have a material adverse effect on us.

Moreover, patent application delays could cause delays in recognizing revenue from our internally generated patents and could cause us to miss opportunities to license patents before other competing technologies are developed or introduced into the market.

Our future success depends on our ability to expand our organization to match the growth of our activities.

As our operations grow, the administrative demands upon us will grow, and our success will depend upon our ability to meet those demands. We are organized as a holding company, with numerous subsidiaries. Both the parent company and each of our subsidiaries require certain financial, managerial and other resources, which could create challenges to our ability to successfully manage our subsidiaries and operations and impact our ability to assure compliance with our policies, practices and procedures. These demands include, but are not limited to, increased executive, accounting, management, legal services, staff support and general office services. We may need to hire additional qualified personnel to meet these demands, the cost and quality of which is dependent in part upon market factors outside of our control. Further, we will need to effectively manage the training and growth of our staff to maintain an efficient and effective workforce, and our failure to do so could adversely affect our business and operating results.

Potential acquisitions may present risks, and we may be unable to achieve the financial or other goals intended at the time of any potential acquisition.

Our future growth depends in part on our ability to acquire patented technologies, patent portfolios or companies holding such patented technologies and patent portfolios. Accordingly, we have engaged in acquisitions to expand our patent portfolios and we intend to continue to explore such acquisitions. Such acquisitions are subject to numerous risks, including, but not limited to the following:

•                                          our inability to enter into a definitive agreement with respect to any potential acquisition, or if we are able to enter into such agreement, our inability to consummate the potential acquisition;

•                                        difficulty integrating the operations, technology and personnel of the acquired entity including achieving anticipated synergies;

•                                          our inability to achieve the anticipated financial and other benefits of the specific acquisition;

•                                          difficulty in maintaining controls, procedures and policies during the transition and monetization process;

•                                          diversion of our management’s attention from other business concerns; and

•                                          failure of our due diligence process to identify significant issues, including issues with respect to patented technologies and patent portfolios and other legal and financial contingencies.

If we are unable to manage these risks effectively as part of any acquisition, our business could be adversely affected.

Our revenues are unpredictable, and this may harm our financial condition.

From November 12, 2012 to the present, our operating subsidiaries have executed our business strategy of acquiring patent portfolios and accompanying patent rights and monetizing the value of those assets.  As of December 31, 2015, on a consolidated basis, our operating subsidiaries owned, controlled or had economic rights to 327 patent assets, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries. These acquisitions continue to expand and diversify our revenue generating opportunities. However, due to the nature of our patent monetization business and uncertainties regarding the amount and timing of the receipt of funds from the monetization of our patent assets resulting in part from uncertainties regarding the outcome of enforcement actions, rates of adoption of our patented technologies, outlook for the businesses for defendants, and certain other factors, our revenues may vary substantially from quarter to quarter, which could make our business difficult to manage, adversely affect our business and operating results, cause our quarterly results to fall below expectations and adversely affect the market price of our Common Stock.

Our patent monetization cycle is lengthy and costly, and our marketing, legal and administrative efforts may be unsuccessful.

We expect significant marketing, legal and administrative expenses prior to generating revenue from monetization efforts.  We will also spend considerable time and resources educating defendants on the benefits of a settlement, prior to or during litigation, that may include issuing a license to our patents and patent rights.  As such, we may incur significant losses in any particular period before revenue streams commence.

If our efforts to convince defendants of the benefits of a settlement arrangement prior to litigation are unsuccessful, we may need to continue with the litigation process or other enforcement action to protect our patent rights and to realize revenue from those rights.  We may also need to litigate to enforce the terms of existing license agreements, protect our trade secretsor determine the validity and scope of the proprietary rights of others. Enforcement proceedings are typically protracted and complex. The costs are typically substantial, and the outcomes are unpredictable. Enforcement actions will divert our managerial, technical, legal and financial resources from business operations.

Our exposure to uncontrollable risks, including new legislation, court rulings or actions by the United States Patent and Trademark Office (“USPTO”), could adversely affect our activities including our revenues, expenses and results of operations.

Our patent acquisition and monetization business is subject to numerous risks including new legislation, regulations and rules.

If new legislation, regulations or rules are implemented either by Congress, the U.S. Patent and Trademark Office, the executive branch, or the courts, that impact the patent application process, the patent enforcement process, the rights of patent holders, or litigation practices, such changes could materially and negatively affect our revenue and expenses and, therefore, our results of operations and the overall success of our Company.  On March 16, 2013 the Leahy-Smith America Invents Act or the America Invents Act became effective. The America Invents Act includes a number of significant changes to U.S. patent law. In general, the legislation attempts to address issues surrounding the enforceability of patents and the increase in patent litigation by, among other things, establishing new procedures for patent litigation. For example, the America Invents Act changes the way that parties may be joined in patent infringement actions, increasing the likelihood that such actions will need to be brought against individual allegedly-infringing parties by their respective individual actions or activities. In addition, the America Invents Act enacted a new inter-partes review, or IPR, process at the USPTO which can be used by defendants, and other individuals and entities, to separately challenge the validity of any patent. At this time, it is not clear what, if any, impact the America Invents Act will have on the operation of our patent monetization and enforcement business. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the enforcement of our patented technologies, which could have a material adverse effect on our business and financial condition.  Patents from nine of our portfolios are currently the subject of inter-partes reviews.

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

Changes in patent laws could adversely impact our business.

Patent laws may continue to change and may alter the historically consistent protections afforded to owners of patent rights. Such changes may not be advantageous for us and may make it more difficult for us to obtain adequate patent protection to enforce our patents against infringing parties. Increased focus on the growing number of patent-related lawsuits may result in legislative changes that increase our costs and related risks of asserting patent enforcement actions. For instance, in December 2013, the United States House of Representatives passed a bill that would require non-practicing entities that bring patent infringement lawsuits to pay defendants’ legal fees if the lawsuits are unsuccessful and certain standards are not met.

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

The length of time required time to litigate an enforcement action is increasing.

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

We may also identify patent or other patent assets that cost more than we are prepared to spend. We may incur significant costs to organize and negotiate a structured acquisition that does not ultimately result in an acquisition of any patent assets or, if consummated, proves to be unprofitable for us. These higher costs could adversely affect our operating results and, if we incur losses, the value of our securities will decline.

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

Our ability to operate our business and compete in the patent market largely depends on the superiority, uniqueness and value of our acquired patent assets.  To protect our proprietary rights, we rely on and will rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements, common interest agreements and agreements with our employees and third parties, and protective contractual provisions. No assurances can be given that any of the measures we undertake to protect and maintain the value of our assets will be successful.

Following the acquisition of patent assets, we will likely be required to spend significant time and resources to maintain the effectiveness of such assets by paying maintenance fees and making filings with the USPTO. We may acquire patent assets, including patent applications that require us to spend resources to prosecute such patent applications with the USPTO. Moreover, there is a material risk that patent related claims (such as, for example, infringement claims (and/or claims for indemnification resulting therefrom), unenforceability claims or invalidity claims) will be asserted or prosecuted against us, and such assertions or prosecutions could materially and adversely affect our business. Regardless of whether any such claims are valid or can be successfully asserted, defending such claims could cause us to incur significant costs and could divert resources away from our core business activities.

Despite our efforts to protect our intellectual property rights, any of the following or similar occurrences may reduce the value of our intellectual property:

•                                          our patent applications, trademarks and copyrights may not be granted and, if granted, may be challenged or invalidated;

•                                          issued trademarks, copyrights, or patents may not provide us with any competitive advantages when compared to potentially infringing other properties;

•                                          our efforts to protect our intellectual property rights may not be effective in preventing misappropriation of our technology; or

•                                          our efforts may not prevent the development and design by others of products or technologies similar to or competitive with, or superior to those we acquire and/or prosecute.

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

Our business depends significantly on worldwide economic conditions, and the United States and world economies have recently experienced weak economic conditions. Uncertainty about global economic conditions poses a risk as businesses may postpone spending in response to tighter credit, negative financial news and declines in income or asset values. This response could have a material adverse effect on the willingness of parties infringing on our assets to enter into settlements or other revenue generating agreements voluntarily. Entering into such agreements is critical to our business and our failure to do so could cause material harm to our business.

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

A significant portion of our revenues will be generated from a limited number of customers and licenses to such customers. For the year ended December 31, 2015, the five largest licenses accounted for approximately 62% of our revenue. There can be no guarantee that we will be able to obtain additional licenses for the Company’s patents, or if we able to do so, that the licenses will be of the same or larger size allowing us to sustain or grow our revenue levels, respectively. If we are not able to generate licenses from the limited group of prospective customers that we anticipate may generate a substantial majority of our revenues in the future, or if they do not generate revenues at the levels or at the times that we anticipate, our ability to maintain or grow our revenues and our results of operations will be adversely affected.

We acquired the rights to market and license a patent analytics tool from IP Navigation Group, LLC and will dedicate resources and incur costs in an effort to generate revenues.  We may not be able to generate revenues and there is a risk that the time spent marketing and licensing the tool will distract management from the enforcement of the Company’s patent portfolios.

We expect to dedicate resources and incur costs in the marketing and licensing of Opus Analytic, the patent analytics tool, in order to generate revenue, but there are no assurances that our efforts will be successful.  We may not generate any revenues from the licensing of Opus Analytic or may not generate enough license revenue to exceed our costs.  Our efforts therefore could lead to losses and could have a material adverse affect on our income, expenses or results of operations.

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

As of December 31, 2015, we have $23,607,061 of indebtedness outstanding, net of discounts. Our indebtedness could have important consequences to our shareholders. For example, it could:

•                  make it difficult for us to satisfy our debt obligations;

•                  make us more vulnerable to general adverse economic and industry conditions;

•                  limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other general corporate requirements;

•                  expose us to interest rate fluctuations because the interest rate on the debt under our existing  credit facility is variable;

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

•                  pricing pressures;

•                  increased operating costs;

•                  competitive conditions; and

•                  other operating difficulties.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt. In the event that we are required to dispose of material assets or operations to meet our debt service and other obligations, the value realized on such assets or operations will depend on market conditions and the availability of buyers. Accordingly, any such sale may not, among other things, be for a sufficient dollar amount. Our obligations pursuant to our loan agreement with Fortress (as defined below) are secured by a security interest in all of our assets, exclusive of intellectual property. The foregoing encumbrances may limit our ability to dispose of material assets or operations. We also may not be able to restructure our indebtedness on favorable economic terms, if at all.

We may incur additional indebtedness in the future, including pursuant to the Fortress Documents (as defined herein). Our incurrence of additional indebtedness would intensify the risks described above.

The Fortress Documents contain various covenants limiting the discretion of our management in operating our business.

On January 29, 2015, the Company and certain of its subsidiaries entered into a series of agreements including a Securities Purchase Agreement (the “Fortress Purchase Agreement”) and a Subscription Agreement with DBD Credit Funding, LLC (“DBD”), an affiliate of Fortress Credit Corp., pursuant to which the Company sold to the purchasers: (i) $15,000,000 original principal amount of Senior Secured Notes (the “Fortress Notes”), (ii) a right to receive a portion of certain proceeds from monetization net revenues received by the Company (after receipt by the Company of $15,000,000 of monetization net revenues and repayment of the Fortress Notes), (iii) a five-year warrant (the “Fortress Warrant”) to purchase 100,000 shares of the Company’s Common Stock exercisable at $7.44 per share, subject to adjustment; and (iv) 134,409 shares of the Company’s Common Stock.  Pursuant to the Fortress Purchase Agreement, as security for the payment and performance in full of the secured obligations, the Company and certain subsidiaries executed and delivered in favor of the purchasers a Security Agreement and a Patent Security Agreement, including a pledge of the Company’s interests in certain of its subsidiaries (together with the Fortress Purchase Agreement, the Fortress Notes and the Fortress Warrant, the “Fortress Documents”).  On February 12, 2015, the Company exercised its right to require the purchasers to purchase an additional $5,000,000 of Notes from the Company.

The Fortress Documents contain, subject to certain carve-outs, various restrictive covenants that limit our management’s discretion in operating our business. In particular, these instruments limit our ability to, among other things:

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

On October 13, 2014, we issued a note in the amount of $9,000,000 pursuant to the acquisition of three patent portfolios from MedTech Development, LLC, of which $2,952,435 remains outstanding as of December 31, 2015. On October 16, 2014, we issued convertible notes in the aggregate principal amount of $5,550,000, which mature on October 16, 2018, of which, $500,000 remains outstanding as of December 31, 2015. On January 29, 2015 and February 12, 2015, we issued to DBD notes in the principal amounts of $15,000,000 and $5,000,000, respectively. Including payable in kind (“PIK”) interest, $20,513,892 remains outstanding as of December 31, 2015.

Accordingly, the holders of Common Stock will rank junior to such indebtedness, as well as to other non-equity claims on the Company and our assets, including claims upon liquidation.

Risks Relating to Our Stock

Our management will be able to exert significant influence over us to the detriment of minority stockholders.

Our executive officers and directors beneficially own approximately 15.4% of our outstanding Common Stock as of March 15, 2016. As a result, our management could exert significant influence over our business and affairs and all matters requiring stockholder approval, including mergers or other fundamental corporate transactions. The concentration of ownership may have the effect of delaying or preventing a change in control and could affect the market price of our Common Stock.

Exercise of warrants will dilute stockholders’ percentage of ownership.

We have issued options and warrants to purchase shares of our Common Stock to our officers, directors, consultants and certain shareholders.  In the future, we may grant additional options, warrants and convertible securities. The exercise or conversion of options, warrants or convertible securities will dilute the percentage ownership of our stockholders. The dilutive effect of the exercise or conversion of these securities may adversely affect our ability to obtain additional capital. The holders of these securities may be expected to exercise or convert such options, warrants and convertible securities at a time when we would be able to obtain additional equity capital on terms more favorable than such securities or when our common stock is trading at a price higher than the exercise or conversion price of the securities. The exercise or conversion of outstanding warrants, options and convertible securities will have a dilutive effect on the securities held by our stockholders.

Our Common Stock may be delisted from The NASDAQ Capital Market (“NASDAQ”) if we fail to comply with continued listing standards.

Our Common Stock is currently traded on NASDAQ under the symbol “MARA”.  If we fail to meet any of the continued listing standards of NASDAQ, our Common Stock could be delisted from NASDAQ.  These continued listing standards include specifically enumerated criteria, such as:

•                                          a $1.00 minimum closing bid price;

•                                          stockholders’ equity of $2.5 million;

•                                          500,000 shares of publicly-held Common Stock with a market value of at least $1 million;

•                                          300 round-lot stockholders; and

•                                          compliance with NASDAQ’s corporate governance requirements, as well as additional or more stringent criteria that may be applied in the exercise of NASDAQ’s discretionary authority.

We could fail in future financing efforts or be delisted from NASDAQ if we fail to receive stockholder approval when required.

Under the NASDAQ rules, we are required to obtain stockholder approval for any issuance of additional equity securities that would comprise 20% or more of the total shares of our Common Stock outstanding before the issuance of such securities sold at a discount to the greater of book or market value in an offering that is not deemed to be a “public offering” by NASDAQ.  Funding of our operations and acquisitions of assets may require issuance of additional equity securities at a discount that would comprise 20% or more of the total shares of our Common Stock outstanding, but we might not be successful in obtaining the required stockholder approval for such an issuance.  If we are unable to obtain financing due to stockholder approval difficulties, such failure may have a material adverse effect on our ability to continue operations.

Our Common Stock may be affected by limited trading volume and price fluctuations, which could adversely impact the value of our Common Stock.

There has been limited trading in our Common Stock and there can be no assurance that an active trading market in our Common Stock will either develop or be maintained. Our Common Stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our Common Stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our Common Stock to fluctuate substantially. These fluctuations may also cause short sellers to periodically enter the market in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our will be stable or appreciate over time.

Holders of the Company’s Common Stock will experience immediate and substantial dilution upon the conversion of the Company’s outstanding preferred stock, convertible note and the exercise of the Company’s outstanding warrants.

On May 1, 2014, we issued 2,047,158 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”), 782,000 shares of our par value $0.0001 Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and warrants to purchase an aggregate of 511,790 shares of Common Stock.   In addition, pursuant to a consulting agreement entered into in September 2014, we entered into an agreement to issue 200,000 shares of Series B Preferred Stock, pursuant to which we issued 100,000 shares of Series B Preferred Stock on September 17, 2014 and 16,666 shares of Series B Preferred Stock on the monthly anniversary of entering into the agreement for the next six months.  We issued convertible notes and warrants to purchase 258,998 shares of Common Stock on October 16, 2014.  Finally, we issued a five-year warrant to purchase 100,000 shares of our common stock exercisable at $7.44 per share, and 134,409 shares of Common Stock to DBD Credit Funding, LLC (“DBD”) on January 29, 2015. While all of the Series A Convertible Preferred Stock was automatically converted into Common Stock pursuant to the terms of the Series A Preferred Stock Certificate of Designation during the year ended December 31, 2014, notes in the aggregate principal amount of $5,050,000 were redeemed in February, 2015 and 199,996 shares of the Series B Preferred Stock were converted into Common Stock during the third and fourth quarters of 2015, upon conversion of the remaining Series B Preferred Stock and convertible notes and exercise of the warrants, you will experience dilution.  Assuming full conversion of the Series B Preferred Stock and the convertible notes and exercise of the outstanding options and warrants, the number of shares of our Common Stock outstanding will increase 6,253,246 shares from 14,967,141 shares of Common Stock outstanding as of March 15, 2016 to 21,220,387 shares of Common Stock outstanding.

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

On November 19, 2014, we declared a stock dividend pursuant to which holders of our common stock as of the close of business on December 15, 2014 received one additional share of Common Stock for each share of common stock held by such holders. Other than as described herein, we have never paid cash dividends on our capital stock and do not anticipate paying any cash dividends on our Common Stock for the foreseeable future.  While it is possible that we may declare a dividend after a large settlement, investors should not rely on such a possibility, nor should they rely on an investment in us if they require income generated from dividends paid on our capital stock.  Any income derived from our Common Stock would only come from rise in the market price of our Common Stock, which is uncertain and unpredictable.

Offers or availability for sale of a substantial number of shares of our Common Stock may cause the price of our Common Stock to decline.

If our stockholders sell substantial amounts of our Common Stock in the public market upon the expiration of any statutory holding period or lockup agreements, under Rule 144, or issued upon the exercise of outstanding warrants or other convertible securities, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our Common Stock could fall.  The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.  The shares of our restricted Common Stock will be freely tradable upon the earlier of: (i) effectiveness of a registration statement covering such shares and (ii) the date on which such shares may be sold without registration pursuant to Rule 144 (or other applicable exemption) under the Securities Act.

Because we became a public company by means of a reverse merger, we may not be able to attract the attention of major brokerage firms.

There may be risks associated with us becoming a public company through a reverse merger. Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our Common Stock.  No assurance can be given that brokerage firms will, in the future, want to conduct any secondary offerings on our behalf.

Investor relations activities, nominal “float” and supply and demand factors may affect the price of our stock.

We expect to utilize various techniques such as non-deal road shows and investor relations campaigns in order to generate investor awareness.  These campaigns may include personal, video and telephone conferences with investors and prospective investors in which our business practices are described.  We may provide compensation to investor relations firms and pay for newsletters, websites, mailings and email campaigns that are produced by third parties based upon publicly-available information concerning us. We do not intend to review or approve the content of such analysts’ reports or other materials based upon analysts’ own research or methods.  Investor relations firms should generally disclose when they are compensated for their efforts, but whether such disclosure is made or complete is not under our control. In addition, investors  may, from time to time, also take steps to encourage investor awareness through similar activities that may be undertaken at the expense of the investors.  Investor awareness activities may also be suspended or discontinued which may impact the trading market our Common Stock.

If we lose key personnel or are unable to attract and retain additional qualified personnel, we may not be able to successfully manage our business and achieve our objectives.

We believe our future success will depend upon our ability to retain our key management, including Doug Croxall, our Chief Executive Officer. The loss of Mr. Croxall or any other key members of management would have a material adverse effect on our operations.  We have entered into an amendment to the employment agreement with Mr. Croxall, which extends the term of his employment agreement to November 2017.   In addition, Erich Spangenberg, the founder and former Chief Executive Officer and principal of IP Nav and a significant stockholder of the Company, is also important to the success of our Company.  We do not have any agreement with Mr. Spangenberg related to services he is to perform for IP Nav or the Company. We may not be successful in attracting, assimilating and retaining our employees in the future.  We are competing for employees against companies that are more established than we are and that have the ability to pay more cash compensation than we do.  As of the date hereof, we have not experienced problems hiring employees.

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

The Company determined that there is a material weakness in its internal controls with respect to the segregation of duties.  Since the Company has six employees, most of whom have no involvement in our financial controls and reporting, we are unable to sufficiently distribute reporting and accounting to tasks across enough individuals to insure that the Company does not have a material weakness in its financial reporting system.

ITEM 2. PROPERTIES

We lease approximately 1,732 square feet of office space at 11100 Santa Monica Blvd., Suite 380, Los Angeles, California 90025.  In October 2013, we entered into a new seven-year lease for the office space which lease commenced on May 1, 2014.  The lease provides for an initial monthly base rent of $5,300 plus the payment of certain operating expenses. In addition, the lease contains annual increases in rent.

We lease approximately 200 square feet of office space at 2331 Mill Road, Suite 100, Alexandria, Virginia 22314. The lease provides for a month-to-month term at a rate of $175 per month.

We lease a suite at 911 NW Loop 281, Longview, Texas 75604. The lease provides for a month-to-month term at a rate of $654 per month.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of our business of patent monetization, it is generally necessary for us to initiate litigation in order to commence the process of protecting our patent rights. Such litigation is expected to lead to a monetization event. Accordingly, we are, and in the future expect to become, a party to ongoing patent enforcement related litigation alleging infringement by various third parties of certain patented technologies owned and/or controlled by us. Litigation is commenced by and managed through the subsidiary that owns the related portfolio of patents or patent rights. In connection with our enforcement activities, we are currently involved in multiple patent infringement cases. As of December 31, 2015, the Company is involved into a total of 34 lawsuits against defendants in the following jurisdictions:

United States
District of Delaware	8
Central District of California	9
Eastern District of Michigan	2
Northern District of New York	1
US Court of Appeals for the Federal Circuit	4

Foreign
Germany	9
France	1

Other than as disclosed herein, we know of no other material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation other than in the normal course of business.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is currently quoted on The NASDAQ Capital Market under the symbol “MARA”. Through July 25, 2014, our Common Stock was quoted on the OTCQB under the symbol “MARA”.

The following table sets forth the range of high and low sale prices for our common stock as reported on NASDAQ commencing in the third quarter ending September 30, 2014 through the fourth quarter ended December 31, 2015 and the interim period through March 15, 2016 and the high and low bid quotations for our Common Stock as reported on the OTCQB for the quarters ended March 31, 2014 and June 30, 2014. The prices set forth below give retroactive effect to the 1:13 reverse split effectuated on July 18, 2013 and the 1:2 stock dividend issued on December 22, 2014.

	High	Low
Fiscal 2016
First quarter through March 15, 2016	$2.41	$1.49

Fiscal 2015
First Quarter	$8.43	$5.59
Second Quarter	6.06	2.85
Third Quarter	3.32	1.85
Fourth Quarter	2.00	1.34

Fiscal 2014
First Quarter	$3.58	$2.88
Second Quarter	5.55	3.18
Third Quarter	7.95	5.43
Fourth Quarter	9.67	5.86

Holders

As of March 15, 2016, there were 59 holders of record of 14,967,181 shares of the Company’s Common Stock.

Dividends

On November 19, 2014, we declared a stock dividend pursuant to which holders of our Common Stock, par value $0.0001 as of the close of business on December 15, 2014 received one additional share of common stock for each share of Common Stock held by such holders (“Stock Dividend”). All share numbers and per share prices in this Annual Report reflect the Stock Dividend, unless otherwise indicated. Other than as described herein, the Company has not paid any cash dividends to date and does not anticipate or contemplate paying cash dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company’s business.

Securities Authorized for Issuance under Equity Compensation Plans

2012 and 2014 Equity Incentive Plans

The following table gives information about the Company’s Common Stock that may be issued upon the exercise of options and warrants and Common and Preferred Stock granted to employees, directors and consultants under the Company’s 2012 Equity Incentive Plan and 2014 Equity Incentive Plan as of December 31, 2015.

On August 1, 2012, our Board of Directors and stockholders adopted the 2012 Equity Incentive Plan, pursuant to which 1,538,462 shares of our Common Stock are reserved for issuance as awards to employees, directors, consultants, advisors and other service providers.

On September 16, 2014, our Board of Directors adopted the 2014 Equity Incentive Plan (the “2014 Plan”) and on July 31, 2015 the stockholders approved the 2014 Plan. The 2014 Plan authorizes the Company to grant stock options, restricted stock, preferred stock, other stock based awards, and performance awards to purchase up to 2,000,000 shares of stock. Awards may be granted to the Company’s directors, officers, consultants, advisors and employees. Unless earlier terminated by the Board of Directors, the 2014 Plan will terminate, and no further awards may be granted, after September 16, 2024.

Equity Compensation Plan Information

Set forth below is a summary of outstanding option, warrant and stock grants within plans approved by security holders:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	3,383,267	$4.25	155,195
Equity compensation plans not approved by security holders	—	$—	—
Total	3,383,267	$4.25	155,195

Recent issuances of unregistered securities

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

On May 14, 2014, the Company issued to consultants, five (5) year options to purchase an aggregate of 160,000 shares of the Company’s Common Stock with an exercise price of $4.165 per share, subject to adjustment, which shall vest in three (3) annual installments, with 33% vesting on the first anniversary of the date of grant, 33% on the second anniversary of the date of grant and 34% on the third anniversary of the date of grant. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) therefore, as a transaction by an issuer not involving a public offering.  The options were valued based on the Black-Scholes model, using the strike and market prices of $4.165 per share, life of 3.5 years, volatility of 50% based on the closing price of the 50 trading sessions immediately preceding the grant and a discount rate as published by the Federal Reserve of 1.00%.

On May 15, 2014, the Company entered into an executive employment agreement with Francis Knuettel II (“Knuettel Agreement”) pursuant to which Mr. Knuettel would serve as the Company’s Chief Financial Officer. As part of the consideration, the Company agreed to grant Mr. Knuettel a ten (10) year stock option to purchase an aggregate of 290,000 shares of Common Stock, with a strike price of $4.165 per share, vesting in thirty-six (36) equal installments on each monthly anniversary of the date of the Knuettel Agreement. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(a)( (2) thereof, as a transaction by an issuer not involving a public offering.

On June 15, 2014, the Company issued to a consultant a five (5) year stock option to purchase an aggregate of 40,000 shares of the Company’s Common Stock with an exercise price of $5.05 per share, subject to adjustment, which shall vest in twenty-four (24) each monthly installments on each monthly anniversary date of the grant. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a)( (2) therefore, as a transaction by an issuer not involving a public offering.

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

On August 29, 2014, the Company entered into an executive employment agreement with Daniel Gelbtuch (“Gelbtuch Agreement”) pursuant to which Mr. Gelbtuch would serve as the Company’s Chief Marketing Officer. As part of the consideration, the Company agreed to grant Mr. Gelbtuch ten (10) year stock options to purchase an aggregate of 290,000 shares of Common Stock, with a strike price of $5.62 per share, vesting in thirty-six (36) equal installments on each monthly anniversary of the date of the Gelbtuch Agreement. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.  Mr. Gelbtuch’s employment with the Company was terminated as of January 20, 2015 and the vested shares at that time remain available for Mr. Gelbtuch to exercise.

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

On September 17, 2014, the Company entered into a consulting agreement (the “Consulting Agreement”) with GRQ Consultants, Inc. (“GRQ”), pursuant to which GRQ shall provide certain consulting services including, but not limited to, advertising, marketing, business development, strategic and business planning, channel partner development and other functions intended to advance the business of the Company.  As consideration, GRQ shall be entitled to 200,000 shares of the Company’s Series B Convertible Preferred Stock, 50% of which vested upon execution of the Consulting Agreement, and 50% of which shall vest in six (6) equal monthly installments of commencing on October 17, 2014.  The first tranche of 100,000 shares of Series B Convertible Preferred Stock was issued to GRQ on October 6, 2014 and 150,000 shares in total, for a value of $1,103,581, was issued in 2014 and 50,000 shares of Series B Convertible Preferred Stock for a value of $345,334 was issued in 2015. In addition, the Consulting Agreement allows for GRQ to receive additional shares of Series B Convertible Preferred Stock upon the achievement of certain performance benchmarks.  No milestones were met and no additional shares were issued in 2015.  All shares of Series B Convertible Preferred Stock issuable to GRQ shall be pursuant to the 2014 Plan and shall be subject to shareholder approval of the 2014 Plan on or prior to September 16, 2015. The Consulting Agreement contains an acknowledgement that the conversion of the preferred stock into shares of the Company’s Common Stock is precluded by the equity blockers set forth in the certificate of designation and in Section 17 of the 2014 Plan to ensure compliance with NASDAQ Listing Rule 5635(d). Every share of Series B Preferred Stock may be converted into two shares of Common Stock, after giving effect to the 2:1 stock dividend issued on December 22, 1014. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act by virtue of the provisions of Section 4(a)(2) and Regulation D (Rule 506) thereunder, and the corresponding provisions of state securities laws.

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

On October 31, 2014, the Company entered into an executive employment agreement with Enrique Sanchez (“Sanchez Agreement”) pursuant to which Mr. Sanchez would serve as the Company’s Senior Vice President of Licensing. As part of the consideration, the Company agreed to grant Mr. Sanchez a ten (10) year stock option to purchase an aggregate of 160,000 shares of Common Stock, with a strike price of $6.40 per share, vesting in thirty-six (36) equal installments on each monthly anniversary of the date of the Sanchez Agreement. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On October 31, 2014, the Company entered into an executive employment agreement with Umesh Jani (“Jani Agreement”) pursuant to which Mr. Jani would serve as the Company’s Chief Technology Officer and SVP of Licensing. As part of the consideration, the Company agreed to grant Mr. Jani a ten (10) year stock option to purchase an aggregate of 100,000 shares of Common Stock, with a strike price of $6.40 per share, vesting in thirty-six (36) equal installments on each monthly anniversary of the date of the Jani Agreement. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On October 31, 2014, the Company issued existing employees, ten (10) year options to purchase an aggregate of 680,000 shares of the Company’s Common Stock with an exercise price of $6.40 per share, subject to adjustment, which shall vest in twenty-four (24) equal installments on each monthly anniversary. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) therefore, as a transaction by an issuer not involving a public offering.

On October 31, 2014, the Company issued to a consultant, a five (5) year option to purchase an aggregate of 30,000 shares of the Company’s Common Stock with an exercise price of $6.40 per share, subject to adjustment, which shall vest in twenty-four (24) equal installments on each monthly anniversary of the grant. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) therefore, as a transaction by an issuer not involving a public offering.

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

On February 5, 2015 the Company issued to a consultant, a five (5) year option to purchase an aggregate of 25,000 shares of the Company’s Common Stock with an exercise price of $6.80 per share, subject to adjustment, which shall vest in twenty-four (24) equal installments on each monthly anniversary of the grant. The options were valued based on the Black-Scholes model, using the strike and market prices of $6.80 per share, an expected term of 3.25 years, volatility of 47% based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve of 0.92%.

On March 6, 2015 the Company issued a new board member a five (5) year option to purchase an aggregate of 20,000 shares of the Company’s Common Stock with an exercise price of $7.37 per share, subject to adjustment, which shall vest in twelve (12) equal installments on each monthly anniversary of the grant. The options were valued based on the Black-Scholes model, using the strike and market prices of $7.37 per share, an expected term of 3.0 years, volatility of 41% based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve of 1.16%.

On March 18, 2015 the Company issued a new board member a five (5) year option to purchase an aggregate of 20,000 shares of the Company’s Common Stock with an exercise price of $6.61 per share, subject to adjustment, which shall vest in twelve (12) equal installments on each monthly anniversary of the grant. The options were valued based on the Black-Scholes model, using the strike and market prices of $6.61 per share, an expected term of 3.0 years, volatility of 41% based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve of 0.92%.

On April 7, 2015, the Company entered into a consulting agreement (the “Consulting Agreement”) with Richard Chernicoff, a member of the Company’s Board of Directors, pursuant to which Mr. Chernicoff shall provide certain services to the Company, including serving as the interim General Counsel and interim General Manager of commercial product commercialization development. Pursuant to the terms of the Consulting Agreement, Mr. Chernicoff shall receive a monthly retainer of $27,000 and subject to shareholder approval and pursuant to the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), a ten (10) year stock option to purchase 280,000 shares of the Company’s common stock (the “Award”).  The stock options shall have an exercise price of $6.76 per share, the closing price of the Company’s common stock on the date immediately prior to the Board of Directors approval of such stock options and the options shall vest as follows: 25% of the Award shall vest on the 12 month anniversary of the effective date and thereafter 2.083% on the 21st day of each succeeding calendar month for the following twelve months, provided Mr. Chernicoff continues to provide services (in addition to as a member of the Company’s Board of Directors) at the time of vesting.  The Award shall be subject in all respects to the terms of the 2014 Plan. Notwithstanding anything herein to the contrary, the remainder of the Award shall be subject to the following as an additional condition of vesting: (A) options to purchase 70,000 shares of the Company’s common stock under the Award shall not vest at all unless the price of the Company’s common stock while Mr. Chernicoff continues as an officer and/or director reach $8.99 and (B) options to purchase 70,000 shares of the Company’s common stock under the Award shall not vest at all unless the price of the Company’s common stock while Mr. Chernicoff continues as an officer and/or director reach $10.14.  For valuation purposes, the options were divided into two parts — the time-based vesting component and the performance-based vesting component.  The time-based vesting component was valued based on the Black-Scholes model, using the strike and market prices of $6.76 per share, an expected term of 6.25 years, volatility of 53% based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve of 1.53%. The performace-based vesting component was valued based on the Monte Carlo Simulation model, using the strike and market prices of $6.76 per share, an expected term of 10.0 years, volatility of 61% based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve of 1.89%.

On July 16, 2015, the Company entered into a forbearance agreement (the “Agreement”) with MedTech Development, the holder of a Promissory Note issued by the Company, dated October 10, 2014. Pursuant to the Agreement, among other terms, the Company issues to MedTech Development 200,000 shares of restricted common stock of the Company.  In connection with this transaction, the Company valued the shares at the quoted market price on the date of grant at $3.27 per share or $654,000. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

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

On September 21, 2015, the Company issued 150,000 shares of the Company’s Common Stock to Alex Partners, LLC and Del Mar Consulting Group, Inc., pursuant to a services agreement entered into on September 21, 2015.  In connection with this transaction, the Company valued the shares at the quoted market price on the date of grant at $2.23 per share or $334,500. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On October 14, 2015, the Company issued certain of its employees ten (10) year options to purchase an aggregate of 385,000 shares of the Company’s Common Stock with an exercise price of $1.86 per share, subject to adjustment, which shall vest monthly over twenty-four (24) months commencing on the date of grant. The options were valued based on the Black-Scholes model, using the strike and market prices of $1.86 per share, an expected term of 6.5 years, volatility of 49% based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve of 1.57%.

On October 14, 2015, the Company issued certain of its consultants ten (10) year options to purchase an aggregate of 70,000 shares of the Company’s Common Stock with an exercise price of $1.86 per share, subject to adjustment, which shall vest monthly over twenty-four (24) months commencing on the date of grant. The options were valued based on the Black-Scholes model, using the strike and market prices of $1.86 per share, an expected term of 6.5 years, volatility of 49% based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve of 1.57%.

On October 20, 2015, 16,666 shares of Series B Convertible Preferred Stock associated with the GRQ Consulting Agreement was converted into 16,666 shares of the Company’s Common Stock.

On November 4, 2015, the Company issued 300,000 shares of the Company’s Common Stock to Dominion Harbor Group LLC (“Dominion”), pursuant to a settlement agreement entered into with Dominion on October 30, 2015.  In connection with this transaction, the Company valued the shares at the quoted market price on the date of grant at $1.71 per share or $513,000. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On December 9, 2015, the Company entered into an agreement with Melechdavid, Inc. (“Melechdavid”), pursuant to which the Company agreed to issue 100,000 shares of the Company’s Common Stock.  In connection with this transaction, the Company valued the shares at the quoted market price on the date of grant at $1.61 per share or $161,000. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

Recent Repurchases of Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”) and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business of the Company

We acquire patents and patent rights from owners or other ventures and seek to monetize the value of the patents through litigation and licensing strategies, alone or with others.  Part of our acquisition strategy is to acquire or invest in patents and patent rights that cover a wide-range of subject matter which allows us to seek the benefits of a diversified portfolio of assets in differing industries and countries.  Generally, the patents and patent rights that we seek to acquire have large identifiable targets who are or have been using technology that we believe infringes upon patents and patent rights.  We generally monetize our portfolio of patents and patent rights by entering into license discussions, and if that is unsuccessful, initiating enforcement activities against any infringing parties with the objective of entering into comprehensive settlement and license agreements that may include the granting of non-exclusive retroactive and future rights to use the patented technology, a covenant not to sue, a release of the party from certain claims, the dismissal of any pending litigation and such other terms as we deem appropriate.  Our strategy has been developed with the expectation that it will result in a long-term, diversified revenue stream for the Company. As of December 31, 2015, we owned 327 U.S. and foreign patents and patent rights and 12 patent applications.

Recent Developments

On November 15, 2015, the Company and its wholly-owned subsidiary IP Liquidity Ventures LLC (“IP Liquidity”) entered into a Memorandum of Understanding (“MOU”) with Bridgestone Americas, Inc. (“Bridgestone”) and IPNav pursuant to which Bridgestone acknowledged that IP Liquidity was entitled to certain fees under an Advisory Services Agreement dated December 3, 2012.  In addition, (i) the parties further agreed to terminate the agreement and (ii) terminate the German Patent Purchase Agreement (“BATO PPA”) entered into between Bridgestone and the Company on April 23, 2015, as amended.

In connection with the termination of the agreement and the BATO PPA, as of November 15, 2015, the Company removed notes payable in the amount of $10,000,000 and $9,068,504, net of accumulated amortization, in patent assets from the Company’s books and records, and in connection with the termination of the agreement, the Company removed $1,694,411, net of accumulated amortization, in patents assets from the Company’s books and records.

On February 22, 2016, Marathon Group SA, a Luxembourg société anonyme, Uniloc Luxembourg, S.A., a Luxembourg société anonyme, Uniloc Corporation Pty. Limited, an Australian company limited by shares ACN 058 043 744, and the Company, entered into a Termination Agreement terminating the Business Combination Agreement dated August 14, 2015 by and among the parties set forth above.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the financial statements.

Principles of Consolidation

The consolidated financial statements are prepared in accordance with GAAP and present the financial statements of the Company and our wholly-owned and majority owned subsidiaries. In the preparation of our consolidated financial statements, intercompany transactions and balances are eliminated.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management include, but are not limited to, estimating the useful lives of patent assets, the assumptions used to calculate fair value of warrants and options granted, goodwill and intangible assets impairment, realization of long-lived assets, valuation of Clouding IP earn out liability, deferred income taxes, unrealized tax positions and business combination accounting.

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

Accounting for Acquisitions

In the normal course of its business, the Company makes acquisitions of patent assets and may also make acquisitions of businesses.  With respect to each such transaction, the Company evaluates facts of the transaction and follows the guidelines prescribed in accordance with ASC 805 — Business Combinations to determine the proper accounting treatment for each such transaction and then records the transaction in accordance with the conclusions reached in such analysis. The Company performs such analysis with respect to each material acquisition within the consolidated group of entities.

Intangible Assets - Patents

Intangible assets include patents purchased and patents acquired in lieu of cash in licensing transactions. The patents purchased are recorded based on the cost to acquire them and patents acquired in lieu of cash are recorded at their fair market value. The costs of these assets are amortized over their remaining useful lives. Useful lives of intangible assets are periodically evaluated for reasonableness and the assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may no longer be recoverable. The Company performs the annual testing for impairment of intangible assets at the reporting unit level during the quarter ended September 30. The Company also continues to review the carrying value of the intangible assets in each of its reporting units upon any change in response to various business metrics and the regulatory and judicial environment. The Company did not record any impairment charges to its intangible assets during the year ended December 31, 2014 and recorded impairment charges in the amount of $5,793,409 in its Clouding IP portfolio for the year ended December 31, 2015.

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

For the year ended December 31, 2015, the Company recorded no impairment charge to its goodwill, and for the year ended December 31, 2014, the Company recorded an impairment charge in the amount of $2,144,488 to the goodwill associated with CyberFone.

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

Impairment of Long-lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the ASC 360 “Property, Plant and Equipment”.  The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of long-lived assets may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows that the Company expects to be generated by the asset. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The Company did not record any impairment charges on its long-lived assets during the years ended December 31, 2015 and 2014.

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

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date. As stock-based compensation expense is recognized based on awards expected to vest, forfeitures are also estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the year ended December 31, 2015, the expected forfeiture rate was 10.40%, which resulted in an expense of $28,663, recognized in the Company’s compensation expenses.  There were no forfeitures for the year ended December 31, 2014.  The Company will continue to re-assess the impact of forfeitures if actual forfeitures increase in future quarters.

Liquidity and Capital Resources

At December 31, 2015, we had approximately $2.6 million in cash and cash equivalents and a working capital deficit of approximately $12.2 million.

Based on the Company’s current revenue and profit projections, management is uncertain that the Company’s existing cash and accounts receivables will be sufficient to fund its operations through at least the next twelve months. If we do not meet our revenue and profit projections or the business climate turns negative, then we will need to:

•                       raise additional funds to support the Company’s operations; provided, however, there is no assurance that the Company will be able to raise such additional funds on acceptable terms, if at all. If the Company raises additional funds by issuing securities, existing stockholders may be diluted; and

•                       review strategic alternatives.

If adequate funds are not available, we may be required to curtail our operations or other business activities or obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain technologies or potential markets.

Recent Accounting Pronouncements

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes.  This update requires an entity to classify deferred tax liabilities and assets as noncurrent within a classified statement of financial position.  ASU 2015-17 is effective for annual and interim reporting periods beginning after December 15, 2016.  This update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  Early application is permitted as of the beginning of the interim or annual reporting period.  The Company adopted this standard for the annual period ending December 31, 2015.  The effect of adopting the new guidance on the balance sheet was not significant.

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

In April 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other — Internal-Use Software; Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. Prior to this ASU, U.S. GAAP did not include explicit guidance about a customer’s accounting for fees paid in a cloud computing arrangement. Examples of cloud computing arrangements include software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements. This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license, in which case the customer should account for such license consistent with the acquisitions of other software licenses. If the cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The ASU does not change the accounting for service contracts. The new standard is effective for us on January 1, 2016 with early adoption permitted. We do not expect the adoption of ASU 2015-05 to have a significant impact on our consolidated financial statements.

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

Results of Operations for the Years Ended December 31, 2015 and December 31, 2014

Revenues

Revenues decreased by $2,426,675, or 11%, to $18,997,794 in the year ended December 31, 2015 compared to $21,404,469 of revenue in the year ended December 31, 2014.  The decrease in revenues in 2015 resulted from slower time to monetization for the Company’s patents resulting from trial delays in a number of the Company’s higher profile cases as well as the absence of a single large license agreement as the Company experienced in 2014.

Revenues from five licenses from four different subsidiaries of the Company accounted for approximately 62% of the Company’s revenue for the year ended December 31, 2015 compared to the year ended December 31, 2014 in which five licenses from five different subsidiaries of the Company accounted for approximately 88% of the Company’s revenue, as summarized below:

For the Year Ended December 31, 2015

Licensor	License Amount	% of Revenue
TLI Communications LLC	$3,300,000	17%
Vantage Point Technology, Inc.	$2,750,000	15%
Orthophenix, LLC	$2,050,000	11%
IP Liquidity Ventures, LLC	$1,870,790	10%
IP Liquidity Ventures, LLC	$1,800,000	9%
	Total	62%

For the Year Ended December 31, 2014

Licensor	License Amount	% of Revenue
Clouding Corp.	$10,500,000	49%
Selene Communications Technologies, LLC	$2,900,000	14%
CRFD Research, Inc.	$2,800,000	13%
Realy IP, LLC	$1,750,000	8%
IP Liquidity Ventures, LLC	$937,500	4%
	Total	88%

The Company derived these revenues from the one-time issuance of non-recurring, non-exclusive, non-assignable licenses to certain licensees and their affiliates for certain of the Company’s patents. While the Company has a growing portfolio of patents, at this time, the Company expects that a significant portion of its future revenues will be based on one-time grants of similar non-recurring, non-exclusive, non-assignable licenses to a relatively small number of entities and their affiliates. Further, with the expected small number of firms with which the Company enters into license agreements, and the amount and timing of such license agreements, the Company also expects that its revenues may be highly variable from one period to the next.

Operating Expenses

Direct costs of revenues for the years ended December 31, 2015 and December 31, 2014 amounted to $16,603,792 and $11,787,445, respectively. For the year ended December 31, 2015, this represented an increase of $4,816,347, or 41%. Direct costs of revenue include contingent payments to patent enforcement legal costs, patent enforcement advisors and inventors.  Direct costs of revenue also includes various non-contingent costs associated with enforcing the Company’s patent rights and otherwise in developing and entering into settlement and licensing agreements that generate the Company’s revenue.  Such costs include other legal fees and expenses, consulting fees, data management costs and other costs. Direct costs of revenues for 2015 were higher than in 2014 due to a fixed fee engagement agreement with a law firm that represented one of the Company’s subsidiaries in two United States trials, an increase in enforcement activity in Germany and to a lesser extent France and preparation for a significant number of trials in both the United States and Germany in 2015.

We incurred other operating expenses of $28,054,433 and $15,823,752 for the years ended December 31, 2015 and December 31, 2014, respectively. This represented an increase of $12,230,681, or 77%, in 2015 compared to 2014. These expenses primarily consisted of amortization of patents, general expenses, compensation to our officers, directors and employees, professional fees and consulting incurred in connection with the day-to-day operation of our business as well as an impairment of patent assets in the amount of $5,793,409 for the year ended December 31, 2015 (compared to no impairment of patent assets for the year ended December 31, 2014), offset partially by an impairment of goodwill in the amount of $0 and $2,144,488 in the years ended December 31, 2015 and December 31, 2014, respectively. Other operating expenses consisted of the following:

	Total Other Operating Expenses
	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014

Amortization of patents	$10,825,164	$5,528,280
Compensation and related taxes	5,419,252	3,904,462
Consulting fees	2,324,248	2,134,672
Professional fees	2,548,492	1,566,375
Other general and administrative	1,143,869	545,475
Patent impairment	5,793,409	—
Goodwill impairment	—	2,144,488
Total	$28,054,433	$15,823,752

Operating expenses for the years ended December 31, 2015 and December 31, 2014 include non-cash operating expenses totaling $20,803,067 and $10,966,155, respectively.  The results for the year ended December 31, 2015 represent an increase in non-cash operating expenses in the amount of $9,836,912 or 90%, compared to the non-cash operating expenses for the year ended December 31, 2014.  Non-cash operating expenses consisted of the following:

	Non-Cash Operating Expenses
	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014

Amortization of patents	$10,825,164	$5,528,280
Compensation and related taxes	2,176,711	1,751,034
Consulting fees	1,590,346	1,536,603
Professional fees	34,109	5,750
Other general and administrative	383,328	—
Patent impairment	5,793,409	—
Goodwill impairment	—	2,144,488
Total	$20,803,067	$10,966,155

Amortization of patents

Amortization expenses were $10,825,164 and $5,528,280 for the years ended December 31, 2015 and December 31, 2014, respectively, an increase of $5,296,884 or 96%. The increase results from the significant number of patents and patent portfolios we have added at various points in 2014 and early 2015, during which the Company acquired ownership of or contractual rights to eleven patent portfolios. When the Company acquires patents and patent rights, the Company capitalizes those assets and amortizes the costs over the remaining useful lives of the assets. All patent amortization expenses are non-cash expenses.

Compensation expense and related taxes

Compensation expense includes cash compensation, related payroll taxes and benefits and also non-cash equity compensation. For the years ended December 31, 2015 and December 31, 2014, total compensation expense and related payroll taxes were $5,419,252 and $3,904,462, respectively, an increase of $1,514,790 or 39%. The increase in compensation primarily reflects an increase in the number of average employees in 2015 compared to 2014, as two of the Company’s six employees as of December 31, 2015 were hired during the fourth quarter of 2014 and to a lesser extent from an increase in cash compensation, equity-based compensation, payroll taxes and benefits to our employees. During the years ended December 31, 2015 and 2014, we recognized non-cash employee and board equity based compensation of $2,176,711 and $1,751,034, respectively.

Consulting fees

For the years ended December 31, 2015 and December 31, 2014, we incurred consulting fees of $2,324,248 and $2,134,672, respectively, an increase of $189,576 or 9%. Consulting fees include both cash and non-cash related consulting fees primarily for investor relations and public relations services as well as other consulting services. During the years ended December 31, 2015 and December 31, 2014, we recognized non-cash equity based consulting of $1,590,346 and $1,536,603, respectively.

Professional fees

Professional fees for the years ended December 31, 2015 and December 31, 2014, respectively, were $2,548,492 and $1,566,375, an increase of $982,117 or 63%. Professional fees primarily reflect the costs of professional outside accounting fees, legal fees and audit fees. The increase in professional fees for the year ended December 31, 2015 compared to the same period in 2014 are predominately related to professional outside legal, accounting and audit fees resulting from the Business Combination Agreement entered into with Uniloc on August 14, 2015 and to a lesser extent, costs associated with establishing operations in Germany. During the years ended December 31, 2015 and December 31, 2014, we recognized non-cash equity based professional fees of $34,109 and $5,750, respectively.

Other general and administrative expenses

For the years ended December 31, 2015 and December 31, 2014, other general and administrative expenses were $1,143,868 and $545,475, respectively, an increase of $598,393, or approximately 110%. General and administrative expenses reflect the other non-categorized operating costs of the Company and include expenses related to being a public company, rent, insurance, technology and other expenses incurred to support the operations of the Company. During the years ended December 31, 2015 and December 31, 2014, we recognized non-cash equity based professional fees of $383,328 and $0, respectively.

Loss on impairment of intangible assets

For the years ended December 31, 2015 and December 31, 2014, the Company recorded a loss on the impairment of intangible assets in the amounts of $5,793,409 and $0, respectively.

Loss on impairment of goodwill

For the years ended December 31, 2015 and December 31, 2014, the Company recorded a loss on the impairment of goodwill in the amounts of $0 and $2,144,488, respectively.

Operating loss

The operating income (loss) from increased by $19,473,704 to $(25,680,432) in 2015 from $(6,206,728) in 2014 as a result of the decrease in revenues, an increase in direct costs of revenues associated with a fixed fee legal representation engagement agreement and considerably higher non-cash expenses, especially patent amortization and impairment of patent assets.

Other income (expense)

Other income (expense) was $584,125 for the year ended December 31, 2015 compared to other expense of $(588,627) for the year ended December 31, 2014.  The improvement in other income is attributable to a gain on the reduction of the value of the Clouding IP earn out liability, which was reduced with the impairment of the Clouding IP intangible assets, offset by an increase in interest expense from $543,283 for the year ended December 31, 2014 to $4,245,982 for the year ended December 31, 2015, primarily associated with the Fortress transaction and MedTech acquisition debt, as well as a loss on a debt extinguishment associated with the MedTech acquisition debt.

Income tax benefit

We recognized an income tax benefit in the amount of $8,156,448 and $4,913,232 for the years ended December 31, 2015 and 2014, respectively.

Net income and net income available to common shareholders

We reported net income (loss) of $(16,939,859) and $(3,153,615) for the years ended December 31, 2015 and December 31, 2014, respectively. For the year ended December 31, 2014, the net loss included a $1,271,492 expense associated with a deemed dividend related to a beneficial conversion feature of the Series A Convertible Preferred Stock.

Loss per common share, basic and diluted

The Company reported an increase in the net loss per share of $0.92 per share to $(1.19) per share for the year ended December 31, 2015 from $(0.27) for the year ended December 31, 2014.  The deterioration in the net loss per share reflected lower revenue, increased costs of revenues, costs associated with the Business Combination Agreement with Uniloc and higher non-cash patent amortization and impairment expenses, offset partially by an increase in the number of weighted average shares outstanding.  The increase in the number of weighted-average shares outstanding reflects increases in shares outstanding resulting from shares issued in connection with certain non-cash compensation arrangements plus the issuance of new shares in connection with the Company’s private placement financing.

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014
Net loss attributable to Common Shareholders	$(16,939,859)	$(3,153,615)

Denominator
Weighted Average Common Shares - Basic	14,208,787	11,660,879
Weighted Average Common Shares - Diluted	14,208,787	11,660,879

Earnings (Loss) per common share:
Earnings (Loss) - Basic	$(1.19)	$(0.16)
Earnings (Loss) - Diluted	$(1.19)	$(0.16)

Non-GAAP Reconciliation

The Company uses a Non-GAAP reconciliation of net income (loss) and earnings (loss) per share in the presentation of financial results here.  Management believes that this presentation may be more meaningful in analyzing our income generation.

On a Non-GAAP basis, the Company’s recorded a decrease in the net loss in the amount of $10,143,457 for the year ended December 31, 2015 compared to an increase in net income in the amount of $7,324,415 for the year ended December 31, 2014. The details of those expenses and non-GAAP reconciliation of these non-cash items are set forth below:

	Non-GAAP Reconciliation
	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014
Net loss attributable to Common Shareholders	$(16,939,859)	$(3,153,615)
Non-GAAP
Amortization of intangible assets & depreciation	10,825,164	5,528,280
Equity-based compensation	3,801,166	3,293,387
Beneficial conversion feature	—	1,271,492
Impairment of patents	5,793,409	—
Impairment of goodwill	—	2,144,488
Change in fair value of clouding IP earn out	(6,137,116)	—
Non-cash interest expense	2,220,992	—
Deferred tax benefit	(8,156,448)	(4,913,232)
Loss on debt restructuring and extinguishment	1,416,915	—
Other	383,328	—
Non-GAAP earnings (loss)	$(6,792,449)	$4,170,800

Non-GAAP Loss per common share, basic and diluted

For the year ended December 31, 2015, net loss per common share on a Non-GAAP basis was $(0.48) per common share compared to net income per basic common share on a Non-GAAP basis of $0.36 for the year ended December 31, 2014 and net income per diluted common share on a Non-GAAP basis of $0.29 for the year ended December 31, 2014.

	Non-GAAP Reconciliation of Earnings Per Share
	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014
Non-GAAP net income (loss)	$(6,792,449)	$4,170,800

Denominator
Weighted Average Common Shares - Basic	14,208,787	11,660,879
Weighted Average Common Shares - Diluted	14,208,787	14,311,048

Non-GAAP earnings (loss) per common share:
Non-GAAP earnings (loss) - Basic	$(0.48)	$0.36
Non-GAAP earnings (loss) - Diluted	$(0.48)	$0.29

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At December 31, 2015, the Company’s cash and cash equivalents balances totaled $2,555,151 compared to $5,082,569 at December 31, 2014.  The decrease in the cash balances of $2,527,418 resulted primarily from the Company’s loss from operations and the repayment of most of the convertible notes issued in October 2014 as well as the repayment of acquisition debt associated with portfolios purchased in May 2014 and October 2014.

Despite the reduction in cash at December 31, 2015 compared to December 31, 2014, net working capital increased by $2,088,847 to a deficit of $(12,172,746) at December 31, 2015 from a deficit of $(14,261,593) at December 31, 2014.  The increase in net working capital resulted primarily from a reduction in the value of short-term notes payable and a reduction in the current portion of the Clouding IP earn out at December 31, 2015 compared to December 31, 2014, offset partially by the aforementioned decline in cash and an increase in accounts payable.

Cash provided (used) by operating activities was $(2,961,238) during the year ended December 31, 2015 compared to cash provided by operating activities of $4,455,105 during the year ended December 31, 2014.

Cash used in investing activities was $58,386 for the year ended December 31, 2015 compared to cash used in investing activities in the amount of $7,869,795 for the year ended December 31, 2014. Cash generated by investing activities during the year ended December 31, 2015 was related to the disposal of a patent portfolio partially offset by the purchase of equipment, with no cash used in the acquisition of patent assets. This compares to cash used in investing activities during the year ended December 31, 2014 related to patent assets purchased in a series of transactions entered into on May 2, 2014, June 17, 2014, August 29, 2014, September 19, 2014 and October 13, 2014, through which the Company acquired ten new patent portfolios, as well as equipment purchases. However, purchase of non-patent assets, specifically equipment and other non-patent intangibles represented less than 1% of total acquisitions of assets.

Cash provided by financing activities was $508,838 during the year ended December 31, 2015 compared to cash provided by financing activities in the amount of $4,888,528 during the year ended December 31, 2014. Cash provided by financing activities for the year ended December 31, 2015 resulted from proceeds from the Fortress transaction, offset by the repayment of debts incurred in the acquisitions of various patent portfolios as more fully described above.

Management believes that the balance of cash and cash equivalents of $2,555,151 at December 31, 2015, combined with licenses agreements entered into by the Company prior to the date of this Annual Report along with expected operating cash flow is sufficient to continue to fund the Company’s current operations at least through March 2017.  However, the Company’s operations are subject to various risks and there is no assurance that changes in the operations of the Company will not require the Company to raise additional cash sooner than planned in order to continue uninterrupted operations.  In that event, the Company would seek to raise additional capital from the sale of the Company’s securities, from borrowing or from other sources.  Should the Company seek to raise capital from the issuances of its securities, such transactions would be subject to the risks of the market for the Company’s securities at the time.

Off-Balance Sheet Arrangements

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MARATHON PATENT GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Marathon Patent Group, Inc. and its subsidiaries

We have audited the accompanying consolidated balance sheets of Marathon Patent Group, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, change in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014 and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ SingerLewak LLP
Los Angeles, California
March 30, 2016

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014

ASSETS
Current assets:
Cash	$2,555,151	$5,082,569
Accounts receivable - net of allowance for bad debt of $375,750 and $0 for December 31, 2015 and December 31, 2014	136,842	216,997
Bonds posted with courts	1,748,311	1,946,196
Prepaid expenses and other current assets, net of discounts of $3,414 and $0 for December 31, 2015 and December 31, 2014	338,598	438,391
Total current assets	4,778,902	7,684,153

Other assets:
Property and equipment, net of accumulated depreciation of $67,052 and $16,135 for December 31, 2015 and December 31, 2014	61,297	53,828
Intangible assets, net of accumulated amortization of $15,557,353 and $6,550,528 for December 31, 2015 and December 31, 2014	25,457,639	43,363,832
Deferred tax assets	12,437,741	4,789,293
Other non current assets, net of discounts of $4,831 and $0 for December 31, 2015 and December 31, 2014	9,169	—
Goodwill	4,482,845	4,894,208
Total other assets	42,448,691	53,101,161

Total Assets	$47,227,593	$60,785,314

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,534,825	$3,293,746
Clouding IP earn out - current portion	33,646	2,092,000
Notes payable, net of discounts of $730,945 and $82,010 for December 31, 2015 and December 31, 2014	10,383,177	16,560,000
	16,951,648	21,945,746

Long-term liabilities
Notes Payable, net of discount of $1,425,167 and $64,925, for December 31, 2015 and December 31, 2014	12,223,884	5,403,065
Clouding IP earn out	3,281,238	7,360,000
Deferred Tax Liability	1,044,997	1,823,884
Revenue share liability	1,000,000	—
Other long term liability	50,084	—
Total long-term liabilities	17,600,203	14,586,949

Total liabilities	34,551,851	36,532,695

Stockholders’ Equity:
Preferred stock Series A, $.0001 par value, 50,000,000 shares authorized: 0 and 0 issued and outstanding at December 31, 2015 and December 31, 2014	—	—
Preferred stock Series B, $.0001 par value, 50,000,000 shares authorized: 782,004 and 932,000 issued and outstanding at December 31, 2015 and December 31, 2014	78	93
Common stock, ($.0001 par value; 200,000,000 shares authorized; 14,867,141 and 13,791,460 adjusted for the stock dividend issued and outstanding at December 31, 2015 and December 31, 2014	1,487	1,379
Additional paid-in capital	43,217,513	36,977,169
Accumulated other comprehensive income (loss)	(1,265,812)	(388,357)
Accumulated deficit	(29,277,524)	(12,337,665)

Total stockholders’ equity	12,675,742	24,252,619

Total liabilities and stockholders’ equity	$47,227,593	$60,785,314

The accompanying notes are an integral part to these audited consolidated financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The	For The
	Year	Year
	Ended	Ended
	December 31, 2015	December 31, 2014

Revenues	$18,977,794	$21,404,469

Expenses
Cost of revenues	16,603,792	11,787,445
Amortization of patents and website	10,825,164	5,528,280
Compensation and related taxes	5,419,252	3,904,462
Consulting fees	2,324,248	2,134,672
Professional fees	2,548,492	1,566,375
General and administrative	1,143,869	545,475
Patent impairment	5,793,409	—
Goodwill impairment	—	2,144,488
Total operarating expenses	44,658,226	27,611,197

Operating loss	(25,680,432)	(6,206,728)

Other income (expenses)
Other income (expense)	170,706	(52,228)
Foreign exchange gain (loss)	(61,868)	—
Change in fair value of Clouding IP earn out	6,137,116	—
Realized loss, available for sale	—	6,250
Interest income	1,068	634
Interest expense	(4,245,982)	(543,283)
Loss on debt exstinguishment	(1,416,915)	—
Total other income (expenses)	584,125	(588,627)

Loss before benefit from income taxes	(25,096,307)	(6,795,355)

Income tax benefit	8,156,448	4,913,232

Net loss	(16,939,859)	(1,882,123)

Deemed dividends related to beneficial conversion feature of Series A preferred stock	—	(1,271,492)

Net loss attributable to common shareholders	$(16,939,859)	$(3,153,615)

Loss per common share, basic and diluted:	$(1.19)	$(0.16)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and Diluted	14,208,787	11,660,879

The accompanying notes are an integral part to these audited consolidated financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For The	For The
	Year	Year
	Ended	Ended
	December 31, 2015	December 31, 2014
Net loss attributable to Marathon Patent Group, Inc.	$(16,939,859)	$(3,153,615)

Other Comprehensive Loss:
Unrealized loss on foreign currency translation	(877,455)	(388,357)
Realized loss on investment securities, avaiable for sale	—	6,250
Comprehensive loss attributable to Marathon Patent Group, Inc.	$(17,817,314)	$(3,535,722)

The accompanying notes are an integral part to these audited consolidated financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock/Units		Common Stock		Add’l Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Income (Loss)	Equity (Deficit)

BALANCE — December 31, 2013	—	$—	10,979,186	$1,098	$22,673,287	$(10,488,018)	$(6,250)	$12,180,117
Write-off of marketable securities / discontinued assets	—	—	—	—	—	32,662	6,250	38,912
Stock compensation expense	—	—	—	—	2,203,222	—	—	2,203,222
Common stock issued in acquisition	—	—	185,000	19	2,078,781	—	—	2,078,800
Exercise of stock option and warrants	—	—	107,814	11	249,213	—	—	249,224
Consulting services paid in warrants	—	—	—	—	41,576	—	—	41,576
Warrant issued in conjunction with convertible debt	—	—	—	—	164,020	—	—	164,020
Currency translation loss	—	—	—	—	—	—	(388,357)	(388,357)
Adjustment resulting from stock dividend and other	466,000	47	1,495,881	149	(6)	(186)	—	4
Series A preferred stock	1,000,502	100	—	—	6,238,164	—	—	6,238,264
Series A preferred stock compensation	23,077	2	—	—	149,998	—	—	150,000
Common stock issued upon conversion of series A preferred stock	1,023,579	(102)	1,023,579	102	—	—	—	—
Series B preferred stock	466,000	46	—	—	3,178,914	—	—	3,178,960
Beneficial conversion feature	—	—	—	—	1,271,492	—	—	1,271,492
	—	—	—	—	(1,271,492)	—	—	(1,271,492)
Net Loss	—	—	—	—	—	(1,882,123)	—	(1,882,123)
BALANCE — December 31, 2014	932,000	$93	13,791,460	$1,379	$36,977,169	$(12,337,665)	$(388,357)	$24,252,619
Stock compensation expense	—	—	—	—	2,490,175	—	—	2,490,175
Common stock issued for service	—	—	210,000	21	900,479	—	—	900,500
Exercise of stock option and warrants	—	—	31,276	4	18,745	—	—	18,749
Common stock issued in conjunction with debt financing	—	—	134,409	13	999,987	—	—	1,000,000
Issuance of common stock in debt restructuring	—	—	200,000	20	653,980	—	—	654,000
Warrant issued in conjunction with debt financing	—	—	—	—	318,679	—	—	318,679
Conversion of series B Preferred Stock	(199,996)	(20)	199,996	20	—	—	—	—
Series B Preferred Stock compensation expense	50,000	5	—	—	345,329	—	—	345,334
Issue common stock in litigation settlemen	—	—	300,000	30	512,970	—	—	513,000
Currency translation loss	—	—	—	—	—	—	(877,455)	(877,455)
Net Loss	—	—	—	—	—	(16,939,859)	—	(16,939,859)
BALANCE —December 31, 2015	782,004	$78	14,867,141	$1,487	$43,217,513	$(29,277,524)	$(1,265,812)	$12,675,742

The accompanying notes are an integral part of these audited consolidated financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year	For The Year
	Ended	Ended
	December 31, 2015	December 31, 2014
Cash flows from operating activities:
Net loss	$(16,939,859)	$(3,153,615)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	7,578	6,233
Amortization of patents and website	10,825,164	5,522,047
Provision for allowance for doubtful accounts	375,750	—
Deferred tax asset	(7,618,580)	(1,774,807)
Deferred tax liability	(660,455)	—
Impairment of intangible assets	5,793,409	2,144,488
Loss on debt exstinguishment	1,416,915	—
Stock based compensation	2,490,175	1,751,035
Stock issued for services	1,245,834	1,542,353
Non-cash interest, discount, and financing costs	2,220,992	—
Change in fair value of Clouding earnout	(6,137,116)	—
Deemed Series A dividend beneficial conversion	—	1,271,492
Income tax benefit	—	(3,177,502)
Other non-cash adjustments	260,938	71,467

Changes in operating assets and liabilities
Accounts receivable	(295,608)	110,053
Prepaid expenses and other current assets	(162,706)	(2,346,667)
Accounts payable and accrued expenses	4,216,331	2,488,528

Net cash provided by (used in) operating activities	(2,961,238)	4,455,105

Cash flows from investing activities:
Acquisition of patents	—	(7,816,832)
Purchase of property, equipment, and other intangible assets	(58,386)	(52,963)

Net cash provided by (used in) investing activities	(58,386)	(7,869,795)

Cash flows from financing activities:
Payment on note payable in connection with the acquisition of IP Liquidity	(1,109,375)	(1,215,625)
Payment on note payable in connection with the acquisition of Dynamic Advances	(2,624,375)	(225,625)
Payment on note payable in connection with the acquisition of Orthophoenix	(5,500,000)	—
Payment on note payable in connection with the acquisition of Medtech and Orthophoenix	(4,318,287)	(2,000,000)
Payable (Payment) on Mdr Escrow (TLI)	(50,000)	50,000
Payment on note payable in connection with the acquisition of Sarif	(276,250)	(23,750)
Payment on convertible debt	(5,050,000)	—
Cash received upon issuance of notes payable (net of issuance costs)	19,600,000	—
Payments of notes payable to vendors	(181,626)	—
Payments on earn-out connected to the acquisition of Clouding	—	(2,883,960)
Cash received upon the issuance of convertible debt securities	—	5,550,000
Proceeds from sale of preferred and common stock, net of issuance costs	—	6,388,266
Payment in connection with the acquisition of Clouding	—	-1,000,000
Cash received upon exercise of warrant	18,751	249,222
Net cash provided by financing activities	508,838	4,888,528

Effect of exchange rate changes on cash	(16,632)	(1,531)

Net increase in cash	(2,527,418)	1,472,307

Cash at beginning of period	5,082,569	3,610,262

Cash at end of period	$2,555,151	$5,082,569

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest expense	$1,982,140	$280,783
Taxes paid	$168,378	$39,078
Loan fees	$400,000	$1,050,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in conjunction with note payable	$1,000,000	$—
Warrants issued in conjunction with note payable	$318,679	$—
Revenue share liability incurred in conjuntion with note payable	$1,000,000	$—
Non-cash interest increase in debt assumed in conjunction with the acquisition of Orthophoenix	$750,000	$—
Common stock issued in conjunction with debt extinguishment	$654,000	$—
Conversion of accounts payable to notes payable	$705,093	$—
Common stock issued in connection with the acquisition of Clouding Corp	$—	$281,000
Earn-out liability in connection with the acquisition of Clouding Corp	$—	$9,452,000
Common stock granted in connection with the acquisition of TLI Communications, LLC	$—	$817,800
Series B Preferred stock issued in connection with the acquisition of Dynamic Advances LLC	$—	$1,403,690
Series B Convertible Preferred Stock issued in connection with the acquisition of Dynamic Advances LLC and IP Liquidity Ventures, LLC	$—	$2,087,380
Common stock issued in connection with the acquisition of Selene Communication Technologies	$—	$980,000
Value of warrants pertaining to equity issuance	$—	$11,595
Value of warrants pertaining to convertible debt issuance	$—	$146,935
Notes payable issued in connection with the acquisition of IP Liquidity Ventures, LLC, Dynamic Advances, LLC, Selene Communications Technologies, LLC, Clouding Corp, and Medtech Companies	$—	$14,000,000
Issuance of common stock issued for prepaid services	$—	$(298,301)

The accompanying notes are an integral part to these audited consolidated financial statements.

MARATHON PATENT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

On December 7, 2011, the Company changed its name to American Strategic Minerals Corporation from Verve Ventures, Inc., and increased the Company’s authorized capital to 200,000,000 shares of Common Stock, par value $0.0001 per share, and 100,000,000 shares of preferred stock, par value $0.0001 per share. In June 2012, the Company discontinued its exploration and potential development of uranium and vanadium minerals business. In October 2012, we discontinued our real estate business when our CEO joined the firm and we commenced our current business, at which time the Company’s name was changed to Marathon Patent Group, Inc.

On August 1, 2012, the shareholders holding a majority of the Company’s voting capital voted in favor of (i) changing the name of the Company to Fidelity Property Group, Inc. and (ii) the adoption the 2012 Equity Incentive Plan and reserving 20,000,000 shares of Common Stock for issuance thereunder (the “2012 Plan”).  The board of directors of the Company (the “Board of Directors”) approved the name change and the adoption of the 2012 Plan on August 1, 2012. The Company did not file an amendment to its Articles of Incorporation with the Secretary of State of Nevada and subsequently abandoned the decision to adopt the Fidelity Property Group, Inc. name.

On October 1, 2012, the shareholders holding a majority of the Company’s voting capital had voted and authorized the Company to (i) change the name of the Company to Marathon Patent Group, Inc. and (ii) effectuate a reverse stock split of the Company’s Common Stock by a ratio of 3-for-2 (the “Reverse Split”) within one year from the date of approval of the stockholders of the Company.  The Board of Directors approved the name change and the Reverse Split on October 1, 2012. The Board of Directors determined the name Marathon Patent Group, Inc. better reflects the long-term strategy in exploring other opportunities and the identity of the Company going forward.  On February 15, 2013, the Company filed the Certificate of Amendment with the Secretary of State of the State of Nevada in order to effectuate the name change. On May 31, 2013, shareholders of record holding a majority of the outstanding voting capital of the Company approved a reverse stock split of the Company’s issued and outstanding Common Stock by a ratio of not less than one-for-five and not more than one-for-fifteen at any time prior to April 30, 2014, with such ratio to be determined by the Company’s Board of Directors, in its sole discretion. On June 24, 2013, the reverse stock split ratio of one- (1) for thirteen (13) basis was approved by the Board of Directors. On July 18, 2013, the Company filed a Certificate of Amendment to its Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada in order to effectuate a reverse stock split of the Company’s issued and outstanding Common Stock, par value $0.0001 per share on a one (1) for thirteen (13) basis. All share and per share values for all periods presented in the accompanying consolidated financial statements are retroactively restated for the effect of the reverse stock split.

On March 6, 2013, the Company entered into an Asset Purchase Agreement with Augme Technologies (“Seller”) whereby Seller agreed to sell to the Company certain office equipment, data, documentation, and business information related to the Seller’s business and assign agreements and prospective clients and business opportunities to the Company. In consideration for the assets and assigned agreements, the Company paid $10,000 at closing and provides litigation assistance as defined in the agreement. As additional consideration, the Company also entered into a two-year Service Agreement (the “Service Agreement”) with the Seller whereby the Seller shall engage the Company to provide consulting services including patent litigation matters, sale, license involving the Seller’s intellectual property and general consulting services to continue the Seller’s business operations. The Company recorded the $10,000 payment, which was primarily attributable to property and equipment and assumed an office lease agreement that expired in July 2013.

On April 16, 2013, the Company through its subsidiary, Relay IP, Inc. acquired a US patent for $350,000.

On April 22, 2013, CyberFone Acquisition Corp. (“Acquisition Corp.”), a Texas corporation and newly formed wholly-owned subsidiary of the Company entered into a merger agreement (the “CyberFone Agreement”) with CyberFone Systems LLC, a Texas limited liability company (“CyberFone Systems”), TechDev Holdings LLC (“TechDev”) and The Spangenberg Family Foundation for the Benefit of Children’s Healthcare and Education (“Spangenberg Foundation”).  TechDev and Spangenberg Foundation owned 100% of the membership interests of CyberFone Systems (collectively, the “CyberFone Sellers”).  In the transaction, the Company acquired 10 US patents, 27 foreign patents and 1 patent pending from CyberFone Systems valued at $1,135,512 (see note 3).

On May 6, 2013, in connection with the closing of a settlement and license agreement, the Company agreed to settle and release a certain defendant for past and future use of the Company’s patents. The defendant agreed to assign and transfer three US patents and rights valued at $1,000,000 in lieu of an additional cash payment, which amount has been included in the Company’s revenue during the year ended December 31, 2013.

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

On December 22, 2013, in connection with a settlement and license agreement, the Company agreed to settle and release another defendant for past and future use of the Company’s patents, whereby the defendant agreed to assign and transfer two US patents and rights to the Company. The Company valued the two patents at an aggregate of $700,000 and included that amount in revenue during the year ended December 31, 2013.

On April 22, 2014, the Company issued 300,000 shares of restricted Common Stock valued at $718,500 to TT IP LLC in consideration of acquisition of patents on November 13, 2013.

On May 1, 2014, the Company issued 2,047,158 shares of Series A Convertible Preferred Stock and warrants to purchase an aggregate of 511,790 shares of Common Stock in a private placement to accredited investors. All of the Series A Convertible Preferred Stock was automatically converted pursuant to the terms of the Series A Convertible Preferred Stock Certificate of Designation during the year ended December 31, 2014. The exercise price of the warrants is $3.75, after giving effect to the two-for-one stock dividend issued on December 22, 2014.

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

On July 18, 2014, the Company issued a total of 26,722 shares of Common Stock pursuant to the exercise of stock options held by a former member of the Company’s Board of Directors and the Company’s former Chief Financial Officer.

On August 29, 2014, the Company entered into a patent purchase agreement to acquire a portfolio of patents from Clouding IP, LLC for an aggregate purchase price of $2.4 million, of which $1.4 million was paid in cash and $1.0 million was paid in the form of a promissory note issued by the Company that matured on October 31, 2014 and paid on October 1, 2014. The Company also issued 25,000 shares of its restricted common stock valued at $281,000 in connection with the acquisition. Clouding IP, LLC is also entitled to certain possible future cash payments. Clouding IP LLC is owned or controlled by Erich Spangenberg or family members or associates.

On September 16, 2014, the Company issued to two of its independent board members, in lieu of cash compensation, 6,178 shares of restricted Common Stock valued at $45,995 to each of its directors. The shares shall vest quarterly over twelve (12) months commencing on the date of grant and $13,415 in expense was recognized in 2014 for each of the two grants.

On September 17, 2014, the Company entered into a consulting agreement (the “Consulting Agreement”) with GRQ Consultants, Inc. (“GRQ”), pursuant to which GRQ shall provide certain consulting services including, but not limited to, advertising, marketing, business development, strategic and business planning, channel partner development and other functions intended to advance the business of the Company. As consideration, GRQ shall be entitled to 200,000 shares of the Company’s Series B Convertible Preferred Stock, 50% of which vested upon execution of the Consulting Agreement, and 50% of which shall vest in six (6) equal monthly installments commencing on October 17, 2014. The first tranche of 100,000 shares of Series B Convertible Preferred Stock was issued to GRQ on October 6, 2014. The Company issued an aggregate of 150,000 shares of Series B Convertible Preferred Stock for a value of $1,103,581 in 2014 and 50,000 shares of Series B Convertible Preferred Stock for a value of $345,334 was issued in 2015. In addition, the Consulting Agreement allows for GRQ to receive additional shares of Series B Convertible Preferred Stock upon the achievement of certain performance benchmarks.  No milestones were met and no additional shares were issued in 2015.  All shares of Series B Convertible Preferred Stock issuable to GRQ shall be pursuant to the 2014 Plan. The Consulting Agreement contains an acknowledgement that the conversion of the preferred stock into shares of the Company’s common stock is precluded by the beneficial ownership blockers set forth in the Series B Convertible Preferred Stock Certificate of Designation and in Section 17 of the 2014 Plan to ensure compliance with NASDAQ Listing Rule 5635(d). Every share of Series B Convertible Preferred Stock may be converted into two shares of Common Stock, after giving effect to the two-for-one stock dividend issued on December 22, 2014.

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

On October 10, 2014, the Company entered into an interest sale agreement with MedTech Development, LLC (“MedTech”) to acquire from MedTech 100% of the limited liability membership interests of OrthoPhoenix and TLIF as well as 100% of the shares of MedTech GmbH.  In connection with the transaction, the Company paid MedTech $1 million at closing and is obligated to pay $1 million on each of the following nine (9) month anniversary dates of the closing.  On July 16, 2015, the Company entered into a forbearance agreement (the “Agreement”) with MedTech Development, the holder of a Promissory Note issued by the Company, dated October 10, 2014. Pursuant to the Agreement, the term of the Note was extended to October 1, 2015 and the Note began accruing interest starting from May 13, 2015. In addition, the Company agreed to make certain mandatory prepayments under certain circumstances and issue to MedTech Development 200,000 shares of restricted common stock of the Company.  In accordance with ASC 470-50, the Company recorded this agreement as debt extinguishment and $654,000 was recorded as loss on debt extinguishment for the three and nine months ended September 30, 2015.  On October 23, 2015, the Company entered into Amendment No. 1 to the Forbearance Agreement (the “Amendment”) entered into with MedTech Development on July 16, 2015.  Pursuant to the Amendment, the due date of the Promissory Note was extended to October 23, 2016 in return for which the Company made a payment of $100,000 on October 23, 2015 and modified the terms under which the Company agreed to make mandatory prepayments under certain circumstances.  The acquired subsidiaries are also obligated to make certain additional payments to MedTech from recoveries following the receipt by the acquired subsidiaries of 200% of the purchase payments, plus recovery of out of pocket expenses in connection with patent claims. The participation payments may be paid, at the election of the Company, in common stock of the Company at the market price on the date of issuance.

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

On January 29, 2015, the Company and certain of its subsidiaries entered into a series of agreements including a Securities Purchase Agreement (the “Fortress Purchase Agreement”) and a Subscription Agreement with DBD Credit Funding, LLC (“DBD”), an affiliate of Fortress Credit Corp., pursuant to which the Company sold to the purchasers: (i) $15,000,000 original principal amount of Senior Secured Notes (the “Fortress Notes”), (ii) a right to receive a portion of certain proceeds from monetization net revenues received by the Company (after receipt by the Company of $15,000,000 of monetization net revenues and repayment of the Fortress Notes), (iii) a five-year warrant (the “Fortress Warrant”) to purchase 100,000 shares of the Company’s Common Stock exercisable at $7.44 per share, subject to adjustment; and (iv) 134,409 shares of the Company’s Common Stock.  Pursuant to the Fortress Purchase Agreement, as security for the payment and performance in full of the secured obligations, the Company and certain subsidiaries executed and delivered in favor of the purchasers a Security Agreement and a Patent Security Agreement, including a pledge of the Company’s interests in certain of its subsidiaries (together with the Fortress Purchase Agreement, the Fortress Notes and the Fortress Warrant, the “Fortress Documents”).  On February 12, 2015, the Company exercised its right to require the purchasers to purchase an additional $5,000,000 of notes from the Company.

On March 13, 2015, the Company settled a dispute with a former consultant whereby the Company issued the consultant 60,000 shares of Common Stock for a full release of all claims.

For the three months ended March 31, 2015, certain holders of warrants exercised their warrants to purchase, in cash, 5,000 shares of the Company’s Common Stock.

For the three months ended June 30, 2015, certain holders of options exercised their options to purchase, on a net exercise basis, 33,968 (net) shares of the Company’s Common Stock.

On July 16, 2015, the Company entered into a forbearance agreement (the “Agreement”) with MedTech Development, the holder of a Promissory Note issued by the Company, dated October 10, 2014. Pursuant to the Agreement, among other terms, the Company issues to MedTech Development 200,000 shares of restricted common stock of the Company.  In connection with this transaction, the Company valued the shares at the quoted market price on the date of grant at $3.27 per share or $654,000. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On August 14, 2015, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with Marathon Group SA, a Luxembourg société anonyme (“Holdco”) and Uniloc Luxembourg SA, a Luxembourg société anonyme (“Uniloc”), and Uniloc Corporation Pty. Limited, an Australian corporation (“Uniloc Australia”).  The Business Combination Agreement was subsequently terminated on February 23, 2016.

In a series of transactions, the Series B Convertible Preferred Stock associated with the GRQ Consulting Agreement was converted into shares of the Company’s Common Stock, with 183,330 shares of Series B Convertible Preferred Stock converted into Common Stock prior to September 30, 2015.

On September 21, 2015, the Company issued 150,000 shares of the Company’s Common Stock to Alex Partners, LLC and Del Mar Consulting Group, Inc. pursuant to a services agreement entered into on September 21, 2015.  In connection with this transaction, the Company valued the shares at the quoted market price on the date of grant at $2.23 per share or $334,500. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On October 20, 2015, the remaining 16,666 shares of Series B Convertible Preferred Stock associated with the GRQ Consulting Agreement was converted into 16,666 shares of the Company’s Common Stock.

On November 4, 2015, the Company issued 300,000 shares of the Company’s Common Stock to Dominion Harbor Group LLC (“Dominion”), pursuant to a settlement agreement entered into with Dominion on October 30, 2015.  In connection with this transaction, the Company valued the shares at the quoted market price on the date of grant at $1.71 per share or $513,000. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On December 9, 2015, the Company entered into an agreement with Melechdavid, Inc. (“Melechdavid”), pursuant to which the Company agreed to issue 100,000 shares of the Company’s Common Stock.  In connection with this transaction, the Company valued the shares at the quoted market price on the date of grant at $1.61 per share or $161,000. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and present the consolidated financial statements of the Company and its wholly owned and majority owned subsidiaries as of December 31, 2015.  In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management include, but are not limited to, estimating the useful lives of patent assets, the assumptions used to calculate fair value of warrants and options granted, goodwill and intangible assets impairment, realization of long-lived assets, valuation of Clouding IP earn out liability, deferred income taxes, unrealized tax positions and business combination accounting.

Cash

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. The Company’s accounts at this institution are insured, up to $250,000, by the Federal Deposit Insurance Corporation (“FDIC”). For the years ended December 31, 2015 and 2014, the Company’s bank balances exceeded the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Accounts Receivable

The Company has a policy of reserving for accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote.  At December 31, 2015 and 2014, the Company had recorded an allowance for bad debts in the amounts of $375,750 and $0, respectively.  Net accounts receivable at December 31, 2015 and 2014 were $136,842 and $216,997, respectively.

Concentration of Revenue and Geographic Area

Revenue from the Company’s patent enforcement activities is considered United States revenue as any payments for licenses included in that revenue are for United States operations irrespective of the location of the licensee’s or licensee’s parent home domicile.

Revenues from the five largest licenses in 2015 accounted for approximately 62% of the Company’s revenue for the year ended December 31, 2015 and revenue from the largest five licenses in 2014 accounted for approximately 88% of the Company’s revenues for the year ended December 31, 2014. The Company derived these revenues from the one-time issuance of non-recurring, non-exclusive, non-assignable licenses to two different entities and their affiliates for certain of the Company’s patents. While the Company has a growing portfolio of patents, at this time, the Company expects that a significant portion of its future revenues will be based on one-time grants of similar non-recurring, non-exclusive, non-assignable licenses to a relatively small number of entities and their affiliates. Further, with the expected small number of firms with which the Company enters into license agreements, and the amount and timing of such license agreements, the Company also expects that its revenues may be highly variable from one period to the next.

At the current time, we define customers as firms that obtain licenses to the Company’s patents, either prior to or during enforcement litigation. These firms generally enter into non-recurring, non-exclusive, non-assignable license agreements with the Company, and these customers do not generally engage on ongoing, recurring business activity with the Company.  The Company has historically had a small number of customers enter into such agreements, resulting in higher levels of revenue concentration.

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

Also, due to the fact that the settlement element and license element for past and future use are the Company’s major central business, the Company presents these two elements as one revenue category in its statement of operations. The Company does not expect to provide licenses that do not provide some form of settlement or release. Revenue from patent enforcement activities accounted for 100% of the Company’s revenues for the years ended December 31, 2015 and December 31, 2014.

Prepaid Expenses

Prepaid expenses of $338,598 and $438,391 at December 31, 2015 and 2014, respectively, consist primarily of costs paid for future services that will occur within a year. Prepaid expenses include prepayments in cash and in equity instruments for investor relations public relations services, business advisory, other consulting and prepaid insurance, all of which assets are being amortized over the terms of their respective agreements.

Bonds Posted With Courts

Under certain circumstances related to litigations in Germany, the Company is either required to or may decide to enter a bond with the courts.  During the years ended December 31, 2015 and December 31, 2014, the Company posted bonds in the amount of $1,748,311 and $1,946,196, respectively.  These bonds were entered into in Germany after the first instance of litigation of some of the Company’s patents in German courts and the difference in the balance of the litigation bonds at December 31, 2015 compared to December 31, 2014 is attributable solely to currency translation. With the resolution of the IP Liquidity cases, $523,835 is being returned to the Company during the first quarter of 2016.

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

On May 13, 2013, we entered into a six-year advisory services agreement (the “Advisory Services Agreement”) with IP Navigation Group, LLC, of which Erich Spangenberg is founder and former Chief Executive Officer.  Mr. Spangenberg is an affiliate of the Company. The terms of the Advisory Services Agreement provides that, in consideration for its services as intellectual property licensing agent, the Company will pay to IP Navigation Group, LLC between 10% and 20% of the gross proceeds of certain licensing campaigns in which IP Navigation Group, LLC acts as intellectual property licensing agent.

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

On November 11, 2013, we entered into a consulting agreement with Kairix pursuant to which we granted options to acquire 300,000 shares of Common Stock to Kairix in exchange for services. The options shall vest 33%, 33% and 34% on each annual anniversary of the date of the issuance. Craig Nard, a member of our Board of Directors at the time the Company entered into the agreement with Kairix, is a principal of Kairix. On June 18, 2014, the Company cancelled an option to purchase an aggregate amount of 300,000 shares of Common Stock provided to Kairix Analytics when the consulting agreement was terminated without any vesting having occurred.

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

On November 18, 2013, we entered into a consulting agreement with Jeff Feinberg (“Feinberg Agreement”), pursuant to which we agreed to grant Mr. Feinberg 100,000 shares of our restricted Common Stock, 50% of which shall vest on the one-year anniversary of the Feinberg Agreement and the remaining 50% of which shall vest on the second year anniversary of the Feinberg Agreement. Mr. Feinberg is the trustee of The Feinberg Family Trust and holds voting and dispositive power over shares held by The Feinberg Family Trust, which is a 10% beneficial owner of our Common Stock.

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

Pursuant to the DA Agreement, the Company acquired 100% of the limited liability company membership interests of Dynamic Advances, LLC, a Texas limited liability company, in consideration for: (i) two cash payments of $2,375,000, one payment due at closing and the other payment was due on or before June 30, 2014, with such second payment being subject to increase to $2,850,000 if not made on or before June 30, 2014; and (ii) 195,500 shares of the Company’s Series B Convertible Preferred Stock.  The remaining cash payment was made on April 1, 2015 and is fully paid.  Under the terms of the DA Agreement, TechDev and SFF are entitled to possible future payments for a maximum consideration of $250,000,000 pursuant to the Pay Proceeds Agreement described below.

Pursuant to the IP Liquidity Agreement, the Company acquired 100% of the limited liability company membership interests of IP Liquidity Ventures, LLC, a Delaware limited liability company, in consideration for: (i) two cash payments of $2,375,000, one payment due at closing and the other payment was due on or before June 30, 2014, with such second payment being subject to increase to $2,850,000 if not made on or before June 30, 2014; and (ii) 195,500 shares of the Company’s Series B Convertible Preferred Stock.  The remaining cash payment was made on April 1, 2015 and is fully paid.  Under the terms of the IP Liquidity Agreement, Granicus and SFF are entitled to possible future payments for a maximum consideration of $250,000,000 pursuant to the Pay Proceeds Agreement described below.

Pursuant to the Sarif Agreement, the Company acquired 100% of the limited liability company membership interests of Sarif Biomedical, LLC, a Delaware limited liability company, in consideration for two cash payments of $250,000, one payment due at closing and the other payment was due on or before June 30, 2014, with such second payment being subject to increase to $300,000 if not made on or before June 30, 2014.  The remaining cash payment was made on February 24, 2015 and is fully paid.  Under the terms of the Sarif Agreement, TechDev and SFF are entitled to possible future payments for a maximum consideration of $250,000,000 pursuant to the Pay Proceeds Agreement described below.

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

On June 17, 2014, Selene Communication Technologies Acquisition LLC (“Acquisition LLC”), a Delaware limited liability company and newly formed wholly-owned subsidiary of the Company, entered into a merger agreement with Selene Communication Technologies, LLC (“Selene”). Selene owns a patent portfolio consisting of three United States patents in the field of search and network intrusion that relate to tools for intelligent searches applied to data management systems as well as global information networks such as the internet. IP Nav will continue to support and manage the portfolio of patents and retain a contingent participation interest in all recoveries.  IP Nav provides patent monetization and support services under an existing agreement with Selene.

On August 29, 2014, the Company entered into a patent purchase agreement to acquire a portfolio of patents from Clouding IP, LLC for an aggregate purchase price of $2.4 million, of which $1.4 million was paid in cash and $1.0 million was paid in the form of a promissory note issued by the Company that matured on October 31, 2014 and was fully paid prior to the maturation date. The Company also issued 25,000 shares of its restricted common stock in connection with the acquisition. Clouding IP, LLC is also entitled to certain possible future cash payments. Clouding IP LLC is owned or controlled by Erich Spangenberg or family members or associates.

On October 10, 2014, the Company entered into an interest sale agreement with MedTech Development, LLC (“MedTech”) to acquire from MedTech 100% of the limited liability membership interests of OrthoPhoenix and TLIF as well as 100% of the shares of MedTech GmbH.  In connection with the transaction, the Company is obligated to pay to MedTech $1 million at closing and $1 million on each of the following nine (9) month anniversary dates of the closing.  On July 16, 2015, the Company entered into a forbearance agreement (the “Agreement”) with MedTech Development, the holder of a Promissory Note issued by the Company, dated October 10, 2014. Pursuant to the Agreement, the term of the Note was extended to October 1, 2015 and the Note began accruing interest starting from May 13, 2015. In addition, the Company agreed to make certain mandatory prepayments under certain circumstances and issue to MedTech Development 200,000 shares of restricted common stock of the Company.  In accordance with ASC 470-50, the Company recorded this agreement as debt extinguishment and $654,000 was recorded as loss on debt extinguishment for the three and nine months ended September 30, 2015.  On October 23, 2015, the Company entered into Amendment No. 1 to the Forbearance Agreement (the “Amendment”) entered into with MedTech Development on July 16, 2015.  Pursuant to the Amendment, the due date of the Promissory Note was extended to October 23, 2016 in return for which the Company made a payment of $100,000 on October 23, 2015 and modified the terms under which the Company agreed to make mandatory prepayments under certain circumstances.  The acquired subsidiaries are also obligated to make certain additional payments to MedTech from recoveries following the receipt by the acquired subsidiaries of 200% of the purchase payments, plus recovery of out of pocket expenses in connection with patent claims.  The participation payments may be paid, at the election of the Company, in common stock of Marathon at the market price on the date of issuance. In connection with the transaction, the Company entered into a promissory note, common interest agreement and in the event of issuance of common stock to MedTech, will enter into a lockup and registration rights agreement.  Approximately forty-five percent (45%) of MedTech is owned or controlled by Erich Spangenberg or family members or associates.

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

Clouding IP earn out liability was determined as a Level 3 liability, which requires fair assessment of fair value at each period end by using discounted cash flow as valuation technique using unobservable inputs, such as revenue and expenses forecasts, timing of proceeds, and discount rate. Based on reassessment of fair value as of December 31, 2015, the Company determined Clouding IP earn out liability as $33,646 for current portion and $3,281,238 as long-term portion, which resulted in gain from exchange in fair value adjustment of $6,317,116 for year ended December 31, 2015.  Further, the periodic reassessment resulted in non-routine impairment of Clouding patent intangible assets of $5,793,409 for the year ended December 31, 2015.

Under certain circumstances related to litigations in Germany, the Company is either required to or may decide to enter a bond with the courts. During the years ended December 31, 2015 and December 31, 2014, the Company posted bonds in the amount of $1,748,311 and $1,946,196, respectively. The Company adjusted the value as of December 31, 2014 of the bonds to reflect changes to the exchange rate between the Euro and the US Dollar.

Accounting for Acquisitions

In the normal course of its business, the Company makes acquisitions of patent assets and may also make acquisitions of businesses.  With respect to each such transaction, the Company evaluates facts of the transaction and follows the guidelines prescribed in accordance with ASC 805 — Business Combinations to determine the proper accounting treatment for each such transaction and then records the transaction in accordance with the conclusions reached in such analysis.  The Company performs such analysis with respect to each material acquisition within the consolidated group of entities.

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

Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for uncertain tax benefits.

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion and examination by a taxing authority without being legally extinguished. For tax position considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely that not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The federal and state income tax returns of the Company are subject to examination by the Internal Revenue Service and state taxing authorities, generally for three years after they were filed. The Company is in the process of filing the previous year’s tax returns. After review of the prior year financial statements and the results of operations through December 31, 2015, the Company has recorded a deferred tax asset in the amount of $12,437,741, from which the Company expects to realize benefits in the future, and an income tax payable of $0.

Basic and Diluted Net Loss per Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. The computation of diluted net loss per share does not include dilutive Common Stock equivalents in the weighted average shares outstanding, as they would be anti-dilutive. As of December 31, 2015, the Company has warrants to purchase 2,021,308 shares of Common Stock outstanding, options to purchase 3,383,267 shares of Common Stock outstanding, convertible notes convertible into 66,667 shares of Common Stock outstanding and 782,004 shares of Series B Convertible Preferred Stock convertible into 782,004 shares of Common Stock outstanding, all of which were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s net loss per share computation.

The following table sets forth the computation of basic and diluted loss per share on a GAAP basis:

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014
Net loss attributable to Common Shareholders	$(16,939,859)	$(3,153,615)

Denominator
Weighted Average Common Shares - Basic	14,208,787	11,660,879
Weighted Average Common Shares - Diluted	14,208,787	11,660,879

Earnings (Loss) per common share:
Earnings (Loss) - Basic	$(1.19)	$(0.27)
Earnings (Loss) - Diluted	$(1.19)	$(0.27)

Intangible Assets - Patents

Intangible assets include patents purchased and patents acquired in lieu of cash in licensing transactions.  The patents purchased are recorded based on the cost to acquire them and patents acquired in lieu of cash are recorded at their fair market value.  The costs of these assets are amortized over their remaining useful lives. Useful lives of intangible assets are periodically evaluated for reasonableness and the assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may no longer be recoverable.  The Company did not record any impairment charges to its intangible assets during the year ended December 31, 2014 and recorded impairment charges in the amount of $5,793,409 in its Clouding IP portfolio for the year ended December 31, 2015.

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

For the year ended December 31, 2015, the Company recorded no impairment charge to its goodwill, and for the year ended December 31, 2014, the Company recorded an impairment charge in the amount of $2,144,488 to the goodwill associated with CyberFone.

Impairment of Long-lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the ASC 360 “Property, Plant and Equipment”.  The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of long-lived assets may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows expected to be generated by the asset. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The Company did not record any impairment charges on its long-lived assets, except for patent intangible assets noted above, during the years ended December 31, 2015 and 2014.

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

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date. As stock-based compensation expense is recognized based on awards expected to vest, forfeitures are also estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the year ended December 31, 2015, the expected forfeiture rate was 10.3975%, which resulted in an expense of $28,663, recognized in the Company’s compensation expenses. There were no forfeitures for the year ended December 31, 2014.  The Company will continue to re-assess the impact of forfeitures if actual forfeitures increase in future quarters.

Reclassification

Certain prior year reported amounts have been reclassified to conform to the current year presentation. The reclassification did not have an impact on previously issued net income (loss) or Total Shareholders’ Equity.

Liquidity and Capital Resources

At December 31, 2015, we had approximately $2.6 million in cash and cash equivalents and a working capital deficit of approximately $12.2 million.

Based on the Company’s current revenue and profit projections, management is uncertain that the Company’s existing cash and accounts receivables will be sufficient to fund its operations through at least the next twelve months. If we do not meet our revenue and profit projections or the business climate turns negative, then we will need to:

•                       raise additional funds to support the Company’s operations; provided, however,there is no assurance that the Company will be able to raise such additional funds on acceptable terms, if at all. If the Company raises additional funds by issuing securities, existing stockholders may be diluted; and

•                       review strategic alternatives.

If adequate funds are not available, we may be required to curtail our operations or other business activities or obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain technologies or potential markets.

Recent Accounting Pronouncements

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes.  This update requires an entity to classify deferred tax liabilities and assets as noncurrent within a classified statement of financial position.  ASU 2015-17 is effective for annual and interim reporting periods beginning after December 15, 2016.  This update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  Early application is permitted as of the beginning of the interim or annual reporting period.  The Company adopted this standard for the annual period ending December 31, 2015.  The effect of adopting the new guidance on the balance sheet was not significant.

In September 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, or ASU 2015-16. This amendment requires the acquirer in a business combination to recognize in the reporting period in which adjustment amounts are determined, any adjustments to provisional amounts that are identified during the measurement period, calculated as if the accounting had been completed at the acquisition date. Prior to the issuance of ASU 2015-16, an acquirer was required to restate prior period financial statements as of the acquisition date for adjustments to provisional amounts.  The new standard for an annual reporting period beginning after December 15, 2017 with an earlier effective application is permitted only as of annual reporting periods beginning after December 15, 2016.  The new guidance is not expected to have significant impact on the Company’s consolidated financial statements,

In April 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other — Internal-Use Software; Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. Prior to this ASU, U.S. GAAP did not include explicit guidance about a customer’s accounting for fees paid in a cloud computing arrangement. Examples of cloud computing arrangements include software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements. This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license, in which case the customer should account for such license consistent with the acquisitions of other software licenses. If the cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The ASU does not change the accounting for service contracts. The new standard is effective for us on January 1, 2016 with early adoption permitted. We do not expect the adoption of ASU 2015-05 to have a significant impact on our consolidated financial statements.

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

NOTE 3 — ACQUISITIONS

CyberFone Systems, LLC

On April 22, 2013, Acquisition Corp., a Texas corporation and newly formed wholly-owned subsidiary of the Company entered into a merger agreement with CyberFone Systems, TechDev and Spangenberg Foundation.  TechDev and Spangenberg Foundation owned 100% of the membership interests of CyberFone Systems.

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

In addition to the payments described above, within thirty days following the end of each calendar quarter (commencing with the first full calendar quarter following the calendar quarter in which CyberFone Systems recovers $4 million from licensing or enforcement activities related to the patents), CyberFone Systems will be required to pay out a certain percentage of such recoveries.

The Company accounted for the acquisition utilizing the purchase method of accounting in accordance with ASC 805 “Business Combinations.” The Company is the acquirer for accounting purposes and CyberFone Systems is the acquired company.  Accordingly, the Company applied push—down accounting for the transaction and adjusted to fair value all of the assets and liabilities directly on the financial statements of the subsidiary.

The net purchase price paid by the Company was allocated to assets acquired and liabilities assumed on the records of the Company as follows:

Intangible assets	$1,135,512
Goodwill	2,144,488
Net purchase price	$3,280,000

Per the disclosure set forth above, the Company determined at September 30, 2014 that the goodwill was impaired and an impairment loss in the amount of $2,144,488 was charged to the consolidated statement of operations.

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

Dynamic Advances

Pursuant to the DA Agreement, the Company acquired 100% of the limited liability company membership interests of Dynamic Advances, LLC, a Texas limited liability company, in consideration for: (i) two cash payments totaling $5,225,000; and (ii) 391,000 shares of the Company’s Series B Convertible Preferred Stock.  Under the terms of the DA Agreement, TechDev and SFF are entitled to possible future payments for a maximum consideration of $250,000,000 pursuant to the Pay Proceeds Agreement described below. Dynamic Advances, LLC holds exclusive license to monetize certain patents owned by a third party.

On May 2, 2014, the Company issued TechDev and SFF a promissory note in order to evidence the second cash payment due under the terms of the DA Agreement in the amount of $2,375,000 due on or before September 30, 2014, with such amount due under the terms of the promissory note being subject to increase to $2,850,000 if the Company’s payment pursuant to the terms of the DA Agreement are not made on or before June 30, 2014. The Company did not make the payment prior to June 30, 2014 and the promissory note matured on September 30, 2014.  Effective September 30, 2014, TechDev and SFF extended the maturity to March 31, 2015 in return for a payment of $249,375, payable within thirty days. The payment for this extension of the maturity date was made on October 10, 2014 and the loan was paid off on April 1, 2015. The promissory note did not otherwise include any interest payable by the Company. Since the Company did not make the payment on the promissory note prior to June 30, 2014, the Company included in the consideration paid for Dynamic Advances the promissory note balance of $2,850,000.  Further, the Company had the Series B Convertible Preferred Stock valued by a third party firm that determined, based on the rights and privileges of the Series B Convertible Preferred Stock, that it was on par with the value of the Company’s Common Stock.  The total amount of consideration paid by the Company for Dynamic Advances, including capitalized costs associated with the purchase, was $6,653,078.

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

IP Liquidity

Pursuant to the IP Liquidity Agreement, the Company acquired 100% of the limited liability company membership interests of IP Liquidity Ventures, LLC, a Delaware limited liability company, in consideration for: (i) two cash payments totaling $5,225,000; and (ii) 391,000 shares of the Company’s Series B Convertible Preferred Stock.  Under the terms of the IP Liquidity Agreement, Granicus and SFF are entitled to possible future payments for a maximum consideration of $250,000,000 pursuant to the Pay Proceeds Agreement described below.  IP Liquidity Ventures, LLC holds contract rights to the proceeds from the monetization of certain patents owned by a number of third parties.

On May 2, 2014, the Company issued Granicus and SFF a promissory note in order to evidence the second cash payment due under the terms of the IP Liquidity Agreement in the amount of $2,375,000 due on or before September 30, 2014, with such amount due under the terms of the promissory note being subject to increase to $2,850,000 if the Company’s payment pursuant to the terms of the IP Liquidity Agreement are not made on or before June 30, 2014. The Company did not make the payment prior to June 30, 2014 and the promissory note matured on September 30, 2014.  Effective September 30, 2014, Granicus and SFF extended the maturity to March 31, 2015 in return for a payment of $249,375, payable within thirty days. The payment for this extension of the maturity date was made on October 10, 2014 and the loan was paid off on April 1, 2015. The promissory note did not otherwise include any interest payable by the Company. Since the Company did not make the payment on the promissory note prior to June 30, 2014, the Company included in the consideration paid for IP Liquidity the promissory note balance of $2,850,000. Further, the Company had the Series B Convertible Preferred Stock valued by a third party firm that determined, based on the rights and privileges of the Series B Convertible Preferred Stock that it was on par with the value of the Company’s Common Stock. The total amount of consideration paid by the Company for IP Liquidity, including capitalized costs associated with the purchase, was $6,653,078.

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

Sarif Biomedical

Pursuant to the Sarif Agreement, the Company acquired 100% of the limited liability company membership interests of Sarif Biomedical, LLC, a Delaware limited liability company, in consideration for two cash payments totaling $550,000.  Under the terms of the Sarif Agreement, TechDev is entitled to possible future payments for a maximum consideration of $250,000,000 pursuant to the Pay Proceeds Agreement described below. Sarif Biomedical, LLC holds ownership rights to certain patents.

On May 2, 2014, the Company issued TechDev a promissory note in order to evidence the second cash payment due under the terms of the Sarif Agreement in the amount of $250,000 due on or before September 30, 2014, with such amount due under the terms of the promissory note being subject to increase to $300,000 if the Company’s payment pursuant to the terms of the Sarif Agreement are not made on or before September 30, 2014. The Company did not make the payment prior to June 30, 2014 and the promissory note matured on September 30, 2014.  Effective September 30, 2014, TechDev extended the maturity to March 31, 2015 in return for a payment of $26,250, payable within thirty days. The payment for this extension of the maturity date was made on October 10, 2014 and the loan was paid off on February 24, 2015.  The promissory note did not otherwise include any interest payable by the Company. Since the Company did not make the payment on the promissory note prior to June 30, 2014, the Company included in the consideration paid for Dynamic Advances the higher principal amount of the promissory note. The total amount of consideration paid by the Company for Sarif Biomedical, including capitalized costs associated with the purchase, was $552,024.

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

Pursuant to a Registration Rights Agreement with the sellers (the “Acquisition Registration Rights Agreement”), the Company agreed to file a “resale” registration statement with the SEC covering at least 10% of the registrable shares of the Company’s Series B Convertible Preferred Stock issued to the sellers under the terms of the DA Agreement and the IP Liquidity Agreement, at any time on or after November 2, 2014 upon receipt of a written demand from the sellers which describes the amount and type of securities to be included in the registration and the intended method of distribution thereof.  The Company shall not be required to file more than three such registration statements not more than sixty days after the receipt of each such written demand from the sellers.

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

Pursuant to the terms of the Selene Interests Sale Agreement, Selene merged with and into Acquisition LLC with Selene surviving the merger as the wholly-owned subsidiary of the Company.  The Company (i) issued 200,000 shares of Common Stock to the Selene Sellers and (ii) paid the Selene Sellers $50,000 cash.  The Company valued these common shares at the fair market value on the date of grant at $4.90 per share or $980,000. The transaction resulted in a business combination and caused Selene to become a wholly-owned subsidiary of the Company.

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

Upon further evaluation, the total value of the earn-out liability was reduced, measured as of the acquisition date, to reflect certain underlying changes in the litigation schedule. Historical financial statements of Clouding and the pro forma condensed combined consolidated financial statements can be found on the Form 8-K/A filed with the SEC on November 12, 2014. The unaudited pro forma condensed combined consolidated financial statements are not necessarily indicative of the results that actually would have been attained if the merger had been in effect on the dates indicated or which may be attained in the future. Such statements should be read in conjunction with the historical financial statements of the Company.

Clouding IP earn out liability was determined as a Level 3 liability, which requires fair assessment of fair value at each period end by using discounted cash flow as valuation technique using unobservable inputs, such as revenue and expenses forecasts, timing of proceeds, and discount rate. Based on reassessment of fair value as of December 31, 2015, the Company determined Clouding IP earn out liability as $33,646 for current portion and $3,281,238 as long-term portion, which resulted in gain from exchange in fair value adjustment of $6,137,116 for year ended December 31, 2015.  Further, the periodic reassessment resulted in non-routine impairment of Clouding patent intangible assets of $5,793,409 for the year ended December 31, 2015.

TLI Communications LLC

On September 19, 2014, TLI Acquisition Corp (“TLIA”), a Virginia corporation and newly formed wholly-owned subsidiary of the Company, entered into an interest sale agreement to purchase 100% of the membership interests of TLI Communications LLC (“TLIC”), a Delaware limited liability company. TLIC owns a patent in the telecommunications field.

Pursuant to the terms of the TLIC Interests Sale Agreement, TLIC merged with and into TLIA with TLIC surviving the merger as the wholly-owned subsidiary of the Company.  The Company (i) agreed to issue 120,000 shares of Common Stock to the sellers of TLIC (“TLIC Sellers”), (ii) paid the TLIC Sellers $350,000 cash and (iii) agreed to pay the TLIC Sellers fifty percent (50%) of the net recoveries (gross revenues minus certain defined expenses and the cash portion of the acquisition consideration) that the Company makes with respect to the patent purchased pursuant to the acquisition of TLIC.  As of December 31, 2015, the Company accrued $1,401,844 for payment to the TLIC Sellers.  The Company valued the Common Stock at the fair market value on the date of the Interests Sale Agreement at $6.815 per share or $818,000. The cash portion of the consideration was outstanding at September 30, 2014 and was subsequently paid in October. The transaction resulted in a business combination and caused TLIC to become a wholly-owned subsidiary of the Company.

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

Medtech Entities

On October 13, 2014, Medtech Group Acquisition Corp (“Medtech Corp.”), a Texas corporation and newly formed wholly-owned subsidiary of the Company, entered into an interest sale agreement to purchase 100% of the equity or membership interests of OrthoPhoenix, LLC (“OrthoPhoenix”), a Delaware limited liability company, TLIF, LLC (“TLIF”) and MedTech Development Deutschland GmbH (“MedTech GmbH” and along with OrthoPhoenix and TLIF, the “Medtech Entities”) from MedTech Development, LLC (“MedTech Development”). The Medtech Entities own patents in the medical technology field.

Pursuant to the terms of the Interest Sale Agreement between MedTech Development, Medtech Corp. and the Medtech Entities, the Company (i) paid MedTech Development $1,000,000 cash and (ii) issue a Promissory Note to MedTech Development in the amount of $9,000,000 and (iii) assumed existing debt payable to Medtronics, Inc.  The assumed debt payable to Medtronics was renegotiated, as a result of which, the outstanding amount was $6.25 million prior to any repayment by the Company. The debt is due in installments through July 20, 2015; in the event that the Company paid the total amount due by June 30, 2015, the Company would have received a reduction in the remaining principal owed by the Company in the amount of $750,000. Since the Company expected to make the payment by that time when it entered into the agreement, the Company took a discount to the principal amount during the fourth quarter of 2014 when it made the acquisition.  However, since the Company did not actually make the payment of the final principal amount by June 30, 2015, the Company reversed the earlier discount as of June 30, 2015. The transaction resulted in a business combination and caused the Medtech Entities to become wholly-owned subsidiaries of the Company..

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

Pursuant to the terms of the BATO PPA, the Company agreed to pay BATO (i) $3.5 million in two increments shortly after the execution of the document and (ii) an additional $7.5 million in the event that the Company funds the German court bond requirement to put an injunction in place. The Company has not made the first payment to BATO pending further potential amendments to the BATO PPA.

The Company accounted for the acquisition as an asset acquisition in accordance with ASC 805 “Business Combinations”.  The Company engaged a third party valuation firm to determine the fair value of the assets purchased, which determined that the fair value of the assets was in excess of the purchase consideration, so the Company booked the assets at the purchase consideration of $11 million.

On November 15, 2015, the Company and its wholly-owned subsidiary, IP Liquidity, entered into a Memorandum of Understanding with BATO and IPNav pursuant to which BATO acknowledged that IP Liquidity was entitled to certain fees under an Advisory Services Agreement dated December 3, 2012.  In addition, (i) the parties further agreed to terminate the agreement and (ii) terminate the BATO PPA entered into between Bridgestone and the Company on April 23, 2015, as amended.  In connection with the termination of the agreement and the BATO PPA, as of November 15, 2015, the Company removed notes payable in the amount of $10,000,000 and $9,068,504 in patent assets from the Company’s books and records, and in connection with the termination of the agreement, the Company removed $2,451,550 in patents assets from the Company’s books and records.

NOTE 4 - DISCONTINUED OPERATIONS

None

NOTE 5 — INTANGIBLE ASSETS

Intangible assets include patents purchased and patents acquired in lieu of cash in licensing transactions. Patents purchased are recorded based at their acquisition cost and patents acquired in lieu of cash are recorded at their fair market value. Intangible assets consisted of the following:

	December 31, 2015	December 31, 2014
Intangible Assets	$41,014,992	$49,914,360
Accumulated Amortization & Impairment	(15,557,353)	(6,550,528)
Intangible assets, net	$25,457,639	$43,363,832

Intangible assets are comprised of patents with estimated useful lives between approximately 1 to 13 years. Once placed in service, the Company amortizes the costs of intangible assets over their estimated useful lives on a straight-line basis. Costs incurred to acquire patents, including legal costs, are also capitalized as long-lived assets and amortized on a straight-line basis with the associated patent. Amortization of patents is included as an operating expense as reflected in the accompanying consolidated statements of operations. The Company assesses fair market value for any impairment to the carrying values.  Management concluded that there was impairment to the carrying value in the amount of $5,793,409 for the year ended December 31, 2015 and no impairment for the year ended December 31, 2014.

Amortization and depreciation expense for the years ended December 31, 2015 and 2014 was $10,825,164 and $5,528,280, respectively.  Future amortization of current intangible assets, net is as follows:

2016	$7,495,068
2017	5,312,559
2018	3,715,236
2019	2,879,831
2020	2,143,028
2021 and thereafter	3,911,917
Total	$25,457,639

Since November 2012, the Company has continued to add to its intangible assets, through either the purchase of intangible asset directly or purchasing entities holding intangible assets. During the years ended December 31, 2015 and December 31, 2014, the Company made the following intangible asset acquisitions:

•                 In May 2014, we acquired ownership rights of Dynamic Advances, LLC, a Texas limited liability company, IP Liquidity Ventures, LLC, a Delaware limited liability company, and Sarif Biomedical, LLC, a Delaware limited liability company, all of which hold patent portfolios or contract rights to the revenue generated from the patent portfolios;

•                 In June 2014, we acquired Selene Communication Technologies, LLC, which holds multiple patents in the search and network intrusion field;

•                 In August 2014, we acquired patents from Clouding IP LLC, with such patents related to network and data management technology;

•                 In September 2014, we acquired TLI Communications, which owns a single patent in the telecommunication field;

•                 In October 2014, we acquired three patent portfolios from MedTech Development, LLC, which owns medical technology patents; and

•                 In April 2015, we purchased 43 patents from Bridgestone Americas Tire Operations LLC (“BATO”), with such patents related to automobile tire pressure monitoring systems, with such purchase terminated and reversed on November 15, 2015.

NOTE 6 - STOCKHOLDERS’ EQUITY

On December 7, 2011, the Company increased its authorized capital to 200,000,000 shares of Common Stock from 75,000,000 shares, changed the par value to $0.0001 per share from $.001 per share, and authorized new 100,000,000 shares of preferred stock, par value $0.0001 per share.

On June 24, 2013, the reverse stock split ratio of one-for-thirteen basis was approved by the Board of Directors. On July 18, 2013, the Company filed a Certificate of Amendment to its Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada in order to effectuate a reverse stock split of the Company’s issued and outstanding common stock, par value $0.0001 per share on a one-for-thirteen basis.

On November 19, 2014, the Board of Directors of the Company declared a stock dividend pursuant to which holders of the Company’s Common Stock as of the close of business of the record date of December 15, 2014 received one additional share of Common Stock at the close of business on December 22, 2014 for each share of Common Stock held by such holders. Throughout this Annual Report, all share and per share values for all periods presented in the accompanying consolidated financial statements are retroactively restated for the effect of the reverse stock split and stock dividend.

Preferred Stock

On May 1, 2014, the Company issued 2,047,158 shares of Series A Convertible Preferred Stock and warrants to purchase an aggregate of 511,790 shares of Common Stock in a private placement to accredited investors. All of the Series A Convertible Preferred Stock was automatically converted pursuant to the terms of the Series A Convertible Preferred Stock Certificate of Designation during the year ended December 31, 2014. The exercise price of the warrants is $3.75, after giving effect to the two-for-one stock dividend issued on December 22, 2014. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act by virtue of the provisions of Section 4(a)(2) and Regulation D (Rule 506) thereunder, and the corresponding provisions of state securities laws.

On May 2, 2014, the Company issued an aggregate of 782,000 shares of Series B Convertible Preferred Stock valued at $2,807,380 to acquire IP Liquidity Ventures, LLC, Dynamic Advances, LLC and Sarif Biomedical, LLC. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On September 17, 2014, the Company entered into a consulting agreement (the “Consulting Agreement”) with GRQ Consultants, Inc. (“GRQ”), pursuant to which GRQ shall provide certain consulting services including, but not limited to, advertising, marketing, business development, strategic and business planning, channel partner development and other functions intended to advance the business of the Company. As consideration, GRQ shall be entitled to 200,000 shares of the Company’s Series B Convertible Preferred Stock, 50% of which vested upon execution of the Consulting Agreement, and 50% of which shall vest in six (6) equal monthly installments of commencing on October 17, 2014. The first tranche of 100,000 shares of Series B Convertible Preferred Stock was issued to GRQ on October 6, 2014. An aggregate of 150,000 shares of Series B Convertible Preferred Stock for a value of $1,103,581 was issued in 2014 and 50,000 shares of Series B Convertible Preferred Stock for a value of $345,334 was issued in 2015. In addition, the Consulting Agreement allows for GRQ to receive additional shares of Series B Convertible Preferred Stock upon the achievement of certain performance benchmarks.  No milestones were met and no additional shares were issued in 2015.  All shares of Series B Convertible Preferred Stock issuable to GRQ shall be pursuant to the 2014 Plan (as defined below) . The Consulting Agreement contains an acknowledgement that the conversion of the preferred stock into shares of the Company’s Common Stock is precluded by the beneficial ownership blockers set forth in the Series B Convertible Preferred Stock Certificate of Designation and in Section 17 of the 2014 Plan to ensure compliance with NASDAQ Listing Rule 5635(d).

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

On April 17, 2013, the Company executed a consulting agreement with a consultant pursuant to a twelve-month consulting agreement for business advisory services. Pursuant to the terms of the agreement, the consultant shall receive a retainer of $5,000 per month. Additionally, the Company shall issue to the consultant 61,538 shares of Common Stock of which, 15,384 shares vest immediately and the remaining 46,154 shares vested over a 12-month period.

In connection with the acquisition of CyberFone Systems, the Company (i) issued 923,076 shares of Common Stock to the CyberFone sellers.  The Company valued these common shares at the fair market value on the date of grant at $2.47 per share or $2,280,000.

On May 22, 2013, the Company executed a one-year consulting agreement with a consultant for business advisory and capital restructuring services. The Company granted 46,154 post-split shares of Common Stock in connection with this consulting agreement and was valued at fair market value on the date of grant at approximately $2.925 post-split per share. The Company recorded the total consideration of $135,000 as prepaid expense and amortized $78,750 during 2013 and the remaining balance was amortized during 2014.

On May 31, 2013, the Company sold an aggregate of 1,999,996 units (the “Units”) representing gross proceeds to the Company of $5,200,000 to certain accredited investors (the “Investors”) pursuant to a securities purchase agreement (the “Securities Purchase Agreement”).  Each Unit was subscribed for a purchase price of $2.60 per Unit and consists of: (i) one share (the “Shares”) of the Company’s Common Stock and (ii) a three-year warrant to purchase half a share of the Common Stock at an exercise price of $3.25 per share, subject to adjustment upon the occurrence of certain events such as stock splits and stock dividends and similar events. The Company paid placement agent fees of $170,000 to two broker-dealers in connection with the sale of the Units, of which $30,000 was previously paid by the Company as a retainer.

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

Pursuant to a Registration Rights Agreement with the Investors, the Company has agreed to file a “resale” registration statement with the Securities and Exchange Commission (“SEC”) covering the Shares and the Common Stock underlying the Warrants within 45 days of the final closing date of the sale of Units (the “Filing Date”) and to maintain the effectiveness of such registration statement. The Company has agreed to use its best efforts to have the initial registration statement declared effective within 120 days of the Filing Date (or within 135 days of the Filing Date in the event that the registration statement is subject to full review by the SEC) (the “Effectiveness Date”). If (i) a registration statement is (A) not filed with the SEC on or before the Filing Date or (B) not declared effective by the SEC on or before the Effectiveness Date, (ii) other than during an allowable grace period, sales cannot be made pursuant to the registration statement or the prospectus contained therein is not available for use for any reason or (iii) the Company fails to file with the SEC any required reports under the Exchange, then, the Company shall pay to the Investors an amount in cash equal to one percent (1%) of such Investor’s purchase price every thirty (30) days.  Notwithstanding the foregoing, however, the Company shall not be obligated to pay any such liquidated damages if the Company is unable to fulfill its registration obligations as a result of rules, regulations, positions or releases issued or actions taken by the SEC pursuant to its authority with respect to “Rule 415”, provided the Company registers at such time the maximum number of shares of Common Stock permissible upon consultation with the staff of the SEC.

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

On June 28, 2013, the Company executed one-year consulting agreements with two consultants for investor communications and public relation services. The Company granted an aggregate of 134,616 shares of Common Stock in connection with these consulting agreements, which shares were valued at fair market value on the date of grant at approximately $2.275 post-split per share for aggregate value of $306,251. In connection with the issuance of these common shares, the Company recorded prepaid stock-based consulting of $306,256 and amortized $153,128 during the year ended December 31, 2013, with the balance amortized during 2014.

On July 25, 2013, the Company granted 8,760 shares of Common Stock for legal services rendered. In connection with this transaction, the Company valued the shares at the fair market value on the date of grant at $3.425 per share or $30,000.

On July 29, 2013, the Company converted legal fees of $29,620 into 11,392 units of securities. Each unit was subscribed for a purchase price of $2.60 per unit and consists of: (i) one share of the Company’s Common Stock and (ii) a three-year warrant to purchase half a share of the Common Stock  at an exercise price of $3.25 per share, subject to adjustment upon the occurrence of certain events such as stock splits and stock dividends and similar events.

In August 2013, the Company sold an aggregate of 307,692 units representing gross proceeds to the Company of $800,000 to certain accredited investors pursuant to a securities purchase agreement. Each unit was subscribed for a purchase price of $2.60 per unit and consists of: (i) one share of the Company’s Common Stock and (ii) a three-year warrant to purchase half a share of the Common Stock at an exercise price of $3.25 per share, subject to adjustment upon the occurrence of certain events such as stock splits and stock dividends and similar events. Additionally, the Company paid placement agent fees of $35,029 and legal fees of $42,375 in connection with the sale of units.

On September 19, 2014, the Company authorized the issuance of 60,000 shares of Common Stock to the sellers of TLI Communications LLC. The Company valued the Common Stock at the fair market value on the date of the Interests Sale Agreement at $13.63 per share or $818,000. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering.

On November 13, 2013, the Company acquired four US patents in consideration for 300,000 restricted shares of the Company’s Common Stock. The restricted shares shall be subject to forfeiture rights for the benefit of the Company in the event no enforcement action is effected by the lapse of the enforcement period as defined in the patent purchase agreement. In connection with this transaction, the Company valued the shares at the fair market value on the date of grant at $2.395 per share or $718,500. The shares were issued on April 22, 2014.

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

On January 29, 2015, the Company issued 134,409 shares of the Company’s Common Stock to DBD Credit Funding, LLC (“DBD”), an affiliate of Fortress Credit Corp., pursuant to the Fortress transaction.

On March 13, 2015, the Company settled a dispute with a former consultant whereby the Company issued the consultant 60,000 shares of Common Stock for a full release of all claims.

For the three months ended March 31, 2015, certain holders of warrants exercised their warrants to purchase, in cash, 5,000 shares of the Company’s Common Stock.

For the three months ended June 30, 2015, certain holders of options exercised their options to purchase, on a net exercise basis, 33,968 (net) shares of the Company’s Common Stock.

In a series of transactions, the Series B Convertible Preferred Stock associated with the GRQ Consulting Agreement was converted into shares of the Company’s Common Stock, with 183,330 shares of Series B Convertible Preferred Stock converted into Common Stock prior to September 30, 2015.

On September 21, 2015, the Company issued 150,000 shares of the Company’s Common Stock to Alex Partners, LLC and Del Mar Consulting Group, Inc., pursuant to a services agreement entered into on September 21, 2015.  In connection with this transaction, the Company valued the shares at the quoted market price on the date of grant at $2.23 per share or $334,500. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On October 20, 2015, 16,666 shares of Series B Convertible Preferred Stock associated with the GRQ Consulting Agreement was converted into 16,666 shares of the Company’s Common Stock.

On November 4, 2015, the Company issued 300,000 shares of the Company’s Common Stock to Dominion Harbor Group LLC (“Dominion”), pursuant to a settlement agreement entered into with Dominion on October 30, 2015.  In connection with this transaction, the Company valued the shares at the quoted market price on the date of grant at $1.71 per share or $513,000. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On December 9, 2015, the Company entered into an agreement with Melechdavid, Inc. (“Melechdavid”), pursuant to which the Company agreed to issue 100,000 shares of the Company’s Common Stock.  In connection with this transaction, the Company valued the shares at the quoted market price on the date of grant at $1.61 per share or $161,000. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

Common Stock Warrants

During the year ended December 31, 2015, the Company issued warrants to purchase 100,000 shares of Common Stock in connection with financings, warrants for 5,000 shares of Common Stock were exercised and warrants for 0 shares of Common Stock were forfeited in accordance with the terms of the underlying agreements. During the year ended December 31, 2015, the Company recorded stock based compensation expense of $3,465 in connection with the vested warrants associated with one warrant-based compensatory grant. At December 31, 2015, there was a total of $0 of unrecognized compensation expense related to future recognition of warrant-based compensation arrangements.

As of December 31, 2015, the Company had warrants outstanding to purchase 2,021,308 shares of Common Stock with a weighted average remaining life of 0.87 years. A summary of the status of the Company’s outstanding stock warrants and changes during the period then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Balance at December 31, 2014	1,926,308	$4.10	1.55
Granted	100,000	$7.44	4.08
Cancelled	—	—	—
Forfeited	—	—	—
Exercised	5,000	$3.75	—
Balance at December 31, 2015	2,021,308	4.27	0.87

Warrants exercisable at December 31, 2015	2,021,308
Weighted average fair value of warrants granted during the period		$3.19

Common Stock Options

On November 14, 2012, the Company entered into an employment agreement with Doug Croxall (the “Croxall Employment Agreement”), whereby Mr. Croxall agreed to serve as Company’s Chief Executive Officer for a period of two years. Mr. Croxall received a ten-year option award to purchase an aggregate of 307,692 shares of the Company’s Common Stock with an exercise price of $3.25 per share, subject to adjustment, which shall vest in 24 equal monthly installments on each monthly anniversary of the date of the Croxall Employment Agreement. The options were valued on the grant date at approximately $3.12 per option or a total of $968,600 using a Black-Scholes option pricing model with the following assumptions: stock price of $3.25 per share (based on the recent selling price of the Company’s Common Stock at private placements), volatility of 192%, expected term of 5 years, and a risk free interest rate of 0.61%.

On January 28, 2013, the Company entered into an employment agreement with John Stetson, the Company’s Chief Financial Officer and Secretary (the “Stetson Employment Agreement”) whereby Mr. Stetson agreed to serve as the Company’s Chief Financial Officer for a period of one year, subject to renewal. Mr. Stetson received a ten-year option award to purchase an aggregate of 76,924 shares of the Company’s Common Stock with an exercise price of $3.25 per share, subject to adjustment, which shall vest in three (3) equal annual installments on the beginning on the first annual anniversary of the date of the Stetson Employment Agreement, provided Mr. Stetson is still employed by the Company.

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

Pursuant to the Independent Director Agreement between the Company and each of Mr. Nard and Mr. Rosellini dated March 8, 2013, each director was granted a five-year stock option to purchase an aggregate of 15,384 shares of the Company’s Common Stock, with a strike price based on the closing price of the Company’s Common Stock on March 8, 2013 as reported by the OTC Bulletin Board or an exercise price of $3.25 per share. The options shall vest as follows: 33% the first anniversary hereof; 33% on the second anniversary and 34% on the third anniversary, and shall be subject to the Company’s stock plan as in effect from time to time, including any claw-back and termination provisions therein. The option agreements shall provide for cashless exercise features. Such agreement shall be terminated upon resignation or removal of Mr. Nard and Mr. Rosellini as members of our Board of Directors. Mr. Nard resigned from the Company’s Board of Directors in April 2014 and on July 18, 2014, the Company issued a total of 7,608 shares of Common Stock to Mr. Nard pursuant to the exercise of vested stock options.

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

On November 11, 2013, we entered into a three-year consulting agreement with Kairix Analytics, Ltd.  (“Kairix”) (the “Kairix Agreement”), pursuant to which we agreed to grant to Kairix an option to purchase 600,000 shares of the Company’s Common Stock at an exercise price of $2.85 per share, reflecting the closing price of the Company’s Common Stock on the date of grant.  The option has a term of five (5) years and vests 33% on each of the first and second anniversaries and 34% on the third anniversary of the Kairix Agreement.  The Company has valued the option at $984,447 using the Black-Scholes option pricing model with the following assumptions:  an expected life of two and one-half years; volatility of 100% and a risk-free interest rate of 0.65%.  In addition, Kairix will be entitled to receive either 2% or 5% of the net revenue derived from the enforcement of patents by either the Company or its subsidiaries and resulting from work performed by Kairix on behalf of the Company, with the percentage applied to be based on the contribution made to the generation of the revenue by Kairix, as further described in the Kairix Agreement.  No net revenues were ever paid to Kairix as the consulting agreement was terminated without any work being performed by Kairix.  Mr. Craig Nard, one of the principals of Kairix, was a member of our Board of Directors at the time the Company entered into the agreement with Kairix. On June 18, 2014, the Company cancelled an option to purchase an aggregate amount of 600,000 shares of Common Stock provided to Kairix Analytics when the consulting agreement was terminated without any vesting having occurred.

On November 18, 2013, we entered into Amendment No. 1 to the Croxall Employment Agreement with our Chief Executive Officer and Chairman, Doug Croxall.  As part of Amendment No. 1, we granted Mr. Croxall a ten-year stock options to purchase an aggregate of 200,000 shares of our Common Stock, with an exercise price of $2.965 per share, reflecting the closing price of our Common Stock on the date of grant, and vesting in twenty-four (24) equal installments on each monthly anniversary date of the grant.  The Company has valued the option grant at $442,692 using the Black-Scholes option pricing model with the following assumptions:  an expected life of five years; volatility of 100%; and a risk-free rate of 1.33%.

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

On May 14, 2014, the Company issued existing employees, ten-year options to purchase an aggregate of 80,000 shares of the Company’s Common Stock with an exercise price of $4.165 per share, subject to adjustment, which shall vest in three (3) annual installments, with 33% vesting on the first anniversary of the date of grant, 33% on the second anniversary of the date of grant and 34% on the third anniversary of the date of grant. The options were valued based on the Black-Scholes model, using the strike and market prices of $4.165 per share, life of 6.5 years, volatility of 63% based on the closing price of the 50 trading sessions immediately preceding the grant and a discount rate as published by the Federal Reserve of 1.97%.

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

On May 15, 2014, the Company entered into an executive employment agreement with Francis Knuettel II (“Knuettel Agreement”) pursuant to which Mr. Knuettel would serve as the Company’s Chief Financial Officer. As part of the consideration, the Company agreed to grant Mr. Knuettel a ten-year stock option to purchase an aggregate of 290,000 shares of Common Stock, with a strike price of $4.165 per share, vesting in thirty-six (36) equal installments on each monthly anniversary of the date of the Knuettel Agreement. The option was valued based on the Black-Scholes model, using the strike and market prices of $4.165 per share, life of 6.5 years, volatility of 63% based on the closing price of the 50 trading sessions immediately preceding the grant and a discount rate as published by the Federal Reserve of 1.97%.

On June 15, 2014, the Company issued to a consultant a five-year stock option to purchase an aggregate of 40,000 shares of the Company’s Common Stock with an exercise price of $5.05 per share, subject to adjustment, which shall vest in twenty-four (24) each monthly installments on each monthly anniversary date of the grant. The options were valued based on the Black-Scholes model, using the strike and market prices of $5.05 per share, life of 3.25 years, volatility of 50% based on the closing price of the 50 trading sessions immediately preceding the grant and a discount rate as published by the Federal Reserve of 1.05%.

On August 29, 2014, the Company entered into an executive employment agreement with Daniel Gelbtuch (“Gelbtuch Agreement”) pursuant to which Mr. Gelbtuch would serve as the Company’s Chief Marketing Officer. As part of the consideration, the Company agreed to grant Mr. Gelbtuch ten-year stock options to purchase an aggregate of 290,000 shares of Common Stock, with a strike price of $5.62 per share, vesting in thirty-six (36) equal installments on each monthly anniversary of the date of the Gelbtuch Agreement. Mr. Gelbtuch’s employment with the Company was terminated as of January 20, 2015 and the vested shares at that time remain available for Mr. Gelbtuch to exercise. The option was valued based on the Black-Scholes model, using the strike and market prices of $5.62 per share, life of 6.5 years, volatility of 62% based on the average volatility of comparable companies over the prior 10-year period and a discount rate as published by the Federal Reserve of 1.95%.

On September 16, 2014, the Company issued its independent board members five-year options to purchase an aggregate of 60,000 shares of the Company’s Common Stock with an exercise price of $7.445 per share, subject to adjustment, which shall vest monthly over twelve (12) months commencing on the date of grant. The options were valued based on the Black-Scholes model, using the strike and market prices of $7.445 per share, life of three years, volatility of 49% based on the average volatility of comparable companies over the prior 5-year period and a discount rate as published by the Federal Reserve of 1.04%.

On October 31, 2014, the Company entered into an executive employment agreement with Enrique Sanchez (“Sanchez Agreement”) pursuant to which Mr. Sanchez would serve as the Company’s Senior Vice President of Licensing. As part of the consideration, the Company agreed to grant Mr. Sanchez a ten-year stock option to purchase an aggregate of 160,000 shares of Common Stock, with a strike price of $6.40 per share, vesting in thirty-six (36) equal installments on each monthly anniversary of the date of the Sanchez Agreement. The options were valued based on the Black-Scholes model, using the strike and market prices of $6.40 per share, an expected term of 5.75 years, volatility of 53% based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve of 1.78%.

On October 31, 2014, the Company entered into an executive employment agreement with Umesh Jani (“Jani Agreement”) pursuant to which Mr. Jani would serve as the Company’s Chief Technology Officer and SVP of Licensing. As part of the consideration, the Company agreed to grant Mr. Jani a ten-year stock option to purchase an aggregate of 100,000 shares of Common Stock, with a strike price of $6.40 per share, vesting in thirty-six (36) equal installments on each monthly anniversary of the date of the Jani Agreement. The options were valued based on the Black-Scholes model, using the strike and market prices of $6.40 per share, an expected term of 5.75 years, volatility of 53% based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve of 1.78%.

On October 31, 2014, the Company issued to existing employees, ten-year options to purchase an aggregate of 680,000 shares of the Company’s Common Stock with an exercise price of $6.40 per share, subject to adjustment, which shall vest in twenty-four (24) equal installments on each monthly anniversary. The options were valued based on the Black-Scholes model, using the strike and market prices of $6.40 per share, an expected term of 5.75 years, volatility of 53% based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve of 1.78%.

On October 31, 2014, the Company issued to a consultant, a five-year option to purchase an aggregate of 30,000 shares of the Company’s Common Stock with an exercise price of $6.40 per share, subject to adjustment, which shall vest in twenty-four (24) equal installments on each monthly anniversary of the grant. The options were valued based on the Black-Scholes model, using the strike and market prices of $6.40 per share, an expected term of 3.25 years, volatility of 49% based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve of 1.03%.

On February 5, 2015 the Company issued to a consultant, a five-year option to purchase an aggregate of 25,000 shares of the Company’s Common Stock with an exercise price of $6.80 per share, subject to adjustment, which shall vest in twenty-four (24) equal installments on each monthly anniversary of the grant. The options were valued based on the Black-Scholes model, using the strike and market prices of $6.80 per share, an expected term of 3.25 years, volatility of 47% based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve of 0.92%.

On March 6, 2015 the Company issued to a new board member a five-year option to purchase an aggregate of 20,000 shares of the Company’s Common Stock with an exercise price of $7.37 per share, subject to adjustment, which shall vest in twelve (12) equal installments on each monthly anniversary of the grant. The options were valued based on the Black-Scholes model, using the strike and market prices of $7.37 per share, an expected term of 3.0 years, volatility of 41% based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve of 1.16%.

On March 18, 2015 the Company issued to a new board member a five-year option to purchase an aggregate of 20,000 shares of the Company’s Common Stock with an exercise price of $6.61 per share, subject to adjustment, which shall vest in twelve (12) equal installments on each monthly anniversary of the grant. The options were valued based on the Black-Scholes model, using the strike and market prices of $6.61 per share, an expected term of 3.0 years, volatility of 41% based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve of 0.92%.

On April 7, 2015 (the “Effective Date”), the Company entered into a consulting agreement (the “Consulting Agreement”) with Richard Chernicoff, a member of the Company’s Board of Directors, pursuant to which Mr. Chernicoff shall provide certain services to the Company, including serving as the interim General Counsel and interim General Manager of commercial product commercialization development. Pursuant to the terms of the Consulting Agreement, Mr. Chernicoff shall receive a monthly retainer of $27,000 and a ten-year stock option to purchase 280,000 shares of the Company’s Common Stock pursuant to the Company’s 2014 Equity Incentive Plan (the “2014 Plan). The stock options shall have an exercise price of $6.76 per share, the closing price of the Company’s common stock on the date immediately prior to the Board of Directors approval of such stock options and the options shall vest as follows: 25% of the option shall vest on the 12 month anniversary of the Effective Date and thereafter 2.083% on the 21st day of each succeeding calendar month for the following twelve months, provided Mr. Chernicoff continues to provide services (in addition to as a member of the Company’s Board of Directors) at the time of vesting. The option shall be subject in all respects to the terms of the 2014 Plan. Notwithstanding anything herein to the contrary, the remainder of the option shall be subject to the following as an additional condition of vesting: (A) options to purchase 70,000 shares of the Company’s common stock under the option shall not vest at all unless the price of the Company’s common stock while Mr. Chernicoff continues as an officer and/or director reaches $8.99 and (B) options to purchase 70,000 shares of the Company’s common stock under the option shall not vest at all unless the price of the Company’s common stock while Mr. Chernicoff continues as an officer and/or director reaches $10.14.  For valuation purposes, the options were divided into two parts — the time-based vesting component and the performance-based vesting component. The time-based vesting component was valued based on the Black-Scholes model, using the strike and market prices of $6.76 per share, an expected term of 6.25 years, volatility of 53% based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve of 1.53%. The performance-based vesting component was valued based on the Monte Carlo Simulation model, using the strike and market prices of $6.76 per share, an expected term of 10.0 years, volatility of 61% based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve of 1.89%.

On September 16, 2015, the Company issued its independent board members ten-year options to purchase an aggregate of 80,000 shares of the Company’s Common Stock with an exercise price of $2.03 per share, subject to adjustment, which shall vest monthly over twelve (12) months commencing on the date of grant. The options were valued based on the Black-Scholes model, using the strike and market prices of $2.03 per share, an expected term of 5.5 years, volatility of 47% based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve of 1.72%.

On October 14, 2015, the Company issued certain of its employees ten-year options to purchase an aggregate of 385,000 shares of the Company’s Common Stock with an exercise price of $1.86 per share, subject to adjustment, which shall vest monthly over twenty-four (24) months commencing on the date of grant. The options were valued based on the Black-Scholes model, using the strike and market prices of $1.86 per share, an expected term of 6.5 years, volatility of 49% based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve of 1.57%.

On October 14, 2015, the Company issued certain of its consultants ten (10) year options to purchase an aggregate of 70,000 shares of the Company’s Common Stock with an exercise price of $1.86 per share, subject to adjustment, which shall vest monthly over twenty-four (24) months commencing on the date of grant. The options were valued based on the Black-Scholes model, using the strike and market prices of $1.86 per share, an expected term of 6.5 years, volatility of 49% based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve of 1.57%.

At December 31, 2015, there was a total of $2,856,485 of unrecognized compensation expense related to non-vested option-based compensation arrangements entered into during the year.

A summary of the stock options as of December 31, 2015 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
Balance at December 31, 2014	3,017,690	$4.64	7.77
Granted	880,000	$3.81	9.21
Cancelled	—	$—	—
Forfeited	480,455	$5.56	—
Exercised	33,968	$3.25	—
Balance at December 31, 2015	3,383,267	$4.25	7.11

Options Exercisable at December 31, 2015	1,925,963
Options expected to vest	1,457,304
Weighted average fair value of options granted during the period		$1.48

Stock options outstanding at December 31, 2015 as disclosed in the above table have $0 in intrinsic value at the end of the period.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Office Lease

In October 2013, the Company entered into a net-lease for its current office space in Los Angeles, California.  The lease commenced on May 1, 2014 and has a term of seven years, which term expires on April 30, 2021, with monthly lease payments escalating each year of the lease.  In addition, to paying a deposit of $7,564 and the monthly base lease cost, the Company is required to pay its pro rata share of operating expenses and real estate taxes.  Under the terms of the lease, the Company will not be required to pay rent for the first five months but must remain in compliance with the terms of the lease to continue to maintain that benefit.  In addition, the Company has a one-time option to terminate the lease in the 42nd month of the lease.  Minimum future lease payments under this lease at December 31, 2015, net of the rent abatement, for the next five years are as follows:

2016	68,244
2017	71,288
2018	74,540
2019	77,872
Thereafter	108,840
Total	$400,784

The leases for the properties maintained in Alexandria, Virginia and Longview, Texas are month-to-month and can be cancelled upon thirty days’ notice.

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

The following table presents the current and deferred provision (benefit) for income taxes for the years ended December 31, 2015:

	2015	2014
Current:
Federal	(28,000)	—
State	48,188	—
Foreign	—	—
	$20,188	$—
Deferred:
Federal	(6,046,674)	(3,942,754)
State	(1,171,260)	(824,804)
Foreign	(958,702)	(184,751)
	(8,176,636)	(4,952,309)
	$(8,156,448)	$(4,952,309)

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate for the years ended December 31, 2015 and 2014.

	2015	2014
Tax benefit computed at “expected” statutory rate	$(8,533,296)	$(2,742,728)
State income taxes, net of benefit	(818,432)	(48,135)
Permanent differences :	—
Deemed Dividend	—	432,307
Stock based compensation and consulting	738,904	581,216
Transaction Cost	208,481
Other permanent differences	247,895	2,535
Timing differences	—
Amortization of patents and other	—	—
Change in valuation allowance	—	(3,177,504)
Net income tax benefit	$(8,156,448)	$(4,952,309)

The table below summarizes the differences between the Companies’ effective tax rate and the statutory federal rate as follows for the years ended December 31, 2015 and 2014:

	2015	2014

Computed “expected” tax expense (benefit)	-34.00%	(34.00)%
State income taxes	(3.26)%	(0.60)%
Permanent differences	4.75%	12.60%
Timing differences	—%	—%
Change in valuation allowance	—%	(39.39)%

Effective tax rate	(32.51)%	(61.39)%

The Company has a deferred tax asset, which is summarized as follows at December 31:

	2015	2014
Deferred tax assets:
Total deferred tax assets	$12,437,741	$4,789,293
Total deferred tax liabilities	(1,044,997)	(1,823,884)
Less: valuation allowance	—	—
Net deferred tax asset	$11,392,744	$2,965,409

The Company does not have any taxable income in carryback years in which net operating losses (“NOLs”) can be carried back to. At December 31, 2015, the Company did not have any taxable temporary differences that will reverse and generate taxable income and was still in a cumulative loss position. Based on all the available information, including tax planning strategies and future forecast, the Company believes that it is more likely than not that the net deferred tax assets will be realized; therefore, valuation allowance is not needed.

As of December 31, 2015, the Company had NOL carry-forwards for federal and state purposes of approximately $21.6 million and $20.2 million, respectively, which will begin to expire in 2032. The utilization of NOL and credit carry-forwards may be limited under the provisions of the Internal Revenue Code (“IRC”) Section 382 and similar state provisions. IRC Section 382 generally imposes an annual limitation on the amount of NOL carry-forwards that may be used to offset taxable income where a corporation has undergone significant changes in stock ownership. The Company has not analyzed whether an ownership change has taken place that could limit the utilization of NOL. An analysis may be required at the time the Company begins utilizing any of its net operating losses to determine if there is an IRC Section 382 limitation.

As of December 31, 2015 and 2014, the Company does not increase or decrease liability for unrecognized tax benefit. As of December 31, 2015 and 2014 the Company did not increase or decrease penalties or interest in connection with liability for unrecognized tax benefit. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. The Company files U.S. and state income tax returns with varying statutes of limitations. The 2011 through 2014 tax years generally remain subject to examination by federal and state tax authorities.

The Company has not recognized a deferred tax liability on foreign earnings that it has declared as indefinitely reinvested. This amount may become taxable upon repatriation of assets from the subsidiaries or a sale or liquidation of the subsidiaries.  The amount of earnings designated as indefinitely reinvested offshore is based upon our expectations of the future cash needs of the Company’s foreign entities.

NOTE 9 — SUBSEQUENT EVENTS

On February 22, 2016, Marathon Group SA, a Luxembourg société anonyme, Uniloc Luxembourg, S.A., a Luxembourg société anonyme, Uniloc Corporation Pty. Limited, an Australian company limited by shares ACN 058 043 744, and Marathon Patent Group, Inc., a Nevada corporation, entered into a Termination Agreement terminating the Business Combination Agreement dated August 14, 2015 by and among the parties set forth above.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2015, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to our limited internal audit function, our Disclosure Controls were not effective as of December 31, 2015, such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework in the 2013 COSO framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2015, management identified material weaknesses related to (i) our internal audit functions and (ii) a lack of segregation of duties within accounting functions. Accordingly, management concluded that our internal controls over financial reporting were not effective as of December 31, 2015.

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

We believe that the foregoing steps if implemented, will help remediate the material weakness identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate. Due to the nature of this material weakness in our internal control over financial reporting, there is more than a remote likelihood that misstatements which could be material to our annual or interim financial statements could occur that would not be prevented or detected.

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

Changes in Internal Control over Financial Reporting.

During the year ended December 31, 2015, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors and significant employees as of the date of this Report:

Name and Address	Age	Date First Elected or Appointed	Position(s)
Doug Croxall	47	November 14, 2012	Chief Executive Officer and Chairman
Francis Knuettel II	49	May 15, 2014	Chief Financial Officer
James Crawford	41	March 1, 2013	Chief Operating Officer
Umesh Jani	41	October 31, 2014	Chief Technology Officer and SVP of Licensing
Enrique Sanchez Jr.	39	November 3, 2014	Executive Vice President of Licensing and IP Counsel
Richard S. Chernicoff	50	March 6, 2015	Director
Edward Kovalik	41	April 15, 2014	Director
William Rosellini	36	March 8, 2013	Director
Richard Tyler	58	March 18, 2015	Director

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

Doug Croxall - Chief Executive Officer and Chairman

Mr. Croxall, 47, has served as the Chief Executive Officer and Founder of LVL Patent Group LLC, a privately owned patent licensing company since 2009.  From 2003 to 2008, Mr. Croxall served as the Chief Executive Officer and Chairman of FirePond, a software company that licensed configuration pricing and quotation software to Fortune 1000 companies. Mr. Croxall earned a Bachelor of Arts degree in Political Science from Purdue University in 1991 and a Master of Business Administration from Pepperdine University in 1995.  Mr. Croxall was chosen as a director of the Company based on his knowledge of and relationships in the patent acquisition and monetization business.

Francis Knuettel II - Chief Financial Officer

Prior to joining the Company, Mr. Knuettel, 49, was Managing Director and CFO for Greyhound IP LLC, an investor in patent litigation expenses for patents enforced by small firms and individual inventors. Since 2007 he has been the Managing Member of Camden Capital LLC, a company focused on the monetization of patents Mr. Knuettel acquired in 2007. From 2007 through 2013, Mr. Knuettel served as the Chief Financial Officer of IP Commerce, Inc. and from 2005 through 2007, Mr. Knuettel served as the CFO of InfoSearch Media, Inc., a publicly traded company. From 2000 through 2004, Mr. Knuettel was at Internet Machines Corporation, a fables semiconductor company located in Los Angeles, where he served on the Board of Directors and held several positions, including Chief Executive Officer and Chief Financial Officer. From 2008 through 2011, Mr. Knuettel was a member of the Board of Directors and Chairman of the Audit Committee for Firepond, Inc., a publicly traded producer of CPQ software systems and currently sits on the Board of Directors of Spindle Inc, a publicly traded provider of unified commerce solutions for electronic payments for small and medium sized businesses. Mr. Knuettel received his BA with honors in Economics from Tufts University and holds an MBA in Finance and Entrepreneurial Management from The Wharton School at the University of Pennsylvania.

James Crawford - Chief Operating Officer

Mr. Crawford, 41, was a founding member of Kino Interactive, LLC, and of AudioEye, Inc. Mr. Crawford’s experience as an entrepreneur spans the entire life cycle of companies from start-up capital to compliance officer and director of reporting public companies. Prior to his involvement as Chief Operating Officer of the Company, Mr. Crawford served as a director and officer of Augme Technologies, Inc. beginning March 2006, and assisted the company in maneuvering through the initial challenges of acquisitions executed by the company through 2011 that established the company as a leading mobile marketing company in the United States. Mr. Crawford is experienced in public company finance and compliance functions. He has extensive experience in the area of intellectual property creation, management and licensing. Mr. Crawford also served on the board of directors Modavox and Augme Technologies, and as founder and managing member of Kino Digital, Kino Communications, and Kino Interactive.

Umesh Jani - Chief Technology Officer and SVP of Licensing

Mr. Jani, 41, manages various aspects of portfolio evaluation and licensing. Mr. Jani has extensive experience in patent monetization, strategic analysis, investment strategy and technology. Prior to joining the Company, from 2012 through 2014, Mr. Jani was Vice President and joint-CTO at IP Navigation Group, LLC (IPNav). His responsibilities at IPNav included intake analysis as well as campaign execution and management. Prior to joining IPNav, Mr. Jani was a critical part of several successful patent licensing campaigns where he provided strategic as well as technical guidance. He has worked as a systems engineer with broadband communications as well as display and image processing groups at a prestigious multi-national company where he was elected to the technical ladder in recognition of his technical contributions and leadership skills. Mr. Jani is also a registered patent agent, holds a master’s degree in electrical engineering with specialization in communications and signal processing, and a bachelor’s degree in electronics and telecommunications.

Enrique Sanchez Jr — Executive Vice President of Licensing and IP Counsel

As the Executive Vice President of Licensing and IP Counsel, Mr. Sanchez, 39, is responsible for implementing and managing the Company’s monetization campaigns. Previously, from 2013 through 2014, he was a Director at IP Navigation Group, LLC, where he successfully assisted his clients in monetizing their patent portfolios, including formulating and executing monetization strategies, negotiating patent licenses, managing litigation and prosecution counsel, and performing diligence on patent portfolios.  His legal experience includes patent litigation and patent prosecution in the fields of semiconductors, medical devices, power electronics, mobile devices, telecommunication systems and signal processing systems.  He also has several years of experience working as an electrical engineer at companies such as Raytheon and SAIC, where he developed algorithms and systems to satisfy customer requirements. Mr. Sanchez served as a Cryptologic Officer in the United States Navy Reserve at Space and Naval Warfare Systems Command and Naval Security Group.  Mr. Sanchez earned a J.D. from Texas Wesleyan University School of Law and a B.S. in Electrical Engineering with a minor in Mathematics from New Mexico State University. Mr. Sanchez is a member of the National Order of Barristers and the Honorable Barbara M.G. Lynn American Inn of Court.

Richard S. Chernicoff — Director

Richard Chernicoff, 50, has served as a director of Unwired Planet, Inc. since March 2014. Prior to joining the board of directors of Unwired Planet, Inc., Mr. Chernicoff was President of Tessera Intellectual Property Corp. from July 2011 to January 2013. Mr. Chernicoff was President of Unity Semiconductor Corp. from December 2009 to July 2011. Prior to that, Mr. Chernicoff was with San Disk from 2003 to 2009 where as Senior Vice President, Business Development, Mr. Chernicoff was responsible for mergers and acquisitions and intellectual property matters. Previously, Mr. Chernicoff was a mergers and acquisitions partner in the Los Angeles office of Brobeck, Phleger & Harrison LLP from 2001 to 2003, and Mr. Chernicoff was a corporate lawyer in the Los Angeles office of Skadden, Arps, Slate, Meagher & Flom LLP from 1995 to 2000. From 1993 to 1995 Mr. Chernicoff was a member of the staff of the United States Securities and Exchange Commission in Washington D.C.. Mr. Chernicoff began his career as a certified public accountant with Ernst & Young. Mr. Chernicoff has a B.S. in Business Administration from California State University Northridge and received a J.D. from St. John’s University School of Law. The Board believes Mr. Chernicoff’s qualifications to sit on the Board of Directors include his significant experience with mergers and acquisitions, intellectual property (acquisition, licensing and litigation) and leadership of business organizations.

Edward Kovalik — Director

Edward Kovalik, 41, is the Chief Executive Officer and Managing Partner of KLR Group, which he co-founded in 2012. KLR Group is an investment bank specializing in the Energy sector. Mr. Kovalik manages the firm and focuses on structuring customized financing solutions for the firm’s clients. He has over 16 years of experience in the financial services industry. Prior to founding KLR, Mr. Kovalik was Head of Capital Markets at Rodman & Renshaw, and headed Rodman’s Energy Investment Banking team. Prior to Rodman, from 1999 to 2002, Mr. Kovalik was a Vice President at Ladenburg Thalmann & Co, where he focused on private placement transactions for public companies. Mr. Kovalik serves as a director on the board of River Bend Oil and Gas.

William Rosellini - Director

William Rosellini, 35, is Founder and Chairman of Microtransponder Inc. and Rosellini Scientific, LLC. Dr. Rosellini previously served as the founding CEO of Microtransponder from 2006 to 2012 and Lexington Technology Group in 2012. During his tenures as CEO he has raised nearly $30M in venture funding and $10M in National Institutes of Health (“NIH”) grants. Dr. Rosellini has been named a MTBC Tech Titan and a GSEA Entrepreneur of the Year and has testified to Congress on the importance of non-dilutive funding for inventors and researchers. Dr. Rosellini holds a BA in economics from the University of Dallas, a J.D. from Hofstra Law, an MBA and MS of Accounting from the University of Texas, a MS of Computational Biology from Rutgers, a MS of Regulatory Science from USC and a MS of Neuroscience from University of Texas. The Board of Directors has determined that Dr. Rosellini’s medical technology expertise and industry knowledge and experience will make him a valuable member of the Board of Directors.

Richard Tyler - Director

Richard Tyler, Age 58, has a background in private equity, venture capital and mergers and acquisitions. He has been serving as a Managing Director of Vulano Group, a leading technology and intellectual property development company since 2007. Prior to Vulano Group, he founded M2P Capital, LLC, a Denver based private equity firm, where he has served as partner since 2002. Prior to forming M2P Capital, he was a partner in Taleria Ventures, a venture firm engaged in early stage investing and start-up management. In 1988, he founded BACE Industries; a company that executed buy and build strategies in the manufacturing, distribution, business services and technology industries. In addition, he serves as a director and adviser to numerous private companies and is a director of The American Institute for Avalanche Research and Education, Colorado Outward Bound School and The American Mountain Guides Association. He graduated from the Colorado College in 1980 with a BA degree. The Board of Directors believes Mr. Tyler’s qualifications to sit as a member on the Board of Directors includes his significant experience with mergers and acquisitions, intellectual property (acquisition, licensing and litigation) and leadership of business organizations.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and also to other employees.   Our Code of Business Conduct and Ethics can be found on the Company’s website at www.marathonpg.com.

Family Relationships

There are no family relationships between any of our directors, executive officers or directors.

Involvement in Certain Legal Proceedings

During the past ten years, none of our officers, directors, promoters or control persons have been involved in any legal proceedings as described in Item 401(f) of Regulation S-K.

Term of Office

The Company instituted a staggered Board at the annual stockholders meeting held on September 16, 2014, whereat individual Members of the Board of Directors were elected into specific classes defining the termination of their terms.  As such, Mr. Kovalik serves until the 2018 annual meeting of stockholders, Mr. Rosellini serves until the 2016 annual meeting of stockholders and Mr. Croxall serves until the 2017 annual meeting of stockholders.  Mr. Chernicoff, who replaced Mr. Smith on the Board, serves until the 2016 annual meeting of stockholders. Mr. Tyler, who replaced Mr. Stetson on the Board, serves until the 2018 annual meeting of stockholders.

Director Independence

Mr. Richard Tyler, Mr. Edward Kovalik and Dr. William Rosellini are “independent” directors based on the definition of independence in the listing standards of the NASDAQ Stock Market LLC (“NASDAQ”).

Committees of the Board of Directors

Audit Committee

The Audit Committee has authority to review our financial records, engage with our independent auditors, recommend policies with respect to financial reporting to the Board of Directors and investigate all aspects of the our business. The members of the Audit Committee are Mr. Edward Kovalik, Mr. William Rosellini and Mr. Richard Tyler. All members of the Audit Committee currently satisfy the independence requirements and other established criteria of NASDAQ.

Compensation Committee

The Compensation Committee oversees our executive compensation and recommends various incentives for key employees to encourage and reward increased corporate financial performance, productivity and innovation. The members of the Compensation Committee are Mr. Edward Kovalik, Mr. William Rosellini and Mr. Richard Tyler. All members of the Compensation Committee currently satisfy the independence requirements and other established criteria of NASDAQ.

Nominating Committee

The Nominating and Corporate Governance Committee identifies and nominates candidates for membership on the Board of Directors, oversees Board of Directors’ committees, advises the Board of Directors on corporate governance matters and ay related matters required by the federal securities laws.  The members of the Nominating Committee are Mr. Edward Kovalik, Mr. William Rosellini and Mr. Richard Tyler. All members of the Nominating Committee currently satisfy the independence requirements and other established criteria of NASDAQ.

Charters for all three committees are available on our website at www.marathonpg.com.

Changes in Nominating Procedures

None.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of Exchange Act requires our executive officers and directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, statements of changes in beneficial ownership and annual statement of changes in beneficial ownership with respect to their ownership of the Company’s securities, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our Company with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act and without conducting any independent investigation of our own, we believe that with respect to the fiscal year ended December 31, 2015, our officers and directors, and all of the persons known to us to beneficially own more than 10% of our common stock filed all required reports on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2015 and 2014 awarded to, earned by or paid to our executive officers. The value attributable to any option awards and stock awards reflects the grant date fair values of stock awards calculated in accordance with FASB Accounting Standards Codification Topic 718. As described further in Note 6 — Stockholders’ Equity - Common Stock Options to our consolidated year-end financial statements, the assumptions made in the valuation of these option awards and stock awards is set forth therein.

Name and Principal Position	Year	Salary	Bonus Awards	Stock Awards	Option Awards	Non-Equity Plan Compensation	Nonqualified Deferred Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Doug Croxall	2015	496,200	575,000	—	137,095	—	—	—	1,208,295
CEO and Chairman	2014	480,000	180,000	—	958,298	—	—	—	1,618,298
Francis Knuettel II (1)	2015	250,000	215,000	—	91,396	—	—	—	556,396
CFO & Secretary	2014	154,376	93,750	—	1,051,847	—	—	—	1,299,973
James Crawford	2015	185,002	18,700	—	31,989	—	—	—	235,691
COO	2014	185,002	61,975	—	331,313	—	—	—	578,290
Enrique Sanchez (2)	2015	220,833	25,000	—	45,698	—	—	—	291,531
IP Counsel & SVP of Licensing	2014	35,833	28,500	—	572,649	—	—	—	636,982
Umesh Jani (3)	2015	225,000	43,500	—	45,698	—	—	—	314,198
CTO, SVP of Licensing	2014	37,500	—	—	453,445	—	—	—	490,945
Richard Chernicoff (4)	2015	255,500	12,500	—	709,492	—	—	—	977,492
Interim General Counsel	2014	—	—	—	—	—	—	—	—
Daniel Gelbtuch (5)	2015	12,196	—	—	—	—	—	22,494	34,690
Former CMO	2014	34,690	—	—	976,599	—	—	—	1,011,289
Richard Raisig (6)	2015	—	—	—	—	—	—	—	—
Former CFO	2014	89,747	—	—	—	—	—	—	89,747
John Stetson (7)	2015	20,678	6,250	—	—	—	—	—	26,928
Former EVP, Secretary, CFO	2014	100,000	37,500	—	463,177	—	—	—	600,677

(1) Francis Knuettel II was appointed as Chief Financial Officer on May 15, 2014.

(2) Enrique Sanchez was appointed as the Senior Vice President of Licensing of the Company on November 3, 2014.

(3) Umesh Jani was appointed as the Chief Technology Officer and SVP of Licensing of the Company on October 31, 2014.

(4) Richard Chernicoff was appointed as the Interim General Counsel on April 7, 2015 in addition to his responsibilities as a Director.

(5) Daniel Gelbtuch was appointed as the Chief Marketing Officer on September 9, 2014 and he ceased to serve effective January 20, 2015.

(6) Richard Raisig was appointed as Chief Financial Officer on December 3, 2013 and resigned on April 25, 2014.

(7) John Stetson was appointed as President, Chief Operating Officer and a director on June 26, 2012. On November 14, 2012, John Stetson resigned as the Company’s President and Chief Operating Officer and was re-appointed as the Chief Financial Officer and Secretary on January 28, 2013. Mr. Stetson ceased to serve as Chief Financial Officer, effective December 3, 2013 when we appointed Mr. Richard Raisig as our Chief Financial Officer, effective December 3, 2013. Mr. Stetson served as interim Chief Financial Officer from April 25, 2014 through May 15, 2014 and remained an Executive Vice President and Secretary through his resignation on February 6, 2014.

Employment Agreements

On November 14, 2012, we entered into an employment agreement with Doug Croxall (the “Croxall Employment Agreement”), whereby Mr. Croxall agreed to serve as our Chief Executive Officer for a period of two years, subject to renewal, in consideration for an annual salary of $350,000 and an Indemnification Agreement. Additionally, under the terms of the Croxall Employment Agreement, Mr. Croxall shall be eligible for an annual bonus if we meet certain criteria, as established by the Board of Directors, subject to standard “claw-back rights” in the event of any restatement of any prior period earnings or other results as from which any annual bonus shall have been determined.  As further consideration for his services, Mr. Croxall received a ten-year option award to purchase an aggregate of 307,692 shares of our common stock with an exercise price of $3.25 per share, which shall vest in twenty-four (24) equal monthly installments on each monthly anniversary of the date of the Croxall Employment Agreement. On November 18, 2013, we entered into Amendment No. 1 to the Croxall Employment Agreement (“Amendment”). Pursuant to the Amendment, the term of the Croxall Agreement shall be extended to November 14, 2017, and Mr. Croxall’s annual base salary shall be increased to $480,000, subject to a 3% increase every year, commencing on November 14, 2014.

On January 28, 2013, we entered into an employment agreement with John Stetson, our Chief Financial Officer and Secretary (the “Stetson Employment Agreement”) whereby Mr. Stetson agreed to serve as our Chief Financial Officer for a period of one year, subject to renewal, in consideration for an annual salary of $75,000.  Additionally, Mr. Stetson shall be eligible for an annual bonus if we meet certain criteria, as established by the Board of Directors, subject to standard “claw-back rights” in the event of any restatement of any prior period earnings or other results as from which any annual bonus shall have been determined.  As further consideration for his services, Mr. Stetson received a ten-year option award to purchase an aggregate of 76,923 shares of our common stock with an exercise price of $3.25 per share, which shall vest in three (3) equal annual installments on the beginning on the first annual anniversary of the date of the Stetson Employment Agreement, provided Mr. Stetson is still employed by us. In the event of Mr. Stetson’s termination prior to the expiration of his employment term under his employment agreement, unless he is terminated for Cause (as defined in the Stetson Employment Agreement), or in the event Mr. Stetson resigns without Good Reason (as defined in the Stetson Employment Agreement), we shall pay to him a lump sum in an amount equal to the sum of his (i) base salary for the prior 12 months plus (ii) his annual bonus amount during the prior 12 months.  On February 6, 2015, our Board of Director’s accepted Mr. Stetson’s resignation from his position of Executive Vice President and Secretary and with no continuing obligation by the Company pursuant the Stetson Employment Agreement.

On March 1, 2013, Mr. James Crawford was appointed as our Chief Operating Officer. Pursuant to the employment agreement with Mr. Crawford dated March 1, 2013 (“Crawford Employment Agreement”). Mr. Crawford shall serve as our Chief Operating Officer for two years. The Crawford Employment Agreement shall be automatically renewed for successive one year periods thereafter. Mr. Crawford shall be entitled to a base salary at an annual rate of $185,000, with such upward adjustments as shall be determined by the Board of Directors in its sole discretion. Mr. Crawford shall also be entitled to an annual bonus if we meet or exceed criteria adopted by the Compensation Committee of the Board of Directors for earning bonuses. Mr. Crawford shall be awarded five-year stock options to purchase an aggregate of 76,923 shares of our common stock, with a strike price based on the closing price of our common stock on March 1, 2013, vesting in twenty-four (24) equal installments on each monthly anniversary of March 1, 2013, provided Mr. Crawford is still employed by us on each such date.

On November 18, 2013, we entered into a two-year executive employment agreement with Richard Raisig (“Raisig Agreement”), pursuant to which Mr. Raisig shall serve as our Chief Financial Officer, effective December 3, 2013. Pursuant to the terms of the Raisig Agreement, Mr. Raisig shall receive a base salary at an annual rate of $250,000and an annual bonus up to 100% of Mr. Raisig’s base salary as determined by the Compensation Committee of the Board of Directors. As further consideration for Mr. Raisig’s services, we agreed to issue Mr. Raisig ten-year stock options to purchase an aggregate of 230,000 shares of common stock, with a strike price of $2.85 per share, vesting in twenty-four (24) equal installments on each monthly anniversary of the date of the Raisig Agreement, provided Mr. Raisig is still employed by us on each such date.  On April 25, 2014, our Board of Directors accepted Mr. Raisig’s resignation from his position of Chief Financial Officer.

On May 15, 2014, we entered into a three-year executive employment agreement with Francis Knuettel II (“Knuettel Employment Agreement”), pursuant to which Mr. Knuettel will serve as the Chief Financial Officer of the Company, effective May 15, 2014. Pursuant to the terms of the Knuettel Employment Agreement, Mr. Knuettel shall receive a base salary at an annual rate of $250,000 and an annual bonus up to 75% of Mr. Knuettel’s base salary as determined by the Compensation Committee of the Board of Directors. As further consideration for Mr. Knuettel’s services, the Company agreed to issue Mr. Knuettel ten-year stock options to purchase an aggregate of 290,000 shares of common stock, with a strike price of $4.165 per share, vesting in thirty-six (36) equal installments on each monthly anniversary of the date of the Knuettel Employment Agreement, provided Mr. Knuettel is still employed by the Company on each such date.

On September 9, 2014, we entered into a three-year executive employment agreement with Daniel Gelbtuch (“Gelbtuch Employment Agreement”) pursuant to which Mr. Gelbtuch shall serve as the Company’s Chief Marketing Officer. Pursuant to the terms of the Employment Agreement, Mr. Gelbtuch shall receive a base salary at an annual rate of $230,000.00 and an additional $2,000.00 monthly remote operating expense. Mr. Gelbtuch shall be entitled to incentive compensation up to 80% of Mr. Gelbtuch’s base salary as determined by the Compensation Committee of the Company. As further consideration for Mr. Gelbtuch’s services, the Company agreed to issue Mr. Gelbtuch ten year stock options outside of the Company’s 2012 Equity Incentive Plan to purchase an aggregate of 290,000 shares of common stock, with an exercise price of $5.62 per share, which was the closing price on the day the Board of Directors approved such grant. The options shall vest in thirty-six (36) equal installments on each monthly anniversary of the date of the Gelbtuch Employment Agreement, provided Mr. Gelbtuch is still employed by the Company on each such date. On January 20, 2015, Mr. Gelbtuch and the Company mutually agreed that Mr. Gelbtuch would cease to serve, effective immediately, as the Company’s Chief Marketing Officer.

On October 31, 2014, we entered into a two-year executive employment agreement with Umesh Jani (“Jani Employment Agreement”) pursuant to which Mr. Jani shall serve as the Company’s Chief Technology Officer and SVP Licensing. Pursuant to the terms of the Jani Employment Agreement, Mr. Jani shall receive a base salary at an annual rate of $225,000 and an annual incentive compensation of up to 100% of the base salary, as determined by the Compensation Committee. As further consideration for Mr. Jani’s services, the Company agreed to issue him ten-year stock options under the Company’s 2014 Equity Incentive Plan to purchase an aggregate of 100,000 shares of common stock, with an exercise price of $6.40 per share. The options shall vest in thirty-six (36) equal installments on each monthly anniversary of the date of the Jani Employment Agreement, provided Mr. Jani is still employed by the Company on each such date.

On November 3, 2014, we entered into a two-year executive employment agreement (“Sanchez Employment Agreement”) with Rick Sanchez, effective October 31, 2014, pursuant to which Mr. Sanchez shall serve as the Company’s Senior Vice President of Licensing. Pursuant to the terms of the Sanchez Employment Agreement, Mr. Sanchez shall receive a base salary at an annual rate of $215,000 and an annual incentive compensation of up to 100% of the base salary, as determined by the Compensation Committee. As further consideration for Mr. Sanchez’s services, the Company agreed to issue him ten-year stock options under the Company’s 2014 Equity Incentive Plan to purchase an aggregate of 160,000 shares of common stock, with an exercise price of $6.40 per share. The options shall vest in thirty-six (36) equal installments on each monthly anniversary of the date of the Sanchez Employment Agreement, provided Mr. Sanchez is still employed by the Company on each such date.

On April 7, 2015 (the “Chernicoff Effective Date”), the Company entered into a consulting agreement (the “Consulting Agreement”) with Richard Chernicoff, a member of the Company’s Board of Directors, pursuant to which Mr. Chernicoff shall provide certain services to the Company, including serving as the interim General Counsel and interim General Manager of commercial product commercialization development. Pursuant to the terms of the Consulting Agreement, Mr. Chernicoff shall receive a monthly retainer of $27,000 and a ten (10) year stock option to purchase 280,000 shares of the Company’s common stock (the “Award”) pursuant to the Company’s 2014 Equity Incentive Plan. The stock options shall have an exercise price of $6.76 per share, the closing price of the Company’s common stock on the date immediately prior to the Board of Directors approval of such stock options and the options shall vest as follows: 25% of the Award shall vest on the twelve month anniversary of the Effective Date and thereafter 2.083% on the 21st day of each succeeding calendar month for the following twelve months, provided Mr. Chernicoff continues to provide services (in addition to as a member of the Company’s Board of Directors) at the time of vesting. The Award shall be subject in all respects to the terms of the 2014 Plan Equity Incentive Plan. Notwithstanding anything herein to the contrary, the remainder of the Award shall be subject to the following as an additional condition of vesting: (A) options to purchase 70,000 shares of the Company’s common stock under the Award shall not vest at all unless the price of the Company’s common stock while Mr. Chernicoff continues as an officer and/or director reaches $8.99 and (B) options to purchase 70,000 shares of the Company’s common stock under the Award shall not vest at all unless the price of the Company’s common stock while Mr. Chernicoff continues as an officer and/or director reaches $10.14.

Directors’ Compensation

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2015 and 2014 awarded to, earned by or paid to our directors. The value attributable to any warrant awards reflects the grant date fair values of stock awards calculated in accordance with FASB Accounting Standards Codification Topic 718. As described further in Note 6 — Stockholders’ Equity (Deficit) — Common Stock Warrants to our consolidated year-end financial statements, a discussion of the assumptions made in the valuation of these warrant awards.

	Fees Earned or paid in cash	Stock awards	Option awards	Non-equity incentive plan compensation	Non-qualified deferred compensation earnings	All other compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Richard Chernicoff (1)
2015	20,923	—	60,742	—	—	—	81,665
2014	—	—	—	—	—	—	—
Edward Kovalik
2015	—	—	18,060	—	—	—	18,060
2014	—	45,995	73,076	—	—	—	119,071
William Rosellini (4)
2015	53,125	—	18,060	—	—	—	71,185
2014	14,875	—	50,026	—	—	—	64,901
Richard Tyler (2)
2015	23,270	—	55,868	—	—	—	79,138
2014	—	—	—	—	—	—	—
Stuart Smith (3)
2015	—	—	—	—	—	—	—
2014	—	45,995	50,026	—	—	—	96,021

(1)         Richard Chernicoff was appointed as a Director on March 6, 2015. Does not include an accrued fee of $9,000 as of December 31, 2015.

(2)         Richard Tyler was appointed as a Director on March 18, 2015. Does not include an accrued fee of $10,875 as of December 31, 2015.

(3)         Stuart Smith resigned from his position as Director on March 3, 2015.

(4)         Does not include an accrued fee of $12,750 as of December 31, 2015.

Employee Grants of Plan Based Awards and Outstanding Equity Awards at Fiscal Year-End

On August 1, 2012, our Board of Directors and stockholders adopted the 2012 Equity Incentive Plan, pursuant to which 1,538,462 shares of our common stock are reserved for issuance as awards to employees, directors, consultants, advisors and other service providers, after giving effect to the Reverse Split.

On September 16, 2014, our Board of Directors adopted the 2014 Equity Incentive Plan (the “2014 Plan”), and only July 31, 2015, the shareholders approved the 2014 Plan at the Company’s annual meeting. The 2014 Plan authorizes the Company to grant stock options, restricted stock, preferred stock, other stock based awards, and performance awards to purchase up to 2,000,000 shares of common stock. Awards may be granted to the Company’s directors, officers, consultants, advisors and employees. Unless earlier terminated by the Board, the 2014 Plan will terminate, and no further awards may be granted, after September 16, 2024. As of December 31 2015, the following sets forth the option and stock awards to officers of the Company.

	Option Awards					Stock awards
	Number of securities underlyng unexercised options (1)	Number of securities underlying unexercised options	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option		Number of shares of units of stock that have not	Market value of shares of units of stock that have not	Equity incentive plan awards: Number of unearned shares, units or other rights that have not	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not
	(#)	(#)	(#)	exercise price	Option	vested	vested	vested	vested
	exercisable	unexercisable	unexercisable	($)	expiration date	(#)	($)	(#)	($)
Doug Croxall	307,692	—	—	$3.25	11/14/22	—	—	—	—
Doug Croxall	307,692	—	—	$2.64	06/11/18	—	—	—	—
Doug Croxall	200,000	—	—	$2.97	11/18/23	—	—	—	—
Doug Croxall	175,000	125,000	—	$6.40	10/31/24	—	—	—	—
Doug Croxall	12,500	137,500	—	$1.86	10/14/25	—	—	—	—
James Crawford	76,923	—	—	$2.47	06/19/18	—	—	—	—
James Crawford	9,900	20,100	—	$4.17	05/14/24	—	—	—	—
James Crawford	46,667	33,333	—	$6.40	10/31/24	—	—	—	—
James Crawford	2,917	32,083	—	$1.86	10/14/25	—	—	—	—
Francis Knuettel II	153,056	136,944	—	$4.17	05/05/24	—	—	—	—
Francis Knuettel II	58,333	41,667	—	$6.40	10/31/24	—	—	—	—
Francis Knuettel II	8,333	91,667	—	$1.86	10/14/25	—	—	—	—
Umesh Jani	58,333	41,667	—	$6.40	10/31/24	—	—	—	—
Umesh Jani	13,200	26,800	—	$4.17	05/14/19	—	—	—	—
Umesh Jani	30,000	10,000	—	$5.05	06/15/19	—	—	—	—
Umesh Jani	4,167	45,833	—	$1.86	10/14/25	—	—	—	—
Enrique Sanchez	13,200	26,800	—	$4.17	05/14/19	—	—	—	—
Enrique Sanchez	93,333	66,667	—	$6.40	10/31/24	—	—	—	—
Enrique Sanchez	4,167	45,833	—	$1.86	10/14/25	—	—	—	—

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the Board of Directors or compensation committee of any other entity that has one or more of its executive officers serving as a member of our Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 15, 2016: (i) by each of our directors, (ii) by each of the named executive officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of March 15, 2016, there were 14,967,141 shares of our common stock outstanding.

Amount and Nature of Beneficial Ownershipas of March 15, 2016 (1)

Name and Address of Beneficial Owner (1)	Common Stock	Options	Warrants	Total	Percentage of Common Stock (%)

Officers and Directors

Doug Croxall (Chairman and CEO) (2)	615,384	1,071,634	—	1,687,018	10.5%

Francis Knuettel II (Chief Financial Officer) (3)	—	289,167	—	289,167	1.9%

James Crawford (Chief Operating Officer) (4)	—	125,554	—	125,554	*

Umesh Jani (Chief Technology Officer and SVP, Licensing) (5)	—	125,150	—	125,150	*

Enrique Sanchez Jr. (Senior Vice President, Licensing) (6)	—	116,817	—	116,817	*

Richard Chernicoff (Director) (7)	—	113,819	—	113,819	*

Edward Kovalik (Director) (8)	—	51,667	—	51,667	*

William Rosellini (Director) (9)	—	70,128	—	70,128	*

Richard Tyler (Director) (10)	—	31,667	—	31,667	*

All Directors and Executive Officers (nine persons)	615,384	1,995,602	—	2,610,986	15.4%
Persons owning more than 5% of voting securities
Spangenberg Holder (11)	2,408,924	—	48,078	2,457,002	16.4%
Series B Convertible Preferred Stock	782,000	—	—	782,000	5.2%
Common Stock	1,626,924	—	—	1,626,924	10.9%
Warrants	—	—	48,078	48,078	*

* Less than 1%

(1) Amounts set forth in the table and footnotes gives effect to the two-for-one stock dividend that we effectuated on December 22, 2014. In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of March 15, 2015. In determining the percent of common stock owned by a person or entity on March 15, 2015, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on March 15, 2015 and (ii) the total number of shares that the beneficial owner may acquire upon conversion of securities and upon exercise of the warrants and options, subject to limitations on conversion and exercise as more fully described below. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares and such person’s address is c/o Marathon Patent Group, Inc., 11100 Santa Monica Blvd., Ste. 380, Los Angeles, CA 90025.

(2) Shares of Common Stock are held by Croxall Family Revocable Trust, over which Mr. Croxall holds voting and dispositive power. Represents options to purchase (i) 307,692 shares of Common Stock at an exercise price of $3.25 per share, (ii) 307,692 shares of Common Stock at an exercise price of $2.625 per share, (iii) 200,000 shares of Common Stock at an exercise price of $2.965 per share,(iv) 225,000 shares of Common Stock at an exercise price of $6.40 per share and (v) 31,250 shares of Common Stock at an exercise price of $1.86 per share. Excludes options to purchase (i) 75,000 shares of Common Stock at an exercise price of $6.40 per share and (ii) 118,750 shares of Common Stock at an exercise price of $1.86 per share, all of which do not vest and are not exercisable within 60 days of March 15, 2016.

(3) Represents options to purchase (i) 193,333 shares of Common Stock at an exercise price of $4.165 per share, (ii) 75,000 shares of Common Stock at an exercise price of $6.40 per share and (iii) 20,83 shares of Common Stock at an exercise price of $1.86 per share. Excludes options to purchase (i) 96,667 shares of Common Stock at an exercise price of $4.165 per share, (ii) 25,000 shares of Common Stock at an exercise price of $6.40 per share and (iii) 79,167 shares of Common Stock at an exercise price of $1.86 per share, all of which do not vest and are not exercisable within 60 days of March 15, 2016.

(4) Represents options to purchase (i) 38,462 shares of Common Stock at an exercise price of $2.47 per share, (ii) 19,800 shares of Common Stock at an exercise price of $4.165 per share, (iii) 60,000 shares of Common Stock at an exercise price of $6.40 per share and (iv) 7,292 shares of Common Stock at an exercise price of $1.86 per share. Excludes options to purchase (i) 10,200 shares of Common Stock at an exercise price of $4.165 per share, (ii) 20,000 shares of Common Stock at an exercise price of $6.40 per share and (iii) 27,708 shares of Common Stock at an exercise price of $1.86 per share, all of which do not vest and are not exercisable within 60 days of March 15, 2016.

(5) Represents options to purchase (i) 50,000 shares of Common Stock at an exercise price of $6.40 per share, (ii) 26,400 shares of Common Stock at an exercise price of $4.165 per share, (iii) 38,333 shares of Common Stock at an exercise price of $5.05 per share, and (iv) 10,417 shares of Common Stock at an exercise price of $1.86 per share.  Excludes options to purchase (i) 50,000 shares of Common Stock at an exercise price of $6.40 per share, (ii) 13,600 shares of Common Stock at an exercise price of $4.165 per share, (iii) 1,667 shares of Common Stock at an exercise price of $5.05 per share and (iv) 39,583 shares of Common Stock at an exercise price of $1.86 per share, all of which do not vest and are not exercisable within 60 days of March 15, 2016.

(6) Represents options to purchase (i) 26,400 shares of Common Stock at an exercise price of $4.165 per share, (ii) 80,000 shares of Common Stock at an exercise price of $6.40 per share and (iii) 10,417 of Common Stock shares at an exercise price of $1.86 per share. Excludes options to purchase (i) 13,600 shares of Common Stock at an exercise price of $4.165 per share, (ii) 80,000 shares of Common Stock at an exercise price of $6.40 per share and (iii) 39,583 shares of Common Stock at an exercise price of $1.86 per share, all of which do not vest and are not exercisable within 60 days of March 15, 2016.

(7) Represents options to purchase (i) 20,000 shares of Common Stock at an exercise price of $7.37 per share, (ii) 71,944 shares of Common Stock at an exercise price of $6.76 per share, (iii) 11,667 shares of Common Stock at an exercise price of $2.03 per share, and (iv) 10,208 shares of Common Stock at an exercise price of $1.86 per share.  Excludes options to purchase (i) 208,056 shares of Common Stock at an exercise price of $6.76 per share, (ii) 8,333 shares of Common Stock at an exercise price of $2.03 per share and, (iii) 24,792 shares of Common Stock at an exercise price of $1.86 per share, all of which do not vest and are not exercisable within 60 days of March 15, 2016.

(8) Represents options to purchase (i) 20,000 shares of Common Stock at an exercise price of $3.295 per share, (ii) 20,000 shares of Common Stock at an exercise price of $7.445 per share and (iii) 11,667 shares of Common Stock at an exercise price of $2.03 per share.  Excludes an option to purchase 8,333 shares of Common Stock at an exercise price of $2.03 per share that does not vest and is not exercisable within 60 days of March 15, 2016.

(9) Represents options to purchase (i) 15,385 shares of Common Stock at an exercise price of $3.25 per share, (ii) 23,077 shares of Common Stock at an exercise price of $2.625 per share, (iii) 20,000 shares of Common Stock at an exercise price of $7.445 per share and (iv) 11,667 shares of Common Stock at an exercise price of $2.03 per share. Excludes an option to purchase 8,333 shares of Common Stock at an exercise price of $2.03 per share that does not vest and is not exercisable within 60 days of March 15, 2016.

(10) Represents an option to purchase (i) 20,000 shares of Common Stock at an exercise price of $6.61 per share and (ii) an option to purchase 11,667 shares of Common Stock at an exercise price of $2.03 per share. Excludes an option to purchase 8,333 shares of Common Stock at an exercise price of $2.03 per share that does not vest and are is not exercisable within 60 days of March 15, 2016.

(11) Represents shares of Series B Convertible Preferred, warrants to purchase Common Stock and Common Stock by all entities owned or controlled by the Spangenberg family.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than disclosed herein, there were no transactions during the year ended December 31, 2015 or any currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

Director Independence

Our Board of Directors consists of five members. Our Board of Directors has determined that each of Mr. Richard Tyler, Mr. Edward Kovalik and Dr. William Rosellini are “independent”, as defined by SEC rules adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002 and in accordance with Rule 4200(a)(15) of the Marketplace Rules of the Nasdaq Stock Market, Inc.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2015, and 2014, we engaged SingerLewak LLP, as our independent auditor. For the years ended December 31, 2015, and 2014, we incurred fees as discussed below:

	Fiscal Year Ended
	December 31, 2015	December 31, 2014

Audit fees	$246,947	$214,891
Audit — related fees	—	—
Tax fees	12,297	13,382
All other fees	—	—

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements, review of our quarterly financial statements and review of the Company’s S-4 and registration statements.

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
2.1

Business Combination Agreement by and among Marathon Group SA, Uniloc Luxembourg SA, Uniloc Corporation Pty. Limited and Marathon Patent Group, Inc. dated as of August 14, 2015 (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on August 14, 2015)

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

10.17

Amendment No. 1 to the Executive Employment Agreement between the Company and Doug Croxall dated November 18, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2013)

10.18	Executive Employment Agreement between the Company and Richard Raisig dated November 18, 2013 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2013)
10.19

Consulting Agreement between the Company and Jeff Feinberg dated November 18, 2013 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2013)

10.20

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

10.22

Patent Purchase Agreement by and between Delphi Technologies, Inc. and Loopback Technologies, Inc. dated October 31, 2013 (Incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on 10-K, filed with the SEC on March 31, 2014)+

10.23	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2014)
10.24	Form of PIPE Warrant (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2014)
10.25	Form of PIPE Registration Rights Agreement dated May 1, 2014 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2014)
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

10.29	Pay Proceeds Agreement dated May 2, 2014 (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2014)
10.30	Acquisition Registration Rights Agreement dated May 2, 2014 (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2014)
10.31	Promissory Note between the Company, TechDev and SFF dated May 2, 2014 (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2014)
10.32	Promissory Note between the Company, Granicus and SFF dated May 2, 2014 (Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2014)
10.33	Promissory Note between the Company, TechDev and SFF dated May 2, 2014 (Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2014)
10.34

Executive Employment Agreement by and between Marathon Patent Group, Inc. and Francis Knuettel II dated May 15, 2014 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on May 16, 2014)

10.35	Patent rights agreement between the Company and RPX Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 15, 2014)
10.36	Patent license agreement between Relay IP, Inc. and RPX Corporation (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 15, 2014)
10.37	Patent license agreement between Sampo IP, LLC and RPX Corporation (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 15, 2014)

10.38

Patent Purchase Agreement between TeleCommunication Systems, Inc. and CRFD Research, Inc. dated September 26, 2013 (Incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on 10-K/A, filed with the SEC on May 30, 2014)

10.39

Patent Purchase Agreement between Intergraph Corporation and Vantage Point Technology, Inc. dated September 25, 2013 (Incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on 10-K/A, filed with the SEC on May 30, 2014)

10.40

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

10.42	Patent rights agreement between the Company and RPX Corporation. (Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on 10-K/A, filed with the SEC on July 1, 2014)

10.43

Executive Employment Agreement by and between Marathon Patent Group, Inc. and Daniel Gelbtuch dated September 9, 2014 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K, filed with the SEC on September 15, 2014)

10.44

Consulting Agreement by and between Marathon Patent Group, Inc. and GRQ Consultants, Inc. dated September 17, 2014 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K, filed with the SEC on September 19, 2014)

10.45

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

10.49

Patent Purchase Agreement by and between Marathon Patent Group, Inc., Clouding Corp. and Clouding IP, LLC dated August 29, 2014 (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on 8-K, filed with the SEC on November 6, 2014)

10.50

Revenue Sharing and Securities Purchase Agreement by and among Marathon Patent Group, Inc. and its subsidiaries and DBD Credit Funding LLC dated January 29, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K, filed with the SEC on February 3, 2015) +

10.51	Note due July 29, 2018 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on 8-K, filed with the SEC on February 3, 2015)
10.52	Warrant to Purchase Common Stock dated January 29, 2015 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on 8-K, filed with the SEC on February 3, 2015)
10.53

Subscription Agreement between Marathon Patent Group, Inc. and DBD Credit Funding LLC dated January 29, 2015 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on 8-K, filed with the SEC on February 3, 2015)

10.54

Security Agreement by and among Marathon Patent Group, Inc. and certain of its subsidiaries and DBD Credit Funding LLC dated January 29, 2015 (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on 8-K, filed with the SEC on February 3, 2015)+

10.55

Patent Security Agreement by Marathon Patent Group, Inc. and certain of its subsidiaries in favor of DBD Credit Funding LLC dated January 29, 2015 (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on 8-K, filed with the SEC on February 3, 2015)+

10.56

Lockup Agreement by and between DBD Credit Funding LLC and Marathon Patent Group, Inc. dated January 29, 2015 (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on 8-K, filed with the SEC on February 3, 2015)

10.57

Lockup Agreement by and between TechDev Holdings, LLC, Audrey Spangenberg, Erich Spangenberg, Granicus IP, LLC and Marathon Patent Group, Inc. dated January 29, 2015 (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on 8-K, filed with the SEC on February 3, 2015)

10.58

Lockup Agreement by and between TechDev Holdings, LLC, Audrey Spangenberg, Erich Spangenberg, Granicus IP, LLC and Marathon Patent Group, Inc. dated January 29, 2015 (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on 8-K, filed with the SEC on February 3, 2015)

10.59

Patent License Agreement by and among Marathon Patent Group, Inc. and certain of its subsidiaries and DBD Credit Funding LLC dated January 29, 2015 (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on 8-K, filed with the SEC on February 3, 2015)+

10.60

Guaranty Agreement by certain subsidiaries of Marathon Patent Group, Inc. in favor of DBD Credit Funding LLC dated January 29, 2015 (Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on 8-K, filed with the SEC on February 3, 2015)

10.61

Consulting Agreement by and between Marathon Patent Group, Inc. and Richard Chernicoff dated April 7, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K, filed with the SEC on April 13, 2015)

14.1	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on 10-K, filed with the SEC on March 31, 2014)

23.1	Consent of SingerLewak LLP*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Document

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

Date: March 30, 2016

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

Signature	Title	Date

/s/ Doug Croxall	Chief Executive Officer and Chairman (Principal Executive Officer)	March 30, 2016
Doug Croxall

/s/ Francis Knuettel II	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2016
Francis Knuettel II

/s/ Richard Chernicoff	Director	March 30, 2016
Richard Chernicoff

/s/ Edward Kovalik	Director	March 30, 2016
Edward Kovalik

/s/ William Rosellini	Director	March 30, 2016
William Rosellini

/s/ Richard Tyler	Director	March 30, 2016
Richard Tyler