Form 10-Q
period 2016-03-31
Marathon Patent Group, Inc.
filed 2016-05-12
CIK 1507605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from __________ to __________

MARATHON PATENT GROUP, INC.

(Exact Name of Registrant as Specified in Charter)

Nevada	001-36555	01-0949984
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

11100 Santa Monica Blvd., Ste. 380 Los Angeles, CA		90025
(Address of principal executive offices)		(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 14,967,141 shares of common stock are issued and outstanding as of May 6, 2016.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, “Marathon Patent Group, Inc.,” “we,” “us,” “our” and similar terms refer to Marathon Patent Group, Inc., a Nevada corporation, and subsidiaries.

Item 1. Financial Statements

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash	$1,420,390	$2,555,151
Accounts receivable - net of allowance for bad debt of $375,750 and $375,750 for March 31, 2016 and December 31, 2015	153,112	136,842
Bonds posted with courts	1,443,457	1,748,311
Prepaid expenses and other current assets, net of discounts of $3,414 and $3,414 for March 31, 2016 and December 31, 2015	146,336	338,598
Total current assets	3,163,295	4,778,902

Other assets:
Property and equipment, net of accumulated depreciation of $77,653 and $67,052 for March 31, 2016 and December 31, 2015	52,793	61,297
Intangible assets, net of accumulated amortization of $16,423,203 and $15,557,353 for March 31, 2016 and December 31, 2015	23,208,298	25,457,639
Deferred tax assets	14,385,393	12,437,741
Other non current assets, net of discounts of $3,900 and $4,831 for March 31, 2016 and December 31, 2015	207,100	9,169
Goodwill	4,605,733	4,482,845
Total other assets	42,459,317	42,448,691

Total Assets	$45,622,612	$47,227,593

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,832,010	$6,534,825
Clouding IP earn out - current portion	103,049	33,646
Notes payable, net of discounts of $754,421 and $730,945 for March 31, 2016 and December 31, 2015	11,379,212	10,383,177
	20,314,271	16,951,648

Long-term liabilities
Notes payable, net of discount of $1,224,817 and $1,425,167 for March 31, 2016 and December 31, 2015	10,493,877	12,223,884
Clouding IP earn out	3,213,177	3,281,238
Deferred tax liability	964,998	1,044,997
Revenue share liability	1,000,000	1,000,000
Other long term liability	49,075	50,084
Total long-term liabilities	15,721,127	17,600,203

Total liabilities	36,035,398	34,551,851

Stockholders’ Equity:
Preferred stock Series B, $.0001 par value, 50,000,000 shares authorized: 782,004 and 782,004 issued and outstanding at March 31, 2016 and December 31, 2015	78	78
Common stock, $.0001 par value; 200,000,000 shares authorized; 14,967,141 and 14,867,141 at March 31, 2016 and December 31, 2015	1,497	1,487
Additional paid-in capital	43,774,961	43,217,513
Accumulated other comprehensive income (loss)	(1,018,385)	(1,265,812)
Accumulated deficit	(33,170,937)	(29,277,524)

Total Marathon Patent Group stockholders’ equity	9,587,214	12,675,742

Total liabilities and stockholders’ equity	$45,622,612	$47,227,593

The accompanying notes are an integral part to these unaudited consolidated financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For The Three	For The Three
	Months Ended	Months Ended
	March 31, 2016	March 31, 2015
	(Unaudited)	(Unaudited)

Revenues	$2,059,676	$4,093,869

Expenses
Cost of revenues	2,639,976	4,328,165
Amortization of patents and website	2,025,899	2,598,461
Compensation and related taxes	1,033,346	1,581,074
Consulting fees	280,776	896,543
Professional fees	405,493	769,615
General and administrative	217,010	219,481
Patent impairment	373,195	-
Total operarating expenses	6,975,695	10,393,339

Operating loss	(4,916,019)	(6,299,470)

Other income (expenses)
Other income (expense)	(2,159)	(39,402)
Foreign exchange gain (loss)	6,978	-
Change in fair value adjustment of Clouding IP earn out	(1,342)	-
Interest income	931	2
Interest expense	(1,006,850)	(931,541)
Total other income (expenses)	(1,002,442)	(970,941)

Loss before benefit for income taxes	(5,918,461)	(7,270,411)

Income tax benefit	2,025,048	2,488,840

Net loss	(3,893,413)	(4,781,571)

Loss per common share, basic and diluted:	$(0.26)	$(0.34)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and Diluted	14,967,141	13,868,811

Other comprehensive income (loss)
Foreign currency translation adjustments	$247,427	$(950,239)

The accompanying notes are an integral part to these unaudited consolidated financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Three	For The Three
	Months Ended	Months Ended
	March 31, 2016	March 31, 2015
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(3,893,413)	$(4,781,571)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,652	1,869
Amortization of patents and website	2,025,899	2,598,461
Deferred tax asset	(1,934,419)	(2,335,116)
Deferred tax liability	(76,463)	(161,984)
Impairment of intangible assets	373,195	-
Stock based compensation	550,436	685,753
Stock issued for services	-	750,334
Non-cash interest, discount, and financing costs	605,690	613,719
Change in fair value of Clouding earnout	1,342	-
Other non-cash adjustments	(33,607)	83,148
Changes in operating assets and liabilities
Accounts receivable	(15,275)	(546,101)
Bonds posted with courts	359,960
Prepaid expenses and other current assets	192,352	26,248
Other non current assets	2,069
Accounts payable and accrued expenses	1,953,751	1,920,185

Net cash provided by (used in) operating activities	113,169	(1,145,055)

Cash flows from investing activities:
Purchase of property, equipment, and other intangible assets	(2,097)	(37,147)
Net cash used in investing activities	(2,097)	(37,147)

Cash flows from financing activities:
Payment on note payable in connection with the acquisition of Medtech and Orthophoenix	-	(3,000,000)
Payment on note payable in connection with the acquisition of Orthophoenix	-	(3,750,000)
Payment on note payable in connection with the acquisition of Sarif	-	(276,250)
Payment on note payable in connection with the acquisition of IP Liquidity	-	(1,068,750)
Payment on note payable in connection with the acquisition of Dynamic Advances	-	(905,000)
Payment on convertible debt	-	(5,050,000)
Payment on Fortress note payable	(1,184,600)	-
Cash received upon issuance of note payable, net of $400,000 loan fee	-	19,600,000
Cash received upon exercise of warrant	-	18,750
Payments of notes payable to vendors	(63,840)	-
Net cash provided (used in) by financing activities	(1,248,440)	5,568,750

Effect of exchange rate changes on cash	2,607	8,852

Net increase (decrease) in cash	(1,134,761)	4,395,400

Cash at beginning of period	2,555,151	5,082,569

Cash at end of period	$1,420,390	$9,477,969

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest expense	$401,159	$317,821
Taxes paid	$7,999	$8,260
Loan fees	$-	$400,000
Cash invested in 3DNano	$115,000	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in conjunction with note payable	$-	$1,000,000
Warrant issued in conjunction with note payable	$-	$318,679
Revenue share liability incurred in conjunction with note payable	$-	$1,000,000
Convertible debt warrant repricing	$6,425	$-

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

Marathon Patent Group, Inc. (the “Company”) was incorporated in the State of Nevada on February 23, 2010 under the name Verve Ventures, Inc. On December 7, 2011, we changed our name to American Strategic Minerals Corporation and were engaged in exploration and potential development of uranium and vanadium minerals business. In June 2012, we discontinued our minerals business and began to invest in real estate properties in Southern California. In October 2012, we discontinued our real estate business when our CEO joined the firm and we commenced our current business, at which time the Company’s name was changed to Marathon Patent Group, Inc.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The unaudited consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and present the consolidated financial statements of the Company and its wholly-owned subsidiaries. In the preparation of consolidated financial statements of the Company, all intercompany transactions and balances were eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s consolidated financial position as of March 31, 2016, and the results of operations and cash flows for the three months ended March 31, 2016 have been included. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year. Other than where noted, the accounting policies and procedures employed in the preparation of these consolidated financial statements have been derived from the audited consolidated financial statements of the Company for the year ended December 31, 2015, which are contained in Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2016. The consolidated balance sheet as of December 31, 2015 was derived from those financial statements.

Cash

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. The Company’s accounts held at this institution, up to a limit of $250,000, are insured by the Federal Deposit Insurance Corporation (“FDIC”). As of March 31, 2016, the Company had bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

Accounts Receivable

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote.  At March 31, 2016 and December 31, 2015, the Company had recorded an allowance for bad debts in the amounts of $375,750 and $375,750, respectively.  Accounts receivable-net at March 31, 2016 and December 31, 2015, amounted to $153,112 and $136,842, respectively. As of March 31, 2016, accounts receivable related to one license accounted for approximately 41% of the Company’s total accounts receivable, accounts receivable related to recurring royalties represented approximately 42% of total accounts receivable and the remainder of the accounts receivable is primarily related to a trade receivable associated with the terminated Uniloc merger. As of December 31, 2015, accounts receivable related to one license accounted for approximately 54% of the Company’s total accounts receivable and accounts receivable related to recurring royalties represented 46% of total accounts receivable. As of March 31, 2016, accounts receivable represented 7% of revenues for the three months ended March 31, 2016 and as of December 31, 2015, accounts receivable represented 2% of revenues for the three months ended December 31, 2015.

Concentration of Revenue and Geographic Area

Patent license revenue from enforcement activities originates in either the United States or Germany. Revenue attributable to the United States involves US patents, revenue attributable to Germany is based on the enforcement of German patents and in the event that the Company enters into a worldwide license, the revenue is allocated between the two. The Company commenced enforcement actions in France in 2015, but has not yet had any revenue attributable to this country; the Company has not initiated enforcement actions in any other countries, but is evaluating a number of countries for future action.

Revenues from two licenses accounted for approximately 93% of the Company’s operating revenues for the three months ended March 31, 2016 and revenue from the five largest licenses accounting for 87% of the revenue for the three months ended March 31, 2015 as set forth below.

For the Three Months Ended March 31, 2016			For the Three Months Ended March 31, 2015
Licensor	License Amount	% of Revenue	Licensor	License Amount	% of Revenue
Signal IP, Inc.	$1,900,000	92%	Vantage Point Technology, Inc.	$2,750,000	67%
Signal IP, Inc.	$15,000	1%	Signal IP, Inc.	$275,000	7%
			Sarif Biomedical, LLC	$225,000	6%
			TLIF, LLC	$220,000	5%
			Vantage Point Technology, Inc.	$80,000	2%
% of Total Revenues		93%	% of Total Revenues		87%

The remainder of the revenue is attributable to running royalties in the Company’s Medtech portfolio.

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

Also, due to the fact that the settlement element and license element for past and future use are the major central business, the Company does not present these two elements as different revenue streams in its statement of operations. The Company does not expect to provide licenses that do not provide some form of settlement or release. The Company derived approximately 93% of its revenues for the three months ended March 31, 2016 from the one-time issuance of non-recurring, non-exclusive, non-assignable licenses for certain of the Company’s patents, with the balance comprised of recurring royalties.

The Company’s subsidiaries entered into two license agreements during the three months ended March 31, 2016.

Cost of Revenue

Cost of revenues mainly includes expenses incurred in connection with the Company’s patent enforcement activities, such as legal fees, consulting costs, patent maintenance, royalty fees for acquired patents and other related expenses. Cost of revenues does not include patent amortization expenses, which are included as a separate line item in operating expenses and cost of revenues also does not include expenses related to product development, integration or support, as these are included in general and administrative expenses.

Prepaid Expenses, Bonds Posted and Other Current Assets

Prepaid expenses and other current assets of $146,336 and $338,598 at March 31, 2016 and December 31, 2015, respectively, consist primarily of costs paid for future services, which will occur within a year. Prepaid expenses include prepayments in cash and equity instruments for public relation services, business advisory, consulting, and prepaid insurance, which are being amortized over the terms of their respective agreements.

In addition, the Company had outstanding litigation bonds in the amount of $1,443,457 and $1,748,311 at March 31, 2016 and December 31, 2015, respectively. These bonds were entered into in Germany after the successful ruling by the court in first instance trials related to some of the Company’s patents in German courts. The difference in the balance of the litigation bonds at March 31, 2016 compared to December 31, 2015 is attributable to $55,106 in currency translation impact and the return of $359,960 in bonds related to the litigation against Schrader and TRW, which were resolved in the fourth quarter of 2015.

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

Clouding IP earn out liability was determined as a Level 3 liability, which requires fair assessment of fair value at each period end by using discounted cash flow as valuation technique using unobservable inputs, such as revenue and expenses forecasts, timing of proceeds, and discount rate. Based on reassessment of fair value as of March 31, 2016, the Company determined that there was no change to the Clouding IP earn out liability or the carrying value of the Clouding IP intangible assets.

Under certain circumstances related to litigations in Germany, the Company is either required to or may decide to enter a bond with the courts. As of March 31, 2016 and December 31, 2015, the Company had outstanding bonds in the amount of $1,443,457 and $1,748,311, respectively. The Company adjusted the value as of March 31, 2016 of the bonds to reflect changes to the exchange rate between the Euro and the US Dollar.

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

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion and examination by a taxing authority without being legally extinguished. For a tax position considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The federal and state income tax returns of the Company are subject to examination by the Internal Revenue Service and state taxing authorities, generally for three years after they were filed. The Company is in the process of filing the 2015 tax returns. After review of the 2015 financial statements and the results of operations through March 31, 2016, the Company has recorded a deferred tax asset in the amount of $14,385,393, from which the Company expects to realize benefits in the future, and a deferred tax liability of $964,998.

The Company files U.S. and state income tax returns with varying statutes of limitations. The 2011 through 2014 tax years generally remain subject to examination by federal and state tax authorities.

Basic and Diluted Net Earnings (Loss) per Share

Net earnings (loss) per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net earnings (loss) per share does not include dilutive common stock equivalents in the weighted average shares outstanding, as they would be anti-dilutive. The Company has options to purchase 3,339,100 shares of common stock and warrants to purchase 2,021,308 shares of common stock outstanding at March 31, 2016, which were excluded from the computation of diluted shares outstanding, as they would have had an anti-dilutive impact on the Company’s net loss.

The following table sets forth the computation of basic and diluted loss per share:

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015

Net loss	(3,893,413)	(4,781,571)

Denominator
Weighted Average Common Shares - Basic	14,967,141	13,868,811
Weighted Average Common Shares - Diluted	14,967,141	13,868,811

Earnings (Loss) per common share:
Income (Loss) - Basic	$(0.26)	$(0.34)
Income (Loss) - Diluted	$(0.26)	$(0.34)

Intangible Assets

Intangible assets include patents purchased and patents acquired in lieu of cash in licensing transactions. The patents purchased are recorded based on the cost to acquire them and patents acquired in lieu of cash are recorded at their fair market value. The costs of these assets are amortized over their remaining useful lives. Useful lives of intangible assets are periodically evaluated for reasonableness and the assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may no longer be recoverable. The Company recorded an impairment charge to its intangible assets during the three months ended March 31, 2016 in the amount of $373,195 associated with the end of life of two of the Company’s portfolios, compared to no impairment charge during the three months ended March 31, 2015.

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

For the three months ended March 31, 2016 and March 31, 2015, the Company recorded no impairment charge to its goodwill.

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

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date. As stock-based compensation expense is recognized based on awards expected to vest, forfeitures are also estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the three months ended March 31, 2016, the expected forfeiture rate was 11.0%, which resulted in an expense of $14,785 recognized in the Company’s compensation expenses. The Company will continue to re-assess the impact of forfeitures if actual forfeitures increase in future quarters.

Reclassification

Certain amounts in the financial statements of prior year have been reclassified to conform to the fiscal 2016 presentation, with no effect on net earnings.

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. Accordingly, the standard is effective for us on September 1, 2017 and we are currently evaluating the impact that the standard will have on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The standard requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. Accordingly, the standard is effective for us on September 1, 2019 using a modified retrospective approach. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

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

On May 2, 2014, the Company issued TechDev and SFF a promissory note in order to evidence the second cash payment due under the terms of the DA Agreement in the amount of $2,375,000 due on or before September 30, 2014, with such amount due under the terms of the promissory note being subject to increase to $2,850,000 if the Company’s payment pursuant to the terms of the DA Agreement were not made on or before June 30, 2014. The promissory note matured on September 30, 2014; effective September 30, 2014, TechDev and SFF extended the maturity to March 31, 2015 in return for a payment of $249,375, payable within thirty days. The payment for this extension of the maturity date was made on October 10, 2014 and the promissory note was repaid on April 1, 2015. The promissory note did not otherwise include any interest payable by the Company. Since the Company did not make the payment on the promissory note prior to June 30, 2014, the Company included in the consideration paid for Dynamic Advances the promissory note balance of $2,850,000.  Further, the Company had the Series B Convertible Preferred Stock valued by a third party firm that determined, based on the rights and privileges of the Series B Convertible Preferred Stock, that it was on par with the value of the Company’s Common Stock. The total amount of consideration paid by the Company for Dynamic Advances, including capitalized costs associated with the purchase, was $6,653,078.

After evaluating the facts and circumstances of the purchase, the Company determined that this was an asset purchase. In coming to its conclusion, the Company reviewed the status of the assets, the historical activity and the absence of any employees, licenses, revenues, and any other assets other than the IP Assets.  Further, as there were no assumed licensees or historical revenues, the Company was not certain that it would be able to obtain access to customers pursuant to AC 805-10-55-7.

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

On May 2, 2014, the Company issued Granicus and SFF a promissory note in order to evidence the second cash payment due under the terms of the IP Liquidity Agreement in the amount of $2,375,000 due on or before September 30, 2014, with such amount due under the terms of the promissory note being subject to increase to $2,850,000 if the Company’s payment pursuant to the terms of the IP Liquidity Agreement were not made on or before June 30, 2014. The promissory note matured on September 30, 2014; effective September 30, 2014, Granicus and SFF extended the maturity to March 31, 2015 in return for a payment of $249,375, payable within thirty days. The payment for this extension of the maturity date was made on October 10, 2014 and the promissory note was repaid on April 1, 2015. The promissory note did not otherwise include any interest payable by the Company. Since the Company did not make the payment on the promissory note prior to June 30, 2014, the Company included in the consideration paid for IP Liquidity the promissory note balance of $2,850,000.  Further, the Company had the Series B Convertible Preferred Stock valued by a third party firm that determined, based on the rights and privileges of the Series B Convertible Preferred Stock that it was on par with the value of the Company’s Common Stock. The total amount of consideration paid by the Company for IP Liquidity, including capitalized costs associated with the purchase, was $6,653,078.

After evaluating the facts and circumstances of the purchase, the Company determined that this was an asset purchase. In coming to its conclusion, the Company reviewed the status of the assets, the historical activity and the absence of any employees, licenses, revenues, and any other assets other than the IP Assets.  Further, as there were no assumed licensees or historical revenues, the Company was not certain that it would be able to obtain access to customers pursuant to AC 805-10-55-7.

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

On May 2, 2014, the Company issued TechDev a promissory note in order to evidence the second cash payment due under the terms of the Sarif Agreement in the amount of $250,000 due on or before September 30, 2014, with such amount due under the terms of the promissory note being subject to increase to $300,000 if the Company’s payment pursuant to the terms of the Sarif Agreement were not made on or before September 30, 2014. The promissory note matured on September 30, 2014; effective September 30, 2014, TechDev extended the maturity to March 31, 2015 in return for a payment of $26,250, payable within thirty days. The payment for this extension of the maturity date was made on October 10, 2014 and the promissory note was repaid on February 24, 2015. The promissory note did not otherwise include any interest payable by the Company. Since the Company did not make the payment on the promissory note prior to June 30, 2014, the Company included in the consideration paid for Dynamic Advances the higher principal amount of the promissory note. The total amount of consideration paid by the Company for Sarif Biomedical, including capitalized costs associated with the purchase, was $552,024.

After evaluating the facts and circumstances of the purchase, the Company determined that this was an asset purchase. In coming to its conclusion, the Company reviewed the status of the assets, the historical activity and the absence of any employees, licenses, revenues, and any other assets other than the IP Assets. Further, as there were no assumed licensees or historical revenues, the Company was not certain that it would be able to obtain access to customers pursuant to AC 805-10-55-7.

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

Clouding Corp.

On August 29, 2014, the Company entered into a patent purchase agreement (the “Clouding Agreement”) between Clouding Corp., a Delaware corporation and a wholly-owned subsidiary of the Company (“Clouding”) and Clouding IP, LLC, a Delaware limited liability company (“Clouding IP”), pursuant to which Clouding acquired a portfolio of patents from Clouding IP. Clouding owns patents related to network and data management technology.

The Company paid Clouding IP (i) $1.4 million in cash, (ii) $1.0 million in the form of a promissory note issued by the Company that would have matured on October 31, 2014, (iii) 25,000 shares of its restricted common stock valued at $281,000 and (iv) fifty percent (50%) of the net recoveries (gross revenues minus certain defined expenses) in excess of $4.0 million in net revenues that the Company makes with respect to the patents purchased from Clouding IP. The Company valued the Common Stock at the fair market value on the date of the Interests Sale Agreement at $11.24 per share or $281,000 and the promissory note was paid in full prior to October 31, 2014. The revenue share under item (iv) above was booked as an earn out liability on the balance sheet in accordance with the appraisal of the consideration and intangible value. The Company booked a payable to the sellers pursuant to the earn out liability in the amount of $2,148,000 at September 30, 2014, based on license agreements entered into during the quarter. No further amount is owed until the Company generates additional revenue, if any, from the Clouding patents.

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

Pursuant to the terms of the TLIC Interests Sale Agreement, TLIC merged with and into TLIA with TLIC surviving the merger as the wholly-owned subsidiary of the Company.  The Company (i) agreed to issue 60,000 shares of Common Stock to the sellers of TLIC (“TLIC Sellers”), (ii) paid the TLIC Sellers $350,000 cash and (iii) agreed to pay the TLIC Sellers a fifty percent (50%) of the net recoveries (gross revenues minus certain defined expenses and the cash portion of the acquisition consideration) that the Company makes with respect to the patent purchased pursuant to the acquisition of TLIC.  The Company valued the Common Stock at the fair market value on the date of the Interests Sale Agreement at $13.63 per share or $818,000. The cash portion of the consideration was outstanding at September 30, 2014 and was subsequently paid in October 2014. The transaction resulted in a business combination and caused TIC to become a wholly-owned subsidiary of the Company.

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

Pursuant to the terms of the Interest Sale Agreement between MedTech Development, Medtech Corp. and the Medtech Entities, the Company (i) paid MedTech Development $1,000,000 cash and (ii) issue a Promissory Note to MedTech Development in the amount of $9,000,000 and (iii) assumed existing debt payable to Medtronics, Inc.  The assumed debt payable to Medtronics was renegotiated, as a result of which, the outstanding amount was $6.25 million prior to any repayment by the Company. The debt was due in installments through July 20, 2015; in the event that the Company paid the total amount due by June 30, 2015, the Company would receive a reduction in the remaining principal owed by the Company in the amount of $750,000. The transaction resulted in a business combination and caused the Medtech Entities to become wholly-owned subsidiaries of the Company.

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

NOTE 4 – INTANGIBLE ASSETS

Intangible assets of the Company, including adjustments for currency translation adjustments, consisted of the following:

	March 31, 2016	December 31, 2015

Intangible Assets	$39,631,501	$41,014,992
Accumulated Amortization & Impairment	(16,423,203)	(15,557,353)
Intangible assets, net	$23,208,298	$25,457,639

Other than the Company’s website as set forth in the table above, intangible assets are comprised of patents with estimated useful lives between approximately 1 to 15 years. The website was determined to have an estimated useful life of 3 years. Once placed in service, the Company will amortize the costs of intangible assets over their estimated useful lives on a straight-line basis.  Costs incurred to acquire patents, including legal costs, are also capitalized as long-lived assets and amortized on a straight-line basis with the associated patent. Amortization of patents is included in operating expenses as reflected in the accompanying consolidated statements of operations. The Company recorded an impairment charge to its long-lived assets during the three months ended March 31, 2016 in the amount of $373,195 associated with the end of life of two of the Company’s portfolios, compared to no impairment charge during the three months ended March 31, 2015.

Patent and website amortization expense for the three months ended March 31, 2016 and March 31, 2015 was $2,025,899 and $2,598,461, respectively, net of foreign currency translation adjustments. Future amortization of intangible assets, net of foreign currency translation adjustments is as follows:

2016	$5,440,463
2017	5,251,025
2018	3,691,108
2019	2,846,570
2020	2,121,609
2021 and thereafter	3,857,523
Total	$23,208,298

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

As of March 31, 2016, the Company’s patent portfolios consist of 320 U.S. and foreign patents, 11 patent applications and contract rights to seven patents. In the aggregate, the earliest date for expiration of a patent in the Company’s patent portfolio is past (the patent is expired, but patent rules allow for six year look-back for royalties), the median expiration date for patents in the Company’s portfolio is June 17, 2017, and the latest expiration date for a patent in any of the Company’s patent portfolios is July 29, 2029.  A summary of the Company’s patent portfolios is as follows:

Subsidiary	Number of Patents	Earliest Expiration Date	Median Expiration Date	Latest Expiration Date	Subject Matter
Bismarck IP Inc.	17	09/15/16	09/15/15	01/22/18	Communication and PBX equipment
Clouding Corp.	61	Expired	10/05/21	03/29/29	Network and data management
CRFD Research, Inc.	5	09/17/21	08/11/22	08/19/23	Web page content translator
Cyberfone Systems, LLC	35	Expired	01/31/17	06/07/20	Telephony and data transactions
Dynamic Advances, LLC	4	Expired	10/02/17	03/06/23	Natural language interface
E2E Processing, Inc.	4	04/27/20	11/17/23	07/18/24	Manufacturing schedules using adaptive learning
Hybrid Sequence IP, Inc.	2	11/14/15	09/09/16	07/17/17	Asynchronous communications
IP Liquidity Ventures, LLC	3	Expired	04/09/17	07/26/20	Pharmaceuticals / tire pressure systems
Loopback Technologies, Inc.	10	Expired	09/25/17	08/27/22	Automotive
Medtech Group Acquisition Corp.	131	Expired	06/01/18	07/29/29	Medical technology
Relay IP, Inc.	1	Expired	Expired	Expired	Multicasting
Sampo IP, LLC	3	03/13/18	03/13/18	11/16/23	Centrifugal communications
Sarif Biomedical LLC	4	Expired	Expired	Expired	Microsurgery equipment
Selene Communication Technologies, LLC	3	05/05/18	11/23/20	11/28/21	Communications
Signal IP, Inc.	7	03/10/14	12/01/15	08/06/22	Automotive
TLI Communications, LLC	6	06/17/17	06/17/17	06/17/17	Telecommunications
Vantage Point Technology, Inc.	31	Expired	12/21/16	03/09/18	Computer networking and operations
		Median	09/25/17

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

On September 17, 2014, the Company entered into a consulting agreement (the “GRQ Consulting Agreement”) with GRQ Consultants, Inc. (“GRQ”), pursuant to which GRQ shall provide certain consulting services including, but not limited to, advertising, marketing, business development, strategic and business planning, channel partner development and other functions intended to advance the business of the Company.  As consideration, GRQ was entitled to 200,000 shares of the Company’s Series B Convertible Preferred Stock, 50% of which vested upon execution of the GRQ Consulting Agreement, and 50% of which shall vest in six (6) equal monthly installments of commencing on October 17, 2014.  The first tranche of 100,000 shares of Series B Convertible Preferred Stock was issued to GRQ on October 6, 2014. In addition, the GRQ Consulting Agreement allows for GRQ to receive additional shares of Series B Convertible Preferred Stock upon the achievement of certain performance benchmarks. All shares of Series B Convertible Preferred Stock issuable to GRQ shall be pursuant to the 2014 Plan (as defined below) and shall be subject to shareholder approval of the 2014 Plan on or prior to September 16, 2015; the shareholders approved the 2014 Plan on July 31, 2015. The GRQ Consulting Agreement contains an acknowledgement that the conversion of the preferred stock into shares of the Company’s common stock is precluded by the equity blockers set forth in the certificate of designation and in Section 17 of the 2014 Plan to ensure compliance with NASDAQ Listing Rule 5635(d).

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

In conjunction with the issuance of $5,550,000 in convertible debt on October 16, 2014, the Company issued two-year Warrants to purchase 258,998 shares of the Company’s Common Stock, par value $0.0001 per share pursuant to a securities purchase agreement. The warrants were valued at $164,020 and were recorded as a discount to the fair value of the convertible notes. The Warrants are initially convertible into shares of the Company’s Common Stock at an exercise price of $8.25 per share. The conversion and exercise prices are subject to adjustment in the event of certain events, including stock splits and dividends. The Company reviewed the instruments in the context of ASC 480 and determined that the convertible notes should be recorded as a liability and analyzed the conversion feature and bifurcation pursuant to ASC 815 and ASC 470, respectively, to determine that there was no beneficial conversion feature and that the conversion feature should not be bifurcated.

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

During the year ended December 31, 2015, warrants to purchase 5,000 shares of Common Stock were exercised and no warrants to purchase shares of Common Stock were forfeited.

During the three months ended March 31, 2015, the Company recorded stock based compensation expense of $3,465 in connection with the vested warrants associated with one warrant-based compensatory grant, compared to no compensation expenses for the three months ended March 31, 2016 associated with this warrant. The warrant was valued at the time of grant on January 26, 2012, based on the Black-Scholes model, using the strike and market prices of $3.25 per share, the term of 10 years, volatility of 191% based on the closing price of the 50 trading sessions immediately preceding the grant and a discount rate as published by the Federal Reserve of 1.96%. At December 31, 2015, there was a total of $0 of unrecognized compensation expense related to future recognition of warrant-based compensation arrangements.

A summary of the status of the Company’s outstanding stock warrants at March 31, 2016 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Balance at December 31, 2015	2,021,308	$4.27	0.87
Granted	-	-	-
Cancelled	-	-	-
Forfeited	-	-	-
Exercised	-	$-	-
Balance at March 31, 2016	2,021,308	4.27	0.63

Warrants exercisable at March 31, 2016	2,021,308
Weighted average fair value of warrants granted during the period		$-

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

On March 11, 2016, the Company entered into an agreement with the remaining investor in the Company’s convertible debt issued on October 9, 2014 to revise the strike price of their warrant, which could be exercised for the purchase of 23,334 shares of Common Stock, in exchange for permanent waiver of certain consent rights held by the holder of the convertible debt. As a result of the amendment, the strike price was reduced from $4.125 to the lower of 1) $2.00 per share or 2) the same gross per share price as the Company sells shares of its Common Stock in any future public offering of the Company’s Common Stock.

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

On August 29, 2014, the Company entered into an executive employment agreement with Daniel Gelbtuch (“Gelbtuch Agreement”) pursuant to which Mr. Gelbtuch would serve as the Company’s Chief Marketing Officer. As part of the consideration, the Company agreed to grant Mr. Gelbtuch ten (10) year stock options to purchase an aggregate of 290,000 shares of Common Stock, with a strike price of $5.62 per share, vesting in thirty-six (36) equal installments on each monthly anniversary of the date of the Gelbtuch Agreement. Mr. Gelbtuch’s employment with the Company was terminated as of January 20, 2015 and the vested shares at that time remained available for Mr. Gelbtuch to exercise until January 20, 2016.  The option was valued based on the Black-Scholes model, using the strike and market prices of $5.62 per share, life of 6.5 years, volatility of 62% based on the average volatility of comparable companies over the prior 10-year period and a discount rate as published by the Federal Reserve of 1.95%.

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

On April 7, 2015 (the “Effective Date”), the Company entered into a consulting agreement (the “Consulting Agreement”) with Richard Chernicoff, a member of the Company’s Board of Directors, pursuant to which Mr. Chernicoff shall provide certain services to the Company, including serving as the interim General Counsel and interim General Manager of commercial product commercialization development. Pursuant to the terms of the Consulting Agreement, Mr. Chernicoff shall receive a monthly retainer of $27,000 and a ten-year stock option to purchase 280,000 shares of the Company’s Common Stock pursuant to the Company’s 2014 Plan. The stock options shall have an exercise price of $6.76 per share, the closing price of the Company’s common stock on the date immediately prior to the Board of Directors approval of such stock options and the options shall vest as follows: 25% of the option shall vest on the 12 month anniversary of the Effective Date and thereafter 2.083% on the 21st day of each succeeding calendar month for the following twelve months, provided Mr. Chernicoff continues to provide services (in addition to as a member of the Company’s Board of Directors) at the time of vesting. The option shall be subject in all respects to the terms of the 2014 Plan. Notwithstanding anything herein to the contrary, the remainder of the option shall be subject to the following as an additional condition of vesting: (A) options to purchase 70,000 shares of the Company’s Common Stock under the option shall not vest at all unless the price of the Company’s common stock while Mr. Chernicoff continues as an officer and/or director reaches $8.99 and (B) options to purchase 70,000 shares of the Company’s Common Stock under the option shall not vest at all unless the price of the Company’s common stock while Mr. Chernicoff continues as an officer and/or director reaches $10.14. For valuation purposes, the options were divided into two parts – the time-based vesting component and the performance-based vesting component. The time-based vesting component was valued based on the Black-Scholes model, using the strike and market prices of $6.76 per share, an expected term of 6.25 years, volatility of 53% based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve of 1.53%. The performance-based vesting component was valued based on the Monte Carlo Simulation model, using the strike and market prices of $6.76 per share, an expected term of 10.0 years, volatility of 61% based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve of 1.89%.

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

For the three months ended March 31, 2016 the Company recorded option-based compensation expenses of $550,436. A summary of the stock options as of March 31, 2016 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
Balance at December 31, 2015	3,383,267	$4.25	7.11
Granted	-	$-	-
Cancelled	-	$-	-
Forfeited	44,167	$6.45	6.31
Exercised	-	$-	-
Balance at March 31, 2016	3,339,100	$4.22	6.93

Options Exercisable at March 31, 2016	2,122,560
Options expected to vest	1,216,541
Weighted average fair value of options granted during the period		$-

Stock options outstanding at March 31, 2016 as disclosed in the above table have approximately $59,150 in intrinsic value at March 31, 2016.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Fortress Transaction

On January 29, 2015, the Company and certain of its subsidiaries (each a “Subsidiary”) entered into a series of Agreements including a Fortress Securities Agreement and a Subscription Agreement with DBD, an affiliate of Fortress, under which the Company sold to the purchasers: (i) $15,000,000 original principal amount of Senior Secured Notes (“Fortress Notes”), (ii) a right to receive a portion of certain proceeds from monetization net revenues received by the Company (after receipt by the Company of $15,000,000 of monetization net revenues and repayment of the Fortress Notes),  (the “Revenue Stream”), (iii) a five-year Fortress Warrant to purchase 100,000 shares of the Company’s Common Stock exercisable at $7.44 per share, subject to adjustment; and (iv) 134,409 shares of the Company’s Common Stock.  Under the Fortress Purchase Agreement, the Company has the right to require the purchasers to purchase an additional $5,000,000 of Notes (which will increase proportionately the Revenue Stream), subject to the achievement of certain milestones, and further contemplates that Fortress may, but is not obligated to, fund up to an additional $30,000,000, on equivalent economic terms.   The Company may use the proceeds to finance the monetization of its existing assets, provide further expansion capital for new acquisitions, to repay existing debt (including without limitation, the Company’s 11% convertible notes issued October 9, 2013 and for general working capital and corporate purposes.

Pursuant to the Purchase Agreement entered into on January 29, 2015, the Company issued to Fortress a Note in the original principal amount of $15,000,000 (the “Initial Note”). The Initial Note matures on July 29, 2018. If any additional Notes are issued pursuant to the Fortress Securities Purchase Agreement, the maturity date of such additional Fortress Notes shall be 42 months after issuance. The unpaid principal amount of the Initial Note (including any PIK Interest, as defined below) shall bear cash interest at a rate equal to LIBOR plus 9.75% per annum; provided that upon and during the continuance of an Event of Default (as defined in the Fortress Securities Purchase Agreement), the interest rate shall increase by an additional 2% per annum.  As of March 31, 2016, the twelve-month LIBOR USD rate was 1.21040%. Interest on the Initial Note shall be paid on the last business day of each calendar month (the “Interest Payment Date”), commencing January 31, 2015.  Interest shall be paid in cash except that 2.75% per annum of the interest due on each Interest Payment Date shall be paid-in-kind, by increasing the principal amount of the Notes by the amount of such interest, effective as of the applicable Interest Payment Date (“PIK Interest”).  PIK Interest shall be treated as added principal of the Initial Note for all purposes, including interest accrual and the calculation of any prepayment premium.

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

Office Lease

In October 2013, the Company entered into a net-lease for its current office space in Los Angeles, California.  The lease will commence on May 1, 2014 and runs for seven years through April 30, 2021, with monthly lease payment escalating each year of the lease.  In addition, to paying a deposit of $7,564 and the monthly base lease cost, the Company is required to pay pro rata share of operating expenses and real estate taxes.  Under the terms of the lease, the Company will not be required to pay rent for the first five months but must remain in compliance with the terms of the lease to continue to maintain that benefit.  In addition, the Company has a one-time option to terminate the lease in the 42th month of the lease.  Minimum future lease payments under this lease at March 31, 2016, for the next five years and thereafter are as follows:

2016 (Nine Months)	$51,669
2017	71,288
2018	74,540
2019	77,872
2020	81,336
Thereafter	27,504
Total	$384,209

NOTE 7 – SUBSEQUENT EVENTS

On April 18, 2016, a wholly-owned subsidiary of the Company entered into a settlement agreement under which the Company agreed to dismiss with prejudice certain pending litigation. Under the terms of the settlement the Company will book revenue on the amount of $24.9 million. A portion of the proceeds of the settlement will be paid to the original patent owner as well as contingent fees to counsel. In connection with the settlement, the parties have agreed to keep the additional terms of the settlement confidential. The Company believes that other voice recognition services also infringe patents involved in the settled action.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report on Form 10-Q (“Report”) and other written and oral statements made from time to time by us may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties.  Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning.  One can identify them by the fact that they do not relate strictly to historical or current facts.  These statements are likely to address our growth strategy, financial results and product and development programs.  One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward looking statements.  These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not.  No forward-looking statement can be guaranteed and actual future results may vary materially.

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

Overview

We acquire patents and patent rights from owners or other ventures and seek to monetize the value of the patents through litigation and licensing strategies, alone or with others.  Part of our acquisition strategy is to acquire or invest in patents and patent rights that cover a wide-range of subject matter which allows us to seek the benefits of a diversified portfolio of assets in differing industries and countries.  Generally, the patents and patent rights that we seek to acquire have large identifiable targets who are or have been using technology that we believe infringes our patents and patent rights.  We generally monetize our portfolio of patents and patent rights by entering into license discussions, and if that is unsuccessful, initiating enforcement activities against any infringing parties with the objective of entering into comprehensive settlement and license agreements that may include the granting of non-exclusive retroactive and future rights to use the patented technology, a covenant not to sue, a release of the party from certain claims, the dismissal of any pending litigation and other terms.  Our strategy has been developed with the expectation that it will result in a long-term, diversified revenue stream for the Company. As of March 31, 2016, we owned 327 U.S. and foreign patents and patent rights and 11 patent applications.

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

On July 18, 2013, we filed a certificate of amendment to our Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada in order to effectuate a reverse stock split of our issued and outstanding common stock, par value $0.0001 per share on a one (1) for thirteen (13) basis (the “Reverse Split”). The Reverse Split became effective with the FINRA at the open of business on July 22, 2013. As a result of the Reverse Stock Split, every thirteen shares of our pre-reverse split common stock was combined and reclassified into one share of our common stock. No fractional shares of common stock were issued as a result of the Reverse Split. Stockholders who otherwise would be entitled to a fractional share received the next highest number of whole shares.

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

Throughout this Report, each instance in which we refer to a number of shares of our Common Stock, the number refers to the number of shares of Common Stock after giving effect to the Reverse Split and the Dividend, unless otherwise indicated.

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

Principles of Consolidation

The consolidated financial statements are prepared in accordance with US GAAP and present the financial statements of the Company and our wholly-owned and majority owned subsidiaries.  In the preparation of our consolidated financial statements, intercompany transactions and balances are eliminated.

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

Intangible Assets - Patents

Intangible assets include patents purchased and patents acquired in lieu of cash in licensing transactions.  The patents purchased are recorded based on the cost to acquire them and patents acquired in lieu of cash are recorded at their fair market value.  The costs of these assets are amortized over their remaining useful lives. Useful lives of intangible assets are periodically evaluated for reasonableness and the assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may no longer be recoverable. The Company recorded an impairment charge to its intangible assets during the three months ended March 31, 2016 in the amount of $373,195 associated with the end of life of two of the Company’s portfolios, compared to no impairment charge during the three months ended March 31, 2015.

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

For the three months ended March 31, 2016 and March 31, 2015, the Company recorded no impairment charge to its goodwill.

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

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date. As stock-based compensation expense is recognized based on awards expected to vest, forfeitures are also estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the three months ended March 31, 2016, the expected forfeiture rate was 11.0%, which resulted in an expense of $14,785 recognized in the Company’s compensation expenses. The Company will continue to re-assess the impact of forfeitures if actual forfeitures increase in future quarters.

Liquidity and Capital Resources

At March 31, 2016, we had $1.4 million in cash and cash equivalents and a working capital deficit of $17.2 million.

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

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. Accordingly, the standard is effective for us on September 1, 2017 and we are currently evaluating the impact that the standard will have on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The standard requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. Accordingly, the standard is effective for us on September 1, 2019 using a modified retrospective approach. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

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

In May 2014, the Financial Accountings Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in US GAAP when it becomes effective and shall take effective on January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method and the early application of the standard is not permitted. The Company is presently evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures and has not yet selected a transition method.

There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Results of Operations

For the Three Months Ended March 31, 2016 and 2015

We generated revenues of $2,059,676 during the three months ended March 31, 2016 as compared to $4,093,869 during the three months ended March 31, 2015. For the three months ended March 31, 2016, this represented a decrease of $2,034,193 or 50%. Revenue for the three months ended March 31, 2016 and the three months ended March 31, 2015 were derived primarily from the issuance of one-time patent licenses, with the balance of the revenue coming from recurring royalties.

For the three months ended March 31, 2016, revenues from two settlement and license agreements accounted for approximately 93% of the Company’s total revenues and 100% of license revenues, whereas revenues from the largest five settlement and license agreements accounted for 87% of the Company’s total revenue and 92% of license revenues for the period ending March 31, 2015.

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

While the number of patents is not determinative of revenue, during the time that the Company’s merger with Uniloc was pending, the Company did not add to its patent portfolios and the Company determined that it had fully utilized some of its existing patent portfolios. As a result, the total number of patents declined. Following the termination of the merger, however, the Company aggressively began reviewing new portfolios with the intent to add to its patent holdings.

Direct cost of revenues during the three months ended March 31, 2016 amounted to $2,639,976 and for the three months ended March 31, 2015, the direct cost of revenues amounted to $4,328,165. For the three months ended March 31, 2015, this represented a decrease of $1,688,189 or 39%. Direct costs of revenue include contingent payments to patent enforcement legal costs, patent enforcement advisors and inventors as well as various non-contingent costs associated with enforcing the Company’s patent rights and otherwise in developing and entering into settlement and licensing agreements that generate the Company’s revenue.  For the three months ended March 31, 2016, the decline in the direct cost of revenues was associated with lower contingent counsel expenses and the termination as of September 30, 2015 of a fixed-fee engagement agreement with litigation counsel for numerous enforcement actions with trials held during the second and third quarters of 2015, offset by increased activity in Germany and France.

We incurred other operating expenses of $4,335,719 for the three months March 31, 2016 and $6,065,174 for the three months March 31, 2015.  For the three months ended March 31, 2016, this represented a decrease of $1,729,455 or 29%. These expenses primarily consisted of amortization of patents, general expenses, compensation to our officers, directors and employees, professional fees and consulting incurred in connection with the day-to-day operation of our business. Total other operating expenses declined for the three months ended March 31, 2016 relative to the same period in the prior year in virtually every category of expenses, with the largest decreases resulting from declines in expenses associated with patent amortization, compensation and consulting costs, offset by a patent impairment charge in the amount of $373,195 for the three months ended March 31, 2016 compared to no impairment charge for the three months ended March 31, 2015.

The operating expenses consisted of the following:

	Total Other Operating Expenses
	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015

Amortization of patents(1)	$2,025,899	$2,598,461
Compensation and related taxes (2)	1,033,346	1,581,074
Consulting fees (3)	280,776	896,543
Professional fees (4)	405,493	769,615
Other general and administrative (5)	217,010	219,481
Patent Impairment (6)	373,195	-
Total	$4,335,719	$6,065,174

Operating expenses for the three months ended March 31, 2016 and March 31, 2015 include non-cash operating expenses totaling $2,952,492 and $4,067,802, respectively. Non-cash operating expenses consisted of the following:

	Non-Cash Operating Expenses
	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015

Amortization of patents (1)	$2,025,899	$2,598,461
Compensation and related taxes (2)	424,807	637,308
Consulting fees (3)	117,691	813,248
Professional fees (4)	8,535	8,527
Other general and administrative (5)	1,652	10,258
Patent Impairment (6)	373,195	-
Total	$2,951,779	$4,067,802

(1)         Amortization of patents: Amortization expenses were $2,025,899 and $2,598,461 during the three months ended March 31, 2016 and 2015, respectively, a decrease of $572,562 or 22%. The decrease results from the expiration of some of the Company’s patents and lower book value associated with remaining patent portfolios following impairment charges taken over the last twelve months to some of the Company’s portfolios. When the Company acquires patents and patent rights, the Company capitalizes the cost of those assets and amortizes those costs over the remaining useful lives of the assets. All patent amortization expenses are non-cash expenses.

(2)         Compensation expense and related taxes: Compensation expense includes cash compensation and related payroll taxes and benefits, and non-cash equity compensation expenses. For the three months ended March 31, 2016 and 2015, respectively, compensation expense and related payroll taxes were $1,033,346 and $1,581,074, a decrease of $547,728 or 35%. The decrease in compensation primarily reflects bonuses earned and paid during the three months ended March 31, 2015, the termination of certain employees in 2015 and a decrease in non-cash equity-based compensation expenses. During the three months ended March 31, 2016 and 2015, we recognized non-cash employee and board equity-based compensation of $424,807 and $637,308, respectively.  The decline in non-cash equity-based compensation expenses during the three months ended March 31, 2016 compared to the same period in 2015 resulted from the termination of options in 2015 held by former employees and board members, completion of vesting of certain option grants issued when the Company’s stock was higher and smaller new grants to employees.

(3)         Consulting fees: For the three months ended March 31, 2016 and 2015, we incurred consulting fees of $280,776 and $896,543, respectively, a decrease of $615,767 or 69%. Consulting fees include both cash and non-cash related consulting fees primarily for investor relations and public relations services as well as other consulting services.  The decline in consulting fees for the three months ended March 31, 2016 compared to the same period in the prior year was primarily the result of higher non-cash equity-based compensation expenses provided to a consultant during the three months ended March 31, 2015.  During the three months ended March 31, 2016 and 2015, we recognized non-cash equity-based consulting fees of $117,691 and $813,248, respectively.  For the three months ended March 31, 2015, $750,328 of the non-cash equity based consulting expenses are non-recurring.

(4)         Professional fees:  For the three months ended March 31, 2016 and 2015, professional fees were $405,493 and $769,615, respectively, a decrease of $364,122 or 47%.  Professional fees primarily reflect the costs of professional outside accounting fees, legal fees and audit fees.  The decrease in professional fees for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 related to professional outside legal, accounting and audit fees resulting from a lower level of patent acquisition efforts during the pendency of the Uniloc merger agreement during the three months ended March 31, 2016 and the higher costs associated with closing the Fortress transaction during the three months ended March 31, 2015.  During the three months ended March 31, 2016 and 2015, we recognized non-cash equity based consulting of $8,535 and $8,527, respectively.

(5)         Other general and administrative expenses: For the three months ended March 31, 2016 and 2015, other general and administrative expenses were $228,636 and $219,481, respectively, an increase of $9,155 or 4%. General and administrative expenses reflect the other non-categorized operating costs of the Company and include expenses related to being a public company, rent, insurance, technology and other expenses incurred to support the operations of the Company.  The increase in general and administrative costs in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 resulted from an increase in these expenses, including opening an office in Germany, in support of the continued expansion of the operations of the Company.

(6)         Patent impairment: Based on the Company’s determination that the fair value of two of the Company’s portfolios were less than the carrying amounts, the Company took an impairment charge in the carrying value of the two portfolios in the amount of $373,195 for the three months ended March 31, 2016. There was no impairment charge during the comparable periods in 2015.

Operating Income (loss)

We reported operating income (loss) from continuing operations of $(4,916,019) for the three months ended March 31, 2016 and operating income (loss) of $(6,299,470), for the three months ended March 31, 2015. For the three months ended March 31, 2016, this represented a reduction in the operating loss in the amount of $1,383,451. The decreased loss from operations during the three months ended March 31, 2016 relative to the same period in 2015 was primarily decreases in expenses in almost all categories, offset by lower revenue.

Other Income (expenses)

Total other income (expenses) was $(1,002,445) for the three months ended March 31, 2016 and $(970,941) for the three months ended March 31, 2015. For the three months ended March 31, 2016, this represented a decrease in other income (expenses) of $31,504.  The principal component of the increase in the other income (loss) for the three months ended March 31, 2016 was an increase in interest expenses.

Income Tax Benefit

We recognized an income tax benefit in the amount of $2,025,048 for the three months ended March 31, 2016, compared to the recognition of an income tax benefit in the amount of $2,488,839 for the three months ended March 31, 2015.

Net Income (Loss)

We reported net income (loss) of $(3,893,413) for the three months ended March 31, 2016 and net income (loss) of $(4,781,572) for the three months ended March 31, 2015. For the three months ended March 31, 2016, this represented a reduction in the net loss in the amount of $888,159.

Non-GAAP Reconciliation

The Company incurred total net non-cash expenses in the amount of $1,533,763 and $2,197,909 for the three months ended March 31, 2016 and March 31, 2015, respectively. The details of those expenses and non-GAAP reconciliation of these non-cash items are set forth below:

	Non-GAAP Reconciliation
	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015
Net income (loss)	(3,893,413)	(4,781,572)
Non-GAAP
Amortization of intangible assets & depreciation	2,025,899	2,598,461
Equity-based compensation	551,033	1,459,083
Impairment of Intellectual Property	373,195	-
Change in Earn Out Liability	1,342	-
Non-cash interest expense	605,690	627,207
Deferred tax benefit	(2,025,048)	(2,497,100)
Other	1,652	10,258
Non-GAAP net income (loss)	(2,359,650)	(2,583,663)

The following table sets forth the computation of basic and diluted loss per share on a Non-GAAP basis:

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015
Non-GAAP net income (loss)	$(2,359,650)	$(2,583,663)

Denominator
Weighted Average Common Shares - Basic	14,967,141	13,868,811
Weighted Average Common Shares - Diluted	14,967,141	13,868,811

Non-GAAP earnings (Loss) per common share:
Non-GAAP income (Loss) - Basic	$(0.16)	$(0.19)
Non-GAAP income (Loss) - Diluted	$(0.16)	$(0.19)

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At March 31, 2016, the Company’s cash and cash equivalents balances totaled $1,420,390 compared to $2,555,151 at December 31, 2015.  The decrease in the cash balances of $1,134,761 resulted primarily from repayment of principal of debt to Fortress, offset by net cash provided by operations.

Net working capital declined by $4,978,230 to $(17,150,976) at March 31, 2016 from $(12,172,746) at December 31, 2015.  The decline in net working capital resulted primarily from a decline in current assets related to cash used to repay debt and an increase in current liabilities associated with an increase in accounts payable and accrued expenses and an increase in short-term debt classified as long-term debt in the prior reporting period.

Cash provided (used) in operating activities was $113,169 during the three months ended March 31, 2016 and cash provided (used) in operating activities of $(1,145,055) during the three months ended March 31, 2015.

Cash provided (used) in investing activities was $(2,097) for the three months ended March 31, 2016 compared to $(37,147) cash used in invested activities for the three months ended March 31, 2015. The use of cash during the three months ended March 31, 2016 and the three months ended March 31, 2015 was solely related to the purchases of property, equipment and other non-patent intangible assets.

Cash provided (used) in financing activities was $(1,248,440) during the three months ended March 31, 2016 compared to cash provided by financing activities in the amount of $5,568,750 during the three months ended March 31, 2015.  Cash used in financing activities for the three months ended March 31, 2016 resulted from the repayment of Fortress debt and cash provided by financing activities for the three months ended March 31, 2015 resulted from the transaction entered into with Fortress on January 29, 2015, less repayment of general and patent portfolio acquisition debt, of equal or shorter terms, incurred during 2014.

Management believes that the balance of cash and cash equivalents of $1,420,390 at March 31, 2016, combined with licensing activity during the three months ended June 30, 2016, is sufficient to continue to fund the Company’s current operations.  However, the Company’s operations are subject to various risks and there is no assurance that changes in the operations of the Company will not require the Company to raise additional cash sooner than planned in order to continue uninterrupted operations.  In that event, the Company would seek to raise additional capital from the sale of the Company’s securities, from borrowing or from other sources.  Should the Company seek to raise capital from the issuances of its securities, such transactions would be subject to the risks of the market for the Company’s securities at the time.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 31, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to our limited internal audit function, our Disclosure Controls were not effective as of March 31, 2016, such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and out Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of business, we actively pursue legal remedies to enforce our intellectual property rights and to stop unauthorized use of our technology. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder, are adverse to the Company or has a material interest adverse to us.

In the normal course of our business of patent monetization, it is generally necessary for us to initiate litigation in order to commence the process of protecting our patent rights. Such litigation is expected to lead to a monetization event. Accordingly, we are, and in the future expect to become, a party to ongoing patent enforcement related litigation alleging infringement by various third parties of certain patented technologies owned and/or controlled by us. Litigation is commenced by and managed through the subsidiary that owns the related portfolio of patents or patent rights. In connection with our enforcement activities, we are currently involved in multiple patent infringement cases. As of March 31, 2016, the Company is involved in a total of 28 lawsuits against defendants in the following jurisdictions:

United States
District of Delaware	8
Central District of California	5
Eastern District of Michigan	1
Northern District of New York	1
US Court of Appeals for the Federal Circuit	3

Foreign
Germany	9
France	1

Item 1A.  Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Certain officers of the Company have received stock grants and / or options in 3D Nanocolor Corp. (“3D Nano”), a wholly-owned subsidiary of the Company, pursuant to 3D Nano’s 2016 Equity Incentive Plan.

Item 6. Exhibits.

10.1	Termination Agreement dated February 22, 2016 of Business Combination Agreement dated August 14, 2015

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.ins	XBRL Instance Document**
101.sch	XBRL Taxonomy Schema Document**
101.cal	XBRL Taxonomy Calculation Document**
101.def	XBRL Taxonomy Linkbase Document**
101.lab	XBRL Taxonomy Label Linkbase Document**
101.pre	XBRL Taxonomy Presentation Linkbase Document**

* Furnished herewith

** Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2016

MARATHON PATENT GROUP, INC.

By:	/s/ Doug Croxall
Name: Doug Croxall
Title: Chief Executive Officer and Chairman
(Principal Executive Officer)

By:	/s/ Francis Knuettel II
Name: Francis Knuettel II
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)