Form 10-Q
period 2016-06-30
Marathon Patent Group, Inc.
filed 2016-08-15
CIK 1507605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 15,047,141 shares of common stock are issued and outstanding as of August 10, 2016.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, “Marathon Patent Group, Inc.,” “we,” “us,” “our” and similar terms refer to Marathon Patent Group, Inc., a Nevada corporation, and subsidiaries.

Item 1. Financial Statements

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash	$7,158,779	$2,555,151
Accounts receivable - net of allowance for bad debt of $387,976 and $375,750 for June 30, 2016 and December 31, 2015	128,337	136,842
Bonds posted with courts	2,383,069	1,748,311
Prepaid expenses and other current assets, net of discounts of $3,103 for June 30, 2016 and $3,414 for December 31, 2015	177,745	338,598
Total current assets	9,847,930	4,778,902

Other assets:
Property and equipment, net of accumulated depreciation of $87,662 and $67,052 for June 30, 2016 and December 31, 2015	46,977	61,297
Intangible assets, net of accumulated amortization of $18,013,247 and $15,557,353 for June 30, 2016 and December 31, 2015	23,488,453	25,457,639
Deferred tax assets	8,893,421	12,437,741
Other non current assets, net of discounts of $3,279 and $4,831 for June 30, 2016 and December 31, 2015	204,721	9,169
Goodwill	4,453,945	4,482,845
Total other assets	37,087,517	42,448,691

Total Assets	$46,935,447	$47,227,593

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,142,186	$6,534,825
Clouding IP earn out - current portion	-	33,646
Notes payable, net of discounts of $788,320 and $730,945 for June 30, 2016 and December 31, 2015	8,793,806	10,383,177
	14,935,992	16,951,648

Long-term liabilities
Notes payable, net of discount of $1,016,198 and $1,425,167 for June 30, 2016 and December 31, 2015	9,027,798	12,223,884
Clouding IP earn out	3,147,054	3,281,238
Deferred tax liability	789,690	1,044,997
Revenue share liability	1,000,000	1,000,000
Other long term liability	47,549	50,084
Total long-term liabilities	14,012,091	17,600,203

Total liabilities	28,948,083	34,551,851

Stockholders’ Equity:
Preferred stock Series B, $.0001 par value, 50,000,000 shares authorized: 782,004 and 782,004 issued and outstanding at June 30, 2016 and December 31, 2015	78	78
Common stock, $.0001 par value; 200,000,000 shares authorized; 15,047,141 and 14,867,141 at June 30, 2016 and December 31, 2015	1,505	1,487
Additional paid-in capital	44,422,717	43,217,513
Accumulated other comprehensive income (loss)	(1,168,556)	(1,265,812)
Accumulated deficit	(25,264,658)	(29,277,524)

Total Marathon Patent Group, Inc. stockholders’ equity	17,991,086	12,675,742

Noncontrolling Interest	(3,722)	-

Total Stockholders’ Equity	17,987,364	12,675,742

Total liabilities and stockholders’ equity	$46,935,447	$47,227,593

The accompanying notes are an integral part to these unaudited consolidated financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For The	For The	For The	For The
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$34,349,762	$1,368,986	$36,409,438	$5,462,855

Expenses
Cost of revenues	15,467,763	3,860,210	18,107,740	8,188,375
Amortization of patents and website	1,961,411	3,029,000	3,987,310	5,627,461
Compensation and related taxes	1,120,924	1,087,058	2,154,270	2,668,132
Consulting fees	364,836	329,081	645,612	1,225,624
Professional fees	498,212	578,920	903,705	1,348,535
General and administrative	223,130	284,976	428,513	504,457
Goodwill impairment	83,000	-	83,000	-
Patent impairment	620,696	766,498	993,890	766,498
Total operating expenses	20,339,972	9,935,743	27,304,040	20,329,082

Operating income (loss)	14,009,790	(8,566,757)	9,105,398	(14,866,227)

Other income (expenses)
Other income (expense)	(17,745)	7,439	(31,532)	7,439
Foreign exchange gain (loss)	(69,201)	1,899	(62,223)	(37,503)
Change in fair value adjustment of Clouding IP earn out	169,172	2,304,301	167,830	2,304,301
Interest income	931	-	1,862	2
Interest expense	(844,407)	(1,577,083)	(1,851,256)	(2,508,623)
Total other income (expenses)	(761,250)	736,556	(1,775,319)	(234,384)

Income (loss) before income tax benefit (expense)	13,248,540	(7,830,201)	7,330,079	(15,100,611)

Income tax benefit (expense)	(5,345,983)	3,327,505	(3,320,935)	5,816,344

Net income (loss)	7,902,557	(4,502,696)	4,009,144	(9,284,267)

Net (income) loss attributable to noncontrolling interests	3,722	-	3,722	-

Net income (loss) attrributable to Marathon Patent Group, Inc. common shareholders	$7,906,279	$(4,502,696)	$4,012,866	$(9,284,267)

Income (loss) per common share:
Basic	$0.53	$(0.32)	$0.27	$(0.67)
Fully Diluted	$0.49	$(0.32)	$0.25	$(0.67)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	14,994,697	13,998,563	14,980,919	13,937,872
Fully Diluted	16,031,564	13,998,563	16,017,786	13,937,872

Other income (loss)
Foreign currency translation adjustments	$(150,171)	$319,905	$97,256	$(630,334)

The accompanying notes are an integral part to these unaudited consolidated financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The	For The
	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$4,009,144	$(9,284,267)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,710	3,758
Amortization of patents and website	3,987,310	5,627,461
Deferred tax asset	3,547,856	(5,307,139)
Deferred tax liability	(275,490)	(509,207)
Impairment of intangible assets	993,890	766,498
Impairment of goodwill	83,000	-
Stock based compensation	1,062,200	1,413,724
Stock issued for services	136,000	750,334
Non-cash interest, discount, and financing costs	664,182	1,625,322
Change in fair value of Clouding earnout	(167,830)	(2,304,301)
Allowance for doubtful accounts	12,226	-
Other non-cash adjustments	(104,899)	14,980
Changes in operating assets and liabilities
Bonds posted with courts	(518,455)	-
Accounts receivable	(2,718)	(487,328)
Prepaid expenses and other assets	165,301	51,455
Accounts payable and accrued expenses	(469,660)	2,046,662

Net cash provided by (used in) operating activities	13,124,767	(5,592,048)

Cash flows from investing activities:
Acquisition of patents	(1,150,000)	-
Purchase of property, equipment, and other intangible assets	(6,291)	(20,668)
Net cash provided by (used in) investing activities	(1,156,291)	(20,668)

Cash flows from financing activities:
Payment on note payable in connection with the acquisition of Medtech and Orthophoenix	(2,953,779)	(4,200,000)
Payment on note payable in connection with the acquisition of Orthophoenix	-	(5,000,000)
Payment on note payable in connection with the acquisition of Sarif	-	(276,250)
Payment on note payable in connection with the acquisition of IP Liquidity	-	(1,109,375)
Payment on note payable in connection with the acquisition of Dynamic Advances	-	(2,624,375)
Payment on MdR Escrow TLI	-	(50,000)
Cash received upon issuance of notes payable (net of issuance costs)	-	19,600,000
Payment on Fortress note payable	(3,973,854)	-
Cash received upon exercise of warrants	-	18,751
Repayment of convertible notes payable	-	(5,050,000)
Payment on note payable	(437,070)	705,093
Net cash provided by (used in) financing activities	(7,364,703)	2,013,844

Effect of exchange rate changes on cash	(145)	3,545

Net increase (decrease) in cash	4,603,628	(3,595,327)

Cash at beginning of period	2,555,151	5,082,569

Cash at end of period	$7,158,779	$1,487,242

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest expense	$1,187,074	$805,106
Taxes paid	$27,682	$14,662
Loan fees	$-	$400,000
Cash invested in 3DNano	$115,000	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in conjunction with note payable	$-	$1,000,000
Warrant issued in conjunction with note payable	$-	$318,679
Revenue share liability incurred in conjunction with note payable	$-	$1,000,000
Convertible debt warrant repricing	$6,425	$-
Note payable issuance in conjunction with the acquisition of Munitech patents	$1,750,000	$-
Non-cash interest increase in debt assumed in the Orthophoenix acquisition	$-	$750,000
Note payable issuance in conjunction with the acquisition of BATO patents	$-	$10,000,000

The accompanying notes are an integral part to these unaudited consolidated financial statements.

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

Marathon is an IP licensing and commercialization company. The Company acquires and manages IP rights from a variety of sources, including large and small corporations, universities and other IP owners. Marathon has a global focus on IP acquisition and management. The Company’s commercialization division is focused on the full commercialization lifecycle which includes discovering opportunities, performing due diligence, providing capital, managing development, protecting and developing IP, assisting in execution of the business plan, and realizing shareholder value.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The unaudited consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and present the consolidated financial statements of the Company and its wholly-owned subsidiaries. In the preparation of consolidated financial statements of the Company, all intercompany transactions and balances were eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s consolidated financial position as of June 30, 2016, the results of operations for the three and six months ended June 30, 2016 and the cash flows for the six months ended June 30, 2016 have been included. The results of operations and cash flows for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year. Other than where noted, the accounting policies and procedures employed in the preparation of these consolidated financial statements have been derived from the audited consolidated financial statements of the Company for the year ended December 31, 2015, which are contained in Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2016. The consolidated balance sheet as of December 31, 2015 was derived from those financial statements.

Cash

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. The Company’s accounts held at this institution, up to a limit of $250,000, are insured by the Federal Deposit Insurance Corporation (“FDIC”). As of June 30, 2016, the Company had bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management include, but are not limited to, estimating the useful lives of patent assets, the assumptions used to calculate fair value of warrants and options granted, goodwill impairment, intangible asset impairment, realization of long-lived assets, deferred income taxes, unrealized tax positions and business combination accounting.

Accounts Receivable

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote.  At June 30, 2016 and December 31, 2015, the Company had recorded an allowance for bad debts in the amounts of $387,976 and $375,750, respectively.  Accounts receivable-net at June 30, 2016 and December 31, 2015, amounted to $128,337 and $136,842, respectively. As of June 30, 2016, there were no accounts receivable related to the issuance of one-time licenses, accounts receivable related to recurring royalties represented approximately 80% of total accounts receivable and the remainder of the accounts receivable is primarily related to trade receivables primarily associated with the terminated Uniloc merger. As of December 31, 2015, accounts receivable related to one license accounted for approximately 54% of the Company’s total accounts receivable and accounts receivable related to recurring royalties represented 46% of total accounts receivable. As of June 30, 2016, accounts receivable represented less than 1% of revenues for the three months ended June 30, 2016 and as of December 31, 2015, accounts receivable represented 2% of revenues for the three months ended December 31, 2015.

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

Revenues from the five largest licenses accounted for approximately 99% of the Company’s operating revenues for the three months ended June 30, 2016 and revenue from the five largest licenses accounting for 63% of the revenue for the three months ended June 30, 2015 as set forth below.

For the Three Months Ended June 30, 2016			For the Three Months Ended June 30, 2015
Licensor	License Amount	% of Revenue	Licensor	License Amount	% of Revenue
Dynamic Advances, LLC	$24,900,000	72%	Sarif Biomedical LLC	$325,000	24%
Orthophoenix, LLC	$4,500,000	13%	Selene Communication Technologies, LLC	$150,000	11%
Orthophoenix, LLC	$3,750,000	11%	E2E Processing, Inc.	$140,000	10%
Orthophoenix, LLC	$600,000	2%	MedTech GmbH	$131,420	9%
Signal IP, Inc.	$310,000	1%	E2E Processing, Inc.	$120,000	9%
	Total	99%		Total	63%

The remainder of the revenue is attributable to smaller licenses and running royalties in the Company’s Medtech portfolio.

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

In connection with our enforcement activities, we are currently involved in multiple patent infringement cases. As of June 30, 2016, the Company is involved in a total of 18 lawsuits against defendants in the following jurisdictions:

United States
District of Delaware	5
Central District of California	1
Eastern District of Michigan	1
US Court of Appeals for the Federal Circuit	2

Foreign
Germany	9

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

Also, due to the fact that the settlement element and license element for past and future use are the major central business, the Company does not present these two elements as different revenue streams in its statement of operations. The Company does not expect to provide licenses that do not provide some form of settlement or release. The Company derived approximately 100% and 99% of its revenues for the three and six months ended June 30, 2016, respectively, from the one-time issuance of non-recurring, non-exclusive, non-assignable licenses for certain of the Company’s patents, with the balance comprised of recurring royalties and approximately 79% and 91% of its revenues for the three and six months ended June 30, 2015, respectively, from the one-time issuance of non-recurring, non-exclusive, non-assignable licenses for certain of the Company’s patents, with the balance comprised of recurring royalties.

The Company’s subsidiaries entered into 9 and 11 new license agreements that generated revenue during the three and six months ended June 30, 2016, respectively.

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

Prepaid Expenses, Bonds Posted and Other Current Assets

Prepaid expenses and other current assets of $177,745 and $338,598 at June 30, 2016 and December 31, 2015, respectively, consist primarily of costs paid for future services, which will occur within a year. Prepaid expenses include prepayments in cash and equity instruments for public relation services, business advisory, consulting, and prepaid insurance, which are being amortized over the terms of their respective agreements.

In addition, the Company had outstanding litigation bonds in the amount of $2,383,069 and $1,748,311 at June 30, 2016 and December 31, 2015, respectively. These bonds were entered into in Germany after the successful ruling by the court in first instance trials related to some of the Company’s patents in German courts. The difference in the balance of the litigation bonds at June 30, 2016 compared to December 31, 2015 is attributable to $6,092 in currency translation impact, the return of $359,960 in bonds related to the litigation against Schrader and TRW, which were resolved in the fourth quarter of 2015 and returned in January and the placing of bonds in Germany related to the TLI litigations in the amount of $1,000,810.  The Company has filed the requisite documents with the court in Germany for the return of the Medtech bond now that the litigation against Stryker has been resolved.

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

Clouding IP earn out liability was determined to be a Level 3 liability, which requires the remeasurement of fair value at each period end by using discounted cash flow analysis using unobservable inputs, such as revenue and expenses forecasts, timing of proceeds, and a discount rate. Based on the remeasurement of fair value as of June 30, 2016, the Company determined that the Clouding IP earn out liability was $0 for current portion and $3,147,054 for the long-term portion, which resulted in gain from change in fair value of $169,172 and $167,830 for three and six months ended June 30, 2016, respectively and a gain from exchange in fair value adjustment of $2,304,301 for both the three and six months ended June 30, 2015.

Under certain circumstances related to litigations in Germany, the Company is either required to or may decide to enter into a bond with the courts. As of June 30, 2016 and December 31, 2015, the Company had outstanding bonds in the amount of $2,383,069 and $1,748,311, respectively. The Company adjusted the value as of June 30, 2016 of the bonds to reflect changes to the exchange rate between the Euro and the US Dollar.

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

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion and examination by a taxing authority without being legally extinguished. For a tax position considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The federal and state income tax returns of the Company are subject to examination by the Internal Revenue Service and state taxing authorities, generally for three years after they were filed. The Company is in the process of filing the 2015 tax returns. After review of the 2015 financial statements and the results of operations through June 30, 2016, the Company has recorded a deferred tax asset in the amount of $8,893,421, from which the Company expects to realize benefits in the future, and a deferred tax liability of $789,690.

The Company files U.S. and state income tax returns with varying statutes of limitations. The 2011 through 2014 tax years generally remain subject to examination by federal and state tax authorities.

Basic and Diluted Net Earnings (Loss) per Share

Net earnings (loss) per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding during the period. The Company has options to purchase 3,684,817 shares of common stock and warrants to purchase 710,518 shares of common stock outstanding at June 30, 2016, which were included in the computation of diluted shares outstanding.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	For the Three Months Ended June 30, 2016	For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015
Net income (loss) attributable to Marathon Patent Group, Inc. common shareholders	7,906,279	(4,502,696)	4,012,866	(9,284,267)

Denominator
Weighted Average Common Shares - Basic	14,994,697	13,998,563	14,980,919	13,937,872
Weighted Average Common Shares - Diluted	16,031,564	13,998,563	16,017,786	13,937,872

Earnings (Loss) per common share:
Income (Loss) - Basic	$0.53	$(0.32)	$0.27	$(0.67)
Income (Loss) - Diluted	$0.49	$(0.32)	$0.25	$(0.67)

Intangible Assets

Intangible assets include patents purchased and patents acquired in lieu of cash in licensing transactions. The patents purchased are recorded based on the cost to acquire them and patents acquired in lieu of cash are recorded at their fair market value. The costs of these assets are amortized over their remaining useful lives. Useful lives of intangible assets are periodically evaluated for reasonableness and the assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may no longer be recoverable. The Company recorded an impairment charge to its intangible assets during the three months ended June 30, 2016 in the amount of $620,696 associated with the end of life of one of the Company’s portfolios, compared to an impairment charge in the amount of $766,498 during the three months ended June 30, 2015 associated with the reduction in the carrying value of one the Company’s portfolios. Further, the Company recorded an impairment charge to its intangible assets during the six months ended June 30, 2016 in the amount of $993,890 associated with the end of life of three of the Company’s portfolios, compared to an impairment charge during the six months ended June 30, 2015 in the amount of $766,498 associated with the reduction in the carrying value of one the Company’s portfolios.

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

For the three and six months ended June 30, 2016 the Company recorded an impairment charge to its goodwill in the amount of $83,000 and $83,000, respectively.  For the three and six months ended June 30, 2015 the Company recorded an impairment charge to its goodwill in the amount of $0 and $0, respectively.  The impairment charge to goodwill for the three and six months ended June 30, 2016 resulted from the determination to end of life one of the Company’s portfolios.

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

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date. As stock-based compensation expense is recognized based on awards expected to vest, forfeitures are also estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For both the three and six months ended June 30, 2016, the expected forfeiture rate was 11.03%, which resulted in an expense of $12,477 and $27,262 for the three and six months ended June 30, 2016, respectively, recognized in the Company’s compensation expenses. For both the three and six months ended June 30, 2015, the expected forfeiture rate was 12.8%, which resulted in an expense of $5,947 and $6,670 for the three and six months ended June 30, 2015, respectively, recognized in the Company’s compensation expenses. The Company will continue to re-assess the impact of forfeitures if actual forfeitures increase in future quarters.

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

Munitech S.a.r.l.

On June 27, 2016, Munitech S.a.r.l. (“Munitech”), a Luxembourg limited liability company and newly formed wholly-owned subsidiary of the Company, entered into two Patent Purchase Agreements (the “PPA” or together, the “PPAs”) to purchase 221 patents from Siemens Aktiengesellschaft (“Siemens”). The patents purchased by Munitech relate to W-CDMA and GSM cellular technology and cover all the major global economies including China, France, Germany, the United Kingdom and the United States. Significantly, many of the patent families have been declared to be Standard Essential Patents (“SEPs”) with the European Telecommunications Standard Institute (“ETSI”) and/or the Association of Radio Industries and Businesses (“ARIB”) related to Long Term Evolution (“LTE”), Universal Mobile Telecommunications System (“UMTS”), and/or General Packet Radio Service (“GPRS”).

Pursuant to the terms of the PPAs, Munitech (i) paid Siemens $1,150,000 in cash upon closing and (ii) agreed to two future payments, one in the amount of $1,000,000 payable on December 31, 2016 and the second in the amount of $750,000 payable on September 30, 2017.

After evaluating the facts and circumstances of the purchase, the Company determined that this was an asset purchase. In coming to its conclusion, the Company reviewed the status of the assets, the historical activity and the absence of any employees, licensing acitivty, vendors associated with the patents, any royalties, and any other assets other than the patents.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets of the Company, including adjustments for currency translation adjustments, consisted of the following:

	June 30, 2016	December 31, 2015

Intangible Assets	$41,501,700	$41,014,992
Accumulated Amortization & Impairment	(18,013,247)	(15,557,353)
Intangible assets, net	$23,488,453	$25,457,639

Other than the Company’s website as set forth in the table above, intangible assets are comprised of patents with estimated useful lives between approximately 1 to 15 years. The website was determined to have an estimated useful life of 3 years. Once placed in service, the Company will amortize the costs of intangible assets over their estimated useful lives on a straight-line basis.  Costs incurred to acquire patents, including legal costs, are also capitalized as long-lived assets and amortized on a straight-line basis with the associated patent. Amortization of patents is included in operating expenses as reflected in the accompanying consolidated statements of operations. The Company recorded an impairment charge to its intangible assets during the three months ended June 30, 2016 in the amount of $620,696 associated with the end of life of one of the Company’s portfolios, compared to an impairment charge during the three months ended June 30, 2015 in the amount of $766,498 associated with the reduction in the carrying value of one the Company’s portfolios.  Further, the Company recorded an impairment charge to its intangible assets during the six months ended June 30, 2016 in the amount of $993,890 associated with the end of life of three of the Company’s portfolios, compared to an impairment charge during the six months ended June 30, 2015 in the amount of $766,498 associated with the reduction in the carrying value of one the Company’s portfolios.

Patent and website amortization expense for the three and six months ended June 30, 2016 was $1,961,411 and $3,987,310, respectively and patent and website amortization expense for the three and six months ended June 30, 2015 was $3,029,000 and $5,627,461, respectively, net of foreign currency translation adjustments. Future amortization of intangible assets, net of foreign currency translation adjustments is as follows:

2016	$3,549,245
2017	5,353,788
2018	3,837,203
2019	3,021,115
2020	2,297,210
2021 and thereafter	5,429,892
Total	$23,488,453

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

-      In June 2016, we acquired two patent portfolios from Siemens covering W-CDMA and GSM cellular technology.

As of June 30, 2016, the Company’s patent portfolios consist of 545 U.S. and foreign patents and patent rights and 69 patent applications. In the aggregate, the earliest date for expiration of a patent in the Company’s patent portfolio is past (the patent is expired, but patent rules allow for six year look-back for royalties), the median expiration date for patents in the Company’s portfolio is June 17, 2017, and the latest expiration date for a patent in any of the Company’s patent portfolios is May 29, 2032.  A summary of the Company’s patent portfolios is as follows:

Subsidiary	Number of Patents	Earliest Expiration Date	Median Expiration Date	Latest Expiration Date	Subject Matter
Bismarck IP Inc.	17	09/15/16	08/02/16	01/22/18	Communication and PBX equipment
Clouding Corp.	61	Expired	08/06/21	03/29/29	Network and data management
CRFD Research, Inc.	5	05/25/21	09/17/21	08/19/23	Web page content translator and device-to-device transfer system
Cyberfone Systems, LLC	35	Expired	09/15/15	06/07/20	Telephony and data transactions
Dynamic Advances, LLC	4	Expired	10/02/17	03/06/23	Natural language interface
E2E Processing, Inc.	4	04/27/20	11/17/23	07/18/24	Manufacturing schedules using adaptive learning
Hybrid Sequence IP, Inc.	2	Expired	09/09/16	07/17/17	Asynchronous communications
IP Liquidity Ventures, LLC	3	Expired	06/06/15	06/06/15	Pharmaceuticals / tire pressure systems
Loopback Technologies, Inc.	10	Expired	08/05/16	08/27/22	Automotive
Medtech Group Acquisition Corp.	131	Expired	06/28/19	08/09/29	Medical technology
Munitch IP S.a.r.l	221	9/16/2018	6/21/2026	5/29/1932	W-CDMA and GSM cellular technology
Relay IP, Inc.	1	Expired	Expired	Expired	Multicasting
Sampo IP, LLC	3	03/13/18	12/01/19	11/16/23	Centrifugal communications
Sarif Biomedical LLC	4	Expired	Expired	Expired	Microsurgery equipment
Signal IP, Inc.	7	Expired	12/01/15	08/06/22	Automotive
TLI Communications, LLC	6	06/17/17	06/17/17	06/17/17	Telecommunications
Vantage Point Technology, Inc.	31	Expired	05/31/16	03/09/18	Computer networking and operations
		Median	06/17/17

On May 16, 2016, the Company assigned the Selene patents to SRI International, the original owner, following the Company’s decision to end of life the enforcement action related to the Selene portfolio. In addition, the carrying value is $0 on the Company’s books for both of the Sampo IP, LLC and Cyberfone Systems, LLC portfolios.

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

On May 11, 2016, the Company entered into a consulting agreement with the Cooper Law Firm, LLC (“Cooper”), pursuant to which the Company agreed to issue 80,000 shares of the Company’s Common Stock. In connection with this transaction, the Company valued the shares at the quoted market price on the date of grant at $1.70 per share or $136,000. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

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

On January 29, 2015, the Company and certain of its subsidiaries entered into a series of Agreements including a Securities Purchase Agreement (“Fortress Purchase Securities Agreement”) with DBD, an affiliate of Fortress, under which the Company issued a five-year warrant (“Fortress Warrant”) to purchase 100,000 shares of the Company’s Common Stock exercisable at $7.44 per share, subject to adjustment.  The Company reviewed the instruments in the context of ASC 480 and determined that the convertible notes should be recorded as a liability, the warrants should be recorded as equity and analyzed the conversion feature and bifurcation pursuant to ASC 815 and ASC 470, respectively, to determine that the was no beneficial conversion feature and that the conversion feature should not be bifurcated.

During the year ended December 31, 2015, warrants to purchase 5,000 shares of Common Stock were exercised and no warrants to purchase shares of Common Stock were forfeited.

During the three and six months ended June 30, 2015, the Company recorded stock based compensation expense of $0 and $3,465 in connection with the vested warrants associated with one warrant-based compensatory grant, compared to no compensation expenses for the three and six months ended June 30, 2016 associated with this warrant. The warrant was valued at the time of grant on January 26, 2012, based on the Black-Scholes model, using the strike and market prices of $3.25 per share, the term of 10 years, volatility of 191% based on the closing price of the 50 trading sessions immediately preceding the grant and a discount rate as published by the Federal Reserve of 1.96%. At December 31, 2015, there was a total of $0 of unrecognized compensation expense related to future recognition of warrant-based compensation arrangements.

A summary of the status of the Company’s outstanding stock warrants at June 30, 2016 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Balance at December 31, 2015	2,021,308	$4.27	0.87
Granted	-	-	-
Cancelled	1,310,790	$3.44	-
Forfeited	-	-	-
Exercised	-	$-	-
Balance at June 30, 2016	710,518	5.80	1.28

Warrants exercisable at June 30, 2016	710,518
Weighted average fair value of warrants granted during the period		$-

At various times during the three months ended June 30, 2016, warrants issued in conjunction with financings entered into by the Company in May 2013 and May 2014 were cancelled as they passed their expiration dates unexercised.

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

Common Stock Options

On April 15, 2014, the Company issued a new board member a five-year option to purchase an aggregate of 20,000 shares of the Company’s Common Stock with an exercise price of $3.295 per share, subject to adjustment, which shall vest in twelve (12) monthly installments commencing on the date of grant. The option was valued based on the Black-Scholes model, using the strike and market prices of $3.295 per share, life of three years, volatility of 51% based on the closing price of the 50 trading sessions immediately preceding the grant and a discount rate as published by the Federal Reserve of 0.84%.

On May 14, 2014, the Company issued existing employees, ten -year options to purchase an aggregate of 80,000 shares of the Company’s Common Stock with an exercise price of $4.165 per share, subject to adjustment, which shall vest in three (3) annual installments, with 33% vesting on the first anniversary of the date of grant, 33% on the second anniversary of the date of grant and 34% on the third anniversary of the date of grant. The options were valued based on the Black-Scholes model, using the strike and market prices of $4.165 per share, life of 6.5 years, volatility of 63% based on the closing price of the 50 trading sessions immediately preceding the grant and a discount rate as published by the Federal Reserve of 1.97%.

On May 14, 2014, the Company issued to consultants, five-year options to purchase an aggregate of 160,000 shares of the Company’s Common Stock with an exercise price of $4.165 per share, subject to adjustment, which shall vest in three (3) annual installments, with 33% vesting on the first anniversary of the date of grant, 33% on the second anniversary of the date of grant and 34% on the third anniversary of the date of grant. The options were valued based on the Black-Scholes model, using the strike and market prices of $4.165 per share, life of 3.5 years, volatility of 50% based on the closing price of the 50 trading sessions immediately preceding the grant and a discount rate as published by the Federal Reserve of 1.00%.

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

On August 29, 2014, the Company entered into an executive employment agreement with Daniel Gelbtuch (“Gelbtuch Agreement”) pursuant to which Mr. Gelbtuch would serve as the Company’s Chief Marketing Officer. As part of the consideration, the Company agreed to grant Mr. Gelbtuch a ten-year stock option to purchase an aggregate of 290,000 shares of Common Stock, with a strike price of $5.62 per share, vesting in thirty-six (36) equal installments on each monthly anniversary of the date of the Gelbtuch Agreement. Mr. Gelbtuch’s employment with the Company was terminated as of January 20, 2015 and the vested shares at that time remained available for Mr. Gelbtuch to exercise until January 20, 2016.  The option was valued based on the Black-Scholes model, using the strike and market prices of $5.62 per share, life of 6.5 years, volatility of 62% based on the average volatility of comparable companies over the prior 10-year period and a discount rate as published by the Federal Reserve of 1.95%.

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

On October 31, 2014, the Company issued existing employees, ten-year options to purchase an aggregate of 680,000 shares of the Company’s Common Stock with an exercise price of $6.40 per share, subject to adjustment, which shall vest in twenty-four (24) equal installments on each monthly anniversary. The options were valued based on the Black-Scholes model, using the strike and market prices of $6.40 per share, an expected term of 5.75 years, volatility of 53% based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve of 1.78%.

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

On March 6, 2015 the Company issued a new board member a five-year option to purchase an aggregate of 20,000 shares of the Company’s Common Stock with an exercise price of $7.37 per share, subject to adjustment, which shall vest in twelve (12) equal installments on each monthly anniversary of the grant. The options were valued based on the Black-Scholes model, using the strike and market prices of $7.37 per share, an expected term of 3.00 years, volatility of 41% based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve of 1.16%.

On March 18, 2015 the Company issued a new board member a five-year option to purchase an aggregate of 20,000 shares of the Company’s Common Stock with an exercise price of $6.61 per share, subject to adjustment, which shall vest in twelve (12) equal installments on each monthly anniversary of the grant. The options were valued based on the Black-Scholes model, using the strike and market prices of $6.61 per share, an expected term of 3.00 years, volatility of 41% based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve of 0.92%.

On April 7, 2015 (the “Effective Date”), the Company entered into a consulting agreement (the “Consulting Agreement”) with Richard Chernicoff, a member of the Company’s Board of Directors, pursuant to which Mr. Chernicoff shall provide certain services to the Company, including serving as the interim General Counsel and interim General Manager of commercial product commercialization development. Pursuant to the terms of the Consulting Agreement, Mr. Chernicoff shall receive a monthly retainer of $27,000 and a ten-year stock option to purchase 280,000 shares of the Company’s Common Stock pursuant to the Company’s 2014 Plan. The stock options shall have an exercise price of $6.76 per share, the closing price of the Company’s common stock on the date immediately prior to the Board of Directors approval of such stock options and the options shall vest as follows: 25% of the option shall vest on the 12 month anniversary of the Effective Date and thereafter 2.083% on the 21st day of each succeeding calendar month for the following twelve months, provided Mr. Chernicoff continues to provide services (in addition to as a member of the Company’s Board of Directors) at the time of vesting. The option shall be subject in all respects to the terms of the 2014 Plan. Notwithstanding anything herein to the contrary, the remainder of the option shall be subject to the following as an additional condition of vesting: (A) options to purchase 70,000 shares of the Company’s Common Stock under the option shall not vest at all unless the price of the Company’s common stock while Mr. Chernicoff continues as an officer and/or director reaches $8.99 and (B) options to purchase 70,000 shares of the Company’s Common Stock under the option shall not vest at all unless the price of the Company’s common stock while Mr. Chernicoff continues as an officer and/or director reaches $10.14. For valuation purposes, the options were divided into two parts – the time-based vesting component and the performance-based vesting component. The time-based vesting component was valued based on the Black-Scholes model, using the strike and market prices of $6.76 per share, an expected term of 6.25 years, volatility of 53% based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve of 1.53%. The performance-based vesting component was valued based on the Monte Carlo Simulation model, using the strike and market prices of $6.76 per share, an expected term of 10.0 years, volatility of 61% based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve of 1.89%.  On May 15, 2016, the Company and Mr. Chernicoff entered into an amendment of his consulting agreement whereby the monthly retainer was eliminated and replaced with an hourly option for legal services and the portion of his option to purchase 140,000 shares of the Company’s common stock as set forth in clauses (A) and (B) above were terminated.

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

On October 14, 2015, the Company issued certain of its consultants ten-year options to purchase an aggregate of 70,000 shares of the Company’s Common Stock with an exercise price of $1.86 per share, subject to adjustment, which shall vest monthly over twenty-four (24) months commencing on the date of grant. The options were valued based on the Black-Scholes model, using the strike and market prices of $1.86 per share, an expected term of 6.5 years, volatility of 49% based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve of 1.57%.

On May 10, 2016, the Company entered into an executive employment agreement with Erich Spangenberg (“Spangenberg Agreement”) pursuant to which Mr. Spangenberg would serve as the Company’s Director of Acquisitions, Licensing and Strategy. As part of the consideration, the Company agreed to grant Mr. Spangenberg a ten-year stock option to purchase an aggregate of 500,000 shares of Common Stock, with a strike price of $1.69 per share, vesting in twenty-four (24) equal installments on each monthly anniversary of the date of the Spangenberg Agreement. The options were valued based on the Black-Scholes model, using the strike and market prices of $1.69 per share, an expected term of 5.75 years, volatility of 47% based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve of 1.32%.

On May 20, 2016, the Company entered into an executive employment agreement with Kathy Grubbs (“Grubbs Agreement”) pursuant to which Ms. Grubbs would serve as an analyst. As part of the consideration, the Company agreed to grant Ms. Grubbs a ten-year stock option to purchase an aggregate of 50,000 shares of Common Stock, with a strike price of $2.25 per share, vesting in thirty-six (36) equal installments on each monthly anniversary of the date of the Jani Agreement. The options were valued based on the Black-Scholes model, using the strike and market prices of $2.25 per share, an expected term of 6.50 years, volatility of 47% based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve of 1.88%.

For the three and six months ended June 30, 2016 the Company recorded option-based compensation expenses of $511,764 and $1,062,200, respectively. A summary of the stock options as of June 30, 2016 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
Balance at December 31, 2015	3,383,267	$4.25	7.11
Granted	550,000	$1.74	9.87
Cancelled	57,500	$5.92	-
Forfeited	190,950	$6.06	-
Exercised	-	$-	-
Balance at June 30, 2016	3,684,817	$3.50	7.11

Options Exercisable at June 30, 2016	2,434,251
Options expected to vest	1,250,566
Weighted average fair value of options granted during the period		$0.79

Stock options outstanding at June 30, 2016 as disclosed in the above table have approximately $1,074,559 in intrinsic value at June 30, 2016.

Non-Controlling Interest

Non-controlling interest represents equity interests in consolidated subsidiaries that are not attributable, either directly or indirectly, to the Company’s ownership stake in 3D Nanocolor Corp, but rather, non-controlling interests includes the minority equity holders’ proportionate share of the equity of 3d Nanocolor Corp.

Ownership interests in subsidiaries held by parties other than the Company are presented as non-controlling interest within stockholders’ equity, separately from the equity held by the Company on the consolidated statements of stockholders’ equity. Revenues, expenses, net income and other comprehensive income are reported in the consolidated financial statements at the consolidated amounts, which includes amounts attributable to both the Company’s interest and the non-controlling interests in 3D Nanocolor Corp. Net income and other comprehensive income is then attributed to the Company’s interest and the non-controlling interests. Net income to non-controlling interests is deducted from net income in the consolidated statements of income to determine net income attributable to the Company’s common shareholders.

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

Pursuant to the Purchase Agreement entered into on January 29, 2015, the Company issued to Fortress a Note in the original principal amount of $15,000,000 (the “Initial Note”). The Initial Note matures on July 29, 2018. If any additional Notes are issued pursuant to the Fortress Securities Purchase Agreement, the maturity date of such additional Fortress Notes shall be 42 months after issuance. The unpaid principal amount of the Initial Note (including any PIK Interest, as defined below) shall bear cash interest at a rate equal to LIBOR plus 9.75% per annum; provided that upon and during the continuance of an Event of Default (as defined in the Fortress Securities Purchase Agreement), the interest rate shall increase by an additional 2% per annum.  As of June 30, 2016, the twelve-month LIBOR USD rate was 1.23%. Interest on the Initial Note shall be paid on the last business day of each calendar month (the “Interest Payment Date”), commencing January 31, 2015.  Interest shall be paid in cash except that 2.75% per annum of the interest due on each Interest Payment Date shall be paid-in-kind, by increasing the principal amount of the Notes by the amount of such interest, effective as of the applicable Interest Payment Date (“PIK Interest”).  PIK Interest shall be treated as added principal of the Initial Note for all purposes, including interest accrual and the calculation of any prepayment premium.

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

Office Lease

In October 2013, the Company entered into a net-lease for its current office space in Los Angeles, California.  The lease commenced on May 1, 2014 and runs for seven years through April 30, 2021, with monthly lease payment escalating each year of the lease.  In addition to paying a deposit of $7,564 and the monthly base lease cost, the Company is required to pay a pro rata share of operating expenses and real estate taxes.  Under the terms of the lease, the Company will not be required to pay rent for the first five months but must remain in compliance with the terms of the lease to continue to maintain that benefit.  In addition, the Company has a one-time option to terminate the lease in the 42th month of the lease.  Minimum future lease payments under this lease at June 30, 2016, for the next five years and thereafter are as follows:

2016	$34,608
2017	71,288
2018	74,540
2019	77,872
2020	81,336
Thereafter	27,504
Total	$367,148

NOTE 7 – SUBSEQUENT EVENTS

On July 5, 2016, Marathon IP GmbH (“Marathon IP”), a German corporate entity and newly formed wholly-owned subsidiary of the Company, entered into a Patent Purchase Agreements (the “PPA”) to purchase 86 patents from Siemens Switzerland Ltd and Siemens Undsutry Inc, (together, “Siemens”). The patents purchased by Marathon IP relate to Internet-of-Things (IOT) technology. Generally, the portfolio’s subject matter is directed toward self-healing control networks for automation systems. The patents are relevant to wireless mesh or home area networks for use in IOT, or connected home devices and enable simple commissioning, application level security, simplified bridging, and end-to-end IP security. The technology can support a wide variety of IOT enabled devices including lighting, sensors, appliances, security, and more. Pursuant to the terms of the PPA, Marathon IP paid Siemens $250,000 in cash upon closing.

On August 11, 2016, our Luxembourg subsidiary PG Technologies S.a.r.l. entered into a strategic relationship with a large fund and a Fortune Global 50 company to manage, commercialize and monetize approximately 10,000 patents all within a particular industry vertical.

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

Overview

We acquire patents and patent rights from owners or other ventures and seek to monetize the value of the patents through litigation and licensing strategies, alone or with others.  Part of our acquisition strategy is to acquire or invest in patents and patent rights that cover a wide-range of subject matter which allows us to seek the benefits of a diversified portfolio of assets in differing industries and countries.  Generally, the patents and patent rights that we seek to acquire have large identifiable targets who are or have been using technology that we believe infringes our patents and patent rights.  We generally monetize our portfolio of patents and patent rights by entering into license discussions, and if that is unsuccessful, initiating enforcement activities against any infringing parties with the objective of entering into comprehensive settlement and license agreements that may include the granting of non-exclusive retroactive and future rights to use the patented technology, a covenant not to sue, a release of the party from certain claims, the dismissal of any pending litigation and other terms.  Our strategy has been developed with the expectation that it will result in a long-term, diversified revenue stream for the Company. As of June 30, 2016, we owned 545 U.S. and foreign patents and patent rights and 69 patent applications.

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

On July 18, 2013, we filed a certificate of amendment to our Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada in order to effectuate a reverse stock split of our issued and outstanding common stock, par value $0.0001 per share on a one (1) for thirteen (13) basis (the “Reverse Split”). The Reverse Split became effective with FINRA at the open of business on July 22, 2013. As a result of the Reverse Stock Split, every thirteen shares of our pre-reverse split common stock was combined and reclassified into one share of our common stock. No fractional shares of common stock were issued as a result of the Reverse Split. Stockholders who otherwise would be entitled to a fractional share received the next highest number of whole shares.

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

Intangible Assets - Patents

Intangible assets include patents purchased and patents acquired in lieu of cash in licensing transactions. The patents purchased are recorded based on the cost to acquire them and patents acquired in lieu of cash are recorded at their fair market value.  The costs of these assets are amortized over their remaining useful lives. Useful lives of intangible assets are periodically evaluated for reasonableness and the assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may no longer be recoverable. The Company recorded an impairment charge to its intangible assets during the three months ended June 30, 2016 in the amount of $620,696 associated with the end of life of one of the Company’s portfolios, compared to an impairment charge in the amount of $766,498 during the three months ended June 30, 2015 associated with the reduction in the carrying value of one the Company’s portfolios. Further, the Company recorded an impairment charge to its intangible assets during the six months ended June 30, 2016 in the amount of $993,890 associated with the end of life of three of the Company’s portfolios, compared to an impairment charge during the six months ended June 30, 2015 in the amount of $766,498 associated with the reduction in the carrying value of one the Company’s portfolios.

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

For the three and six months ended June 30, 2016 the Company recorded an impairment charge to its goodwill in the amount of $83,000 and $83,000, respectively.  For the three and six months ended June 30, 2015 the Company recorded an impairment charge to its goodwill in the amount of $0 and $0, respectively.  The impairment charge to goodwill for the three months ended June 30, 2016 resulted from the determination to end of life one of the Company’s portfolios.

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

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date. As stock-based compensation expense is recognized based on awards expected to vest, forfeitures are also estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For both the three and six months ended June 30, 2016, the expected forfeiture rate was 11.03%, which resulted in an expense of $12,477 and $27,262 for the three and six months ended June 30, 2016, respectively, recognized in the Company’s compensation expenses. For both the three and six months ended June 30, 2015, the expected forfeiture rate was 12.8%, which resulted in an expense of $5,947 and $6,670 for the three and six months ended June 30, 2015, respectively, recognized in the Company’s compensation expenses. The Company will continue to re-assess the impact of forfeitures if actual forfeitures increase in future quarters.

Liquidity and Capital Resources

At June 30, 2016, we had approxaimtely $7.2 million in cash and a working capital deficit of approximately $5.1 million, compared to approximately $2.6 million in cash and a working capital deficit of approximately $12.2 million as of December 31, 2015.

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

Results of Operations

For the Three and Six Months Ended June 30, 2016 and 2015

We generated revenues of $34,349,762 and $36,409,438 during the three and six months ended June 30, 2016 as compared to $1,368,986 and $5,462,855 during the three and six months ended June 30, 2015.  For the three and six months ended June 30, 2016, this represented an increase of $32,980,776 or 2,409% and $30,946,583 or 566%, respectively. On an absolute basis, revenue for the three and six months ended June 30, 2016 was primarily derived from the issuance of one-time patent licenses with a small amount of recurring royalties and for the three and six months ended June 30, 2015 revenue was derived from both the issuance of one-time patent licenses and recurring royalties.  The increase in revenue from 2015 to 2016 resulted from a number of larger one-time license agreements entered into by the Company’s Dynamic Advances and Medtech subsidiaries.

Revenues from the issuance of one-time licenses to certain of the Company’s patent portfolios accounted for approximately 100% and 99% of our revenues for the three months and six ended June 30, 2016 and 79% and 91% for the three and six months ended June 30, 2015, respectively. For the three months ended June 30, 2016, revenues from the five largest settlement and license agreements accounted for approximately 99% of the Company’s revenues, whereas revenues from the five largest settlement and license agreements accounted for 63% of the Company’s revenue for the comparable period ending June 30, 2015.

While the Company added a number of patent portfolios during the period ending June 30, 2016 and immediately after and prior to this filing, and the Company intends to move towards a recurring revenue model associated with the new, larger portfolios, the Company expects that until such transition is fully enacted that a significant portion of its revenues in the upcoming periods will be based on one-time grants of similar non-recurring, non-exclusive, non-assignable licenses to a relatively small number of entities and their affiliates. Further, with the expected small number of firms with which the Company enters into license agreements, and the amount and timing of such license agreements, the Company also expects that its revenues may be highly variable from one period to the next.

Direct cost of revenues during the three and six months ended June 30, 2016 amounted to $15,467,763 and $18,107,740, respectively and for the three and six months ended June 30, 2015, the direct cost of revenues amounted to $3,860,210 and $8,188,375, respectively. For the three and six months ended June 30, 2016, this represented an increase of $11,607,553 or 301% and $9,919,365 or 121%, respectively. Direct costs of revenue include contingent payments to patent enforcement legal costs, patent enforcement advisors and inventors as well as various non-contingent costs associated with enforcing the Company’s patent rights and otherwise in developing and entering into settlement and licensing agreements that generate the Company’s revenue.  For the three and six months ended June 30, 2016, the Company had higher costs associated with contingent payments associated with higher levels of revenue.  Direct cost of revenues were 45% and 50%, respectively, for the three and six months ended June 30, 2016 and direct costs of revenues were 282% and 150%, respectively, for the comparable periods in 2015.  The higher direct cost of revenues in 2015 relative to 2016 result from lower levels of revenue as well as costs associated with experts in preparation for trials in 2015 and a fixed price engagement agreement with former counsel for one of those trials.

We incurred other operating expenses of $4,872,209 and $9,196,300 for the three and six months June 30, 2016, respectively and $6,075,533 and $12,140,707 for the three and six months ended June 30, 2015, respectively.  For the three and six months ended June 30, 2016, this represented a decrease in other operating expenses of $1,203,324 or 20% and $2,944,407 or 24%, respectively. These expenses primarily consisted of amortization of patents, general expenses, compensation to our officers, directors and employees, professional and consulting fees incurred in connection with the day-to-day operation of our business and patent and goodwill impairment charges.  The year over year decline in other operating expenses for the six months ended June 30, 2016 resulted from declines in most expense categories, most notably from a decrease in patent amortization expenses, compensation and professional and consulting fees.

The operating expenses consisted of the following:

	Total Other Operating Expenses
	For the Three Months Ended June 30, 2016	For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015

Amortization of intangible assets (1)	1,961,411	3,029,000	3,987,310	5,627,461
Compensation and related taxes (2)	1,120,924	1,087,058	2,154,270	2,668,132
Consulting fees (3)	364,836	329,081	645,612	1,225,624
Professional fees (4)	498,212	578,920	903,705	1,348,535
Other general and administrative (5)	223,130	284,976	428,513	504,457
Goodwill impairment (6)	83,000	-	83,000	-
Patent impairment (7)	620,696	766,498	993,890	766,498
Total	4,872,209	6,075,533	9,196,300	12,140,707

Operating expenses for the three and six months ended June 30, 2016 include non-cash operating expenses totaling $3,326,155 and $6,277,933, respectively, and for the three and six month ended June 30, 2015, the Company incurred non-cash operating expenses of $4,548,319 and $8,618,747, respectively. Non-cash operating expenses consisted of the following:

	Non-Cash Operating Expenses
	For the Three Months Ended June 30, 2016	For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015

Amortization of intangible assets (1)	1,961,411	3,029,000	3,987,310	5,627,461
Compensation and related taxes (2)	482,640	600,495	901,447	1,227,821
Consulting fees (3)	156,572	141,946	274,263	965,175
Professional fees (4)	8,552	8,528	17,087	17,055
Other general and administrative (5)	13,284	1,852	14,936	14,737
Goodwill impairment (6)	83,000	-	83,000	-
Patent impairment (7)	620,696	766,498	993,890	766,498
Total	3,326,155	4,548,319	6,277,933	8,618,747

(1)

Amortization of intangibles and depreciation: Amortization expenses associated with patents and the Company’s website were $1,961,411 and $3,987,310 during the three and six months ended June 30, 2016, respectively, a decrease of $1,067,589 or 35% and $1,640,151 or 29% relative to the three and six months ended June 30, 2015. The decrease results from the full impairment in three of the Company’s portfolios and the partial impairment of another of the Company’s portfolios during the intervening period of time. When the Company acquires patents and patent rights, the Company capitalizes the cost of those assets and amortizes those costs over the remaining useful lives of the assets. All patent amortization expenses are non-cash expenses.

(2)

Compensation expense and related taxes: Compensation expense includes cash compensation and related payroll taxes and benefits, and non-cash equity compensation expenses. For the three and six months ended June 30, 2016, respectively, compensation expense and related payroll taxes were $1,120,924 and $2,154,270, an increase of $33,866 or 3%  to $1,087,058 and a decrease of $513,862 or 19% from $2,668,132 relative to the three and six months ended June 30, 2015. The increase in compensation for the three months ended June 30, 2016 primarily reflects salaries associated with new employees and termination payments to certain former employees and the decrease for the six months ended June 30, 2016 primarily reflects bonuses paid during the six months ended March 31, 2016. We recognized non-cash employee and board equity based compensation of $482,640 and $901,447, respectively, for the three and six months ended June 30, 2016 and $600,495 and $1,227,821, respectively, for the three and six months ended June 30, 2015.

(3)

Consulting fees: For the three and six months ended June 30, 2016, respectively, we incurred consulting fees of $364,836 and $645,612. This represented an increase in the amount of $35,755 or 11% and a decrease of $580,012 or 47% compared to the three and six months ended June 30, 2015. Consulting fees include both cash and non-cash related consulting fees primarily for investor relations, public relations and general consulting services.  The increase during the three months ended June 30, 2016 reflects the engagement of a trial consultant while the decrease for the six months ended June 30, 2016 versus the six months ended June 30, 2015 reflect the non-cash compensation associated with a consulting agreement entered into in September 2014 that ran through March 2015. During the three and six months ended June 30, 2016, we recognized non-cash equity based consulting expenses of $156,572 and $274,263, respectively compared to non-cash equity-based consulting expenses of $141,946 and $965,175 for the three and six months ended June 30, 2015.

(4)

Professional fees:  For the three and six months ended June 30, 2016, we incurred professional fees of $498,212 and $903,705, respectively, a decrease of $80,708 or 14% and $444,830 or 33% over the comparable periods in 2015.  Professional fees primarily reflect the costs of professional outside accounting fees, legal fees and audit fees.  The decrease in professional fees for the three and six months ended June 30, 2016 over the three and six months ended June 30, 2015 relate to lower professional outside legal, accounting and audit fees resulting from the absence of significant costs associated with closing the Fortress transaction and preparing for the subsequently terminated Uniloc transaction. During the three and six months ended June 30, 2016, we recognized non-cash equity based professional expenses of $8,552 and $17,087, respectively, compared to non-cash professional expenses of $8,527 and $17,055, respectively, during the same periods in 2015.

(5)

Other general and administrative expenses: For the three and six months ended June 30, 2016, we incurred other general and administrative expenses of $223,130 and $428,513, respectively, a decrease of $61,846 or 22% and $75,944 or 15% over the comparable periods in 2015. General and administrative expenses reflect the other non-categorized operating costs of the Company and include expenses related to being a public company, rent, insurance, technology and other expenses incurred to support the operations of the Company.

(6)

Goodwill impairment: Based on the Company’s decision to end of life one of its portfolios, the Company took an impairment charge during the three and six months ended June 30, 2016 in the carrying value of the related goodwill in the amount of $83,000 compared to no goodwill impairment charge during the three and six months ended June 30, 2015.

(7)

Patent impairment: Based on changes in the expected timing of proceeds from the Clouding portfolio, as well as the impairment of one portfolio during the three months ended June 30, 2016 and two portfolios during the three months ended March 31, 2016, the Company took impairment charges for three and six months June 30, 2016 in the carrying value of the Company’s patents assets in the amount of $620,696 and 993,890, respectively, compared to impairment charges for three and six months June 30, 2015 in the carrying value of the Company’s patents assets in the amount of $766,498 and $766,498, respectively.

Operating Income (Loss)

We reported operating income (loss) of 14,009,790 and 9,105,398 for the three and six months ended June 30, 2016 and operating income (loss) of $(8,566,757) and $(14,866,227), for the three and six months ended June 30, 2015.  For the three and six months ended June 30, 2016, this represented an increased operating income of $22,576,547 and 23,971,625, respectively. The increased income from operations in 2016 relative to 2015 was primarily attributable to higher revenue, lower direct cost of revenues and lower patent amortization costs, only partially offset by marginally higher expenses in other expense categories.

Other Income (Expenses)

Total other income (expenses) was $(761,250) and $(1,775,319) for the three and six months ended June 30, 2016, respectively, and $736,556 and $(234,384) for the three and six months ended June 30, 2015, respectively. For the three and six months ended June 30, 2016, this represented a decrease in other income of $(1,497,806) and $(1,540,935), respectively.  The principal component of the increase in the other expenses for the three and six months ended June 30, 2016 was interest expenses offset by a much lower change in the fair value adjustment of the Clouding IP earn out in 2016 compared to 2015.  Year over year, interest expense declined from 2015 to 2016.

Income Tax Benefit (Expense)

We recognized an income tax benefit (expense) in the amount of $(5,345,983) and $(3,320,935) for the three and six months ended June 30, 2016, attributable to the Company’s operating income in 2016, compared to the recognition of income tax benefits in the amounts of $3,327,505 and $5,816,344, respectively, for the three and six months ended June 30, 2015.

Net Income (Loss)

We reported net income (loss) of 7,902,557 and 4,009,144 for the three and six months ended June 30, 2016, respectively, and net income (loss) of $(4,502,696) and $(9,284,267) for the three and six months ended June 30, 2015, respectively.  For the three and six months ended June 30, 2016, this represented an increase in the net income of $12,405,253 and 13,293,411, respectively.

Non-GAAP Reconciliation

The Company recorded non-GAAP reconciliation items in the amount of $8,561,458 and $10,095,220 for the three and six months ended June 30, 2016, respectively, compared to non-GAAP reconciliation items in the amount of $6,310 and $2,190,640 for the three and six months ended June 30, 2015. The details of these non-GAAP reconciliation items are set forth below:

	Non-GAAP Reconciliation
	For the Three Months Ended June 30, 2016	For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015
Net income (loss)	$7,906,279	$(4,502,696)	$4,012,866	$(9,284,267)
Non-GAAP
Amortization of intangible assets	1,961,411	3,029,000	3,987,310	5,627,461
Equity-based compensation	647,764	750,968	1,198,797	2,210,051
Impairment of intellectual property	703,696	766,498	1,076,890	766,498
Change in earn out liability	(169,172)	(2,304,301)	(167,830)	(2,304,301)
Non-cash interest expense	58,492	1,089,798	664,182	1,703,517
Deferred tax (benefit) / tax expense	5,345,983	(3,327,505)	3,320,935	(5,816,344)
Other	13,284	1,852	14,936	3,758
Non-GAAP net income (loss)	$16,467,737	$(4,496,386)	$14,108,086	$(7,093,627)

The following table sets forth the computation of basic and diluted loss per share on a Non-GAAP basis:

	For the Three Months Ended June 30, 2016	For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015

Non-GAAP net income (loss)	$16,467,737	$(4,496,386)	$14,108,086	$(7,093,627)

Denominator
Weighted Average Common Shares - Basic	14,994,697	13,998,563	14,980,919	13,937,872
Weighted Average Common Shares - Diluted	16,031,564	13,998,563	16,017,786	13,937,872

Non-GAAP earnings (Loss) per common share:
Non-GAAP income (Loss) - Basic	$1.10	$(0.32)	$0.94	$(0.51)
Non-GAAP income (Loss) - Diluted	$1.03	$(0.32)	$0.88	$(0.51)

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At June 30, 2016, the Company’s cash balances totaled $7,158,779 compared to $2,555,151 at December 31, 2015.  The increase in the cash balances of $4,603,628 resulted primarily from net cash provided by operations, offset by cash payments made for the acquisition of new patent portfolios as well as the repayment of all the Medtech acquisition debt as well as a portion of the Fortress debt.

Net working capital deficit declined by $7,084,684 to $(5,088,062) at June 30, 2016 from $(12,172,746) at December 31, 2015.  The increase in net working capital resulted primarily from an increase in current assets related to cash from operations and a decrease in current liabilities associated with a decrease in accounts payable and accrued expenses as well as a decrease in short-term debt and the earn-out liability for Clouding.

Cash provided (used) in operating activities was $13,124,767 during the six months ended June, 2016 and cash provided (used) in operating activities of $(5,592,048) during the three months ended June 30, 2015.

Cash provided (used) in investing activities was $(1,156,291) for the six months ended June 30, 2016 compared to $(20,668) cash used in investing activities for the six months ended June 30, 2015. The use of cash during the six months ended June 30, 2016 was primarily the acquisition of new patent portfolios and cash used during the six months ended June 30, 2015 was solely related to the purchases of property, equipment and other non-patent intangible assets.

Cash provided (used) in financing activities was $(7,364,703) during the six months ended June 30, 2016 compared to cash provided by financing activities in the amount of $2,013,844 during the six months ended June 30, 2015.  Cash used in financing activities for the six months ended June 30, 2016 resulted from the repayment of all of the Medtech portfolio acquisition debt as well as a portion of the outstanding Fortress debt and cash provided by financing activities for the six months ended June 30, 2015 resulted from the transaction entered into with Fortress on January 29, 2015, less repayment of general and patent portfolio acquisition debt, of equal or shorter terms, incurred during 2014.

Management is uncertain that the balance of cash and cash equivalents of $7,158,779 at June 30, 2016 is sufficient to continue to fund the Company’s operations through at least the next twelve months.  The Company’s operations are subject to various risks and there is no assurance that changes in the operations of the Company will not require the Company to raise additional cash sooner than planned in order to continue uninterrupted operations.  In that event, the Company would seek to raise additional capital from the sale of the Company’s securities, from borrowing or from other sources.  Should the Company seek to raise capital from the issuances of its securities, such transactions would be subject to the risks of the market for the Company’s securities at the time.

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

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to our limited internal audit function, our Disclosure Controls were not effective as of June 30, 2016, such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and out Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 11, 2016, the Company entered into a consulting agreement with the Cooper Law Firm, LLC (“Cooper”), pursuant to which the Company agreed to issue 80,000 shares of the Company’s Common Stock. In connection with this transaction, the Company valued the shares at the quoted market price on the date of grant at $1.70 per share or $136,000. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Certain officers of the Company have received stock grants in 3D Nanocolor Corp. (“3D Nano”), a wholly-owned subsidiary of the Company, pursuant to 3D Nano’s 2016 Equity Incentive Plan.

Pursuant to the Dynamic Advances, LLC license entered into during the three months ended June 30, 2016, an employee, or entities in which the employee has an interest, of the Company received contingent payments in the amount of $2.4 million relative to an agreement entered into in 2014, prior to the employee becoming an employee.

Item 6. Exhibits.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.ins	XBRL Instance Document**
101.sch	XBRL Taxonomy Extension Schema **
101.cal	XBRL Taxonomy Extension Calculation Linkbase Document**
101.def	XBRL Taxonomy Extension Definition Linkbase Document**
101.lab	XBRL Taxonomy Extension Label Linkbase Document**
101.pre	XBRL Taxonomy Extension Presentation Linkbase Document**

* Furnished herewith

** Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 15, 2016

MARATHON PATENT GROUP, INC.

By:	/s/ Doug Croxall
Name: Doug Croxall
Title: Chief Executive Officer and Chairman
(Principal Executive Officer)

By:	/s/ Francis Knuettel II
Name: Francis Knuettel II
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)