Form 10-Q
period 2016-09-30
Marathon Patent Group, Inc.
filed 2016-11-14
CIK 1507605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from            to

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 15,070,475 shares of common stock are issued and outstanding as of November 9, 2016.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, “Marathon Patent Group, Inc.,” “we,” “us,” “our” and similar terms refer to Marathon Patent Group, Inc., a Nevada corporation, and subsidiaries.

Item 1. Financial Statements

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$1,294,950	$2,555,151
Accounts receivable - net of allowance for bad debt of $387,976 and $375,750 for September 30, 2016 and December 31, 2015	81,865	136,842
Bonds posted with courts	980,919	1,748,311
Prepaid expenses and other current assets, net of discounts of $2,483 for September 30, 2016 and $3,414 for December 31, 2015	153,388	338,598
Total current assets	$2,511,122	$4,778,902

Other assets:
Property and equipment, net of accumulated depreciation of $98,347 and $67,052 for September 30, 2016 and December 31, 2015	$38,389	$61,297
Intangible assets, net of accumulated amortization of $16,438,643 and $15,557,353 for September 30, 2016 and December 31, 2015	19,551,678	25,457,639
Deferred tax assets	11,918,920	12,437,741
Other non current assets, net of discounts of $2,969 and $4,831 for September 30, 2016 and December 31, 2015	201,031	9,169
Goodwill	4,483,129	4,482,845
Total other assets	$36,193,147	$42,448,691

Total Assets	$38,704,269	$47,227,593

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,054,015	$6,534,825
Clouding IP earn out - current portion	110,100	33,646
Notes payable, net of discounts of $818,919 and $730,945 for September 30, 2016 and December 31, 2015	11,139,623	10,383,177
Total current liabilities	$17,303,738	$16,951,648

Long-term liabilities
Notes payable, net of discount of $798,966 and $1,425,167 for September 30 , 2016 and December 31, 2015	$6,456,740	$12,223,884
Clouding IP earn out	1,082,586	3,281,238
Deferred tax liability	438,709	1,044,997
Revenue share liability	1,000,000	1,000,000
Other long term liability	45,763	50,084
Total long-term liabilities	$9,023,798	$17,600,203

Total Liabilities	$26,327,536	$34,551,851

Stockholders’ Equity:
Preferred stock Series B, $.0001 par value, 50,000,000 shares authorized: 782,004 issued and outstanding at September 30, 2016 and December 31, 2015	$78	$78
Common stock, $.0001 par value; 200,000,000 shares authorized; 15,047,141 and 14,867,141 at September 30, 2016 and December 31, 2015	1,505	1,487
Additional paid-in capital	44,901,535	43,217,513
Accumulated other comprehensive income (loss)	(959,401)	(1,265,812)
Accumulated deficit	(31,539,066)	(29,277,524)

Total Marathon Patent Group stockholders’ equity	$12,404,651	$12,675,742

Noncontrolling interests	(27,918)	-

Total Stockholders’ Equity	$12,376,733	$12,675,742

Total liabilities and stockholders’ equity	$38,704,269	$47,227,593

The accompanying notes are an integral part to these unaudited consolidated financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For The Three	For The Three	For The Nine	For The Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$43,113	$6,407,997	$36,452,551	$11,870,851

Expenses
Cost of revenues	1,094,378	4,002,040	19,202,118	12,190,415
Amortization of patents and website	2,030,886	2,884,269	6,018,196	8,511,730
Compensation and related taxes	1,252,571	903,685	3,406,841	3,571,817
Consulting fees	257,420	643,702	903,032	1,869,326
Professional fees	432,496	882,213	1,336,201	2,230,748
General and administrative	183,771	177,494	612,284	681,951
Goodwill impairment	-	-	83,000	-
Patent impairment	5,531,383	-	6,525,273	766,498
Total Operating Expenses	10,782,905	9,493,403	38,086,945	29,822,485

Operating loss	(10,739,792)	(3,085,406)	(1,634,394)	(17,951,634)

Other income (expenses)
Other expense	(37,116)	6,646	(68,647)	14,085
Foreign exchange gain (loss)	(175,850)	(20,090)	(238,073)	(57,593)
Change in fair value adjustments of Clouding IP earn out	1,954,378	597,047	2,122,208	2,901,348
Interest Income	931	135	2,793	137
Interest expense.	(649,065)	(1,078,615)	(2,500,321)	(3,587,238)
Loss on debt extinguishment	-	(654,000)	-	(654,000)
Total Other income (expenses)	1,093,278	(1,148,877)	(682,040)	(1,383,261)

Loss before (provision for) benefit from income taxes	(9,646,514)	(4,234,283)	(2,316,434)	(19,334,895)

(Provision for) benefit from income taxes	3,347,909	483,815	26,974	6,300,159

Net loss	(6,298,605)	(3,750,468)	(2,289,460)	(13,034,736)

Net loss attributible to noncontrolling interests	24,195	-	27,918	-

Net loss attributable to Marathon Patent Group, Inc. common shareholders	$(6,274,410)	$(3,750,468)	$(2,261,542)	$(13,034,736)

Loss per common share:
Basic and fully diluted	$(0.42)	$(0.26)	$(0.15)	$(0.92)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and fully diluted	15,047,141	14,376,118	14,944,852	14,094,891

Other comprehensive income (loss)
Foreign currency translation adjustments	209,159	45,628	306,411	$(584,706)

The accompanying notes are an integral part to these unaudited consolidated financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Nine	For The Nine
	Months Ended	Months Ended
	September 30, 2016	September 30, 2015
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss attributable to Marathon Patent Group, Inc common shareholders	$(2,261,542)	$(13,034,736)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	3,780	5,668
Amortization of patents and website	6,018,196	8,511,730
Allowance for doubtful accounts	12,226	-
Deferred tax asset	531,757	(5,579,418)
Deferred tax liability	(638,268)	(709,280)
Impairment of intangible assets	6,525,273	766,498
Impairment of goodwill	83,000	-
Stock based compensation	1,541,615	1,961,505
Stock issued for services	136,000	1,084,834
Loss on debt exstinguishment	-	654,000
Non-cash interest, discount, and financing costs	952,231	1,926,865
Change in fair value of Clouding earnout	(2,122,198)	(2,901,348)
Non-controlling interest	(27,918)	-
Other non-cash adjustments	96,996	(13,244)
Changes in operating assets and liabilities
Accounts receivable	43,763	(2,109,984)
Prepaid expenses and other assets	(6,652)	60,938
Bonds posted with courts	883,695	-
Accounts payable and accrued expenses	(557,832)	6,454,467

Net cash provided by (used in) operating activities	11,214,122	(2,921,505)

Cash flows from investing activities:
Acquisition of patents	(3,552,656)	-
Purchase of property, equipment, and other intangible assets	(8,387)	(22,520)
Net cash provided by (used in) investing activities	(3,561,043)	(22,520)

Cash flows from financing activities:
Payment on note payable in connection with the acquisition of Medtech and Orthophoenix	(2,953,779)	(4,200,000)
Payment on note payable in connection with the acquisition of Orthophoenix	-	(5,000,000)
Payment on note payable in connection with the acquisition of Sarif	-	(276,250)
Payment on note payable in connection with the acquisition of IP Liquidity	-	(1,109,375)
Payment on note payable in connection with the acquisition of Dynamic Advances	-	(2,624,375)
Payment on MdR Escrow TLI	-	(50,000)
Cash received upon issuance of notes payable (net of issuance costs)	-	19,600,000
Repayment of notes payable	(5,379,105)	-
Cash received upon exercise of warrants	-	18,751
Repayment of convertible notes payable	-	(5,050,000)
Payment on note payable	(578,804)	(42,500)
Net cash provided (used in) by financing activities	(8,911,688)	1,266,251

Effect of exchange rate changes on cash	(1,592)	4,044

Net decrease in cash	(1,260,201)	(1,673,730)

Cash at beginning of period	2,555,151	5,082,569

Cash at end of period	$1,294,950	$3,408,839

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest expense	$1,391,567	$1,660,372

Taxes paid	$36,218	$54,437

Loan fees	$-	$400,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in conjunction with note payable	$-	$1,000,000

Warrant issued in conjunction with note payable	$-	$318,679

Revenue share liability incurred in conjunction with note payable	$-	$1,000,000

Note payable issuance in conjunction with the acquisition of GE patent	$1,000,000	$-

Non-cash interest increase in debt assumed in the Orthophoenix acquisition	$-	$750,000

Common stock issued in conjunction with debt extinguishment	$-	$654,000

Note payable issuance in conjunction with the acquisition of BATO patent	$-	$10,000,000

Note payable issuance in conjunction with the acquisition of Siemens patent	$1,755,635	$-

Note payable issuance in conjunction with the acquisition of 3DNano License	$200,000	$-

Conversion from AP to NP	$-	$705,093

The accompanying notes are an integral part to these unaudited consolidated financial statements

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

On August 1, 2012, the shareholders holding a majority of the Company’s voting capital voted in favor of (i) changing the name of the Company to “Fidelity Property Group, Inc.” and (ii) the adoption the 2012 Equity Incentive Plan and reserving 10,000,000 shares of common stock for issuance thereunder (the “2012 Plan”).  The board of directors of the Company (the “Board of Directors”) approved the name change and the adoption of the 2012 Plan on August 1, 2012. The Company did not file an amendment to its Articles of Incorporation with the Secretary of State of Nevada and subsequently abandoned the decision to adopt the “Fidelity Property Group, Inc.” name and discontinued its real estate business.

On October 1, 2012, the shareholders holding a majority of the Company’s voting capital had voted and authorized the Company to (i) change the name of the Company to Marathon Patent Group, Inc. (the “Name Change”) and (ii) effectuate a reverse stock split of the Company’s common stock by a ratio of 3-for-2 (the “Reverse Split”) within one year from the date of approval of the stockholders of the Company.  The Board of Directors approved the Name Change and the Reverse Split on October 1, 2012. The Board of Directors determined the name “Marathon Patent Group, Inc.” better reflected the long-term strategy in exploring other opportunities and the identity of the Company going forward. On February 15, 2013, the Company filed the Certificate of Amendment with the Secretary of State of the State of Nevada in order to effectuate the Name Change. On May 31, 2013, shareholders of record holding a majority of the outstanding voting capital of the Company approved a reverse stock split of the Company’s issued and outstanding common stock by a ratio of not less than one-for-five and not more than one-for-fifteen at any time prior to April 30, 2014, with such ratio to be determined by the Board of Directors, in its sole discretion. On June 24, 2013, the reverse stock split ratio of one (1) for thirteen (13) basis was approved by the Board of Directors. On July 18, 2013, the Company filed a certificate of amendment to its Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada in order to effectuate a reverse stock split of the Company’s issued and outstanding common stock, par value $0.0001 per share on a one (1) for thirteen (13) basis. All share and per share values for all periods presented in the accompanying consolidated financial statements are retroactively restated for the effect of the reverse stock split.

On September 16, 2014, the Board of Directors approved and adopted, subject to shareholder approval on or prior to September 16, 2015, the Company’s 2014 Equity Incentive Plan. The Company’s 2014 Equity Incentive Plan was approved by the shareholders of the Company at the annual meeting held on July 31, 2015.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The unaudited consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and present the consolidated financial statements of the Company and its wholly-owned subsidiaries. In the preparation of consolidated financial statements of the Company, all intercompany transactions and balances were eliminated. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s consolidated financial position as of September 30, 2016, the results of operations for the three and nine months ended September 30, 2016 and the cash flows for the nine months ended September 30, 2016 have been included. The results of operations and cash flows for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year. Other than where noted, the accounting policies and procedures employed in the preparation of these consolidated financial statements have been derived from the audited consolidated financial statements of the Company for the year ended December 31, 2015, which are contained in Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2016. The consolidated balance sheet as of December 31, 2015 was derived from those financial statements.

Cash

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. The Company’s accounts held at this institution, up to a limit of $250,000, are insured by the Federal Deposit Insurance Corporation (“FDIC”). As of September 30, 2016, the Company had bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Variable Interest Entities

Financial Accounting Standards Board, or FASB, accounting guidance concerning variable interest entities, or VIE, addresses the consolidation of a business enterprise to which the usual condition of consolidation (ownership of a majority voting interest) does not apply. This guidance focuses on controlling financial interests that may be achieved through arrangements that do not involve voting interests. The guidance requires an assessment of who the primary beneficiary is and whether the primary beneficiary should consolidate the VIE. The primary beneficiary is identified as the variable interest holder that has both the power to direct the activities of the variable interest entity that most significantly impacts the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Application of the VIE consolidation requirements may require the exercise of significant judgment by management.

On August 11, 2016, PG Technologies S.a.r.l. (“PG Tech”), a Luxembourg limited liability company jointly owned with a large litgation financing fund, entered into a Patent Funding and Exclusive License Agreement (the “ELA”) to manage the monetization of greater than 10,000 patents in a single industry vertical with a Fortune 50 company. The patents cover all the major global economies including China, France, Germany, the United Kingdom and the United States. The Company determined that the the Company’s ownership interest constitutes a VIE and that the Company is the primary beneficiary because the Company satisfies both the power and benefits criterion pursuant to ASC 810. As a result, the Company will consolidate the VIE within its financial statements.

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

Accounts Receivable

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote.  At September 30, 2016 and December 31, 2015, the Company had recorded an allowance for bad debts in the amounts of $387,976 and $375,750, respectively.  Accounts receivable-net at September 30, 2016 and December 31, 2015, amounted to $81,865 and $136,842, respectively. As of September 30, 2016, there were no accounts receivable related to the issuance of one-time licenses, accounts receivable related to recurring royalties represented approximately 100% of total accounts receivable. As of December 31, 2015, accounts receivable related to one license accounted for approximately 54% of the Company’s total accounts receivable and accounts receivable related to recurring royalties represented 46% of total accounts receivable.

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

The Company entered into no new licenses for the three months ended September 30, 2016 and revenue from the five largest licenses accounting for 87% of the revenue for the three months ended September 30, 2015 as set forth below:

For the Three Months Ended September 30, 2016			For the Three Months Ended September 30, 2015
Licensor	License Amount	% of Revenue	Licensor	License Amount	% of Revenue
			Orthophoenix LLC	$2,050,000	32%
			IP Liquidity Ventures, LLC	$1,800,000	28%
			TLI Communications LLC / TLI Cummications GmbH	$800,000	13%
			Clouding Corp.	$500,000	8%
			Signal IP, Inc.	$400,000	6%
	Total	0%		Total	87%

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

In connection with our enforcement activities, we are currently involved in multiple patent infringement cases. As of September 30, 2016, the Company is involved in a total of 21 lawsuits against defendants in the following jurisdictions:

United States	Number of Cases
District of Delaware	5
Eastern District of Michigan	1
Central District of California	1

Foreign	Number of Cases
Germany	9
France	3
Italy	3

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

Also, due to the fact that the settlement element and license element for past and future use are the major central business, the Company does not present these two elements as different revenue streams in its statement of operations. The Company does not expect to provide licenses that do not provide some form of settlement or release. The Company derived approximately 0% and 99% of its revenues for the three and nine months ended September 30, 2016, respectively, from the one-time issuance of non-recurring, non-exclusive, non-assignable licenses for certain of the Company’s patents, with the balance comprised of recurring royalties and approximately 97% and 94% of its revenues for the three and nine months ended September 30, 2015, respectively, from the one-time issuance of non-recurring, non-exclusive, non-assignable licenses for certain of the Company’s patents, with the balance comprised of recurring royalties.

The Company’s subsidiaries entered into 0 and 11 new license agreements that generated revenue during the three and nine months ended September 30, 2016, respectively.

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

Prepaid Expenses, Bonds Posted and Other Current Assets

Prepaid expenses and other current assets of $153,388 and $338,598 at September 30, 2016 and December 31, 2015, respectively, consist primarily of costs paid for future services, which will occur within a year. Prepaid expenses include prepayments in cash and equity instruments for public relation services, business advisory, consulting, and prepaid insurance, which are being amortized over the terms of their respective agreements.

In addition, the Company had outstanding litigation bonds in the amount of $980,919 and $1,748,311 at September 30, 2016 and December 31, 2015, respectively. These bonds were entered into in Germany after the successful ruling by the court in first instance trials related to some of the Company’s patents in German courts. The difference in the balance of the litigation bonds at September 30, 2016 compared to December 31, 2015 is attributable to $175,883 in currency translation impact, the return of $1,944,085 in bonds related to the IP Liquidity and Medtech litigations and the placing of bonds in Germany related to the TLI litigations in the amount of $1,000,810.

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

As of December 31, 2015, the Company had $4,482,845 in Level 3 goodwill. During the nine months ended September 30, 2016, the Company added $0 in goodwill associated with acquisitions and the Company impaired the goodwill associated with one of its portfolios in the amount of $83,000. In addition, the Company experienced a gain in the value of the goodwill held by foreign subsidiaries to to foreign exchange adjustments in the amount of $83,284.  This resulted in a fair value of the Company’s Level 3 goodwill as of September 30, 2016 of $4,483,129.

Clouding IP earn out liability was determined to be a Level 3 liability, which requires the remeasurement of fair value at each period end by using discounted cash flow analysis using unobservable inputs, such as revenue and expenses forecasts, timing of proceeds, and a discount rate. Based on the remeasurement of fair value as of September 30, 2016, the Company determined that the Clouding IP earn out liability was $110,100 for current portion and $1,082,586 for the long-term portion, which resulted in gain from change in fair value of $1,954,368 and $2,122,208 for three and nine months ended September 30, 2016, respectively and a gain from change in fair value adjustment of $597,047 and $2,901,348 for the three and nine months ended September 30, 2015, respectively.

Under certain circumstances related to litigations in Germany, the Company is either required to or may decide to enter into a bond with the courts. As of September 30, 2016 and December 31, 2015, the Company had outstanding bonds in the amount of $980,919 and $1,748,311, respectively. The Company adjusted the value as of September 30, 2016 of the bonds to reflect changes to the exchange rate between the Euro and the US Dollar.

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

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion and examination by a taxing authority without being legally extinguished. For a tax position considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The federal and state income tax returns of the Company are subject to examination by the Internal Revenue Service and state taxing authorities, generally for three years after they were filed. The Company is in the process of filing the 2015 tax returns. After review of the 2015 financial statements and the results of operations through September 30, 2016, the Company has recorded a deferred tax asset in the amount of $11,918,920, from which the Company expects to realize benefits in the future, and a deferred tax liability of $438,709.

The Company files U.S. and state income tax returns with varying statutes of limitations. The 2011 through 2015 tax years generally remain subject to examination by federal and state tax authorities.

Basic and Diluted Net Earnings (Loss) per Share

Net earnings (loss) per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding during the period. The Company has options to purchase 3,665,314 shares of common stock and warrants to purchase 556,672 shares of common stock outstanding at September 30, 2016, but since the Company is in a loss position, there is no calculation of diluted earnings (loss) per share.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	For the Three Months Ended September 30,2016	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015
Net income (loss) attributable to Marathon Patent Group, Inc. common shareholders	(6,274,410)	(3,750,468)	(2,261,542)	(13,034,736)

Denominator
Weighted Average Common Shares - Basic and Diluted	15,047,141	14,376,118	14,944,852	14,094,891

Earnings (Loss) per common share:
Income (Loss) - Basic and Diluted	$(0.42)	$(0.26)	$(0.15)	$(0.92)

Intangible Assets

Intangible assets include patents purchased and patents acquired in lieu of cash in licensing transactions. The patents purchased are recorded based on the cost to acquire them and patents acquired in lieu of cash are recorded at their fair market value. The costs of these assets are amortized over their remaining useful lives. Useful lives of intangible assets are periodically evaluated for reasonableness and the assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may no longer be recoverable. The Company recorded impairment charges to its intangible assets during the three and nine months ended September 30, 2016 in the amounts of $5,531,383 and 6,525,273 respectively, associated with the end of life of a number of the Company’s portfolios, compared to an impairment charge in the amount of $0 and $766,498, respectively, during the three and nine months ended September 30, 2015 associated with the reduction in the carrying value of one the Company’s portfolios.

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. When conducting its annual goodwill impairment assessment, the Company initially performs a qualitative evaluation of whether it is more likely than not that goodwill is impaired. If it is determined by a qualitative evaluation that it is more likely than not that goodwill is impaired, the Company then applies a two-step impairment test. The two-step impairment test first compares the fair value of the Company’s reporting unit to its carrying or book value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the reporting unit exceeds its fair value, the Company determines the implied fair value of the reporting unit’s goodwill and if the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded in the consolidated statement of operations. The Company performed the annual testing for impairment of goodwill at the reporting unit level during the quarter ended September 30, 2016.

For the three and nine months ended September 30, 2016 the Company recorded an impairment charge to its goodwill in the amount of $0 and $83,000, respectively.  For the three and nine months ended September 30, 2015 the Company recorded an impairment charge to its goodwill in the amount of $0 and $0, respectively. The impairment charge to goodwill for the three and nine months ended September 30, 2016 resulted from the determination that one or the Company’s portfolios had reached the end of its useful life.

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

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date. As stock-based compensation expense is recognized based on awards expected to vest, forfeitures are also estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For both the three and nine months ended September 30, 2016, the expected forfeiture rate was 11.03%, which resulted in an expense of $9,570 and $36,832 for the three and nine months ended September 30, 2016, respectively, recognized in the Company’s compensation expenses. For both the three and nine months ended September 30, 2015, the expected forfeiture rate was 11.66%, which resulted in an expense of $8,423 and $16,004 for the three and nine months ended September 30, 2015, respectively, recognized in the Company’s compensation expenses. The Company will continue to re-assess the impact of forfeitures if actual forfeitures change in future quarters.

Reclassification

Certain amounts in the financial statements of prior year have been reclassified to conform to the fiscal 2016 presentation, with no effect on net earnings.

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The standard is intended to eliminate diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 will be effective for fiscal years beginning after December 15, 2017. Early adoption is permitted for all entities. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-07, “Simplifying the Transition to the Equity Method of Accounting.” The amendments in the ASU eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years and should be applied prospectively upon the effective date. Early adoption is permitted. The Company is currently evaluating the provisions of this guidance.

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

HISTORICAL ACQUSITIONS

Dynamic Advances, IP Liquidity and Sarif Biomedical

On May 2, 2014, the Company completed the acquisition of certain ownership rights (the “Acquired Intellectual Property”) from TechDev, Granicus IP, LLC (“Granicus”) and the Spangenberg Family Foundation (“SFF”) pursuant to the terms of three purchase agreements between: (i) the Company, TechDev, SFF and DA Acquisition LLC, a newly formed Texas limited liability company and wholly-owned subsidiary of the Company; (ii) the Company, Granicus, SFF and IP Liquidity Ventures Acquisition LLC, a newly formed Delaware limited liability company and wholly-owned subsidiary of the Company; and (iii) the Company, TechDev, SFF and Sarif Biomedical Acquisition LLC “(Sarif”), a newly formed Delaware limited liability company and wholly-owned subsidiary of the Company (the “DA Agreement,” the “IP Liquidity Agreement” and the “Sarif Agreement,” respectively and the collective transactions, the “Acquisitions”).

Dynamic Advances

Pursuant to the DA Agreement, the Company acquired 100% of the limited liability company membership interests of Dynamic Advances, LLC, a Texas limited liability company, in consideration for: (i) two cash payments of $2,375,000, one payment due at closing and the other payment due on or before September 30, 2014, with such second payment being subject to increase to $2,850,000 if not made on or before June 30, 2014; and (ii) 195,500 shares of the Company’s Series B Convertible Preferred Stock. Under the terms of the DA Agreement, TechDev and SFF are entitled to possible future payments for a maximum consideration of $250,000,000 pursuant to the Pay Proceeds Agreement described below. Dynamic Advances holds exclusive license to monetize certain patents owned by a third party.

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

Sarif Biomedical

Pursuant to the Sarif Agreement, the Company acquired 100% of the limited liability company membership interests of Sarif, a Delaware limited liability company, in consideration for two cash payments of $250,000, one payment due at closing and the other payment due on or before September 30, 2014, with such second payment being subject to increase to $300,000 if not made on or before June 30, 2014.  Under the terms of the Sarif Agreement, TechDev is entitled to possible future payments for a maximum consideration of $250,000,000 pursuant to the Pay Proceeds Agreement described below. Sarif holds ownership rights to certain patents.

On May 2, 2014, the Company issued TechDev a promissory note in order to evidence the second cash payment due under the terms of the Sarif Agreement in the amount of $250,000 due on or before September 30, 2014, with such amount due under the terms of the promissory note being subject to increase to $300,000 if the Company’s payment pursuant to the terms of the Sarif Agreement were not made on or before September 30, 2014. The promissory note matured on September 30, 2014. Effective September 30, 2014, TechDev extended the maturity to March 31, 2015 in return for a payment of $26,250, payable within thirty days. The payment for this extension of the maturity date was made on October 10, 2014 and the promissory note was repaid on February 24, 2015. The promissory note did not otherwise include any interest payable by the Company. Since the Company did not make the payment on the promissory note prior to June 30, 2014, the Company included in the consideration paid for Dynamic Advances the higher principal amount of the promissory note. The total amount of consideration paid by the Company for Sarif, including capitalized costs associated with the purchase, was $552,024.

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

Selene Communication Technologies

On June 17, 2014, Selene Communication Technologies Acquisition LLC (“Acquisition LLC”), a Delaware limited liability company and newly formed wholly owned subsidiary of the Company, entered into a merger agreement (the “Selene Interests Sale Agreement”) with Selene Communication Technologies, LLC (“Selene”).

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

Pursuant to the terms of the Selene Interests Sale Agreement, Selene merged with and into Acquisition LLC with Selene surviving the merger as the wholly owned subsidiary of the Company.  The Company (i) issued 100,000 shares of common stock to the sellers of Selene (“Selene Sellers”) and (ii) paid the Selene Sellers $50,000 cash.  The Company valued these common shares at the fair market value on the date of grant at $9.80 per share or $980,000. The transaction resulted in a business combination and caused Selene to become a wholly-owned subsidiary of the Company.

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

The Company paid Clouding IP (i) $1.4 million in cash, (ii) $1.0 million in the form of a promissory note issued by the Company that would have matured on October 31, 2014, (iii) 25,000 shares of its restricted common stock valued at $281,000 and (iv) fifty percent (50%) of the net recoveries (gross revenues minus certain defined expenses) in excess of $4.0 million in net revenues that the Company makes with respect to the patents purchased from Clouding IP. The Company valued the Common Stock at the fair market value on the date of the Clouding Agreement at $11.24 per share or $281,000 and the promissory note was paid in full prior to October 31, 2014. The revenue share under item (iv) above was booked as an earn out liability on the balance sheet in accordance with the appraisal of the consideration and intangible value. The Company booked a payable to the sellers pursuant to the earn out liability in the amount of $2,148,000 at September 30, 2014, based on license agreements entered into during the quarter. No further amount is owed until the Company generates additional revenue, if any, from the Clouding patents.

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

TLI Communications LLC

On September 19, 2014, TLI Acquisition Corp (“TLIA”), a Virginia corporation and newly formed wholly-owned subsidiary of the Company, entered into an interest sale agreement to purchase 100% of the membership interests of TLI Communications LLC (“TLIC”), a Delaware limited liability company (the “TLIC Interests Sale Agreement”). TLIC owns a patent in the telecommunications field.

Pursuant to the terms of the TLIC Interests Sale Agreement, TLIC merged with and into TLIA with TLIC surviving the merger as the wholly-owned subsidiary of the Company.  The Company (i) agreed to issue 60,000 shares of Common Stock to the sellers of TLIC (“TLIC Sellers”), (ii) paid the TLIC Sellers $350,000 cash and (iii) agreed to pay the TLIC Sellers a fifty percent (50%) of the net recoveries (gross revenues minus certain defined expenses and the cash portion of the acquisition consideration) that the Company makes with respect to the patent purchased pursuant to the acquisition of TLIC.  The Company valued the Common Stock at the fair market value on the date of the TLIC Interests Sale Agreement at $13.63 per share or $818,000. The cash portion of the consideration was outstanding at September 30, 2014 and was subsequently paid in October 2014. The transaction resulted in a business combination and caused TIC to become a wholly-owned subsidiary of the Company.

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

Medtech Entities

On October 13, 2014, Medtech Group Acquisition Corp (“Medtech Corp.”), a Texas corporation and newly formed wholly-owned subsidiary of the Company, entered into an interest sale agreement (the “Interest Sale Agreement”) to purchase 100% of the equity or membership interests of OrthoPhoenix, LLC (“OrthoPhoenix”), a Delaware limited liability company, TLIF, LLC (“TLIF”) and MedTech Development Deutschland GmbH (“MedTech GmbH” and along with OrthoPhoenix and TLIF, the “Medtech Entities”) from MedTech Development, LLC (“MedTech Development”). The Medtech Entities own patents in the medical technology field.

Pursuant to the terms of the Interest Sale Agreement between MedTech Development, Medtech Corp. and the Medtech Entities, the Company (i) paid MedTech Development $1,000,000 cash and (ii) issued a Promissory Note to MedTech Development in the amount of $9,000,000 and (iii) assumed existing debt payable to Medtronics, Inc.  The assumed debt payable to Medtronics was renegotiated, as a result of which, the outstanding amount was $6.25 million prior to any repayment by the Company. The debt was due in installments through July 20, 2015; in the event that the Company paid the total amount due by June 30, 2015, the Company would receive a reduction in the remaining principal owed by the Company in the amount of $750,000. The transaction resulted in a business combination and caused the Medtech Entities to become wholly-owned subsidiaries of the Company.

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

After evaluating the facts and circumstances of the purchase, the Company determined that this was an asset purchase. In coming to its conclusion, the Company reviewed the status of the assets, the historical activity and the absence of any employees, licensing activity, vendors associated with the patents, any royalties, and any other assets other than the patents.

ACQUISITIONS DURING THE THREE MONTHS ENDED SEPTEMBER 30, 2016

Marathon IP GmbH

On July 5, 2016, Marathon IP GmbH (“Marathon IP”), a German corporation and newly formed wholly-owned subsidiary of Marathon Group SA (“Marathon SA”), a wholly-owned subsidiary of the Company, entered into the Patent Purchase Agreements (the “PPA”) to purchase 62 patents from Siemens Switzerland Ltd. and Siemens Industry Inc. (together “Siemens”). The patents purchased by Marathon IP relate to the internet-of-things and cover all the major global economies including China, France, Germany, the United Kingdom and the United States.

Pursuant to the terms of the PPAs, Munitech (i) paid Siemens $250,000 in cash upon closing and (ii) will pay a percentage of gross proceeds in excess of a reserve threshold on behalf of Marathon IP.

After evaluating the facts and circumstances of the purchase, the Company determined that this was an asset purchase. In coming to its conclusion, the Company reviewed the status of the assets, the historical activity and the absence of any employees, licensing activity, vendors associated with the patents, any royalties, and any other assets other than the patents.

Traverse Technologies Corp.

On August 3, 2016, Traverse Technologies Corp. (“Traverse”), a United States corporation and newly formed wholly-owned subsidiary of the Company, entered into a Patent Purchase Agreement (the “PPA”) to purchase 12 patents from CPT IP Holdings (“CPT”). The patents purchased by Traverse relate to batteries and principally cover various Asian and the United States markets.

Pursuant to the terms of the PPAs, Traverse (i) paid CPT $1,300,000 in cash upon closing and (ii) will pay a percentage of net recoveries in excess of a reserve threshold on behalf of Traverse.

After evaluating the facts and circumstances of the purchase, the Company determined that this was an asset purchase. In coming to its conclusion, the Company reviewed the status of the assets, the historical activity and the absence of any employees, licensing activity, vendors associated with the patents, any royalties, and any other assets other than the patents.

PG Technologies S.a.r.l.

On August 11, 2016, PG Technologies S.a.r.l. (“PG Tech”), a Luxembourg limited liability company jointly owned with a large litigation financing fund, entered into a Patent Funding and Exclusive License Agreement (the “ELA”) to manage the monetization of greater than 10,000 patents in a single industry vertical with a Fortune 50 company. The patents cover all the major global economies including China, France, Germany, the United Kingdom and the United States. The Company determined that its ownership in PG Tech constitutes a VIE and that the Company is the primary beneficiary, as a result of which, the Company consolidated PG Tech in its financial statements. See Note 2 for additional details.

Pursuant to the terms of the ELA, PG Tech agreed with the Fortune 50 company to pay (i) $1,000,000 in cash upon closing, (ii) a future payment in the amount of $1,000,000 payable on or before December 31, 2016, (iii) minimum quarterly payments of $250,000 starting on April 1, 2017 and (iv) split 50% of the net licensing revenues.

After evaluating the facts and circumstances of the purchase, the Company determined that this was an asset purchase. In coming to its conclusion, the Company reviewed the status of the assets, the historical activity and the absence of any employees, licensing activity, vendors associated with the patents, any royalties, and any other assets other than the patents.

Motheye Technologies, LLC

On September 13, 2016, Motheye Technologies, LLC (“Motheye”), a United States corporation and newly formed wholly-owned subsidiary of the Company, entered into a Patent Purchase Agreements (the “PPA”) to purchase 1 patent from Cirrex Systems, LLC (“Cirrex”). The patent purchased by Motheye relates to LED lighting and is issued in the United States.

Pursuant to the terms of the PPA, Motheye pays no determined cash consideration, but is required to pay a percentage of net recoveries in excess of a reserve threshold on behalf of Motheye.

After evaluating the facts and circumstances of the purchase, the Company determined that this was an asset purchase. In coming to its conclusion, the Company reviewed the status of the assets, the historical activity and the absence of any employees, licensing activity, vendors associated with the patents, any royalties, and any other assets other than the patents.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets of the Company, including adjustments for currency translation adjustments, consisted of the following:

	September 30, 2016	December 31, 2015

Intangible Assets	$35,990,321	$41,014,992
Accumulated Amortization & Impairment	(16,438,643)	(15,557,353)
Intangible assets, net	$19,551,678	$25,457,639

Other than the Company’s website as set forth in the table above, intangible assets are comprised of patents with estimated useful lives between approximately 1 to 15 years. The website was determined to have an estimated useful life of 3 years. Once placed in service, the Company will amortize the costs of intangible assets over their estimated useful lives on a straight-line basis.  Costs incurred to acquire patents, including legal costs, are also capitalized as long-lived assets and amortized on a straight-line basis with the associated patent. Amortization of patents is included in operating expenses as reflected in the accompanying consolidated statements of operations. The Company recorded impairment charges to its intangible assets during the three and nine months ended September 30, 2016 in the amounts of $5,531,383 and 6,525,273, respectively, associated with the end of life of a number of the Company’s portfolios, compared to an impairment charge in the amount of $0 and $766,498, respectively, during the three and nine months ended September 30, 2015 associated with the reduction in the carrying value of one the Company’s portfolios.

Patent and website amortization expense for the three and nine months ended September 30, 2016 was $2,030,886 and $6,018,196, respectively and patent and website amortization expense for the three and nine months ended September 30, 2015 was $2,884,269 and $8,511,730, respectively, net of foreign currency translation adjustments. Future amortization of intangible assets, net of foreign currency translation adjustments is as follows:

2016	$1,466,249
2017	4,614,613
2018	3,251,099
2019	2,551,034
2020	1,902,950
2021 and thereafter	5,765,733
Total	$19,551,678

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

-      In June 2016, we acquired two patent portfolios from Siemens covering W-CDMA and GSM cellular technology;

-      In July 2016, we acquired a patent portfolio from Siemens covering internet-of-things technology;

-      In August 2016, we acquired a patent portfolio from CPT IP Holdings, LLC covering battery technology;

-      In August 2016, we entered into a Patent Funding and Exclusive License Agreement with a Fortune 50 company to monetize more than 10,000 patents in a single industry vertical;

-      In September 2016, we acquired a patent from Cirrex Systems, LLC covering LED technology.

As of September 30, 2016, the Company’s patent portfolios consist of 519 U.S. and foreign patents and patent rights. In the aggregate, the earliest date for expiration of a patent in the Company’s patent portfolio has passed (the patent is expired, but patent rules allow for six-year look-back for royalties), the median expiration date for patents in the Company’s portfolio is August 15, 2018, and the latest expiration date for a patent in any of the Company’s patent portfolios is July 29, 2033.  A summary of the Company’s patent portfolios is as follows:

Subsidiary	Number of Patents	Earliest Expiration Date	Median Expiration Date	Latest Expiration Date	Subject Matter
Bismarck IP Inc.	17	09/15/16	08/02/16	01/22/18	Communication and PBX equipment
Clouding Corp.	59	Expired	08/06/21	03/29/29	Network and data management
CRFD Research, Inc.	5	05/25/21	09/17/21	08/19/23	Web page content translator and device-to-device transfer system
Cyberfone Systems, LLC	30	Expired	09/15/15	06/07/20	Telephony and data transactions
Dynamic Advances, LLC	4	Expired	10/02/17	03/06/23	Natural language interface
E2E Processing, Inc.	4	04/27/20	11/17/23	07/18/24	Manufacturing schedules using adaptive learning
Hybrid Sequence IP, Inc.	2	Expired	09/09/16	07/17/17	Asynchronous communications
IP Liquidity Ventures, LLC	3	Expired	06/06/15	06/06/15	Pharmaceuticals / tire pressure systems
Loopback Technologies, Inc.	9	Expired	08/05/16	08/27/22	Automotive
Magnus IP	62	10/28/29	09/29/24	10/15/30	Network Management/Connected Home Devices
Medtech Group Acquisition Corp.	86	Expired	06/28/19	08/09/29	Medical technology
Motheye Technologies	1	06/07/21	06/07/21	06/07/21	Optical Networking
Munitch IP	173	9/16/18	6/21/26	5/29/32	W-CDMA and GSM cellular technology
Relay IP, Inc.	1	Expired	Expired	Expired	Multicasting
Sampo IP, LLC	3	03/13/18	12/01/19	11/16/23	Centrifugal communications
Sarif Biomedical LLC	4	Expired	Expired	Expired	Microsurgery equipment
Signal IP, Inc.	7	Expired	12/01/15	08/06/22	Automotive
TLI Communications, LLC	6	06/17/17	06/17/17	06/17/17	Telecommunications
Traverse Technologies	12	02/25/29	06/05/29	07/29/33	Li-Ion Battery/High Capacity Electrodes
Vantage Point Technology, Inc.	31	Expired	05/31/16	03/09/18	Computer networking and operations
		Median	08/15/18

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

Common Stock Warrants

On May 1, 2014, the Company issued warrants (the “PIPE Warrants”) to purchase 511,790 shares of Common Stock, at a price of $3.75 per share of Common Stock, pursuant to the Private Placement described in detail below. The Company reviewed the issuance of the PIPE Warrants, done in conjunction with the financing closed on May 1, 2014, and determined that pursuant to ASC 480 and ASC 815, the PIPE Warrants met the requirement to be classified as equity and were booked as Additional Paid-in Capital.  All PIPE Warrants have expired.

In conjunction with the issuance of $5,550,000 in convertible debt on October 16, 2014, the Company issued two-year warrants (the “Debt Warrants”) to purchase 258,998 shares of the Company’s Common Stock, par value $0.0001 per share pursuant to a securities purchase agreement. The Debt Warrants were valued at $164,020 and were recorded as a discount to the fair value of the convertible notes. The Debt Warrants are initially convertible into shares of the Company’s Common Stock at an exercise price of $8.25 per share. The conversion and exercise prices are subject to adjustment in the event of certain events, including stock splits and dividends. The Company reviewed the instruments in the context of ASC 480 and determined that the convertible notes should be recorded as a liability and analyzed the conversion feature and bifurcation pursuant to ASC 815 and ASC 470, respectively, to determine that there was no beneficial conversion feature and that the conversion feature should not be bifurcated.  All Debt Warrants have expired or been exercised.

On January 29, 2015, the Company and certain of its subsidiaries entered into a series of Agreements including a Securities Purchase Agreement (“Fortress Securities Purchase Agreement”) with DBD, an affiliate of Fortress, under which the Company issued a five-year warrant (“Fortress Warrant”) to purchase 100,000 shares of the Company’s Common Stock exercisable at $7.44 per share, subject to adjustment.  The Company reviewed the instruments in the context of ASC 480 and determined that the convertible notes should be recorded as a liability, the warrants should be recorded as equity and analyzed the conversion feature and bifurcation pursuant to ASC 815 and ASC 470, respectively, to determine that the was no beneficial conversion feature and that the conversion feature should not be bifurcated.

During the year ended December 31, 2015, warrants to purchase 5,000 shares of Common Stock were exercised and no warrants to purchase shares of Common Stock were forfeited.

During the three and nine months ended September 30, 2015, the Company recorded stock based compensation expense of $0 and $3,465 in connection with the vested warrants associated with one warrant-based compensatory grant, compared to no compensation expenses for the three and nine months ended September 30, 2016 associated with this warrant. The warrant was valued at the time of grant on January 26, 2012, based on the Black-Scholes model, using the strike and market prices of $3.25 per share, the term of 10 years, volatility of 191% based on the closing price of the 50 trading sessions immediately preceding the grant and a discount rate as published by the Federal Reserve of 1.96%. At December 31, 2015, there was a total of $0 of unrecognized compensation expense related to future recognition of warrant-based compensation arrangements.

A summary of the status of the Company’s outstanding stock warrants at September 30, 2016 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Balance at December 31, 2015	2,021,308	$4.27	0.87
Granted	-	-	-
Cancelled	(1,464,636)	$3.42	-
Forfeited	-	-	-
Exercised	-	$-	-
Balance at September 30, 2016	556,672	6.51	1.33

Warrants exercisable at September 30, 2016	556,672
Weighted average fair value of warrants granted during the period		$-

At various times during the nine months ended September 30, 2016, warrants issued in conjunction with financings entered into by the Company in May 2013, August 2013 and May 2014 were cancelled as they passed their expiration dates unexercised.

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

On April 7, 2015 (the “Effective Date”), the Company entered into a consulting agreement (the “Consulting Agreement”) with Richard Chernicoff, a member of the Company’s Board of Directors, pursuant to which Mr. Chernicoff shall provide certain services to the Company, including serving as the interim General Counsel and interim General Manager of commercial product commercialization development. Pursuant to the terms of the Consulting Agreement, Mr. Chernicoff shall receive a monthly retainer of $27,000 and a ten-year stock option to purchase 280,000 shares of the Company’s Common Stock pursuant to the Company’s 2014 Plan. The stock options have an exercise price of $6.76 per share, the closing price of the Company’s common stock on the date immediately prior to the Board of Directors approval of such stock options and the options shall vest as follows: 25% of the option shall vest on the 12 month anniversary of the Effective Date and thereafter 2.083% on the 21st day of each succeeding calendar month for the following twelve months, provided Mr. Chernicoff continues to provide services (in addition to as a member of the Company’s Board of Directors) at the time of vesting. The option shall be subject in all respects to the terms of the 2014 Plan. Notwithstanding anything herein to the contrary, the remainder of the option shall be subject to the following as an additional condition of vesting: (A) options to purchase 70,000 shares of the Company’s Common Stock under the option shall not vest at all unless the price of the Company’s common stock while Mr. Chernicoff continues as an officer and/or director reaches $8.99 and (B) options to purchase 70,000 shares of the Company’s Common Stock under the option shall not vest at all unless the price of the Company’s common stock while Mr. Chernicoff continues as an officer and/or director reaches $10.14. For valuation purposes, the options were divided into two parts – the time-based vesting component and the performance-based vesting component. The time-based vesting component was valued based on the Black-Scholes model, using the strike and market prices of $6.76 per share, an expected term of 6.25 years, volatility of 53% based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve of 1.53%. The performance-based vesting component was valued based on the Monte Carlo Simulation model, using the strike and market prices of $6.76 per share, an expected term of 10.0 years, volatility of 61% based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve of 1.89%.  On May 15, 2016, the Company and Mr. Chernicoff entered into an amendment of his consulting agreement whereby the monthly retainer was eliminated and replaced with an hourly option for legal services and the portion of his option to purchase 140,000 shares of the Company’s common stock as set forth in clauses (A) and (B) above were terminated.

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

On May 20, 2016, the Company entered into an employment agreement with Kathy Grubbs (“Grubbs Agreement”) pursuant to which Ms. Grubbs would serve as an analyst. As part of the consideration, the Company agreed to grant Ms. Grubbs a ten-year stock option to purchase an aggregate of 50,000 shares of Common Stock, with a strike price of $2.25 per share, vesting in thirty-six (36) equal installments on each monthly anniversary of the date of the Grubbs Agreement. The options were valued based on the Black-Scholes model, using the strike and market prices of $2.25 per share, an expected term of 6.50 years, volatility of 47% based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve of 1.88%.

On July 1, 2016, in conjunction with an executive employment agreement with David Liu (“Liu Agreement”) pursuant to which Mr. Liu would serve as the Company’s CTO, entered into on June 29, 2016, the Company granted Mr. Liu a ten-year stock option to purchase an aggregate of 150,000 shares of Common Stock, with a strike price of $2.79 per share, vesting in thirty-six (36) equal installments on each monthly anniversary of the date of the Liu Agreement. The options were valued based on the Black-Scholes model, using the strike and market prices of $2.79 per share, an expected term of 6.50 years, volatility of 47% based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve of 1.20%.

For the three and nine months ended September 30, 2016 the Company recorded option-based compensation expenses of $472,434 and $1,524,018, respectively. A summary of the stock options as of September 30, 2016 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
Balance at December 31, 2015	3,383,267	$4.25	7.11
Granted	700,000	$1.65	9.65
Cancelled	(291,772)	$5.69	-
Forfeited	(126,181)	$5.18	-
Exercised	-	$-	-
Balance at September 30, 2016	3,665,314	$3.34	7.02

Options Exercisable at September 30, 2016	2,627,075
Options expected to vest	1,435,800
Weighted average fair value of options granted during the period		$0.90

Stock options outstanding at September 30, 2016 as disclosed in the above table have approximately $1,377,905 in intrinsic value at September 30, 2016.

Non-Controlling Interest

Non-controlling interest represents equity interests in consolidated subsidiaries that are not attributable, either directly or indirectly, to the Company’s ownership stake in 3D Nanocolor Corp. (“3D Nano”) or PG Tech, but rather, non-controlling interests includes the minority equity holders’ proportionate share of the equity of 3D Nano and PG Tech.

Ownership interests in subsidiaries held by parties other than the Company are presented as non-controlling interests within stockholders’ equity, separately from the equity held by the Company on the consolidated statements of stockholders’ equity. Revenues, expenses, net income and other comprehensive income are reported in the consolidated financial statements at the consolidated amounts, which includes amounts attributable to both the Company’s interest and the non-controlling interests in 3D Nano and PG Tech. Net income and other comprehensive income is then attributed to the Company’s interest and the non-controlling interests. Net income to non-controlling interests is deducted from net income in the consolidated statements of income to determine net income attributable to the Company’s common shareholders.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Fortress Transaction

On January 29, 2015, the Company and certain of its subsidiaries (each a “Subsidiary”) entered into a series of agreements including a Fortress Securities Agreement and a Subscription Agreement with DBD, an affiliate of Fortress, under which the Company sold to the purchasers: (i) $15,000,000 original principal amount of Senior Secured Notes (“Fortress Notes”), (ii) a right to receive a portion of certain proceeds from monetization net revenues received by the Company (after receipt by the Company of $15,000,000 of monetization net revenues and repayment of the Fortress Notes), (the “Revenue Stream”), (iii) a five-year warrant (the “Fortress Warrant”) to purchase 100,000 shares of the Company’s Common Stock exercisable at $7.44 per share, subject to adjustment; and (iv) 134,409 shares of the Company’s Common Stock.  Under the Fortress Securties Purchase Agreement, the Company has the right to require the purchasers to purchase an additional $5,000,000 of Fortress Notes (which will increase proportionately the Revenue Stream), subject to the achievement of certain milestones, and further contemplates that Fortress may, but is not obligated to, fund up to an additional $30,000,000, on equivalent economic terms.  The Company may use the proceeds to finance the monetization of its existing assets, provide further expansion capital for new acquisitions, to repay existing debt (including without limitation, the Company’s 11% convertible notes issued October 9, 2013 and for general working capital and corporate purposes.

Pursuant to the Fortress Securities Purchase Agreement entered into on January 29, 2015, the Company issued to Fortress a Note in the original principal amount of $15,000,000 (the “Initial Note”). The Initial Note matures on July 29, 2018. If any additional Fortress Notes are issued pursuant to the Fortress Securities Purchase Agreement, the maturity date of such additional Fortress Notes shall be 42 months after issuance. The unpaid principal amount of the Initial Note (including any PIK Interest, as defined below) shall bear cash interest at a rate equal to LIBOR plus 9.75% per annum; provided that upon and during the continuance of an Event of Default (as defined in the Fortress Securities Purchase Agreement), the interest rate shall increase by an additional 2% per annum.  As of September 30, 2016, the twelve-month LIBOR USD rate was 1.55%. Interest on the Initial Note shall be paid on the last business day of each calendar month (the “Interest Payment Date”), commencing January 31, 2015.  Interest shall be paid in cash except that 2.75% per annum of the interest due on each Interest Payment Date shall be paid-in-kind, by increasing the principal amount of the Fortress Notes by the amount of such interest, effective as of the applicable Interest Payment Date (“PIK Interest”).  PIK Interest shall be treated as added principal of the Initial Note for all purposes, including interest accrual and the calculation of any prepayment premium.

The Fortress Securities Purchase Agreement contains certain customary events of default, and also contains certain covenants including a requirement that the Company maintain minimum liquidity of $1,000,000 in unrestricted cash and cash equivalents and that the Company shall have Monetization Revenues (as defined in the Fortress Securities Purchase Agreement) for each of the four fiscal quarters commencing December 31, 2014 of at least $15,000,000.

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

In connection with the transactions described above, TechDev, Audrey Spangenberg, Erich Spangenberg, and Granicus (the “Spangenberg Holders”) entered into a lock-up agreement (the “Spangenberg Lockup”) with respect to 1,626,924 shares of Common Stock, 48,078 shares of Common Stock underlying warrants, and 782,000 shares of Common Stock underlying preferred stock, pursuant to which the Spangenberg Holders agreed that until payment in full of the Note Obligations (as defined in the Fortress Notes), which shall include but not be limited to all principal and interest on outstanding Fortress Notes pursuant to the Fortress Securities Purchase Agreement, the Spangenberg Holders and certain related parties agreed that they will not, directly or indirectly, (i) offer, sell, offer to sell, contract to sell, hedge, hypothecate, pledge, sell any option or contract to purchase any option or contract to sell, grant any option, right or warrant to purchase or sell (or announce any offer, sale, offer of sale, contract of sale, hedge, hypothecation, pledge, sale of any option or contract to purchase, purchase of any option or contract of sale, grant of any option, right or warrant to purchase or other sale or disposition), or otherwise transfer or dispose of (or enter into any transaction or device that is designed to, or could be expected to, result in the disposition by any person at any time in the future), more than 5% of the Spangenberg Lockup shares (as defined in the Spangenberg Lock-Up Agreement), beneficially owned, within the meaning of Rule 13d-3 under the Exchange Act, by such Holder and his/her Related Group (as such terms are defined in the Spangenberg Lock-Up Agreement) on the date of the Spangenberg Lock-Up Agreement or thereafter acquired or (ii) enter into any swap or other agreement or any transaction that transfers, in whole or in part, directly or indirectly, the economic consequence of ownership of more than 5% of the Spangenberg Lock-Up Shares, whether or not any such swap or transaction described in clause (i) or (ii) above is to be settled by delivery of any Lock-Up Shares. The Spangenberg Holders may purchase additional shares of the Company’s Common Stock during the Lock-Up Period (as defined in the Spangenberg Lock-Up Agreement) to the extent that such purchase only increases the net holding of the Holders in the Company.

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

Office Lease

In October 2013, the Company entered into a net-lease for its current office space in Los Angeles, California.  The lease commenced on May 1, 2014 and runs for seven years through April 30, 2021, with monthly lease payment escalating each year of the lease.  In addition to paying a deposit of $7,564 and the monthly base lease cost, the Company is required to pay a pro rata share of operating expenses and real estate taxes.  Under the terms of the lease, the Company will not be required to pay rent for the first five months but must remain in compliance with the terms of the lease to continue to maintain that benefit.  In addition, the Company has a one-time option to terminate the lease in the 42th month of the lease.  Minimum future lease payments under this lease at September 30, 2016, for the next five years and thereafter are as follows:

2016	$17,304
2017	71,288
2018	74,540
2019	77,872
2020	81,336
Thereafter	27,504
Total	$349,844

NOTE 7 – SUBSEQUENT EVENTS

None

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

Overview

We acquire patents and patent rights from owners or other ventures and seek to monetize the value of the patents through litigation and licensing strategies, alone or with others.  Part of our acquisition strategy is to acquire or invest in patents and patent rights that cover a wide-range of subject matter which allows us to seek the benefits of a diversified portfolio of assets in differing industries and countries.  Generally, the patents and patent rights that we seek to acquire have large identifiable targets who are or have been using technology that we believe infringes our patents and patent rights.  We generally monetize our portfolio of patents and patent rights by entering into license discussions, and if that is unsuccessful, initiating enforcement activities against any infringing parties with the objective of entering into comprehensive settlement and license agreements that may include the granting of non-exclusive retroactive and future rights to use the patented technology, a covenant not to sue, a release of the party from certain claims, the dismissal of any pending litigation and other terms.  Our strategy has been developed with the expectation that it will result in a long-term, diversified revenue stream for the Company. As of September 30, 2016, we owned 519 U.S. and foreign patents.

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

Variable Interest Entities

Financial Accounting Standards Board, or FASB, accounting guidance concerning variable interest entities, or VIE, addresses the consolidation of a business enterprise to which the usual condition of consolidation (ownership of a majority voting interest) does not apply. This guidance focuses on controlling financial interests that may be achieved through arrangements that do not involve voting interests. The guidance requires an assessment of who the primary beneficiary is and whether the primary beneficiary should consolidate the VIE. The primary beneficiary is identified as the variable interest holder that has both the power to direct the activities of the variable interest entity that most significantly impacts the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Application of the VIE consolidation requirements may require the exercise of significant judgment by management.

On August 11, 2016, PG Technologies S.a.r.l. (“PG Tech”), a Luxembourg limited liability company jointly owned with a large litgation financing fund, entered into a Patent Funding and Exclusive License Agreement (the “ELA”) to manage the monetization of greater than 10,000 patents in a single industry vertical with a Fortune 50 company. The patents cover all the major global economies including China, France, Germany, the United Kingdom and the United States. The Company determined that the the Company’s ownership interest constitutes a VIE and that the Company is the primary beneficiary because the Company satisfies both the power and benefits criterion pursuant to ASC 810. As a result, the Company will consolidate the VIE within its financial statements.

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

Intangible Assets - Patents

Intangible assets include patents purchased and patents acquired in lieu of cash in licensing transactions. The patents purchased are recorded based on the cost to acquire them and patents acquired in lieu of cash are recorded at their fair market value.  The costs of these assets are amortized over their remaining useful lives. Useful lives of intangible assets are periodically evaluated for reasonableness and the assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may no longer be recoverable. The Company recorded impairment charges to its intangible assets during the three and nine months ended September 30, 2016 in the amounts of $5,531,383 and 6,525,273, respectively, associated with the end of life of a number of the Company’s portfolios, compared to an impairment charge in the amount of $0 and $766,498, respectively, during the three and nine months ended September 30, 2015 associated with the reduction in the carrying value of one the Company’s portfolios.

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

For the three and nine months ended September 30, 2016 the Company recorded an impairment charge to its goodwill in the amount of $0 and $83,000, respectively.  For the three and nine months ended September 30, 2015 the Company recorded an impairment charge to its goodwill in the amount of $0 and $0, respectively.  The impairment charge to goodwill for the three and nine months ended September 30, 2016 resulted from the determination that one of the Company’s portfolios had reached the end of its useful life.

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

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date. As stock-based compensation expense is recognized based on awards expected to vest, forfeitures are also estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For both the three and nine months ended September 30, 2016, the expected forfeiture rate was 11.03%, which resulted in an expense of $9,570 and $36,832 for the three and nine months ended September 30, 2016, respectively, recognized in the Company’s compensation expenses. For both the three and nine months ended September 30, 2015, the expected forfeiture rate was 11.66%, which resulted in an expense of $8,423 and $16,004 for the three and nine months ended September 30, 2015, respectively, recognized in the Company’s compensation expenses.

The Company will continue to re-assess the impact of forfeitures if actual forfeitures increase in future quarters.

Liquidity and Capital Resources

At September 30, 2016, we had approximately $1.3 million in cash and a working capital deficit of approximately $14.8 million, compared to approximately $2.6 million in cash and a working capital deficit of approximately $12.2 million as of December 31, 2015.

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

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The standard is intended to eliminate diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 will be effective for fiscal years beginning after December 15, 2017. Early adoption is permitted for all entities. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-07, “Simplifying the Transition to the Equity Method of Accounting.” The amendments in the ASU eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years and should be applied prospectively upon the effective date. Early adoption is permitted. The Company is currently evaluating the provisions of this guidance.

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

Results of Operations

For the Three and Nine Months Ended September 30, 2016 and 2015

We generated revenues of $43,113 and $36,452,551 during the three and nine months ended September 30, 2016, respectively, as compared to $6,407,997 and $11,870,851 during the three and nine months ended September 30, 2015, respectively.  For the three months ended September 30, 2016, this represented a decrease of $6,364,884 or 99% and for the nine months ended September 30, 2016, this represented an increase of $24,581,700 or 207%. On an absolute basis, revenue for the three and nine months ended September 30, 2016 was primarily derived from the issuance of one-time patent licenses with a small amount of recurring royalties and for the three and nine months ended September 30, 2015 revenue was derived from both the issuance of one-time patent licenses and recurring royalties.  The increase in revenue from 2015 to 2016 resulted from a number of larger one-time license agreements entered into by the Company’s Dynamic Advances and Medtech subsidiaries.

Revenues from the issuance of one-time licenses to certain of the Company’s patent portfolios accounted for approximately 0% and 99% of our revenues for the three months and nine ended September 30, 2016 and 97% and 94% for the three and nine months ended September 30, 2015, respectively. For the three months ended September 30, 2016, the Company had no revenue from the issuance of one-time licenses, whereas revenues from the five largest settlement and license agreements accounted for 87% of the Company’s revenue for the comparable period ending September 30, 2015.

While the Company added a number of patent portfolios during the periods ending June 30, 2016 and September 30, 2016, and the Company intends to move towards a recurring revenue model associated with the new, larger portfolios, the Company expects that until such transition is fully enacted that a significant portion of its revenues in the upcoming periods will be based on one-time grants of similar non-recurring, non-exclusive, non-assignable licenses to a relatively small number of entities and their affiliates. Further, with the expected small number of firms with which the Company enters into license agreements, and the amount and timing of such license agreements, the Company also expects that its revenues may be highly variable from one period to the next.

Direct cost of revenues during the three and nine months ended September 30, 2016 amounted to $1,094,378 and $19,202,118, respectively and for the three and nine months ended September 30, 2015, the direct cost of revenues amounted to $4,002,040 and $12,190,415, respectively. For the three months ended September 30, 2016, this represented a decrease of $2,907,661 or 73% and for the nine months ended September 30, 2016, this represented an increase of $7,011,703 or 58%. Direct costs of revenue include contingent payments to patent enforcement legal costs, patent enforcement advisors and inventors as well as various non-contingent costs associated with enforcing the Company’s patent rights and otherwise in developing and entering into settlement and licensing agreements that generate the Company’s revenue.  For the three months ended September 30, 2016, the Company had no costs associated with contingent payments as there were no new licenses during this period.  For the three months ended September 30, 2015, the Company had higher direct cost of revenus associated with contingent payments relative to new licenses issued as well as trial fees associated with the IP Liquidity portfolio. Direct cost of revenues were 2538% and 53%, respectively, for the three and nine months ended September 30, 2016 and direct costs of revenues were 62% and 103%, respectively, for the comparable periods in 2015.

We incurred other operating expenses of $9,688,527 and $18,884,827 for the three and nine months September 30, 2016, respectively and $5,491,363 and $17,632,070 for the three and nine months ended September 30, 2015, respectively.  For the three and nine months ended September 30, 2016, this represented an increase in other operating expenses of $4,197,164 or 76% and $1,321,407 or 7%, respectively. These expenses primarily consisted of amortization of patents, general expenses, compensation to our officers, directors and employees, professional and consulting fees incurred in connection with the day-to-day operation of our business and patent and goodwill impairment charges.  The year over year increase in other operating expenses for the nine months ended September 30, 2016 resulted primarily from patent impairment expenses in 2016; every other category of expense declined during the nine months ended September 30, 2016 versus the comparable period of 2015.

The operating expenses consisted of the following:

	Total Other Operating Expenses
	For the Three Months Ended September 30, 2016	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015

Amortization of intangible assets (1)	2,030,886	2,884,269	6,018,196	8,511,730
Compensation and related taxes (2)	1,252,571	903,685	3,406,841	3,571,817
Consulting fees (3)	257,420	643,702	903,032	1,869,326
Professional fees (4)	432,496	882,213	1,336,201	2,230,748
Other general and administrative (5)	183,771	177,494	612,284	681,951
Goowill Impairment (6)	-	-	83,000	766,498
Patent Impairment (7)	5,531,383	-	6,525,273	-
Total	9,688,527	5,491,363	18,884,827	17,632,070

Operating expenses for the three and nine months ended September 30, 2016 include non-cash operating expenses totaling $8,053,556 and $14,332,533, respectively, and for the three and nine month ended September 30, 2015, the Company incurred non-cash operating expenses of $3,787,346 and $12,404,184, respectively. Non-cash operating expenses consisted of the following:

	Non-Cash Operating Expenses
	For the Three Months Ended September 30, 2016	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015

Amortization of intangible assets (1)	2,030,886	2,884,269	6,018,196	8,511,730
Compensation and related taxes (2)	440,161	444,558	1,306,399	1,682,361
Consulting fees (3)	30,038	448,361	345,510	1,403,555
Professional fees (4)	8,620	8,527	25,707	25,582
Other general and administrative (5)	12,468	1,631	28,448	14,458
Goodwill impairment (6)	-	-	83,000	766,498
Patent Impairment (7)	5,531,383	-	6,525,273	-
Total	8,053,556	3,787,346	14,332,533	12,404,184

(1)

Amortization of intangibles and depreciation: Amortization expenses associated with patents and the Company’s website were $2,030,886 and $6,018,196 during the three and nine months ended September 30, 2016, respectively, a decrease of $853,383 or 30% and $2,493,534 or 29% relative to the three and nine months ended September 30, 2015. The decrease results from the full impairment in four of the Company’s portfolios and the partial impairment of another of the Company’s portfolios during the intervening period of time. When the Company acquires patents and patent rights, the Company capitalizes the cost of those assets and amortizes those costs over the remaining useful lives of the assets. All patent amortization expenses are non-cash expenses.

(2)

Compensation expense and related taxes: Compensation expense includes cash compensation and related payroll taxes and benefits, and non-cash equity compensation expenses. For the three months ended September 30, 2016, compensation expense and related payroll taxes were $1,252,571, an increase of $348,886 or 39% and for the nine months ended September 30, 2016, compensation expense and related payroll taxes were 3,406,841, a decrease of 164,976 or 5% relative to the nine months ended September 30, 2015. The increase in compensation for the three months ended September 30, 2016 primarily reflects salaries associated with new employees and the decrease in compensation expense for the nine months ended September 30, 2016 primarily reflects bonuses incurred and paid during the nine months ended September 30, 2015. We recognized non-cash employee and board equity based compensation of $440,161 and $1,306,399, respectively, for the three and nine months ended September 30, 2016 and $444,558 and $1,682,361, respectively, for the three and nine months ended September 30, 2015.

(3)

Consulting fees: For the three and nine months ended September 30, 2016, respectively, we incurred consulting fees of $257,420 and $903,032. This represented a decrease in the amount of $386,283 or 60% and a decrease of $966,294 or 52% compared to the three and nine months ended September 30, 2015. Consulting fees include both cash and non-cash related consulting fees primarily for investor relations, public relations and general consulting services.  The decrease during the three and nine months ended September 30, 2016 primarily reflect a decline in non-cash equity compensation expenses associated with the engagement of numerous consultants in the investor relations and for general consulting areas incurred in 2015 that expired during 2015 and 2016. During the three and nine months ended September 30, 2016, we recognized non-cash equity based consulting expenses of $30,038 and $345,510, respectively compared to non-cash equity-based consulting expenses of $448,361 and $1,403,555 for the three and nine months ended September 30, 2015.

(4)

Professional fees:  For the three and nine months ended September 30, 2016, we incurred professional fees of $432,496 and $1,336,201, respectively, a decrease of $449,717 or 51% and $894,547 or 40% over the comparable periods in 2015.  Professional fees primarily reflect the costs of professional outside accounting fees, legal fees and audit fees.  The decrease in professional fees for the three and nine months ended September 30, 2016 over the three and nine months ended September 30, 2015 relate to lower professional outside legal, accounting and audit fees resulting from the absence of significant costs associated with closing the Fortress transaction and preparing for the subsequently terminated Uniloc transaction. During the three and nine months ended September 30, 2016, we recognized non-cash equity based professional expenses of $8,620 and $25,707, respectively, compared to non-cash professional expenses of $8,527 and $25,582, respectively, during the same periods in 2015.

(5)

Other general and administrative expenses: For the three and nine months ended September 30, 2016, we incurred other general and administrative expenses of $183,773 and $612,284, respectively, an increase of $6,277 or 4% for the three months ended September 30, 2016 compared to the comparable period in 2015, but a decrease of $69,667 or 10% for the nine months ended September 30, 2016 compared to the comparable period in 2015. General and administrative expenses reflect the other non-categorized operating costs of the Company and include expenses related to being a public company, rent, insurance, technology and other expenses incurred to support the operations of the Company. During the three and nine months ended September 30, 2016, we recognized non-cash equity based other general and administrative expenses of $12,468 and $28,448, respectively, compared to non-cash professional expenses of $1,631 and $14,458, respectively, during the same periods in 2015.

(6)

Goodwill impairment: Based on the Company’s determination that one of its portfolios had reached the end of its useful life, the Company took an impairment charge during the three and nine months ended September 30, 2016 in the carrying value of the related goodwill in the amount of $0 and $83,000 compared to a goodwill impairment charge in the amount of $0 and $766,498, respectively, during the three and nine months ended September 30, 2015.

(7)

Patent impairment: Based on changes in the expected timing of proceeds from the Clouding portfolio, as well as the determination that a number of the Company’s portfolios had reached the end of their useful lives, the Company took impairment charges for three and nine months September 30, 2016 in the carrying value of the Company’s patents assets in the amount of $5,531,383 and 6,525,273, respectively, compared to no impairment charges for three and nine months September 30, 2015 in the carrying value of the Company’s patents assets.

Operating Income (Loss)

We reported operating income (loss) of $(10,739,792) and $(1,634,394) for the three and nine months ended September 30, 2016 and operating income (loss) of $(3,085,406) and $(17,951,634), for the three and nine months ended September 30, 2015.  For the three months ended September 30, 2016, this represented a decrease in operating income of $7,654,386, but for the nine months ended September 30, 2016, this represented an increased operating income of $16,317,240. For the nine months ended September 30, 2016, the increased income from operations was primarily attributable to higher revenue, lower direct cost of revenues and lower patent amortization costs.

Other Income (Expenses)

Total other income (expenses) was $1,093,278 and $(682,040) for the three and nine months ended September 30, 2016, respectively, and $(1,148,877) and $(1,383,261) for the three and nine months ended September 30, 2015, respectively. For the three and nine months ended September 30, 2016, this represented an increase in other income of $2,242,155 and $701,221, respectively.  The principal component of the increase in other income for the three months ended September 30, 2016 compared to the comparable period in 2015 was a decline in interest expenses, an increase in the gain associated with the change in the fair value of the Clouding IP earn out and a loss on debt extinguishment in 2015, offset by an increase in foreign exchange loss in 2016.  The principal component of the increase in other income for the nine months ended September 30, 2016 compared to the comparable period in 2015 include the items set forth above as well, with the exception of the gain associated with the change in the fair value of the Clouding IP earn out, which was greater for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2016.

Income Tax Benefit (Expense)

We recognized an income tax benefit (expense) in the amount of $3,347,909 and $26,974 for the three and nine months ended September 30, 2016, respectively, attributable to the Company’s operating income in 2016, compared to the recognition of income tax benefits in the amounts of $483,815 and $6,300,159, respectively, for the three and nine months ended September 30, 2015.

Net Income (Loss)

We reported net income (loss) of $(6,298,605) and $(2,289,460) for the three and nine months ended September 30, 2016, respectively, and net income (loss) of $(3,750,468) and $(13,034,736) for the three and nine months ended September 30, 2015, respectively.

Non-GAAP Reconciliation

The Company recorded non-GAAP reconciliation items in the amount of $3,039,318 and $13,135,582 for the three and nine months ended September 30, 2016, respectively, compared to non-GAAP reconciliation items in the amount of $3,662,028 and $6,533,543 for the three and nine months ended September 30, 2015. The details of these non-GAAP reconciliation items are set forth below:

	Non-GAAP Reconciliation
	For the Three Months Ended September 30, 2016	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015
Net income (loss) attributable to Marathon Patent Group, Inc. common shareholders	(6,274,410)	(3,750,468)	(2,261,542)	(13,034,736)
Non-GAAP
Amortization of intangible assets	2,030,886	2,884,269	6,018,196	8,511,730
Equity-based compensation	478,819	901,446	1,677,616	3,111,498
Impairment of Intellectual Property	5,531,383	-	6,608,273	766,498
Change in Earn Out Liability	(1,954,378)	(597,047)	(2,122,208)	(2,901,348)
Non-cash interest expense	288,049	301,544	952,231	1,926,866
Deferred tax (benefit) / Tax expense	(3,347,909)	(483,815)	(26,974)	(6,300,159)
Loss on note payable	-	654,000	-	654,000
Clawback on Medtronic debt	-	-	-	750,000
Other	12,468	1,631	28,448	14,458
Non-GAAP net income (loss)	(3,235,092)	(88,440)	10,870,040	(6,501,193)

Weighted average common shares outstanding:
Basic	15,047,141	14,376,118	14,944,852	14,094,891
Fully diluted	15,047,141	14,376,118	15,984,269	14,094,891

Non-GAAP net income (loss) per common share - basic and diluted
Basic	$(0.21)	$(0.01)	$0.73	$(0.46)
Fully diluted	$(0.21)	$(0.01)	$0.68	$(0.46)

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At September 30, 2016, the Company’s cash balances totaled $1,294,950 compared to $2,555,151 at December 31, 2015.  The decrease in the cash balances of $1,260,201 resulted primarily from net cash used in operations, acquisition of new patent portfolios and cash amortization of the Fortress debt.

Net working capital deficit declined by $2,619,870 to $14,792,616 at September 30, 2016 from $(12,172,746) at December 31, 2015.  The decrease in net working capital resulted primarily from a decrease in current assets related to cash from operations and an increase in current liabilities associated with an increase in the current portion of the Fortress debt.

Cash provided (used) in operating activities was $11,214,122 during the nine months ended September 30 2016 and cash provided (used) in operating activities was $(2,921,505) during the nine months ended September 30, 2015.

Cash provided (used) in investing activities was $(3,561,043) for the nine months ended September 30, 2016 compared to $(22,520) cash used in investing activities for the nine months ended September 30, 2015. The additional use of cash during the nine months ended September 30, 2016 was almost exclusively related to the acquisition of new patent portfolios.

Cash (used) in financing activities was $(8,981,688) during the nine months ended September 30, 2016 compared to cash provided by financing activities in the amount of $1,266,251 during the nine months ended September 30, 2015.  Cash used in financing activities for the nine months ended September 30, 2016 resulted from the repayment of all of the Medtech portfolio acquisition debt as well as a portion of the outstanding Fortress debt and cash provided by financing activities for the nine months ended September 30, 2015 resulted from the transaction entered into with Fortress on January 29, 2015, less repayment of general and patent portfolio acquisition debt, of equal or shorter terms, incurred during 2014.

Management is uncertain that the balance of cash and cash equivalents of $1,294,950 at September 30, 2016 is sufficient to continue to fund the Company’s operations through at least the next twelve months.  The Company’s operations are subject to various risks and there is no assurance that changes in the operations of the Company will not require the Company to raise additional cash sooner than planned in order to continue uninterrupted operations.  In that event, the Company would seek to raise additional capital from the sale of the Company’s securities, from borrowing or from other sources.  Should the Company seek to raise capital from the issuances of its securities, such transactions would be subject to the risks of the market for the Company’s securities at the time.

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

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to our limited internal audit function, our Disclosure Controls were not effective as of September 30, 2016, such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and out Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 6. Exhibits.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of the Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.ins	XBRL Instance Document**
101.sch	XBRL Taxonomy Extension Schema **
101.cal	XBRL Taxonomy Extension Calculation Linkbase Document**
101.def	XBRL Taxonomy Extension Definition Linkbase Document**
101.lab	XBRL Taxonomy Extension Label Linkbase Document**
101.pre	XBRL Taxonomy Extension Presentation Linkbase Document**

* Furnished herewith

** Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2016

MARATHON PATENT GROUP, INC.

By:	/s/ Doug Croxall
Name: Doug Croxall
Title: Chief Executive Officer and Chairman
(Principal Executive Officer)

By:	/s/ Francis Knuettel II
Name: Francis Knuettel II
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)