Form 10-K
period 2016-12-31
Marathon Patent Group, Inc.
filed 2017-04-05
CIK 1507605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 30, 2016, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing sales price of common stock, par value $0.0001 per share (the “Common Stock”) on June 30, 2016, was approximately $37.6 million.

As of March 15, 2017, the registrant had 19,302,472 shares of Common Stock outstanding.

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

We acquire patents and patent rights from owners or other ventures and seek to monetize the value of the patents through litigation and licensing strategies, alone or with others.  Part of our acquisition strategy is to acquire or invest in patents and patent rights that cover a wide-range of subject matter which allows us to seek the benefits of a diversified portfolio of assets in differing industries and countries.  Generally, the patents and patent rights that we seek to acquire have large identifiable targets who are or have been using technology that we believe infringes our patents and patent rights.  We generally monetize our portfolio of patents and patent rights by entering into license discussions, and if that is unsuccessful, initiating enforcement activities against any infringing parties with the objective of entering into comprehensive settlement and license agreements that may include the granting of non-exclusive retroactive and future rights to use the patented technology, a covenant not to sue, a release of the party from certain claims, the dismissal of any pending litigation and other terms.  Our strategy has been developed with the expectation that it will result in a long-term, diversified revenue stream for the Company. As of December 31, 2016, on a consolidated basis, our operating subsidiaries owned 515 patents and had economic rights to over 10,000 additional patents, both of which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.

Our principal office is located at 11100 Santa Monica Blvd., Suite 380, Los Angeles, CA 90025. Our telephone number is (703) 232-1701. Our internet address is www.marathonpg.com. Information on our website is not incorporated into this report.

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

Key Factors of Our Business Model

Diversification

As of December 31, 2016, on a consolidated basis, our operating subsidiaries owned 515 patents and had economic rights to over 10,000 additional patents, both of which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries. These acquisitions continue to expand and diversify our revenue generating opportunities. We intend to add more patents and patent applications to our portfolio for the purpose of generating additional revenues from assertion of claims against infringers.  By owning multiple patent assets, we seek to continue to be diversified in both the types of patents that we own as well as the frequency and size of the monetization revenue generated by such patents.  This diversification prevents us from having to rely on a single patent, or patent family, to generate our revenue. Additionally, by commencing multiple settlement and licensing campaigns with our different patent assets, we intend to generate frequent revenue events through the execution of multiple settlement and licensing agreements.  Finally, we have commenced operations in Germany and France and are considering other venues as well, giving the Company diversification across different countries and increasing the damages footprint for our portfolios with counterparts in different countries.  Our diversification of patent assets and revenue generation allows us to avoid the binary risk that can be associated with owning a single patent asset that typically generates a single stream of licensing revenue.

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

In September 2014, we acquired a limited field of use exclusive license to use Opus Analytics from IP Navigation Group, LLC (“IP Nav”).  Opus Analytics is a proprietary patent analytics tool that we use extensively to review and analyze patent acquisition opportunities.

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

Competition

While there has previously been a noticeable proliferation of patent monetization firms seeking to enter the business, both public and private, there has been a visible decline over the last 12 months in the competition for purchasing patents as a result of a series of judicial rulings and certain components of the American Invents Act (“AIA”), both of which have made patent enforcement and licensing in the United States more expensive and risky. This has had the effect of reducing the purchase prices and making acquisitions less competitive, providing the Company with considerable opportunities for new acquisitions, both in the United States and internationally.

Customers

Currently, we define customers as those companies that procure licenses to our patents, to satisfy legal claims of infringement against commercial products or services they produce or sell. Our licensees generally obtain non-recurring, non-exclusive, non-assignable license agreements in return for a single payment upon execution of the license agreement.  However, in certain cases, such as the licenses for our Medtech portfolio, we may enter into licenses with recurring royalty payments that continue for a defined period.

Intellectual Property and Patent Rights

Our intellectual property is primarily comprised of issued patents, patent applications and contract rights to patents.  We began to generate revenue from patents during the second quarter of 2013.  As of December 31, 2016, the median expiration date for patents in our portfolio is August 28, 2020 and the latest expiration date for a patent in our portfolio is July 29, 2033.  A summary of our patent portfolios is as follows:

	Number	Earliest	Median	Latest
	of	Expiration	Expiration	Expiration
Subsidiary	Patents	Date	Date	Date	Subject Matter
Bismarck IP Inc.	17	Expired	02/05/17	01/22/18	Communication and PBX equipment
Clouding Corp.	59	Expired	06/08/21	03/29/29	Network and data management
CRFD Research, Inc.	5	05/25/21	09/17/21	08/19/23	Web page content translator and device-to-device transfer system
Cyberfone Systems, LLC	30	Expired	06/07/20	06/07/20	Telephony and data transactions
Dynamic Advances, LLC	4	Expired	09/20/21	03/06/23	Natural language interface
E2E Processing, Inc.	4	04/27/20	11/17/23	07/18/24	Manufacturing schedules using adaptive learning
Hybrid Sequence IP, Inc.	2	Expired	07/07/17	07/17/17	Asynchronous communications
IP Liquidity Ventures, LLC	3	Expired	Expired	Expired	Pharmaceuticals / tire pressure systems
Loopback Technologies, Inc.	9	Expired	12/05/19	08/27/22	Automotive
Magnus IP	62	01/28/22	09/29/24	12/09/31	Network Management/Connected Home Devices
Medtech Group	81	Expired	07/12/19	08/09/29	Medical technology
Motheye Technologies	1	06/07/21	06/07/21	06/07/21	Optical Networking
Munitech IP	170	9/16/18	6/21/26	5/29/32	W-CDMA and GSM cellular technology
Relay IP, Inc.	1	Expired	Expired	Expired	Multicasting
Sampo IP, LLC	3	03/13/18	12/01/19	11/16/23	Centrifugal communications
Sarif Biomedical LLC	4	Expired	Expired	Expired	Microsurgery equipment
Signal IP, Inc.	7	Expired	08/28/20	08/06/22	Automotive
TLI Communications, LLC	6	06/17/17	06/17/17	06/17/17	Telecommunications
Traverse Technologies	16	02/27/23	06/05/29	07/29/33	Li-Ion Battery/High Capacity Electrodes
Vantage Point Technology, Inc.	31	Expired	11/12/17	03/09/18	Computer networking and operations
		Median	08/28/20

In addition to the patents set forth in this table, the Company’s subsidiary, PG Technologies S.a.r.l., has an exclusive worldwide license to monetize more than 10,000 patents in a single industry vertical, owned by a Fortune 50 global firm.

Patent Enforcement Litigation

We are involved in numerous ongoing enforcement proceedings alleging infringement of patent rights in numerous jurisdictions, both within the United States and internationally.  As of December 31, 2016, we were involved in seven enforcement actions in three different districts, as set forth below:

United States
District of Delaware	5
Central District of California	1
Eastern District of Michigan	1

Research and Development

We have not expended funds for research and development costs.

Employees

As of December 31, 2016, we had 15 full-time employees, which includes 5 in our 3D Nanocolor Corp. (“3D Nano”) subsidiary.   We believe our employee relations to be good.

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

When we commenced our current line of business in 2012, we acquired a portfolio of patent assets from Sampo IP, LLC (“Sampo”), a company affiliated with our Chief Executive Officer, Douglas Croxall, from which we have generated revenue from enforcement activities and for which we plan to continue to generate enforcement related revenue.  On April 16, 2013, we acquired a patent from Mosaid Technologies Incorporated, a Canadian corporation. On April 22, 2013, we acquired a patent portfolio through a merger between our wholly-owned subsidiary, CyberFone Acquisition Corp., a Texas corporation and CyberFone Systems LLC, a Texas limited liability company (“CyberFone Systems”). In June 2013, in connection with the closing of a licensing agreement with Siemens Technology, we acquired a patent portfolio from that company.  In September 2013, we acquired a portfolio from TeleCommunication Systems and an additional portfolio from Intergraph Corporation.  In October 2013, we acquired a patent portfolio from TT IP, LLC.  In December 2013, we engaged in three transactions: (i) in connection with a licensing agreement with Zhone, we acquired a portfolio of patents from that company; (ii) we acquired a patent portfolio from Delphi Technologies, Inc.; and (iii) in connection with a settlement and license agreement, we agreed to settle and release a defendant for past and future use of our patents, whereby the defendant agreed to assign and transfer two U.S. patents and rights to us.  In May 2014, we acquired ownership rights of Dynamic Advances, LLC, a Texas limited liability company, IP Liquidity Ventures, LLC, a Delaware limited liability company and Sarif Biomedical, LLC, a Delaware limited liability company, all of which hold patent portfolios or contract rights to the revenue generated from patent portfolios. In June 2014, we acquired Selene Communication Technologies, LLC, which holds multiple patents in the search and network intrusion field.  In August 2014, we acquired patents from Clouding IP LLC, with such patents related to network and data management technology. In September 2014, we acquired TLI Communications, which owns a single patent in the telecommunication field. In October 2014, we acquired three patent portfolios from MedTech Development, LLC, which owns medical technology patents. In June 2016, we acquired two patent portfolios from Siemens covering W-CDMA and GSM cellular technology. In July 2016, we acquired a patent portfolio from Siemens covering internet-of-things technology. In August 2016, entered into two transactions.  In the first, we acquired a patent portfolio from CPT IP Holdings, LLC covering battery technology and in the second, we entered into a Patent Funding and Exclusive License Agreement with a Fortune 50 company to monetize more than 10,000 patents in a single industry vertical. In September 2016, we acquired a patent from Cirrex Systems, LLC covering LED technology. We plan to generate revenues from our acquired patent portfolios.  However, if our efforts to generate revenue from these assets fail, we will have incurred significant losses and may be unable to acquire additional assets. If this occurs, our business would likely fail.

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

Intellectual property laws, and patent laws and regulations have been subject to significant variability either through administrative or legislative changes to such laws or regulations or changes or differences in judicial interpretation, and it is expected that such variability will continue to occur. Additionally, intellectual property laws and regulations differ among countries. Variations in the patent laws and regulations or in interpretations of patent laws and regulations in the United States and other countries may diminish the value of our intellectual property and may change the impact of third-party intellectual property on us. Accordingly, we cannot predict the scope of patents that may be granted to us, the extent to which we will be able to enforce our patents against third parties, or the extent to which third parties may be able to enforce their patents against us.

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

From November 12, 2012 to the present, our operating subsidiaries have executed our business strategy of acquiring patent portfolios and accompanying patent rights and monetizing the value of those assets.  As of December 31, 2016, on a consolidated basis, our operating subsidiaries owned 515 patents and had economic rights to over 10,000 additional patents, both of which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries. These acquisitions continue to expand and diversify our revenue generating opportunities. However, due to the nature of our patent monetization business and uncertainties regarding the amount and timing of the receipt of funds from the monetization of our patent assets resulting in part from uncertainties regarding the outcome of enforcement actions, rates of adoption of our patented technologies, outlook for the businesses for defendants, and certain other factors, our revenues may vary substantially from quarter to quarter, which could make our business difficult to manage, adversely affect our business and operating results, cause our quarterly results to fall below expectations and adversely affect the market price of our Common Stock.

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

If our efforts to convince defendants of the benefits of a settlement arrangement prior to litigation are unsuccessful, we may need to continue with the litigation process or other enforcement action to protect our patent rights and to realize revenue from those rights.  We may also need to litigate to enforce the terms of existing license agreements, protect our trade secrets or determine the validity and scope of the proprietary rights of others. Enforcement proceedings are typically protracted and complex. The costs are typically substantial, and the outcomes are unpredictable. Enforcement actions will divert our managerial, technical, legal and financial resources from business operations.

Our exposure to uncontrollable risks, including new legislation, court rulings or actions by the United States Patent and Trademark Office (“USPTO”), could adversely affect our activities including our revenues, expenses and results of operations.

Our patent acquisition and monetization business is subject to numerous risks including new legislation, regulations and rules. If new legislation, regulations or rules are implemented either by Congress, the U.S. Patent and Trademark Office, the executive branch, or the courts, that impact the patent application process, the patent enforcement process, the rights of patent holders, or litigation practices, such changes could materially and negatively affect our revenue and expenses and, therefore, our results of operations and the overall success of our Company.  On March 16, 2013, the Leahy-Smith America Invents Act or the America Invents Act became effective. The America Invents Act includes a number of significant changes to U.S. patent law. In general, the legislation attempts to address issues surrounding the enforceability of patents and the increase in patent litigation by, among other things, establishing new procedures for patent litigation. For example, the America Invents Act changes the way that parties may be joined in patent infringement actions, increasing the likelihood that such actions will need to be brought against individual allegedly-infringing parties by their respective individual actions or activities. In addition, the America Invents Act enacted a new inter-partes review, or IPR, process at the USPTO which can be used by defendants, and other individuals and entities, to separately challenge the validity of any patent. At this time, it is not clear what, if any, impact the America Invents Act will have on the operation of our patent monetization and enforcement business. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the enforcement of our patented technologies, which could have a material adverse effect on our business and financial condition.  Patents from nine of our portfolios are currently the subject of inter-partes reviews.

The report of our independent registered public accounting firm expresses substantial doubt about the Company’s ability to continue as a going concern.

Our auditors have indicated in their report on the Company’s financial statements for the fiscal year ended December 31, 2016 that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations and substantial decline in our working capital. A “going concern” opinion could impair our ability to finance our operations through the sale of equity, incurring debt, or other financing alternatives. Our ability to continue as a going concern will depend upon the availability and terms of future funding, continued growth in product orders and shipments, improved operating margins and our ability to profitably meet our after-sale service commitments with existing customers.  If we are unable to achieve these goals, our business would be jeopardized and the Company may not be able to continue.

In addition, the U.S. Department of Justice, or the DOJ, has conducted reviews of the patent system to evaluate the impact of patent assertion entities on industries in which those patents relate. It is possible that the findings and recommendations of the DOJ could impact the ability to effectively monetize and enforce standards-essential patents and could increase the uncertainties and costs surrounding the enforcement of any such patented technologies. Also, the Federal Trade Commission, or FTC, has published its intent to initiate a proposed study under Section 6(b) of the Federal Trade Commission Act to evaluate the patent assertion practice and market impact of Patent Assertion Entities, or PAEs.  The FTC’s notice and request for public comment relating to the PAE study appeared in the Federal Register on October 3, 2013. The FTC solicited information from the Company regarding its portfolios and activities, and the Company complied with the FTC request for such information. The results of the PAE study by the FTC were provided to Congress and other agencies, such as the DOJ, who could take action, including legislative proposals, based on the results of the study.

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

A significant portion of our revenues will be generated from a limited number of customers and licenses to such customers. For the year ended December 31, 2016, the five largest licenses accounted for approximately 97% of our total revenue. There can be no guarantee that we will be able to obtain additional licenses for the Company’s patents, or if we are able to generate additional licenses, that those licenses will be of the same or larger size allowing us to sustain or grow our revenue levels, respectively. If we are not able to generate licenses from the limited group of prospective customers that we anticipate may generate a substantial majority of our revenues in the future, or if they do not generate revenues at the levels or at the times that we anticipate, our ability to maintain or grow our revenues and our results of operations will be adversely affected.

We acquired the rights to market and license a patent analytics tool from IP Navigation Group, LLC and will dedicate resources and incur costs in an effort to generate revenues.  We may not be able to generate revenues and there is a risk that the time spent marketing and licensing the tool will distract management from the enforcement of the Company’s patent portfolios.

We expect to dedicate resources and incur costs in the marketing and licensing of Opus Analytics, the patent analytics tool, in order to generate revenue, but there are no assurances that our efforts will be successful.  We may not generate any revenues from the licensing of Opus Analytics or may not generate enough license revenue to exceed our costs.  Our efforts therefore could lead to losses and could have a material adverse effect on our income, expenses or results of operations.

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

The Company is subject to laws and regulations worldwide, changes to which could increase the Company’s costs and individually or in the aggregate adversely affect the Company’s business.

The Company is subject to laws and regulations affecting its domestic and international operations in a number of areas. These U.S. and foreign laws and regulations affect the Company’s activities and compliance with these laws, regulations and similar requirements may be onerous and expensive, and they may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance and doing business. Any such costs, which may rise in the future as a result of changes in these laws and regulations or in their interpretation, could individually or in the aggregate impact the Company’s revenue, margins and profits or cause the Company to change or limit its business practices. The Company has implemented policies and procedures designed to ensure compliance with applicable laws and regulations, but there can be no assurance that the Company’s employees, contractors, or agents will not violate such laws and regulations or the Company’s policies and procedures.

The Company’s business is subject to the risks of international operations.

The Company derives an increasing portion of its revenue and earnings from its international operations. Compliance with applicable U.S. and foreign laws and regulations, such as anti-corruption laws, tax laws, foreign exchange controls and cash repatriation restrictions, data privacy requirements, environmental laws, labor laws and anti-competition regulations, increases the costs of doing business in foreign jurisdictions. Although the Company has implemented policies and procedures to comply with these laws and regulations, a violation by the Company’s employees, contractors, or agents could nevertheless occur. The Company also could be significantly affected by other risks associated with international activities including, but not limited to, economic and labor conditions, foreign exchange fluctuations, increased duties, taxes and other costs and political instability.

The Company is subject to the risk of certain fees and penalties.

Under certain circumstances, the Company would be subject to the payment of fees and penalties in the event that it was to lose an enforcement action, with the fees and penalties payable either or both to the defendants or the courts.  While the Company endeavors to avoid such fees and penalties with high level of diligence of new enforcement actions, there can be no guarantee that the Company may lose one or more enforcement campaigns and be subject to such penalties or fees.

In order to satisfy a judgment against defendants, the Company may be required to post a bond and there is no certainty that the Company will have the resources do so.

In certain jurisdictions, the Company would be required to post a bond in order to effectuate a judgement against one or more defendants.  There is no certainty that the Company will have the resources to do so, which would put at risk the judgment against the defendants and cost the Company to be unable to affect its case.

Risks Related to Our Indebtedness

Our cash flows and capital resources may be insufficient to make required payments on our indebtedness and future indebtedness.

As of December 31, 2016, we have $17,832,509 of indebtedness outstanding, net of discounts. Our indebtedness could have important consequences to our shareholders. For example, it could:

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

On January 10, 2017, the Company and certain of its subsidiaries (each a “Subsidiary” and collectively with the Issuer, the “Company”) entered into an amended and restated revenue sharing and securities purchase agreement (the “ARRSSPA”) with DBD, an affiliate of Fortress Credit Corp. (“Fortress”), under which the Company and DBD amended and restated the Revenue Sharing and Securities Purchase Agreement dated January 29, 2015 (the “Original Agreement”) pursuant to which (i) Fortress purchased $20,000,000 in promissory notes, (ii) an interest in the Company’s revenues from certain activities and (iii) warrants to purchase 100,000 shares of the Company’s common stock.  As of the close of the restructuring on January 10, 2017, there was $20,131,158 in outstanding principal and PIK interest accrued.

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

On October 16, 2014, we issued convertible notes in the aggregate principal amount of $5,550,000, which mature on October 16, 2018, of which, $500,000 remains outstanding as of December 31, 2016. On January 29, 2015 and February 12, 2015, we issued to DBD notes in the principal amounts of $15,000,000 and $5,000,000, respectively, and on January 10, 2017, we entered into an amendment of the agreement with DBD whereby we restructured the principal amortization scheduled. At the close of the restructuring, the outstanding principal and accrued PIK interest under the mended and restated revenue sharing and securities purchase agreement (the “ARRSSPA”) was $20,131,158.

Accordingly, the holders of Common Stock will rank junior to such indebtedness, as well as to other non-equity claims on the Company and our assets, including claims upon liquidation.

Risks Relating to Our Stock

Our management will be able to exert significant influence over us to the detriment of minority stockholders.

Our executive officers and directors beneficially own approximately 25.8% of our outstanding Common Stock as of March 15, 2017. As a result, our management could exert significant influence over our business and affairs and all matters requiring stockholder approval, including mergers or other fundamental corporate transactions. The concentration of ownership may have the effect of delaying or preventing a change in control and could affect the market price of our Common Stock.

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

Holders of the Company’s Common Stock will experience immediate and substantial dilution upon the conversion of the Company’s outstanding preferred stock, convertible note and the exercise of the Company’s outstanding options and warrants including the warrants for which the underlying shares are being registered herein.

As of December 31, 2016:

•                  3,516,136 shares of our common stock issuable upon the exercise of outstanding stock options having a weighted average exercise price of $4.46 per share;

•                  466,078 shares of our common stock issuable upon the exercise of outstanding warrants with a weighted average exercise price of $3.79;

•                  782,004 shares of common stock issuable upon conversion of 782,004 outstanding shares of Series B Preferred Stock; and

•                  66,667 shares of common stock issuable upon conversion of $500,000 in outstanding convertible notes.

Assuming full conversion of the Series B Preferred Stock and the convertible notes and exercise of all outstanding options and warrants, the number of shares of our Common Stock outstanding will increase 4,830,885 shares from 19,302,472 shares of Common Stock outstanding as of March 15, 2017 to 24,133,357 shares of Common Stock outstanding.

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

There may be risks associated with us because we became a public company through a reverse merger. Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our Common Stock.  No assurance can be given that brokerage firms will, in the future, want to conduct any secondary offerings on our behalf.

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

As a result of its internal control assessment, the Company determined there is a material weakness with respect to the financial reporting and closing process from lack of segregation of duties and evidence of control review.

The Company determined that there is a material weakness in its internal controls with respect to the financial reporting and closing process, resulting from a lack of segregation of duties and evidence of control review.  Since the Company (not including its subsidiary 3D Nano) has ten employees, most of whom have no involvement in our financial controls and reporting, we are unable to sufficiently distribute reporting and accounting to tasks across enough individuals to ensure that the Company does not have a material weakness in its financial reporting system.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable

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

ITEM 3. LEGAL PROCEEDINGS

In the normal course of our business of patent monetization, it is generally necessary for us to initiate litigation in order to commence the process of protecting our patent rights. Such litigation is expected to lead to a monetization event. Accordingly, we are, and in the future, expect to become, a party to ongoing patent enforcement related litigation alleging infringement by various third parties of certain patented technologies owned and/or controlled by us. Litigation is commenced by and managed through the subsidiary that owns the related portfolio of patents or patent rights. In connection with our enforcement activities, we are currently involved in multiple patent infringement cases. As of December 31, 2016, the Company is involved into a total of 7 lawsuits against defendants in the following jurisdictions:

United States
District of Delaware	5
Central District of California	1
Eastern District of Michigan	1

On November 14, 2016, Symantec Corporation filed a complaint against Clouding Corp., a wholly-owned subsidiary of the Company, the Company and other unaffiliated parties in the Superior Court of the State of California for the County of Los Angeles, Unlimited Jurisdiction.  Symantec Corporation asserted claims against Clouding Corp. and the Company of negligent misrepresentation, fraudulent misrepresentation, intentional interference with contractual relations, violation of Business & Professions Code Section 17200, and for an accounting.  The Court has sustained in its entirety Clouding Corp.’s demurrer to Symantec Corporation’s complaint. Neither Clouding Corp. nor the Company were parties to the agreement on which the claims are based.  Clouding Corp. plans to vigorously defend against such claims and is exploring counter-claims and repayment of the Company’s legal fees.

On October 13, 2016, Liner LLP (“Liner”), a law firm, filed an arbitration request seeking payment of outstanding legal fees invoiced by Liner to Signal IP, Inc., a wholly-owned subsidiary of the Company.  The Company is preparing counter-claims against Liner for its breach of the engagement agreement and abject failure in its representation of Signal IP, Inc. The Company plans to vigorously defend against such claims and is preparing counter-claims and will seek repayment of the Company’s legal fees.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently quoted on The NASDAQ Capital Market under the symbol “MARA”. Previously, our common stock was quoted on the OTC Bulletin Board under the symbol “MARA” and prior to that under the symbol “AMSC”.

The following table sets forth the high and low bid quotations for our common stock as reported on The NASDAQ Capital Market for the periods indicated. All per share prices set forth below reflect the 1:2 stock dividend issued on December 22, 2014.

	High	Low
Fiscal 2017
First quarter through March 27, 2017	$2.29	$0.63

Fiscal 2016
First Quarter	2.87	1.29
Second Quarter	2.93	1.41
Third Quarter	3.44	2.58
Fourth Quarter	2.81	1.44

Fiscal 2015
First Quarter	$8.43	$5.59
Second Quarter	6.06	2.85
Third Quarter	3.32	1.85
Fourth Quarter	2.00	1.34

Holders

As of March 15, 2017, there were 48 holders of record of 19,302,472 shares of the Company’s Common Stock.

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

The ARRSSPA prohibits the Company from issuing any dividends so long as the Fortress Notes are outstanding.

Securities Authorized for Issuance under Equity Compensation Plans

2012 and 2014 Equity Incentive Plans

The following table gives information about the Company’s common stock that may be issued upon the exercise of options granted to employees, directors and consultants under its 2012 and 2014 Equity Incentive Plans as of December 31, 2016. On August 1, 2012, our board of directors and stockholders adopted the 2012 Equity Incentive Plan, pursuant to which 1,538,462 shares of our common stock are reserved for issuance as awards to employees, directors, consultants, advisors and other service providers and on September 16, 2014, our board of directors adopted the 2014 Equity Incentive Plan, subsequently approved by the shareholders on July 31, 2015, pursuant to which up to 2,000,000 shares of our common stock, stock options, restricted stock, preferred stock, stock-based awards and other awards are reserved for issuance as awards to employees, directors, consultants, advisors and other service providers.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	3,516,316	$4.46	22,146
Equity compensation plans not approved by security holders	—	$—	—
Total	3,516,316	$4.46	22,146

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

On May 14, 2014, the Company issued to consultants, five (5) year options to purchase an aggregate of 160,000 shares of the Company’s Common Stock with an exercise price of $4.165 per share, subject to adjustment, which vest in three (3) annual installments, with 33% vesting on the first anniversary of the date of grant, 33% on the second anniversary of the date of grant and 34% on the third anniversary of the date of grant. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) therefore, as a transaction by an issuer not involving a public offering.  The options were valued based on the Black-Scholes model, using the strike and market prices of $4.165 per share, life of 3.5 years, volatility of 50% based on the closing price of the 50 trading sessions immediately preceding the grant and a discount rate as published by the Federal Reserve of 1.00%.

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

On October 16, 2014, the Company sold to certain accredited investors an aggregate of $5,550,000 of principal amount of convertible notes due October 9, 2018 along with two-year warrants to purchase 258,998 shares of the Company’s Common Stock, par value $0.0001 per share pursuant to a securities purchase agreement.  The warrants were valued at $169,015 and were recorded as a discount to the fair value of the convertible notes. The notes and warrants are initially convertible into shares of the Company’s Common Stock at a conversion price of $7.50 per share and an exercise price of $8.25 per share, respectively.  The conversion and exercise prices are subject to adjustment in the event of certain events, including stock splits and dividends.  The Notes bear interest at the rate of 11% per annum, payable quarterly in cash on each of the three, six, nine and twelve-month anniversary of the issuance date and on each conversion date. The Company reviewed the instruments in the context of ASC 480 and determined that the convertible notes should be recorded as a liability and analyzed the conversion feature and bifurcation pursuant to ASC 815 and ASC 470, respectively, to determine that the was no beneficial conversion feature and that the convertible notes and warrants should not be bifurcated.

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

On February 5, 2015, the Company issued to a consultant, a five (5) year option to purchase an aggregate of 25,000 shares of the Company’s Common Stock with an exercise price of $6.80 per share, subject to adjustment, which shall vest in twenty-four (24) equal installments on each monthly anniversary of the grant. The options were valued based on the Black-Scholes model, using the strike and market prices of $6.80 per share, an expected term of 3.25 years, volatility of 47% based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve of 0.92%.

On March 6, 2015, the Company issued a new board member a five (5) year option to purchase an aggregate of 20,000 shares of the Company’s Common Stock with an exercise price of $7.37 per share, subject to adjustment, which shall vest in twelve (12) equal installments on each monthly anniversary of the grant. The options were valued based on the Black-Scholes model, using the strike and market prices of $7.37 per share, an expected term of 3.0 years, volatility of 41% based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve of 1.16%.

On March 18, 2015, the Company issued a new board member a five (5) year option to purchase an aggregate of 20,000 shares of the Company’s Common Stock with an exercise price of $6.61 per share, subject to adjustment, which shall vest in twelve (12) equal installments on each monthly anniversary of the grant. The options were valued based on the Black-Scholes model, using the strike and market prices of $6.61 per share, an expected term of 3.0 years, volatility of 41% based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve of 0.92%.

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

On July 16, 2015, the Company entered into a forbearance agreement (the “Agreement”) with MedTech Development, the holder of a Promissory Note issued by the Company, dated October 10, 2014. Pursuant to the Agreement, among other terms, the Company issued to MedTech Development 200,000 shares of restricted common stock of the Company.  In connection with this transaction, the Company valued the shares at the quoted market price on the date of grant at $3.27 per share or $654,000. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

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

On October 20, 2015, 16,666 shares of Series B Convertible Preferred Stock associated with the GRQ Consulting Agreement were converted into 16,666 shares of the Company’s Common Stock.

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

On May 10, 2016, the Company entered into an executive employment agreement with Erich Spangenberg (“Spangenberg Agreement”) pursuant to which Mr. Spangenberg would serve as the Company’s Director of Acquisitions, Licensing and Strategy. As part of the consideration, the Company agreed to grant Mr. Spangenberg a ten-year stock option to purchase an aggregate of 500,000 shares of Common Stock, with a strike price of $1.87 per share, vesting in twenty-four (24) equal installments on each monthly anniversary of the date of the Spangenberg Agreement. The options were valued based on the Black-Scholes model, using the strike and market prices of $1.87 per share, an expected term of 5.75 years, volatility of 47% based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve of 1.32%.

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

On October 13, 2016, the Company issued its independent board members ten-year options to purchase an aggregate of 80,000 shares of the Company’s Common Stock with an exercise price of $2.41 per share, subject to adjustment, which shall vest monthly over twelve (12) months commencing on the date of grant. The options were valued based on the Black-Scholes model, using the strike and market prices of $2.41 per share, an expected term of 5.5 years, volatility of 46% based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve of 1.21%. As there were not sufficient shares in the Company’s equity incentive plans to accommodate these grants, Mr. Croxall forfeited a portion of one of his options to purchase 80,000 shares.

On October 17, 2016, the Company issued 23,334 shares to the holder of the Company’s convertible note pursuant to their exercise of their warrant.

On December 9, 2016, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional investors for the sale of an aggregate of 3,481,997 shares of the Company’s common stock, at a purchase price of $1.50 per share, and warrants to purchase 1,740,995 shares of common stock for a purchase price of $0.01 per warrant. The shares of  common stock were issued in a registered direct offering pursuant to a prospectus supplement filed with the Securities and Exchange Commission on December 9, 2016, in connection with a takedown from the Registration Statement on Form S-3 (File No. 333-198569), which was declared effective by the Securities and Exchange Commission on January 6, 2015. The shares underlying the warrants were not registered at the time of the issuance or at the time of this filing, but the underlying shares are subject to a registration statement filed under Form S-1 on February 10, 2017.

Recent Repurchases of Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”) and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business of the Company

We acquire patents and patent rights from owners or other ventures and seek to monetize the value of the patents through litigation and licensing strategies, alone or with others.  Part of our acquisition strategy is to acquire or invest in patents and patent rights that cover a wide-range of subject matter which allows us to seek the benefits of a diversified portfolio of assets in differing industries and countries.  Generally, the patents and patent rights that we seek to acquire have large identifiable targets who are or have been using technology that we believe infringes our patents and patent rights.  We generally monetize our portfolio of patents and patent rights by entering into license discussions, and if that is unsuccessful, initiating enforcement activities against any infringing parties with the objective of entering into comprehensive settlement and license agreements that may include the granting of non-exclusive retroactive and future rights to use the patented technology, a covenant not to sue, a release of the party from certain claims, the dismissal of any pending litigation and other terms.  Our strategy has been developed with the expectation that it will result in a long-term, diversified revenue stream for the Company. As of December 31, 2016, we owned 515 patents and had economic rights to over 10,000 additional patents, both of which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.

Recent Developments

On January 10, 2017, Marathon Patent Group, Inc. (the “Company”) and certain of its subsidiaries (each a “Subsidiary” and collectively with the Issuer, the “Company”) entered into the ARRSSPA with DBD Credit Funding, LLC (“DBD”), an affiliate of Fortress Credit Corp.(“Fortress”), under which the Company and DBD amended and restated the Revenue Sharing and Securities Purchase Agreement dated January 29, 2015 (the “Original Agreement”) pursuant to which (i) Fortress purchased $20,000,000 in promissory notes, (ii) an interest in the Company’s revenues from certain activities and (iii) warrants to purchase 100,000 shares of the Company’s common stock.  As of the close of the restructuring on January 10, 2017, there was $20,131,158 in outstanding principal and PIK interest accrued.

On January 27, 2017, the Company entered into a sales agreement (the “Sales Agreement”) with Northland Securities, Inc., as agent (“Northland”), pursuant to which the Company may offer and sell, from time to time through Northland, up to 750,000 shares (the “Shares”) of the Company’s common stock in an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. As of January 31, 2017, the Company sold all 750,000 shares of common stock under the Sales Agreement for gross proceeds of approximately $1,301,923 and no further shares are available under the terms of the Sales Agreement as filed on January 27, 2017.

On March 15, 2017, the Company terminated four of its employees and all six employees employed at the Company’s subsidiary, 3D Nano.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 605, “Revenue Recognition.” Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been substantially performed, (iii) amounts are fixed or determinable and (iv) collectability of amounts is reasonably assured. In general, revenue arrangements provide for the payment of contractually determined fees in consideration for the grant of certain intellectual property rights for patented technologies owned or controlled by the Company.

These rights typically include some combination of the following: (i) the grant of a non-exclusive, perpetual license to use patented technologies owned or controlled by the Company, (ii) a covenant-not-to-sue, (iii) the dismissal of any pending litigation.

The intellectual property rights granted typically are perpetual in nature.  Pursuant to the terms of these agreements, the Company has no further obligation with respect to the grant of the non-exclusive licenses, covenants-not-to-sue, releases, and other deliverables, including no express or implied obligation on the Company’s part to maintain or upgrade the technology, or provide future support or services. Generally, the agreements provide for the grant of the licenses, covenants-not-to-sue, releases, and other significant deliverables upon execution of the agreement. As such, the earnings process is complete and revenue is recognized upon the execution of the agreement, when collectibility is reasonably assured, and when all other revenue recognition criteria have been met.

The Company also considers the revenue generated from a settlement and licensing agreement as one unit of accounting under ASC 605-25, “Multiple-Element Arrangements” as the delivered items do not have value to customers on a standalone basis, there are no undelivered elements and there is no general right of return relative to the license. Under ASC 605-25, the appropriate recognition of revenue is determined for the combined deliverables as a single unit of accounting and revenue is recognized upon delivery of the final elements, including the license for past and future use and the release.

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

Intangible Assets - Patents

Intangible assets include patents purchased and patents acquired in lieu of cash in licensing transactions. The patents purchased are recorded based on the cost to acquire them and patents acquired in lieu of cash are recorded at their fair market value.  The costs of these assets are amortized over their remaining useful lives. Useful lives of intangible assets are periodically evaluated for reasonableness and the assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may no longer be recoverable. The Company recorded impairment charges to its intangible assets during the year ended December 31, 2016 in the amount of $11,958,882, associated with the end of life of a number of the Company’s portfolios, compared to an impairment charge in the amount of $5,793,409 during the year ended December 31, 2015 associated with the reduction in the carrying value of one the Company’s portfolios.

Goodwill

Goodwill is tested for impairment at the reporting unit level at least annually in accordance with ASC 350, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

When conducting its annual goodwill impairment assessment, the Company initially performs a qualitative evaluation of whether it is more likely than not that goodwill is impaired. If it is determined by a qualitative evaluation that it is more likely than not that goodwill is impaired, the Company then applies a two-step impairment test. The two-step impairment test first compares the fair value of the Company’s reporting unit to its carrying or book value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired. If the carrying value of the reporting unit exceeds its fair value, the Company determines the implied fair value of the reporting unit’s goodwill and if the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded in the consolidated statement of operations. The Company performs the annual testing for impairment of goodwill at the reporting unit level during the quarter ended September 30.

For the year ended December 31, 2016, the Company recorded an impairment charge to its goodwill in the amount of $4,336,307, and for the year ended December 31, 2015, the Company recorded no impairment charge to its goodwill.

Other Intangible Assets

In accordance with ASC 350-30, “Intangibles - Goodwill and Others”, the Company assesses the impairment of identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers to be important which could trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of use of the acquired assets or the strategy for the overall business; and (3) significant negative industry or economic trends.

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

Impairment of Long-lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the ASC 360 “Property, Plant and Equipment”.  The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of long-lived assets may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows that the Company expects to be generated by the asset. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The Company did not record any impairment charges on its long-lived assets, other than its definite-lived intangible assets, as identified above, during the years ended December 31, 2016 and 2015.

Stock-based Compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. As stock-based compensation expense is recognized based on awards expected to vest, forfeitures are also estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the year ended December 31, 2016, the expected forfeiture rate was 2.4%, which resulted in a decrease in expense of $44,146, recognized in the Company’s compensation expenses and for the year ended December 31, 2015, the expected forfeiture rate was 10.40%, which resulted in a decrease in expense of $28,663, recognized in the Company’s compensation expenses.  The Company will continue to re-assess the impact of forfeitures if actual forfeitures increase in future quarters.

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

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04 Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). This guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation.  Under the amended guidance, a goodwill impairment charge will now be recognized for the amount by which the carrying value of a reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill. This guidance is effective for interim and annual period beginning after December 15, 2019, with early adoption permitted for any impairment tests performed after January 1, 2017.

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business and assists entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under this guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset (or group of similar assets), the assets acquired would not represent a business. In addition, in order to be considered a business, an acquisition would have to include at a minimum an input and a substantive process that together significantly contribute to the ability to create an output. The amended guidance also narrows the definition of outputs by more closely aligning it with how outputs are described in FASB guidance for revenue recognition. This guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted.

In October 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-16 Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which eliminates the exception in existing guidance which defers the recognition of the tax effects of intra-entity asset transfers other than inventory until the transferred asset is sold to a third party. Rather, the amended guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted as of the beginning of an annual reporting period. The Company is currently assessing the impact of this guidance on its consolidated financial statements.

In August 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The standard is intended to eliminate diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 will be effective for fiscal years beginning after December 15, 2017. Early adoption is permitted for all entities. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

Results of Operations for the Years Ended December 31, 2016 and December 31, 2015

Revenues

Revenues in the year ended December 31, 2016 were $36,629,276, compared to $18,997,794 of revenue in the year ended December 31, 2015.  This represented a year-over-year increase in revenues of $17,631,482, which represented a 93% increase in 2016 over 2015.  The increase in revenues in 2016 resulted primarily from licenses issued by our Dynamic Advances and Orthophoenix subsidiaries, with the Dynamic Advances settlement occurring shortly before commencement of the scheduled trial.

Revenues from the five largest licenses in 2016 accounted for approximately 97% of the Company’s revenue for the year ended December 31, 2016 and revenues from the five largest licenses in 2015 accounted for approximately 62% of the Company’s revenue for the year ended December 31, 2015, as summarized below:

For the Year Ended December 31, 2016

Licensor	License Amount	% of Revenue
Dynamic Advances, LLC.	$24,900,000	68%
Orthophoenix, LLC	$4,500,000	12%
Orthophoenix, LLC	$3,750,000	10%
Signal IP, Inc.	$1,900,000	5%
Orthophoenix, LLC	$600,000	2%
Total	$34,060,000	97%

For the Year Ended December 31, 2015

Licensor	License Amount	% of Revenue
TLI Communications LLC	$3,300,000	17%
Vantage Point Technology, Inc.	$2,750,000	15%
Orthophoenix, LLC	$2,050,000	11%
IP Liquidity Ventures, LLC	$1,870,790	10%
IP Liquidity Ventures, LLC	$1,800,000	9%
Total	$11,770,790	62%

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

Operating Expenses

Direct costs of revenues for the years ended December 31, 2016 and December 31, 2015 were $19,064,473 and $16,603,793, respectively. For the year ended December 31, 2016, this represented an increase of $2,460,680, or 15%. Direct costs of revenue include contingent payments related to patent enforcement legal costs, patent enforcement advisors and inventors.  Direct costs of revenue also includes various non-contingent costs associated with enforcing the Company’s patent rights and otherwise in developing and entering into settlement and licensing agreements that generate the Company’s revenue.  Such costs include other legal fees and expenses, consulting fees, data management costs and other costs. Direct costs of revenues for 2016 were higher than in 2015 due to higher revenues in 2016. Direct costs of revenues in 2015 were a higher percentage of revenue than in 2016 based on a fixed fee engagement agreement with a law firm that represented one of the Company’s subsidiaries in two United States trials during the year, an increase in enforcement activity in Germany and to a lesser extent France and preparation for a significant number of trials in both the United States and Germany in 2015 in the Company’s Dynamic Advances, Signal IP and TLI subsidiaries.

We incurred other operating expenses of $33,148,417 and $28,054,434 for the years ended December 31, 2016 and December 31, 2015, respectively. This represented an increase of $5,093,983, or 18%, in 2016 compared to 2015. This increase in other operating expenses in 2016 compared to 2015 resulted from an increase in patent impairment expenses in the amount of $6,165,473 in 2016 compared to 2015 and goodwill impairment expenses in 2016 of $4,336,307 compared to no goodwill impairment expenses in 2015.  These increases were partially offset by a decrease in patent amortization expenses of $3,372,160, a decrease of consulting and professional fees of $1,795,726 and a decline of $303,690 in other general and administrative expenses. Other operating expenses consisted of the following:

	Total Other Operating Expenses
	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015

Amortization of patents	$7,453,004	$10,825,164
Compensation and related taxes	5,483,031	5,419,252
Consulting fees	1,279,092	2,324,248
Professional fees	1,797,922	2,548,492
Other general and administrative	840,179	1,143,869
Patent impairment	11,958,882	5,793,409
Goodwill impairment	4,336,307	—
Total	$33,148,417	$28,054,434

Operating expenses for the years ended December 31, 2016 and December 31, 2015 include non-cash operating expenses totaling $25,762,351 and $20,803,067, respectively.  The results for the year ended December 31, 2016 represent an increase in non-cash operating expenses in the amount of $4,959,284 or 24%, compared to the non-cash operating expenses for the year ended December 31, 2015.  Non-cash operating expenses consisted of the following:

	Non-Cash Operating Expenses
	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015

Amortization of patents	$7,453,004	$10,825,164
Compensation and related taxes	1,546,395	2,176,711
Consulting fees	378,290	1,590,346
Professional fees	28,657	34,109
Other general and administrative	60,816	383,328
Patent impairment	11,958,882	5,793,409
Goodwill impairment	4,336,307	—
Total	$25,762,351	$20,803,067

Amortization of patents

Amortization expenses were $7,453,004 and $10,825,164 for the years ended December 31, 2016 and December 31, 2015, respectively, a decrease of $3,372,160 or 31%. The decrease results from the lower carrying value of the assets due to impairment expenses incurred to existing patent assets during the year as well as a (1) lower carrying value of new patent assets acquired during 2016 and (2) amortization of newly acquired patents assets for only a portion of the year, as most of these patent assets were acquired at or after mid-year.  The lower carrying value of newly acquired patent assets is a result of much lower market valuations of patent portfolios.  This environment provides the Company with a prime opportunity to acquire new patent assets at a fraction of what it would have cost in prior years. When the Company acquires patents and patent rights, the Company capitalizes those assets and amortizes the costs over the remaining useful lives of the assets. All patent amortization expenses are non-cash expenses.

Compensation expense and related taxes

Compensation expense includes cash compensation, related payroll taxes and benefits and non-cash equity compensation. For the years ended December 31, 2016 and December 31, 2015, total compensation expense and related payroll taxes were $5,483,031 and $5,419,252, respectively, an increase of $63,779 or 1%. The increase in compensation primarily reflects an increase in cash-based compensation, benefit costs and payroll costs related to an increase in the number of employees in 2016 compared to 2015.  The increase reflects both a slight increase in the number of employees at the Company’s core business as well as at the Company’s 3D Nano subsidiary.  The increase was mostly offset by a decrease in equity-based compensation. During the years ended December 31, 2016 and 2015, we recognized non-cash employee and board equity based compensation of $1,546,395 and $2,176,711, respectively.

Consulting fees

For the years ended December 31, 2016 and December 31, 2015, we incurred consulting fees of $1,279,092 and $2,324,248, respectively, a decrease of $1,045,156 or 45%. Consulting fees include both cash and non-cash related consulting fees primarily for investor relations and public relations services as well as other consulting services. During the years ended December 31, 2016 and December 31, 2015, we recognized non-cash equity based consulting fees of $378,290 and $1,590,346, respectively.

Professional fees

Professional fees for the years ended December 31, 2016 and December 31, 2015, respectively, were $1,797,922 and $2,548,492, respectively, a decrease of $750,570 or 29%. Professional fees primarily reflect the costs of professional outside accounting fees, legal fees and audit fees. The decrease in professional fees for the year ended December 31, 2016 compared to the same period in 2015 are predominantly related to the procurement of a fairness opinion prepared for and outside legal, accounting and audit fees resulting from the Business Combination Agreement entered into with Uniloc on August 14, 2015.  The Business Combination Agreement was subsequently terminated in early 2016 prior to completion of the merger. During the years ended December 31, 2016 and December 31, 2015, we recognized non-cash equity based professional fees of $28,657 and $34,109, respectively.

Other general and administrative expenses

For the years ended December 31, 2016 and December 31, 2015, other general and administrative expenses were $840,179 and $1,143,869, respectively, a decrease of $303,690, or approximately 27%. General and administrative expenses reflect the other non-categorized operating costs of the Company and include expenses related to being a public company, rent, insurance, technology and other expenses incurred to support the operations of the Company. During the years ended December 31, 2016 and December 31, 2015, we recognized non-cash equity based professional fees of $60,816 and $383,328, respectively.

Loss on impairment of intangible assets

For the years ended December 31, 2016 and December 31, 2015, the Company recorded a loss on the impairment of intangible assets in the amounts of $11,958,882 and $5,793,409, respectively.

Loss on impairment of goodwill

For the years ended December 31, 2016 and December 31, 2015, the Company recorded a loss on the impairment of goodwill in the amounts of $4,336,307 and $0, respectively.

Operating loss

The operating loss declined by $10,096,818 to $(15,583,614) in 2016 from $(25,680,432) in 2015 as a result of the increase in revenues and smaller proportional increase in direct costs of revenues and other operating expenses in 2016 compared to 2015.

Other income (expense)

Other income (expense) was $(1,728,451) for the year ended December 31, 2016 compared to other income (expense) of $584,125 for the year ended December 31, 2015.  The decline in other income is attributable to a smaller gain on the reduction of the value of the Clouding IP earn out liability in 2016 in the amount of $1,832,872, compared to $6,137,116 in 2015 and an increase in foreign exchange loss in 2016 compared to 2015.  This was partially offset by lower interest expenses in 2016 compared to 2015 and a loss on extinguishment of debt in 2015 and no comparable expense in 2016.

Income tax benefit (expense)

We recognized an income tax benefit (expense) in the amount of $(11,516,807) and $8,156,448, respectively, for the years ended December 31, 2016 and 2015. The Company has recorded a full valuation allowance for its deferred tax assets in 2016.

Net income and net (loss) available to common shareholders

We reported net loss of $(28,828,872) and $(16,939,859) for the years ended December 31, 2016 and December 31, 2015, respectively.

Loss per common share, basic and diluted

The Company reported an increase in the net loss per share of $0.70 per share to $(1.89) per share for the year ended December 31, 2016 from $(1.19) for the year ended December 31, 2015.  The increase in the net loss per share was principally a result of the valuation allowance.  The increase in the number of weighted-average shares outstanding reflects increases in shares outstanding resulting from shares issued in connection with certain non-cash compensation arrangements plus the issuance of new shares in connection with the Company’s financing.

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Net loss attributable to Common Shareholders	$(28,665,024)	$(16,939,859)

Denominator
Weighted Average Common Shares - Basic	15,178,056	14,208,787
Weighted Average Common Shares - Diluted	15,178,056	14,208,787

Earnings (Loss) per common share:
Earnings (Loss) - Basic	$(1.89)	$(1.19)
Earnings (Loss) - Diluted	$(1.89)	$(1.19)

Non-GAAP Reconciliation

Non-GAAP earnings as presented in this Annual Report is a supplemental measure of our performance that are neither required by, nor presented in accordance with, U.S. generally accepted accounting principles (“US GAAP”). Non-GAAP earnings is not a measurement of our financial performance under US GAAP and should not be considered as alternative to net income, operating income, or any other performance measures derived in accordance with US GAAP, or as alternative to cash flow from operating activities as a measure of our liquidity. In addition, in evaluating Non-GAAP earnings, you should be aware that in the future we will incur expenses or charges such as those added back to calculate Non-GAAP earnings. Our presentation of Non-GAAP earnings should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items.

Non-GAAP earnings has limitations as an analytical tool, and you should not consider it in isolation, or as substitutes for analysis of our results as reported under US GAAP. Some of these limitations are (i) it does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments, (ii) they do not reflect changes in, or cash requirements for, our working capital needs, (iii) it does not reflect interest expense, or the cash requirements necessary to service interest or principal payments, on our debt, (iv) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Non-GAAP earnings does not reflect any cash requirements for such replacements, (v) it does not adjust for all non-cash income or expense items that are reflected in our statements of cash flows, and (vi) other companies in our industry may calculate this measure differently than we do, limiting its usefulness as comparative measures.

We compensate for these limitations by providing specific information regarding the US GAAP amounts excluded from such non-GAAP financial measures. We further compensate for the limitations in our use of Non-GAAP financial measures by presenting comparable US GAAP measures more prominently.

We believe that Non-GAAP earnings facilitates operating performance comparisons from period to period by isolating the effects of some items that vary from period to period without any correlation to core operating performance or that vary widely among similar companies. These potential differences may be caused by variations in capital structures (affecting interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses) and the age and book depreciation of facilities and equipment (affecting relative depreciation expense). We also present Non-GAAP earnings because (i) we believe that this measure is frequently used by securities analysts, investors and other interested parties to evaluate companies in our industry, (ii) we believe that investors will find these measures useful in assessing our ability to service or incur indebtedness, and (iii) we use Non-GAAP earnings internally as benchmark to compare our performance to that of our competitors.

The Company uses a Non-GAAP reconciliation of net income (loss) and earnings (EPS reconciliation loss) per share in the presentation of financial results here.  Management believes that this presentation may be more meaningful in analyzing our income generation.

On a Non-GAAP basis, the Company’s recorded Non-GAAP earnings of $8,004,604 for the year ended December 31, 2016 compared to Non-GAAP loss in the amount of $(6,792,449) for the year ended December 31, 2015. The details of those expenses and non-GAAP reconciliation of these non-cash items are set forth below:

	Non-GAAP Reconciliation
	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Net loss attributable to Common Shareholders	$(28,665,024)	$(16,939,859)
Non-GAAP
Amortization of intangible assets & depreciation	7,453,004	10,825,164
Equity-based compensation	1,953,343	3,801,166
Impairment of patents	11,958,882	5,793,409
Impairment of goodwill	4,336,307	—
Change in fair value of clouding IP earn out	(1,832,872)	(6,137,116)
Non-cash interest expense	1,223,341	2,220,992
Deferred tax benefit	11,516,807	(8,156,448)
Loss on debt restructuring and extinguishment	—	1,416,915
Other	60,816	383,328
Non-GAAP earnings (loss)	$8,004,604	$(6,792,449)

Non-GAAP Loss per common share, basic and diluted

For the year ended December 31, 2016, net income on a Non-GAAP basis was $0.53 per weighted average basic common share compared to net loss per basic common share on a Non-GAAP basis of $(0.48) for the year ended December 31, 2015.  On a diluted common share basis, net income on a Non-GAAP basis for the year ended December 31, 2016 was $0.49 per diluted common share compared to a net loss on a Non-GAAP basis of $(0.48) per diluted common share for the year ended December 31, 2015.

	Non-GAAP Reconciliation of Earnings Per Share
	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Non-GAAP net income (loss)	$8,004,604	$(6,792,449)

Denominator
Weighted Average Common Shares - Basic	15,178,056	14,208,787
Weighted Average Common Shares - Diluted	16,289,903	14,208,787

Non-GAAP earnings (loss) per common share:
Non-GAAP earnings (loss) - Basic	$0.53	$(0.48)
Non-GAAP earnings (loss) - Diluted	$0.49	$(0.48)

The below is a reconciliation to our US GAAP loss per common share, basic and diluted

Net loss attributable to Common Shareholders	$(28,665,024)	$(16,939,859)

Denominator
Weighted Average Common Shares - Basic	15,178,056	14,208,787
Weighted Average Common Shares - Diluted	15,178,056	14,208,787

Earnings (Loss) per common share:
Earnings (Loss) - Basic	$(1.89)	$(1.19)
Earnings (Loss) - Diluted	$(1.89)	$(1.19)

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At December 31, 2016, the Company’s cash balances totaled $4,998,314 compared to $2,555,151 at December 31, 2015.  The increase in the cash balance of $2,433,163 resulted primarily from the Company’s net cash provided by operations offset by the increased use of cash in investing activities, principally the acquisition of new patent assets, and the increased use of cash in financing activities, principally the repayment of the remainder of the Medtech acquisition debt as well as principal repayments made towards the Fortress debt.

The net working capital deficit increased by $2,766,837 to a deficit of $(14,939,583) at December 31, 2016 compared to a deficit of $(12,172,746) at December 31, 2015.  The increase in the net working capital deficit resulted primarily from an increase in the current portion of notes payable and accounts payable and accrued expenses.

Cash provided (used in) by operating activities was $10,172,607 during the year ended December 31, 2016 compared to cash used by operating activities of $(2,961,238) during the year ended December 31, 2015.

Cash provided (used in) investing activities was $(3,689,746) for the year ended December 31, 2016 compared to cash used in investing activities in the amount of $(58,386) for the year ended December 31, 2015. The increase in cash used in investing activities during the year ended December 31, 2016 was related to the acquisition of new patent assets, partially offset by a decrease in the purchase of equipment. However, purchase of non-patent assets, specifically equipment and other non-patent intangibles represented less than 1% of total acquisitions of assets.

Cash provided (used in) by financing activities was $(4,007,890) during the year ended December 31, 2016 compared to cash provided by financing activities in the amount of $508,838 during the year ended December 31, 2015. Cash used in financing activities for the year ended December 31, 2016 resulted from the repayment of the remainder of the Medtech Group acquisition debt and the repayment of principal associated with the Fortress note, offset by equity financing consummated in December 2016.

At December 31, 2016, we had approximately $5.0 million in cash and cash equivalents and a working capital deficit of approximately $14.9 million.

Based on the Company’s current revenue and profit projections, management is uncertain that the Company’s existing cash and accounts receivables will be sufficient to fund its operations through at least the next twelve months, raising substantial doubt regarding the Company’s ability to continue operating as a going concern. If we do not meet our revenue and profit projections or the business climate turns negative, then we will need to:

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MARATHON PATENT GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Marathon Patent Group, Inc.

Los Angeles, CA

We have audited the accompanying consolidated balance sheet of Marathon Patent Group, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2016 and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marathon Patent Group, Inc. and Subsidiaries at December 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company has experienced recurring losses since inception, has negative working capital and has net capital deficiency, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/ BDO USA, LLP

Los Angeles, California

April 4, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Marathon Patent Group, Inc. and its subsidiaries

We have audited the accompanying consolidated balance sheet of Marathon Patent Group, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2015 and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ SingerLewak LLP
Los Angeles, California
March 30, 2016

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015

ASSETS
Current assets:
Cash	$4,998,314	$2,555,151
Accounts receivable - net of allowance for bad debt of $387,976 and $375,750 for December 31, 2016 and December 31, 2015	95,069	136,842
Bonds posted with courts	—	1,748,311
Prepaid expenses and other current assets, net of discounts of $3,724 for December 31, 2016 and $3,414 for December 31, 2015	428,049	338,598
Total current assets	5,521,432	4,778,902

Other assets:
Property and equipment, net of accumulated depreciation of $108,407 and $67,052 for December 31, 2016 and December 31, 2015	28,329	61,297
Intangible assets, net	12,314,628	25,457,639
Deferred tax assets	—	12,437,741
Other non current assets, net of discounts of $797 and $4,831 for December 31, 2016 and December 31, 2015	201,203	9,169
Goodwill	222,843	4,482,845
Total other assets	12,767,003	42,448,691

Total Assets	$18,288,435	$47,227,593

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$7,217,078	$6,534,825
Clouding IP earn out - current portion	81,930	33,646
Notes payable, net of discounts of $852,404 and $730,945 for December 31, 2016 and December 31, 2015	13,162,007	10,383,177
	20,461,015	16,951,648

Long-term liabilities
Notes Payable, net of discount of $572,763 and $1,425,167 for December 31, 2016 and December 31, 2015	4,670,502	12,223,884
Clouding IP earn out	1,400,082	3,281,238
Deferred tax liability	—	1,044,997
Revenue share liability	1,000,000	1,000,000
Other long term liability	43,978	50,084
Total long-term liabilities	7,114,562	17,600,203

Total liabilities	27,575,577	34,551,851

Stockholders’ Equity (Deficit):
Preferred stock Series B, $.0001 par value, 100,000,000 shares authorized: 782,004 issued and outstanding at December 31, 2016 and December 31, 2015	78	78
Common stock, $.0001 par value; 200,000,000 shares authorized; 18,552,472 and 14,867,141 at December 31, 2016 and December 31, 2015	1,877	1,487
Additional paid-in capital	49,877,689	43,217,513
Accumulated other comprehensive loss	(1,060,390)	(1,265,812)
Accumulated deficit	(57,942,548)	(29,277,524)

Total Marathon Patent Group stockholders’ equity (deficit)	(9,123,294)	12,675,742

Non-controlling Interests	(163,848)	—

Total Equity (Deficit)	(9,287,142)	12,675,742

Total liabilities and stockholders’ equity (deficit)	$18,288,435	$47,227,593

The accompanying notes are an integral part to these audited consolidated financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The	For The
	Year Ended	Year Ended
	December 31, 2016	December 31, 2015

Revenues	$36,629,276	$18,977,794

Expenses
Cost of revenues	19,064,473	16,603,792
Amortization of patents and website	7,453,004	10,825,164
Compensation and related taxes	5,483,031	5,419,252
Consulting fees	1,279,092	2,324,248
Professional fees	1,797,922	2,548,492
General and administrative	840,179	1,143,869
Goodwill impairment	4,336,307	—
Patent impairment	11,958,882	5,793,409
Total operarating expenses	52,212,890	44,658,226

Operating loss from continuing operations	(15,583,614)	(25,680,432)

Other income (expenses)
Other income (expense)	(57,454)	170,706
Foreign exchange gain (loss)	(367,847)	(61,868)
Change in fair value adjustment of Clouding IP earn out	1,832,872	6,137,116
Interest income	4,353	1,068
Interest expense	(3,140,375)	(4,245,982)
Loss on debt extinguishment	—	(1,416,915)
Total other income (expenses)	(1,728,451)	584,125

Loss before benefit for income taxes	(17,312,065)	(25,096,307)

Income tax benefit (expense)	(11,516,807)	8,156,448

Net loss	(28,828,872)	(16,939,859)

Net loss attributable to non-controlling interests	163,848	—

Net loss attributable to common shareholders	$(28,665,024)	$(16,939,859)

Loss per common share:
Basic and fully diluted	$(1.89)	$(1.19)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and fully diluted	15,178,056	14,208,787

The accompanying notes are an integral part to these audited consolidated financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For The	For The
	Year Ended	Year Ended
	December 31, 2016	December 31, 2015
Net loss	$(28,828,872)	$(16,939,859)

Other Comprehensive Loss:
Unrealized gain (loss) on foreign currency translation	205,422	(877,455)
Comprehensive loss	(28,623,450)	(17,817,314)
Net loss attributable to noncontrolling interest	163,848	—
Comprehensive loss attributable to Marathon Patent Group, Inc.	$(28,459,602)	$(17,817,314)

The accompanying notes are an integral part to these audited consolidated financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock/Units		Common Stock		Add’l Paid in	Accumulated	Accumulated Other Comprehensive	Non-	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Income (Loss)	Controlling Interest	Equity (Deficit)
BALANCE — December 31, 2014	932,000	$93	13,791,460	$1,379	$36,977,169	$(12,337,665)	$(388,357)	$—	$24,252,619
Equity compensation expense	—	—	—	—	2,490,175	—	—		2,490,175
Issue common stock for services	—	—	210,000	21	900,479	—	—		900,500
Exercise stock options and warrants	—	—	31,276	4	18,745	—	—		18,749
Warrant issued in conjunction with debt financing	—	—	—	—	318,679	—	—		318,679
Common stock issud in conjunction with debt restructuring	—	—	200,000	20	653,980	—	—		654,000
Common stock issued in conjunction with debt financing	—	—	134,409	13	999,987	—	—		1,000,000
Conversion of series B Preferred Stock	(199,996)	(20)	199,996	20	—	—	—		—
Series B Preferred Stock compensation expense	50,000	5	—	—	345,329	—	—		345,334
Issue common stock in litigation settlement	—	—	300,000	30	512,970	—	—		513,000
Currency translation loss	—	—	—	—	—	—	(877,455)		(877,455)
Net Loss	—	—	—	—	—	(16,939,859)	—	—	(16,939,859)
BALANCE —December 31, 2015	782,004	78	14,867,141	1,487	43,217,513	(29,277,524)	(1,265,812)	—	12,675,742
Equity compensation expense	—	—	—	—	1,817,344	—	—	—	1,817,344
Common stock issued for services	—	—	180,000	18	135,982	—	—		136,000
Issue common stock	—	—	3,481,997	349	4,653,731	—			4,654,080
Issue warrants			—	—	50	—			50
Warrant exercise to purchase common stock	—	—	23,334	23	46,644	—			46,667
Convertible debt warrant repricing	—	—	—	—	6,425	—	—		6,425
Currency translation loss	—	—	—	—	—	—	205,422		205,422
Net Loss	—	—	—	—	—	(28,665,024)	—	(163,848)	(28,828,872)
BALANCE —December 31, 2016	782,004	$78	18,552,472	$1,877	$49,877,689	$(57,942,548)	$(1,060,390)	$(163,848)	$(9,287,142)

The accompanying notes are an integral part of these audited consolidated financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The	For The
	Year Ended	Year Ended
	December 31, 2016	December 31, 2015
Cash flows from operating activities:
Net loss	$(28,828,872)	$(16,939,859)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	4,262	7,578
Amortization of patents and website	7,453,004	10,825,164
Provision for allowance for doubtul accounts	12,226	375,750
Deferred tax asset	12,437,741	(7,618,580)
Deferred tax liability	(1,044,998)	(660,455)
Impairment of intangible assets	11,958,882	5,793,409
Impairment of goodwill	4,336,307	—
Stock based compensation	1,817,344	2,490,175
Stock issued for services	136,000	1,245,834
Loss on debt extinguishment	—	1,416,915
Non-cash interest, discount, and financing costs	1,223,341	2,220,992
Change in fair value of Clouding earnout	(1,832,872)	(6,137,116)
Other non-cash adjustments	121,617	260,938
Changes in operating assets and liabilities
Accounts receivable	29,547	(295,608)
Prepaid expenses and other assets	(81,486)	(116,791)
Bonds posted with courts	1,748,311	(45,915)
Accounts payable and accrued expenses	682,253	4,216,331

Net cash provided by (used in) operating activities	10,172,607	(2,961,238)

Cash flows from investing activities:
Acquisition of patents	(3,681,358)	—
Purchase of property, equipment, and other intangible assets	(8,388)	(58,386)
Net cash used in investing activities	(3,689,746)	(58,386)

Cash flows from financing activities:
Payment on note payable in connection with the acquisition of Medtech and Orthophoenix	(2,953,779)	(4,318,287)
Payment on note payable in connection with the acquisition of Orthophoenix	—	(5,500,000)
Payment on note payable in connection with the acquisition of Sarif	—	(276,250)
Payment on note payable in connection with the acquisition of IP Liquidity	—	(1,109,375)
Payment on note payable in connection with the acquisition of Dynamic Advances	—	(2,624,375)
Payment on MdR Escrow TLI	—	(50,000)
Cash received upon issuance of notes payable (net of issuance costs)	—	19,600,000
Cash received upon issuance of common stock (net of issuance costs)	4,654,130	—
Repayment of notes payable	(5,379,103)	—
Cash received upon exercise of warrants	46,667	18,751
Repayment of convertible notes payable	—	(5,050,000)
Payments on notes payable, net	(375,805)	(181,626)
Net cash provided (used in) by financing activities	(4,007,890)	508,838

Effect of exchange rate changes on cash	(31,808)	(16,632)

Net increase (decrease) in cash	2,443,163	(2,527,418)

Cash at beginning of period	2,555,151	5,082,569

Cash at end of period	$4,998,314	$2,555,151

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest expense	$1,917,034	$1,982,140
Taxes paid	$43,052	$168,378
Loan fees	$—	$400,000
Cash invested in 3DNano	$788,097	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in conjunction with note payable	$—	$1,000,000
Warrant issued in conjunction with note payable	$—	$318,679
Revenue share liability incurred in conjunction with note payable	$—	$1,000,000
Note payable issuance in conjunction with the acquisition of GE patent	$944,296	$—
Non-cash interest increase in debt assumed in the Orthophoenix acquisition	$—	$750,000
Common stock issued in conjunction with debt exstinguishment	$—	$654,000
Note payable issuance in conjunction with the acquisition of Seimens patent	$1,672,924	$—
Note payable issuance in conjunction with the acquisition of 3D Nano License	$100,000	$—
Conversion of AP to notes payable	$—	$705,093

The accompanying notes are an integral part to these audited consolidated financial statements.

MARATHON PATENT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

On May 1, 2014, the Company issued 2,047,158 shares of Series A Convertible Preferred Stock and two-year warrants to purchase an aggregate of 511,790 shares of Common Stock in a private placement to accredited investors. All of the Series A Convertible Preferred Stock was automatically converted pursuant to the terms of the Series A Convertible Preferred Stock Certificate of Designation during the year ended December 31, 2014. The exercise price of the warrants is $3.75, after giving effect to the two-for-one stock dividend issued on December 22, 2014.  The warrants expired on May 1, 2016.

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

On September 17, 2014, the Company entered into a six-month consulting agreement (the “Consulting Agreement”) with GRQ Consultants, Inc. (“GRQ”), pursuant to which GRQ shall provide certain consulting services including, but not limited to, advertising, marketing, business development, strategic and business planning, channel partner development and other functions intended to advance the business of the Company. As consideration, GRQ shall be entitled to 200,000 shares of the Company’s Series B Convertible Preferred Stock, 50% of which vested upon execution of the Consulting Agreement, and 50% of which shall vest in six (6) equal monthly installments commencing on October 17, 2014. The first tranche of 100,000 shares of Series B Convertible Preferred Stock was issued to GRQ on October 6, 2014. In 2014, the Company issued 150,000 shares of Series B Convertible Preferred Stock for a value of $1,103,581, and in 2015, the Company issued 50,000 shares of Series B Convertible Preferred Stock for a value of $345,334. In addition, the Consulting Agreement allows for GRQ to receive additional shares of Series B Convertible Preferred Stock upon the achievement of certain performance benchmarks.  No milestones were met and no additional shares were issued in 2015. The Consulting Agreement contained an acknowledgement that the conversion of the preferred stock into shares of the Company’s common stock is precluded by the beneficial ownership blockers set forth in the Series B Convertible Preferred Stock Certificate of Designation and in Section 17 of the 2014 Plan to ensure compliance with NASDAQ Listing Rule 5635(d). Every share of Series B Convertible Preferred Stock was convertible into two shares of Common Stock, after giving effect to the two-for-one stock dividend issued on December 22, 2014 and four shares of the Series B pursuant to this agreement remain outstanding.

On October 10, 2014, the Company entered into an interest sale agreement with MedTech Development, LLC (“MedTech”) to acquire from MedTech 100% of the limited liability membership interests of OrthoPhoenix and TLIF as well as 100% of the shares of MedTech GmbH.  In connection with the transaction, the Company paid MedTech $1 million at closing and is obligated to pay $1 million on each of the following nine (9) month anniversary dates of the closing.  On July 16, 2015, the Company entered into a forbearance agreement (the “Agreement”) with MedTech Development, the holder of a Promissory Note issued by the Company, dated October 10, 2014. Pursuant to the Agreement, the term of the Note was extended to October 1, 2015 and the Note began accruing interest starting from May 13, 2015. In addition, the Company agreed to make certain mandatory prepayments under certain circumstances and issue to MedTech Development 200,000 shares of restricted common stock of the Company.  In accordance with ASC 470-50, the Company recorded this agreement as debt extinguishment and $654,000 was recorded as loss on debt extinguishment during the year ended December 31, 2015.  On October 23, 2015, the Company entered into Amendment No. 1 to the Forbearance Agreement (the “Amendment”) entered into with MedTech Development on July 16, 2015.  Pursuant to the Amendment, the due date of the Promissory Note was extended to October 23, 2016 in return for which the Company made a payment of $100,000 on October 23, 2015 and modified the terms under which the Company agreed to make mandatory prepayments under certain circumstances.  The acquired subsidiaries are also obligated to make certain additional payments to MedTech from recoveries following the receipt by the acquired subsidiaries of 200% of the purchase payments, plus recovery of out of pocket expenses in connection with patent claims. The participation payments may be paid, at the election of the Company, in common stock of the Company at the market price on the date of issuance. Enforcement activity related to the MedTech patents was completed in 2016 and no liabilities were outstanding as of December 31, 2016.

On October 16, 2014, the Company sold to certain accredited investors an aggregate of $5,550,000 of principal amount of convertible notes due October 9, 2018, of which, $500,000 was outstanding as of December 31, 2016, along with two-year warrants to purchase 258,998 shares of the Company’s Common Stock, par value $0.0001 per share pursuant to a securities purchase agreement. The warrants were valued at $169,015 and were recorded as a discount to the fair value of the convertible notes. The notes and warrants are initially convertible into shares of the Company’s Common Stock at a conversion price of $7.50 per share and an exercise price of $8.25 per share, respectively. The conversion and exercise prices are subject to adjustment in the event of certain events, including stock splits and dividends. The notes bear interest at the rate of 11% per annum, payable quarterly in cash on each of the three, six, nine and twelve-month anniversary of the issuance date and on each conversion date. The Company reviewed the instruments in the context of ASC 480 and determined that the convertible notes should be recorded as a liability and analyzed the conversion feature and bifurcation pursuant to ASC 815 and ASC 470, respectively, to determine that there was no beneficial conversion feature and that the conversion feature should not be bifurcated.

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

On August 14, 2015, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with Marathon Group SA, a Luxembourg société anonyme (“Holdco”) and Uniloc Luxembourg SA, a Luxembourg société anonyme (“Uniloc”), and Uniloc Corporation Pty. Limited, an Australian corporation (“Uniloc Australia”).  The Business Combination Agreement was subsequently terminated on February 23, 2016, without completion of the merger set forth in the Business Combination Agreement.

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

During the year ended December 31, 2015, 199,996 shares of the Series B Convertible Preferred Stock associated with the GRQ Consulting Agreement were converted into 199,996 shares of the Company’s Common Stock, leaving four shares of the Series B Convertible Preferred Stock associated with the GRQ Consulting Agreement outstanding.

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

On May 11, 2016, the Company entered into an agreement with the Cooper Law Firm, LLC (“Cooper”), pursuant to which the Company agreed to issue 80,000 shares of the Company’s Common Stock.  In connection with this transaction, the Company valued the shares at the quoted market price on the date of grant at $1.70 per share or $136,000. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On December 9, 2016, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional investors for the sale of an aggregate of 3,481,997 shares of the Company’s common stock, at a purchase price of $1.50 per share, and warrants to purchase 1,740,995 shares of common stock for a purchase price of $0.01 per warrant. The exercise price of the warrants is $1.70.  In conjunction with the offering, the Company issued a five-year warrant on December 14, 2016 to the underwriter to purchase 174,100 shares of the Company’s Common Stock at an exercise price of $1.73.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and present the consolidated financial statements of the Company and its wholly owned and majority owned subsidiaries as of December 31, 2016.  In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated.

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

Cash

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. The Company’s accounts at this institution are insured, up to $250,000, by the Federal Deposit Insurance Corporation (“FDIC”). For the years ended December 31, 2016 and 2015, the Company’s bank balances exceeded the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Accounts Receivable

The Company has a policy of reserving for accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote.  At December 31, 2016 and 2015, the Company had recorded an allowance for bad debts in the amounts of $387,976 and $375,750, respectively.  Net accounts receivable at December 31, 2016 and 2015 were $95,069 and $136,842, respectively.

Concentration of Revenue and Geographic Area

Revenue from the Company’s patent enforcement activities is considered United States revenue as any payments for licenses included in that revenue are for United States operations irrespective of the location of the licensee’s or licensee’s parent home domicile.

Revenues from the five largest licenses for the year ended December 31, 2016 accounted for approximately 97% of the Company’s total 2016 revenue and revenue from the largest five licenses in 2015 accounted for approximately 62% of the Company’s revenues for the year ended December 31, 2015. The Company derived these revenues from the one-time issuance of non-recurring, non-exclusive, non-assignable licenses. While the Company has a growing portfolio of patents, at this time, the Company expects that a significant portion of its future revenues will be based on one-time grants of similar non-recurring, non-exclusive, non-assignable licenses to a relatively small number of entities and their affiliates. Further, with the expected small number of firms with which the Company enters into license agreements, and the amount and timing of such license agreements, the Company also expects that its revenues may be highly variable from one period to the next. For the year ended December 31, 2016 the Company earned $161,000 of revenues in Germany. Amounts for the year ended December 31, 2015 were insignificant.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition”. Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been substantially performed, (iii) amounts are fixed or determinable and (iv) collectability of amounts is reasonably assured. In general, revenue arrangements provide for the payment of contractually determined fees in consideration for the grant of certain intellectual property rights for patented technologies owned or controlled by the Company.

These rights typically include some combination of the following: (i) the grant of a non-exclusive, perpetual license to use patented technologies owned or controlled by the Company, (ii) a covenant-not-to-sue, (iii) the dismissal of any pending litigation.

The intellectual property rights granted typically are perpetual in nature.  Pursuant to the terms of these agreements, the Company has no further obligation with respect to the grant of the non-exclusive licenses, covenants-not-to-sue, releases, and other deliverables, including no express or implied obligation on the Company’s part to maintain or upgrade the technology, or provide future support or services. Generally, the agreements provide for the grant of the licenses, covenants-not-to-sue, releases, and other significant deliverables upon execution of the agreement. As such, the earnings process is complete and revenue is recognized upon the execution of the agreement, when collectibility is reasonably assured, and when all other revenue recognition criteria have been met.

The Company also considers the revenue generated from its settlement and licensing agreements as one unit of accounting under ASC 605-25, “Multiple-Element Arrangements” as the delivered items do not have value to customers on a standalone basis, there are no undelivered elements and there is no general right of return relative to the license. Under ASC 605-25, the appropriate recognition of revenue is determined for the combined deliverables as a single unit of accounting and revenue is recognized upon delivery of the final elements, including the license for past and future use and the release.

Also, due to the fact that the settlement element and license element for past and future use are the Company’s major central business, the Company presents these two elements as one revenue category in its statement of operations. The Company does not expect to provide licenses that do not provide some form of settlement or release. Revenue from patent enforcement activities accounted for 100% of the Company’s revenues for the years ended December 31, 2016 and December 31, 2015.

Prepaid Expenses

Prepaid expenses of $428,049 and $338,598 at December 31, 2016 and 2015, respectively, consist primarily of costs paid for future services that will occur within a year. Prepaid expenses include prepayments in cash and in equity instruments for investor relations public relations services, business advisory, other consulting and prepaid insurance, all of which assets are being amortized over the terms of their respective agreements.

Bonds Posted With Courts

Under certain circumstances related to litigations in Germany, the Company is either required to or may decide to enter a bond with the courts.  As of December 31, 2016 and December 31, 2015, the Company had outstanding bonds in the amount of $0 and $1,748,311, respectively.  These bonds were entered into in Germany after the first instance of litigation of some of the Company’s patents in German courts and the difference in the balance of the litigation bonds at December 31, 2016 compared to December 31, 2015 is attributable to the repayment of all outstanding bonds.

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

On May 10, 2016, the Company entered into an executive employment agreement with Erich Spangenberg pursuant to which Mr. Spangenberg became the Company’s Director of Acquisitions, Licensing and Strategy.

On May 13, 2013, we entered into a six-year advisory services agreement (the “Advisory Services Agreement”) with IP Navigation Group, LLC (“IP Nav”), of which Erich Spangenberg is founder and former Chief Executive Officer.  Mr. Spangenberg is an affiliate of the Company. The terms of the Advisory Services Agreement provide that, in consideration for its services as intellectual property licensing agent, the Company will pay to IP Navigation Group, LLC between 10% and 20% of the gross proceeds of certain licensing campaigns in which IP Navigation Group, LLC acts as intellectual property licensing agent.

On November 18, 2013, we entered into Amendment No. 1 to the Executive Employment Agreement with our Chief Executive Officer and Chairman, Doug Croxall, pursuant to which Mr. Croxall’s base salary was raised to $480,000, subject to a 3% increase every year commencing on November 14, 2014. We also granted Mr. Croxall a bonus of $350,000 and ten-year stock options to purchase an aggregate of 100,000 shares of our Common Stock, with a strike price of $5.93 per share (representing the closing price on the date of grant), vesting in twenty-four (24) equal installments on each monthly anniversary of the date of grant.

On November 18, 2013, we entered into a consulting agreement with Jeff Feinberg (“Feinberg Agreement”), pursuant to which we agreed to grant Mr. Feinberg 100,000 shares of our restricted Common Stock, 50% of which shall vest on the one-year anniversary of the Feinberg Agreement and the remaining 50% of which shall vest on the second-year anniversary of the Feinberg Agreement. Mr. Feinberg is the trustee of The Feinberg Family Trust and holds voting and dispositive power over shares held by The Feinberg Family Trust, which is a 10% beneficial owner of our Common Stock.

On May 2, 2014, the Company completed the acquisition of certain ownership rights (the “Acquired Intellectual Property”) from TechDev, Granicus and SFF pursuant to the terms of three purchase agreements between: (i) the Company, TechDev, SFF and DA Acquisition LLC, a newly formed Texas limited liability company and wholly-owned subsidiary of the Company; (ii) the Company, Granicus, SFF and IP Liquidity Ventures Acquisition LLC, a newly formed Delaware limited liability company and wholly-owned subsidiary of the Company; and (iii) the Company, TechDev,  SFF and Sarif Biomedical Acquisition LLC, a newly formed Delaware limited liability company and wholly-owned subsidiary of the Company. TechDev, SFF and Granicus are owned or controlled by Erich Spangenberg or family members or associates.

•                  Pursuant to the DA Agreement, the Company acquired 100% of the limited liability company membership interests of Dynamic Advances, LLC, a Texas limited liability company, in consideration for: (i) two cash payments of $2,375,000, one payment due at closing and the other payment was due on or before June 30, 2014, with such second payment being subject to increase to $2,850,000 if not made on or before June 30, 2014; and (ii) 195,500 shares of the Company’s Series B Convertible Preferred Stock.  The remaining cash payment was made on April 1, 2015 and is fully paid.  Under the terms of the DA Agreement, TechDev and SFF are entitled to possible future payments for a maximum consideration of $250,000,000 pursuant to the Pay Proceeds Agreement described below.

•                  Pursuant to the IP Liquidity Agreement, the Company acquired 100% of the limited liability company membership interests of IP Liquidity Ventures, LLC, a Delaware limited liability company, in consideration for: (i) two cash payments of $2,375,000, one payment due at closing and the other payment was due on or before June 30, 2014, with such second payment being subject to increase to $2,850,000 if not made on or before June 30, 2014; and (ii) 195,500 shares of the Company’s Series B Convertible Preferred Stock.  The remaining cash payment was made on April 1, 2015 and is fully paid.  Under the terms of the IP Liquidity Agreement, Granicus and SFF are entitled to possible future payments for a maximum consideration of $250,000,000 pursuant to the Pay Proceeds Agreement described below.

•                  Pursuant to the Sarif Agreement, the Company acquired 100% of the limited liability company membership interests of Sarif Biomedical, LLC, a Delaware limited liability company, in consideration for two cash payments of $250,000, one payment due at closing and the other payment was due on or before June 30, 2014, with such second payment being subject to increase to $300,000 if not made on or before June 30, 2014.  The remaining cash payment was made on February 24, 2015 and is fully paid.  Under the terms of the Sarif Agreement, TechDev and SFF are entitled to possible future payments for a maximum consideration of $250,000,000 pursuant to the Pay Proceeds Agreement described below.

•                  Pursuant to the Pay Proceeds Agreement, the Company may pay the sellers a percentage of the net recoveries (gross revenues minus certain defined expenses) that the Company makes with respect to the assets held by the entities that the Company acquired pursuant to the DA Agreement, the IP Liquidity Agreement and the Sarif Agreement.  Under the terms of the Pay Proceeds Agreement, as amended in 2016, if the Company recovers $10,000,000 or less with regard to the IP Assets, then nothing is due to the sellers; if the Company recovers between $13,000,000 and $40,000,000 with regard to the IP Assets, then the Company shall pay 40% of the cumulative gross proceeds of such recoveries to the sellers; and if the Company recovers over $40,000,000 with regard to the IP Assets, the Company shall pay 50% of the cumulative gross proceeds of such recoveries to the sellers.  Pursuant to the amendment to the Pay Proceeds Agreement, the Company paid TechDev, Granicus and SFF $2.4 million. In no event will the total payments made by the Company under the Pay Proceeds Agreement exceed $250,000,000.

On May 2, 2014, we entered into an opportunity agreement (the “Marathon Opportunity Agreement”) with Erich Spangenberg, who is an affiliate of the Company.  The terms of the Marathon Opportunity Agreement provide that we have ten business days after receiving notice from Mr. Spangenberg to provide up to 50% of the funding for certain opportunities relating to the licensing, intellectual property acquisitions and/or intellectual property enforcement actions in which Mr. Spangenberg, IP Nav or any entity controlled by Mr. Spangenberg, other than: (i) IP Nav or any of its affiliates, and (ii) Medtech Development, LLC or any of its affiliates.

On June 17, 2014, Selene Communication Technologies Acquisition LLC (“Acquisition LLC”), a Delaware limited liability company and newly formed wholly-owned subsidiary of the Company, entered into a merger agreement with Selene Communication Technologies, LLC (“Selene”). Selene owned a patent portfolio consisting of three United States patents in the field of search and network intrusion that relate to tools for intelligent searches applied to data management systems as well as global information networks such as the internet. IP Nav provided patent monetization and support services under an existing agreement with Selene prior to the return of the patents to Stanford Research Institute (“SRI”), the original owners of the patents.

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

On October 10, 2014, the Company entered into an interest sale agreement with MedTech Development, LLC (“MedTech”) to acquire from MedTech 100% of the limited liability membership interests of OrthoPhoenix and TLIF as well as 100% of the shares of MedTech GmbH.  In connection with the transaction, the Company is obligated to pay to MedTech $1 million at closing and $1 million on each of the following nine (9) month anniversary dates of the closing.  On July 16, 2015, the Company entered into a forbearance agreement (the “Agreement”) with MedTech Development, the holder of a Promissory Note issued by the Company, dated October 10, 2014. Pursuant to the Agreement, the term of the Note was extended to October 1, 2015 and the Note began accruing interest starting from May 13, 2015. In addition, the Company agreed to make certain mandatory prepayments under certain circumstances and issue to MedTech Development 200,000 shares of restricted common stock of the Company.  In accordance with ASC 470-50, the Company recorded this agreement as debt extinguishment and $654,000 was recorded as loss on debt extinguishment during the year ended September 30, 2015.  On October 23, 2015, the Company entered into Amendment No. 1 to the Forbearance Agreement (the “Amendment”) entered into with MedTech Development on July 16, 2015.  Pursuant to the Amendment, the due date of the Promissory Note was extended to October 23, 2016 in return for which the Company made a payment of $100,000 on October 23, 2015 and modified the terms under which the Company agreed to make mandatory prepayments under certain circumstances.  The acquired subsidiaries are also obligated to make certain additional payments to MedTech from recoveries following the receipt by the acquired subsidiaries of 200% of the purchase payments, plus recovery of out of pocket expenses in connection with patent claims.  The participation payments may be paid, at the election of the Company, in common stock of Marathon at the market price on the date of issuance. In connection with the transaction, the Company entered into a promissory note, common interest agreement and in the event of issuance of common stock to MedTech, will enter into a lockup and registration rights agreement.  Approximately forty-five percent (45%) of MedTech is owned or controlled by Erich Spangenberg or family members or associates.

On October 1, 2016, one of the Company’s subsidiaries, PG Technologies S.a.r.l. entered into an advisory services agreement with Granicus IP, LLC, an entity owned or controlled by one of the Company’s employees, whereby Granicus receives a percentage of pre-tax return from PG Technologies after certain revenue thresholds have been met.

During 2016, certain officers and directors of the Company received restricted common stock in the Company’s 3D Nano subsidiary.

Fair Value of Financial Instruments

The Company measures at fair value certain of its financial and non-financial assets and liabilities by using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, essentially an exit price, based on the highest and best use of the asset or liability. The levels of the fair value hierarchy are:

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

The Clouding IP earn out liability was determined to be a Level 3 liability, which requires fair assessment of fair value at each period end by using a discounted cash flow model as the valuation methodology, using unobservable inputs, such as revenue and expenses forecasts, timing of proceeds, and discount rates. Based on the reassessment of fair value as of December 31, 2016, the Company determined the Clouding IP earn out liability to be $81,930 (current portion) and $1,400,082 (long-term portion), which resulted in a gain from exchange in fair value adjustment of $1,832,872 for the year ended December 31, 2016.  Further, the periodic reassessment resulted in a non-routine impairment of the Clouding patent intangible assets of $3,089,983 for the year ended December 31, 2016.

Under certain circumstances related to litigations in Germany, the Company is either required to or may decide to enter a bond with the courts.  As of December 31, 2016 and December 31, 2015, the Company had outstanding bonds in the amount of $0 and $1,748,311, respectively.  These bonds were entered into in Germany after the first instance of litigation of some of the Company’s patents in German courts and the difference in the balance of the litigation bonds at December 31, 2016 compared to December 31, 2015 is attributable to the repayment of all outstanding bonds. The Company adjusts the value of the bonds at the end of each reporting period to reflect changes to the exchange rate between the Euro and the US Dollar.

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

The Company follows the provision of the ASC 740-10 related to Accounting for Uncertain Income Tax Position. When tax returns are filed, it is more likely than not that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is most likely that not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions.

Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions will more likely than not be upheld upon examination. As such, the Company has not recorded a liability for uncertain tax benefits.

The federal and state income tax returns of the Company are subject to examination by the Internal Revenue Service and state taxing authorities, generally for three years after they were filed. The Company is in the process of filing the 2016 tax returns. After review of the prior year financial statements and the results of operations through December 31, 2016, the Company has recorded a full valuation allowance on its deferred tax asset.

Basic and Diluted Net Loss per Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. The computation of diluted net loss per share does not include dilutive Common Stock equivalents in the weighted average shares outstanding, as they would be anti-dilutive. As of December 31, 2016, the Company has warrants to purchase 466,078 shares of Common Stock outstanding, options to purchase 3,516,136 shares of Common Stock outstanding, convertible notes convertible into 66,667 shares of Common Stock outstanding and 782,004 shares of Series B Convertible Preferred Stock convertible into 782,004 shares of Common Stock outstanding, all of which were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s net loss per share computation.

The following table sets forth the computation of basic and diluted loss per share on a GAAP basis:

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Net loss attributable to Common Shareholders	$(28,665,024)	$(16,939,859)

Denominator
Weighted Average Common Shares - Basic	15,178,056	14,208,787
Weighted Average Common Shares - Diluted	15,178,056	14,208,787

Earnings (Loss) per common share:
Earnings (Loss) - Basic	$(1.89)	$(1.19)
Earnings (Loss) - Diluted	$(1.89)	$(1.19)

Intangible Assets - Patents

Intangible assets include patents purchased and patents acquired in lieu of cash in licensing transactions. The patents purchased are recorded based on the cost to acquire them and patents acquired in lieu of cash are recorded at their fair market value.  The costs of these assets are amortized over their remaining useful lives. Useful lives of intangible assets are periodically evaluated for reasonableness and the assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may no longer be recoverable. The Company recorded impairment charges to its intangible assets during the year ended December 31, 2016 in the amount of $11,958,882, associated with the end of life of a number of the Company’s portfolios, compared to an impairment charge in the amount of $5,793,409 during the year ended December 31, 2015 associated with the reduction in the carrying value of one the Company’s portfolios.

Goodwill

Goodwill is tested for impairment at the reporting unit level at least annually in accordance with ASC 350, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

When conducting its annual goodwill impairment assessment, the Company initially performs a qualitative evaluation of whether it is more likely than not that goodwill is impaired. If it is determined by a qualitative evaluation that it is more likely than not that goodwill is impaired, the Company then applies a two-step impairment test. The two-step impairment test first compares the fair value of the Company’s reporting unit to its carrying or book value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired. If the carrying value of the reporting unit exceeds its fair value, the Company determines the implied fair value of the reporting unit’s goodwill and if the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded in the consolidated statement of operations. The Company performs the annual testing for impairment of goodwill at the reporting unit level during the quarter ended September 30.

For the year ended December 31, 2016, the Company recorded an impairment charge to its goodwill in the amount of $4,336,307, and for the year ended December 31, 2015, the Company recorded no impairment charge to its goodwill.

Other Intangible Assets

In accordance with ASC 350-30, “Intangibles - Goodwill and Others”, the Company assesses the impairment of identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers to be important which could trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of use of the acquired assets or the strategy for the overall business; and (3) significant negative industry or economic trends.

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

Impairment of Long-lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the ASC 360 “Property, Plant and Equipment”.  The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of long-lived assets may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows that the Company expects to be generated by the asset. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The Company did not record any impairment charges on its long-lived assets during the years ended December 31, 2016 and 2015.

Stock-based Compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. As stock-based compensation expense is recognized based on awards expected to vest, forfeitures are also estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the year ended December 31, 2016, the expected forfeiture rate was 2.4%, which resulted in a decrease in expense of $44,146, recognized in the Company’s compensation expenses and for the year ended December 31, 2015, the expected forfeiture rate was 10.40%, which resulted in a decrease in expense of $28,663, recognized in the Company’s compensation expenses.  The Company will continue to re-assess the impact of forfeitures if actual forfeitures increase in future quarters.

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

Liquidity and Capital Resources

At December 31, 2016, we had approximately $5.0 million in cash and cash equivalents and a working capital deficit of approximately $14.9 million.

Based on the Company’s current revenue and profit projections, management is uncertain that the Company’s existing cash and accounts receivables will be sufficient to fund its operations through at least the next twelve months from the issuance date of the financial statements, raising substantial doubt regarding the Company’s ability to continue operating as a going concern. If we do not meet our revenue and profit projections or the business climate turns negative, then we will need to:

•                       raise additional funds to support the Company’s operations; provided, however, there is no assurance that the Company will be able to raise such additional funds on acceptable terms, if at all. If the Company raises additional funds by issuing securities, existing stockholders may be diluted; and

•                       review strategic alternatives.

If adequate funds are not available, we may be required to curtail our operations or other business activities or obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain technologies or potential markets. The accompanying consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and settlements of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04 Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). This guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation.  Under the amended guidance, a goodwill impairment charge will now be recognized for the amount by which the carrying value of a reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill. This guidance is effective for interim and annual period beginning after December 15, 2019, with early adoption permitted for any impairment tests performed after January 1, 2017.

In January 2017, the FASB issued ASU 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business and assists entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under this guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset (or group of similar assets), the assets acquired would not represent a business. In addition, in order to be considered a business, an acquisition would have to include at a minimum an input and a substantive process that together significantly contribute to the ability to create an output. The amended guidance also narrows the definition of outputs by more closely aligning it with how outputs are described in FASB guidance for revenue recognition. This guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted.

In October 2016, the FASB issued ASU 2016-16 Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which eliminates the exception in existing guidance which defers the recognition of the tax effects of intra-entity asset transfers other than inventory until the transferred asset is sold to a third party. Rather, the amended guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted as of the beginning of an annual reporting period. The Company is currently assessing the impact of this guidance on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The standard is intended to eliminate diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 will be effective for fiscal years beginning after December 15, 2017. Early adoption is permitted for all entities. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In May 2014, the FASB Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, as a new Topic, (ASC) Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. This ASU must be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are considering the alternatives of adoption of this ASU and we are conducting our review of the likely impact to the existing portfolio of customer contracts entered into prior to adoption.  After completing our review, we will continue to evaluate the effect of adopting this guidance upon our results of operations, cash flows and financial position.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. Accordingly, the standard is effective for us on January 1, 2017 and we are currently evaluating the impact that the standard will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07, Simplifying the Transition to the Equity Method of Accounting. The amendments in the ASU eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years and should be applied prospectively upon the effective date. Early adoption is permitted. The Company is currently evaluating the provisions of this guidance.

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

The Clouding IP earn out liability was determined to be a Level 3 liability, which requires fair assessment of fair value at each period end by using a discounted cash flow model as the valuation methodology, using unobservable inputs, such as revenue and expenses forecasts, timing of proceeds, and discount rates. Based on the reassessment of fair value as of December 31, 2016, the Company determined the Clouding IP earn out liability to be $81,930 (current portion) and $1,400,082 (long-term portion), which resulted in a gain from exchange in fair value adjustment of $1,832,872 for the year ended December 31, 2016.  Further, the periodic reassessment resulted in a non-routine impairment of the Clouding patent intangible assets of $3,089,983 for the year ended December 31, 2016.

Medtech Group

On October 13, 2014, Medtech Group Acquisition Corp (“Medtech Corp.”), a Texas corporation and newly formed wholly-owned subsidiary of the Company, entered into an interest sale agreement to purchase 100% of the equity or membership interests of OrthoPhoenix, LLC (“OrthoPhoenix”), a Delaware limited liability company, TLIF, LLC (“TLIF”) and MedTech Development Deutschland GmbH (“MedTech GmbH” and along with OrthoPhoenix and TLIF, the “Medtech Entities”) from MedTech Development, LLC (“MedTech Development”). The Medtech Group own patents in the medical technology field.

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

The Company accounted for the acquisition as an asset acquisition in accordance with ASC 805-50 “Business Combinations”.  The Company engaged a third party valuation firm to determine the fair value of the assets purchased, which determined that the fair value of the assets was in excess of the purchase consideration, so the Company booked the assets at the purchase consideration of $11 million.

On November 15, 2015, the Company and its wholly-owned subsidiary, IP Liquidity, entered into a Memorandum of Understanding with BATO and IP Nav pursuant to which BATO acknowledged that IP Liquidity was entitled to certain fees under an Advisory Services Agreement (“ASA”) dated December 3, 2012.  In addition, (i) the parties further agreed to terminate the Advisory Services Agreement and (ii) rescind the BATO PPA entered into between Bridgestone and the Company on April 23, 2015, as amended.  In connection with the termination of the ASA and the rescission of the BATO PPA, as of November 15, 2015, the Company removed notes payable in the amount of $10,000,000, $9,068,504 in patent assets from the Company’s books and records associated with the rescission of the BATO PPA, and in connection with the termination of the ASA, the Company removed $2,451,550 in patents assets from the Company’s books and records.

Munitech IP S.a.r.l. (“Munitech”)

On June 27, 2016, Munitech S.a.r.l. (“Munitech”), a Luxembourg limited liability company and newly formed wholly-owned subsidiary of the Company, entered into two Patent Purchase Agreements (the “PPA” or together, the “PPAs”) to purchase 221 patents from Siemens Aktiengesellschaft. The patents purchased by Munitech relate to W-CDMA and GSM cellular technology and cover all the major global economies including China, France, Germany, the United Kingdom and the United States. Significantly, many of the patent families have been declared to be Standard Essential Patents (“SEPs”) with the European Telecommunications Standard Institute (“ETSI”) and/or the Association of Radio Industries and Businesses (“ARIB”) related to Long Term Evolution (“LTE”), Universal Mobile Telecommunications System (“UMTS”), and/or General Packet Radio Service (“GPRS”).

Pursuant to the terms of the PPAs, Munitech (i) paid Siemens Aktiengesellschaft $1,150,000 in cash upon closing and (ii) agreed to two future payments, one in the amount of $1,000,000 payable on December 31, 2016 and the second in the amount of $750,000 payable on September 30, 2017.

After evaluating the facts and circumstances of the purchase, the Company determined that this was an asset purchase. In coming to its conclusion, the Company reviewed the status of the assets, the historical activity and the absence of any employees, licensing activity, vendors associated with the patents, any royalties, and any other assets other than the patents.

Magnus IP GmbH (“Magnus”)

On July 5, 2016, Marathon IP GmbH (“Marathon IP”), a German corporate entity and newly formed wholly-owned subsidiary of the Company, entered into a Patent Purchase Agreements (the “PPA”) to purchase 86 patents from Siemens Switzerland Ltd and Siemens Industry Inc., (together, “Siemens”). On September 15, 2016, the patents were assigned by Marathon IP to Magnus, both of which are wholly-owned subsidiaries of the Company. The patents purchased by Marathon IP relate to Internet-of-Things (IOT) technology. Generally, the portfolio’s subject matter is directed toward self-healing control networks for automation systems. The patents are relevant to wireless mesh or home area networks for use in IOT, or connected home devices and enable simple commissioning, application level security, simplified bridging, and end-to-end IP security. The technology can support a wide variety of IOT enabled devices including lighting, sensors, appliances, security, and more. Pursuant to the terms of the PPA, Marathon IP paid Siemens $250,000 in cash upon closing.

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

Traverse Technologies Corp. (“Traverse”)

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

PG Technologies S.a.r.l. (“PG Tech”)

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

Motheye Technologies LLC (“Motheye”)

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

NOTE 4 — INTANGIBLE ASSETS, NET

Intangible assets include patents purchased and patents acquired in lieu of cash in licensing transactions. Patents purchased are recorded based at their acquisition cost and patents acquired in lieu of cash are recorded at their fair market value. Intangible assets consisted of the following:

	December 31, 2016	December 31, 2015
Intangible Assets	$30,214,116	$41,014,992
Accumulated Amortization & Impairment	(17,899,488)	(15,557,353)
Intangible assets, net	$12,314,628	$25,457,639

Intangible assets are comprised of patents with estimated useful lives between approximately 1 to 13 years. Once placed in service, the Company amortizes the costs of intangible assets over their estimated useful lives on a straight-line basis. During the years ended December 31, 2016 and 2015, respectively, the Company capitalized a total of $6,450,000 and $252,946 in patent acquisition costs. Costs incurred to acquire patents, including legal costs, are also capitalized as long-lived assets and amortized on a straight-line basis with the associated patent. Amortization of patents is included as an operating expense as reflected in the accompanying consolidated statements of operations. The Company assesses fair market value for any impairment to the carrying values.  Management concluded that there was an impairment to the carrying value in the amount of $11,958,882 for the year ended December 31, 2016 compared to an impairment to the carrying value in the amount of $5,793,409 for the year ended December 31, 2015. The Company determined the fair value using a Level 3 fair value category of unobservable inputs and concluded that the fair value on these intangibles was zero.

Amortization expense for the years ended December 31, 2016 and 2015 was $7,453,004 and $10,825,164, respectively.  Future amortization of current intangible assets, net is as follows:

2017	$2,317,258
2018	1,885,345
2019	1,801,910
2020	1,492,503
2021	1,324,119
2022 and thereafter	3,493,493
Total	$12,314,628

Since November 2012, the Company has continued to add to its intangible assets, through either the purchase of intangible asset directly or purchasing entities holding intangible assets. During the years ended December 31, 2016 and December 31, 2015, the Company made the following intangible asset acquisitions:

•                 In April 2015, we purchased 43 patents from Bridgestone Americas Tire Operations LLC (“BATO”), with such patents related to automobile tire pressure monitoring systems, with such purchase terminated and reversed on November 15, 2015.

•                 In June 2016, we acquired two patent portfolios from Siemens covering W-CDMA and GSM cellular technology;

•                 In July 2016, we acquired a patent portfolio from Siemens covering internet-of-things technology;

•                 In August 2016, we acquired a patent portfolio from CPT IP Holdings, LLC covering battery technology;

•                 In August 2016, we entered into a Patent Funding and Exclusive License Agreement with a Fortune 50 company to monetize more than 10,000 patents in a single industry vertical; and

•                 In September 2016, we acquired a patent from Cirrex Systems, LLC covering LED technology.

NOTE 5 - STOCKHOLDERS’ EQUITY

The Company has authorized capital to 200,000,000 shares of Common Stock with par value to $0.0001 per share, and has authorized capital of 100,000,000 shares of preferred stock, par value $0.0001 per share.

Preferred Stock

The terms of the Series B Convertible Preferred Stock are summarized below:

Dividend.  The holders of Series B Convertible Preferred Stock will be entitled to receive such dividends paid and distributions made to the holders of Common Stock, pro rata to the same extent as if such holders had converted the Series B Convertible Preferred Stock into Common Stock (without regard to any limitations on conversion herein or elsewhere) and had held such shares of Common Stock on the record date for such dividends and distributions.

Liquidation Preference.  In the event of a liquidation, dissolution or winding up of the Company, after provision for payment of all debts and liabilities of the Company, any remaining assets of the Company shall be distributed pro rata to the holders of Common Stock and the holders of Series B Convertible Preferred Stock as if the Series B Convertible Preferred Stock had been converted into shares of Common Stock on the date of such liquidation, dissolution or winding up of the Company.

Voting Rights.  The Series B Convertible Preferred Stock have no voting rights except with regard to certain customary protective provisions set forth in the Series B Convertible Preferred Stock Certificate of Designations and as otherwise provided by applicable law.

Conversion.  Each share of Series B Convertible Preferred Stock may be converted at the holder’s option at any time after issuance into  one share of Common Stock, provided that the number of shares of Common Stock to be issued pursuant to such conversion does not exceed, when aggregated with all other shares of Common Stock owned by such holder at such time, result in such holder beneficially owning (as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and the rules thereunder) in excess of 9.99% of all of the Common Stock outstanding at such time, unless otherwise waived  in writing by the Company with sixty-one (61) days’notice.

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

On September 17, 2014, the Company entered into a consulting agreement (the “Consulting Agreement”) with GRQ Consultants, Inc. (“GRQ”), pursuant to which GRQ shall provide certain consulting services including, but not limited to, advertising, marketing, business development, strategic and business planning, channel partner development and other functions intended to advance the business of the Company. As consideration, GRQ shall be entitled to 200,000 shares of the Company’s Series B Convertible Preferred Stock, 50% of which vested upon execution of the Consulting Agreement, and 50% of which shall vest in six (6) equal monthly installments of commencing on October 17, 2014. The first tranche of 100,000 shares of Series B Convertible Preferred Stock was issued to GRQ on October 6, 2014. An aggregate of 150,000 shares of Series B Convertible Preferred Stock for a value of $1,103,581 was issued in 2014 and 50,000 shares of Series B Convertible Preferred Stock for a value of $345,334 was issued in 2015. In addition, the Consulting Agreement allows for GRQ to receive additional shares of Series B Convertible Preferred Stock upon the achievement of certain performance benchmarks.  No milestones were met and no additional shares were issued in 2015 prior to the termination of the Consulting Agreement.  All shares of Series B Convertible Preferred Stock issuable to GRQ shall be pursuant to the 2014 Plan (as defined below) . The Consulting Agreement contains an acknowledgement that the conversion of the preferred stock into shares of the Company’s Common Stock is precluded by the beneficial ownership blockers set forth in the Series B Convertible Preferred Stock Certificate of Designation and in Section 17 of the 2014 Plan to ensure compliance with NASDAQ Listing Rule 5635(d).

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

On December 9, 2015, the Company entered into an agreement with Melechdavid, Inc. (“Melechdavid”), pursuant to which the Company agreed to issue 100,000 shares of the Company’s Common Stock.  In connection with this transaction, the Company valued the shares at the quoted market price on the date of grant at $1.61 per share or $161,000. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering. The shares were issued pursuant to this transaction on January 25, 2016.

On May 11, 2016, the Company entered into a consulting agreement with the Cooper Law Firm, LLC (“Cooper”), pursuant to which the Company agreed to issue 80,000 shares of the Company’s Common Stock. In connection with this transaction, the Company valued the shares at the quoted market price on the date of grant at $1.70 per share or $136,000.

On December 9, 2016, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional investors for the sale of an aggregate of 3,481,997 shares of the Company’s common stock, at a purchase price of $1.50 per share, and warrants to purchase 1,740,995 shares of common stock for a purchase price of $0.01 per warrant, or $17,019.95 in total. None of the warrants were purchased prior to December 31, 2016, and all were subsequently purchased prior to the date of this report.

Common Stock Warrants

During the year ended December 31, 2016, the Company issued a warrant to purchase 174,100 shares of Common Stock in connection with financings and warrants for 23,334 shares of Common Stock were exercised. Warrants to purchase 1,705,996 shares of Common Stock were cancelled as they reached the end of their lives without being exercised in accordance with the terms of the underlying agreements. During the years ended December 31, 2016 and December 31, 2015, the Company recorded stock based compensation expense of $0 and $3,465,respectively, in connection with the vested warrants associated with one warrant-based compensatory grant. At December 31, 2016, there was a total of $0 of unrecognized compensation expense related to future recognition of warrant-based compensation arrangements.

As of December 31, 2016, the Company had warrants outstanding to purchase 466,078 shares of Common Stock with a weighted average remaining life of 3.25 years. A summary of the status of the Company’s outstanding stock warrants and changes during the period then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Balance at December 31, 2015	2,021,308	$4.27	0.87
Granted	174,100	$1.73	4.94
Cancelled	1,705,996	3.22	—
Forfeited	—	—	—
Exercised	23,334	$2.00	—
Balance at December 31, 2016	466,078	3.79	3.25

Warrants exercisable at December 31, 2016	466,078
Weighted average fair value of warrants granted during the period		$0.37

The warrants pursuant to the Purchase Agreement entered into on December 9, 2016, as described above, were purchased and issued in January and February 2017 and are not included in the table set forth above.

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

On March 1, 2013, Mr. James Crawford was appointed as the Company’s Chief Operating Officer. Pursuant to the employment agreement between the Company and Mr. Crawford dated March 1, 2013 (“Crawford Employment Agreement”), Mr. Crawford shall serve as the Company’s Chief Operating Officer for two (2) years. Mr. Crawford was awarded a five-year stock option to purchase an aggregate of 76,924 shares of the Company’s Common Stock, with a strike price based on the closing price of the Company’s Common Stock on March 1, 2013 as reported by the OTC Bulletin Board or an exercise price of $5.525 per share, vesting in twenty-four (24) equal installments on each monthly anniversary of March 1, 2013, provided Mr. Crawford is still employed by the Company on each such date. On June 19, 2013, the Company granted Mr. Crawford an option to purchase 76,924 shares of Common Stock. The stock options granted have an exercise price equal to the fair market value per share on the option grant date, which was $2.47 per share. The options issued to Mr. Crawford are conditioned upon the cancellation of the stock options granted to him on March 1, 2013 under his employment agreement with the Company and will vest in twenty-four (24) equal installments on each monthly anniversary of the date of grant.

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

On May 10, 2016, the Company entered into an executive employment agreement with Erich Spangenberg (“Spangenberg Agreement”) pursuant to which Mr. Spangenberg would serve as the Company’s Director of Acquisitions, Licensing and Strategy. As part of the consideration, the Company agreed to grant Mr. Spangenberg a ten-year stock option to purchase an aggregate of 500,000 shares of Common Stock, with a strike price of $1.87 per share, vesting in twenty-four (24) equal installments on each monthly anniversary of the date of the Spangenberg Agreement. The options were valued based on the Black-Scholes model, using the strike and market prices of $1.87 per share, an expected term of 5.75 years, volatility of 47% based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve of 1.32%.

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

On October 13, 2016, the Company issued its independent board members ten-year options to purchase an aggregate of 80,000 shares of the Company’s Common Stock with an exercise price of $2.41 per share, subject to adjustment, which shall vest monthly over twelve (12) months commencing on the date of grant. The options were valued based on the Black-Scholes model, using the strike and market prices of $2.41 per share, an expected term of 5.5 years, volatility of 46% based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve of 1.21%. As there were not sufficient shares in the Company’s equity incentive plans to accommodate these grants, Mr. Croxall forfeited a portion of one of his options to purchase 80,000 shares.

At December 31, 2016, there was a total of $1,371,382 of unrecognized compensation expense related to non-vested option-based compensation arrangements entered into during the year.  A summary of the stock options as of December 31, 2016 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
Balance at December 31, 2015	3,383,267	$4.25	7.11
Granted	780,000	$2.13	9.44
Cancelled	373,856	$5.80	—
Forfeited	273,275	$5.24	—
Exercised	—	$—	—
Balance at December 31, 2016	3,516,316	$4.46	6.80

Options Exercisable at December 31, 2016	2,574,703	$4.67	6.03
Options expected to vest	941,433	$3.65	8.90
Weighted average fair value of options granted during the period		$0.89

Stock options outstanding at December 31, 2016 as disclosed in the above table have $0 in intrinsic value at the end of the period.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Debt consists of the following:

	Maturity	Interest	December 31,
	Date	Rate	2016	2015

Senior secured term notes	29-Jul-18	LIBOR + 9.75%	$15,620,759	$20,513,892
Less: debt discount			(1,425,167)	(2,150,263)
Total senior-term notes, net of discount			$14,195,592	$18,363,629

	Maturity	Interest	December 31,
	Date	Rate	2016	2015

Convertible Note	10-Oct-18	11.00%	$500,000	$500,000
Less: debt discount			—	(5,849)
Total convertible note			$500,000	$494,151

	Maturity	Late	December 31,
	Date	Fee	2016	2015
iRunway trade payable	On Demand	1.5% per month	$191,697	$494,244

	Maturity	Interest	December 31,
	Date	Rate	2016	2015
Note payable	31-Jan-17	NA	$103,000	$—

	Maturity	Interest	December 31,
	Date	Rate	2016	2015
Sichenzia trade payable	On Demand	NA	$—	$45,000

	Maturity	Interest	December 31,
	Date	Rate	2016	2015
Medtech LLC note payable	On Demand	28.00%	$—	$2,953,779

	Maturity	Interest	December 31,
	Date	Rate	2016	2015
Afco financing	On Demand	4.82%	$—	$56,258

	Maturity	Interest	December 31,
	Date	Rate	2016	2015
Siemens	30-Sep-17	NA	$1,672,924	$—

	Maturity	Interest	December 31,
	Date	Rate	2016	2015
Dominion Harbor	15-Oct-17	NA	$125,000	$200,000

	Maturity	Interest	December 31,
	Date	Rate	2016	2015
Oil & Gas	On Demand	NA	$944,296	$—

	Maturity	Interest	December 31,
	Date	Rate	2016	2015
3dnano Liscense Fee	31-Jan-17	NA	$100,000	$—

	2016	2015
Total	$17,832,509	$22,607,061
Less: current portion	(13,162,007)	(10,383,177)
Total, net of current portion	$4,670,502	$12,223,884

Senior Secured Term Notes:

On January 29, 2015, the Company and certain of its subsidiaries entered into a series of Agreements including a Securities Purchase Agreement with DBD Credit Funding LLC, (“DBD”) an affiliate of Fortress Credit Corp., under which the terms of the notes were:

(i)            $15,000,000 original principal amount of Fortress Notes (the “Initial Note”);

(ii)           a right to receive a portion of certain proceeds from monetization net revenues received by the Company (the “Revenue Stream”, after receipt by the Company of $15,000,000 of monetization net revenues and repayment of the Fortress Notes);

(iii)          a five-year Fortress Warrant to purchase 100,000 shares of the Company’s Common Stock exercisable at $7.44 per share, subject to adjustment; and

(iv)          134,409 shares of the Issuer’s Common Stock (the “Fortress Shares”).

On February 12, 2015, the Company issued an additional $5,000,000 of Notes (which  increase proportionately the Revenue Stream).

The Initial Note matures on July 29, 2018. Additional Notes issued pursuant to the Fortress Purchase Agreement mature 42 months after issuance. The unpaid principal amount of the Initial Note plus the additional $5,000,000 note (including any PIK Interest, as defined below) bear cash interest at a rate equal to LIBOR plus 9.75% per annum payable on the last business day of each month. Interest is paid in cash except that 2.75% per annum of the interest due on each Interest Payment Date shall be paid-in-kind, by increasing the principal amount of the Notes by the amount of such interest. Monthly principal payments are due commencing one year after the anniversary dates of the loans.

The terms of the Fortress Warrant provide that until January 29, 2020, the Warrant may be exercised for cash or on a cashless basis. Exercisability of the Fortress Warrant is limited if, upon exercise, the holder would beneficially own more than 4.99% of the Company’s Common Stock. The exercise price of the warrant is $7.44 and the warrant fair value was determined to be $318,679 utilizing the Black-Scholes model, with the fair value of the warrants recorded as additional paid-in capital and reducing the carrying value of the Notes. As of December 31, 2016, and 2015 the unamortized discount on the Notes was $1,425,167 and $2,150,263; respectively.

Senior Secured Term Note Amendment

On January 10, 2017  the Company and certain of its subsidiaries entered into the Amended and Restated Revenue Sharing and Securities Purchase Agreement  (“ARRSSPA”) with DBD Credit Funding LLC, under which the Company and DBD amended and restated the Revenue Sharing and Securities Purchase Agreement dated January 29, 2015 (the “Original Agreement”) pursuant to which (i) Fortress purchased $20,000,000 in promissory notes, of which $15,620,759 is currently outstanding (less $4,500,000 that is currently held in a cash collateral account), (ii) an interest in the Company’s revenues from certain activities and warrants to purchase 100,000 shares of the Company’s common stock. The ARRSSPA amends and restates the Original Agreement to provide for (i) the sale by the Company of a $4,500,000 promissory note (the “New Note”) and (ii) the insurance of additional warrants to purchase 187,500 shares of common stock (the “New Warrant”). Pursuant to the ARRSSPA, Fortress acquired an increased revenue stream right to certain revenues generated by the Company through monetization of our patent portfolio (“Monetization Revenues”). The ARRSSPA increases the revenue stream basis to $1,225,000. The ARRSSPA provides for the potential issuance of up to $7,500,000 of additional notes (the “Additional Notes”), of which not more than $3,750,000 shall be made prior to June 30, 2017 and of which not more than $3,750,000 shall be made available during the period following June 30, 2017 and on or prior to December 31, 2017 and not more than two such issuances shall occur under the ARRSSPA.

The unpaid principal amount of the New Note (including any PIK Interest, as defined below) shall bear cash interest at a rate equal to LIBOR plus 9.75% per annum; provided that upon and during the continuance of an Event of Default (as defined in the Initial Note), the interest rate shall increase by an additional 2% per annum.

Interest on the Initial Note shall be paid on the last business day of each calendar month (the “Interest Payment Date”), commencing January 31, 2017. Interest shall be paid in cash except that 2.75% per annum of the interest due on each Interest Payment Date shall be paid-in-kind, by increasing the principal amount of the Notes by the amount of such interest, effective as of the applicable Interest Payment Date (“PIK Interest”). PIK Interest shall be treated as added principal of the New Note for all purposes, including interest accrual and the calculation of any prepayment premium. The Company paid a structuring fee of 2.0% of the New Note and would pay a 2.0% fee upon the issuance of any Additional Notes. The proceeds of the New Note and any Additional Notes may be used for working capital purposes, portfolio acquisitions, growth capital and other general corporate purposes.

The ARRSSPA contains certain customary events of default, and also contains certain covenants including a requirement that the Company maintain minimum liquidity of $1,250,000 in unrestricted cash and cash equivalents.

The terms of the New Warrants provide that from July 10, 2017 until January 10, 2022, the Warrant may be exercised for cash or on a cashless basis. Exercisability of the Warrant is limited if, upon exercise, the holder would beneficially own more than 4.99% of the Issuer’s Common Stock.

Pursuant to the ARSSPA, as security for the payment and performance in full of the Secured Obligations (as defined in the Security Agreement entered in favor of the Note purchasers (the “Security Agreement”) the Company and certain subsidiaries executed and delivered in favor of the purchasers a Security Agreement and a Patent Security Agreement, including a pledge of the Company’s interests in certain of its subsidiaries. As further set forth in the Security Agreement, repayment of the Note Obligations (as defined in the Notes) is secured by a first priority lien and security interest in all the assets of the Company, subject to certain permitted liens. Certain subsidiaries of the Company also executed guarantees in favor of the purchasers (each, a “Guaranty”), guaranteeing the Note Obligations.

Convertible Note

In two transactions, on October 9, 2014 and October 16, 2014, the Company sold an aggregate $5,550,000 of principal amount of convertible notes (“Convertible Notes”) along with two-year warrants to purchase 129,499 shares of the Company’s Common Stock. The Convertible Notes are convertible into shares of the Company’s Common Stock at $7.50 per share and the Warrants have an exercise price of $8.25 per share. The Notes mature on October 10, 2018 and bear interest at the rate of 11% per annum, payable quarterly in cash on each of the three, six, nine and twelve month anniversaries of the issuance date and on each conversion date. The Notes may become secured by a security interest granted to the holder in certain future assets under certain circumstances.  In the event the Company’s Common Stock trades at a price of at least $27.00 per share for four out of eight trading days, the Notes will be mandatorily converted into Common Stock of the Company at the then applicable conversion price per share. The Company repaid the Convertible Notes for all but one holder in early 2015.

iRunway

The Company converted a set of outstanding invoices related to work performed by one of the Company’s vendors to a short-term payable whereby the Company agreed to pay iRunway over time for the open invoices, subject to a payment schedule as defined. To the extent that the Company does not make payments according to that schedule, the remaining balance accrues interest at 1.5% per month. As of December 31, 2016 and 2015, principal in the amount of $191,697 and $494,244 remained outstanding and the Company expects to repay the open balance during the year ended December 31, 2017.

Note Payable

The Company entered into a short term advance with an officer related to funds the Company was transferring from its European subsidiaries. The advance carried no interest and as of December 31, 2016, principal in the amount of $103,000 was outstanding, which was subsequently repaid by the Company in January 2017.

Sichenzia Trade Payable

The Company converted a set of outstanding invoices related to work performed by Company’s primary outside law firms to a trade payable whereby the Company agreed to pay Sichenzia over time for the open invoices, subject to a payment schedule as defined. There was no interest payable associated with the Sichenzia Trade Payable, and as of the December 31, 2016, all balances had been repaid.

Medtech Note Payable

The Company entered into a purchase agreement to acquire ownership of or monetization rights to certain patents.  As part of the purchase agreement, the Company agreed to certain future payments of cash consideration.  The Medtech Note Payable carried an interest rate of up to 28%, and as of December 31, 2016, the Company had repaid all amounts outstanding relative to this purchase obligation.

AFCO Financing

The Company financed its Directors and Officers (“D&O”) insurance through AFCO, whereby the Company agreed to make nine (9) monthly payments commencing one month after binding of the insurance. The AFCO Financings carried an interest rate of 4.82% per annum and as of December 31, 2016, the Company had repaid all amounts outstanding relative to the D&O financing.

Siemens Purchase Payment

The Company entered into a purchase agreement to acquire ownership of certain patents.  As part of the purchase agreement, the Company agreed to certain future payments of cash consideration.  The payment obligation bears no interest and as of December 31, 2016, the Company had an outstanding obligation for purchase of certain Siemens patents in the net amount of $1,672,924, with such payments expected to be made by the September 30, 2017.

Dominion Harbor Settlement Note

The Company entered into a settlement agreement with Dominion Harbor, a former licensing agent for some of the Company’s subsidiaries, on October 29, 2015 whereby the Company agreed to issue 300,000 shares of the Company’s Common Stock to Dominion Harbor and make eight (8) payments of $25,000 each ending on October 15, 2017.  The shares issued to Dominion Harbor were valued at the quoted market price on the date of the grant of $1.71 per share or $513,000. As of December 31, 2016, $125,000 remained outstanding and the Company and Dominion Harbor subsequently agreed to make one payment of $25,000 and issue 125,000 shares of the Company’s Common Stock, which has not yet occurred as of the date of this report.

Oil & Gas Purchase Payment

The Company entered into a purchase agreement to acquire monetization rights to certain patents. As part of the purchase agreement, the Company agreed to certain future payments of cash consideration. The payment obligation bears no interest and as of December 31, 2016, the Company had an outstanding obligation for purchase of certain Siemens patents in the net amount of $944,296, with such payments expected to be made by  December 31, 2017.

3D Nano Purchase Payment

3D Nano entered into a license and purchase agreement with HP Inc. to acquire the rights to use if 3D Nano chooses, the right to exercise an option to acquire, ownership of certain patents, trade secrets and other intellectual property (the “Technology”). As part of the purchase agreement, the Company agreed to license the Technology for two payments of $100,000 each, with the first payment made in April 2016 and the second payment due by January 31, 2017. The payment obligation bears no interest and as of December 31, 2016, the Company had an outstanding obligation in the amount of $100,000, which was subsequently paid to HP in January 2017.

Future minimum principal payments are as follows:

2017	$14,014,411
2018	5,243,265
Total	$19,257,676

Office Lease

In October 2013, the Company entered into a net-lease for its current office space in Los Angeles, California.  The lease commenced on May 1, 2014 and has a term of seven years, which term expires on April 30, 2021, with monthly lease payments escalating each year of the lease.  In addition, to paying a deposit of $7,564 and the monthly base lease cost, the Company is required to pay its pro rata share of operating expenses and real estate taxes.  Under the terms of the lease, the Company will not be required to pay rent for the first five months but must remain in compliance with the terms of the lease to continue to maintain that benefit.  In addition, the Company has a one-time option to terminate the lease in the 42nd month of the lease.  Minimum future lease payments under this lease at December 31, 2016, net of the rent abatement, for the next five years are as follows:

2017	$71,288
2018	74,540
2019	77,872
2020	81,336
2021	27,504
Total	$332,540

The lease for the property maintained in Longview, Texas is month-to-month and can be cancelled upon thirty days’ notice.

Legal Proceedings

In the normal course of our business of patent monetization, it is generally necessary for us to initiate litigation in order to commence the process of protecting our patent rights. Such litigation is expected to lead to a monetization event. Accordingly, we are, and in the future, expect to become, a party to ongoing patent enforcement related litigation alleging infringement by various third parties of certain patented technologies owned and/or controlled by us. Litigation is commenced by and managed through the subsidiary that owns the related portfolio of patents or patent rights. In connection with our enforcement activities, we are currently involved in multiple patent infringement cases. As of December 31, 2016, the Company is involved into a total of 7 lawsuits against defendants in the following jurisdictions:

United States
District of Delaware	5
Central District of California	1
Eastern District of Michigan	1

On November 14, 2016, Symantec Corporation filed a complaint against Clouding Corp., a wholly-owned subsidiary of the Company, the Company and other unaffiliated parties in the Superior Court of the State of California for the County of Los Angeles, Unlimited Jurisdiction.  Symantec Corporation asserted claims against Clouding Corp. and the Company of negligent misrepresentation, fraudulent misrepresentation, intentional interference with contractual relations, violation of Business & Professions Code Section 17200, and for an accounting.  The Court has sustained in its entirety Clouding Corp.’s demurrer to Symantec Corporation’s complaint. Neither Clouding Corp. nor the Company were parties to the agreement on which the claims are based.  Clouding Corp. plans to vigorously defend against such claims and is exploring counter-claims and repayment of the Company’s legal fees.

On October 13, 2016, Liner LLP (“Liner”), a law firm, filed an arbitration request seeking payment of outstanding legal fees invoiced by Liner to Signal IP, Inc., a wholly-owned subsidiary of the Company.  The Company is preparing counter-claims against Liner for its breach of the engagement agreement and abject failure in its representation of Signal IP, Inc. The Company plans to vigorously defend against such claims and is preparing counter-claims and will seek repayment of the Company’s legal fees.

Other than as disclosed herein, we know of no other material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation other than in the normal course of business.

NOTE 7 - INCOME TAXES

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

The following table presents the current and deferred provision (benefit) for income taxes for the years ended December 31, 2016:

	2016	2015
US Net Income/(loss)	(21,151,022)	(15,246,302)
Foreign Net Income (loss)	(7,677,850)	(1,693,557)
	(28,828,872)	(16,939,859)

	2016	2015
Current:
Federal	$53,634	$(28,000)
State	101,969	48,188
Foreign	4,077	—
	$159,680	$20,188
Deferred:
Federal	$10,182,479	$(6,046,674)
State	1,996,064	(1,171,260)
Foreign	(821,416)	(958,702)
	$11,357,127	$(8,176,636)
Total provision (benefit)	$11,516,807	$(8,156,448)

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate for the years ended December 31, 2016 and 2015.

	2016	2015
Tax benefit computed at “expected” statutory rate	$(6,018,384)	$(8,533,296)
State income taxes, net of benefit	(406,978)	(818,432)
Permanent differences :
Deemed Dividend	—	—
Stock based compensation and consulting	525,774	738,904
Transaction Cost		208,481
Other permanent differences	(345,981)	247,895
Foreign rate Differential	350,180	—
Amortization of patents and other	—	—
Change in valuation allowance	17,412,196	—
Net income tax benefit	$11,516,807	$(8,156,448)

The table below summarizes the differences between the Companies’ effective tax rate and the statutory federal rate as follows for the years ended December 31, 2016 and 2015:

	2016	2015

Computed “expected” tax expense (benefit)	(34.00)%	(34.00)%
State income taxes	(2.30)%	(3.26)%
Permanent differences	2.97%	4.75%
Timing differences	—%	—%
Change in valuation allowance	98.37%	—%

Effective tax rate	65.04%	(32.51)%

The Company has a deferred tax asset, which is summarized as follows at December 31:

	2016	2015
Deferred tax assets:
Total deferred tax assets	$17,412,196	$12,437,741
Total deferred tax liabilities	—	(1,044,997)
Less: valuation allowance	(17,412,196)	—
Net deferred tax asset	$—	$11,392,744

The details of the deferred tax asset and deferred tax liability are as follows:

	2016	2015
Accruals	$89,649	$95,356
Reserves	—	—
Fixed Assets	(6,968)	(8,634)
Intangible Assets	7,005,648	1,094,758
Inventory	—	—
State Taxes	—	19,961
Other	1,839,980	1,490,489
Charitable Contributions	4,410	—
Net Operating Loss	8,425,843	8,700,814
AMT Credit	53,634	—
Valuation Allowance	(17,412,196)	—
Net Deferred Asset/(Liability)	$—	$11,392,744

The Company does not have any taxable income in carryback years in which net operating losses (“NOLs”) can be carried back to. At December 31, 2016, the Company did not have any taxable temporary differences that will reverse and generate taxable income and was still in a cumulative loss position. Based on all the available information, including tax planning strategies and future forecast, the Company does not believe that it is more likely than not that the net deferred tax assets will be realized; therefore, a full valuation allowance has been recorded against its net deferred tax assets.

As of December 31, 2016, the Company had NOL carry-forwards for federal and state purposes of approximately $18.0 million and $12.9 million, respectively, which will begin to expire in 2032. The utilization of NOL and credit carry-forwards may be limited under the provisions of the Internal Revenue Code (“IRC”) Section 382 and similar state provisions. IRC Section 382 generally imposes an annual limitation on the amount of NOL carry-forwards that may be used to offset taxable income where a corporation has undergone significant changes in stock ownership.

As of December 31, 2016 and 2015, the Company has not recorded liability for unrecognized tax benefit. As of December 31, 2016 and 2015 the Company did not increase or decrease penalties or interest in connection with liability for unrecognized tax benefit. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. The Company files U.S. and state income tax returns with varying statutes of limitations. The 2012 through 2015 tax years generally remain subject to examination by federal and state tax authorities.

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

NOTE 8 — SUBSEQUENT EVENTS

On January 10, 2017, the Company and certain of its subsidiaries (each a “Subsidiary” and collectively with the Issuer, the “Company”) entered into an amended and restated revenue sharing and securities purchase agreement (the “ARRSSPA”) with DBD Credit Funding, LLC (“DBD”), an affiliate of Fortress Credit Corp. (“Fortress”), under which the Company and DBD amended and restated the Revenue Sharing and Securities Purchase Agreement dated January 29, 2015 (the “Original Agreement”) pursuant to which (i) Fortress purchased $20,000,000 in promissory notes, (ii) an interest in the Company’s revenues from certain activities and (iii) warrants to purchase 100,000 shares of the Company’s common stock.  As of the close of the restructuring on January 10, 2017, there was $20,131,158 in outstanding principal and PIK interest accrued. Under the terms of the ARRSSPA, the Company pays interest only through January 2018, after which the principal amortizes over thirty (30) months.

On January 27, 2017, the Company entered into a sales agreement (the “Sales Agreement”) with Northland Securities, Inc., as agent (“Northland”), pursuant to which the Company may offer and sell, from time to time through Northland, up to 750,000 shares (the “Shares”) of the Company’s common stock in an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. As of January 31, 2017, the Company sold all 750,000 shares of common stock under the Sales Agreement for gross proceeds of approximately $1,301,923 and no further shares are available under the terms of the Sales Agreement as filed on January 27, 2017.

The warrants pursuant to the Purchase Agreement entered into on December 9, 2016, as described above in Note 6, were purchased and issued in January and February 2017.

On March 15, 2017, the Company terminated four of its employees and all six employees employed at the Company’s subsidiary, 3D Nano.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 5, 2017, the Board appointed BDO USA, LLP (“BDO”) as the Company’s independent registered public accounting firm for the Company’s fiscal year ending December 31, 2016.  During the fiscal years ended December 31, 2016 and 2015 and during the subsequent interim period through January 10, 2017, neither the Company nor anyone acting on its behalf consulted with BDO regarding (i) the application of accounting principles to a specified transaction either completed or proposed or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report not oral advice was provided that BDO concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a disagreement between the Company and its predecessor auditor as described in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

On January 11, 2017, the Company notified SingerLewak LLP ( “SingerLewak”) of its dismissal, effective January 11, 2017, as the Company’s independent registered public accounting firm.  SingerLewak served as the auditors of the Company’s financial statements for the period from April 16, 2014 through the date of dismissal.  The reports of SingerLewak on the Company’s consolidated financial statements for the Company’s fiscal years ended December 31, 2015 and 2014 did not contain any adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.  The decision to change accountants was approved by the Company’s Board of Directors.  During the Company’s fiscal years ended December 31, 2015 and 2014, and during the subsequent interim period through January 12, 2017, there were (i) no disagreements with SingerLewak on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of SingerLewak, would have caused SingerLewak to make reference to the subject matter of the disagreements as defined in Item 304 of Regulation S-K in connection with any reports its reports, and (ii) there were no “reportable events” as such term is described in Item 304 of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2016, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of material weakness in our internal control over financial reporting, described below in Management’s Report on Internal Control Over Financial Reporting, our disclosure controls and procedures were not effective as of December 31, 2016, such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework in the 2013 COSO framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2016, management identified a material weakness with respect to the financial reporting and close process, resulting from a lack of segregation of duties within accounting functions and evidence of control review. Accordingly, management concluded that our internal controls over financial reporting were not effective as of December 31, 2016.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting since the Company is a smaller reporting company under the rules of the SEC.

Changes in Internal Control over Financial Reporting.

During the fourth fiscal quarter of 2016, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors and significant employees as of the date of this Report:

Name and Address	Age	Date First Elected or Appointed	Position(s)
Doug Croxall	48	November 14, 2012	Chief Executive Officer and Chairman
Francis Knuettel II	50	May 15, 2014	Chief Financial Officer
James Crawford	41	March 1, 2013	Chief Operating Officer
Richard S. Chernicoff	51	March 6, 2015	Director
Edward Kovalik	42	April 15, 2014	Director
Christopher Robichaud	50	September 28, 2016	Director
Richard Tyler	59	March 18, 2015	Director

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

Doug Croxall - Chief Executive Officer and Chairman

Mr. Croxall, 48, has served as the Chief Executive Officer and Founder of LVL Patent Group LLC, a privately owned patent licensing company since 2009.  From 2003 to 2008, Mr. Croxall served as the Chief Executive Officer and Chairman of FirePond, a software company that licensed configuration pricing and quotation software to Fortune 1000 companies. Mr. Croxall earned a Bachelor of Arts degree in Political Science from Purdue University in 1991 and a Master of Business Administration from Pepperdine University in 1995.  Mr. Croxall was chosen as a director of the Company based on his knowledge of and relationships in the patent acquisition and monetization business.

Francis Knuettel II - Chief Financial Officer

Prior to joining the Company, Mr. Knuettel, 50, was Managing Director and CFO for Greyhound IP LLC, an investor in patent litigation expenses for patents enforced by small firms and individual inventors. Since 2007 he has been the Managing Member of Camden Capital LLC, a company focused on the monetization of patents Mr. Knuettel acquired in 2007. From 2007 through 2013, Mr. Knuettel served as the Chief Financial Officer of IP Commerce, Inc. and from 2005 through 2007, Mr. Knuettel served as the CFO of InfoSearch Media, Inc., a publicly traded company. From 2000 through 2004, Mr. Knuettel was at Internet Machines Corporation, a fables semiconductor company located in Los Angeles, where he served on the Board of Directors and held several positions, including Chief Executive Officer and Chief Financial Officer. From 2008 through 2011, Mr. Knuettel was a member of the Board of Directors and Chairman of the Audit Committee for Firepond, Inc., a publicly traded producer of CPQ software systems and currently sits on the Board of Directors of Spindle Inc., a publicly traded provider of unified commerce solutions for electronic payments for small and medium sized businesses. Mr. Knuettel received his BA with honors in Economics from Tufts University and holds an MBA in Finance and Entrepreneurial Management from The Wharton School at the University of Pennsylvania.

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

Richard S. Chernicoff — Director

Richard Chernicoff, 51, has served as a director of Unwired Planet, Inc. since March 2014. Prior to joining the board of directors of Unwired Planet, Inc., Mr. Chernicoff was President of Tessera Intellectual Property Corp. from July 2011 to January 2013. Mr. Chernicoff was President of Unity Semiconductor Corp. from December 2009 to July 2011. Prior to that, Mr. Chernicoff was with San Disk from 2003 to 2009 where as Senior Vice President, Business Development, Mr. Chernicoff was responsible for mergers and acquisitions and intellectual property matters. Previously, Mr. Chernicoff was a mergers and acquisitions partner in the Los Angeles office of Brobeck, Phleger & Harrison LLP from 2001 to 2003, and Mr. Chernicoff was a corporate lawyer in the Los Angeles office of Skadden, Arps, Slate, Meagher & Flom LLP from 1995 to 2000. From 1993 to 1995 Mr. Chernicoff was a member of the staff of the United States Securities and Exchange Commission in Washington D.C.. Mr. Chernicoff began his career as a certified public accountant with Ernst & Young. Mr. Chernicoff has a B.S. in Business Administration from California State University Northridge and received a J.D. from St. John’s University School of Law. The Board believes Mr. Chernicoff’s qualifications to sit on the Board of Directors include his significant experience with mergers and acquisitions, intellectual property (acquisition, licensing and litigation) and leadership of business organizations.

Edward Kovalik — Director

Edward Kovalik, 42, is the Chief Executive Officer and Managing Partner of KLR Group, which he co-founded in 2012. KLR Group is an investment bank specializing in the Energy sector. Mr. Kovalik manages the firm and focuses on structuring customized financing solutions for the firm’s clients. He has over 16 years of experience in the financial services industry. Prior to founding KLR, Mr. Kovalik was Head of Capital Markets at Rodman & Renshaw, and headed Rodman’s Energy Investment Banking team. Prior to Rodman, from 1999 to 2002, Mr. Kovalik was a Vice President at Ladenburg Thalmann & Co, where he focused on private placement transactions for public companies. Mr. Kovalik serves as a director on the board of River Bend Oil and Gas.

Christopher Robichaud — Director

Christopher Robichaud, 50, has served as Chief Executive Officer of PMK•BNC, a communications, marketing and consulting agency since January 2010.  In addition to managing teams in Los Angeles, New York and London, he advises clients across the globe on how to apply the “Science of Popular Culture” to build audiences, create fans, and ultimately engage with consumers in today’s ever-changing world and recently created and leads the agency’s global consulting unit, which helps companies better understand today’s changing landscape worldwide branding landscape. Prior to serving as CEO of PMK•BNC, Mr. Robichaud was the President and COO of BNC from September 1990 through December 2009.

Richard Tyler - Director

Richard Tyler, Age 59, has a background in private equity, venture capital and mergers and acquisitions. He has been serving as a Managing Director of Vulano Group, a leading technology and intellectual property development company since 2007. Prior to Vulano Group, he founded M2P Capital, LLC, a Denver based private equity firm, where he has served as partner since 2002. Prior to forming M2P Capital, he was a partner in Taleria Ventures, a venture firm engaged in early stage investing and start-up management. In 1988, he founded BACE Industries; a company that executed buy and build strategies in the manufacturing, distribution, business services and technology industries. In addition, he serves as a director and adviser to numerous private companies and is a director of The American Institute for Avalanche Research and Education, Colorado Outward Bound School and The American Mountain Guides Association. He graduated from the Colorado College in 1980 with a BA degree. The Board of Directors believes Mr. Tyler’s qualifications to sit as a member on the Board of Directors includes his significant experience with mergers and acquisitions, intellectual property (acquisition, licensing and litigation) and leadership of business organizations.

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

Term of Office

Our Board of Directors is comprised of five directors, and is divided among three classes, Class I, Class II and Class III. Class I directors will serve until the 2018 annual meeting of stockholders and until their respective successors have been duly elected and qualified, or until such director’s earlier resignation, removal or death. Class III directors will serve until the 2017 annual meeting of stockholders and until their respective successors have been duly elected and qualified, or until such director’s earlier resignation, removal or death. Class II directors, elected at the Company’s annual shareholder meeting held on September 28, 2016, will serve until the 2019 annual meeting of stockholders and until their respective successors have been duly elected and qualified, or until such director’s earlier resignation, removal or death. All officers serve at the pleasure of the Board.

Director Independence

Mr. Richard Chernicoff, Mr. Edward Kovalik, Mr. Christopher Robichaud and Mr. Richard Tyler are “independent” directors based on the definition of independence in the listing standards of the NASDAQ Stock Market LLC (“NASDAQ”).

Committees of the Board of Directors

Our Board of Directors has established three standing committees: an audit committee, a nominating and corporate governance committee and a compensation committee, which are described below. Members of these committees are elected annually at the regular board meeting held in conjunction with the annual stockholders’ meeting. The charter of each committee is available on our website at www.marathonpg.com.

Audit Committee

The Audit Committee members are Mr. Edward Kovalik, Mr. Christopher Robichaud and Mr. Richard Tyler with Mr. Edward Kovalik as Chairman. The Committee has authority to review our financial records, deal with our independent auditors, recommend to the Board policies with respect to financial reporting, and investigate all aspects of the our business. All members of the Audit Committee currently satisfy the independence requirements and other established criteria of NASDAQ.

The Audit Committee has sole authority for the appointment, compensation and oversight of the work of our independent registered public accounting firm, and responsibility for reviewing and discussing with management and our independent registered public accounting firm our audited consolidated financial statements included in our Annual Report on Form 10-K, our interim financial statements and our earnings press releases. The Audit Committee also reviews the independence and quality control procedures of our independent registered public accounting firm, reviews management’s assessment of the effectiveness of internal controls, discusses with management the Company’s policies with respect to risk assessment and risk management and will review the adequacy of the Audit Committee charter on an annual basis.

Nominating and Governance Committee

The Nominating and Corporate Governance Committee members are Mr. Edward Kovalik, Mr. Christopher Robichaud and Mr. Richard Tyler, with Mr. Richard Tyler as Chairman. The Nominating and Corporate Governance Committee has the following responsibilities: (a) setting qualification standards for director nominees; (b) identifying, considering and nominating candidates for membership on the Board; (c) developing, recommending and evaluating corporate governance standards and a code of business conduct and ethics applicable to the Company; (d) implementing and overseeing a process for evaluating the Board, Board committees (including the Committee) and overseeing the Board’s evaluation of the Chairman and Chief Executive Officer of the Company; (e) making recommendations regarding the structure and composition of the Board and Board committees; (f) advising the Board on corporate governance matters and any related matters required by the federal securities laws; and (g) assisting the Board in identifying individuals qualified to become Board members; recommending to the Board the director nominees for the next annual meeting of shareholders; and recommending to the Board director nominees to fill vacancies on the Board.

The Nominating and Governance Committee determines the qualifications, qualities, skills, and other expertise required to be a director and to develop, and recommend to the Board for its approval, criteria to be considered in selecting nominees for director (the “Director Criteria”); identifies and screens individuals qualified to become members of the Board, consistent with the Director Criteria. The Nominating and Governance Committee considers any director candidates recommended by the Company’s stockholders pursuant to the procedures described in the Company’s proxy statement, and any nominations of director candidates validly made by stockholders in accordance with applicable laws, rules and regulations and the provisions of the Company’s charter documents. The Nominating and Governance Committee makes recommendations to the Board regarding the selection and approval of the nominees for director to be submitted to a stockholder vote at the annual meeting of stockholders, subject to approval by the Board.

Compensation Committee

The Compensation Committee oversees our executive compensation and recommends various incentives for key employees to encourage and reward increased corporate financial performance, productivity and innovation. Its members are Mr. Richard Chernicoff, Mr. Edward Kovalik and Mr. Richard Tyler, with Mr. Richard Chernicoff as chairman. All members of the Compensation Committee currently satisfy the independence requirements and other established criteria of NASDAQ.

The CompensationCommittee is responsible for: (a) assisting our Board in fulfilling its fiduciary duties with respect to the oversight of the Company’s compensation plans, policies and programs, including assessing our overall compensation structure, reviewing all executive compensation programs, incentive compensation plans and equity-based plans, and determining executive compensation; and (b) reviewing the adequacy of the Compensation Committee charter on an annual basis. The Compensation Committee, among other things, reviews and approves the Company’s goals and objectives relevant to the compensation of the Chief Executive Officer, evaluate the Chief Executive Officer’s performance with respect to such goals, and set the Chief Executive Officer’s compensation level based on such evaluation. The Compensation Committee also considers the Chief Executive Officer’s recommendations with respect to other executive officers and evaluates the Company’s performance both in terms of current achievements and significant initiatives with long-term implications. It assesses the contributions of individual executives and recommend to the Board levels of salary and incentive compensation payable to executive officers of the Company; compares compensation levels with those of other leading companies in similar or related industries; reviews financial, human resources and succession planning within the Company; recommend to the Board the establishment and administration of incentive compensation plans and programs and employee benefit plans and programs; recommends to the Board the payment of additional year-end contributions by the Company under certain of its retirement plans; grants stock incentives to key employees of the Company and administer the Company’s stock incentive plans; and reviews and recommends for Board approval compensation packages for new corporate officers and termination packages for corporate officers as requested by management.

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

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act and without conducting any independent investigation of our own, we believe that with respect to the fiscal year ended December 31, 2016, our officers and directors, and all of the persons known to us to beneficially own more than 10% of our common stock filed all required reports on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2016 and 2015 awarded to, earned by or paid to our executive officers. The value attributable to any option awards and stock awards reflects the grant date fair values of stock awards calculated in accordance with FASB Accounting Standards Codification Topic 718. As described further in Note 6 — Stockholders’ Equity - Common Stock Options to our consolidated year-end financial statements, the assumptions made in the valuation of these option awards and stock awards is set forth therein.

Name and Principal Position	Year	Salary	Bonus Awards	Stock Awards	Option Awards	Non-Equity Plan Compensation	Nonqualified Deferred Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)

Doug Croxall	2016	511,210	509,000	—	—	—	—	—	1,020,210
CEO and Chairman	2015	496,200	575,000	—	137,095	—	—	—	1,208,295
Francis Knuettel II	2016	250,000	185,000	—	—	—	—	—	435,000
CFO & Secretary	2015	250,000	215,000	—	91,396	—	—	—	556,396
James Crawford	2016	184,290	50,000	—	—	—	—	—	234,290
COO	2015	185,002	18,700	—	31,989	—	—	—	235,691
Enrique Sanchez (1)	2016	183,196	—	—	—	—	—	—	183,196
IP Counsel & SVP of Licensing	2015	220,833	25,000	—	45,698	—	—	—	291,531
Umesh Jani (2)	2016	225,000	—	—	—	—	—	—	225,000
CTO, SVP of Licensing	2015	225,000	43,500	—	45,698	—	—	—	314,198
David Liu (3)	2016	114,583	—	—	198,105	—	—	—	312,688
CTO	2015	—	—	—	—	—	—	—	—
Erich Spangenberg (4)	2016	150,000	200,000	—	357,264	—	—	—	707,264
Dir. of Acquisitions & Licensing	2015	—	—	—	—	—	—	—	—
Richard Chernicoff (5)	2016	120,000	—	—	—	—	—	—	120,000
Interim General Counsel	2015	255,500	12,500	—	709,492	—	—	—	977,492

(1) Enrique Sanchez was appointed as the Senior Vice President of Licensing of the Company on November 3, 2014 and his employment with the Company terminated on September 22, 2016.

(2) Umesh Jani was appointed as the Chief Technology Officer and SVP of Licensing of the Company on October 31, 2014 and his employment with the Company terminated on January 31, 2017.

(3) David Liu was appointed as the Chief Technology Officer of the Company on July 18, 2016 and his employment with the Company was terminated on March 15, 2017.

(4) Erich Spangenberg was appointed as the Director of Acquisitions and Licensing on May 11, 2016.

(5) Richard Chernicoff was appointed as the Interim General Counsel on April 7, 2015 in addition to his responsibilities as a Director and his appointment as Interim General Counsel was terminated on July 31, 2016.

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

On May 10, 2016, the Company entered into an executive employment agreement with Erich Spangenberg (“Spangenberg Agreement”) pursuant to which Mr. Spangenberg would serve as the Company’s Director of Acquisitions, Licensing and Strategy. As part of the consideration, the Company agreed to grant Mr. Spangenberg a ten-year stock option to purchase an aggregate of 500,000 shares of Common Stock, with a strike price of $1.87 per share, vesting in twenty-four (24) equal installments on each monthly anniversary of the date of the Spangenberg Agreement. The options were valued based on the Black-Scholes model, using the strike and market prices of $1.87 per share, an expected term of 5.75 years, volatility of 47% based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve of 1.32%.

On June 29, 2016, we entered into an employment agreement (“Liu Employment Agreement”) with David Liu, effective no later than August 1, 2016, pursuant to which Mr. Liu shall serve as the Company’s Chief Technology Officer. Pursuant to the terms of the Liu Employment Agreement, Mr. Liu shall receive a base salary at an annual rate of $250,000 and annual incentive compensation of up to 100% of the base salary, as determined by the Compensation Committee. As further consideration for Mr. Liu’s services, the Company agreed to issue him ten-year stock options under the Company’s 2014 Equity Incentive Plan to purchase an aggregate of 150,000 shares of common stock, with an exercise price of $2.79 per share. The options shall vest in thirty-six (36) equal installments on each monthly anniversary of the date of the Liu Employment Agreement, provided Mr. Liu is still employed by the Company on each such date. Mr. Liu’s employement with the Company was terminated on March 15, 2016.

Directors’ Compensation

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2016 and 2015 awarded to, earned by or paid to our directors. The value attributable to any warrant awards reflects the grant date fair values of stock awards calculated in accordance with FASB Accounting Standards Codification Topic 718. As described further in Note 6 — Stockholders’ Equity — Common Stock Warrants to our consolidated year-end financial statements, a discussion of the assumptions made in the valuation of these warrant awards.

	Fees Earned or paid in cash	Stock awards	Option awards	Non-equity incentive plan compensation	Non-qualified deferred compensation earnings	All other compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Richard Chernicoff
2016	40,250	—	20,864	—	—	—	61,114
2015	20,923	—	60,742	—	—	—	81,665
Edward Kovalik
2016	47,250	—	20,864	—	—	—	68,114
2015	—	—	18,060	—	—	—	18,060
William Rosellini (1)
2016	38,205	—	—	—	—	—	38,205
2015	53,125	—	18,060	—	—	—	71,185
Richard Tyler
2016	44,125	—	20,864	—	—	—	64,989
2015	23,270	—	55,868	—	—	—	79,138
Christopher Robichaud (2)
2016	10,250	—	20,864	—	—	—	31,114
2015	—	—	—	—	—	—	—

(1)         Mr. William Rosellini elected not to continue serving on the Company’s Board of Directors and his term ended with the annual shareholders meeting held on September 28, 2016.

(2)         Mr. Christopher Robichaud was elected to the Company’s Board of Directors at the annual shareholders meeting held on September 28, 2016, filling the seat vacated by Mr. Rosellini.

Employee Grants of Plan Based Awards and Outstanding Equity Awards at Fiscal Year-End

On August 1, 2012, our Board of Directors and stockholders adopted the 2012 Equity Incentive Plan, pursuant to which 1,538,462 shares of our common stock are reserved for issuance as awards to employees, directors, consultants, advisors and other service providers, after giving effect to the Reverse Split.

On September 16, 2014, our Board of Directors adopted the 2014 Equity Incentive Plan (the “2014 Plan”), and only July 31, 2015, the shareholders approved the 2014 Plan at the Company’s annual meeting. The 2014 Plan authorizes the Company to grant stock options, restricted stock, preferred stock, other stock based awards, and performance awards to purchase up to 2,000,000 shares of common stock. Awards may be granted to the Company’s directors, officers, consultants, advisors and employees. Unless earlier terminated by the Board, the 2014 Plan will terminate, and no further awards may be granted, after September 16, 2024. As of December 31 2016, and within sixty (60) days thereafter, the following sets forth the option and stock awards to officers of the Company.

	Option Awards					Stock awards
	Number of securities underlyng unexercised options (1)	Number of securities underlying unexercised options (#)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price	Option	Number of shares of units of stock that have not vested	Market value of shares of units of stock that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
	(#) exercisable	unexercisable	unexercisable	($)	expiration date	(#)	($)	(#)	($)
Doug Croxall	307,692	—	—	$3.25	11/14/22	—	—	—	—
Doug Croxall	307,692	—	—	$2.64	06/11/18	—	—	—	—
Doug Croxall	200,000	—	—	$2.97	11/18/23	—	—	—	—
Doug Croxall	220,000	—	—	$6.40	10/31/24	—	—	—	—
Doug Croxall	118,750	31,250	—	$1.86	10/14/25	—	—	—	—
James Crawford	38,462	—	—	$2.47	06/19/18	—	—	—	—
James Crawford	30,000	—	—	$4.17	05/14/24	—	—	—	—
James Crawford	80,000	—	—	$6.40	10/31/24	—	—	—	—
James Crawford	27,708	7,292	—	$1.86	10/14/25	—	—	—	—
Francis Knuettel II	290,000	—	—	$4.17	05/14/24	—	—	—	—
Francis Knuettel II	100,000	—	—	$6.40	10/31/24	—	—	—	—
Francis Knuettel II	79,167	20,833	—	$1.86	10/14/25	—	—	—	—
Umesh Jani	23,076	—	—	$3.43	07/25/18
Umesh Jani	83,333	16,667	—	$6.40	10/31/24	—	—	—	—
Umesh Jani	40,000	—	—	$4.17	05/14/19	—	—	—	—
Umesh Jani	40,000	—	—	$5.05	06/15/19	—	—	—	—
Umesh Jani	39,583	10,417	—	$1.86	10/14/25	—	—	—	—
Erich Spangenberg	250,000	250,000	—	$1.87	05/10/26	—	—	—	—
David Liu	41,667	108,333	—	$2.79	07/01/16	—	—	—	—

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the Board of Directors or compensation committee of any other entity that has one or more of its executive officers serving as a member of our Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 15, 2017: (i) by each of our directors, (ii) by each of the named executive officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of March 15, 2017, there were 19,302,472 shares of our common stock outstanding.

Amount and Nature of Beneficial Ownershipas of March 15, 2017 (1)

Name and Address of Beneficial Owner (1)	Common Stock	Options	Warrants	Total	Percentage of Common Stock (%)

Officers and Directors

Doug Croxall (Chairman and CEO) (2)	615,384	1,154,134	—	1,769,518	8.7%

Francis Knuettel II (Chief Financial Officer) (3)	—	469,167	—	469,167	2.4%

James Crawford (Chief Operating Officer) (4)	—	176,170	—	176,170	*

Umesh Jani (Chief Technology Officer and SVP, Licensing) (5)	—	202,917	—	202,917	1.0%

Erich Spangenberg (Director Acquisitions & Licensing) (6)	2,408,924	250,000	48,078	2,707,002	13.8%

David Liu (Chief Technical Officer) (7)	—	41,667	—	41,667	*

Richard Chernicoff (Director) (8)	—	152,292	—	152,292	*

Edward Kovalik (Director) (9)	—	71,667	—	71,667	*

Christopher Robichaud (Director) (10)	—	11,667	—	11,667	*

Richard Tyler (Director) (11)	—	51,667	—	51,667	*

All Directors and Executive Officers (ten persons)	3,024,308	2,581,346	48,078	5,653,732	25.8%

* Less than 1%

(1) Amounts set forth in the table and footnotes gives effect to the two-for-one stock dividend that we effectuated on December 22, 2014. In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of March 15, 2017. In determining the percent of common stock owned by a person or entity on March 15, 2017, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on March 15, 2017 and (ii) the total number of shares that the beneficial owner may acquire upon conversion of securities and upon exercise of the warrants and options, subject to limitations on conversion and exercise as more fully described below. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares and such person’s address is c/o Marathon Patent Group, Inc., 11100 Santa Monica Blvd., Ste. 380, Los Angeles, CA 90025.

(2) Shares of Common Stock are held by Croxall Family Revocable Trust, over which Mr. Croxall holds voting and dispositive power. Represents options to purchase (i) 307,692 shares of Common Stock at an exercise price of $3.25 per share, (ii) 307,692 shares of Common Stock at an exercise price of $2.625 per share, (iii) 200,000 shares of Common Stock at an exercise price of $2.965 per share,(iv) 220,000 shares of Common Stock at an exercise price of $6.40 per share and (v) 118,750 shares of Common Stock at an exercise price of $1.86 per share. Excludes options to purchase 31,250 shares of Common Stock at an exercise price of $1.86 per share that does not vest and is not exercisable within 60 days of March 15, 2017.

(3) Represents options to purchase (i) 290,000 shares of Common Stock at an exercise price of $4.165 per share, (ii) 100,000 shares of Common Stock at an exercise price of $6.40 per share and (iii) 79,167 shares of Common Stock at an exercise price of $1.86 per share. Excludes options to purchase 20,833 shares of Common Stock at an exercise price of $1.86 per share that does not vest and is not exercisable within 60 days of March 15, 2017.

(4) Represents options to purchase (i) 38,462 shares of Common Stock at an exercise price of $2.47 per share, (ii) 30,000 shares of Common Stock at an exercise price of $4.165 per share, (iii) 80,000 shares of Common Stock at an exercise price of $6.40 per share and (iv) 27,708 shares of Common Stock at an exercise price of $1.86 per share. Excludes options to purchase 7,292 shares of Common Stock at an exercise price of $1.86 per share that does not vest and is not exercisable within 60 days of March 15, 2017.

(5) Represents options to purchase (i) 23,076 shares of Common Stock at an exercise price of $3.43per share, (ii) 83,333 shares of Common Stock at an exercise price of $6.40 per share, (ii) 40,000 shares of Common Stock at an exercise price of $4.165 per share, (iii) 40,000 shares of Common Stock at an exercise price of $5.05 per share, and (iv) 39,583 shares of Common Stock at an exercise price of $1.86 per share.  Excludes options to purchase (i) 16,667 shares of Common Stock at an exercise price of $6.40 per share and (ii) 10,417 shares of Common Stock at an exercise price of $1.86 per share, all of which do not vest and are not exercisable within 60 days of March 15, 2016.

(6) Represents an option to purchase 250,000 shares of Common Stock at an exercise price of $1.87 per share. Excludes an option to purchase 250,000 shares of Common Stock at an exercise price of $1.87 per share that does not vest and is not exercisable within 60 days of March 15, 2017. Includes 1,626,924 shares of common stock, 782,000 of Series B Convertible Preferred Stock convertible into 782,000 shares of common stock and warrants to purchase 48,078 shares of common stock.

(7) Represents options to purchase 41,667 shares of Common Stock at an exercise price of $2.79 per share.  Excludes options to purchase 118,333 shares of Common Stock at an exercise price of $2.79 per share that does not vest and is not exercisable within 60 days of March 15, 2017.

(8) Represents options to purchase (i) 20,000 shares of Common Stock at an exercise price of $7.37 per share, (ii) 72,917 shares of Common Stock at an exercise price of $6.76 per share, (iii) 20,000 shares of Common Stock at an exercise price of $2.03 per share, (iv) 27,708 shares of Common Stock at an exercise price of $1.86 per share and (v) 11,667 shares of Common Stock at an exercise price of $2.41 per share. Excludes options to purchase (i) 67,083 shares of Common Stock at an exercise price of $6.76 per share, (ii) 7,292 shares of Common Stock at an exercise price of $1.86 per share and (iii) 8,333 shares of Common Stock at an exercise price of $2.41 per share, all of which do not vest and are not exercisable within 60 days of March 15, 2017.

(9) Represents options to purchase (i) 20,000 shares of Common Stock at an exercise price of $3.295 per share, (ii) 20,000 shares of Common Stock at an exercise price of $7.445 per share, (iii) 20,000 shares of Common Stock at an exercise price of $2.03 per share and (iv) 11,667 shares of Common Stock at an exercise price of $2.41 per share.  Excludes an option to purchase 8,333 shares of Common Stock at an exercise price of $2.41 per share that does not vest and is not exercisable within 60 days of March 15, 2017.

(10) Represents an option to purchase 11,667 shares of Common Stock at an exercise price of $2.41 per share. Excludes an option to purchase 8,333 shares of Common Stock at an exercise price of $2.41 per share that does not vest and is not exercisable within 60 days of March 15, 2017.

(11) Represents options to purchase (i) 20,000 shares of Common Stock at an exercise price of $6.61 per share, (ii) 20,000 shares of Common Stock at an exercise price of $2.03 per share and (iii) 11,667 shares of Common Stock at an exercise price of $2.41 per share.  Excludes an option to purchase 8,333 shares of Common Stock at an exercise price of $2.41 per share that does not vest and is not exercisable within 60 days of March 15, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than disclosed herein, there were no transactions during the year ended December 31, 2016 or any currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the year ended December 31, 2016 we engaged BDO USA, LLP as our independent auditor and during the year ended December 31, 2015, we engaged SingerLewak LLP, as our independent auditor. For the years ended December 31, 2016, and 2015, we incurred fees as discussed below:

	Fiscal Year Ended
	December 31, 2016	December 31, 2015

Audit fees	$155,000	$246,947
Audit — related fees	—	—
Tax fees		12,297
All other fees	—	—

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

The following exhibits are filed as part of this Registration Statement.

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

4.1	Form of Warrant Amendment Letter dated April 20, 2014 (Incorporated by reference to Exhibit 4.1 to the Current Report on 8-K filed with the SEC on April 24, 2014)
4.2	Note due July 29, 2018 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on 8-K, filed with the SEC on February 3, 2015)
4.3	Warrant to Purchase Common Stock dated January 29, 2015 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on 8-K, filed with the SEC on February 3, 2015)
4.4	Form of Warrant (Incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed with the SEC on December 12, 2016).
4.5	Form of Placement Agent’s Warrant (Incorporated by reference to Exhibit 4.2 to the current report on Form 8-K filed with the SEC on December 12, 2016).
4.6	Form of Warrant dated January 10, 2017 (Incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed with the SEC on January 17, 2017).
4.7	Promissory Note dated January 10, 2017(Incorporated by reference to Exhibit 4.2 to the current report on Form 8-K filed with the SEC on January 17, 2017).
10.1

Revenue Sharing and Securities Purchase Agreement by and among Marathon Patent Group, Inc. and its subsidiaries and DBD Credit Funding LLC dated January 29, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K, filed with the SEC on February 3, 2015) +

10.2

Subscription Agreement between Marathon Patent Group, Inc. and DBD Credit Funding LLC dated January 29, 2015 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on 8-K, filed with the SEC on February 3, 2015)

10.3

Security Agreement by and among Marathon Patent Group, Inc. and certain of its subsidiaries and DBD Credit Funding LLC dated January 29, 2015 (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on 8-K, filed with the SEC on February 3, 2015)+

10.4

Patent Security Agreement by Marathon Patent Group, Inc. and certain of its subsidiaries in favor of DBD Credit Funding LLC dated January 29, 2015 (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on 8-K, filed with the SEC on February 3, 2015)+

10.5

Lockup Agreement by and between DBD Credit Funding LLC and Marathon Patent Group, Inc. dated January 29, 2015 (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on 8-K, filed with the SEC on February 3, 2015)

10.6

Lockup Agreement by and between TechDev Holdings, LLC, Audrey Spangenberg, Erich Spangenberg, Granicus IP, LLC and Marathon Patent Group, Inc. dated January 29, 2015 (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on 8-K, filed with the SEC on February 3, 2015)

10.7

Lockup Agreement by and between TechDev Holdings, LLC, Audrey Spangenberg, Erich Spangenberg, Granicus IP, LLC and Marathon Patent Group, Inc. dated January 29, 2015 (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on 8-K, filed with the SEC on February 3, 2015)

10.8

Patent License Agreement by and among Marathon Patent Group, Inc. and certain of its subsidiaries and DBD Credit Funding LLC dated January 29, 2015 (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on 8-K, filed with the SEC on February 3, 2015)+

10.9

Guaranty Agreement by certain subsidiaries of Marathon Patent Group, Inc. in favor of DBD Credit Funding LLC dated January 29, 2015 (Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on 8-K, filed with the SEC on February 3, 2015)

10.10

Consulting Agreement by and between Marathon Patent Group, Inc. and Richard Chernicoff dated April 7, 2015 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K, filed with the SEC on April 13, 2015)

10.11	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on December 12, 2016).
10.12	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed with the SEC on December 12, 2016).
10.13	Form of Placement Agency Agreement (Incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed with the SEC on December 12, 2016).
10.14

Amended and Restated Revenue Sharing and Securities Purchase Agreement by and among the Company, certain of the Company’s subsidiaries and DBD Credit Funding dated January 10, 2017 (Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on January 17, 2017).

10.15

Patent Security Agreement dated January 10, 2017 by and among the Company, certain of the Company’s subsidiaries and DBD Credit Funding dated January 10, 2017(Incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed with the SEC on January 17, 2017).

10.16

Amended and Restated Patent License Agreement dated January 10, 2017 by and among the Company, certain of the Company’s subsidiaries and DBD Credit Funding dated January 10, 2017(Incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed with the SEC on January 17, 2017).

10.17

Security Agreement Supplement dated January 10, 2017 by and among the Company, certain of the Company’s subsidiaries and DBD Credit Funding dated January 10, 2017(Incorporated by reference to Exhibit 10.4 to the current report on Form 8-K filed with the SEC on January 17, 2017).

10.18	Sales Agreement (Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K dated January 27, 2017).
14.1	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on 10- K, filed with the SEC on March 31, 2014)
16.1	SingerLewak LLP letter to the Securities and Exchange Commission (incorporated by reference to 8-K filed January 17, 2017)
23.1	Consent of SingerLewak LLP*
23.2	Consent of BDO USA, LLP*

* Filed herein.

ITEM 16.  FORM 10-K SUMMARY

None.

ITEM 17.  UNDERTAKINGS.

The undersigned registrant hereby undertakes:

31.1	Certification of Chief Executive Officer pursuant to Section302 of the Sarbanes-Oxley Act 2002*
31.2	Certification of Chief Financial Officer pursuant to Section302 of the Sarbanes-Oxley Act 2002*
32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Docment
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 4, 2017

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

Signature	Title	Date

/s/ Doug Croxall	Chief Executive Officer and Chairman (Principal Executive Officer)	April 4, 2017
Doug Croxall

/s/ Francis Knuettel II	Chief Financial Officer (Principal Financial and Accounting Officer)	April 4, 2017
Francis Knuettel II

/s/ Richard Chernicoff	Director	April 4, 2017
Richard Chernicoff

/s/ Edward Kovalik	Director	April 4, 2017
Edward Kovalik

/s/ Christopher Robichaud	Director	April 4, 2017
Christopher Robichaud

/s/ Richard Tyler	Director	April 4, 2017
Richard Tyler