Form 10-Q
period 2017-03-31
Marathon Patent Group, Inc.
filed 2017-05-15
CIK 1507605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [x]  No  [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  [x] No  [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[_]	Accelerated filer	[_]

Non-accelerated filer (Do not check if smaller reporting company)	[_]	Smaller reporting company Emerging growth company	[x] [_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [_] No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 23,257,472 shares of common stock are issued and outstanding as of May 11, 2017.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, “Marathon Patent Group, Inc.,” “we,” “us,” “our” and similar terms refer to Marathon Patent Group, Inc., a Nevada corporation, and its subsidiaries.

Item 1. Financial Statements

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2017	2016

ASSETS
Current assets:
Cash	$493,452	$4,998,314
Accounts receivable - net of allowance for bad debt of $387,976 for March 31, 2017 and December 31, 2016, respectively	103,397	95,069
Bonds posted with courts	351,647	-
Note Receivable	588,864	225,982
Prepaid expenses and other current assets, net of discounts of $3,279 for March 31, 2017 and $3,724 for December 31, 2016	226,088	202,067
Total current assets	1,763,448	5,521,432

Other assets:
Property and equipment, net of accumulated depreciation of $118,420 and $108,407 for March 31, 2017 and December 31, 2016	20,414	28,329
Intangible assets, net of accumulated amortization of $12,028,755 and $11,323,189 for March 31, 2017 and December 31, 2016	11,683,170	12,314,628
Other non current assets, net of discounts of $797 for March 31, 2017 and December 31, 2016, respectively	200,000	201,203
Goodwill	224,353	222,843
Total other assets	12,127,937	12,767,003

Total Assets	$13,891,385	$18,288,435

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$6,117,663	$7,217,078
Clouding IP earn out - current portion	81,930	81,930
Notes payable, net of discounts of $440,219 and $852,404 for March 31, 2017 and December 31, 2016	3,666,278	13,162,007
	9,865,871	20,461,015

Long-term liabilities
Notes Payable, net of discount of $572,763 and $57,763 for March 31, 2017 and December 31, 2016	12,685,536	4,670,502
Clouding IP earn out	1,386,203	1,400,082
Revenue share liability	1,225,000	1,000,000
Other long term liability	255,400	43,978
Total long-term liabilities	15,552,139	7,114,562

Total liabilities	25,418,010	27,575,577

Stockholders’ equity (deficit):
Preferred stock Series B, $.0001 par value, 100,000,000 shares authorized: 782,004 issued and outstanding at March 31, 2017 and December 31, 2016	78	78
Common stock, $.0001 par value; 200,000,000 shares authorized; 19,302,472 and 18,552,472 issued at March 31, 2017 and December 31, 2016	2,627	1,877
Additional paid-in capital	51,313,656	49,877,689
Accumulated other comprehensive loss	(1,059,308)	(1,060,390)
Accumulated deficit	(61,549,194)	(57,942,548)

Total Marathon Patent Group stockholders’ equity (deficit)	(11,292,141)	(9,123,294)

Noncontrolling Interests	(234,484)	(163,848)

Total stockholders’ equity (deficit)	(11,526,625)	(9,287,142)

Total liabilities and stockholders’ equity (deficit)	$13,891,385	$18,288,435

The accompanying notes are an integral part to these unaudited consolidated condensed financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	For The Three	For The Three
	Months Ended	Months Ended
	March 31, 2017	March 31, 2016

Revenues	$78,137	$2,059,676

Expenses
Cost of revenues	451,762	2,639,976
Amortization of patents and website	705,958	2,025,899
Compensation and related taxes	1,085,546	1,033,346
Consulting fees	(28,779)	280,776
Professional fees	425,686	405,493
General and administrative	247,652	217,010
Patent impairment	-	373,195
Total operarating expenses	2,887,825	6,975,695

Operating loss	(2,809,688)	(4,916,019)

Other income (expenses)
Other income (expense)	(14,825)	(2,159)
Foreign exchange gain (loss)	(85,862)	6,978
Change in fair value adjustment of Clouding IP earn out	13,879	(1,342)
Warrant expense	(213,208)	-
Interest income	1,241	931
Interest expense	(568,819)	(1,006,850)
Total other expenses	(867,594)	(1,002,442)

Loss before benefit for income taxes	(3,677,282)	(5,918,461)

Income tax benefit	-	2,025,048

Net loss	(3,677,282)	(3,893,413)

Net (income) loss attributable to noncontrolling interests	70,636	-

Net loss	$(3,606,646)	$(3,893,413)

Loss per common share:
Basic and fully diluted	$(0.19)	$(0.26)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and fully diluted	19,059,559	14,967,141

Net loss attributable to common shareholders	$(3,606,646)	$(3,893,413)
Other comprehensive loss:
Unrealized gain on foreign currency translation	1,083	247,427
Comprehensive loss	(3,605,563)	(3,645,986)
Less: comprehensive income related to non-controlling interest	70,636	-
Comprehensive loss attributable to Marathon Patent Group, Inc.	$(3,534,927)	$(3,645,986)

The accompanying notes are an integral part to these unaudited consolidated condensed financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Three	For The Three
	Months Ended	Months Ended
	March 31, 2017	March 31, 2016
Cash flows from operating activities:
Net loss	$(3,606,646)	$(3,893,413)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	471	1,652
Amortization of patents and website	705,958	2,025,899
Deferred tax asset	-	(1,934,419)
Deferred tax liability	-	(76,463)
Impairment of intangible assets	-	373,195
Stock based compensation	41,424	550,436
Non-cash interest, discount, and financing costs	52,733	605,690
Change in fair value of Clouding earnout	(13,879)	1,342
Non-controlling interest	(70,636)	-
Other non-cash adjustments	67,164	(33,607)
Changes in operating assets and liabilities:
Accounts receivable	(8,328)	(15,275)
Bonds posted with courts	(351,647)	359,960
Prepaid expenses and other assets	(386,903)	192,352
Other non current assets	1,203	2,069
Accounts payable and accrued expenses	(1,099,415)	1,953,751

Net cash provided by (used in) operating activities	(4,668,501)	113,169

Cash flows from investing activities:
Purchase of property, equipment, and other intangible assets	(2,097)	(2,097)
Net cash provided by (used in) investing activities	(2,097)	(2,097)

Cash flows from financing activities:
Cash received upon issuance of common stock	1,262,865	-
Issuance of Warrants	132,427	-
Proceeds from Fortress note payable	4,500,000	-
Payment on Fortress note payable	(4,500,000)	(1,184,600)
Payments on Seimens notes payable	(1,000,000)	-
Payments on 3D Nano notes payable, gross	(100,000)	-
Payments on notes payable to vendors	(25,000)	(63,840)
Payments on notes payable, net	(103,000)	-
Net cash provided (used in) by financing activities	167,292	(1,248,440)

Effect of exchange rate changes on cash	(1,556)	2,607

Net decrease in cash	(4,504,862)	(1,134,761)

Cash at beginning of period	4,998,314	2,555,151

Cash at end of period	$493,452	$1,420,390

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest expense	$333,608	$401,159
Taxes paid	$-	$7,999

The accompanying notes are an integral part to these unaudited consolidated condensed financial statements.

Notes to Unaudited Consolidated Condensed Financial Statements

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

Marathon Patent Group, Inc.’s (the “Company”) business is to acquire patents and patent rights and to monetize the value of those assets to generate revenue and profit for the Company.  We acquire patents and patent rights from their owners, who range from individual inventors to Fortune 500 companies.  Part of our acquisition strategy is to acquire or invest in patents and patent rights that cover a wide-range of subject matter, which allows us to achieve the benefits of a growing diversified portfolio of assets.  Generally, the patents and patent rights that we acquire are characterized by having large identifiable companies who are or have been using technology that infringes our patents and patent rights.  We generally monetize our portfolio of patents and patent rights by entering into license discussions, and if that is unsuccessful, initiating enforcement activities against any infringing parties with the objective of entering into a standard form of comprehensive settlement and license agreement that may include the granting of non-exclusive retroactive and future rights to use the patented technology, a covenant not to sue, a release of the party from certain claims, the dismissal of any pending litigation and other terms that are appropriate in the circumstances.  Our strategy has been developed with the expectation that it will result in a long-term, diversified revenue stream for the Company.

The Company was incorporated in the State of Nevada on February 23, 2010 under the name Verve Ventures, Inc. On December 7, 2011, we changed our name to American Strategic Minerals Corporation and were engaged in the business of exploration and potential development of uranium and vanadium minerals business. In June 2012, we discontinued our minerals business and began to invest in real estate properties in Southern California. In October 2012, we discontinued our real estate business when our CEO joined the firm and we commenced our current business, at which time the Company’s name was changed to Marathon Patent Group, Inc.

On October 1, 2012, the shareholders holding a majority of the Company’s voting capital had voted and authorized the Company to change the name of the Company to Marathon Patent Group, Inc. (the “Name Change”).  The Board of Directors approved the Name Change on October 1, 2012. The Board of Directors determined the name “Marathon Patent Group, Inc.” better reflected the long-term strategy in exploring other opportunities and the identity of the Company going forward. On February 15, 2013, the Company filed the Certificate of Amendment with the Secretary of State of the State of Nevada in order to effectuate the Name Change.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

Cash

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. The Company’s accounts held at this institution, up to a limit of $250,000, are insured by the Federal Deposit Insurance Corporation (“FDIC”). As of March 31, 2017, the Company had bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Accounts Receivable

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote.  At March 31, 2017 and December 31, 2016, the Company had recorded an allowance for bad debts in the amounts of $387,976 and $387,976, respectively.  Accounts receivable, net at March 31, 2017 and December 31, 2016, amounted to $103,397 and $95,069, respectively.

Concentration of Revenue and Geographic Area

Revenue from the Company’s patent enforcement activities is considered United States revenue as any payments for licenses included in that revenue are for United States operations irrespective of the location of the licensee’s or licensee’s parent home domicile.

The Company had no revenues from newly issue licenses during the three months ended March 31, 2017 and revenues from two licenses accounted for approximately 93% of the Company’s revenues for the three months ended March 31, 2016, as set forth below. The Company derived these revenues from the one-time issuance of non-recurring, non-exclusive, non-assignable licenses. While the Company has a growing portfolio of patents, at this time, the Company expects that a significant portion of its future revenues will be based on one-time grants of similar non-recurring, non-exclusive, non-assignable licenses to a relatively small number of entities and their affiliates. Further, with the expected small number of firms with which the Company enters into license agreements, and the amount and timing of such license agreements, the Company also expects that its revenues may be highly variable from one period to the next.

For the Three Months Ended March 31, 2017			For the Three Months Ended March 31, 2016
Licensor	License Amount	% of Revenue	Licensor	License Amount	% of Revenue
			Signal IP, Inc.	$1,900,000	92%
			Signal IP, Inc.	$15,000	1%
% of Total Revenues		0%	% of Total Revenues		93%

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

The intellectual property rights granted typically are perpetual in nature.  Pursuant to the terms of these agreements, the Company has no further obligation with respect to the grant of the non-exclusive licenses, covenants-not-to-sue, releases, and other deliverables, including no express or implied obligation on the Company’s part to maintain or upgrade the technology, or provide future support or services. Generally, the agreements provide for the grant of the licenses, covenants-not-to-sue, releases, and other significant deliverables upon execution of the agreement. As such, the earnings process is complete and revenue is recognized upon the execution of the agreement, when collectability is reasonably assured, and when all other revenue recognition criteria have been met.

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

Also, since the settlement element and license element for past and future use are the Company’s major central business, the Company presents these two elements as one revenue category in its statement of operations. The Company does not expect to provide licenses that do not provide some form of settlement or release. Revenue from newly issued patent licenses activities accounted for 0% and 0% of the Company’s revenues for the three months ended March 31, 2017 and March 31, 2016, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets of $226,088 and $202,067 at March 31, 2017 and December 31, 2016, respectively, consist primarily of costs paid for future services, which will occur within a year. Prepaid expenses include prepayments in cash and equity instruments for public relation services, business advisory, consulting, and prepaid insurance, which are being amortized over the terms of their respective agreements.

Bonds Posted With Courts

Under certain circumstances related to litigations in Germany, the Company is either required to or may decide to enter a bond with the courts.  As of March 31, 2017 and December 31, 2016, the Company had outstanding bonds in the amount of $351,647 and $0, respectively.  These bonds were entered into in Germany upon the filing of cases in the Company’s Munitech portfolio in Germany and the difference in the balance of the litigation bonds at December 31, 2016 compared to March 31, 2017 is attributable to the entering of new bonds associated with new Munitech cases filed.

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

At March 31, 2017, and December 31, 2016, ‘‘Other noncurrent receivables’’ in the Balance Sheets consist of a note receivable from an entity controlled by one of the Company’s employees that are uncollateralized. The note receivable does not carry interest and is repayable to the Company at the earlier of March 31, 2022 or based on certain milestones. The note receivable balance have been classified as current assets because the Company believes that it will be collected within one year from the Balance Sheet dates.

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

The carrying amounts reported in the consolidated condensed balance sheet for cash, accounts receivable, bonds posted with courts, accounts payable, and accrued expenses, approximate their estimated fair market value based on the short-term maturity of these instruments. The carrying value of notes payable and other long-term liabilities approximates fair value as the related interest rates approximate rates currently available to the Company.

Clouding IP earn out liability was determined as a Level 3 liability, which requires an assessment of fair value at each period end by using discounted cash flow as a valuation technique using unobservable inputs, such as revenue and expenses forecasts, timing of proceeds, and discount rate. Based on reassessment of fair value as of March 31, 2017, the Company determined that the Clouding IP earn out liability declined by $13,879 and that there was no reduction in the carrying value of the Clouding IP intangible assets during the three months ended March 31, 2017.

Under certain circumstances related to litigations in Germany, the Company is either required to or may decide to enter a bond with the courts. As of March 31, 2017 and December 31, 2016, the Company had outstanding bonds in the amount of $351,647 and $0, respectively. The Company adjusted the value as of March 31, 2017 of the bonds, in an amount of $6,139, to reflect changes to the exchange rate between the Euro and the US Dollar.

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

Basic and Diluted Net Loss per Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding, as they would be anti-dilutive. The Company has options to purchase 3,304,619 shares of common stock, warrants to purchase 2,394,573 shares of common stock, convertible notes convertible into 66,667 shares of Common Stock outstanding and 782,004 shares of Series B Convertible Preferred Stock convertible into 782,004 shares of Common Stock outstanding at March 31, 2017, which were excluded from the computation of diluted shares outstanding, as they would have had an anti-dilutive impact on the Company’s net loss.

The following table sets forth the computation of basic and diluted loss per share:

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016

Net loss	(3,606,646)	(3,893,413)

Denominator
Weighted Average Common Shares - Basic	19,059,559	14,967,141
Weighted Average Common Shares - Diluted	19,059,559	14,967,141

Loss per common share:
Loss - Basic	$(0.19)	$(0.26)
Loss - Diluted	$(0.19)	$(0.26)

Intangible Assets - Patents

Intangible assets include patents purchased and patents acquired in lieu of cash in licensing transactions. The patents purchased are recorded based on the cost to acquire them and patents acquired in lieu of cash are recorded at their fair market value. The costs of these assets are amortized over their remaining useful lives. Useful lives of intangible assets are periodically evaluated for reasonableness and the assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may no longer be recoverable. The Company did not record an impairment charge to its intangible assets during the three months ended March 31, 2017, compared to an impairment charge associated with the end of life of two of the Company’s portfolios during the three months ended March 31, 2016 in the amount of $373,195.

Goodwill

Goodwill is tested for impairment at the reporting unit level at least annually in accordance with ASC 350, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

When conducting its annual goodwill impairment assessment, the Company initially performs a qualitative evaluation of whether it is more likely than not that goodwill is impaired. If it is determined by a qualitative evaluation that it is more likely than not that goodwill is impaired, the Company then applies a two-step impairment test. The two-step impairment test first compares the fair value of the Company’s reporting unit to its carrying or book value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired. If the carrying value of the reporting unit exceeds its fair value, the Company determines the implied fair value of the reporting unit’s goodwill and if the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded in the consolidated condensed statement of operations. The Company performs the annual testing for impairment of goodwill at the reporting unit level during the quarter ended September 30.

For the three months ended March 31, 2017 and March 31, 2016, the Company recorded no impairment charge to its goodwill.

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

For the three months ended March 31, 2017 and March 31, 2016, the Company recorded no impairment charge to its other intangible assets.

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

The Company did not record any impairment charges on its long-lived assets during the three months ended March 31, 2017 and March 31, 2016.

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

For the three months ended March 31, 2017, the expected forfeiture rate was 12.75%, which resulted in an expense of $29,135 recognized in the Company’s compensation expenses. For the three months ended March 31, 2016, the expected forfeiture rate was 2.65%, which resulted in an expense of $14,785 recognized in the Company’s compensation expenses. The Company will continue to re-assess the impact of forfeitures if actual forfeitures increase in future quarters.

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

Liquidity and Capital Resources

At March 31, 2017, we had approximately $0.5 million in cash and cash equivalents and a working capital deficit of approximately $8.1 million.

Based on the Company’s current revenue and profit projections, management is uncertain that the Company’s existing cash and accounts receivables will be sufficient to fund its operations through at least the next twelve months from the issuance date of the financial statements, raising substantial doubt regarding the Company’s ability to continue operating as a going concern. If we do not meet our revenue and profit projections or the business climate turns negative, then we will need to:

•                       raise additional funds to support the Company’s operations; provided, however, there is no assurance that the Company will be able to raise such additional funds on acceptable terms, if at all. If the Company raises additional funds by issuing securities, existing stockholders may be diluted; and

•                       review strategic alternatives.

If adequate funds are not available, we may be required to curtail our operations or other business activities or obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain technologies or potential markets. The accompanying consolidated condensed financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and settlements of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern

Recent Accounting Pronouncements

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

In October 2016, the FASB issued ASU 2016-16 Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which eliminates the exception in existing guidance which defers the recognition of the tax effects of intra-entity asset transfers other than inventory until the transferred asset is sold to a third party. Rather, the amended guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted as of the beginning of an annual reporting period. The Company is currently assessing the impact of this guidance on its consolidated condensed financial statements.

In August 2016, the FASB issued ASU 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The standard is intended to eliminate diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 will be effective for fiscal years beginning after December 15, 2017. Early adoption is permitted for all entities. The Company is currently evaluating the impact of this guidance on its consolidated condensed financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. Accordingly, the standard is effective for us on January 1, 2017 and we are currently evaluating the impact that the standard will have on our consolidated condensed financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The standard requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. Accordingly, the standard is effective for us on September 1, 2019 using a modified retrospective approach. We are currently evaluating the impact that the standard will have on our consolidated condensed financial statements.

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

The Company paid Clouding IP (i) $1.4 million in cash, (ii) $1.0 million in the form of a promissory note issued by the Company that would have matured on October 31, 2014, (iii) 25,000 shares of its restricted common stock valued at $281,000 and (iv) fifty percent (50%) of the net recoveries (gross revenues minus certain defined expenses) in excess of $4.0 million in net revenues that the Company makes with respect to the patents purchased from Clouding IP. The Company valued the Common Stock at the fair market value on the date of the Interests Sale Agreement at $11.24 per share or $281,000 and the promissory note was paid in full prior to October 31, 2014. The revenue share under item (iv) above was booked as an earn out liability on the balance sheet in accordance with the appraisal of the consideration and intangible value. As of March 31, 2017 and December 31, 2016, the fair value of the earn out liability was $1,468,133 and $1,482,012, respectively. The Company booked a payable to the sellers pursuant to the earn out liability in the amount of $2,148,000 at September 30, 2014, based on license agreements entered into during the quarter. No further amount is owed until the Company generates additional revenue, if any, from the Clouding patents.

The Company accounted for the acquisition as a business combination in accordance with ASC 805 “Business Combinations”. The Company engaged a third-party valuation firm to determine the fair value of the assets purchases, and the net purchase price paid by the Company was subsequently allocated to assets acquired and liabilities assumed on the records of the Company as follows:

Intangible assets	$14,500,000
Goodwill	1,296,000
Net purchase price	$15,796,000

Total consideration paid of the following:

Cash	$1,400,000
Promissory Note	1,000,000
Common Stock	281,000
Earn Out Liability	13,115,000
Net purchase price	$15,796,000

Upon further evaluation, the total value of the earn-out liability was reduced, measured as of the acquisition date, to reflect certain underlying changes in the litigation schedule. Historical financial statements of Clouding and the pro forma condensed combined consolidated financial statements can be found on the Form 8-K/A filed with the SEC on November 12, 2014. The unaudited pro forma condensed combined consolidated financial statements are not necessarily indicative of the results that would have been attained if the merger had been in effect on the dates indicated or which may be attained in the future. Such statements should be read in conjunction with the historical financial statements of the Company.

The Clouding IP earn out liability was determined to be a Level 3 liability, which requires fair assessment of fair value at each period end by using a discounted cash flow model as the valuation methodology, using unobservable inputs, such as revenue and expenses forecasts, timing of proceeds, and discount rates. Based on the reassessment of fair value as of March 31, 2016, the Company determined the Clouding IP earn out liability to be $81,930 (current portion) and $1,386,203 (long-term portion), which resulted in a gain from exchange in fair value adjustment of $13,879 for the three months ended March 31, 2017.

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

NOTE 4 – INTANGIBLE ASSETS

Intangible assets include patents purchased and patents acquired in lieu of cash in licensing transactions. Patents purchased are recorded based at their acquisition cost and patents acquired in lieu of cash are recorded at their fair market value. Intangible assets consisted of the following:

	March 31, 2017	December 31, 2016

Intangible Assets	$23,711,923	$23,637,813
Accumulated Amortization & Impairment	(12,028,753)	(11,323,185)

Intangible assets, net	$11,683,170	$12,314,628

Intangible assets are comprised of patents with estimated useful lives between approximately 1 to 16 years. Once placed in service, the Company will amortize the costs of intangible assets over their estimated useful lives on a straight-line basis. During the three months ended March 31, 2017 and 2016, respectively, the Company capitalized a total of $0 and $0 in patent acquisition costs. Costs incurred to acquire patents, including legal costs, are also capitalized as long-lived assets and amortized on a straight-line basis with the associated patent. Amortization of patents is included as an operating expense as reflected in the accompanying consolidated condensed statements of operations. The Company assesses fair market value for any impairment to the carrying values.  Management concluded that there was no impairment to the carrying value for the three months ended March 31, 2017, compared to an impairment to the carrying value in the amount of $373,195 for the three months ended March 31, 2016. The Company determined the fair value using a Level 3 fair value category of unobservable inputs and concluded that the fair value on these intangibles was zero.

Patent amortization expense for the three months ended March 31, 2017 and March 31, 2016 was $705,958 and $2,025,899, respectively, net of foreign currency translation adjustments. Future amortization of intangible assets, net of foreign currency translation adjustments is as follows:

2017	$1,629,337
2018	1,893,164
2019	1,809,705
2020	1,500,241
2021	1,331,822
2022 and thereafter	3,518,901
Total	$11,683,170

As of March 31, 2017, our operating subsidiaries owned 345 patents, as set forth below, and had economic rights to over 10,000 additional patents, both of which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries. In the aggregate, the earliest date for expiration of a patent in the Company’s patent portfolio has passed (the patent is expired, but patent rules allow for six-year look-back for royalties), the median expiration date for patents in the Company’s portfolio is August 28, 2020, and the latest expiration date for a patent in any of the Company’s patent portfolios is July 29, 2033.  A summary of the Company’s patent portfolios is as follows:

Subsidiary	Number of Patents	Earliest Expiration Date	Median Expiration Date	Latest Expiration Date	Subject Matter
Bismarck IP Inc.	2	1/21/18	1/21/18	1/22/18	Communication and PBX equipment
Clouding Corp.	30	3/19/17	3/6/21	5/29/29	Network and data management
CRFD Research, Inc.	5	5/25/21	9/17/21	8/19/23	Web page content translator and device-to-device transfer system
Cyberfone Systems, LLC	3	11/11/17	6/7/19	6/7/20	Telephony and data transactions
Dynamic Advances, LLC	2	11/6/21	3/4/24	7/1/26	Natural language interface
E2E Processing, Inc.	4	4/27/20	11/17/23	7/18/24	Manufacturing schedules using adaptive learning
Hybrid Sequence IP, Inc.	1	7/7/17	7/7/17	7/7/17	Asynchronous communications
Loopback Technologies, Inc.	5	7/9/17	5/11/19	8/27/22	Automotive
Magnus IP	50	1/27/23	9/27/25	12/9/31	Network Management/Connected Home Devices
Medtech Group Acquisition Corp.	54	Expired	7/30/18	8/9/29	Medical technology
Motheye Technologies	1	6/7/21	6/7/21	6/7/21	Optical Networking
Munitech IP	150	9/24/17	6/26/21	4/5/27	W-CDMA and GSM cellular technology
Sampo IP, LLC	3	3/13/18	12/1/19	11/16/23	Centrifugal communications
Signal IP, Inc.	3	2/5/17	8/28/20	8/6/22	Automotive
TLI Communications, LLC	6	6/17/17	6/17/17	6/17/17	Telecommunications
Traverse Technologies	19	2/27/22	2/25/29	7/29/33	Li-Ion Battery/High Capacity Electrodes
Vantage Point Technology, Inc.	7	2/19/17	11/12/17	3/2/19	Computer networking and operations
		Median	08/28/20

NOTE 5 - STOCKHOLDERS’ EQUITY

The Company has authorized capital to 200,000,000 shares of Common Stock with par value to $0.0001 per share, and has authorized capital of 100,000,000 shares of preferred stock, par value $0.0001 per share.

Series B Convertible Preferred Stock

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

Common Stock

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

On February 1, 2017, the Company issued 750,000 shares of common stock pursuant to an At-The-Market (“ATM”) securities offering with certain institutional investors at an average price of $1.74 per share, yielding gross proceeds of $1,301,923.

Common Stock Warrants

Pursuant to the sales of securities underlying the Purchase Agreement entered into on December 9, 2016, the Company issued a warrant to the underwriter (“Underwriter’s Warrant”) to purchase 174,100 shares of Common Stock on December 9, 2016. The Underwriter’s Warrant has an exercise price of $1.73 per share. In addition, in a series of issuances in January 2017, the Company issued warrants to the investors (“Investor Warrants”) pursuant to the Purchase Agreement to purchase 1,740,995 shares of the Company’s Common Stock. The Investor Warrants have an exercise price of $1.70 per share. The warrants were issued in a series of transaction during January 2017 and were valued based on the Black-Scholes model, using the strike price of $1.70 per share, market prices ranging from $1.75 to $2.13 per share, an expected term of 3.25 years, volatility ranging from 38% to 39% based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve ranging from 1.50% to 1.56%. The Company reviewed the issuance of the Underwriter and Investor Warrants and determined that pursuant to ASC 480 and ASC 815, the Underwriter and Investor Warrants should be classified as a liability and marked to market every reporting period.

On January 10, 2017, pursuant to the amendment to the Fortress debt, the Company issued a five-year warrant to DBD to purchase 187,500 shares of the Company’s Common Stock, exercisable at $1.70 per share, subject to adjustment. The warrant was valued based on the Black-Scholes model, using the strike and market prices of $1.70 and $1.90 per share, respectively, an expected term of 3.00 years, volatility of 39% based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve of 1.52%. The Company reviewed the issuance of the Underwriter and Investor Warrants and determined that pursuant to ASC 480 and ASC 815, the Underwriter and Investor Warrants met the requirement to be classified as equity and were booked as Additional Paid-in Capital.

During the three months ended March 31, 2017 and March 31, 2016, the Company recorded no stock-based compensation expense associated with the warrants. At March 31, 2016, there was a total of $0 of unrecognized compensation expense related to future recognition of warrant-based compensation arrangements. At March 31, 2017, the Company had warrants outstanding to purchase 2,394,573 shares of Common Stock with a weighted average remaining life of 4.81 years. A summary of the status of the Company’s outstanding stock warrants and changes during the period then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Balance at December 31, 2016	466,078	$3.79	3.25
Granted	1,928,495	$1.70	5.24
Cancelled	-	$-	-
Forfeited	-	$-	-
Exercised	-	$-	-
Balance at March 31, 2017	2,394,573	$1.97	4.81

Warrants exercisable at March 31, 2017	466,078
Weighted average fair value of warrants granted during the period		$0.64

Warrant Amendment Letter

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

At March 31, 2017, there was a total of $547,903 of unrecognized compensation expense related to non-vested option-based compensation arrangements entered into during the year.  A summary of the stock options as of March 31, 2017 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
Balance at December 31, 2016	3,516,136	$4.46	6.80
Granted	-	$-	-
Cancelled	-	$-	-
Forfeited	211,517	$3.13	-
Exercised	-	$-	-
Balance at March 31, 2017	3,304,619	$4.44	6.55

Options Exercisable at March 31, 2017	2,756,717	$4.61	5.97
Options expected to vest	547,903	$3.73	8.72
Weighted average fair value of options granted during the period		$-

NOTE 6 – DEBT, COMMITMENTS AND CONTINGENCIES

Debt consists of the following:

	Maturity	Interest	March 31,	December 31,
	Date	Rate	2017	2016

Senior secured term notes	9-Jul-20	LIBOR + 9.75%	$15,729,596	$15,620,759
Less: debt discount			(1,919,480)	(1,425,167)
Total senior-term notes, net of discount			$13,810,116	$14,195,592

	Maturity	Interest	March 31,	December 31,
	Date	Rate	2017	2016

Convertible Note	10-Oct-18	11%	$500,000	$500,000

	Maturity	Late	March 31,	December 31,
	Date	Fee	2017	2016
iRunway trade payable	On Demand	1.5% per month	$191,697	$191,697

	Maturity	Interest	March 31,	December 31,
	Date	Rate	2017	2016
Note payable	31-Jan-17	NA	$0	$103,000

	Maturity	Interest	March 31,	December 31,
	Date	Rate	2017	2016
Siemens	30-Sep-17	NA	$750,000	$1,672,924

	Maturity	Interest	March 31,	December 31,
	Date	Rate	2017	2016
Dominion Harbor	15-Oct-17	NA	$100,000	$125,000

	Maturity	Interest	March 31,	December 31,
	Date	Rate	2017	2016
Oil & Gas	On Demand	NA	$1,000,000	$944,296

	Maturity	Interest	March 31,	December 31,
	Date	Rate	2017	2016
3dnano Liscense Fee	31-Jan-17	NA	$-	$100,000

	31-Mar-17	31-Dec-16
Total	$16,351,814	$17,832,509
Less: current portion	(3,666,278)	(13,162,007)
Total, net of current portion	$12,685,536	$4,670,502

Senior Secured Term Notes

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

Senior Secured Term Note Amendment

On January 10, 2017  the Company and certain of its subsidiaries entered into the Amended and Restated Revenue Sharing and Securities Purchase Agreement (“ARRSSPA”) with DBD Credit Funding LLC, under which the Company and DBD amended and restated the Revenue Sharing and Securities Purchase Agreement dated January 29, 2015 (the “Original Agreement”) pursuant to which (i) Fortress purchased $20,000,000 in promissory notes, of which $15,729,596 is outstanding as of March 31, 2017 (less $4,500,000 that is currently held in a cash collateral account), (ii) an interest in the Company’s revenues from certain activities and warrants to purchase 100,000 shares of the Company’s common stock. The ARRSSPA amends and restates the Original Agreement to provide for (i) the sale by the Company of a $4,500,000 promissory note (the “New Note”) and (ii) the insurance of additional warrants to purchase 187,500 shares of common stock (the “New Warrant”). Pursuant to the ARRSSPA, Fortress acquired an increased revenue stream right to certain revenues generated by the Company through monetization of our patent portfolio (“Monetization Revenues”). The ARRSSPA increases the revenue stream basis to $1,225,000. The ARRSSPA provides for the potential issuance of up to $7,500,000 of additional notes (the “Additional Notes”), of which not more than $3,750,000 shall be made prior to June 30, 2017 and of which not more than $3,750,000 shall be made available during the period following June 30, 2017 and on or prior to December 31, 2017 and not more than two such issuances shall occur under the ARRSSPA.

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

As of March 31, 2017 and December 31, 2016, the outstanding balances were $15,729,596 and $15,620,759, respectively.

Convertible Note

In two transactions, on October 9, 2014 and October 16, 2014, the Company sold an aggregate $5,550,000 of principal amount of convertible notes (“Convertible Notes”) along with two-year warrants to purchase 129,499 shares of the Company’s Common Stock. The Convertible Notes are convertible into shares of the Company’s Common Stock at $7.50 per share and the Warrants have an exercise price of $8.25 per share. The Notes mature on October 10, 2018 and bear interest at the rate of 11% per annum, payable quarterly in cash on each of the three, six, nine and twelve month anniversaries of the issuance date and on each conversion date. The Notes may become secured by a security interest granted to the holder in certain future assets under certain circumstances.  In the event the Company’s Common Stock trades at a price of at least $27.00 per share for four out of eight trading days, the Notes will be mandatorily converted into Common Stock of the Company at the then applicable conversion price per share. The Company repaid the Convertible Notes for all but one holder in early 2015, and the balance was $500,000 as of March 31, 2017 and December 31, 2016, respectively.

iRunway

The Company converted a set of outstanding invoices related to work performed by one of the Company’s vendors to a short-term payable whereby the Company agreed to pay iRunway over time for the open invoices, subject to a payment schedule as defined. To the extent that the Company does not make payments according to that schedule, the remaining balance accrues interest at 1.5% per month. As of March 31, 2017 and December 31, 2016, principal in the amount of $191,697 and $191,697, respectively, remained outstanding and the Company expects to repay the open balance during the year ended December 31, 2017.

Note Payable

The Company entered into a short-term advance with an officer related to funds the Company was transferring from its European subsidiaries. The advance carried no interest and as of March 31, 2017 and December 31, 2016, the outstanding balance was $0 and $103,000, respectively.

Siemens Purchase Payment

The Company entered into a purchase agreement to acquire ownership of certain patents.  As part of the purchase agreement, the Company agreed to certain future payments of cash consideration.  The payment obligation bears no interest and as of March 31, 2017 and December 31, 2016, the outstanding balances were $750,000 and $1,672,924, respectively, with the remaining balance expected to be made by September 30, 2017.

Dominion Harbor Settlement Note

The Company entered into a settlement agreement with Dominion Harbor, a former licensing agent for some of the Company’s subsidiaries, on October 29, 2015 whereby the Company agreed to issue 300,000 shares of the Company’s Common Stock to Dominion Harbor and make eight (8) payments of $25,000 each ending on October 15, 2017.  The shares issued to Dominion Harbor were valued at the quoted market price on the date of the grant of $1.71 per share or $513,000. As of March 31, 2017 and December 31, 2016, $100,000 and $125,000, respectively, remained outstanding and the Company and Dominion Harbor subsequently agreed to issue 125,000 shares of the Company’s Common Stock in lieu of the remaining balance.

Oil & Gas Purchase Payment

The Company entered into a purchase agreement to acquire monetization rights to certain patents. As part of the purchase agreement, the Company agreed to certain future payments of cash consideration. The payment obligation bears no interest and as of March 31, 2017 and December 31, 2016, the Company had an outstanding obligation for purchase of certain Siemens patents in the net amount of $1,000,000 and $944,296, respectively, with such payments expected to be made by December 31, 2017.

3D Nano Purchase Payment

3D Nano entered into a license and purchase agreement with HP Inc. to acquire the rights to use if 3D Nano chooses, the right to exercise an option to acquire, ownership of certain patents, trade secrets and other intellectual property (the “Technology”). As part of the purchase agreement, the Company agreed to license the Technology for two payments of $100,000 each, with the first payment made in April 2016 and the second payment due by January 31, 2017. The payment obligation bears no interest and as of March 31, 2017 and December 31, 2016, the Company had an outstanding obligation in the amount of $0 and $100,000, respectively.

Future minimum principal payments for all items set forth above are as follows:

2017	$2,528,681
2018	6,343,813
2019	5,843,813
2020	3,554,986
Total	$18,271,293

Office Lease

In October 2013, the Company entered into a net-lease for its current office space in Los Angeles, California.  The lease will commence on May 1, 2014 and runs for seven years through April 30, 2021, with monthly lease payment escalating each year of the lease.  In addition, to paying a deposit of $7,564 and the monthly base lease cost, the Company is required to pay pro rata share of operating expenses and real estate taxes.  Under the terms of the lease, the Company will not be required to pay rent for the first five months but must remain in compliance with the terms of the lease to continue to maintain that benefit.  In addition, the Company has a one-time option to terminate the lease in the 42th month of the lease.  Minimum future lease payments under this lease at March 31, 2017, for the next five years are as follows:

2017 (Nine Months)	$53,984
2018	74,540
2019	77,872
2020	81,336
2021	27,504
Total	$315,236

NOTE 7 – SUBSEQUENT EVENTS

On April 17, 2017, the Company received a staff deficiency letter from The Nasdaq Capital Market (“Nasdaq”) notifying the Company that it is no longer in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires listed companies to maintain stockholders’ equity of at least $2.5 million. In the Company’s Annual Report on Form 10-K for the period ended December 31, 2016, the Company reported stockholders’ equity of $(9,287,142), which is below the minimum stockholders’ equity required for continued listing pursuant to Nasdaq Listing Rule 5550(b)(1). Further, as of April 17, 2017, the Company does not meet the alternative compliance standards relating to the market value of listed securities or net income from continuing operations and does not comply with the Nasdaq Listing Rules. This notification has no immediate effect on the Company’s listing on the Nasdaq Capital Market. Nasdaq has provided the Company with 45 calendar days, or until June 1, 2017, to submit a plan to regain compliance with the minimum stockholders’ equity standard. If the Company’s plan to regain compliance is accepted, Nasdaq may grant an extension of up to 180 calendar days from the date of the notification letter to evidence compliance. The Company intends to promptly evaluate various courses of action to regain compliance and to timely submit a plan to Nasdaq to regain compliance with the Nasdaq minimum stockholders’ equity standard. However, there can be no assurance that the Company’s plan will be accepted or that if it is, the Company will be able to regain compliance. If the Company’s plan to regain compliance with the minimum stockholders’ equity standard is not accepted or if it is and the Company does not regain compliance within 180 days from the date of the notification letter or if the Company fails to satisfy another Nasdaq requirement for continued listing, Nasdaq staff could provide notice that the Company’s common stock will become subject to delisting. In such event, Nasdaq rules permit the Company to appeal the decision to reject its proposed compliance plan or any delisting determination to a Nasdaq Hearings Panel.

On April 18, 2017, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional investors for the sale of an aggregate of 3,800,000 shares of the Company’s common stock, at a purchase price of $0.70 per share, and warrants to purchase 2,280,000 shares of common stock, at an exercise price of $0.83 per share, subject to adjustment as provided under the terms of the warrants. The warrants will be exercisable commencing six months from the date of issuance for a period expiring five years after the date six months after the date of issuance. The closing of the sales of the shares and warrants occurred on April 21, 2017.

The shares of common stock will be issued in a registered direct offering pursuant to a prospectus supplement filed with the Securities and Exchange Commission on April 19, 2017, in connection with a takedown from the Registration Statement on Form S-3 (File No. 333-198569), which was declared effective by the Securities and Exchange Commission on January 6, 2015.

Pursuant to a registration rights agreement (the “Registration Rights Agreement”) entered into between the Company and the investors, the Company agreed to register the resale of the shares of common stock underlying the warrants, on a Form S-1 registration statement to be filed with the Securities and Exchange Commission (the “SEC”) within 45 days following the date of the offering (the “Filing Date”) and to cause the registration statement to be declared effective within 75 days following the date of the offering (or in the event of a “full review” by the SEC, the 105th calendar day following the date of the offering).

Pursuant to a placement agency agreement between the Company and Aegis Capital Corp. (“Aegis”), the Company retained Aegis as the exclusive placement agent for the offering of shares and warrants and paid Aegis a fee of $150,733 (equal to 5.67% of the gross proceeds) in connection with the offering. The Company also agreed to issue to Aegis, on the closing date, a warrant (the “Agent’s Warrant”) to purchase 57,000 shares of common stock at an exercise price equal to $0.77 per share. The Agent’s Warrant issued to Aegis will be exercisable commencing upon issuance for a period expiring five years from the effective date of the offering.

On May11, 2017, the Company entered into an agreement (the “Payoff Letter”) with DBD, under which the Company and DBD agreed to a value at which the Company may prepay and terminate all borrowings outstanding with DBD pursuant to the ARRSSPA. As of April 30, 2017, the Company had an outstanding balance of approximately $15,763,240 under these borrowings.  Under the Payoff Letter, if payment is made on or prior to August 15, 2017, DBD and Fortress agree to accept (i) $15,763,240, with accrued interest through the date at which the borrowings outstanding are repaid, and (ii) five (5%) percent of the gross revenues received, exclusively from revenue generated from portfolios the Company currently owns, by the Company during the twelve (12) month period following payment of such amount, in satisfaction of all outstanding obligations by the Company to DBD and Fortress.  In the event that the Company does not satisfy the terms of the Payoff Letter on or prior to August 15, 2017, the Payoff Letter will terminate and the Company will remain obligated under the current agreements with DBD and Fortress.

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

Overview

We acquire patents and patent rights from owners or other ventures and seek to monetize the value of the patents through litigation and licensing strategies, alone or with others.  Part of our acquisition strategy is to acquire or invest in patents and patent rights that cover a wide-range of subject matter which allows us to seek the benefits of a diversified portfolio of assets in differing industries and countries.  Generally, the patents and patent rights that we seek to acquire have large identifiable targets who are or have been using technology that we believe infringes our patents and patent rights.  We generally monetize our portfolio of patents and patent rights by entering into license discussions, and if that is unsuccessful, initiating enforcement activities against any infringing parties with the objective of entering into comprehensive settlement and license agreements that may include the granting of non-exclusive retroactive and future rights to use the patented technology, a covenant not to sue, a release of the party from certain claims, the dismissal of any pending litigation and other terms.  Our strategy has been developed with the expectation that it will result in a long-term, diversified revenue stream for the Company. As of March 31, 2017, we owned 345 patents and had economic rights to over 10,000 additional patents, both of which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.

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

Basis of Presentation and Principles of Consolidation

The accompanying consolidated condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated condensed financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

The intellectual property rights granted typically are perpetual in nature.  Pursuant to the terms of these agreements, the Company has no further obligation with respect to the grant of the non-exclusive licenses, covenants-not-to-sue, releases, and other deliverables, including no express or implied obligation on the Company’s part to maintain or upgrade the technology, or provide future support or services. Generally, the agreements provide for the grant of the licenses, covenants-not-to-sue, releases, and other significant deliverables upon execution of the agreement. As such, the earnings process is complete and revenue is recognized upon the execution of the agreement, when collectability is reasonably assured, and when all other revenue recognition criteria have been met.

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

Revenue from newly issued patent licenses accounted for 0% and 0% of the Company’s revenues for the three months ended March 31, 2017 and March 31, 2016, respectively.

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

Intangible Asset - Patents

Intangible assets include patents purchased and patents acquired in lieu of cash in licensing transactions. The patents purchased are recorded based on the cost to acquire them and patents acquired in lieu of cash are recorded at their fair market value. The costs of these assets are amortized over their remaining useful lives. Useful lives of intangible assets are periodically evaluated for reasonableness and the assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may no longer be recoverable. The Company did not record an impairment charge to its intangible assets during the three months ended March 31, 2017, compared to an impairment charge associated with the end of life of two of the Company’s portfolios during the three months ended March 31, 2016 in the amount of $373,195.

Goodwill

When conducting its annual goodwill impairment assessment, the Company initially performs a qualitative evaluation of whether it is more likely than not that goodwill is impaired. If it is determined by a qualitative evaluation that it is more likely than not that goodwill is impaired, the Company then applies a two-step impairment test. The two-step impairment test first compares the fair value of the Company’s reporting unit to its carrying or book value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired. If the carrying value of the reporting unit exceeds its fair value, the Company determines the implied fair value of the reporting unit’s goodwill and if the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded in the consolidated condensed statement of operations. The Company performs the annual testing for impairment of goodwill at the reporting unit level during the quarter ended September 30.

For the three months ended March 31, 2017 and March 31, 2016, the Company recorded no impairment charge to its goodwill.

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

For the three months ended March 31, 2017 and March 31, 2016, the Company recorded no impairment charge to its other intangible assets.

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

The Company did not record any impairment charges on its long-lived assets during the three months ended March 31, 2017 and March 31, 2016.

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

For the three months ended March 31, 2017, the expected forfeiture rate was 12.75%, which resulted in an expense of $29,135 recognized in the Company’s compensation expenses. For the three months ended March 31, 2016, the expected forfeiture rate was 2.65%, which resulted in an expense of $14,785 recognized in the Company’s compensation expenses. The Company will continue to re-assess the impact of forfeitures if actual forfeitures increase in future quarters.

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

Liquidity and Capital Resources

At March 31, 2017, we had approximately $0.5 million in cash and cash equivalents and a working capital deficit of $8.1 million.

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

Results of Operations

For the Three Months Ended March 31, 2017 and 2016

We generated revenues of $78,137 during the three months ended March 31, 2017 as compared to $2,059,676 during the three months ended March 31, 2016. For the three months ended March 31, 2017, this represented a decrease of $1,981,539 or 96%. Revenue for the three months ended March 31, 2017 were derived primarily from recurring royalties from the Company’s Medtech portfolios and revenue for the three months ended March 31, 2016 were derived primarily from the issuance of one-time patent licenses, with the balance of the revenue coming from recurring royalties.

For the three months ended March 31, 2017, the Company received no revenues from newly-issued settlement and license agreements and for the three months ended March 31, 2016, the issuance of two new licenses accounted for approximately 93% of the Company’s total revenues and 100% of newly-issued license revenues.

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

Direct cost of revenues during the three months ended March 31, 2017 amounted to $451,762 and for the three months ended March 31, 2016, the direct cost of revenues amounted to $2,639,976. For the three months ended March 31, 2017, this represented a decrease of $2,188,214 or 83%. Direct costs of revenue include contingent payments to patent enforcement legal costs, patent enforcement advisors and inventors as well as various non-contingent costs associated with enforcing the Company’s patent rights and otherwise in developing and entering into settlement and licensing agreements that generate the Company’s revenue.  The decline in the direct cost of revenues was associated with no contingent counsel expenses and lower trial preparation expert expenses for the three months ended March 31, 2017, relative to the three months ended March 31, 2016 when two of the Company’s subsidiaries, Dynamic Advances and Signal, were preparing for trials early in the second quarter of 2016.

We incurred other operating expenses of $2,436,063 for the three months March 31, 2017 and $4,335,719 for the three months March 31, 2016.  For the three months ended March 31, 2017, this represented a decrease of $1,899,656 or 44%. These expenses primarily consisted of amortization of patents, general expenses, compensation to our officers, directors and employees, professional fees and consulting incurred in connection with the day-to-day operation of our business. Total other operating expenses declined for the three months ended March 31, 2017 relative to the same period in the prior year primarily as a result of declines in expenses associated with patent amortization and consulting costs and a patent impairment charge in the amount of $373,195 for the three months ended March 31, 2016 compared to no impairment charge for the three months ended March 31, 2017.

The operating expenses consisted of the following:

	Total Other Operating Expenses
	For the Quarter Ended March 31, 2017	For the Quarter Ended March 31, 2016

Amortization of patents(1)	$705,958	$2,025,899
Compensation and related taxes (2)	1,085,546	1,033,346
Consulting fees (3)	(28,779)	280,776
Professional fees (4)	425,686	405,493
Other general and administrative (5)	247,652	217,010
Patent Impairment (6)	-	373,195
Total	$2,436,063	$4,335,719

Non-cash other operating expenses for the three months ended March 31, 2017 and March 31, 2016 include non-cash other operating expenses totaling $748,862 and $2,951,779, respectively. Non-cash operating expenses consisted of the following:

	Non-Cash Operating Expenses
	For the Quarter Ended March 31, 2017	For the Quarter Ended March 31, 2016

Amortization of patents (1)	$705,958	$2,025,899
Compensation and related taxes (2)	181,337	424,807
Consulting fees (3)	(140,021)	117,691
Professional fees (4)	108	8,535
Other general and administrative (5)	1,480	1,652
Patent Impairment (6)	-	373,195
Total	$748,862	$2,951,779

(1)

Amortization of patents: Amortization expenses were $705,958 and $2,025,899 during the three months ended March 31, 2017 and 2016, respectively, a decrease of $1,319,941 or 65%. The decrease results from the expiration of some of the Company’s patents and lower book value associated with remaining patent portfolios following impairment charges taken over the last twelve months to some of the Company’s portfolios. When the Company acquires patents and patent rights, the Company capitalizes the cost of those assets and amortizes those costs over the remaining useful lives of the assets. All patent amortization expenses are non-cash expenses.

(2)

Compensation expense and related taxes: Compensation expense includes cash compensation and related payroll taxes and benefits, and non-cash equity compensation expenses. For the three months ended March 31, 2017 and 2016, respectively, compensation expense and related payroll taxes were $1,085,546 and $1,033,346, an increase of $52,200 or 5%. The increase in compensation primarily reflects both a higher average number of employees during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 and the termination of employees and payout of accrued paid-time-off during the three months ended March 31, 2017, offset by a decrease in non-cash equity-based compensation expenses. During the three months ended March 31, 2017 and 2016, we recognized non-cash employee and board equity-based compensation of $181,337 and $424,807, respectively. The decline in non-cash equity-based compensation expenses during the three months ended March 31, 2017 compared to the same period in 2016 resulted from the termination of options in 2016 held by former employees and board members and the completion of vesting of certain option grants issued when the Company’s stock was higher.

(3)

Consulting fees: For the three months ended March 31, 2017 and 2016, we incurred consulting fees of $(28,779) and $280,776, respectively, a decrease of $309,555 or 110%. Consulting fees include both cash and non-cash related consulting fees primarily for investor relations and public relations services as well as other consulting services.  The decline in consulting fees for the three months ended March 31, 2017 compared to the same period in the prior year was primarily the result of a credit associated with the mark to market of an option grant issued to a consultant, who no longer derives a majority of his compensation from the Company and the Company therefore must mark to market his option grant on a quarterly basis. Given the considerable decline in the Company’s stock price since the issuance of the grant, this resulted in a sizable credit. During the three months ended March 31, 2017 and 2016, we recognized non-cash equity-based consulting fees of $(140,021) and $117,691, respectively.

(4)

Professional fees:  For the three months ended March 31, 2017 and 2016, professional fees were $425,686 and $405,493, respectively, an increase of $20,193 or 5%.  Professional fees primarily reflect the costs of professional outside accounting fees, legal fees and audit fees.  The increase in professional fees for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 related to professional outside legal, accounting and audit fees resulting from costs associated with closing the Fortress restructuring transaction and the issuance of shares pursuant to the ATM offering. During the three months ended March 31, 2017 and 2016, we recognized non-cash equity based consulting fees of $108 and $8,535, respectively.

(5)

Other general and administrative expenses: For the three months ended March 31, 2017 and 2016, other general and administrative expenses were $247,652 and $217,010, respectively, an increase of $30,642 or 14%. General and administrative expenses reflect the other non-categorized operating costs of the Company and include expenses related to being a public company, rent, insurance, technology and other expenses incurred to support the operations of the Company.  The increase in general and administrative costs in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 resulted from an increase in these expenses, including opening offices in Germany and Luxembourg, initiating efforts in Asia and in support of the expansion of the operations of the Company and number of patents owned or managed in different world-wide jurisdictions.

(6)

Patent impairment: The Company recorded no impairment charges to its intangible assets during the three months ended March 31, 2017. However, based on the Company’s determination that the fair value of two of the Company’s portfolios were less than the carrying amounts at March 31, 2016, the Company took an impairment charge in the carrying value of the two portfolios in the amount of $373,195 for the three months ended March 31, 2016.

Operating Loss

We reported operating income (loss) from continuing operations of $(2,809,688) for the three months ended March 31, 2017 and operating income (loss) of $(4,916,019), for the three months ended March 31, 2016. For the three months ended March 31, 2017, this represented a reduction in the operating loss in the amount of $2,106,331. The decreased loss from operations during the three months ended March 31, 2017 relative to the same period in 2016 primarily resulted from decreases in cost of revenue, patent amortization and consulting fees, offset by lower revenue.

Other Expenses

Total other income (expenses) was $(867,594) for the three months ended March 31, 2017 and $(1,002,445) for the three months ended March 31, 2016. For the three months ended March 31, 2017, this represented a decrease in other income (expenses) of $134,848.  The principal component of the increase in the other income (loss) for the three months ended March 31, 2016 was a decrease in interest expenses, offset by higher foreign exchange losses and warrants expenses.

Income Tax Benefit

We recognized no income tax benefit for the three months ended March 31, 2017 following a decision to record a full valuation allowance for the Company’s deferred tax asset as of December 31, 2016.  For the three months ended March 31, 2016, the Company recognized an income tax benefit in the amount of $2,025,048.

Net Loss Available to Common Shareholders

We reported net income (loss) of $(3,606,646) for the three months ended March 31, 2017 and net income (loss) of $(3,893,413) for the three months ended March 31, 2016. For the three months ended March 31, 2017, this represented a reduction in the net loss in the amount of $286,767.

Non-GAAP Reconciliation

Non-GAAP earnings as presented in this Annual Report is a supplemental measure of our performance that is neither required by, nor presented in accordance with, U.S. generally accepted accounting principles (“US GAAP”). Non-GAAP earnings is not a measurement of our financial performance under US GAAP and should not be considered as alternative to net income, operating income, or any other performance measures derived in accordance with US GAAP, or as alternative to cash flow from operating activities as a measure of our liquidity. In addition, in evaluating Non-GAAP earnings, you should be aware that in the future we will incur expenses or charges such as those added back to calculate Non-GAAP earnings. Our presentation of Non-GAAP earnings should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items.

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

On a Non-GAAP basis, the Company’s recorded a Non-GAAP loss of $(2,423,244) for the three months ended March 31, 2017 compared to a Non-GAAP loss in the amount of $(2,359,650) for the three months ended March 31, 2016. The details of those expenses and non-GAAP reconciliation of these non-cash items are set forth below:

	Non-GAAP Reconciliation
	For the Quarter Ended March 31, 2017	For the Quarter Ended March 31, 2016
Net loss attributable to Marathon Patent Group, Inc. common shareholders	(3,606,646)	(3,893,413)
Non-GAAP
Amortization of intangible assets	705,958	2,025,899
Equity-based compensation	41,424	551,033
Impairment of intellectual property	-	373,195
Change in earn out liability	(13,879)	1,342
Warrant income (expense)	213,208	-
Non-cash interest expense	235,211	605,690
Deferred tax (benefit) / tax expense	-	(2,025,048)
Other	1,480	1,652
Non-GAAP net income (loss)	(2,423,244)	(2,359,650)

The below is a reconciliation to our US GAAP loss per common share, basic and diluted.

	Non-GAAP Reconciliation
	For the Quarter Ended March 31, 2017	For the Quarter Ended March 31, 2016
Non-GAAP net loss	$(2,423,244)	$(2,359,650)
Denominator
Weighted average common shares - Basic and Diluted	19,059,559	14,967,141
Non-GAAP loss per common share:
Non-GAAP loss - Basic and Diluted	$(0.13)	$(0.16)

The below is a reconciliation to our US GAAP loss per common share - basic and diluted:
Net loss attributable to Common Shareholders	$(3,606,646)	$(3,893,413)
Denominator
Weighted average common shares - Basic and Diluted	19,059,559	14,967,141
GAAP earnings (loss) per common share:
GAAP earnings (loss) - Basic and Diluted	$(0.19)	$(0.26)

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At March 31, 2017, the Company’s cash and cash equivalents balances totaled $493,452 compared to $4,998,314 at December 31, 2016.  The decrease in the cash balances of $4,504,861 resulted primarily from cash used in operations as well as posting of bonds for German litigations, repayment of accrued accounts payable and increase in prepaid expenses.

Net working capital increased by $6,837,161 to $(8,102,423) at March 31, 2017 from $(14,939,584) at December 31, 2016.  The increase in net working capital resulted primarily from the restructuring of the Fortress debt agreement, whereby the Company and Fortress agreed to a new amortization schedule for the repayment of the debt.  Under the new amortization schedule, the Company will pay interest-only for a period of 12 months from January 10, 2017 and then pay principal over the following thirty months. The effect of this was that short-term principal repayment obligations as of December 31, 2016 were moved to long-term liabilities upon the close of the restructuring on January 10, 2017.

Cash provided (used) in operating activities was $(4,668,501) during the three months ended March 31, 2017 and cash provided (used) in operating activities of $113,169 during the three months ended March 31, 2016.

Cash provided (used in) by investing activities was $(2,097) for both of the three months ended March 31, 2017 and for the three months ended March 31, 2016. The use of cash during the three months ended March 31, 2016 and the three months ended March 31, 2015 was solely related to the purchases of property, equipment and other non-patent intangible assets.

Cash provided (used in) by financing activities was 167,292 during the three months ended March 31, 2017 compared to cash used in financing activities in the amount of $(1,248,440) during the three months ended March 31, 2016.  Cash provided by financing activities for the three months ended March 31, 2017 resulted from proceeds from the sale of common stock issued pursuant to an ATM offering, offset by payments made for the acquisition of patents and other intangible assets.  Cash used in financing activities for the three months ended March 31, 2016 resulted from primarily from the repayment of Fortress debt.

At March 31, 2017, we had approximately $0.5 million in cash and cash equivalents and a working capital deficit of approximately $8.1 million.

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

Off-balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder’s equity or that are not reflected in our consolidated condensed financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2017, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of material weakness in our internal control over financial reporting, described below in Management’s Report on Internal Control Over Financial Reporting, our disclosure controls and procedures were not effective as of March 31, 2017, such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework in the 2013 COSO framework. During our assessment of the effectiveness of internal control over financial reporting as of March 31, 2017, management identified a material weakness with respect to the financial reporting and close process, resulting from a lack of segregation of duties within accounting functions and evidence of control review. Accordingly, management concluded that our internal controls over financial reporting were not effective as of March 31, 2017.

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

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In the normal course of our business of patent monetization, it is generally necessary for us to initiate litigation in order to commence the process of protecting our patent rights. Such litigation is expected to lead to a monetization event. Accordingly, we are, and in the future, expect to become, a party to ongoing patent enforcement related litigation alleging infringement by various third parties of certain patented technologies owned and/or controlled by us. Litigation is commenced by and managed through the subsidiary that owns the related portfolio of patents or patent rights. In connection with our enforcement activities, we are currently involved in multiple patent infringement cases. As of March 31, 2017, the Company is involved into a total of 15 lawsuits against defendants in the following jurisdictions:

United States
District of Delaware	5
Central District of California	1
Eastern District of Michigan	1

Foreign
Germany	8

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

Date: May 15, 2017

MARATHON PATENT GROUP, INC.

By:	/s/ Doug Croxall
Name: Doug Croxall
Title: Chief Executive Officer and Chairman
(Principal Executive Officer)

By:	/s/ Francis Knuettel II
Name: Francis Knuettel II
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)