Form 10-Q
period 2017-06-30
Marathon Patent Group, Inc.
filed 2017-08-14
CIK 1507605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [x]  No  [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  [x] No  [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☒

Large accelerated filer	[_]	Accelerated filer	[_]

Non-accelerated filer (Do not check if smaller reporting company)	[_]	Smaller reporting company Emerging growth company	[x] [x]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [_] No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 24,257,472 shares of common stock are issued and outstanding as of August 9, 2017.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, “Marathon Patent Group, Inc.,” “we,” “us,” “our” and similar terms refer to Marathon Patent Group, Inc., a Nevada corporation, and its subsidiaries.

Item 1. Financial Statements

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2017	December 31, 2016

ASSETS
Current assets:
Cash	$1,095,721	$4,998,314
Accounts receivable - net of allowance for bad debt of $387,976 as of June 30, 2017 and December 31, 2016	116,336	95,069
Bonds posted with courts	375,603	-
Note receivable	588,864	225,982
Prepaid expenses and other current assets, net of discounts of $2,659 for June 30, 2017 and $3,724 for December 31, 2016	128,718	202,067
Total current assets	2,305,242	5,521,432

Other assets:
Property and equipment, net of accumulated depreciation of $128,718 and $108,407 for June 30, 2017 and December 31, 2016	12,213	28,329
Intangible assets, net of accumulated amortization of $12,691,608 and $11,323,185 for June 30, 2017 and December 31, 2016	11,358,722	12,314,628

Other non current assets, net of discounts of $0 for June 30, 2017 and $797 for December 31, 2016	200,000	201,203
Goodwill	224,353	222,843
Total other assets	11,795,288	12,767,003

Total Assets	$14,100,530	$18,288,435

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,294,616	$7,217,078
Clouding IP earn out - current portion	81,930	81,930
Notes payable, net of discounts of $503,572 for June 30, 2017 and $852,404 for December 31, 2016	5,622,173	13,162,007
	10,998,719	20,461,015

Long-term liabilities
Notes Payable, net of discount of $1,302,129 for June 30, 2017 and $57,763 for December 31, 2016	11,499,723	4,670,502
Clouding IP earn out	1,386,203	1,400,082

Revenue share liability	1,225,000	1,000,000
Other long term liability	39,853	43,978
Total long-term liabilities	14,150,779	7,114,562

Total liabilities	25,149,498	27,575,577

Stockholders Deficit:
Preferred stock Series B, $.0001 par value, 100,000,000 shares authorized: 782,004 issued and outstanding at June 30, 2017 and December 31, 2016	78	78
Common stock, $.0001 par value; 200,000,000 shares authorized; 23,257,472 at June 30, 2017 and 18,552,472 at December 31, 2016	2,326	1,856
Additional paid-in capital	53,950,993	49,877,710
Accumulated other comprehensive (loss)	(933,245)	(1,060,390)
Accumulated deficit	(63,749,987)	(57,942,548)

Total Marathon Patent Group Stockholders Deficit	(10,729,834)	(9,123,294)

Non-controlling Interests	(319,134)	(163,848)

Total Equity	(11,048,968)	(9,287,142)

Total liabilities and stockholders’ equity	$14,100,530	$18,288,435

The accompanying notes are an integral part to these unaudited consolidated condensed financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	For The	For The	For The	For The
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Revenues	$368,800	$34,349,762	$446,937	$36,409,438

Expenses
Cost of revenues	1,024,078	15,467,763	1,479,486	18,107,740
Amortization of patents and website	639,887	1,961,411	1,345,846	3,987,310
Compensation and related taxes	760,542	1,120,924	1,846,088	2,154,270
Consulting fees	85,580	364,836	56,801	645,612
Professional fees	645,144	498,212	1,070,830	903,705
General and administrative	142,281	223,130	386,286	428,513
Goodwill impairment	-	83,000	-	83,000
Patent impairment	-	620,696	-	993,890
Total operating expenses	3,297,512	20,339,972	6,185,337	27,304,040

Operating income (loss) from operations	(2,928,712)	14,009,790	(5,738,400)	9,105,398

Other income (expenses)
Other income (expense)	913,357	(17,745)	898,532	(31,532)
Foreign exchange gain (loss)	102,913	(69,201)	17,050	(62,223)
Change in fair value adjustment of Clouding IP earn out	-	169,172	13,879	167,830
Warrant income (expense)	208,301	-	(4,907)	-
Interest income	621	931	1,862	1,862
Interest expense	(564,680)	(844,407)	(1,133,499)	(1,851,256)
Total other income (expenses)	660,512	(761,250)	(207,083)	(1,775,319)

Loss before benefit for income taxes	(2,268,200)	13,248,540	(5,945,483)	7,330,079

Income tax expense	(17,242)	(5,345,983)	(17,242)	(3,320,935)

Net income (loss)	(2,285,442)	7,902,557	(5,962,725)	4,009,144

Net loss attributable to non-controlling interests	84,650	3,722	155,286	3,722

Net income (loss) attributable to common shareholders	$(2,200,792)	$7,906,279	$(5,807,439)	$4,012,866

Income (loss) per common share:
Basic	$(0.10)	$0.53	$(0.28)	$0.27
Fully Diluted	$(0.10)	$0.49	$(0.28)	$0.25

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	22,566,648	14,994,697	20,822,791	14,980,919
Fully Diluted	22,566,648	16,031,564	20,822,791	16,017,786

Net loss	$(2,200,792)	$7,906,279	$(5,807,439)	$4,012,866
Other Comprehensive Loss:
Unrealized gain (loss) on foreign currency translation	126,062	(150,171)	127,144	97,256
Comprehensive loss	(2,074,730)	7,756,108	(5,680,295)	4,110,122
Less: comprehensive income related to non-controlling interest	84,650	3,722	155,286	3,722
Comprehensive loss attributable to Marathon Patent Group, Inc.	$(1,990,080)	$7,759,830	$(5,525,009)	$4,113,844

The accompanying notes are an integral part to these unaudited consolidated condensed financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Six	For The Six
	Months Ended	Months Ended
	June 30, 2017	June 30, 2016
Cash flows from operating activities:
Net loss	$(5,807,439)	$4,012,866
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	948	2,710
Amortization of patents and website	1,345,846	3,987,310
Deferred tax asset	-	3,547,856
Deferred tax liability	-	(275,490)
Impairment of intangible assets	-	993,890
Impairment of goodwill	-	83,000
Stock based compensation	183,356	1,062,200
Stock issued for services	-	136,000
Non-cash interest, discount, and financing costs	59,607	664,182
Change in fair value of Clouding earn out	(13,879)	(167,830)
Allowance for doubtful accounts	-	12,226

Non-controlling interest	(155,286)	(3,722)
Other non-cash adjustments	(120,703)	(104,899)
Changes in operating assets and liabilities
Accounts receivable	(21,267)	(2,718)
Bonds posted with courts	(375,603)	(518,455)
Prepaid expenses and other assets	(289,533)	165,301
Other non current assets	1,203	-
Accounts payable and accrued expenses	(1,922,462)	(469,660)

Net cash provided by (used in) operating activities	(7,115,212)	13,124,767

Cash flows from investing activities:
Acquisition of patents	-	(1,150,000)
Purchase of property, equipment, and other intangible assets	(4,194)	(6,291)
Net cash used in investing activities	(4,194)	(1,156,291)

Cash flows from financing activities:
Payment on note payable in connection with the acquisition of Medtech and Orthophoenix	-	(2,953,779)
Payment on Fortress note payable	-	(3,973,854)
Payment on 3Dnano license note payable	(100,000)	-
Cash received upon issuance of equity (net of issuance costs)	3,753,063	-
Issuance of Warrants	137,334	-
Medtronic note payable	600,000	-
3Dnano convertible notes payable	50,000	-
Payments on Siemen’s notes payable	(1,000,000)	-
Payments on notes payable to vendors	(125,000)	-
Payments on notes payable, net	(103,000)	(437,070)
Net cash provided by (used) in by financing activities	3,212,397	(7,364,703)

Effect of exchange rate changes on cash	4,416	(145)

Net increase (decrease in) in cash	(3,902,593)	4,603,628

Cash at beginning of period	4,998,314	2,555,151

Cash at end of period	$1,095,721	$7,158,779

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest expense	$456,917	$1,187,074
Taxes paid	$17,242	$27,682

Cash invested in 3DNano	$-	$115,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Revenue share liability incurred in conjunction with note payable	$225,000	$-
Warrant issued in conjunction with common stock issuance	$257,957	$-
Note payable issued in conjunction with the acquisition of Munitech patents	$-	$1,750,000
Convertible debt warrant repricing	$-	$6,425

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

Cash

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. The Company’s accounts held at this institution, up to a limit of $250,000, are insured by the Federal Deposit Insurance Corporation (“FDIC”). As of June 30, 2017, the Company had bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Accounts Receivable

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote.  At each of June 30, 2017 and December 31, 2016, the Company had recorded an allowance for bad debts in the amount of $387,976.  Accounts receivable, net at June 30, 2017 and December 31, 2016, amounted to $116,336 and $95,069, respectively.

Concentration of Revenue and Geographic Area

Revenue from the Company’s patent enforcement activities is considered United States revenue as any payments for licenses included in that revenue are for United States operations irrespective of the location of the licensee’s or licensee’s parent home domicile.

The Company had $265,000 in revenues from two newly issue licenses accounting for approximately 72% of the Company’s revenues during the three months ended June 30, 2017, and revenues from the five largest licenses accounted for approximately 99% of the Company’s revenues for the three months ended June 30, 2016, as set forth below. The Company derived these revenues from the one-time issuance of non-recurring, non-exclusive, non-assignable licenses. While the Company has a growing portfolio of patents, at this time, the Company expects that a significant portion of its future revenues will be based on one-time grants of similar non-recurring, non-exclusive, non-assignable licenses to a relatively small number of entities and their affiliates. Further, with the expected small number of firms with which the Company enters into license agreements, and the amount and timing of such license agreements, the Company also expects that its revenues may be highly variable from one period to the next.

For the Three Months Ended June 30, 2017			For the Three Months Ended June 30, 2016

Licensor	License Amount	% of Revenue	Licensor	License Amount	% of Revenue
Munitech IP S.a.r.l.	$200,000	54%	Dynamic Advances, LLC	$24,900,000	72%

Signal IP, Inc.	$65,000	18%	Orthophenix, LLC	$4,500,000	13%

			Orthophenix, LLC	$3,750,000	11%

			Orthophenix, LLC	$600,000	2%

			Signal IP, Inc.	$310,000	1%

	Total	72%		Total	99%

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

Also, since the settlement element and license element for past and future use are the Company’s major central business, the Company presents these two elements as one revenue category in its statement of operations. The Company does not expect to provide licenses that do not provide some form of settlement or release. Revenue from newly issued patent licenses activities accounted for 72% and 99% of the Company’s revenues for the three months ended June 30, 2017 and June 30, 2016, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets of $128,718 and $202,067 at June 30, 2017 and December 31, 2016, respectively, consist primarily of costs paid for future services, which will occur within a year. Prepaid expenses include prepayments in cash and equity instruments for public relation services, business advisory, consulting, and prepaid insurance, which are being amortized over the terms of their respective agreements.

Bonds Posted With Courts

Under certain circumstances related to litigations in Germany, the Company is either required to or may decide to enter a bond with the courts.  As of June 30, 2017 and December 31, 2016, the Company had outstanding bonds in the amount of $375,603 and $0, respectively.  These bonds were entered into in Germany upon the filing of cases in the Company’s Munitech portfolio in Germany during the three months ended March 31, 2017 and the difference in the balance of the litigation bonds at December 31, 2016 compared to June 30, 2017 is attributable to the placement of these bonds with the German court.

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

On May 10, 2016, the Company entered into an executive employment agreement with Erich Spangenberg pursuant to which Mr. Spangenberg became the Company’s Director of Acquisitions, Licensing and Strategy. Mr. Spangenberg resigned on August 3, 2017 and has been engaged as a consultant by the Company.

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

At June 30, 2017, and December 31, 2016, ‘‘Other noncurrent assets’’ in the Balance Sheets consist of a note receivable from an entity controlled by one of the Company’s employees that are uncollateralized. The note receivable does not carry interest and is repayable to the Company at the earlier of March 31, 2022 or based on certain milestones. The note receivable balance have been classified as current assets because the Company believes that it will be collected within one year from the Balance Sheet dates.

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

Clouding IP earn out liability was determined as a Level 3 liability, which requires an assessment of fair value at each period end by using discounted cash flow as a valuation technique using unobservable inputs, such as revenue and expenses forecasts, timing of proceeds, and discount rate. Based on reassessment of fair value as of June 30, 2017, the Company determined that there was no reduction in either the Clouding IP earn out liability or the carrying value of the Clouding IP intangible assets during the three and six months ended June 30, 2017.

Under certain circumstances related to litigations in Germany, the Company is either required to or may decide to enter a bond with the courts. As of June 30, 2017 and December 31, 2016, the Company had outstanding bonds in the amount of $375,603 and $0, respectively. The Company adjusted the value as of June 30, 2017 of the bonds, relative to value as of March 31, 2017, in an amount of $23,956 to reflect changes to the exchange rate between the Euro and the US Dollar.

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

Basic and Diluted Net Loss per Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding, as they would be anti-dilutive. The Company has options to purchase 2,725,404 shares of common stock, warrants to purchase 4,731,573 shares of common stock, convertible notes convertible into 66,667 shares of Common Stock outstanding and 782,004 shares of Series B Convertible Preferred Stock convertible into 782,004 shares of Common Stock outstanding at June 30, 2017, which were excluded from the computation of diluted shares outstanding, as they would have had an anti-dilutive impact on the Company’s net loss.

The following table sets forth the computation of basic and diluted loss per share:

	For the Three Months Ended June 30, 2017	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016
Net income (loss) attributable to Common shareholders	$(2,200,792)	$7,906,279	$(5,807,439)	$4,012,866

Denominator
Weighted average common shares - Basic	22,566,648	14,994,697	20,822,791	14,980,919
Weighted average common shares - Diluted	22,566,648	16,031,564	20,822,791	16,017,786

Earnings (loss) per common share:
Earnings (loss) - Basic	$(0.10)	$0.53	$(0.28)	$0.27
Earnings (loss) - Diluted	$(0.10)	$0.49	$(0.28)	$0.25

Intangible Assets - Patents

Intangible assets include patents purchased and patents acquired in lieu of cash in licensing transactions. The patents purchased are recorded based on the cost to acquire them and patents acquired in lieu of cash are recorded at their fair market value. The costs of these assets are amortized over their remaining useful lives. Useful lives of intangible assets are periodically evaluated for reasonableness and the assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may no longer be recoverable. The Company did not record an impairment charge to its intangible assets during the three and six months ended June 30, 2017, compared to an impairment charge associated with the end of life of a number of the Company’s portfolios during the three and six months ended June 30, 2016 in the amounts of $620,696 and $993,890, respectively.

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

For the three and six months ended June 30, 2017, the Company recorded no impairment charge to its goodwill and for the three and six months ended June 30, 2016, the Company recorded impairment to its Goodwill in the amount of $83,000 and $83,000, respectively.

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

For the three and six months ended June 30, 2017 and June 30, 2016, the Company recorded no impairment charge to its other intangible assets.

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

The Company did not record any impairment charges on its long-lived assets during the three and six months ended June 30, 2017 and June 30, 2016.

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

For the three and six months ended June 30, 2017, the expected forfeiture rate was 12.75%, which resulted in an expense of $19,498 and $48,634, for the three and six months ended June 30, 2017, respectively, recognized in the Company’s compensation expenses. For the three and six months ended June 30, 2016, the expected forfeiture rate was 11.03%, which resulted in an expense of $12,477 and $27,262 for the three and six months ended June 30, 2016, respectively, recognized in the Company’s compensation expenses. The Company will continue to re-assess the impact of forfeitures if actual forfeitures increase in future quarters.

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

Liquidity and Capital Resources

At June 30, 2017, we had approximately $1.1 million in cash and cash equivalents and a working capital deficit of approximately $8.7 million.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU provides clarity about which changes to the terms or conditions of a share-based payment award require the application of modification accounting. Specifically, ASU 2017-09 clarifies that changes to the terms or conditions of an award should be accounted for as a modification unless all of the following are met: 1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified, 2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified and 3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. ASU 2017-09 is effective for annual reporting periods beginning after December 15, 2017 and early adoption is permitted. The Company does not expect the adoption of ASU 2017-09 to significantly impact its accounting for share-based payment awards, as changes to awards’ terms and conditions subsequent to the grant date are unusual and infrequent in nature.

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

The Company paid Clouding IP (i) $1.4 million in cash, (ii) $1.0 million in the form of a promissory note issued by the Company that would have matured on October 31, 2014, (iii) 25,000 shares of its restricted common stock valued at $281,000 and (iv) fifty percent (50%) of the net recoveries (gross revenues minus certain defined expenses) in excess of $4.0 million in net revenues that the Company makes with respect to the patents purchased from Clouding IP. The Company valued the Common Stock at the fair market value on the date of the Interests Sale Agreement at $11.24 per share or $281,000 and the promissory note was paid in full prior to October 31, 2014. The revenue share under item (iv) above was booked as an earn out liability on the balance sheet in accordance with the appraisal of the consideration and intangible value. As of June 30, 2017 and December 31, 2016, the fair value of the earn out liability was $1,468,133 and $1,482,012, respectively. The Company booked a payable to the sellers pursuant to the earn out liability in the amount of $2,148,000 at September 30, 2014, based on license agreements entered into during the quarter. No further amount is owed until the Company generates additional revenue, if any, from the Clouding patents.

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

The Clouding IP earn out liability was determined to be a Level 3 liability, which requires fair assessment of fair value at each period end by using a discounted cash flow model as the valuation methodology, using unobservable inputs, such as revenue and expenses forecasts, timing of proceeds, and discount rates. Based on the reassessment of fair value as of June 30, 2016, the Company determined the Clouding IP earn out liability to be $81,930 (current portion) and $1,386,203 (long-term portion), which was unchanged from the fair value as of ended March 31, 2017.

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

Pursuant to the terms of the PPA, Motheye paid no determined cash consideration, but is required to pay a percentage of net recoveries in excess of a reserve threshold on behalf of Motheye.

After evaluating the facts and circumstances of the purchase, the Company determined that this was an asset purchase. In coming to its conclusion, the Company reviewed the status of the assets, the historical activity and the absence of any employees, licensing activity, vendors associated with the patents, any royalties, and any other assets other than the patents.

On June 14, 2017, following a decision by the Company not to enforce the Motheye patent, Motheye entered into an agreement whereby the patent held in Motheye was assigned back to the seller of the portfolio.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets include patents purchased and patents acquired in lieu of cash in licensing transactions. Patents purchased are recorded based at their acquisition cost and patents acquired in lieu of cash are recorded at their fair market value. Intangible assets consisted of the following:

	June 30, 2017	December 31, 2016

Intangible Assets	$24,050,330	$23,637,813
Accumulated Amortization & Impairment	(12,691,608)	(11,323,185)

Intangible assets, net	$11,358,722	$12,314,628

Intangible assets are comprised of patents with estimated useful lives between approximately 1 to 16 years. Once placed in service, the Company will amortize the costs of intangible assets over their estimated useful lives on a straight-line basis. During the three and six months ended June 30, 2017, respectively, the Company capitalized a total of $0 and $0 in patent acquisition costs and during the three and six months ended June 30, 2016, respectively, the Company capitalized a total of $2,900,000 and $2,900,000 in patent acquisition costs. Costs incurred to acquire patents, including legal costs, are also capitalized as long-lived assets and amortized on a straight-line basis with the associated patent. Amortization of patents is included as an operating expense as reflected in the accompanying consolidated condensed statements of operations. The Company assesses fair market value for any impairment to the carrying values.  The Company did not record an impairment charge to its intangible assets during the three and six months ended June 30, 2017, compared to an impairment charge associated with the end of life of a number of the Company’s portfolios during the three and six months ended June 30, 2016 in the amounts of $620,696 and $993,890, respectively.

Patent amortization expense for the three and six months ended June 30, 2017 was $639,887 and $1,345,846, respectively, and for the three and six months ended June 30, 2016, patent amortization expense was $1,961,411 and $3,987,310, respectively.  All patent amortization expense figures are net of foreign currency translation adjustments. Future amortization of intangible assets, net of foreign currency translation adjustments is as follows:

2017	$1,018,300
2018	1,932,854
2019	1,849,273
2020	1,539,520
2021	1,370,920
2022 and thereafter	3,647,855
Total	$11,358,722

As of June 30, 2017, our operating subsidiaries owned 293 patents, as set forth below, and had economic rights to over 10,000 additional patents, both of which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries. In the aggregate, the earliest date for expiration of a patent in the Company’s patent portfolio has passed (the patent is expired, but patent rules allow for six-year look-back for royalties), the median expiration date for patents in the Company’s portfolio is January 13, 2021, and the latest expiration date for a patent in any of the Company’s patent portfolios is July 29, 2033.  A summary of the Company’s patent portfolios is as follows:

Subsidiary	Number of Patents	Earliest Expiration Date	Median Expiration Date	Latest Expiration Date	Subject Matter
Bismarck IP Inc.	2	1/21/2018	1/21/2018	1/22/2018	Communication and PBX equipment
Clouding Corp.	30	3/19/2017	3/6/2021	5/29/2029	Network and data management
CRFD Research, Inc.	5	5/25/2021	9/17/2021	8/19/2023	Web page content translator and device-to-device transfer system
Cyberfone Systems, LLC	3	11/11/2017	6/7/2019	6/7/2020	Telephony and data transactions
Dynamic Advances, LLC	2	11/6/2021	3/4/2024	7/1/2026	Natural language interface
E2E Processing, Inc.	4	4/27/2020	11/17/2023	7/18/2024	Manufacturing schedules using adaptive learning
Hybrid Sequence IP, Inc.	1	7/7/2017	7/7/2017	7/7/2017	Asynchronous communications
Loopback Technologies, Inc.	5	7/9/2017	5/11/2019	8/27/2022	Automotive
Magnus IP	50	1/27/2023	9/27/2025	12/9/2031	Network Management/Connected Home Devices
Medtech Group Acquisition Corp.	54	Expired	7/30/2018	8/9/2029	Medical technology
Motheye Technologies	1	6/7/2021	6/7/2021	6/7/2021	Optical Networking
Munitech IP	150	9/24/2017	6/26/2021	4/5/2027	W-CDMA and GSM cellular technology
Sampo IP, LLC	3	3/13/2018	12/1/2019	11/16/2023	Centrifugal communications
Signal IP, Inc.	3	2/5/2017	8/28/2020	8/6/2022	Automotive
TLI Communications, LLC	6	6/17/2017	6/17/2017	6/17/2017	Telecommunications
Traverse Technologies	19	2/27/2022	2/25/2029	7/29/2033	Li-Ion Battery/High Capacity Electrodes
Vantage Point Technology, Inc.	7	2/19/2017	11/12/2017	3/2/2019	Computer networking and operations
		Median	08/28/20

On June 14, 2017, Motheye Technologies, LLC (“Motheye”), one of the Company’s wholly-owned subsidiaries, entered into an agreement whereby the patent held in Motheye was assigned back to the seller of the portfolio.

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

On April 12, 2017, pursuant to an amendment entered into on March 6, 2017 to the settlement agreement entered into on October 29, 2015 between the Company and Dominion Harbor, the Company issued 125,000 shares of common stock to Dominion Harbor. In connection with this transaction, the Company valued the shares at the quoted market price on the date of grant at $0.83 per share or $103,750.

On April 18, 2017, the Company entered into a securities purchase agreement (the “April Purchase Agreement”) with certain institutional investors for the sale of an aggregate of 3,800,000 shares of the Company’s common stock at a purchase price of $0.70 per share and warrants to purchase 2,280,000 shares of common stock at a purchase price of $0.83 per share.

On April 24, 2017, the Company issued one of its vendors 30,000 shares of Common Stock in exchange for cancellation of the vendor’s outstanding invoices.  In connection with this transaction, the Company valued the shares at the quoted market price on the date of grant at $0.83 per share or $24,897.

Common Stock Warrants

Pursuant to the sales of securities underlying the Purchase Agreement entered into on December 9, 2016, the Company issued a warrant to the underwriter (“Underwriter’s Warrant”) to purchase 174,100 shares of Common Stock on December 9, 2016. The Underwriter’s Warrant has an exercise price of $1.73 per share. In addition, in a series of issuances in January 2017, the Company issued warrants to the investors (“Investor Warrants”) pursuant to the Purchase Agreement to purchase 1,740,995 shares of the Company’s Common Stock. The Investor Warrants have an exercise price of $1.70 per share. The warrants were issued in a series of transaction during January 2017 and were valued based on the Black-Scholes model, using the strike price of $1.70 per share, market prices ranging from $1.75 to $2.13 per share, an expected term of 3.25 years, volatility ranging from 38% to 39%, based on the average volatility of comparable companies over the comparable prior period, and a discount rate as published by the Federal Reserve ranging from 1.50% to 1.56%. The Company reviewed the issuance of the Underwriter and Investor Warrants and determined that pursuant to ASC 480 and ASC 815, the Underwriter and Investor Warrants should be classified as a liability and marked to market every reporting period. Following acceptance by the SEC of the Company’s registration statement registering these warrants, the warrants were reclassified from a liability to equity.

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

Pursuant to the sales of securities underlying the April Purchase Agreement entered into on April 18, 2017, the Company issued a warrant to the underwriter (“Underwriter’s Warrant”) to purchase 57,000 shares of Common Stock. The Underwriter’s Warrant has an exercise price of $0.77 per share. In addition, also associated with the April Purchase Agreement, the Company issued warrants to the investors (“April Investor Warrants”) pursuant to the Purchase Agreement to purchase 2,280,000 shares of the Company’s Common Stock. The Investor Warrants have an exercise price of $0.83 per share. The Investor Warrants were valued based on the Black-Scholes model, using the strike price of $0.77 per share, an expected term of 2.5 years, volatility of 39%, based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve of 1.60%. The Underwriter’s Warrant was valued based on the Black-Scholes model, using the strike price of $0.83 per share, an expected term of 3.25 years, volatility of 38%, based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve of 1.72%. The Company reviewed the issuance of the Underwriter and Investor Warrants and determined that pursuant to ASC 480 and ASC 815, the Underwriter and Investor Warrants should be classified as equity.

At June 30, 2017, the Company had warrants outstanding to purchase 4,731,573 shares of Common Stock with a weighted average remaining life of 4.88 years. A summary of the status of the Company’s outstanding stock warrants and changes during the period then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Balance at December 31, 2016	466,078	$3.79	3.25
Granted	4,265,495	1.22	5.11
Cancelled	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Balance at June 30, 2017	4,731,573	$1.48	4.88

Warrants exercisable at June 30, 2017	466,078
Weighted average fair value of warrants granted during the period		$0.11

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

At June 30, 2017, there was a total of $399,167 of unrecognized compensation expense related to non-vested option-based compensation arrangements entered into during the year.  A summary of the stock options as of June 30, 2017 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
Balance at December 31, 2016	3,526,136	$4.46	6.80
Granted	-	-	-
Cancelled	-	-	-
Forfeited	790,732	4.18	-
Exercised	-	-	-
Balance at June 30, 2017	2,725,404	$4.26	6.19

Options Exercisable at June 30, 2017	2,326,238	$4.39	5.77
Options expected to vest	399,166	$3.88	8.66
Weighted average fair value of options granted during the period		$-

NOTE 6 – DEBT, COMMITMENTS AND CONTINGENCIES

Debt consists of the following:

	Maturity	Interest	June 30,	December 31,
	Date	Rate	2017	2016

Senior secured term notes	9-Jul-20	LIBOR + 9.75%	$15,835,900	$15,620,759
Less: debt discount			(1,805,701)	(1,425,167)
Total senior-term notes, net of discount			$14,030,199	$14,195,592

	Maturity	Interest	June 30,	December 31,
	Date	Rate	2017	2016

Convertible Note	10-Oct-18	11%	$500,000	$500,000

	Maturity	Late	June 30,	December 31,
	Date	Fee	2017	2016
iRunway trade payable	On Demand	1.5% per month	$191,697	$191,697

	Maturity	Interest	June 30,	December 31,
	Date	Rate	2017	2016
Note payable	31-Jan-17	NA	$-	$103,000

	Maturity	Interest	June 30,	December 31,
	Date	Rate	2017	2016
Siemens	30-Sep-17	NA	$750,000	$1,672,924

	Maturity	Interest	June 30,	December 31,
	Date	Rate	2017	2016
Dominion Harbor	15-Oct-17	NA	$-	$125,000

	Maturity	Interest	June 30,	December 31,
	Date	Rate	2017	2016
Oil & Gas	On Demand	NA	$1,000,000	$944,296

	Maturity	Interest	June 30,	December 31,
	Date	Rate	2017	2016
3dnano Convertible Note	1-Jan-18	15%	$50,000	$-

	Maturity	Interest	June 30,	December 31,
	Date	Rate	2017	2016
Medtech Note	1-May-18	NA	$600,000	$-

	Maturity	Interest	June 30,	December 31,
	Date	Rate	2017	2016
3dnano Liscense Fee	31-Jan-17	NA	$-	$100,000

	June 30, 2017	December 31, 2016
Total	$17,121,896	$17,832,509
Less: current portion	(5,622,173)	(13,162,007)
Total, net of current portion	$11,499,723	$4,670,502

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

The terms of the Fortress Warrant provide that until January 29, 2020, the Warrant may be exercised for cash or on a cashless basis. Exercisability of the Fortress Warrant is limited if, upon exercise, the holder would beneficially own more than 4.99% of the Company’s Common Stock. The exercise price of the warrant is $7.44 and the warrant fair value was determined to be $318,679 utilizing the Black-Scholes model, with the fair value of the warrants recorded as additional paid-in capital and reducing the carrying value of the Notes. As of June 30, 2017 and December 31, 2016, the unamortized discount on the Notes was $1,805,701 and $1,425,167, respectively.

Senior Secured Term Note Amendment

On January 10, 2017  the Company and certain of its subsidiaries entered into the Amended and Restated Revenue Sharing and Securities Purchase Agreement (“ARRSSPA”) with DBD Credit Funding LLC, under which the Company and DBD amended and restated the Revenue Sharing and Securities Purchase Agreement dated January 29, 2015 (the “Original Agreement”) pursuant to which (i) Fortress purchased $20,000,000 in promissory notes, of which $15,835,900 is outstanding as of June 30, 2017, (ii) an interest in the Company’s revenues from certain activities and warrants to purchase 100,000 shares of the Company’s common stock. The ARRSSPA amends and restates the Original Agreement to provide for (i) the sale by the Company of a $4,500,000 promissory note (the “New Note”) and (ii) the insurance of additional warrants to purchase 187,500 shares of common stock (the “New Warrant”). Pursuant to the ARRSSPA, Fortress acquired an increased revenue stream right to certain revenues generated by the Company through monetization of our patent portfolio (“Monetization Revenues”). The ARRSSPA increases the revenue stream basis to $1,225,000. The ARRSSPA provides for the potential issuance of up to $7,500,000 of additional notes (the “Additional Notes”), of which not more than $3,750,000 shall be made prior to June 30, 2017 and of which not more than $3,750,000 shall be made available during the period following June 30, 2017 and on or prior to December 31, 2017 and not more than two such issuances shall occur under the ARRSSPA.

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

As of June 30, 2017 and December 31, 2016, the outstanding balances were $15,835,900 and $15,620,759, respectively.

Convertible Note

In two transactions, on October 9, 2014 and October 16, 2014, the Company sold an aggregate $5,550,000 of principal amount of convertible notes (“Convertible Notes”) along with two-year warrants to purchase 129,499 shares of the Company’s Common Stock. The Convertible Notes are convertible into shares of the Company’s Common Stock at $7.50 per share and the Warrants have an exercise price of $8.25 per share. The Notes mature on October 10, 2018 and bear interest at the rate of 11% per annum, payable quarterly in cash on each of the three, six, nine and twelve-month anniversaries of the issuance date and on each conversion date. The Notes may become secured by a security interest granted to the holder in certain future assets under certain circumstances.  In the event the Company’s Common Stock trades at a price of at least $27.00 per share for four out of eight trading days, the Notes will be mandatorily converted into Common Stock of the Company at the then applicable conversion price per share. The Company repaid the Convertible Notes for all but one holder in early 2015, and the balance was $500,000 as of June 30, 2017 and December 31, 2016, respectively.

iRunway

The Company converted a set of outstanding invoices related to work performed by one of the Company’s vendors to a short-term payable whereby the Company agreed to pay iRunway over time for the open invoices, subject to a payment schedule as defined. To the extent that the Company does not make payments according to that schedule, the remaining balance accrues interest at 1.5% per month. As of June 30, 2017 and December 31, 2016, principal in the amount of $191,697 and $191,697, respectively, remained outstanding and the Company expects to repay the open balance during the year ended December 31, 2017.

Note Payable

The Company entered into a short-term advance with an officer related to funds the Company was transferring from its European subsidiaries. The advance carried no interest and as of June 30, 2017 and December 31, 2016, the outstanding balance was $0 and $103,000, respectively.

Siemens Purchase Payment

The Company entered into a purchase agreement to acquire ownership of certain patents.  As part of the purchase agreement, the Company agreed to certain future payments of cash consideration.  The payment obligation bears no interest and as of June 30, 2017 and December 31, 2016, the outstanding balances were $750,000 and $1,672,924, respectively, with the remaining balance expected to be made by September 30, 2017.

Dominion Harbor Settlement Note

The Company entered into a settlement agreement with Dominion Harbor, a former licensing agent for some of the Company’s subsidiaries, on October 29, 2015 whereby the Company agreed to issue 300,000 shares of the Company’s Common Stock to Dominion Harbor and make eight (8) payments of $25,000 each ending on October 15, 2017.  The shares issued to Dominion Harbor were valued at the quoted market price on the date of the grant of $1.71 per share or $513,000. As of June 30, 2017 and December 31, 2016, $0 and $125,000, respectively, remained outstanding, following an agreement between the Company and Dominion wherein the Company paid $25,000 and issued 125,000 shares of Common Stock to Dominion in full resolution of the outstanding obligaiton.

Oil & Gas Purchase Payment

The Company entered into a purchase agreement to acquire monetization rights to certain patents. As part of the purchase agreement, the Company agreed to certain future payments of cash consideration. The payment obligation bears no interest and as of June 30, 2017 and December 31, 2016, the Company had an outstanding obligation for purchase of certain Siemens patents in the net amount of $1,000,000 and $944,296, respectively, with such payments expected to be made by December 31, 2017.

3D Nano Purchase Payment

3D Nano entered into a license and purchase agreement with HP Inc. (“HP”) to acquire the rights to use if 3D Nano chooses, the right to exercise an option to acquire, ownership of certain patents, trade secrets and other intellectual property (the “Technology”). As part of the purchase agreement, the Company agreed to license the Technology for two payments of $100,000 each, with the first payment made in April 2016 and the second payment due by January 31, 2017. Under the original agreemnent, the payment obligations bear no interest and as of June 30, 2017 and December 31, 2016, 3D Nano had an outstanding obligation in the amount of $0 and $100,000, respectively. On May 1, 2017, 3D Nano entered into an amendment with HP whereby the agreement was extended for two years. While 3D Nano does not have the obligation under the amendment to make additional payments, should 3D Nano desire to do so, payments in the amount of $100,000 in each of 2018 and 2019 would be due to HP for the agreement to remain in effect.

Medtech Note

On May 31, 2017, the Company entered into a note payable with Medtronic, Inc. (“Medtronic”), the original owner of the patents in the Company’s Medtech portfolio, whereby the Company agreed to pay Medtronic a total of $750,000 in ten equal monthly installments for patent enforcement related expenses incurred by Medtronic.  The note payable carries no interest and as of June 30, 2017 and December 31, 2016, the outstanding balance, following two payments of $75,000 each in May and June 2017, was $600,000 and $0, respectively.

Total Future Minimum Principal Payments

Future minimum principal payments for all items set forth above are as follows:

2017	$2,446,561
2018	7,208,368
2019	6,058,367
2020	3,214,301
Total	$18,927,597

Office Lease

In October 2013, the Company entered into a net-lease for its current office space in Los Angeles, California.  The lease will commence on May 1, 2014 and runs for seven years through April 30, 2021, with monthly lease payment escalating each year of the lease.  In addition, to paying a deposit of $7,564 and the monthly base lease cost, the Company is required to pay pro rata share of operating expenses and real estate taxes.  Under the terms of the lease, the Company will not be required to pay rent for the first five months but must remain in compliance with the terms of the lease to continue to maintain that benefit.  In addition, the Company has a one-time option to terminate the lease in the 42th month of the lease.  Minimum future lease payments under this lease at June 30, 2017, for the next five years are as follows:

2017 (Six Months)	$36,162
2018	74,540
2019	77,872
2020	81,336
2021	27,504
Total	$297,414

NOTE 7 – SUBSEQUENT EVENTS

On July 17, 2017, the Company received a written notification from the NASDAQ Stock Market LLC (“Nasdaq”) indicating that Nasdaq has determined to grant the Company an extension until October 17, 2017 to regain compliance with Nasdaq Listing Rule 5550(b)(1) (the “Rule”), which requires companies to maintain stockholders’ equity of at least $2.5 million.

On July 17, 2017, the Company and the purchasers (the “Holders”) of securities in the Company’s April 21, 2017 offering (the “Offering”) entered into separate exchange agreements (the “Agreements”).  Under the terms of the Agreements, the Holders agreed to exchange warrants to purchase 2,280,000 shares of the common stock for 2,394,000 shares of common stock of the Company (the “Exchange Shares”) and waived and terminated their rights to participate in or approve any future offering of securities by the Company and other matters related to the Company.  Holders maintain their rights to Exercise the Warrants until the Exchange has been approved by the Company’s shareholders. Under NASDAQ Rule 5635(d) the Company is required to obtain shareholder approval prior to issuing the Exchange Shares (“Shareholder Approval”).

On August 3, 2017, the Company entered into a First Amendment to Amended and Restated Revenue Sharing and Securities Purchase Agreement and Restructuring Agreement (the “First Amendment and Restructuring Agreement”) with DBD Credit Funding LLC, an affiliate of Fortress Investment Group, LLC (referred to as “Fortress”) to restructure and replace the obligations of the Company under that certain Amended and Restated Revenue Sharing and Securities Purchase Agreement (as it may be amended, restated, supplemented or otherwise modified from time to time, the “Amended and Restated Agreement”), dated January 10, 2017, which was originally entered into by the Company and Fortress on January 29, 2015. Pursuant to the First Amendment and Restructuring Agreement, certain intellectual property owned by the Company and originally purchased by the Company from various parties (the “IP”) is to be assigned to one or more newly created special purpose entities (the “SPE”) as elected by Fortress, which SPE is under the management and control of an affiliate of Fortress (the “IP Monetization Manager”). All Monetization Revenues arising from the IP shall be paid to an account that is under the sole and exclusive control of the Collateral Agent as the IP Monetization Manager. In addition, until the Restructuring, the Company shall be responsible for the expenses associated with the maintenance, prosecution and enforcement of the IP, or Maintenance Fees, and for any expenses associated with the pursuit of monetization activities relating to the IP (any such funding by Fortress, the “Cash Advances”). Following the occurrence of the Restructuring, the SPE shall be responsible for any Maintenance Fees arising following the Restructuring. In addition, the First Amendment and Restructuring Agreement modifies the revenue share provided for in the Amended and Restated Agreement such that all proceeds from the Monetization Activities will be applied as follows: (i) first, to pay for certain third party expenses incurred by the Company, Fortress or third party brokers in relation to the Monetization Activities, (ii) second, to Fortress, as the Collateral Agent, to pay any outstanding expenses of the Collateral Agent which have not been advanced by Fortress as Cash Advances, (iii) third, to Fortress to pay the Note Obligations until paid in full, (iv) fourth, to Fortress, as the Purchaser, until Fortress has received an amount equal to the sum of (x) 150% of reimbursement of any Cash Advances by Fortress pursuant to the Restructuring Agreement plus (y) the accrued management fee of $2.45 million per annum plus 10% of any Cash Advances, plus (z) $24.5 million less any amounts paid to Fortress under the Amended and Restated Agreement after January 10, 2017, and (v) fifth, after all of the foregoing payment obligations are satisfied, 55% to Fortress and 45% to the Company.

On August 3, 2017, Erich Spangenberg resigned as an employee of the Company, effective immediately, and the Company and Mr. Spangeberg entered into a consulting agreement whereby Mr. Spangenberg will continue to advise the Company with respect to the monetization of its patent assets.

On August 7, 2017, the Company entered into an exchange agreement (the “Exchange Agreement”) with the holder (the “Holder”) of a convertible promissory note, dated October 16, 2014 (the “Note”), issued by the Company in the aggregate principal amount of $500,000.  Pursuant to the Exchange Agreement, the Holder agreed to exchange the Note, together with interest, in the amount of $2,750 due and payable thereon and relinquish any and all rights thereunder, for five hundred and two thousand seven hundred and fifty (502,750) shares of the Company’s newly authorized Series D Convertible Preferred Stock, par value $0.0001 per share (the “Series D Preferred Shares”).  Each Series D Preferred Share is initially convertible into five (5) shares of  our common stock in accordance with the terms of the Certificate of Designation Of Rights, Powers, Preferences, Privileges And Restrictions of The 0% Series D Convertible Preferred Stock (the “Series D Certificate of Designation”). On August 7, 2017, the Holder exercised their right to convert 200,000 shares of Series D Preferred Shares.

On August 13, 2017, Richard Chernicoff and Richard Tyler resigned as members of the Company’s Board of Directors, effective immediately.  Mr. Chernicoff and Mr. Tyler’s resignations were not the result of any disagreement with respect to the Company’s operations, policies or practices.  They were replaced by Merrick Okamoto and David Lieberman.

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

Overview

We acquire patents and patent rights from owners or other ventures and seek to monetize the value of the patents through litigation and licensing strategies, alone or with others.  Part of our acquisition strategy is to acquire or invest in patents and patent rights that cover a wide-range of subject matter which allows us to seek the benefits of a diversified portfolio of assets in differing industries and countries.  Generally, the patents and patent rights that we seek to acquire have large identifiable targets who are or have been using technology that we believe infringes our patents and patent rights.  We generally monetize our portfolio of patents and patent rights by entering into license discussions, and if that is unsuccessful, initiating enforcement activities against any infringing parties with the objective of entering into comprehensive settlement and license agreements that may include the granting of non-exclusive retroactive and future rights to use the patented technology, a covenant not to sue, a release of the party from certain claims, the dismissal of any pending litigation and other terms.  Our strategy has been developed with the expectation that it will result in a long-term, diversified revenue stream for the Company. As of June 30, 2017, we owned 293 patents and had economic rights to over 10,000 additional patents, both of which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.

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

Revenue from newly issued patent licenses activities accounted for 72% and 99% of the Company’s revenues for the three months ended June 30, 2017 and June 30, 2016, respectively.

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

Intangible Asset - Patents

Intangible assets include patents purchased and patents acquired in lieu of cash in licensing transactions. The patents purchased are recorded based on the cost to acquire them and patents acquired in lieu of cash are recorded at their fair market value. The costs of these assets are amortized over their remaining useful lives. Useful lives of intangible assets are periodically evaluated for reasonableness and the assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may no longer be recoverable. The Company did not record an impairment charge to its intangible assets during the three and six months ended June 30, 2017, compared to an impairment charge associated with the end of life of a number of the Company’s portfolios during the three and six months ended June 30, 2016 in the amounts of $620,696 and $993,890, respectively.

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

For the three and six months ended June 30, 2017, the Company recorded no impairment charge to its goodwill and for the three and six months ended June 30, 2016, the Company recorded impairment to its Goodwill in the amount of $83,000 and $83,000, respectively.

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

For the three and six months ended June 30, 2017 and June 30, 2016, the Company recorded no impairment charge to its other intangible assets.

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

The Company did not record any impairment charges on its long-lived assets during the three and six months ended June 30, 2017 and June 30, 2016.

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

For the three and six months ended June 30, 2017, the expected forfeiture rate was 12.75%, which resulted in an expense of $19,498 and $48,634, for the three and six months ended June 30, 2017, respectively, recognized in the Company’s compensation expenses. For the three and six months ended June 30, 2016, the expected forfeiture rate was 11.03%, which resulted in an expense of $12,477 and $27,262 for the three and six months ended June 30, 2016, respectively, recognized in the Company’s compensation expenses. The Company will continue to re-assess the impact of forfeitures if actual forfeitures increase in future quarters.

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

Liquidity and Capital Resources

At June 30, 2017, we had approximately $1.1 million in cash and cash equivalents and a working capital deficit of $8.7 million.

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

Results of Operations

For the Three and Six Months Ended June 30, 2017 and 2016

We generated revenues of $368,800 and $446,937 during the three and six months ended June 30, 2017 as compared to $34,349,762 and $36,409,438 during the three and six months ended June 30, 2016.  For the three and six months ended June 30, 2017, this represented a decrease of $33,980,962 or 99% and $35,962,501 or 99%, respectively. On an absolute basis, revenue for the three and six months ended June 30, 2017 was derived from both the issuance of two one-time patent licenses and recurring royalties and for the three and six months ended June 30, 2016 revenue was primarily derived from the issuance of one-time patent licenses with the remainder of the revenue derived from recurring royalties.  The decrease in revenue from 2016 to 2017 resulted from fewer, smaller license agreements following the Company’s largest period of revenues in 2016.

Revenues from the issuance of one-time licenses to certain of the Company’s patent portfolios accounted for approximately 72% and 59% of our revenues for the three months and six ended June 30, 2017 and 100% and 99% for the three and six months ended June 30, 2016, respectively. For the three months ended June 30, 2017, revenues from two settlement and license agreements accounted for approximately 72% of the Company’s revenues, whereas revenues from the five largest settlement and license agreements accounted for 99% of the Company’s revenue for the comparable period ending June 30, 2016.

Direct cost of revenues during the three and six months ended June 30, 2017 amounted to $1,024,078 and $1,479,486, respectively and for the three and six months ended June 30, 2016, the direct cost of revenues amounted to $15,467,763 and $18,107,740, respectively. For the three and six months ended June 30, 2017, this represented a decrease of $14,443,685 or 93% and $16,628,254 or 92%, respectively. Direct costs of revenue include contingent payments to patent enforcement legal costs, patent enforcement advisors and inventors as well as various non-contingent costs associated with enforcing the Company’s patent rights and otherwise in developing and entering into settlement and licensing agreements that generate the Company’s revenue.  For the three and six months ended June 30, 2017, the Company had lower contingent fee costs associated with lower levels of revenue.  Direct cost of revenues were 178% and 230%, respectively, for the three and six months ended June 30, 2016 and direct costs of revenues were 45% and 50%, respectively, for the comparable periods in 2016.  The higher direct cost of revenues in 2017 relative to 2016 result from lower levels of revenue in 2017 relative to the same period in 2016 as well as costs associated filing new infringement cases in Germany.

We incurred other operating expenses of $2,273,434 and $4,705,851 for the three and six months June 30, 2017, respectively and $4,872,209 and $9,196,300 for the three and six months ended June 30, 2016, respectively.  For the three and six months ended June 30, 2017, this represented a decrease in other operating expenses of $2,598,775 or 47% and $4,490,449 or 51%, respectively. These expenses primarily consisted of amortization of patents, general expenses, compensation to our officers, directors and employees, professional and consulting fees incurred in connection with the day-to-day operation of our business and patent and goodwill impairment charges.  The year over year decline in other operating expenses for the three and six months ended June 30, 2017 resulted from declines every expense category other than Other General and Administrative, which increased for both periods in 2017 compared to 2016.

The operating expenses consisted of the following:

	Total Other Operating Expenses		Total Other Operating Expenses
	For the Three Months Ended June 30, 2017	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016

Amortization of patents(1)	$639,887	$1,961,411	$1,345,846	$3,987,310
Compensation and related taxes (2)	760,542	1,120,924	1,846,088	2,154,270
Consulting fees (3)	85,580	364,836	56,801	645,612
Professional fees (4)	645,144	498,212	1,070,830	903,705
Other general and administrative (5)	142,281	223,130	386,286	428,513
Goodwill impairment (6)	-	83,000	-	83,000
Patent Impairment (7)	-	620,696	-	993,890
Total	$2,273,434	$4,872,209	$4,705,851	$9,196,300

Operating expenses for the three and six months ended June 30, 2017 include non-cash operating expenses totaling $783,821 and $1,532,685, respectively, and for the three and six month ended June 30, 2016, the Company incurred non-cash operating expenses of $3,326,155 and $6,271,933, respectively. Non-cash operating expenses consisted of the following:

	Non-Cash Operating Expenses		Non-Cash Operating Expenses
	For the Three Months Ended June 30, 2017	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016

Amortization of patents (1)	$639,887	$1,961,411	$1,345,846	$3,987,310
Compensation and related taxes (2)	135,940	482,640	317,277	901,447
Consulting fees (3)	5,883	156,572	(134,138)	274,263
Professional fees (4)	108	8,552	217	17,087
Other general and administrative (5)	2,003	13,284	3,483	14,936
Goodwill impairment (6)	-	83,000	-	83,000
Patent Impairment (7)	-	620,696	-	993,890
Total	$783,821	$3,326,155	$1,532,685	$6,271,933

(1)         Amortization of intangibles and depreciation: Amortization expenses associated with patents and the Company’s website were $639,887 and $1,345,846 during the three and six months ended June 30, 2017, respectively, a decrease of $1,321,524 or 67% and $2,641,464 or 67% relative to the three and six months ended June 30, 2016. The decrease results from the partial or full impairment of numerous of the Company’s portfolios reducing the carrying fair value and the related amortization expenses. When the Company acquires patents and patent rights, the Company capitalizes the cost of those assets and amortizes those costs over the remaining useful lives of the assets. All patent amortization expenses are non-cash expenses.

(2)         Compensation expense and related taxes: Compensation expense includes cash compensation and related payroll taxes and benefits, and non-cash equity compensation expenses. For the three and six months ended June 30, 2017, respectively, compensation expense and related payroll taxes were $760,542 and $1,846,088, a decrease of $360,382 or 32% and 308,182 or 14% relative to the three and six months ended June 30, 2016. The decrease in compensation for the three and six months ended June 30, 2017 primarily reflects lower headcount following a staff reduction during the first quarter of 2017. We recognized non-cash employee and board equity based compensation of $135,940 and $317,277, respectively, for the three and six months ended June 30, 2017 and $482,640 and $901,477, respectively, for the three and six months ended June 30, 2016.

(3)         Consulting fees: For the three and six months ended June 30, 2017, respectively, we incurred consulting fees of $85,580 and $56,801. This represented decreases in the amount of $279,256 or 77% and $588,811 or 91% compared to the three and six months ended June 30, 2016. Consulting fees include both cash and non-cash related consulting fees primarily for investor relations, public relations and general consulting services.  The decrease during the three months ended June 30, 2017 reflects a reduction in activity related to the acquisition of new portfolios and a reduction in expenses associated with consultants.  The decrease in consulting for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was a result of the lower level of activity described above for the three months ended June 30, 2017, as well as a credit recognized during the three months ended March 31, 2017 associated with the mark to market of an option grant issued to a consultant who no longer derives a majority of his compensation from the Company.  As a result, the Company must mark to market his option grant on a quarterly basis, and given the considerable decline in the Company’s stock price since the issuance of the grant, this resulted in a sizable credit. During the three ended June 30, 2017, we recognized non-cash equity based consulting expenses of $5,883 and during the six months ended June 30, 2017, we recognized a non-cash equity based consulting credit of $134,138. During the three and six months ended June 30, 2016, we recognized non-cash equity-based consulting expenses of $156,572 and $274,263, respectively.

(4)         Professional fees:  For the three and six months ended June 30, 2017, we incurred professional fees of $645,144 and $1,070,830, respectively, an increase of $146,932 or 29% and $167,125 or 18% over the comparable periods in 2016.  Professional fees primarily reflect the costs of professional outside accounting fees, legal fees and audit fees.  The increase in professional fees for the three and six months ended June 30, 2017 over the three and six months ended June 30, 2016 relate to higher professional outside legal, accounting and audit fees resulting from the costs associated with closing the Fortress restructuring in January 2017 and the equity issuance in April 2017. During the three and six months ended June 30, 2017, we recognized non-cash equity-based professional expenses of $108 and $217, respectively, compared to non-cash equity-based professional expenses of $8,552 and $17,087, respectively, during the same periods in 2016.

(5)         Other general and administrative expenses: For the three and six months ended June 30, 2017, we incurred other general and administrative expenses of $142,281 and $386,286, respectively, a decrease of $80,849 or 36% and $42,227 or 10% over the comparable periods in 2016. General and administrative expenses reflect the other non-categorized operating costs of the Company and include expenses related to being a public company, rent, insurance, technology and other expenses incurred to support the operations of the Company. During the three and six months ended June 30, 2017, we recognized non-cash equity based other G&A expenses of $2,003 and $3,483, respectively, compared to non-cash equity-based other G&A expenses of $13,284 and $14,936, respectively, during the same periods in 2016.

(6)         Goodwill impairment: For the three and six months ended June 30, 2017, there was no impairment of goodwill. Based on the Company’s decision to end of life one of its portfolios, the Company took an impairment charge during the three and six months ended June 30, 2016 in the carrying value of the related goodwill in the amount of $83,000.

(7)         Patent impairment: For the three and six months ended June 30, 2017, there was no impairment of the carrying value of the Company’s patents. Based on changes in the expected timing of proceeds from the Clouding portfolio, as well as the impairment of one portfolio during the three months ended June 30, 2016 and two portfolios during the three months ended March 31, 2016, the Company took impairment charges for three and six months June 30, 2016 in the carrying value of the Company’s patents assets in the amount of $620,696 and 993,890, respectively.

We reported operating income (loss) of $(2,928,712) and $(5,738,400) for the three and six months ended June 30, 2017 and operating income (loss) of $14,009,790 and 9,105,398, for the three and six months ended June 30, 2016.  For the three and six months ended June 30, 2017, this represented a decrease in operating income of $16,938,502 and 14,843,798, respectively. The decreased income from operations in 2017 relative to 2016 was primarily attributable to lower revenue, higher direct cost of revenues as a percentage of revenue, only partially offset by lower cash and non-cash operating expenses.

Other Income (Expenses)

Total other income (expenses) was $660,512 and $(207,083) for the three and six months ended June 30, 2017, respectively, and $(761,250) and $(1,775,319) for the three and six months ended June 30, 2016, respectively. For the three and six months ended June 30, 2016, this represented an increase in other income of $1,421,762 and $1,568,236, respectively.

Income Tax Benefit (Expense)

We recognized no income tax benefit for the three and six months ended June 30, 2017 following a decision to record a full valuation allowance for the Company’s deferred tax asset as of December 31, 2016.  For the three and six months ended June 30, 2016, the Company recognized no income tax benefit as a result of the Company’s profit.  We recognized an income tax expense for the three and six months ended June 30, 2017 in the amounts of $(17,242) and $(17,242), respectively and $(5,345,983) and $(3,320,935) for the three and six months ended June 30, 2016, respectively.

Net Income (Loss)

We reported net income (loss) of $(2,285,442) and $(5,962,725) for the three and six months ended June 30, 2017, respectively, and net income (loss) of $7,902,557 and $4,009,144 for the three and six months ended June 30, 2016, respectively.  For the three and six months ended June 30, 2017, this represented a decrease in the net income of $10,187,999 and $9,971,839, respectively.

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

On a Non-GAAP basis, the Company’s recorded a Non-GAAP loss of $(2,088,631) and $(4,497,051) for the three and six months ended June 30, 2017, respectively, compared to Non-GAAP earnings in the amount of $16,467,737 and $14,108,086 for the three and six months ended June 30, 2016. The details of those expenses and non-GAAP reconciliation of these non-cash items are set forth below:

	Non-GAAP Reconciliation		Non-GAAP Reconciliation
	For the Three Months Ended June 30, 2017	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016
Net income (loss) attributable to Common Shareholders	$(2,200,792)	$7,906,279	$(5,807,439)	$4,012,866
Non-GAAP
Amortization of intangible assets & depreciation	640,364	1,961,411	1,346,794	3,987,310
Equity-based compensation	141,931	647,764	183,356	1,198,797
Impairment of intangible assets	-	703,696	-	1,076,890
Change in the fair value of the clouding IP liability	-	(169,172)	(13,879)	(167,830)
Warrant (income) expense, net	(208,301)	-	4,907	-
Non-cash other (Income) expense, net	(913,357)	-	(898,532)	-
Non-cash interest expense	449,998	58,492	685,209	664,182
Deferred tax benefit	-	5,345,983	-	3,320,935
Other	1,526	13,284	2,535	14,936
Non-GAAP earnings (loss)	$(2,088,631)	$16,467,737	$(4,497,049)	$14,108,086

The following table sets forth the computation of basic and diluted loss per share on a Non-GAAP basis:

	Non-GAAP Reconciliation		Non-GAAP Reconciliation
	For the Three Months Ended June 30, 2017	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016
Non-GAAP net income (loss)	$(2,088,631)	$16,467,737	$(4,497,049)	$14,108,086

Denominator
Weighted average common shares - Basic	22,566,648	14,994,697	20,822,791	14,980,919
Weighted average common shares - Diluted	22,566,648	16,031,564	20,822,791	16,017,786

Non-GAAP earnings (loss) per common share:
Non-GAAP earnings (loss) - Basic	$(0.09)	$1.10	$(0.22)	$0.94
Non-GAAP earnings (loss) - Diluted	$(0.09)	$1.03	$(0.22)	$0.88

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At June 30, 2017, the Company’s cash balances totaled $1,095,721 compared to $4,998,314 at December 31, 2016.  The decrease in the cash balances of $3,902,593 resulted primarily from net cash used in operations, offset by cash received upon the issuance of equity.

The net working capital deficit declined by $6,226,106 to $(8,693,477) at June 30, 2017 from $(14,939,583) at December 31, 2016.  The increase in net working capital resulted primarily from a reduction in the Company’s accounts payable as well as the restructuring of the Fortress debt, as part of which, the obligation to make principal payments were deferred for one year, moving a majority of the Company’s short-term debt to long-term debt.

Cash provided (used) in operating activities was $(7,115,212) during the six months ended June 30, 2017 and cash provided (used) in operating activities of was $13,124,767 during the six months ended June 30, 2016. The difference between the six months ended June 30, 2016, during which the Company generated cash from operating activities, and the six months ended June 30, 2017, during which the Company used cash in operating activities, is largely tied to the much lower level of revenues during the six months ended June 30, 2017 as compared to the comparable period in 2016.

Cash provided (used) in investing activities was $(4,194) for the six months ended June 30, 2017 compared to $(1,156,291) cash used in investing activities for the six months ended June 30, 2016. The use of cash during the six months ended June 30, 2017 was solely related to the purchases of property, equipment and other non-patent intangible assets and cash used during the six months ended June 30, 2016 was primarily the acquisition of new patent portfolios.

Cash provided (used) in financing activities was $3,212,397 during the six months ended June 30, 2017 compared to cash provided (used) in financing activities in the amount of $(7,364,703) during the six months ended June 30, 2016.  Cash provided by financing activities for the six months ended June 30, 2017 resulted from the issuance of equity, offset by the repayment of some outstanding debt. Cash used in financing activities for the six months ended June 30, 2016 resulted from the repayment of notes payable related to the acquisition of the Medtech portfolios, the repayment of principal on the Fortress debt and the repayment of other minor debt obligations.

Management is uncertain that the balance of cash and cash equivalents of $1,095,721 at June 30, 2017 is sufficient to continue to fund the Company’s operations through at least the next twelve months.  The Company’s operations are subject to various risks and there is no assurance that changes in the operations of the Company will not require the Company to raise additional cash sooner than planned in order to continue uninterrupted operations.  In that event, the Company would seek to raise additional capital from the sale of the Company’s securities, from borrowing or from other sources.  Should the Company seek to raise capital from the issuances of its securities, such transactions would be subject to the risks of the market for the Company’s securities at the time.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2017, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of material weakness in our internal control over financial reporting, described below in Management’s Report on Internal Control Over Financial Reporting, our disclosure controls and procedures were not effective as of June 30, 2017, such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework in the 2013 COSO framework. During our assessment of the effectiveness of internal control over financial reporting as of June 30, 2017, management identified a material weakness with respect to the financial reporting and close process, resulting from a lack of segregation of duties within accounting functions and evidence of control review. Accordingly, management concluded that our internal controls over financial reporting were not effective as of June 30, 2017.

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

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In the normal course of our business of patent monetization, it is generally necessary for us to initiate litigation in order to commence the process of protecting our patent rights. Such litigation is expected to lead to a monetization event. Accordingly, we are, and in the future, expect to become, a party to ongoing patent enforcement related litigation alleging infringement by various third parties of certain patented technologies owned and/or controlled by us. Litigation is commenced by and managed through the subsidiary that owns the related portfolio of patents or patent rights. In connection with our enforcement activities, we are currently involved in multiple patent infringement cases. As of June 30, 2017, the Company is involved into a total of 11 lawsuits against defendants in the following jurisdictions:

United States
District of Delaware	5
Eastern District of Michigan	1

Foreign
Germany	5

Marathon Patent Group, Inc. and Clouding Corp. are currently defendants in a lawsuit captioned as Symantec Corporation v. IP Navigation Group, LLC; Clouding IP, LLC, et al., Los Angeles County Superior Court, Case No.:  BC640931.  Symantec alleges the following causes of action against Marathon and Clouding in the First Amended Complaint:  fraudulent misrepresentation; interference with contractual relations; violation of Business and Professions Code section 17200, et seq.; and accounting.  A Post Mediation Status Conference is scheduled for January 24, 2018 (although the parties have not discussed mediation or any other form of alternative dispute resolution).  A Final Status Conference is scheduled for March 16, 2018.  Trial of the matter is scheduled to commence on March 26, 2018.

On October 13, 2016, Liner LLP (“Liner”), a law firm, filed an arbitration request seeking payment of outstanding legal fees invoiced by Liner to Signal IP, Inc., a wholly-owned subsidiary of the Company.  The Company filed a counter-claim against Liner for legal malpractice and obtained the appointment of three arbitrators to handle the matter.  At that time, Liner began engaging in settlement negotiations.  The parties are finalizing the settlement negotiations and anticipate complete resolution within 60 days.

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

Date: August 14, 2017

MARATHON PATENT GROUP, INC.

By:	/s/ Doug Croxall
Name: Doug Croxall
Title: Chief Executive Officer and Chairman
(Principal Executive Officer)

By:	/s/ Francis Knuettel II
Name: Francis Knuettel II
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)