Form 10-Q
period 2017-09-30
Marathon Patent Group, Inc.
filed 2017-11-20
CIK 1507605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _______to______

MARATHON PATENT GROUP, INC.

(Exact Name of Registrant as Specified in Charter)

Nevada	001-36555	01-0949984
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

11100 Santa Monica Blvd., Ste. 380 Los Angeles, CA	90025
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 703-232-1701

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. [X]

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller reporting company Emerging growth company	[X] [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 8,747,931 shares of common stock are issued and outstanding as of November 14, 2017.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, “Marathon Patent Group, Inc.,” “we,” “us,” “our” and similar terms refer to Marathon Patent Group, Inc., a Nevada corporation, and its subsidiaries. Unless otherwise indicated, the per share information has been adjusted to reflect the four for one reverse stock split that went into effect on October 30, 2017 (the “Reverse Split”).

Item 1. Financial Statements

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2017	December 31, 2016

ASSETS
Current assets:
Cash	$122,172	$4,998,314
Restricted Cash	3,919,718	-
Total cash	4,041,890	4,998,314
Accounts receivable - net of allowance for bad debt of $387,976 and $387,976 for September 30, 2017 and December 31, 2016	123,630	95,069
Note receivable	588,864	225,982
Prepaid expenses and other current assets, net of discounts of $2,659 for September 30, 2017 and $3,724 for December 31, 2016	108,878	202,067
Total current assets	4,863,262	5,521,432

Other assets:
Property and equipment, net of accumulated depreciation of $133,224 and $108,407 for September 30, 2017 and December 31, 2016	9,803	28,329
Intangible assets, net of accumulated amortization of $12,813,915 and $11,323,185 for September 30, 2017 and December 31, 2016	7,590,213	12,314,628
Other non current assets, net of discounts of $797 for December 31, 2016	-	201,203
Goodwill	228,401	222,843
Total other assets	7,828,417	12,767,003

Total Assets	$12,691,679	$18,288,435

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,954,836	$7,217,078
Clouding IP earn out - current portion	32,637	81,930
Revenue share liability	1,225,000	-
Warrant liability	2,411,750	-
Notes payable, net of discounts of $5,837,363 and $852,404 for September 30, 2017 and December 31, 2016	15,582,156	13,162,007
	21,206,379	20,461,015

Long-term liabilities
Notes Payable, net of discount of $57,763 for December 31, 2016	-	4,670,502
Clouding IP earn out	681,175	1,400,082
Revenue share liability	-	1,000,000
Other long term liability	37,236	43,978
Total long-term liabilities	718,411	7,114,562

Total liabilities	21,924,790	27,575,577

Stockholders' Deficit:
Preferred stock Series B, $.0001 par value, 50,000,000 shares authorized: 195,501 issued and outstanding at September 30, 2017 and December 31, 2016	78	78
Common stock, $.0001 par value; 200,000,000 shares authorized; 7,776,016 and 4,638,118 at September 30, 2017 and December 31, 2016	3,111	1,856
Additional paid-in capital	61,833,077	49,877,710
Accumulated other comprehensive income (loss)	(450,623)	(1,060,390)
Accumulated deficit	(70,427,472)	(57,942,548)

Total Marathon Patent Group stockholders' equity	(9,041,829)	(9,123,294)

Noncontrolling interests	(191,282)	(163,848)

Total deficit	(9,233,111)	(9,287,142)

Total liabilities and stockholders' deficit	$12,691,679	$18,288,435

The accompanying notes are an integral part to these unaudited consolidated condensed financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended 30-Sep-17	For the Three Months Ended 30-Sep-16	For the Nine Months Ended 30-Sep-17	For the Nine Months Ended 30-Sep-16

Revenues	$162,713	$43,113	$609,650	$36,452,551

Expenses
Cost of revenues	64,836	1,094,378	1,544,322	19,202,118
Amortization of patents and website	457,419	2,030,886	1,803,264	6,018,196
Compensation and related taxes	1,871,946	1,252,571	3,718,034	3,406,841
Consulting fees	133,018	257,420	189,819	903,032
Professional fees	616,125	432,496	1,686,955	1,336,201
General and administrative	213,130	183,771	599,416	612,284
Goodwill impairment	-	-	-	83,000
Patent impairment	723,218	5,531,383	723,218	6,525,273
Total operating expenses	4,079,692	10,782,905	10,265,028	38,086,945

Operating loss from continuing operations	(3,916,979)	(10,739,792)	(9,655,378)	(1,634,394)

Other income (expenses)
Other income (expense)	2,252,886	(37,116)	3,151,418	(68,647)
Foreign exchange (loss)	(480,240)	(175,850)	(463,191)	(238,073)
Loss on debt extinguishment	(283,237)	-	(283,237)	-
Loss on sale of company	(1,519,875)	-	(1,519,875)	-
Change in fair value adjustment of Clouding IP earn out	754,321	1,954,378	768,200	2,122,208
Warrant income (expense)	(1,909,879)	-	(1,914,786)	-
Interest income	931	931	2,793	2,793
Interest expense	(1,283,223)	(649,065)	(2,416,722)	(2,500,321)
Total other income (expenses)	(2,468,316)	1,093,278	(2,675,400)	(682,040)

Loss from continuing operations before benefit for income taxes	(6,385,295)	(9,646,514)	(12,330,778)	(2,316,434)

Income tax benefit (expense)	(12,191)	3,347,909	(29,433)	26,974

Net Income (loss)	(6,397,486)	(6,298,605)	(12,360,211)	(2,289,460)

Net income (loss) attributable to Noncontrolling interests	(280,000)	24,195	(124,714)	27,918

Net (loss) attributable to common shareholders	$(6,677,486)	$(6,274,410)	$(12,484,925)	$(2,261,542)

Income (loss) per common share:
Basic	$(1.06)	$(1.67)	$(2.24)	$(0.61)
Diluted

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,270,299	3,761,786	5,564,465	3,736,213

Net loss	$(6,677,486)	$(6,274,410)	$(12,484,925)	$(2,261,542)
Other comprehensive loss:
Unrealized gain on foreign currency translation	482,622	209,159	609,768	306,411
Comprehensive loss	(6,194,864)	(6,065,251)	(11,875,157)	(1,955,131)
Less: comprehensive income (loss) related to non-controlling interest	(280,000)	24,195	(124,714)	27,918
Comprehensive loss attributable to Marathon Patent Group, Inc.	$(6,474,864)	$(6,041,056)	$(11,999,871)	$(1,927,213)

The accompanying notes are an integral part to these unaudited consolidated condensed financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Nine Months Ended September 30, 2017	For The Nine Months Ended September 30, 2016
Cash flows from operating activities:
Net loss	$(12,484,924)	$(2,261,542)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,248	3,780
Amortization of patents and website	1,803,264	6,018,196
Deferred tax asset	-	531,757
Deferred tax liability	-	(638,268)
Loss on sale of companies	-	-
Warrant liability	-	-
Impairment of intangible assets	704,678	6,525,273
Impairment of goodwill	-	83,000
Stock based compensation	1,523,187	1,541,615
Stock issued for services	-	136,000
Non-cash interest, discount, and financing costs	(4,397,381)	952,231
Change in fair value of Clouding earnout	(768,200)	(2,122,198)
Allowance for doubtful accounts	-	12,226
Beneficial conversion feature	4,017,729	-
Noncontrolling interest	(27,435)	(27,918)
Other non-cash adjustments	182,024	96,996
Changes in operating assets and liabilities
Accounts receivable	(28,561)	43,763
Bonds posted with courts	-	883,695
Prepaid expenses and other assets	(269,693)	(6,652)
Other non current assets	201,203	-
Accounts payable and accrued expenses	(5,262,242)	(557,832)

Net cash and restricted cash provided by (used in) operating activities	(14,805,103)	11,214,122

Cash flows from investing activities:
Acquisition of patents	-	(3,552,656)
Disposal of patents	2,771,757	-
Purchase of property, equipment, and other intangible assets	(6,291)	(8,387)
Net cash provided by (used in) investing activities	2,765,466	(3,561,043)

Cash flows from financing activities:
Payment on note payable in connection with the acquisition of Medtech and Orthophoenix	-	(2,953,779)
Payment on Fortress note payable	(63,286)	(5,379,105)
Payment on 3D Nano license note payable	(100,000)	-
Cash received upon issuance of equity (net of issuance costs)	5,158,906	-
Issuance of warrants	2,549,084	-
Issuance of convertible notes payable	5,500,000
Medtronic note payable	600,000	-
Payment of Medtronic note payable	(600,000)
Payments on Seimens notes payable	(1,750,000)	-
Payments on notes payable to vendors	(125,000)	-
Payments on notes payable, net	(103,000)	(578,804)
Net cash provided (used in) by financing activities	11,066,704	(8,911,688)

Effect of exchange rate changes on cash	16,509	(1,592)

Net decrease in cash	(956,424)	(1,260,201)

Cash at beginning of period	4,998,314	2,555,151

Cash and restricted cash at end of period	$4,041,890	$1,294,950

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest expense	$368,923	$1,187,074
Taxes paid	$29,433	$27,682
Cash invested in 3D Nano	$-	$115,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Revenue share liability incurred in conjunction with note payable	$225,000	$-
Warrant issued in conjunction with common stock issuance	$257,957	$-
Note payable issued in conjunction with the acquisition of Munitech patents	$-	$1,755,635
Note payable issued in conjunction with the acquisition of GE patent	-	1,000,000
Note payable issued in conjunction with the acquisition of 3D Nano license	-	200,000

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

On July 18, 2017, shareholders of record holding a majority of the outstanding voting capital of the Company approved a reverse stock split of the Company’s issued and outstanding common stock by a ratio of not less than one-for-four and not more than one-for-twenty-five, with such ratio to be determined by the Board of Directors, in its sole discretion. On October 25, 2017, the reverse stock split ratio of one (1) for four (4) basis was approved by the Board of Directors. On October 30, 2017, the Company filed a certificate of amendment to its Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada in order to effectuate a reverse stock split of the Company’s issued and outstanding common stock, par value $0.0001 per share on a one (1) for four (4) basis.

On September 6, 2017, the Board of Directors approved and adopted, subject to shareholder approval on or prior to September 6, 2018, the Company’s 2017 Equity Incentive Plan. The Company’s 2017 Equity Incentive Plan was approved by the shareholders of the Company at a special meeting held on September 29, 2017.

All share and per share values for all periods presented in the accompanying consolidated financial statements have been retroactively adjusted to reflect the Reverse Split.

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

Cash

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation and restricted cash, held in escrow pursuant to the terms of the Unit Purchase Agreement entered into on August 14, 2017, with another financial institution that is also insured by the Federal Deposit Insurance Corporation. The Company’s accounts held at this institution, up to a limit of $250,000, are insured by the Federal Deposit Insurance Corporation (“FDIC”). As of September 30, 2017, the Company had bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Accounts Receivable

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At each of September 30, 2017 and December 31, 2016, the Company had recorded an allowance for bad debts in the amount of $387,976 and $387,976, respectively. Accounts receivable, net at September 30, 2017 and December 31, 2016, amounted to $123,630 and $95,069, respectively.

Concentration of Revenue and Geographic Area

Revenue from the Company’s patent enforcement activities is considered United States revenue as any payments for licenses included in that revenue are for United States operations irrespective of the location of the licensee’s or licensee’s parent home domicile.

The Company had $0 in revenues from newly issued patent licenses for both the three months ended September 30, 2017 and the three months ended September 30, 2016. The revenue for the three months ended September 30, 2017 is attributable to a non-enforcement technology access license for one of the Company’s subsidiaries and running royalties from the Company’s Medtech portfolio and for the three months ended September 30, 2016, the revenue is attributable to running royalties from the Company’s Medtech portfolio.

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

Also, since the settlement element and license element for past and future use are the Company’s major central business, the Company presents these two elements as one revenue category in its statement of operations. The Company does not expect to provide licenses that do not provide some form of settlement or release. There was no revenue from newly issued patent licenses for the three months ended September 30, 2017 and September 30, 2016, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets of $108,878 and $202,067 at September 30, 2017 and December 31, 2016, respectively, consist primarily of costs paid for future services, which will occur within a year. Prepaid expenses include prepayments in cash and equity instruments for public relation services, business advisory, consulting, and prepaid insurance, which are being amortized over the terms of their respective agreements.

Bonds Posted with Courts

Under certain circumstances related to litigations in Germany, the Company is either required to or may decide to enter a bond with the courts. As of September 30, 2017 and December 31, 2016, the Company had no outstanding bonds posted with the German courts.

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

On May 13, 2013, we entered into a nine-year advisory services agreement (the “Advisory Services Agreement”) with IP Navigation Group, LLC (“IP Nav”), of which Erich Spangenberg is founder and former Chief Executive Officer. Mr. Spangenberg is an affiliate of the Company. The terms of the Advisory Services Agreement provide that, in consideration for its services as intellectual property licensing agent, the Company will pay to IP Navigation Group, LLC between 10% and 20% of the gross proceeds of certain licensing campaigns in which IP Navigation Group, LLC acts as intellectual property licensing agent.

On November 18, 2013, we entered into a consulting agreement with Jeff Feinberg (“Feinberg Agreement”), pursuant to which we agreed to grant Mr. Feinberg 25,000 shares of our restricted Common Stock, 50% of which shall vest on the one-year anniversary of the Feinberg Agreement and the remaining 50% of which shall vest on the second-year anniversary of the Feinberg Agreement. Mr. Feinberg is the trustee of The Feinberg Family Trust and holds voting and dispositive power over shares held by The Feinberg Family Trust, which is a 10% beneficial owner of our Common Stock.

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

●	Pursuant to the DA Agreement, the Company acquired 100% of the limited liability company membership interests of Dynamic Advances, LLC, a Texas limited liability company, in consideration for: (i) two cash payments of $2,375,000, one payment due at closing and the other payment was due on or before June 30, 2014, with such second payment being subject to increase to $2,850,000 if not made on or before June 30, 2014; and (ii) 97,750 shares of the Company’s Series B Convertible Preferred Stock. The remaining cash payment was made on April 1, 2015 and is fully paid. Under the terms of the DA Agreement, TechDev and SFF are entitled to possible future payments for a maximum consideration of $250,000,000 pursuant to the Pay Proceeds Agreement described below.

●	Pursuant to the IP Liquidity Agreement, the Company acquired 100% of the limited liability company membership interests of IP Liquidity Ventures, LLC, a Delaware limited liability company, in consideration for: (i) two cash payments of $2,375,000, one payment due at closing and the other payment was due on or before June 30, 2014, with such second payment being subject to increase to $2,850,000 if not made on or before June 30, 2014; and (ii) 97,750 shares of the Company’s Series B Convertible Preferred Stock. The remaining cash payment was made on April 1, 2015 and is fully paid. Under the terms of the IP Liquidity Agreement, Granicus and SFF are entitled to possible future payments for a maximum consideration of $250,000,000 pursuant to the Pay Proceeds Agreement described below.

●	Pursuant to the Sarif Agreement, the Company acquired 100% of the limited liability company membership interests of Sarif Biomedical, LLC, a Delaware limited liability company, in consideration for two cash payments of $250,000, one payment due at closing and the other payment was due on or before June 30, 2014, with such second payment being subject to increase to $300,000 if not made on or before June 30, 2014. The remaining cash payment was made on February 24, 2015 and is fully paid. Under the terms of the Sarif Agreement, TechDev and SFF are entitled to possible future payments for a maximum consideration of $250,000,000 pursuant to the Pay Proceeds Agreement described below.

●	Pursuant to the Pay Proceeds Agreement, the Company may pay the sellers a percentage of the net recoveries (gross revenues minus certain defined expenses) that the Company makes with respect to the assets held by the entities that the Company acquired pursuant to the DA Agreement, the IP Liquidity Agreement and the Sarif Agreement. Under the terms of the Pay Proceeds Agreement, as amended in 2016, if the Company recovers $10,000,000 or less with regard to the IP Assets, then nothing is due to the sellers; if the Company recovers between $13,000,000 and $40,000,000 with regard to the IP Assets, then the Company shall pay 40% of the cumulative gross proceeds of such recoveries to the sellers; and if the Company recovers over $40,000,000 with regard to the IP Assets, the Company shall pay 50% of the cumulative gross proceeds of such recoveries to the sellers. Pursuant to the amendment to the Pay Proceeds Agreement, the Company paid TechDev, Granicus and SFF $2.4 million. In no event will the total payments made by the Company under the Pay Proceeds Agreement exceed $250,000,000.

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

On August 29, 2014, the Company entered into a patent purchase agreement to acquire a portfolio of patents from Clouding IP, LLC for an aggregate purchase price of $2.4 million, of which $1.4 million was paid in cash and $1.0 million was paid in the form of a promissory note issued by the Company that matured on October 31, 2014 and was fully paid prior to the maturation date. The Company also issued 6,250 shares of its restricted common stock in connection with the acquisition. Clouding IP, LLC is also entitled to certain possible future cash payments. Clouding IP LLC is owned or controlled by Erich Spangenberg or family members or associates.

On October 10, 2014, the Company entered into an interest sale agreement with MedTech Development, LLC (“MedTech”) to acquire from MedTech 100% of the limited liability membership interests of OrthoPhoenix and TLIF as well as 100% of the shares of MedTech GmbH. In connection with the transaction, the Company is obligated to pay to MedTech $1 million at closing and $1 million on each of the following nine (9) month anniversary dates of the closing. On July 16, 2015, the Company entered into a forbearance agreement (the “Agreement”) with MedTech Development, the holder of a Promissory Note issued by the Company, dated October 10, 2014. Pursuant to the Agreement, the term of the Note was extended to October 1, 2015 and the Note began accruing interest starting from May 13, 2015. In addition, the Company agreed to make certain mandatory prepayments under certain circumstances and issue to MedTech Development 500,000 shares of restricted common stock of the Company. In accordance with ASC 470-50, the Company recorded this agreement as debt extinguishment and $654,000 was recorded as loss on debt extinguishment during the year ended September 30, 2015. On October 23, 2015, the Company entered into Amendment No. 1 to the Forbearance Agreement (the “Amendment”) entered into with MedTech Development on July 16, 2015. Pursuant to the Amendment, the due date of the Promissory Note was extended to October 23, 2016 in return for which the Company made a payment of $100,000 on October 23, 2015 and modified the terms under which the Company agreed to make mandatory prepayments under certain circumstances. The acquired subsidiaries are also obligated to make certain additional payments to MedTech from recoveries following the receipt by the acquired subsidiaries of 200% of the purchase payments, plus recovery of out of pocket expenses in connection with patent claims. The participation payments may be paid, at the election of the Company, in common stock of Marathon at the market price on the date of issuance. In connection with the transaction, the Company entered into a promissory note, common interest agreement and in the event of issuance of common stock to MedTech, will enter into a lockup and registration rights agreement. Approximately forty-five percent (45%) of MedTech is owned or controlled by Erich Spangenberg or family members or associates.

On October 1, 2016, one of the Company’s subsidiaries, PG Technologies S.a.r.l. entered into an advisory services agreement with Granicus IP, LLC, an entity owned or controlled by one of the Company’s employees, whereby Granicus receives a percentage of pre-tax return from PG Technologies after certain revenue thresholds have been met.

During 2016, certain officers and directors of the Company received restricted common stock in the Company’s 3D Nanocolor Corp. (“3D Nano”) subsidiary.

At December 31, 2016, ‘‘Other noncurrent assets’’ in the Balance Sheets consists of a note receivable from an entity controlled by one of the Company’s employees that is uncollateralized. The note receivable does not carry interest and is repayable to the Company at the earlier of March 31, 2022 or based on certain milestones. The note receivable balance has been classified as current assets because the Company believes that it will be collected within one year from the Balance Sheet dates.

On September 29, 2017, the Company entered into an Irrevocable Stock Power whereby the Company sold the shares it owns in the Company’s subsidiary, 3D Nano to Doug Croxall, the Company’s Chief Executive Officer with such assignment including the assumption of all of 3D Nano’s liabilities. The Company engaged a third party to value the assignment, the results of which were that the valuation and assignment were deemed to be at fair value.

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

Clouding IP earn out liability was determined as a Level 3 liability, which requires an assessment of fair value at each period end by using discounted cash flow as a valuation technique using unobservable inputs, such as revenue and expenses forecasts, timing of proceeds, and discount rate. Based on reassessment of fair value as of September 30, 2017, the Company determined that there was a reduction in the Clouding IP earn out liability during the three and nine months ended September 30, 2017 in the amounts of $754,321and $754,321, respectively and a reduction in the carrying value of the Clouding IP intangible assets during the three and nine months ended September 30, 2017 in the amounts of $723,218 and $723,218, respectively.

The Company determined that the Warrants issued pursuant to the Unit Purchase Agreement should be treated as a Level 2 liability, which determine the value based on observable market-based inputs. in this instance, the Warrants were valued using a Monte-Carlo simulation utilizing market-based inputs for volatility and risk-free rate of interest, which resulted in the Warrants issued pursuant to the August 31, 2017 close being fair valued at $0.0364 per share and the Warrants issued pursuant to the September 29, 2017 close being fair valued at $0.0877 per share.

Accounting for Acquisitions

In the normal course of its business, the Company makes acquisitions of patent assets and may also make acquisitions of businesses. With respect to each such transaction, the Company evaluates facts of the transaction and follows the guidelines prescribed in accordance with ASC 805 — Business Combinations to determine the proper accounting treatment for each such transaction and then records the transaction in accordance with the conclusions reached in such analysis.The Company performs such analysis with respect to each material acquisition within the consolidated group of entities.

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

Basic and Diluted Net Loss per Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding, as they would be anti-dilutive. The Company has options to purchase 613,195 shares of Common Stock, warrants to purchase 7,487,894 shares of Common Stock, Convertible Notes convertible into up to 13,750,000 shares of Common Stock and shares of Series B Convertible Preferred Stock convertible into 195,501 shares of Common Stock outstanding at September 30, 2017, which were excluded from the computation of diluted shares outstanding, as they would have had an anti-dilutive impact on the Company’s net loss.

The following table sets forth the computation of basic and diluted loss per share:

	For the Three Months Ended September 30, 2017	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2017	For the Nine Months Ended September 30, 2016
Net income (loss) attributable to Common shareholders	$(6,677,485)	$(6,274,410)	$(12,484,924)	$(2,261,542)

Denominator
Weighted average common shares – Basic and Diluted	6,270,299	3,761,786	5,564,465	3,736,213

Earnings (loss) per common share:
Earnings (loss) – Basic and Diluted	$(1.06)	$(1.67)	$(2.24)	$(0.60)

Intangible Assets - Patents

Intangible assets include patents purchased and patents acquired in lieu of cash in licensing transactions. The patents purchased are recorded based on the cost to acquire them and patents acquired in lieu of cash are recorded at their fair market value. The costs of these assets are amortized over their remaining useful lives. Useful lives of intangible assets are periodically evaluated for reasonableness and the assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may no longer be recoverable. The Company recorded impairment charges to its intangible assets during the three and nine months ended September 30, 2017 in the amount of $723,218 and $723,218, respectively, compared to impairment charges associated with the end of life of a number of the Company’s portfolios during the three and nine months ended September 30, 2016 in the amounts of $5,531,383 and $6,525,273, respectively.

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

For the three and nine months ended September 30, 2017 the Company recorded no impairment charge to its goodwill and for the three and nine months ended September 30, 2016, the Company recorded an impairment charge to its goodwill in the amount of $0 and $83,000, respectively.

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

For the three and nine months ended September 30, 2017 and September 30, 2016, the Company recorded no impairment charge to its other intangible assets.

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

The Company did not record any impairment charges on its long-lived assets during the three and nine months ended September 30, 2017 and September 30, 2016.

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

For the three and nine months ended September 30, 2017, the expected forfeiture rate was 12.75%, which resulted in an expense of $60,115 and $108,748, for the three and nine months ended September 30, 2017, respectively, recognized in the Company’s compensation expenses. For the three and nine months ended September 30, 2016, the expected forfeiture rate was 11.03%, which resulted in an expense of $9,570 and $36,832 for the three and nine months ended September 30, 2016, respectively, recognized in the Company’s compensation expenses. The Company will continue to re-assess the impact of forfeitures if actual forfeitures increase in future quarters.

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

Liquidity and Capital Resources

At September 30, 2017, we had approximately $0.1 million in unrestricted cash and cash equivalents, $3.9 million in restricted cash and an unrestricted working capital deficit of approximately $20.3 million.

Based on the Company’s current revenue and profit projections, management is uncertain that the Company’s existing cash and accounts receivables will be sufficient to fund its operations through at least the next twelve months from the issuance date of the financial statements, raising substantial doubt regarding the Company’s ability to continue operating as a going concern. If we do not meet our revenue and profit projections or the business climate turns negative, then we will need to:

●	raise additional funds to support the Company’s operations; provided, however, there is no assurance that the Company will be able to raise such additional funds on acceptable terms, if at all. If the Company raises additional funds by issuing securities, existing stockholders may be diluted; and

●	review strategic alternatives.

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

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815),” which addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 with early adoption permitted.

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

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which addresses classification and presentation of changes in restricted cash on the statement of cash flows. The standard requires an entity’s reconciliation of the beginning-of-period and end-of-period total amounts shown on the statement of cash flows to include in cash and cash equivalents amounts generally described as restricted cash and restricted cash equivalents. The ASU does not define restricted cash or restricted cash equivalents, but an entity will need to disclose the nature of the restrictions. The ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period.

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

NOTE 3 — ACQUISITIONS

Clouding Corp.

On August 29, 2014, the Company entered into a patent purchase agreement (the “Clouding Agreement”) between Clouding Corp., a Delaware corporation and a wholly-owned subsidiary of the Company (“Clouding”) and Clouding IP, LLC, a Delaware limited liability company (“Clouding IP”), pursuant to which Clouding acquired a portfolio of patents from Clouding IP. The Clouding Agreement included an earn out payable to Clouding IP, which was booked as an earn out liability on the balance sheet in accordance with the appraisal of the consideration and intangible value.

The Clouding IP earn out liability was determined to be a Level 3 liability, which requires assessment of fair value at each period end by using a discounted cash flow model as the valuation methodology, using unobservable inputs, such as revenue and expenses forecasts, timing of proceeds, and discount rates. Based on the reassessment of fair value as of September 30, 2017, the Company determined the Clouding IP earn out liability to be $32,637 (current portion) and $681,175 (long-term portion) and as of December 31, 2016, the Company determined the Clouding IP earn out liability to be $81,930 (current portion) and $1,400,082 (long-term portion).

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

On September 1, 2017, the Company entered into a Share Purchase Agreement with GPat Technologies, LLC (“GPat”) whereby the Company sold its 100% interest in Munitech to GPat.

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

On October 20, 2017, the Company assigned the patents held by Magnus to DBD, pursuant to the First Amendment to Amended and Restated Revenue Sharing and Securities Purchase Agreement and Restructuring Agreement (the “First Amendment and Restructuring Agreement”) entered into with DBD. In exchange for the assignment of three of the Company’s portfolios, of which Magnus was one, DBD cancelled all indebtedness owed by the Company to DBD.

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

On October 20, 2017, the Company assigned the patents held by Traverse to DBD, pursuant to the First Amendment and Restructuring Agreement entered into with DBD. In exchange for the assignment of three of the Company’s portfolios, of which Traverse was one, DBD cancelled all indebtedness owed by the Company to DBD.

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

On October 27, 2017, the Company entered into an Assignment and Confirmation Agreement (the “Assignment”) with Luxone Ventures S.a.r.l. (“Luxone”) whereby the Company assigned all of its ownership interest in PG Technologies, S.a.r.l. (“PG Tech”) to Luxone. Pursuant to the Assignment, Luxone assumed the Company’s ownership interest in PG Tech and the Company removed from its balance sheet all the liabilities and debt associated with PG Tech and received in return a revenue share associated with future earnings from the PG Tech portfolio.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets include patents purchased and patents acquired in lieu of cash in licensing transactions. Patents purchased are recorded based at their acquisition cost and patents acquired in lieu of cash are recorded at their fair market value. Intangible assets consisted of the following:

	September 30, 2017	December 31, 2016

Intangible Assets	$20,403,408	$23,637,813
Accumulated Amortization & Impairment	(12,813,195)	(11,323,185)

Intangible assets, net	$7,590,213	$12,314,628

Intangible assets are comprised of patents with estimated useful lives between approximately 1 to 16 years. Once placed in service, the Company will amortize the costs of intangible assets over their estimated useful lives on a straight-line basis. During the three and nine months ended September 30, 2017, respectively, the Company capitalized a total of $0 and $0 in patent acquisition costs and during the three and nine months ended September 30, 2016, respectively, the Company capitalized a total of $3,550,000 and $6,450,000 in patent acquisition costs. Costs incurred to acquire patents, including legal costs, are also capitalized as long-lived assets and amortized on a straight-line basis with the associated patent. Amortization of patents is included as an operating expense as reflected in the accompanying consolidated condensed statements of operations. The Company assesses fair market value for any impairment to the carrying values. The Company recorded impairment charges to its intangible assets during the three and nine months ended September 30, 2017 in the amount of $723,218 and $723,218, respectively, compared to impairment charges associated with the end of life of a number of the Company’s portfolios during the three and nine months ended September 30, 2016 in the amounts of $5,531,383 and $6,525,273, respectively.

Patent amortization expense for the three and nine months ended September 30, 2017 was $457,419 and $1,803,264, respectively, and for the three and nine months ended September 30, 2016, patent amortization expense was $2,030,886 and $6,018,196, respectively. All patent amortization expense figures are net of foreign currency translation adjustments. Future amortization of intangible assets, net of foreign currency translation adjustments is as follows:

2017	$401,804
2018	1,517,219
2019	1,447,660
2020	1,154,767
2021	1,004,600
2022 and thereafter	2,064,163
Total	$7,590,213

As of September 30, 2017, our operating subsidiaries owned 170 patents, as set forth below, and had economic rights to over 10,000 additional patents, both of which include U.S. patents and certain foreign counterparts. In the aggregate, the earliest date for expiration of a patent in the Company’s patent portfolio has passed (the patent is expired, but patent rules allow for nine-year look-back for royalties), the median expiration date for patents in the Company’s portfolio is September 13, 2021, and the latest expiration date for a patent in any of the Company’s patent portfolios is February 27, 2033. A summary of the Company’s patent portfolios is as follows:

Subsidiary	Number of Patents	Earliest Expiration Date	Median Expiration Date	Latest Expiration Date	Subject Matter
Clouding Corp.	25	2/3/18	9/10/21	5/29/29	Network and data management
CRFD Research, Inc.	5	5/25/21	9/17/21	8/19/23	Web page content translator and device-to-device transfer system
Dynamic Advances, LLC	2	11/6/21	9/7/23	7/9/25	Natural language interface
Magnus IP	55	1/28/22	9/27/25	12/9/31	Network Management/Connected Home Devices
Medtech Group Acquisition Corp.	45	Expired	12/8/18	8/9/29	Medical technology
Signal IP, Inc.	2	8/28/20	8/17/21	8/6/22	Automotive
Traverse Technologies	20	2/27/22	2/25/29	2/27/33	Li-Ion Battery/High Capacity Electrodes
Soems Acquisition	16	11/11/17	4/6/19	7/18/24	N/A
		Median	09/13/21

On October 20, 2017, the Company assigned the patent held by Dynamic Advances LLC, Magnus IP GmbH and Traverse Technologies Corp. (all wholly-owned subsidiaries of the Company) to DBD.

On October 27, 2017, the Company assigned the economic rights to its more than 10,000 patents to Luxone.

NOTE 5 - STOCKHOLDERS’ EQUITY

The Company has authorized capital to 200,000,000 shares of Common Stock with par value to $0.0001 per share, and has authorized capital of 50,000,000 shares of preferred stock, par value $0.0001 per share.

On July 18, 2017, shareholders of record holding a majority of the outstanding voting capital of the Company approved a reverse stock split of the Company’s issued and outstanding common stock by a ratio of not less than one-for-four and not more than one-for-twenty-five, with such ratio to be determined by the Board of Directors, in its sole discretion. On October 25, 2017, the reverse stock split ratio of one (1) for four (4) basis was approved by the Board of Directors. On October 30, 2017, the Company filed a certificate of amendment to its Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada in order to effectuate a reverse stock split of the Company’s issued and outstanding common stock, par value $0.0001 per share on a one (1) for four (4) basis.

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

Conversion. Each share of Series B Convertible Preferred Stock may be converted at the holder’s option at any time after issuance into one share of Common Stock, provided that the number of shares of Common Stock to be issued pursuant to such conversion does not exceed, when aggregated with all other shares of Common Stock owned by such holder at such time, result in such holder beneficially owning (as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and the rules thereunder) in excess of 9.99% of all of the Common Stock outstanding at such time, unless otherwise waived in writing by the Company with ninety-one (61) days’ notice.

Series D Convertible Preferred Stock

The Company issued Series D Convertible Preferred Stock in exchange for the outstanding convertible note issued in October 2014 and prior to September 30, 2017, all of the Series D Convertible Preferred Stock was converted to the Company’s Common Stock and no shares of the Series D Convertible Preferred Stock remain outstanding. The terms of the Series D Convertible Preferred Stock are summarized below:

Dividend. The holders of Series D Convertible Preferred Stock will be entitled to receive such dividends paid and distributions made to the holders of Common Stock, pro rata to the same extent as if such holders had converted the Series D Convertible Preferred Stock into Common Stock (without regard to any limitations on conversion herein or elsewhere) and had held such shares of Common Stock on the record date for such dividends and distributions.

Liquidation Preference. In the event of a liquidation, dissolution or winding up of the Company, after provision for payment of all debts and liabilities of the Company, any remaining assets of the Company shall be distributed pro rata to the holders of Series B Convertible Preferred Stock and Series D Convertible Preferred Stock as if the Series B Convertible Preferred Stock and Series D Convertible Preferred Stock had been converted into shares of Common Stock on the date of such liquidation, dissolution or winding up of the Company, prior to any distributions to Junior Stock, which includes the Company’s Common Stock.

Voting Rights. Except as otherwise expressly required by law, each holder of Preferred Shares shall be entitled to vote on all matters submitted to shareholders of the Company and shall be entitled to the number of votes for each Preferred Share owned at the record date for the determination of shareholders entitled to vote on such matter or, if no such record date is established, at the date such vote is taken or any written consent of shareholders is solicited, equal to the number of shares of Common Stock such Preferred Shares are convertible into (voting as a class with Common Stock),

Conversion. Each share of Series D Convertible Preferred Stock may be converted at the holder’s option at any time after issuance into five shares of Common Stock, provided that the number of shares of Common Stock to be issued pursuant to such conversion does not exceed, when aggregated with all other shares of Common Stock owned by such holder at such time, result in such holder beneficially owning (as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and the rules thereunder) in excess of 9.99% of all of the Common Stock outstanding at such time, unless otherwise waived in writing by the Company with ninety-one (61) days’ notice.

Common Stock

On May 11, 2016, the Company entered into a consulting agreement with the Cooper Law Firm, LLC (“Cooper”), pursuant to which the Company agreed to issue 20,000 shares of the Company’s Common Stock. In connection with this transaction, the Company valued the shares at the quoted market price on the date of grant at $6.80 per share or $136,000.

On December 9, 2016, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional investors for the sale of an aggregate of 870,500 shares of the Company’s common stock, at a purchase price of $6.00 per share, and warrants to purchase 435,249 shares of common stock for a purchase price of $0.01 per warrant, or $17,019.95 in total. None of the warrants were purchased prior to December 31, 2016, and all were subsequently purchased prior to the date of this report.

On February 1, 2017, the Company issued 187,500 shares of common stock pursuant to an At-The-Market (“ATM”) securities offering with certain institutional investors at an average price of $6.96 per share, yielding gross proceeds of $1,301,923.

On April 12, 2017, pursuant to an amendment entered into on March 6, 2017 to the settlement agreement entered into on October 29, 2015 between the Company and Dominion Harbor, the Company issued 31,250 shares of common stock to Dominion Harbor. In connection with this transaction, the Company valued the shares at the quoted market price on the date of grant at $0.83 per share or $103,750.

On April 18, 2017, the Company entered into a securities purchase agreement (the “April Purchase Agreement”) with certain institutional investors for the sale of an aggregate of 950,000 shares of the Company’s common stock at a purchase price of $2.80per share and warrants to purchase 570,000 shares of common stock at a purchase price of $3.32 per share.

On April 24, 2017, the Company issued one of its vendors 7,500 shares of Common Stock in exchange for cancellation of the vendor’s outstanding invoices. In connection with this transaction, the Company valued the shares at the quoted market price on the date of grant at $3.32 per share or $24,897.

On August 9, 2017, the Company issued 250,000 shares of the Company’s Common Stock pursuant to the conversion of 200,000 shares of Series D Convertible Preferred Stock.

On August 29, 2017, the Company issued 200,000 shares in total of the Company’s Common Stock to four different vendors in partial or total payment of outstanding invoices.

On September 5, 2017, the Company issued 62,500 shares of the Company’s Common Stock pursuant to the conversion of 50,000 shares of Series D Convertible Preferred Stock.

On September 6, 2017, the Company issued 534,710 shares of the Company’s Common Stock pursuant to the conversion of $427,768 in principal amount invested in the Convertible Note.

On September 13, 2017, the Company issued 315,925 shares of the Company’s Common Stock pursuant to the conversion of 252,750 shares of Series D Convertible Preferred Stock.

On September 29, 2017, the Company issued 598,500 shares of the Company’s Common Stock to holders of the warrants issued pursuant to the April Purchase Agreement following approval by the Company’s shareholders of the warrant exchange at a special meeting held on September 29, 2017.

Common Stock Warrants

Pursuant to the sales of securities underlying the Purchase Agreement entered into on December 9, 2016, the Company issued a warrant to the underwriter (“Underwriter’s Warrant”) to purchase 43,525 shares of Common Stock on December 9, 2016. The Underwriter’s Warrant has an exercise price of $6.92 per share. In addition, in a series of issuances in January 2017, the Company issued warrants to the investors (“Investor Warrants”) pursuant to the Purchase Agreement to purchase 435,249 shares of the Company’s Common Stock. The Investor Warrants have an exercise price of $6.80 per share. The warrants were issued in a series of transaction during January 2017 and were valued based on the Black-Scholes model, using the strike price of $6.80 per share, market prices ranging from $7.00 to $8.52 per share, an expected term of 3.25 years, volatility ranging from 38% to 39%, based on the average volatility of comparable companies over the comparable prior period, and a discount rate as published by the Federal Reserve ranging from 1.50% to 1.56%. The Company reviewed the issuance of the Underwriter and Investor Warrants and determined that pursuant to ASC 480 and ASC 815, the Underwriter and Investor Warrants should be classified as a liability and marked to market every reporting period. Following acceptance by the SEC of the Company’s registration statement registering these warrants, the warrants were reclassified from a liability to equity.

On January 10, 2017, pursuant to the amendment to the Fortress debt, the Company issued a five-year warrant to DBD to purchase 46,875 shares of the Company’s Common Stock, exercisable at $6.80 per share, subject to adjustment. The warrant was valued based on the Black-Scholes model, using the strike and market prices of $6.80 and $7.60 per share, respectively, an expected term of 3.00 years, volatility of 39% based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve of 1.52%. The Company reviewed the issuance of the Underwriter and Investor Warrants and determined that pursuant to ASC 480 and ASC 815, the Underwriter and Investor Warrants met the requirement to be classified as equity and were booked as Additional Paid-in Capital.

Pursuant to the sales of securities underlying the April Purchase Agreement entered into on April 18, 2017, the Company issued a warrant to the underwriter (“Underwriter’s Warrant”) to purchase 14,250 shares of Common Stock. The Underwriter’s Warrant has an exercise price of $3.08 per share. In addition, also associated with the April Purchase Agreement, the Company issued warrants to the investors (“April Investor Warrants”) pursuant to the Purchase Agreement to purchase 570,000 shares of the Company’s Common Stock. The Investor Warrants have an exercise price of $3.32 per share. The Investor Warrants were valued based on the Black-Scholes model, using the strike price of $3.08 per share, an expected term of 2.5 years, volatility of 39%, based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve of 1.60%. The Underwriter’s Warrant was valued based on the Black-Scholes model, using the strike price of $3.32 per share, an expected term of 3.25 years, volatility of 38%, based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve of 1.72%. The Company reviewed the issuance of the Underwriter and Investor Warrants and determined that pursuant to ASC 480 and ASC 815, the Underwriter and Investor Warrants should be classified as equity.

Pursuant to the Unit Purchase Agreement entered into on August 14, 2017, the Company, in two closings, issued warrants to the investors (“Note Investor Warrants”) to purchase 6,875,000 shares of the Company’s Common Stock. The Note Investor Warrants have an exercise price of $1.20 per share. The Note Investor Warrants from the first close were valued based on a Monte Carlo simulation model, using the strike price of $1.20 per share, remaining term of 5.50 years, volatility of 100%, based on the terms of the Unit Purchase Agreement which set the volatility at the greater 100% or the 100-day volatility immediately following certain events and a discount rate as published by the Federal Reserve of 1.76%. The Note Investor Warrants from the second close were valued based on a Monte Carlo simulation model, using the strike price of $1.20 per share, remaining term of 5.50 years, volatility of 100%, based on the methodology set forth above and a discount rate as published by the Federal Reserve of 1.98%. The Company reviewed the issuance of the Note Investor Warrants and determined that pursuant to ASC 480 and ASC 815, the Note Investor Warrants should be classified as a liability.

At September 30, 2017, the Company had warrants outstanding to purchase 7,487,894 shares of Common Stock with a weighted average remaining life of 5.35 years. A summary of the status of the Company’s outstanding stock warrants and changes during the period then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Balance at December 31, 2016	116,520	$15.17	3.25
Granted	7,941,374	1.70	5.01
Cancelled	-	-	-
Forfeited	-	-	-
Exercised	570,000	3.32	-
Balance at September 30, 2017	7,487,894	$1.86	5.35

Warrants exercisable at September 30, 2017	612,894
Weighted average fair value of warrants granted during the period		$0.09

Warrant Amendment Letter

On March 11, 2016, the Company entered into an agreement with the remaining investor in the Company’s convertible debt issued on October 9, 2014 to revise the strike price of their warrant, which could be exercised for the purchase of 5,834 shares of Common Stock, in exchange for permanent waiver of certain consent rights held by the holder of the convertible debt. As a result of the amendment, the strike price was reduced from $16.50 to the lower of 1) $8.00 per share or 2) the same gross per share price as the Company sells shares of its Common Stock in any future public offering of the Company’s Common Stock.

Common Stock Options

On May 10, 2016, the Company entered into an executive employment agreement with Erich Spangenberg (“Spangenberg Agreement”) pursuant to which Mr. Spangenberg would serve as the Company’s Director of Acquisitions, Licensing and Strategy. As part of the consideration, the Company agreed to grant Mr. Spangenberg a ten-year stock option to purchase an aggregate of 125,000 shares of Common Stock, with a strike price of $7.48 per share, vesting in twenty-four (24) equal installments on each monthly anniversary of the date of the Spangenberg Agreement. The options were valued based on the Black-Scholes model, using the strike and market prices of $7.48 per share, an expected term of 5.75 years, volatility of 47% based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve of 1.32%.

On May 20, 2016, the Company entered into an employment agreement with Kathy Grubbs (“Grubbs Agreement”) pursuant to which Ms. Grubbs would serve as an analyst. As part of the consideration, the Company agreed to grant Ms. Grubbs a ten-year stock option to purchase an aggregate of 12,500 shares of Common Stock, with a strike price of $9.00 per share, vesting in thirty-nine (36) equal installments on each monthly anniversary of the date of the Grubbs Agreement. The options were valued based on the Black-Scholes model, using the strike and market prices of $9.00 per share, an expected term of 6.50 years, volatility of 47% based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve of 1.88%.

On July 1, 2016, in conjunction with an executive employment agreement with David Liu (“Liu Agreement”) pursuant to which Mr. Liu would serve as the Company’s CTO, entered into on June 29, 2016, the Company granted Mr. Liu a ten-year stock option to purchase an aggregate of 37,500 shares of Common Stock, with a strike price of $11.16 per share, vesting in thirty-nine (36) equal installments on each monthly anniversary of the date of the Liu Agreement. The options were valued based on the Black-Scholes model, using the strike and market prices of $11.16 per share, an expected term of 6.50 years, volatility of 47% based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve of 1.20%.

On October 13, 2016, the Company issued its independent board members ten-year options to purchase an aggregate of 20,000 shares of the Company’s Common Stock with an exercise price of $9.64 per share, subject to adjustment, which shall vest monthly over twelve (12) months commencing on the date of grant. The options were valued based on the Black-Scholes model, using the strike and market prices of $9.64 per share, an expected term of 5.5 years, volatility of 46% based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve of 1.21%. As there were not sufficient shares in the Company’s equity incentive plans to accommodate these grants, Mr. Croxall forfeited a portion of one of his options to purchase 20,000 shares.

At September 30, 2017, there was a total of $7,072 of unrecognized compensation expenses related to non-rested option-based compensation arrangements entered into during the year. A summary of the stock options as of September 30, 2017 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
Balance at December 31, 2016	879,034	$17.84	6.80
Granted	-	-	-
Cancelled	48,542	-	-
Forfeited	217,298	16.71	-
Exercised	-	-	-
Balance at September 30, 2017	613,194	$17.04	3.06

Options Exercisable at September 30, 2017	591,841	$13.83	2.91
Options expected to vest	21,354	$20.33	7.23
Weighted average fair value of options granted during the period		$-

NOTE 6 – DEBT, COMMITMENTS AND CONTINGENCIES

Debt consists of the following:

	Maturity	Interest	September 30,	December 31,
	Date	Rate	2017	2016

Senior secured term notes	9-Jul-20	LIBOR + 9.75%	$15,881,493	$15,620,759
Less: debt discount			(1,686,090)	(1,425,167)
Total senior-term notes, net of discount			$14,195,403	$14,195,592

	Maturity	Interest	September 30,	December 31,
	Date	Rate	2017	2016

Convertible Note	10-Oct-18	11%	$0	$500,000

	Maturity	Late	September 30,	December 31,
	Date	Fee	2017	2016
iRunway trade payable	On Demand	1.5% per month	$0	$191,697

	Maturity	Interest	September 30,	December 31,
	Date	Rate	2017	2016
Note payable	31-Jan-17	NA	$-	$103,000

	Maturity	Interest	September 30,	December 31,
	Date	Rate	2017	2016
Siemens	30-Sep-17	NA	$-	$1,672,924

	Maturity	Interest	September 30,	December 31,
	Date	Rate	2017	2016
Dominion Harbor	15-Oct-17	NA	$-	$125,000

	Maturity	Interest	September 30,	December 31,
	Date	Rate	2017	2016
Oil & Gas	On Demand	NA	$1,000,000	$944,296

	Maturity	Interest	September 30,	December 31,
	Date	Rate	2017	2016
Convertible Note	10-May-18	0	$1,876,300	$-
Less: debt discount			(1,851,171)	-
Total Convertible notes, net of discount			$25,129	$-

	Maturity	Interest	September 30,	December 31,
	Date	Rate	2017	2016
Convertible Note	31-May-18	5%	$3,195,932	$-
Less: debt discount			(2,834,308)	-
Total Convertible notes, net of discount			$361,624	$-

	Maturity	Interest	September 30,	December 31,
	Date	Rate	2017	2016
Medtech Note	1-May-18	NA	$-	$-

	Maturity	Interest	September 30,	December 31,
	Date	Rate	2017	2016
3D Nano license Fee	31-Jan-17	NA	$-	$100,000

	September 30, 2017	December 31, 2016
Total	$15,582,156	$17,832,509
Less: current portion	(15,582,156)	(13,162,007)
Total, net of current portion	$-	$4,670,502

Senior Secured Term Notes

On January 29, 2015, the Company and certain of its subsidiaries entered into a series of Agreements including a Securities Purchase Agreement with DBD Credit Funding LLC, (“DBD”) an affiliate of Fortress Credit Corp., under which the terms of the notes were:

(i)	$15,000,000 original principal amount of Fortress Notes (the “Initial Note”);
(ii)	a right to receive a portion of certain proceeds from monetization net revenues received by the Company (the “Revenue Stream”, after receipt by the Company of $15,000,000 of monetization net revenues and repayment of the Fortress Notes);
(iii)	a five-year Fortress Warrant to purchase 25,000 shares of the Company’s Common Stock exercisable at $29.76 per share, subject to adjustment; and
(iv)	33,603 shares of the Issuer’s Common Stock (the “Fortress Shares”).

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

The terms of the Fortress Warrant provide that until January 29, 2020, the Warrant may be exercised for cash or on a cashless basis. Exercisability of the Fortress Warrant is limited if, upon exercise, the holder would beneficially own more than 4.99% of the Company’s Common Stock. The exercise price of the warrant is $29.76 and the warrant fair value was determined to be $318,679 utilizing the Black-Scholes model, with the fair value of the warrants recorded as additional paid-in capital and reducing the carrying value of the Notes. As of September 30, 2017 and December 31, 2016, the unamortized discount on the Notes was $1,686,090 and $1,425,167, respectively.

Senior Secured Term Note Amendment

On January 10, 2017 the Company and certain of its subsidiaries entered into the Amended and Restated Revenue Sharing and Securities Purchase Agreement (“ARRSSPA”) with DBD Credit Funding LLC, under which the Company and DBD amended and restated the Revenue Sharing and Securities Purchase Agreement dated January 29, 2015 (the “Original Agreement”) pursuant to which (i) Fortress purchased $20,000,000 in promissory notes, of which $15,881,493 is outstanding as of September 30, 2017, (ii) an interest in the Company’s revenues from certain activities and warrants to purchase 25,000 shares of the Company’s common stock. The ARRSSPA amends and restates the Original Agreement to provide for (i) the sale by the Company of a $4,500,000 promissory note (the “New Note”) and (ii) the insurance of additional warrants to purchase 46,875 shares of common stock (the “New Warrant”). Pursuant to the ARRSSPA, Fortress acquired an increased revenue stream right to certain revenues generated by the Company through monetization of our patent portfolio (“Monetization Revenues”). The ARRSSPA increases the revenue stream basis to $1,225,000. The ARRSSPA provides for the potential issuance of up to $7,500,000 of additional notes (the “Additional Notes”), of which not more than $3,750,000 shall be made prior to June 30, 2017 and of which not more than $3,750,000 shall be made available during the period following June 30, 2017 and on or prior to December 31, 2017 and not more than two such issuances shall occur under the ARRSSPA.

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

Amendment to Senior Secured Term Note Amendment

On August 3, 2017, the Company and certain of its operating subsidiaries entered into a First Amendment to Amended and Restated Revenue Sharing and Securities Purchase Agreement and Restructuring Agreement (the “First Amendment and Restructuring Agreement”) with DBD to cancel the indebtedness and other obligations of the Company under that certain ARRSSPA, dated January 10, 2017, which was originally entered into by the Company and DBD on January 29, 2015.

Pursuant to the First Amendment and Restructuring Agreement, certain intellectual property owned by the Company (the “Designated IP”) is to be assigned to one or more newly created special purpose entities (the “SPE”) as elected by DBD, which to be formed SPE shall be under the management and control of an affiliate of DBD (the “IP Monetization Manager”). All intellectual property owned by the Company that will not be assigned to one or more newly created special purpose entities shall be referred to as “Non- Designated IP.” The patents that are part of the Designated IP are referred to as the “Designated Patents”. Until shareholder approval and the close of the First Amendment and Restructuring Agreement (the “Restructuring”), all Monetization Revenues arising from the Designated IP and Non-Designated IP shall be paid to an account that is under the sole and exclusive control of the Collateral Agent as the IP Monetization Manager. In addition, until the Restructuring, the Company shall be responsible for the expenses associated with the maintenance, prosecution and enforcement of all of the Company’s intellectual property including the Designated IP and the other IP owned by the Company which is not to be transferred to the SPE, and for any expenses associated with the pursuit of monetization activities relating to both the Designated IP and the Non-Designated IP. From and after the Restructuring, the SPE shall have sole responsibility for the expenses associated with the Designated IP and the Company shall have sole responsibility for the expenses associated with the Non-Designated IP.

On October 20, 2017, the Company and DBD satisfied all the closing conditions related to the First Amendment and Restructuring Agreement. With the close of the First Amendment and Restructuring Agreement, the Company exchanged the patent portfolios held by Dynamic Advances LLC, Magnus IP GmbH and Traverse Technologies Corp. (all wholly-owned subsidiaries of the Company) in exchange for the cancelation of all indebtedness and obligations to DBD.

As of September 30, 2017 and December 31, 2016, the outstanding balances were $15,881,493 and $15,620,759, respectively.

Convertible Note

In two transactions, on October 9, 2014 and October 16, 2014, the Company sold an aggregate $5,550,000 of principal amount of convertible notes (“Convertible Notes”) along with two-year warrants to purchase 32,375 shares of the Company’s Common Stock. The Convertible Notes are convertible into shares of the Company’s Common Stock at $30.00 per share and the Warrants have an exercise price of $33.00 per share. The Notes mature on October 10, 2018 and bear interest at the rate of 11% per annum, payable quarterly in cash on each of the three, nine, nine and twelve-month anniversaries of the issuance date and on each conversion date. The Notes may become secured by a security interest granted to the holder in certain future assets under certain circumstances. In the event the Company’s Common Stock trades at a price of at least $108.00 per share for four out of eight trading days, the Notes will be mandatorily converted into Common Stock of the Company at the then applicable conversion price per share. The Company repaid the Convertible Notes for all but one holder in early 2015, and exchanged the remaining balance for Series D Convertible Preferred Stock on August 7, 2017, with the Series D Convertible Preferred Stock converted in its entirety prior to September 30, 2017. The balance was $0 and $500,000 as of September 30, 2017 and December 31, 2016, respectively.

iRunway

The Company converted a set of outstanding invoices related to work performed by one of the Company’s vendors to a short-term payable whereby the Company agreed to pay iRunway over time for the open invoices, subject to a payment schedule as defined. To the extent that the Company does not make payments according to that schedule, the remaining balance accrues interest at 1.5% per month. On August 20, 2017, the Company entered into a release agreement with iRunway pursuant to which the Company made an immediate cash payment to iRunway in return for a release of the remaining amount outstanding. As of September 30, 2017 and December 31, 2016, the principal balance was $0 and $191,697, respectively.

Note Payable

The Company entered into a short-term advance with an officer related to funds the Company was transferring from its European subsidiaries. The advance carried no interest and as of September 30, 2017 and December 31, 2016, the outstanding balance was $0 and $103,000, respectively.

Siemens Purchase Payment

The Company entered into a purchase agreement to acquire ownership of certain patents. As part of the purchase agreement, the Company agreed to certain future payments of cash consideration. The payment obligation bears no interest. On September 1, 2017, the Company entered into Share Purchase Agreement with GPat whereby the Company sold its 100% interest in Munitech, the wholly-owned subsidiary holding these patents, to GPat. As of September 30, 2017 and December 31, 2016, the outstanding balances were $0 and $1,672,924, respectively.

Dominion Harbor Settlement Note

The Company entered into a settlement agreement with Dominion Harbor, a former licensing agent for some of the Company’s subsidiaries, on October 29, 2015 whereby the Company agreed to issue 75,000 shares of the Company’s Common Stock to Dominion Harbor and make eight (8) payments of $25,000 each ending on October 15, 2017. The shares issued to Dominion Harbor were valued at the quoted market price on the date of the grant of $6.84 per share or $513,000. As of September 30, 2017 and December 31, 2016, $0 and $125,000, respectively, remained outstanding, following an agreement between the Company and Dominion wherein the Company paid $25,000 and issued 31,250 shares of Common Stock to Dominion in full resolution of the outstanding obligation.

Oil & Gas Purchase Payment

The Company entered into a purchase agreement to acquire monetization rights to certain patents. As part of the purchase agreement, the Company agreed to certain future payments of cash consideration. The payment obligation bears no interest and as of September 30, 2017 and December 31, 2016, the Company had an outstanding obligation for purchase of certain Siemens patents in the amount of $1,000,000 and $944,296, respectively, with such payments expected to be made by December 31, 2017.

Convertible Note

On August 14, 2017, the Company entered into a unit purchase agreement (the “Unit Purchase Agreement”) with certain accredited investors providing for the sale of up to $5,500,000 of 5% secured convertible promissory notes (the “Convertible Notes”), which are convertible into shares of the Corporation’s common stock, and the issuance of warrants to purchase 6,875,000 shares of the Company’s Common Stock (the “Warrants”). The Convertible Notes are convertible into shares of the Company’s Common Stock at the lesser of (i) $0.80 per share or (ii) the closing bid price of the Company’s common stock on the day prior to conversion of the Convertible Note; provided that such conversion price may not be less than $0.40 per share. The Warrants have an exercise price of $1.20 per share. The Convertible Notes mature on May 31, 2018 and bear interest at the rate of 5% per annum. In two closings of the Unit Purchase Agreement, the Company issued all $5,500,000 in Convertible Notes to the investors. As of September 30, 2017, the Company had an outstanding obligation pursuant to the Convertible Notes in the amount of $5,072,232.

3D Nano Purchase Payment

3D Nano entered into a license and purchase agreement with HP Inc. (“HP”) to acquire the rights to use if 3D Nano chooses, the right to exercise an option to acquire, ownership of certain patents, trade secrets and other intellectual property (the “Technology”). As part of the purchase agreement, the Company agreed to license the Technology for two payments of $100,000 each, with the first payment made in April 2016 and the second payment due by January 31, 2017. Under the original agreement, the payment obligations bear no interest and as of September 30, 2017 and December 31, 2016, 3D Nano had an outstanding obligation in the amount of $0 and $100,000, respectively. On May 1, 2017, 3D Nano entered into an amendment with HP whereby the agreement was extended for two years. While 3D Nano does not have the obligation under the amendment to make additional payments, should 3D Nano desire to do so, payments in the amount of $100,000 in each of 2018 and 2019 would be due to HP for the agreement to remain in effect.

Medtech Note

On May 31, 2017, the Company entered into a note payable with Medtronic, Inc. (“Medtronic”), the original owner of the patents in the Company’s Medtech portfolio, whereby the Company agreed to pay Medtronic a total of $750,000 in ten equal monthly installments for patent enforcement related expenses incurred by Medtronic. Following two payments of $75,000 each in May and June 2017, the Company entered into an agreement on August 29, 2017 to pay a discounted amount in return for a full release from the remaining obligations. The note payable carries no interest and since the note payable arose after December 31, 2016 and was repaid in full prior to September 30, 2016, as of September 30, 2017 and December 31, 2016, the outstanding balance, was $0 and $0, respectively.

Total Future Minimum Principal Payments

Future minimum principal payments for all items set forth above are as follows:

2017	$16,881,493
2018	5,072,232
Total	$21,953,725

Office Lease

In October 2013, the Company entered into a net-lease for its current office space in Los Angeles, California. The lease will commence on May 1, 2014 and runs for seven years through April 30, 2021, with monthly lease payment escalating each year of the lease. In addition, to paying a deposit of $7,564 and the monthly base lease cost, the Company is required to pay pro rata share of operating expenses and real estate taxes. Under the terms of the lease, the Company will not be required to pay rent for the first five months but must remain in compliance with the terms of the lease to continue to maintain that benefit. In addition, the Company has a one-time option to terminate the lease in the 42th month of the lease. Minimum future lease payments under this lease at September 30, 2017, for the next five years are as follows:

2017 (Three Months)	$18,081
2018	74,540
2019	77,872
2020	81,336
2021	27,504
Total	$297,333

NOTE 7 – SUBSEQUENT EVENTS

On October 20, 2017, the Company and DBD satisfied all the closing conditions related to the First Amendment and Restructuring Agreement. With the close of the First Amendment and Restructuring Agreement, the Company exchanged the patent portfolios held by Dynamic Advances LLC, Magnus IP GmbH and Traverse Technologies Corp. (all wholly-owned subsidiaries of the Company) in exchange for the cancelation of all indebtedness and obligations to DBD.

On October 27, 2017, the Company entered into the Assignment with Luxone whereby the Company assigned all of its ownership interest in PG Tech to Luxone. Pursuant to the Assignment, Luxone assumed the Company’s ownership interest in PG Tech and the Company removed from its balance sheet all the liabilities and debt associated with PG Tech and received in return a revenue share associated with future earnings from the PG Tech portfolio. Luxone is owner or controlled by a former affiliate of the Company.

On November 1, 2017, the Company entered into an agreement to acquire, through its wholly-owned subsidiary, Global Bit Ventures Acquisition Corp., a Nevada corporation (“GBVAC”), 100% of the Capital Stock of Global Bit Ventures, Inc., a Nevada corporation (“GBV”), which currently secures and powers digital asset blockchains by running specialized servers. Under the terms of the Agreement and Plan of Merger (the “Merger Agreement”), the Company will issue 126,674,557 shares of the Company’s Common Stock in exchange for one-hundred (100%) percent of the shares of GBV’s capital stock. At the closing of the merger, GBVAC shall be merged with and into GBV pursuant to the Merger Agreement and the separate existence of GBVAC shall cease and GBV shall be the surviving company. The closing of the acquisition is subject to certain closing conditions including approval of the Merger Agreement by the Company’s Shareholders.

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

Overview

The Company has acquired patents and patent rights from owners or other ventures and seeks to monetize the value of the patents through litigation and licensing strategies, alone or with others. We generally monetize our portfolio of patents and patent rights by entering into license discussions, and if that is unsuccessful, initiating enforcement activities against any infringing parties with the objective of entering into comprehensive settlement and license agreements that may include the granting of non-exclusive retroactive and future rights to use the patented technology, a covenant not to sue, a release of the party from certain claims, the dismissal of any pending litigation and other terms. As of September 30, 2017, we owned 170 patents and had economic rights to over 10,000 additional patents, both of which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries. The greater than 10,000 patents to which the Company has economic rights were assigned to Luxone in an agreement entered into in October 2017; the Company retained an earn-out associated with future income from this portfolio, but no longer manages or is responsible for costs associated with licensing the portfolio.

The Company previously announced that it intended to review alternative business directions with the goal of enhancing shareholder value, and on November 1, 2017, the Company announced that it will be entering into the cryptocurrency mining market pursuant to the agreement to acquire 100% ownership of GBV, a digital asset technology company that mines cryptocurrencies. GBV is a technology company that powers and secures Blockchains by operating custom hardware and software, which verify Blockchain transactions. Blockchains are decentralized digital ledgers that record and enable secure peer-to-peer transactions without third party intermediaries. With the acquisition of GBV, the Company will be supplementing its existing business with this new business opportunity. GBV currently owns 250GH/s of GPU mining servers and plans to add 14PH/s of ASIC hashing servers, with significant capability for expansion.

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

On July 18, 2017, shareholders of record holding a majority of the outstanding voting capital of the Company approved a reverse stock split of the Company’s issued and outstanding common stock by a ratio of not less than one-for-four and not more than one-for-twenty-five, with such ratio to be determined by the Board of Directors, in its sole discretion. On October 25, 2017, the reverse stock split ratio of one (1) for four (4) basis was approved by the Board of Directors. On October 30, 2017, the Company filed a certificate of amendment to its Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada in order to effectuate a reverse stock split of the Company’s issued and outstanding common stock, par value $0.0001 per share on a one (1) for four (4) basis.

All share and per share values for all periods presented in the accompanying condensed consolidated financial statements are retroactively adjusted as of September 30, 2017 to reflect the Reverse Split.

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

Intangible Asset - Patents

Intangible assets include patents purchased and patents acquired in lieu of cash in licensing transactions. The patents purchased are recorded based on the cost to acquire them and patents acquired in lieu of cash are recorded at their fair market value. The costs of these assets are amortized over their remaining useful lives. Useful lives of intangible assets are periodically evaluated for reasonableness and the assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may no longer be recoverable. The Company recorded an impairment charge to its intangible assets during the three and nine months ended September 30, 2017 in the amount of $723,218 and $723,218, respectively, compared to an impairment charge associated with the end of life of a number of the Company’s portfolios during the three and nine months ended September 30, 2016 in the amounts of $5,531,383 and $6,525,273, respectively.

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

For the three and nine months ended September 30, 2017, the Company recorded no impairment charge to its goodwill and for the three and nine months ended September 30, 2016, the Company recorded an impairment to its Goodwill in the amount of $0 and $83,000, respectively.

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

For the three and nine months ended September 30, 2017 and September 30, 2016, the Company recorded no impairment charge to its other intangible assets.

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

The Company did not record any impairment charges on its long-lived assets during the three and nine months ended September 30, 2017 and September 30, 2016.

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

For the three and nine months ended September 30, 2017, the expected forfeiture rate was 12.75%, which resulted in an expense of $60,115 and $108,748, for the three and nine months ended September 30, 2017, respectively, recognized in the Company’s compensation expenses. For the three and nine months ended September 30, 2016, the expected forfeiture rate was 11.03%, which resulted in an expense of $9,570 and $36,832 for the three and nine months ended September 30, 2016, respectively, recognized in the Company’s compensation expenses. The Company will continue to re-assess the impact of forfeitures if actual forfeitures increase in future quarters.

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

Liquidity and Capital Resources

At September 30, 2017, we had approximately $.1 million in unrestricted cash and cash equivalents, $3.9 million in restricted cash and an unrestricted working capital deficit of $20.3 million.

Based on the Company’s current revenue and profit projections, management is uncertain that the Company’s existing cash and accounts receivables will be sufficient to fund its operations through at least the next twelve months, raising substantial doubt regarding the Company’s ability to continue operating as a going concern. If we do not meet our revenue and profit projections or the business climate turns negative, then we will need to:

●	raise additional funds to support the Company’s operations; however, there is no assurance that the Company will be able to raise such additional funds on acceptable terms, if at all. If the Company raises additional funds by issuing securities, existing stockholders may be diluted; and

●	review strategic alternatives.

If adequate funds are not available, we may be required to curtail our operations or other business activities or obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain technologies or potential markets.

Results of Operations

For the Three and Nine Months Ended September 30, 2017 and 2016

We generated revenues of $162,713 and $609,650 during the three and nine months ended September 30, 2017 as compared to $43,113 and $36,452,551 during the three and nine months ended September 30, 2016. For the three and nine months ended September 30, 2017, this represented an increase of $119,600 or 277% and a decrease of $35,842,901 or 98%, respectively. On an absolute basis, revenue for the three and nine months ended September 30, 2017 was derived from the issuance of a one-time technology license outside of litigation and recurring royalties from the Company’s Medtech portfolio and for the three and nine months ended September 30, 2016 revenue was primarily derived from the issuance of one-time patent licenses with the remainder of the revenue derived from recurring royalties.

The Company had no revenues from the issuance of one-time patent licenses to certain of the Company’s patent portfolios for the three months and nine ended September 30, 2017 and 0% and 99% for the three and nine months ended September 30, 2016, respectively. For the three months ended September 30, 2017, there were no patent settlement and license agreements, whereas revenues from the five largest settlement and license agreements accounted for 99% of the Company’s revenue for the comparable period ending September 30, 2016.

Direct cost of revenues during the three and nine months ended September 30, 2017 amounted to $64,836 and $1,544,322, respectively and for the three and nine months ended September 30, 2016, the direct cost of revenues amounted to $1,094,378 and $19,202,118, respectively. For the three and nine months ended September 30, 2017, this represented a decrease of $1,479,486 or 94% and $18,107,740 or 92%, respectively. Direct costs of revenue include contingent payments to patent enforcement legal costs, patent enforcement advisors and inventors as well as various non-contingent costs associated with enforcing the Company’s patent rights and otherwise in developing and entering into settlement and licensing agreements that generate the Company’s revenue. For the three and nine months ended September 30, 2017, the Company had lower contingent fee costs associated with lower levels of revenue and fewer number of active infringement cases. Direct cost of revenues were 40% and 253%, respectively, for the three and nine months ended September 30, 2017 and direct costs of revenues were 2,538% and 53%, respectively, for the comparable periods in 2016.

We incurred other operating expenses of $4,014,856 and $8,720,754 for the three and nine months September 30, 2017, respectively and $9,688,527 and $18,884,827 for the three and nine months ended September 30, 2016, respectively. For the three and nine months ended September 30, 2017, this represented a decrease in other operating expenses of $5,669,671 or 59% and $10,164,073 or 54%, respectively. These expenses primarily consisted of amortization of patents, general expenses, compensation to our officers, directors and employees, professional and consulting fees incurred in connection with the day-to-day operation of our business and patent and goodwill impairment charges. The year over year decline in other operating expenses for the three and nine months ended September 30, 2017 resulted from declines in patent amortization and impairment costs and consulting fees, offset by increases in compensation, professional fees and other general and administrative costs, compared to 2016. The increase in compensation expenses is related to costs associated with the cancellation of existing employment agreements between the Company and the Company’s CEO, CFO and COO, as well as other termination provisions for non-executive employees.

Other operating expenses consisted of the following:

	Total Other Operating Expenses		Total Other Operating Expenses
	For the Three Months Ended September 30, 2017	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2017	For the Nine Months Ended September 30, 2016

Amortization of patents(1)	$457,419	$2,030,886	$1,803,264	$6,018,196
Compensation and related taxes (2)	1,871,946	1,252,571	3,718,034	3,406,841
Consulting fees (3)	133,018	257,420	189,819	903,032
Professional fees (4)	616,125	432,496	1,686,955	1,336,201
Other general and administrative (5)	213,130	183,771	599,464	612,284
Goodwill impairment (6)	-	-	-	83,000
Patent Impairment (7)	723,218	5,531,383	723,218	6,525,273
Total	$4,014,856	$9,688,527	$8,720,754	$18,884,827

Operating expenses for the three and nine months ended September 30, 2017 include non-cash operating expenses totaling $2,541,798 and $4,069,413, respectively, and for the three and nine month ended September 30, 2016, the Company incurred non-cash operating expenses of $8,053,556 and $14,332,533, respectively. Non-cash operating expenses consisted of the following:

	Non-Cash Operating Expenses		Non-Cash Operating Expenses
	For the Three Months Ended September 30, 2017	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2017	For the Nine Months Ended September 30, 2016

Amortization of patents (1)	$457,419	$2,030,886	$1,803,264	$6,018,196
Compensation and related taxes (2)	1,319,629	440,161	1,636,906	1,306,399
Consulting fees (3)	42,910	30,038	(91,228)	345,510
Professional fees (4)	108	8,620	325	25,707
Other general and administrative (5)	(1,486)	12,468	(3,072)	28,448
Goodwill impairment (6)	-	-	-	83,000
Patent Impairment (7)	723,218	5,531,383	723,218	6,525,273
Total	$2,541,798	$8,053,556	$4,069,413	$14,332,533

(1)	Amortization of intangibles and depreciation: Amortization expenses associated with patents and the Company’s website were $457,419 and $1,803,264 during the three and nine months ended September 30, 2017, respectively, a decrease of $1,573,467 or 77% and $4,214,932 or 70% relative to the three and nine months ended September 30, 2016. The decrease results from the partial or full impairment of numerous of the Company’s portfolios reducing the carrying fair value and the related amortization expenses. When the Company acquires patents and patent rights, the Company capitalizes the cost of those assets and amortizes those costs over the remaining useful lives of the assets. All patent amortization expenses are non-cash expenses.

(2)	Compensation expense and related taxes: Compensation expense includes cash compensation and related payroll taxes and benefits, and non-cash equity compensation expenses. For the three and nine months ended September 30, 2017, respectively, compensation expense and related payroll taxes were $1,871,946 and $3,718,034, an increase of $619,375 or 49% and 311,193 or 9% relative to the three and nine months ended September 30, 2016. The increase in compensation expenses is related to costs associated with the cancellation of existing employment agreements between the Company and the Company’s CEO, CFO and COO, as well as other termination provisions for non-executive employees. We recognized non-cash employee and board equity based compensation of $1,319,629 and $1,636,906, respectively, for the three and nine months ended September 30, 2017 and $440,161 and $1,306,399, respectively, for the three and nine months ended September 30, 2016.

(3)	Consulting fees: For the three and nine months ended September 30, 2017, respectively, we incurred consulting fees of $133,018 and $189,819. This represented decreases in the amount of $124,402 or 48% and $713,213 or 79% compared to the three and nine months ended September 30, 2016. Consulting fees include both cash and non-cash related consulting fees primarily for investor relations, public relations and general consulting services. The decrease in consulting fees for the three and nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 reflects a reduction in activity related to the acquisition of new portfolios as well as a credit recognized during the three months ended March 31, 2017 associated with the mark to market of an option grant issued to a consultant who no longer derives a majority of his compensation from the Company. As a result, the Company must mark to market his option grant on a quarterly basis. The credit for the three months ended March 31, 2017 was partially offset by a mark to market expense of the same option during the three months ended September 30, 2017. During the three ended September 30, 2017, we recognized non-cash equity based consulting expenses of $42,910 and during the nine months ended September 30, 2017, we recognized a non-cash equity based consulting credit of $91,228. During the three and nine months ended September 30, 2016, we recognized non-cash equity-based consulting expenses of $30,038 and $345,510, respectively.

(4)	Professional fees: For the three and nine months ended September 30, 2017, we incurred professional fees of $616,125 and $1,686,955, respectively, an increase of $183,629 or 42% and $350,754 or 26% over the comparable periods in 2016. Professional fees primarily reflect the costs of professional outside accounting fees, legal fees and audit fees. The increase in professional fees for the three and nine months ended September 30, 2017 over the three and nine months ended September 30, 2016 relate to higher professional outside legal, accounting and audit fees resulting from the costs associated with closing the Fortress restructuring in January 2017, the equity issuance in April 2017, the Convertible Note issuance in August, the restructuring of other indebtedness and the entrance into the merger agreement with GBV. During the three and nine months ended September 30, 2017, we recognized non-cash equity-based professional expenses of $108 and $325, respectively, compared to non-cash equity-based professional expenses of $8,620 and $25,707, respectively, during the same periods in 2016.

(5)	Other general and administrative expenses: For the three and nine months ended September 30, 2017, we incurred other general and administrative expenses of $213,130 and $599,464, respectively, an increase of $29,359 or 16% for the three months ended September 30, 2017 and a decrease of $12,820 or 2% over the comparable periods in 2016. General and administrative expenses reflect the other non-categorized operating costs of the Company and include expenses related to being a public company, rent, insurance, technology and other expenses incurred to support the operations of the Company. During the three and nine months ended September 30, 2017, we recognized non-cash equity based other G&A credits of $1,486 and $3,072, respectively, compared to non-cash equity-based other G&A expenses of $12,468 and $28,448, respectively, during the same periods in 2016.

(6)	Goodwill impairment: For the three and nine months ended September 30, 2017, there was no impairment of goodwill. Based on the Company’s decision to end of life one of its portfolios, the Company took an impairment charge during the three and nine months ended September 30, 2016 in the carrying value of the related goodwill in the amount of $83,000.

(7)	Patent impairment: For the three and nine months ended September 30, 2017, the Company took an impairment charge of the carrying value of the Company’s Clouding portfolio patents in the amount of $723,218 and $723,218, respectively. Based on changes in the expected timing of proceeds from the Clouding portfolio, as well as the impairment of one portfolio during the three months ended September 30, 2016 and two portfolios during the three months ended March 31, 2016, the Company took impairment charges for three and nine months September 30, 2016 in the carrying value of the Company’s patents assets in the amount of $5,531,383 and $6,525,273, respectively.

We reported operating income (loss) of $(3,916,979) and $(9,655,378) for the three and nine months ended September 30, 2017 and operating income (loss) of $(10,739,792) and $(1,634,394) for the three and nine months ended September 30, 2016. For the three and nine months ended September 30, 2017, this represented an increase in operating income of $6,822,813 for the three months ended September 30, 2017 and a decrease in operating income of $8,020,984 for the three months ended September 30, 2017. The increase in operating income for the three months ended September 30, 2017 results from markedly lower expenses and the decreased income from operations in 2017 relative to 2016 was primarily attributable to lower revenue and higher direct cost of revenues as a percentage of revenue, only partially offset by lower cash and non-cash operating expenses.

Other Income (Expenses)

Total other income (expenses) was $(2,468,316) and $(2,675,400) for the three and nine months ended September 30, 2017, respectively, and $1,093,278 and $(682,040) for the three and nine months ended September 30, 2016, respectively. For the three and nine months ended September 30, 2016, this represented an increase in other expense of $3,561,594 and $1,993,360, respectively.

Income Tax Benefit (Expense)

For the three and nine months ended September 30, 2016, the Company recognized no income tax benefit as a result of the Company’s profit. We recognized an income tax expense for the three and nine months ended September 30, 2017 in the amounts of $(12,191) and $(29,433), respectively and an income tax benefit in the amount of $3,347,909 and $26,974 for the three and nine months ended September 30, 2016, respectively.

Net Income (Loss)

We reported net income (loss) of $(6,677,486) and $(12,484,925) for the three and nine months ended September 30, 2017, respectively, and net income (loss) of $(6,274,410) and $(2,261,542) for the three and nine months ended September 30, 2016, respectively. For the three and nine months ended September 30, 2017, this represented a decrease in the net income of $98,881 and $10,070,751, respectively.

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

On a Non-GAAP basis, the Company’s recorded a Non-GAAP loss of $(1,448,278) and $(6,187,993) for the three and nine months ended September 30, 2017, respectively, compared to Non-GAAP loss in the amount of $(3,235,092) and non-GAAP income of $10,874,080 for the three and nine months ended September 30, 2016, respectively. The details of those expenses and non-GAAP reconciliation of these non-cash items are set forth below:

	Non-GAAP Reconciliation		Non-GAAP Reconciliation
	For the Quarter Ended September 30, 2017	For the Quarter Ended September 30, 2016	For the Nine Months Ended September 30, 2017	For the Nine Months Ended September 30, 2016
Net income (loss) attributable to Common Shareholders	$(6,677,486)	$(6,274,410)	$(12,484,925)	$(2,261,542)
Non-GAAP
Amortization of intangible assets & depreciation	457,719	2,030,886	1,804,512	6,018,196
Equity-based compensation	1,371,480	478,819	1,554,835	1,677,616
Impairment of intangible assets	723,218	5,531,383	723,218	6,608,273
Change in the fair value of the clouding IP liability	(754,320)	(1,954,378)	(768,199)	(2,122,208)
Loss on debt extinguishment	283,237	-	283,237	-
Loss on sale of companies	1,519,875	-	1,519,875	-
Warrant (Income) Expense, net	1,909,879	-	1,914,786	-
Non-cash Other (Income) expense, net	(1,323,407)	-	(2,221,939)	-
Non-cash interest expense	1,043,012	288,049	1,489,678	952,231
Deferred tax benefit	-	(3,347,909)	-	(26,974)
Other	(1,486)	12,468	(3,072)	28,488
Non-GAAP earnings (loss)	$(1,448,278)	$(3,235,092)	$(6,187,993)	$10,874,080

The following table sets forth the computation of basic and diluted loss per share on a Non-GAAP basis:

	Non-GAAP Reconciliation		Non-GAAP Reconciliation
	For the Quarter Ended September 30, 2017	For the Quarter Ended September 30, 2016	For the Nine Months Ended September 30, 2017	For the Nine Months Ended September 30, 2016
Non-GAAP net income (loss)	$(1,448,278)	$(3,235,092)	$(6,187,993)	$10,874,080

Denominator
Weighted average common shares - Basic	6,270,299	3,761,785	5,564,465	3,736,213
Weighted average common shares - Diluted	6,270,299	3,761,785	5,564,465	3,996,067

Non-GAAP earnings (loss) per common share:
Non-GAAP earnings (loss) - Basic	$(0.23)	$(0.86)	$(1.11)	$2.91
Non-GAAP earnings (loss) - Diluted	NA	NA	NA	2.72

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At September 30, 2017, the Company’s unrestricted cash balances totaled $122,172 compared to $4,998,314 at December 31, 2016 and the Company’s restricted cash balances totaled $3,919,718 at September 30, 2017 and $0 at December 31, 2016. The decrease in the cash balances of $4,876,142 resulted primarily from net cash used in operations, offset by cash received upon the issuance of the Convertible Note and equity.

The unrestricted net working capital deficit declined by $5,323,251 to $(20,262,835) at September 30, 2017 from $(14,939,583) at December 31, 2016. The decrease in net working capital resulted primarily from a reduction in the Company’s cash as well as the reclassification of all Fortress indebtedness into short-term liabilities in anticipation of the Restructuring.

Cash provided in operating activities was $(14,805,103) during the nine months ended September 30, 2017 and cash provided in operating activities of was $11,214,122 during the nine months ended September 30, 2016. The difference between the nine months ended September 30, 2016, during which the Company generated cash from operating activities, and the nine months ended September 30, 2017, during which the Company used cash in operating activities, is largely tied to the much lower level of revenues during the nine months ended September 30, 2017 as compared to the comparable period in 2016.

Cash provided in investing activities was $2,765,466 for the nine months ended September 30, 2017 compared to $(3,561,043) cash used in investing activities for the nine months ended September 30, 2016. The generation of cash in investing activities during the nine months ended September 30, 2017 was primarily related to the disposition of certain patent portfolios, offset slights by the purchases of property, equipment and other non-patent intangible assets and cash used during the nine months ended September 30, 2016 was primarily the acquisition of new patent portfolios.

Cash provided in financing activities was $11,066,704 during the nine months ended September 30, 2017 compared to cash provided in financing activities in the amount of $(8,911,688) during the nine months ended September 30, 2016. Cash generated by financing activities for the nine months ended September 30, 2017 resulted from the issuance of equity, issuance of Convertible Notes, offset by the repayment of some outstanding debt. Cash used in financing activities for the nine months ended September 30, 2016 resulted from the repayment of notes payable related to the acquisition of the Medtech portfolios, the repayment of principal on the Fortress debt and the repayment of other minor debt obligations.

Management is uncertain that the balance of cash and cash equivalents of $122,172 in unrestricted cash at September 30, 2017 is sufficient to continue to fund the Company’s operations through at least the next twelve months and there is no certainty that the Company will achieve the milestones to have the restricted cash released from escrow. The Company’s operations are subject to various risks and there is no assurance that changes in the operations of the Company will not require the Company to raise additional cash sooner than planned in order to continue uninterrupted operations. In that event, the Company would seek to raise additional capital from the sale of the Company’s securities, from borrowing or from other sources. Should the Company seek to raise capital from the issuances of its securities, such transactions would be subject to the risks of the market for the Company’s securities at the time.

Based on the Company’s current revenue and profit projections, management is uncertain that the Company’s existing cash and accounts receivables will be sufficient to fund its operations through at least the next twelve months, raising substantial doubt regarding the Company’s ability to continue operating as a going concern. If we do not meet our revenue and profit projections or the business climate turns negative, then we will need to:

●	raise additional funds to support the Company’s operations; provided, however, there is no assurance that the Company will be able to raise such additional funds on acceptable terms, if at all. If the Company raises additional funds by issuing securities, existing stockholders may be diluted; and

●	review strategic alternatives.

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

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In the normal course of our business of patent monetization, it is generally necessary for us to initiate litigation in order to commence the process of protecting our patent rights. Such litigation is expected to lead to a monetization event. Accordingly, we are, and in the future, expect to become, a party to ongoing patent enforcement related litigation alleging infringement by various third parties of certain patented technologies owned and/or controlled by us. Litigation is commenced by and managed through the subsidiary that owns the related portfolio of patents or patent rights. In connection with our enforcement activities, we are currently involved in multiple patent infringement cases. As of September 30, 2017, the Company is involved into a total of 5 lawsuits against defendants in the following jurisdictions:

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

Marathon Patent Group, Inc., Doug Croxall and Francis Knuettel II are currently defendants in a lawsuit captioned as Jeffrey Feinberg v. Marathon Patent Group, Inc., Doug Croxall, Francis Knuettel II and Does 1-10, inclusive, Los Angeles County Superior Court, Case No.: BC673128. Mr. Feinberg alleges the following causes of action against Marathon, Doug Croxall and Francis Knuettel II: violation of Section 11 of the Securities Act; violation of Section 12(a)(2) of the Securities Act; violation of Section 15 of the Securities Act; fraud and fraudulent concealment; constructive fraud; and negligent misrepresentation. On November 9, 2017, Mr. Feinberg filed a request for dismissal.

Other than as disclosed herein, we know of no other material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation other than in the normal course of business.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 9, 2017, the Company issued 250,000 shares of the Company’s Common Stock pursuant to the conversion of 200,000 shares of Series D Convertible Preferred Stock.

On August 29, 2017, the Company issued 200,000 shares in total of the Company’s Common Stock to four different vendors in partial or total payment of outstanding invoices.

On September 5, 2017, the Company issued 62,500 shares of the Company’s Common Stock pursuant to the conversion of 50,000 shares of Series D Convertible Preferred Stock.

On September 6, 2017, the Company issued 534,710 shares of the Company’s Common Stock pursuant to the conversion of $427,768 in principal amount invested in the Convertible Note.

On September 13, 2017, the Company issued 315,925 shares of the Company’s Common Stock pursuant to the conversion of 252,750 shares of Series D Convertible Preferred Stock.

On September 29, 2017, the Company issued 598,500 shares of the Company’s Common Stock to holders of the warrants issued pursuant to the April Purchase Agreement following approval by the Company’s shareholders of the warrant exchange at a special meeting held on September 29, 2017.

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

Date: November 20, 2017

MARATHON PATENT GROUP, INC.

By:	/s/ Doug Croxall
Name: Doug Croxall
Title: Chief Executive Officer and Chairman
(Principal Executive Officer)

By:	/s/ Francis Knuettel II
Name: Francis Knuettel II
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

