Form 10-K
period 2017-12-31
Marathon Patent Group, Inc.
filed 2018-04-16
CIK 1507605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number 001-36555

MARATHON PATENT GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	01-0949984
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

11601 Wilshire Blvd. Ste. 380, Los Angeles, CA	90025
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (703) 232-1701

Securities registered under Section 12(b) of the Exchange Act:

Common Stock $0.0001 par value per share	The NASDAQ Stock Market LLC
(Title of class)	(Name of each exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of June 30, 2017, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing sales price of common stock, par value $0.0001 per share (the “Common Stock”) on June 30, 2017, was approximately $31.9 million.

As of April 12, 2018, the registrant had 19,327,940 shares of Common Stock outstanding.

MARATHON PATENT GROUP, INC.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K and other written and oral statements made from time to time by us may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties. Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address our growth strategy, financial results and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward-looking statements. These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed, and actual future results may vary materially.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

●	The uncertainty of profitability;

●	Risks related to failure to obtain adequate financing on a timely basis and on acceptable terms; and

●	Other risks and uncertainties related to our business plan and business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully, and readers should not place undue reliance on our forward-looking statements. Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made, and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

PART I

ITEM 1. BUSINESS

We were incorporated in the State of Nevada on February 23, 2010 under the name Verve Ventures, Inc. On December 7, 2011, we changed our name to American Strategic Minerals Corporation and were engaged in exploration and potential development of uranium and vanadium minerals business. In June 2012, we discontinued our minerals business and began to invest in real estate properties in Southern California. In October 2012, we discontinued our real estate business when our former CEO joined the firm and we commenced our IP licensing operations, at which time the Company’s name was changed to Marathon Patent Group, Inc. On November 1, 2017, we entered into a merger agreement with Global Bit Ventures, Inc. (“GBV”), which is focused on mining digital assets. We have since purchased our own cryptocurrency mining machines and established a data center in Canada to mine digital assets. Following the merger, we intend to add GBV’s existing technical capabilities and digital asset miners and expand our activities in the mining of new digital assets, while at the same time harvesting the value of our remaining IP assets.

Our principal office is located at 11601 Wilshire Blvd., Suite 500, Los Angeles, CA 90025. Our telephone number is (703) 232-1701. Our internet address is www.marathonpg.com. Information on our website is not incorporated into this report.

IP Licensing

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

Business Model and Strategy

Historically, our business encompasses two main elements: (1) the identification, analysis and acquisition of patents and patent rights; and (2) the generation of revenue from the acquired patents or patent rights. Typically, we compensate the patent holder with some combination of cash, equity, earn-out or debt in consideration for the patents or patent rights or resolution of claims. We are no longer seeking the acquisition of new patent portfolios.

Competition

While there has previously been a noticeable proliferation of patent monetization firms seeking to enter the business, both public and private, there has been a visible decline over the last 12 months in the competition for purchasing patents as a result of a series of judicial rulings and certain components of the Leahy-Smith America Invents Act (“AIA”), both of which have made patent enforcement and licensing in the United States more expensive and risky. This has had the effect of reducing the purchase prices and making acquisitions less competitive, providing the Company with considerable opportunities for new acquisitions, both in the United States and internationally.

Customers

Currently, we define customers as those companies that procure licenses to our patents, to satisfy legal claims of infringement against commercial products or services they produce or sell. Our licensees generally obtain non-recurring, non-exclusive, non-assignable license agreements in return for a single payment upon execution of the license agreement. However, in certain cases, such as the licenses for our Medtech patent portfolio, we may enter into licenses with recurring royalty payments that continue for a defined period.

Intellectual Property and Patent Rights

Our intellectual property is primarily comprised of issued patents, patent applications and contract rights to patents. We began to generate revenue from patents during the second quarter of 2013. As of December 31, 2017, the median expiration date for patents in our portfolio is October 29, 2020 and the latest expiration date for a patent in our portfolio is August 9, 2029. A summary of our patent portfolios is as follows:

Subsidiary	Number of Patents	Earliest Expiration Date	Median Expiration Date	Latest Expiration Date	Subject Matter
Clouding Corp.	24	2/03/18	9/10/21	5/29/29	Network and data management
CRFD Research, Inc.	3	5/25/21	8/10/22	8/19/23	Web page content translator and device-to-device
					transfer system
Medtech Group Acquisition Corp.	40	Expired	9/19/19	8/9/29	Medical technology
Soems Acquisition	12	1/22/18	12/18/19	7/18/24	Multiple
Crypto Currency PHC, LLC	4	12/05/33	12/05/33	12/05/33	Cryptocurrency
		Median	03/19/21

Patent Enforcement Litigation

We are involved in numerous ongoing patent enforcement proceedings alleging infringement of patent rights, with all current cases being heard in Delaware. As of December 31, 2017, we were involved in four enforcement actions, three arising from our CRFD patent portfolio and one arising from our Clouding patent portfolio.

Digital Asset Mining

We intend to power and secure blockchains by verifying blockchain transactions using custom hardware and software. We are currently using our hardware to mine bitcoin (“BTC”) and expect to mine BTC and ether (“ETH”), and potentially other cryptocurrencies, following the merger with GBV. Bitcoin and ether rely on different technologies based on the blockchain. Wherein bitcoin is a digital currency and ether is generally associated with smart contracts and digital tokens, we will be compensated in either BTC or ETH based on the mining transactions we perform for each, which is how we will earn revenue.

Blockchains are decentralized digital ledgers that record and enable secure peer-to-peer transactions without third party intermediaries. Blockchains enable the existence of digital assets by allowing participants to confirm transactions without the need for a central certifying authority. When a participant requests a transaction, a peer-to-peer network consisting of computers, known as nodes, validate the transaction and the user’s status using known algorithms. After the transaction is verified, it is combined with other transactions to create a new block of data for the ledger. The new block is added to the existing blockchain in a way that is permanent and unalterable, and the transaction is complete.

Digital assets (also known as cryptocurrency) are a medium of exchange that uses encryption techniques to control the creation of monetary units and to verify the transfer of funds. Many consumers use digital assets because it offers cheaper and faster peer-to-peer payment options without the need to provide personal details. Every single transaction and the ownership of every single digital asset in circulation is recorded in the blockchain. Miners use powerful computers that tally the transactions to run the blockchain. These miners update each time a transaction is made and ensure the authenticity of information. The miners receive a transaction fee for their service in the form of a portion of the new digital “coins” that are issued.

Research and Development

We have not expended funds for research and development costs.

Employees

As of December 31, 2017, we had 3 full-time employees. We believe our employee relations to be good.

ITEM 1A. RISK FACTORS

The combined organization will be faced with a market environment that cannot be predicted and that involves significant risks, many of which will be beyond its control. In addition to the other information contained in this Annual Report on Form 10-K, you should carefully consider the material risks described below before investing in our securities. You should also read and consider other information filed pursuant to the Form S-4 filed on December 18, 2017, the first amendment to the S-4 filed on January 24, 2018 and other documents incorporated by reference into this Form 10-K.

Risks Related to Marathon

We may be classified as an inadvertent investment company.

We are not engaged in the business of investing, reinvesting, or trading in securities, and we do not hold ourselves out as being engaged in those activities. Under the Investment Company Act of 1940, as amended (the “1940 Act”), however, a company may be deemed an investment company under Section 3(a)(1)(C) of the 1940 Act if the value of its investment securities is more than 40% of its total assets (exclusive of government securities and cash items) on a consolidated basis.

We have commenced digital asset mining, the outputs of which are cryptocurrencies, which may be deemed a security. In the event that the digital assets held by us exceed 40% of our total assets, exclusive of cash, we inadvertently become an investment company. An inadvertent investment company can avoid being classified as an investment company if it can rely on one of the exclusions under the 1940 Act. One such exclusion, Rule 3a-2 under the 1940 Act, allows an inadvertent investment company a grace period of one year from the earlier of (a) the date on which an issuer owns securities and/or cash having a value exceeding 50% of the issuer’s total assets on either a consolidated or unconsolidated basis and (b) the date on which an issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of government securities and cash items) on an unconsolidated basis. We are putting in place policies that we expect will work to keep the investment securities held by us at less than 40% of our total assets, which may include acquiring assets with our cash, liquidating our investment securities or seeking a no-action letter from the SEC if we are unable to acquire sufficient assets or liquidate sufficient investment securities in a timely manner.

As Rule 3a-2 is available to a company no more than once every three years, and assuming no other exclusion were available to us, we would have to keep within the 40% limit for at least three years after we cease being an inadvertent investment company. This may limit our ability to make certain investments or enter into joint ventures that could otherwise have a positive impact on our earnings. In any event, we do not intend to become an investment company engaged in the business of investing and trading securities.

Classification as an investment company under the 1940 Act requires registration with the SEC. If an investment company fails to register, it would have to stop doing almost all business, and its contracts would become voidable. Registration is time consuming and restrictive and would require a restructuring of our operations, and we would be very constrained in the kind of business we could do as a registered investment company. Further, we would become subject to substantial regulation concerning management, operations, transactions with affiliated persons and portfolio composition, and would need to file reports under the 1940 Act regime. The cost of such compliance would result in the Company incurring substantial additional expenses, and the failure to register if required would have a materially adverse impact to conduct our operations.

There is no way to determine in advance the amount the Company may be required to pay the holders of certain warrants issued by the Company, which are classified as liabilities.

Certain warrants issued by the Company, which are classified as liabilities on the Company’s balance sheet, have a put feature allowing the holder to put the warrants to the Company in return for cash payment in the event that there is a change of control. The amount of the cash payment to each holder is based on the value of the warrant, as determined by the Black-Scholes model and Monte Carlo method, on the day the warrant is put to the Company. As the inputs to the Black-Scholes model and Monte Carlo method include both the volatility of the Company’s stock and the underlying price of the Company’s stock on the day the warrant(s) are put to the Company, there is no way to determine in advance the amount the Company may be required to pay the holders, but it may be material.

We may not be able to successfully monetize our patents and thus we may fail to realize all of the anticipated benefits of such acquisitions.

There is no assurance that Marathon will be able to continue to successfully acquire, develop or monetize its patent portfolio. The acquisition of patents could fail to produce anticipated benefits or there could be other adverse effects that we do not currently foresee. Failure to successfully monetize our patents would have a material adverse effect on our business, financial condition and results of operations. We have ceased acquiring new patents and have significantly reduced our workforce and activities seeking to monetize patents.

In addition, our patent portfolio is subject to a number of risks, including, but not limited to the following:

●	There is a significant time lag between acquiring a patent portfolio and recognizing revenue from such patent asset. During such time lag, substantial amounts of costs are likely to be incurred that could have a negative effect on our results of operations, cash flows and financial position;

●	The monetization of a patent portfolio is a time consuming and expensive process that may disrupt our operations. If our monetization efforts are not successful, our results of operations could be harmed. In addition, we may not achieve anticipated synergies or other benefits from such acquisition; and

●	We may encounter unforeseen difficulties with our business or operations in the future that may deplete our capital resources more rapidly than anticipated. As a result, we may be required to obtain additional working capital in the future through public or private debt or equity financings, borrowings or otherwise. If we are required to raise additional working capital in the future, such financing may be unavailable to us on favorable terms, if at all, or may be dilutive to our existing shareholders. If we fail to obtain additional working capital, as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition.

Therefore, there is no assurance that the monetization of our patent portfolios will generate enough revenue to recoup our investment.

On October 20, 2017, we closed the First Amendment and Restructuring Agreement with DBD Credit Funding, LLC (“DBD”) to restructure and replace the obligations of Marathon under that certain Amended and Restated Revenue Sharing and Securities Purchase Agreement, dated January 10, 2017, which was originally entered into on January 29, 2015. Pursuant to the First Amendment and Restructuring Agreement, certain patents were assigned to the newly created special purpose entity (“SPE”), elected by DBD, which SPE is under the management and control of an affiliate of DBD. As a result, DBD now has full, direct control over the patents under the SPE structure. Our interest of 30% of the SPE may not have any value after the recoupment of DBD’s investment and its costs and expenses. We retain no control over, ownership of, or recourse to, the SPE patents. As a result, we are wholly-dependent on the efforts and experience of DBD, as well as the costs associated with the efforts of DBD, for any recoveries under these patents as to which we do not anticipate receiving any. After creation of the SPE and the acquisition of four patents on January 11, 2018, as of April 9, 2018, we owned 83 patents.

We presently rely upon the patent assets we acquire from other patent owners. If we are unable to monetize such assets and generate revenue and profit through those assets or by other means, there is a significant risk that our business would fail.

When we commenced our current line of business in 2012, we acquired a portfolio of patent assets from Sampo IP, LLC (“Sampo”), a company affiliated with our Chief Executive Officer, Douglas Croxall, from which we have generated revenue from enforcement activities. On April 16, 2013, we acquired a patent from Mosaid Technologies Incorporated, a Canadian corporation. On April 22, 2013, we acquired a patent portfolio through a merger between our wholly-owned subsidiary, CyberFone Acquisition Corp., a Texas corporation and CyberFone Systems LLC, a Texas limited liability company (“CyberFone Systems”). In June 2013, in connection with the closing of a licensing agreement with Siemens Technology, Inc. (“Siemens”), we acquired a patent portfolio. In September 2013, we acquired a portfolio from TeleCommunication Systems and an additional portfolio from Intergraph Corporation. In October 2013, we acquired a patent portfolio from TT IP, LLC. In December 2013 we engaged in three transactions: (i) in connection with a licensing agreement with Zhone Technologies Inc., we acquired a portfolio of patents from that company; (ii) we acquired a patent portfolio from Delphi Technologies, Inc.; and (iii) in connection with a settlement and license agreement, we agreed to settle and release a defendant for past and future use of our patents, whereby the defendant agreed to assign and transfer two U.S. patents and rights to us. In May 2014, we acquired ownership rights of Dynamic Advances, LLC, a Texas limited liability company, IP Liquidity Ventures, LLC, a Delaware limited liability company and Sarif Biomedical, LLC, a Delaware limited liability company, all of which hold patent portfolios or contract rights to the revenue generated from patent portfolios. In June 2014, we acquired Selene Communication Technologies, LLC, which holds multiple patents in the search and network intrusion field. In August 2014, we acquired patents from Clouding IP LLC, with such patents related to network and data management technology. In September 2014, we acquired TLI Communications, which owns a single patent in the telecommunication field. In October 2014, we acquired three patent portfolios from MedTech Development, LLC, which owns medical technology patents. In June 2016, one of our subsidiaries, Munitech S.a.r.l. (“Munitech”), acquired two patent portfolios from Siemens covering W-CDMA and GSM cellular technology. In July 2016, one of our subsidiaries, Magnus GmbH (“Magnus”), acquired a patent portfolio from Siemens covering internet-of-things technology. In August 2016, we entered into two transactions. In the first, we acquired a patent portfolio from CPT IP Holdings, LLC covering battery technology and in the second, we entered into a Patent Funding and Exclusive License Agreement with a Fortune 50 company to monetize more than 10,000 patents in a single industry vertical. In September 2016, one of our subsidiaries, Motheye Technologies, LLC (“Motheye”), acquired a patent from Cirrex Systems, LLC, covering LED technology; however, in June 2017, following a decision by Marathon not to enforce such patent, Motheye entered into an agreement whereby such patent held by the subsidiary was assigned back to Cirrex Systems, LLC. In September 2017, Marathon sold Munitech, which included both its assets and its liabilities, in a private transaction to a third party. In October 2017, the Company assigned all of its ownership interest in PG Technologies. S.a.r.l. (“PG Tech”) to Luxone Ventures S.a.r.l. (“Luxone”).

Following the closing of the Merger, and giving effect to the SPE, we may no longer generate revenues from our acquired patent portfolios, several of which have been disposed of and others are inactive. If our efforts to generate revenue from these assets fail, we will potentially have incurred significant losses and may be unable to acquire additional assets. If this occurs, our patent monetization business would likely fail.

We have economic interests in patent portfolios that we do not control and the decision regarding the timing and amount of licenses are held by third parties, which could lead to outcomes materially different than what we intended.

We own contract rights to patent portfolios (including the SPE) over which we do not exercise control and cannot determine when and if, and if so, for how much, the patent owner licenses the patents. This could lead to situations where we have dedicated resources, time and money to portfolios that provide little or no return on our investment. In these situations, we would record a loss on investment and incur losses that contribute to our overall performance and could have a material adverse impact on its financial condition.

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

To monetize our patent assets, we historically have initiated legal proceedings against potential infringing companies, pursuant to which we may allege that such companies infringe on one or more of our patents. Our viability could be highly dependent on the cost and outcome of the litigation, and there is a risk that we may be unable to achieve the results we desire from such litigation, which failure would substantially harm our business. In addition, the defendants in the litigations are likely to be much larger than us and have substantially more resources than we do, which could make our litigation efforts more difficult and impact the duration of the litigation which would require us to devote our limited financial, managerial and other resources to support litigation that may be disproportionate to the anticipated recovery.

These legal proceedings may continue for several years and may require significant expenditures for legal fees, patent related costs, such as inter-partes review, and other expenses. Disputes regarding the assertion of patents and other intellectual property rights are highly complex and technical. Once initiated, we may be forced to litigate against others to enforce or defend our patent rights or to determine the validity and scope of other party’s patent rights. The defendants or other third parties involved in the lawsuits in which we are involved may allege defenses and/or file counterclaims or commence re-examination proceedings by patenting issuance authorities in an effort to avoid or limit liability and damages for patent infringement or declare our patents to be invalid or non-infringed. If such defenses or counterclaims are successful, they may preclude our ability to derive revenue from the patents we own. A negative outcome of any such litigation, or an outcome which affects one or more claims contained within any such litigation or invalidating any patents, could materially and adversely impact our business. Additionally, we anticipate that our legal fees and other expenses will be material and will negatively impact our financial condition and results of operations and may result in our inability to continue our business. We have incurred significant legal expenses in our patent litigation in the past that are liabilities of the Company and may be unable to settle or reduce these expenses, regardless of the outcome of our patent litigation or the inability to license or recover damages from our patents. These liabilities may continue following the Merger and lead to litigation or claims with respect to the payment or collection of legal expenses.

Variability in intellectual property laws may adversely affect our intellectual property position.

Intellectual property laws, and patent laws and regulations in particular, have been subject to significant variability either through administrative or legislative changes to such laws or regulations or changes or differences in judicial interpretation, and it is expected that such variability will continue to occur. Additionally, intellectual property laws and regulations differ among states, and countries. Variations in the patent laws and regulations or in interpretations of patent laws and regulations in the United States and other countries may diminish the value of our intellectual property and may change the impact of third-party intellectual property on us. Accordingly, we cannot predict the scope of patents that may be granted to us, the extent to which we will be able to enforce our patents against third parties, or the extent to which third parties may be able to enforce their patents against us.

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

Moreover, patent application delays could cause delays in recognizing revenue from our internally generated patents and could cause us to miss opportunities to license patents before other competing technologies are developed or introduced into the market. We are not actively pursuing any commercialization opportunities or internally generated patents.

Our future success depends on our ability to expand our organization to match the growth of our activities.

As our operations grow, the administrative demands upon us will grow, and our success will depend upon our ability to meet those demands. We are organized as a holding company, with numerous subsidiaries. Both the parent company and each of our subsidiaries require certain financial, managerial and other resources, which could create challenges to our ability to successfully manage our subsidiaries and operations and impact our ability to assure compliance with our policies, practices and procedures. These demands include, but are not limited to, increased executive, accounting, management, legal services, staff support and general office services. We may need to hire additional qualified personnel to meet these demands, the cost and quality of which is dependent in part upon market factors outside of our control. Further, we will need to effectively manage the training and growth of our staff to maintain an efficient and effective workforce, and our failure to do so could adversely affect our business and operating results. Currently, we have limited personnel in our organization to meet our organizational and administrative demands. For example, we have reduced our workforce and have outsourced many services, including our accounting department.

Potential acquisitions may present risks, and we may be unable to achieve the financial or other goals intended at the time of any potential acquisition.

Our future growth may depend in part on our ability to acquire patented technologies, patent portfolios or companies holding such patented technologies and patent portfolios if we determine to again actively pursue patent monetization activities in the future. Such acquisitions are subject to numerous risks, including, but not limited to the following:

●	our inability to enter into a definitive agreement with respect to any potential acquisition, or if we are able to enter into such agreement, our inability to consummate the potential acquisition;

●	difficulty integrating the operations, technology and personnel of the acquired entity including achieving anticipated synergies;

●	our inability to achieve the anticipated financial and other benefits of the specific acquisition;

●	difficulty in maintaining controls, procedures and policies during the transition and monetization process;

●	diversion of our management’s attention from other business concerns; and

●	failure of our due diligence process to identify significant issues, including issues with respect to patented technologies and patent portfolios and other legal and financial contingencies.

If we are unable to manage these risks effectively as part of any acquisition, our business could be adversely affected.

Our revenues are unpredictable, and this may harm our financial condition.

From November 12, 2012 to the present, our operating subsidiaries have executed our business strategy of acquiring patent portfolios and accompanying patent rights and monetizing the value of those assets. As of April 12, 2018, on a consolidated basis and taking into account the closing of the First Amendment and Restructuring Agreement with DBD, as further described herein, our operating subsidiaries owned 83 patents which include U.S. patents and certain foreign patents, covering technologies used in a wide variety of industries. Our revenues may vary substantially from quarter to quarter, which could make our business difficult to manage, adversely affect our business and operating results, cause our quarterly results to fall below expectations and adversely affect the market price of our Common Stock.

Our patent monetization cycle is lengthy and costly, and our marketing, legal and administrative efforts may be unsuccessful.

We expect significant marketing, legal and administrative expenses prior to generating revenue from patent monetization efforts. We will also spend considerable time and resources educating defendants on the benefits of a settlement, prior to or during litigation, that may include issuing a license to our patents and patent rights. As such, we may incur significant losses in any particular period before revenue streams commence.

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

Our patent acquisition and monetization business is subject to numerous risks including new legislation, regulations and rules. If new legislation, regulations or rules are implemented either by Congress, the United States Patent and Trademark Office (“USPTO”), the executive branch, or the courts, that impact the patent application process, the patent enforcement process, the rights of patent holders, or litigation practices, such changes could materially and negatively affect our revenue and expenses and, therefore, our results of operations and the overall success of our Company. On March 16, 2013, the Leahy-Smith America Invents Act or the America Invents Act became effective. The America Invents Act includes a number of significant changes to U.S. patent law. In general, the legislation attempts to address issues surrounding the enforceability of patents and the increase in patent litigation by, among other things, establishing new procedures for patent litigation. For example, the America Invents Act changes the way that parties may be joined in patent infringement actions, increasing the likelihood that such actions will need to be brought against individual allegedly-infringing parties by their respective individual actions or activities. In addition, the America Invents Act enacted a new inter-partes review, or IPR, process at the USPTO which can be used by defendants, and other individuals and entities, to separately challenge the validity of any patent. These legislative changes, at this time, have had an impact on the costs and effectiveness of our patent monetization and enforcement business.

In addition, the U.S. Department of Justice (the “DOJ”), has conducted reviews of the patent system to evaluate the impact of patent assertion entities on industries in which those patents relate. It is possible that the findings and recommendations of the DOJ could impact the ability to effectively monetize and enforce standards-essential patents and could increase the uncertainties and costs surrounding the enforcement of any such patented technologies. Also, the Federal Trade Commission (the “FTC”), has published its intent to initiate a proposed study under Section 6(b) of the Federal Trade Commission Act to evaluate the patent assertion practice and market impact of Patent Assertion Entities, or PAEs.

Finally, judicial rules regarding the burden of proof in patent enforcement actions could substantially increase the cost of our enforcement actions and new standards or limitations on liability for patent infringement could negatively impact our revenue derived from such enforcement actions.

While we have not received a going concern opinion for the year ended December 31, 2017 from our independent registered public accounting firm, there can be no assurances we will not be subject to a going concern opinion indicating substantial doubt about Marathon’s ability to continue as a going concern in the future.

In the future, conditions may exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations and substantial decline in our working capital. A “going concern” opinion in the future could impair our ability to finance our operations through the sale of equity, incurring debt, or other financing alternatives. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and it is likely that investors will lose all or a part of their investment.

Changes in patent laws could adversely impact our business.

Patent laws and judicial decisions or procedures may continue to change and may alter the historically consistent protections afforded to owners of patent rights. Such changes may not be advantageous for us and may make it more difficult for us to obtain adequate patent protection to enforce our patents against infringing parties. Increased focus on the growing number of patent-related lawsuits may result in legislative changes that increase our costs and related risks of asserting patent enforcement actions. For example, in May 2017, the United States Supreme Court reversed a ruling by a federal appeals court that handles patent cases, which had ruled since 1990 that suits could be filed essentially anywhere a business sold products and held that patent suits should be filed in the state where the defendant is incorporated for patent infringement venue purposes. This could make it more difficult to seek damages for infringement.

Trial judges and juries often find it difficult to understand complex patent enforcement litigation, and as a result, we may need to appeal adverse decisions by lower courts in order to successfully enforce our patent rights.

It is difficult to predict the outcome of litigation, particularly patent enforcement litigation. It is often difficult for juries and trial judges to understand complex, patented technologies and, as a result, there is a higher rate of successful appeals in patent enforcement litigation than more standard business litigation. Such appeals are expensive and time consuming, resulting in increased costs and delayed final non-appealable judgments that can require payment of damages to Marathon. Although we diligently pursue enforcement litigation, we cannot predict with significant reliability the decisions that may be made by juries and trial courts.

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

The length of time required to litigate an enforcement action is increasing.

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

We expect that we will be substantially dependent on a concentrated number of licensees. If we are unable to establish, maintain or replace our relationships with licensees and develop a diversified licensee base, our revenues may fluctuate, and our growth may be limited.

A significant portion of our patent monetization revenue is generated from a limited number of licensees and licenses to such licensees. Some of these licenses were transferred to the SPE with DBD. There can be no guarantee that we will be able to obtain additional licenses for Marathon’s patents, or if we are able to do so, that the licenses will be of the same or larger size allowing us to sustain or grow our revenue levels, respectively. If we are not able to generate licenses from the limited group of prospective licensees that we anticipate may generate a substantial majority of our patent licensing revenues in the future, or if they do not generate revenues at the levels or at the times that we anticipate, our ability to maintain or grow our revenues and our results of operations will be adversely affected.

Risks Related to Marathon’s Indebtedness

Our cash flows and capital resources may be insufficient to make required payments on our indebtedness and future indebtedness.

As of April 12, 2018, we had $1,983,948 of indebtedness outstanding. Our indebtedness could have important consequences to our shareholders. For example, it could:

●	make it difficult for us to satisfy our debt obligations;

●	make us more vulnerable to general adverse economic and industry conditions;

●	limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other general corporate requirements;

●	expose us to interest rate fluctuations because the interest rate on the debt under our existing credit facility is variable;

●	require us to dedicate a portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow for operations and other purposes;

●	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

●	place us at a competitive disadvantage compared to competitors that may have proportionately less debt and greater financial resources.

In addition, our ability to make payments or refinance our obligations depends on our successful financial and operating performance, cash flows and capital resources, which in turn depend upon prevailing economic conditions and certain financial, business and other factors, many of which are beyond our control. These factors include, among others:

●	economic and demand factors affecting our industry;

●	pricing pressures;

●	increased operating costs;

●	competitive conditions; and

●	other operating difficulties.

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

We may incur additional indebtedness in the future. Any incurrence of additional indebtedness would intensify the risks described above.

Risks Relating to Marathon’s Stock

Individual investors may be able to exert significant influence over us to the detriment of minority stockholders.

On a fully diluted and converted basis, based on its ownership of our Series E Convertible Preferred Stock and Convertible Notes, Revere Investments LP (“Revere”) beneficially owns approximately 17.8% of our fully diluted Common Stock as of April 12, 2018. Further, relative to their ownership of Convertible Notes, Revere has certain participation rights in future financings. As a result, Revere could exert significant influence over our business and affairs and all matters requiring stockholder approval, including mergers or other fundamental corporate transactions. The concentration of ownership may have the effect of delaying or preventing or inducing and supporting a change in control and could affect the market price of our Common Stock.

Exercise or conversion of warrants and other convertible securities will dilute shareholder’s percentage of ownership.

We have issued convertible securities, options and warrants to purchase shares of our Common Stock to our officers, directors, consultants and certain shareholders. In the future, we may grant additional options, warrants and convertible securities. The exercise, conversion or exchange of options, warrants or convertible securities, including for other securities, will dilute the percentage ownership of our shareholders. The dilutive effect of the exercise or conversion of these securities may adversely affect our ability to obtain additional capital. The holders of these securities may be expected to exercise or convert such options, warrants and convertible securities at a time when we would be able to obtain additional equity capital on terms more favorable than such securities or when our Common Stock is trading at a price higher than the exercise or conversion price of the securities. The exercise or conversion of outstanding warrants, options and convertible securities will have a dilutive effect on the securities held by our shareholders. We have in the past, and may in the future, exchange outstanding securities for other securities on terms that are dilutive to the securities held by other shareholders not participating in such exchange.

Our Common Stock may be delisted from The NASDAQ Capital Market (“NASDAQ”) if we fail to comply with continued listing standards.

Our Common Stock is currently traded on NASDAQ under the symbol “MARA”. If we fail to meet any of the continued listing standards of NASDAQ, our Common Stock could be delisted from NASDAQ. We will be required to meet the more stringent requirements for an initial listing on NASDAQ in connection with the Merger in order for our Common Stock to continue to be listed on NASDAQ. During 2017, Marathon received multiple notices regarding its failure to meet several continued listing standards, including the $1.00 minimum closing bid price and the $2.5 million stockholders’ equity requirements, which were subsequently satisfied. Our repeated failures may impact our ability to continue to list our shares for trading on NASDAQ or to obtain approval of any initial listing application in connection with any acquisitions or other changes that require review and approval by NASDAQ. The continued listing standards include specifically enumerated criteria, such as:

●	a $1.00 minimum closing bid price;

●	stockholders’ equity of $2.5 million;

●	500,000 shares of publicly-held Common Stock with a market value of at least $1 million;

●	300 round-lot stockholders; and

●	compliance with NASDAQ’s corporate governance requirements, as well as additional or more stringent criteria that may be applied in the exercise of NASDAQ’s discretionary authority.

The initial listing standards Marathon will be required to satisfy in order to obtain approval to continue to have its Common Stock approved for listing on NASDAQ following the closing of the Merger, in addition to satisfaction of NASDAQ’s corporate governance requirements and satisfaction of NASDAQ’s discretionary authority, will include:

●	$4 minimum closing bid price;
●	$4 or $5 million stockholders’ equity;
●	$5 or $15 million market value of publicly held shares;
●	2-year operating history;
●	$50 million of market value of listed securities;
●	$750,000 of net income from continuing operations
●	1 million publicly held shares;
●	300 round lot holders; and
●	3 market makers.

Holders of our Common Stock will experience immediate and substantial dilution upon the conversion of Marathon’s outstanding preferred stock, convertible notes, and the exercise of Marathon’s outstanding options and warrants.

As of April 12, 2018:

●	225,674 shares of our Common Stock issuable upon the exercise of outstanding stock options having a weighted average exercise price of $16.68 per share;

●	728,765 shares of our Common Stock issuable upon the exercise of outstanding warrants with a weighted average exercise price of $6.17;

●	1 share of Common Stock issuable upon conversion of 1 outstanding share of Series B Preferred Stock;

●	1,911,107 shares of Common Stock issuable upon conversion of 1,911.107 outstanding shares of Series E Preferred Stock;

●	up to 2,479,935 shares of Common Stock issuable upon conversion of $1,983,948 in outstanding convertible notes.

●	70,000,000 shares of Common Stock issuable upon the closing of the Merger.

Assuming full conversion of the GBV Series A Stock and the GBV Notes and exercise of all outstanding options and warrants, and the issuance of the shares pursuant to the Merger, the number of shares of our Common Stock outstanding will increase by 75,568,583 shares of Common Stock from 19,327,940 shares of Common Stock outstanding as of April 12, 2018, to 94,896,523 shares of Common Stock outstanding, after giving effect to the above conversions and exercises, including the closing of the Merger.

Our stock price may be volatile.

The market price of our Common Stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	changes in our industry including changes which adversely affect bitcoin, ether and other digital assets;

●	competitive pricing pressures;

●	our ability to obtain working capital financing;

●	additions or departures of key personnel;

●	sales of our Common Stock;

●	our ability to execute our business plan;

●	operating results that fall below expectations;

●	loss of any strategic relationship;

●	regulatory developments; and

●	economic and other external factors.

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

If our stockholders sell substantial amounts of our Common Stock in the public market upon the expiration of any statutory holding period or lockup agreements, under Rule 144, or issued upon the exercise of outstanding warrants or other convertible securities, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our Common Stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. The shares of our restricted Common Stock will be freely tradable upon the earlier of: (i) effectiveness of a registration statement covering such shares and (ii) the date on which such shares may be sold without registration pursuant to Rule 144 (or other applicable exemption) under the Securities Act of 1933, as amended (“Securities Act”).

Because we became a public company in 2011 by means of a reverse merger, we may not be able to attract the attention of major brokerage firms.

There may be risks associated with Marathon having become a public company in 2011 through a reverse merger. Securities analysts of major brokerage firms may not provide coverage of reverse merger companies since there is no incentive to brokerage firms to recommend the purchase of our Common Stock. No assurance can be given that brokerage firms will, in the future, want to conduct any secondary offerings on our behalf.

Investor relations activities and supply and demand factors may affect the price of our Common Stock.

We expect to utilize various techniques such as non-deal road shows and investor relations campaigns in order to generate investor awareness. These campaigns may include personal, video and telephone conferences with investors and prospective investors in which our business practices are described. We may provide compensation to investor relations firms and pay for newsletters, websites, mailings and email campaigns that are produced by third parties based upon publicly-available information concerning us. We do not intend to review or approve the content of such analysts’ reports or other materials based upon analysts’ own research or methods. Investor relations firms should generally disclose when they are compensated for their efforts, but whether such disclosure is made or complete is not under our control. In addition, investors may, from time to time, also take steps to encourage investor awareness through similar activities that may be undertaken at the expense of the investors. Investor awareness activities may also be suspended or discontinued which may impact the trading market of our Common Stock.

Risks Related to the Merger

The exchange ratio is not adjustable based on the market price of Marathon’s Common Stock, so the Merger consideration at the closing may have a greater or lesser value than at the time the Merger Agreement was signed.

The Merger Agreement has set the exchange ratio for GBV’s capital stock, and the exchange ratio is based on the outstanding capital stock of GBV and the outstanding Common Stock of Marathon, in each case, at the time of execution of the Merger Agreement as described under the heading “The Merger—Merger Consideration” in the proxy statement/prospectus/information statement that has been filed in connection with the Merger. Any changes in the outstanding capital stock or market price of our Common Stock before the completion of the Merger will not affect the number of shares of our Series C Preferred Stock or our Common Stock issuable to GBV’s shareholders pursuant to the Merger Agreement. Therefore, if before the completion of the Merger the market price of our Common Stock declines from the market price on the date of the Merger Agreement, then GBV’s shareholders could receive Merger consideration with substantially lower value than the value of the Merger consideration on the date of the Merger Agreement. Similarly, if before the completion of the Merger the market price of our Common Stock increases from the market price of our Common Stock on the date of the Merger Agreement, then GBV’s shareholders could receive Merger consideration with substantially greater value than the value of such Merger consideration on the date of the Merger Agreement. The Merger Agreement does not include a price-based termination right.

Failure to complete the Merger could significantly harm the market price of Marathon’s Common Stock and negatively affect the future business and operations of each company.

If the Merger is not completed and the Merger Agreement is terminated expenses are not reimbursable in connection with a termination of the Merger Agreement, each of Marathon and GBV will have incurred significant fees and expenses, such as legal and accounting fees which Marathon and GBV estimate will total approximately $750,000 and $150,000, respectively, which must be paid whether or not the Merger is completed. Further, if the Merger is not completed, it could significantly harm the market price of our Common Stock.

In addition, if the Merger Agreement is terminated and the board of directors of Marathon or GBV determines to seek another business combination, there can be no assurance that either Marathon or GBV will be able to find a partner and close an alternative transaction on terms that are as favorable or more favorable than the terms set forth in the Merger Agreement.

The Merger may be completed even though certain events occur prior to the closing that materially and adversely affect Marathon or GBV.

The Merger Agreement provides that either Marathon or GBV can refuse to complete the Merger. However, certain types of changes do not permit either party to refuse to complete the Merger, even if such change could be said to have a material adverse effect on Marathon or GBV, including:

●	any effect resulting from the announcement or pendency of the Merger or any related transactions;

●	the taking of any action, or the failure to take any action, by either Marathon or GBV required to comply with the terms of the Merger Agreement;

●	any natural disaster or any act or threat of terrorism or war anywhere in the world, any armed hostilities or terrorist activities anywhere in the world, any threat or escalation or armed hostilities or terrorist activities anywhere in the world, or any governmental or other response or reaction to any of the foregoing;

●	general economic or political conditions or conditions generally affecting the industries in which Marathon or GBV, as applicable, operates;

●	any illegality or rejection by a governmental body, of the blockchain or digital asset industry, or changes in the prices of digital assets;

●	any change in accounting requirements, tax treatment or principles or any change in applicable laws, rules, or regulations or the interpretation thereof;

●	with respect to Marathon, any change in the stock price or trading volume of our Common Stock excluding any underlying effect that may have caused such change;

●	with respect to GBV, the termination, sublease, or assignment or disruption in the facility arrangements involving Hypertec Systems Inc. or other location housing the business or operations of GBV;

●	with respect to Marathon, continued losses from operations or decreases in cash balances of Marathon not materially inconsistent with kind and degree of losses from operations and decreases in cash balances which have occurred since December 31, 2017, unfavorable outcome or commencement of any litigation or claims against us;

●	with respect to Marathon, the winding down of our operations not materially inconsistent with the kind and degree of winding down activities which have occurred since December 31, 2017; and

●	with respect to GBV and Marathon, any change in the cash position of GBV or Marathon resulting from operations in the ordinary course of business.

If adverse changes occur and Marathon and GBV still complete the Merger, the market price of the combined organization’s Common Stock may suffer. This in turn may reduce the value of the Merger to the shareholders of Marathon, GBV or both.

Some Marathon and GBV officers and directors have interests in the Merger that are different from yours and that may influence them to support or approve the Merger without regard to your interests.

Certain officers and directors of Marathon and GBV participate in arrangements that provide them with interests in the Merger that are different from yours, including, among others, the continued service as an officer or director of the combined organization, severance benefits, the acceleration of stock option vesting, continued indemnification and the potential ability to sell an increased number of shares of common stock of the combined organization in accordance with Rule 144 under the Securities Act.

For example, Marathon has entered into certain employment and severance benefits arrangements with certain of its executive officers, including Doug Croxall and Francis Knuettel II, that may result in the receipt by such executive officers of cash severance payments and restricted stock and other benefits, including benefits which become effective upon the closing of the Merger Agreement.

In addition, and for example, certain of GBV’s directors and officers, including Charles Allen, Michal Handerhan and Jesse Sutton, have ownership of GBV capital stock which, at the closing of the Merger, shall be converted into and become shares of Series C Preferred Stock or Common Stock of Marathon, certain of GBV’s directors and officers are expected to become directors and officers of Marathon upon the closing of the Merger, and all of GBV’s directors and officers are entitled to certain indemnification and liability insurance coverage as a result of the closing of the Merger. These interests, among others, may influence the officers and directors of Marathon and GBV to support or approve the Merger.

The market price of our Common Stock following the Merger may decline as a result of the Merger.

The market price of our Common Stock may decline as a result of the Merger for a number of reasons including if:

●	investors react negatively to the prospects of the combined organization, business and financial condition following the Merger;

●	the effect of the Merger on the combined organization’s business and prospects is not consistent with the expectations of financial or industry analysts; or

●	the combined organization does not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by financial or industry analysts.

Shareholders of Marathon and GBV may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the Merger.

If the combined organization is unable to realize the strategic and financial benefits currently anticipated from the Merger, Marathon’s and GBV’s shareholders will have experienced substantial dilution of their ownership interests in their respective companies without receiving the expected commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined organization is able to realize only part of the expected strategic and financial benefits currently anticipated from the Merger.

During the pendency of the Merger, Marathon and GBV may not be able to enter into a business combination with another party at a favorable price because of restrictions in the Merger Agreement, which could adversely affect their respective businesses.

Covenants in the Merger Agreement impede the ability of Marathon and GBV to make acquisitions, subject to certain exceptions relating to fiduciary duties, or to complete other transactions that are not in the ordinary course of business pending completion of the Merger. As a result, if the Merger is not completed, the parties may be at a disadvantage to their competitors during such period. In addition, while the Merger Agreement is in effect, each party is generally prohibited from soliciting, initiating, encouraging or entering into certain extraordinary transactions, such as a Merger, sale of assets, or other business combination outside the ordinary course of business with any third party, subject to certain exceptions relating to fiduciary duties. Any such transactions could be favorable to such party’s shareholders.

Certain provisions of the Merger Agreement may discourage third parties from submitting alternative takeover proposals, including proposals that may be superior to the arrangements contemplated by the Merger Agreement.

The terms of the Merger Agreement prohibit each of Marathon and GBV from soliciting alternative takeover proposals or cooperating with persons making unsolicited takeover proposals, except in limited circumstances when such party’s board of directors determines in good faith that an unsolicited alternative takeover proposal is or is reasonably likely to lead to a superior takeover proposal and that failure to cooperate with the proponent of the proposal would be reasonably likely to be inconsistent with the board’s fiduciary duties. Moreover, even if a party receives what the party’s board of directors determines is a superior proposal, the Merger Agreement does not permit either party to terminate the Merger Agreement to enter into a superior proposal.

Because the lack of a public market for GBV’s capital stock and notes makes it difficult to evaluate the value of GBV’s capital stock, the shareholders of GBV may receive shares of our Series C Preferred Stock or Common Stock in the Merger that have a value that is less than, or greater than, the fair market value of GBV’s capital stock or notes.

The outstanding capital stock of GBV (and the GBV Notes) are privately held and is not traded in any public market. The lack of a public market makes it extremely difficult to determine the fair market value of GBV. Because the percentage of our Series C Preferred Stock or Common Stock to be issued to GBV’s shareholders and holders of the GBV Notes was determined based on negotiations between the parties, it is possible that the value of our Series C Preferred Stock and Common Stock to be received by GBV’s shareholders and holders of the GBV Notes will be less than the fair market value of GBV, or we may pay more than the aggregate fair market value for GBV.

If the conditions to the Merger are not met, the Merger will not occur.

Even if the Merger is approved by the shareholders of Marathon and GBV, specified conditions must be satisfied or waived to complete the Merger. These conditions are set forth in the Merger Agreement and described in the section entitled “The Merger Agreement—Conditions to the Completion of the Merger” in the proxy statement/prospectus/information statement that has been filed in connection with the Merger. Marathon and GBV cannot assure you that all of the conditions will be satisfied or waived. If the conditions are not satisfied or waived, the Merger may not occur or may be delayed, and Marathon and GBV each may lose some, or all, of the intended benefits of the Merger.

Risks Related to the Business of GBV Upon Completion of the Merger

GBV may fail to realize the anticipated benefits of the Merger.

The success of the Merger will depend on, among other things, the ability of GBV to integrate and combine ours and GBV’s respective businesses in a manner that realizes anticipated synergies and exceeds the projected stand-alone cost savings and revenue growth trends identified by us and GBV. After the Merger, GBV expects to benefit from significant cost synergies at both the business and corporate levels that will exceed the cost reductions achievable by Marathon and GBV through their stand-alone cost reduction programs. Such cost synergies are expected to be driven by integrating corporate functions, reducing technology spending by optimizing IT infrastructure, using centers of excellence in cost-competitive locations and optimizing real estate and other costs.

However, GBV must successfully combine the businesses of Marathon and GBV in a manner that permits these cost savings and synergies to be realized. In addition, GBV must achieve the anticipated savings and synergies in a timely manner and without adversely affecting current revenues and investments in future growth. If GBV is not able to successfully achieve these objectives, or the cost to achieve these synergies is greater than expected, then in either case the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected.

A variety of factors may adversely affect GBV’s ability to realize the currently expected operating synergies, savings and other benefits of the Merger, including the failure to successfully optimize GBV’s facilities footprint, the inability to leverage existing customer relationships, the failure to identify and eliminate duplicative programs, and the failure to otherwise integrate Marathon’s and GBV’s respective businesses, including their technology platforms.

Combining our business with GBV’s business may be more difficult, costly or time-consuming than expected, which may adversely affect GBV’s results and negatively affect the value of its Common Stock following the Merger.

We have entered into the Merger Agreement with GBV because each believes that the Merger will be beneficial to its respective company and stockholders or shareholders, as applicable, and that combining our business with GBV’s business will produce benefits and cost savings. However, Marathon and GBV have historically operated as independent companies and will continue to do so until the completion of the Merger. Following the completion of the Merger, GBV’s management will need to integrate Marathon’s and GBV’s respective businesses. The combination of two independent businesses is a complex, costly and time-consuming process and the management of GBV may face significant challenges in implementing such integration, many of which may be beyond the control of management, including, without limitation:

●	latent impacts resulting from the diversion of the respective management team’s attention from ongoing business concerns as a result of the devotion of management’s attention to the Merger and performance shortfalls at one or both of the companies;

●	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects;

●	the possibility of faulty assumptions underlying expectations regarding the integration process;

●	unanticipated issues in integrating information technology, communications programs, financial procedures and operations, and other systems, procedures and policies;

●	difficulties in managing GBV, addressing differences in business culture and retaining key personnel;

●	unanticipated changes in applicable laws and regulations;

●	managing tax costs or inefficiencies associated with integrating the operations of GBV;

●	coordinating geographically separate organizations; and

●	unforeseen expenses or delays associated with the Merger.

Some of these factors will be outside of our control and GBV and any one of them could result in increased costs and diversion of management’s time and energy, as well as decreases in the amount of expected revenue which could materially impact our business, financial conditions and results of operations. The integration process and other disruptions resulting from the Merger may also adversely affect GBV’s relationships with employees, suppliers, customers, distributors, licensors and others with whom Marathon and GBV have business or other dealings, and difficulties in integrating the businesses or regulatory functions of Marathon and GBV could harm the reputation of GBV.

If GBV is not able to successfully combine the businesses of Marathon and GBV in an efficient, cost-effective and timely manner, the anticipated benefits and cost savings of the Merger may not be realized fully, or at all, or may take longer to realize than expected, and the value of our Common Stock, the revenues, levels of expenses and results of operations may be affected adversely. If GBV is not able to adequately address integration challenges, GBV may be unable to successfully integrate Marathon’s and GBV’s operations or realize the anticipated benefits of the transactions contemplated by the Merger Agreement.

We have incurred and expect to incur additional significant costs in connection with the integration of GBV.

There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the Merger. While both we and GBV have assumed that a certain level of expenses would be incurred in connection with the Merger and the other transactions contemplated by the Merger Agreement, there are many factors beyond their control that could affect the total amount of, or the timing of, anticipated expenses with respect to the integration and implementation of the combined businesses.

There may also be additional unanticipated significant costs in connection with the Merger that GBV may not recoup. These costs and expenses could reduce the benefits and additional income we expect to achieve from the Merger. Although we expect that these benefits will offset the transaction expenses and implementation costs over time, this net benefit may not be achieved in the near term or at all.

If we lose key personnel or are unable to attract and retain additional qualified personnel, we may not be able to successfully manage our business and achieve our objectives.

We believe our future success will depend upon our ability to retain our key management and attract new key personnel. Currently, none of our employees and none of our directors are experienced with blockchain or digital asset (cryptocurrency) businesses. We intend to seek to engage officers and employees and appoint directors with experience in blockchain and digital asset technologies in the future, including associated with GBV upon closing of the Merger Agreement. There can be no assurance we will be able to attract or retain any personnel, directors or officers with suitable experience to pursue our goals.

On November 1, 2017, we entered into an amendment (the “Retention Amendment”) with Doug Croxall, Marathon’s Chief Executive Officer, amending the Retention Agreement dated August 22, 2017, which was amended and restated on August 30, 2017. Pursuant to the Retention Amendment, Mr. Croxall’s monthly base compensation was adjusted to $30,000 per month through December 31, 2017. Upon execution of the Merger Agreement, 50% of Mr. Croxall’s remaining retention bonus, in the amount of $187,500, was paid to Mr. Croxall, with the remainder to be paid upon the closing of the Merger Agreement. Mr. Croxall’s resignation became effective on December 31, 2017, although we will continue to pay Mr. Croxall at the rate of $20,000 per month through April 30, 2018.

On January 1, 2018, Merrick Okamoto was appointed to the position of Interim Chief Executive Officer, in addition to his role as Chairman of the Board of Directors of the Company and is expected to serve in such capacity through the closing of the Merger. Mr. Okamoto does not have a fixed contract and holds his position as Interim CEO on an at-will basis. The current expectation is that Mr. Okamoto will relinquish the Interim CEO role upon close of the Merger with GBV and be replaced by the CEO of GBV, Charles Allen; however, there can be no assurance that a suitable executive can be retained. Mr. Allen is not subject to an employment agreement with the Company and there is no certainty that the Company and Mr. Allen will reach agreeable terms or that Mr. Allen will accept the position as CEO of the Company following the Merger. There can be no assurance that we will be able to retain a qualified individual for the position of Chief Executive Officer.

On August 30, 2017, we entered into a Retention Agreement with Mr. Francis Knuettel, II (the “Knuettel Retention Agreement”), pursuant to which the employment agreement with Mr. Knuettel was terminated. Mr. Knuettel presently serves as our Chief Financial Officer. After the closing of the Merger with GBV, Mr. Knuettel may no longer be engaged by us to serve as Chief Financial Officer, although we may seek to enter into a new arrangement with Mr. Knuettel for continued service. There can be no assurance that we will be able to retain a qualified executive for the position of Chief Financial Officer.

We may not be successful in attracting, assimilating and retaining our employees in the future. We are competing for employees against companies that are more established than we are and that have the ability to pay more cash compensation than we do. Additionally, the business of blockchain and digital assets (cryptocurrency) are new and evolving and a shortage of skilled employees in these industries may make it difficult or costly to attract and retain suitable candidates.

We intend to rely on the services of persons as our executives and employees who presently are senior officers and directors of BTCS, Inc., another company which has been engaged in digital assets, which may create conflicts.

In the event that the Merger is approved by our shareholders and closes, we believe Charles Allen and Michal Handerhan intend to terminate their officer and employee positions with BTCS, Inc. (“BTCS”). Mr. Allen may remain a director of BTCS. There is no assurance however that Mr. Allen and/or Mr. Handerhan will terminate their association with BTCS or reach suitable agreement with Marathon to become appointed as officers, directors or agree to serve as employees or consultants to Marathon. In the event conflicts arise with respect to their relationships with BTCS, GBV or any other company or any continuing service as a board member of BTCS, our Board of Directors would be required to assess any conflicts of interest, such as corporate opportunities. In certain instances, Mr. Allen and/or Mr. Handerhan may have to abstain from any votes with respect to matters in which a conflict of interest was present. Such conflicts of interest could harm Marathon and be the subject of lawsuits by shareholders or others.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately and timely or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our Common Stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. Internal controls associated with blockchain and digital assets (cryptocurrency) are new and evolving with many unknowns, and with a history of fraud and theft. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any future internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. We have not performed an in-depth analysis to determine if historical un-discovered failures of internal controls exist and may in the future discover areas of our internal control that need improvement.

As a result of its internal control assessment, we determined there is a material weakness with respect to segregation of duties.

We determined that there is a material weakness in our internal controls with respect to the financial reporting and closing process, resulting from a lack of segregation of duties and evidence of control review. Since we have few employees, most of whom have no involvement in our financial controls and reporting, we are unable to sufficiently distribute reporting and accounting to tasks across enough individuals to ensure that we do not have a material weakness in its financial reporting system.

Risks Related to Marathon, GBV and Digital Assets After the Merger

Marathon and GBV have an evolving business model.

As digital assets and blockchain technologies become more widely available, we expect the services and products associated with them to evolve. Very recently, the Securities and Exchange Commission (the “Commission” or the “SEC”) issued a Report that promoters that use initial coin offerings or token sales to raise capital may be engaged in the offer and sale of securities in violation of the Securities Act and the Exchange Act of 1934 (the “Exchange Act”). This may cause us to potentially change our future business in order to comply fully with the federal securities laws as well as applicable state securities laws. As a result, to stay current with the industry, our business model may need to evolve as well. From time to time we may modify aspects of our business model. We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to the business. We may not be able to manage growth effectively, which could damage our reputation, limit our growth and negatively affect our operating results.

Digital Assets such as bitcoin and ether may be regulated as securities or investment securities.

Bitcoin is the oldest and most well-known form of digital asset. Bitcoin, ether, and other forms of digital assets/cryptocurrencies have been the source of much regulatory consternation, resulting in differing definitional outcomes without a single unifying statement. When the interests of investor protection are paramount, for example in the offer or sale of Initial Coin Offering (“ICO”) tokens, the SEC has no difficulty determining that the token offerings are securities under the “Howey” test as stated by the United States Supreme Court, a conclusion with which Marathon agrees. As such, ICO offerings would require registration under the Securities Act or an available exemption therefrom for offers or sales in the United States to be lawful. Section 5(a) of the Securities Act provides that, unless a registration statement is in effect as to a security, it is unlawful for any person, directly or indirectly, to engage in the offer or sale of securities in interstate commerce. Section 5(c) of the Securities Act provides a similar prohibition against offers to sell, or offers to buy, unless a registration statement has been filed. Although we do not believe our mining activities require registration for us to conduct such activities and accumulate digital assets the SEC, CFTC, NASDAQ or other governmental or quasi-governmental agency or organization may conclude that our activities involve the offer or sale of “securities”, or ownership of “investment securities”, and we may face regulation under the Securities Act or the 1940 Act. Such regulation or the inability to meet the requirements to continue operations, would have a material adverse effect on our business and operations.

Bitcoin and other digital assets are viewed differently by different regulatory and standards setting organizations. For example, the Financial Action Task Force (“FATF”) and the Internal Revenue Service (“IRS”) consider a cryptocurrency as currency or an asset or property.

Bitcoin is described as a virtual currency by the Financial Action Task Force, as follows:

a digital representation of value that can be digitally traded and functions as: (1) a medium of exchange; and/or (2) a unit of account; and/or (3) a store of value, but does not have legal tender status (i.e., when tendered to a creditor, is a valid and legal offer of payment) in any jurisdiction. It is not issued or guaranteed by any jurisdiction, and it fulfils the above functions only by agreement within the community of users of the virtual currency. Virtual currency is distinguished from fiat currency (a.k.a. “real currency,” “real money,” or “national currency”), which is the coin and paper money of a country that is designated as its legal tender; circulates; and is customarily used and accepted as a medium of exchange in the issuing country. It is distinct from e-money, which is a digital representation of fiat currency used to electronically transfer value denominated in fiat currency.1

1 FATF Report, Virtual Currencies, Key Definitions and Potential AML/CFT Risks, FINANCIAL ACTION TASK FORCE (June 2014), http://www.fatf-gafi.org/media/fatf/documents/reports/Virtual-currency-key-definitions-and-potentialaml-cft-risks.pdf. The Financial Action Task Force (“FATF”) is an independent inter-governmental body that develops and promotes policies to protect the global financial system against money laundering, terrorist financing and the financing of proliferation of weapons of mass destruction. The FATF Recommendations are recognized as the global anti-money laundering (“AML”) and counter-terrorist financing (“CFT”) standard.

Further, the IRS views bitcoin as property and applies general tax principles that apply to property transactions to transactions involving virtual currency, as follows:2

IR-2014-36, March. 25, 2014

WASHINGTON -- The Internal Revenue Service today issued a notice providing answers to frequently asked questions (FAQs) on virtual currency, such as bitcoin. These FAQs provide basic information on the U.S. federal tax implications of transactions in, or transactions that use, virtual currency.

In some environments, virtual currency operates like “real” currency -- i.e., the coin and paper money of the United States or of any other country that is designated as legal tender, circulates, and is customarily used and accepted as a medium of exchange in the country of issuance -- but it does not have legal tender status in any jurisdiction.

The notice provides that virtual currency is treated as property for U.S. federal tax purposes. General tax principles that apply to property transactions apply to transactions using virtual currency. Among other things, this means that:

Wages paid to employees using virtual currency are taxable to the employee, must be reported by an employer on a Form W-2, and are subject to federal income tax withholding and payroll taxes.

Payments using virtual currency made to independent contractors and other service providers are taxable and self-employment tax rules generally apply. Normally, payers must issue Form 1099.

The character of gain or loss from the sale or exchange of virtual currency depends on whether the virtual currency is a capital asset in the hands of the taxpayer.

A payment made using virtual currency is subject to information reporting to the same extent as any other payment made in property.

In June 2016, the AICPA commented on IRS Notice 2014-21 urging the IRS to provide additional guidance about existing tax principles whether virtual currency is property, currency or commodity.3

Furthermore, in the several applications to establish an Exchange Traded Fund (“ETF”) of cryptocurrency, and in the questions raised by the Staff under the 1940 Act, no clear principles emerge from the regulators as to how they view these issues and how to regulate cryptocurrency under the applicable securities acts. It has been widely reported that the SEC has recently issued letters and requested various ETF applications be withdrawn because of concerns over liquidity and valuation and unanswered questions about absence of reporting and compliance procedures capable of being implemented under the current state of the markets for exchange traded funds.4

Accordingly, there is no one unifying principle governing the regulatory status of cryptocurrency nor whether cryptocurrency is a security in each context in which it is viewed. Cryptocurrency may be a security and its offer or sale may require compliance with Section 5 of the Securities Act, in certain instances. However, since the Company does not intend to be engaged in the offer or sale of securities in the form of ICO offerings its internal mining activities that are not related to ICO offerings do not require registration under the Securities Act. We may face similar issues with various state securities regulators who may interpret our actions as requiring registration under state securities laws, banking laws, or money transmitter and similar laws, which are also an unsettled area or regulation that exposes us to risks.

2 IR-2014-36 (Marth 25, 2014). https://www.irs.gov/newsroom/irs-virtual-currency-guidance

3 https://www.aicpa.org/advocacy/cpaadvocate/2016/virtual-currency-guidance-needed.html

4 https://seekingalpha.com/article/4137093-sec-saying-no-bitcoin-etfs-one-may-still-get-approved

Since there has been limited precedence set for financial accounting or taxation of digital assets other than digital securities, it is unclear how we will be required to account for digital asset transactions and the taxation of our businesses.

There is currently no authoritative literature under accounting principles generally accepted in the United States which specifically addresses the accounting for digital assets, including digital currencies. Therefore, by analogy, we intend to record digital assets similar to financial instruments under ASC 825, Financial Instruments, because the economic nature of these digital assets is most closely related to a financial instrument such as an investment in a foreign currency. For additional information, see “Accounting Treatment of Digital Assets” under “Global Bit Ventures Inc. Management’s Discussion and Analysis” in the proxy statement/prospectus/information statement that has been filed in connection with the Merger.

We believe that Marathon and GBV will recognize revenue when it is realized or realizable and earned. Our material revenue stream is expected to be related to the mining of digital currencies. Marathon and GBV will derive revenue by providing transaction verification services within the digital currency networks of crypto-currencies, such as bitcoin and ethereum commonly termed “crypto-currency mining.” In consideration for these services, Marathon and GBV expect to receive digital currency (also known as “Coins”). Coins are generally recorded as revenue, using the average spot price on the date of receipt. The coins are recorded on the balance sheet at their fair value and re–measured at each reporting date. Revaluation gains or losses, as well gains or losses on sale of Coins are recorded in the statement of operations. Expenses associated with running the crypto-currency mining business, such as equipment deprecation, rent and electricity cost are recorded as cost of revenues.

In 2014, the IRS issued guidance in Notice 2014-21 that classified cryptocurrency as property, not currency, for federal income tax purposes. But according to the requirements of FATCA, which requires foreign financial institutions to provide the IRS with information about accounts held by U.S. taxpayers or foreign entities controlled by U.S. taxpayers, cryptocurrency exchanges, in the ordinary course of doing business, are considered financial institutions.

On November 30, 2016, a federal judge in the Northern District of California granted an IRS application to serve a “John Doe” summons on Coinbase Inc., which operates a cryptocurrency wallet and exchange business. The summons asked Coinbase to identify all U.S. customers who transferred convertible cryptocurrency from 2013 to 2015. The IRS is trying to get cryptocurrency owners to report the value of their wallets to the federal government and the IRS is treating cryptocurrency as both property and currency.

The American Institute of Certified Public Accountants recommended in a June 2016 letter to the IRS that cryptocurrency accounts be reported in the summary information section of Form 8938, Statement of Specified Foreign Financial Assets, which breaks with the IRS’s 2014 guidance that cryptocurrency be treated as property.

Property is divided into certain sections within the Internal Revenue Code (“IRC”) that determine everything from how the property is treated at sale, to how the property is depreciated, to the nature and character of the gain on sale of the asset. For instance, IRC §1231 property (real or depreciable business property held for more than one year) is treated as capital in nature when sold for a profit, but it is treated as ordinary when the property is sold for a loss. IRC §1245 property, on the other hand, is treated as ordinary in nature. IRC §1245 property encompasses most types of property. IRC §1250 property covers everything else. IRC §1250 states that a gain from selling real property that has been depreciated should be taxed as ordinary income, to the extent that the accumulated depreciation exceeds the depreciation calculated using the straight-line method, which is the most basic depreciation method used on an income statement. IRC §1250 bases the amount of tax due on the type of property, such as residential or nonresidential property, and on how many months the property was owned.

IRS guidance is silent on which section of the tax code cryptocurrency falls into. For instance, IRC §1031 allows for the like-kind exchange of certain property. IRC §1031 exchanges typically are done with real estate or business assets. However, with the classification of cryptocurrency as property by the IRS, many tax professionals will argue that cryptocurrency can be exchanged using IRC §1031.

We believe that all of our digital asset mining activities will be accounted for on the same basis regardless of the form of digital asset. A change in regulatory or financial accounting standards or interpretation by the IRS or accounting standards or the SEC could result in changes in our accounting treatment, taxation and the necessity to restate our financial statements. Such a restatement could negatively impact our business, prospects, financial condition and results of operation.

The further development and acceptance of digital asset networks and other digital assets, which represent a new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development or acceptance of digital asset systems may adversely affect an investment in us.

Digital assets such as bitcoins and ether, that may be used, among other things, to buy and sell goods and services are a new and rapidly evolving industry of which the digital asset networks are prominent, but not unique, parts. The growth of the digital asset industry in general, and the digital asset networks of bitcoin and ether in particular, are subject to a high degree of uncertainty. The factors affecting the further development of the digital asset industry, as well as the digital asset networks, include:

●	continued worldwide growth in the adoption and use of bitcoins and other digital assets;

●	government and quasi-government regulation of bitcoins and other digital assets and their use, or restrictions on or regulation of access to and operation of the digital asset network or similar digital assets systems;

●	the maintenance and development of the open-source software protocol of the bitcoin network and ether network;

●	changes in consumer demographics and public tastes and preferences;

●	the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;

●	general economic conditions and the regulatory environment relating to digital assets; and
●	the impact of regulators focusing on digital assets and digital securities and the costs associated with such regulatory oversight.

A decline in the popularity or acceptance of the digital asset networks of bitcoin or ether, or similar digital asset systems, could adversely affect an investment in us.

If we acquire digital securities, even unintentionally, we may violate the Investment Company Act of 1940 and incur potential third-party liabilities

The Company intends to comply with the 1940 Act in all respects. To that end, if holdings of cryptocurrencies are determined to constitute investment securities of a kind that subject the Company to registration and reporting under the 1940 Act, the Company will limit its holdings to less than 40% of its assets. Section 3(a)(1)(C) of the 1940 Act defines “investment company” to mean any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding, or trading in securities, and owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of Government securities and cash items) on an unconsolidated basis. Section 3(a)(2) of the 1940 Act defines “investment securities” to include all securities except (A) Government securities, (B) securities issued by employees’ securities companies, and (C) securities issued by majority-owned subsidiaries which (i) are not investment companies and (ii) are not relying on the exception from the definition of investment company in section 3(c)(1) or 3(c)(7) of the 1940 Act. As noted above, the SEC has not stated whether bitcoin and cryptocurrency is an investment security, as defined in the 1940 Act.

Currently, there is relatively small use of digital assets in the retail and commercial marketplace in comparison to relatively large use by speculators, thus contributing to price volatility that could adversely affect an investment in us.

As relatively new products and technologies, digital assets and the blockchain networks on which they exist have only recently become widely accepted as a means of payment for goods and services by many major retail and commercial outlets and use of digital assets by consumers to pay such retail and commercial outlets remains limited. Conversely, a significant portion of demand for digital assets is generated by speculators and investors seeking to profit from the short- or long-term holding of such digital assets. A lack of expansion of digital assets into retail and commercial markets, or a contraction of such use, may result in increased volatility or a reduction in the price of all or any digital asset, either of which could adversely impact an investment in us.

Significant contributors to all or any digital asset network could propose amendments to the respective network’s protocols and software that, if accepted and authorized by such network, could adversely affect an investment in us.

For example, with respect to bitcoins network, a small group of individuals contribute to the Bitcoin Core project on GitHub.com. This group of contributors is currently headed by Wladimir J. van der Laan, the current lead maintainer. These individuals can propose refinements or improvements to the bitcoin network’s source code through one or more software upgrades that alter the protocols and software that govern the bitcoin network and the properties of bitcoin, including the irreversibility of transactions and limitations on the mining of new bitcoin. Proposals for upgrades and discussions relating thereto take place on online forums. For example, there is an ongoing debate regarding altering the blockchain by increasing the size of blocks to accommodate a larger volume of transactions. Although some proponents support an increase, other market participants oppose an increase to the block size as it may deter miners from confirming transactions and concentrate power into a smaller group of miners. To the extent that a significant majority of the users and miners on the bitcoin network install such software upgrade(s), the bitcoin network would be subject to new protocols and software that may adversely affect an investment in the Shares. In the event a developer or group of developers proposes a modification to the bitcoin network that is not accepted by a majority of miners and users, but that is nonetheless accepted by a substantial plurality of miners and users, two or more competing and incompatible blockchain implementations could result. This is known as a “hard fork.” In such a case, the “hard fork” in the blockchain could materially and adversely affect the perceived value of digital assets as reflected on one or both incompatible blockchains, which may adversely affect an investment in us.

Forks in a digital asset network may occur in the future which may affect the value of digital assets held by us.

For example, on August 1, 2017 bitcoin’s blockchain was forked and Bitcoin Cash was created. The fork resulted in a new blockchain being created with a shared history, and a new path forward. Bitcoin Cash has a block size of 8mb and other technical changes. On October 24, 2017, bitcoin’s blockchain was forked and Bitcoin Gold was created. The fork resulted in a new blockchain being created with a shared history, and new path forward, Bitcoin Gold has a different proof of work algorithm and other technical changes. The value of the newly created Bitcoin Cash and Bitcoin Gold may or may not have value in the long run and may affect the price of bitcoin if interest is shifted away from bitcoin to the newly created digital assets. The value of bitcoin after the creation of a fork is subject to many factors including the value of the fork product, market reaction to the creation of the fork product, and the occurrence of forks in the future. As such, the value of bitcoin could be materially reduced if existing and future forks have a negative effect on bitcoin’s value. If a fork occurs on a digital asset network which we are mining or hold digital assets in it may have a negative effect on the value of the digital asset and may adversely affect an investment in us.

The open-source structure of the bitcoin network protocol means that the contributors to the protocol are generally not directly compensated for their contributions in maintaining and developing the protocol. A failure to properly monitor and upgrade the protocol could damage the bitcoin network and an investment in us.

The bitcoin network for example operates based on an open-source protocol maintained by contributors, largely on the Bitcoin Core project on GitHub. As an open source project, bitcoin is not represented by an official organization or authority. As the bitcoin network protocol is not sold and its use does not generate revenues for contributors, contributors are generally not compensated for maintaining and updating the bitcoin network protocol. Although the MIT Media Lab’s Digital Currency Initiative funds the current maintainer Wladimir J. van der Laan, among others, this type of financial incentive is not typical. The lack of guaranteed financial incentive for contributors to maintain or develop the bitcoin network and the lack of guaranteed resources to adequately address emerging issues with the bitcoin network may reduce incentives to address the issues adequately or in a timely manner. Changes to a digital asset network which we are mining on may adversely affect an investment in us.

If a malicious actor or botnet obtains control in excess of 50% of the processing power active on any digital asset network, including the bitcoin network or ether network, it is possible that such actor or botnet could manipulate the blockchain in a manner that adversely affects an investment in us.

If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the processing power dedicated to mining on any digital asset network, including the bitcoin network or ether network, it may be able to alter the blockchain by constructing alternate blocks if it is able to solve for such blocks faster than the remainder of the miners on the blockchain can add valid blocks. In such alternate blocks, the malicious actor or botnet could control, exclude or modify the ordering of transactions, though it could not generate new digital assets or transactions using such control. Using alternate blocks, the malicious actor could “double-spend” its own digital assets (i.e., spend the same digital assets in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintains control. To the extent that such malicious actor or botnet does not yield its majority control of the processing power or the digital asset community does not reject the fraudulent blocks as malicious, reversing any changes made to the blockchain may not be possible. Such changes could adversely affect an investment in us.

For example, in late May and early June 2014, a mining pool known as GHash.io approached and, during a 24- to 48-hour period in early June may have exceeded, the threshold of 50% of the processing power on the bitcoin network. To the extent that GHash.io did exceed 50% of the processing power on the network, reports indicate that such threshold was surpassed for only a short period, and there are no reports of any malicious activity or control of the blockchain performed by GHash.io. Furthermore, the processing power in the mining pool appears to have been redirected to other pools on a voluntary basis by participants in the GHash.io pool, as had been done in prior instances when a mining pool exceeded 40% of the processing power on the bitcoin network.

The approach towards and possible crossing of the 50% threshold indicate a greater risk that a single mining pool could exert authority over the validation of digital asset transactions. To the extent that the digital assets ecosystems do not act to ensure greater decentralization of digital asset mining processing power, the feasibility of a malicious actor obtaining in excess of 50% of the processing power on any digital asset network (e.g., through control of a large mining pool or through hacking such a mining pool) will increase, which may adversely impact an investment in us.

If the award of digital assets for solving blocks and transaction fees for recording transactions are not sufficiently high to incentivize miners, miners may cease expending hashrate to solve blocks and confirmations of transactions on the blockchain could be slowed temporarily. A reduction in the hashrate expended by miners on any digital asset network could increase the likelihood of a malicious actor obtaining control in excess of fifty percent (50%) of the aggregate hashrate active on such network or the blockchain, potentially permitting such actor to manipulate the blockchain in a manner that adversely affects an investment in us.

Bitcoin miners record transactions when they solve for and add blocks of information to the blockchain. When a miner solves for a block, it creates that block, which includes data relating to (i) the solution to the block, (ii) a reference to the prior block in the blockchain to which the new block is being added and (iii) all transactions that have occurred but have not yet been added to the blockchain. The miner becomes aware of outstanding, unrecorded transactions through the data packet transmission and propagation discussed above. Typically, bitcoin transactions will be recorded in the next chronological block if the spending party has an internet connection and at least one minute has passed between the transaction’s data packet transmission and the solution of the next block. If a transaction is not recorded in the next chronological block, it is usually recorded in the next block thereafter.

As the award of new digital assets for solving blocks declines, and if transaction fees are not sufficiently high, miners may not have an adequate incentive to continue mining and may cease their mining operations. For example, the current fixed reward on the bitcoin network for solving a new block is twelve and a half (12.5) bitcoins per block; the reward decreased from twenty-five (25) bitcoin in July 2016. It is estimated that it will halve again in about four (4) years. This reduction may result in a reduction in the aggregate hashrate of the bitcoin network as the incentive for miners will decrease. Moreover, miners ceasing operations would reduce the aggregate hashrate on the bitcoin network, which would adversely affect the confirmation process for transactions (i.e., temporarily decreasing the speed at which blocks are added to the blockchain until the next scheduled adjustment in difficulty for block solutions) and make the bitcoin network more vulnerable to a malicious actor obtaining control in excess of fifty percent (50%) of the aggregate hashrate on the bitcoin network. Periodically, the bitcoin network has adjusted the difficulty for block solutions so that solution speeds remain in the vicinity of the expected ten (10) minute confirmation time targeted by the bitcoin network protocol.

Marathon believes that from time to time there will be further considerations and adjustments to the bitcoin network, and others, including the ether network, regarding the difficulty for block solutions. More significant reductions in aggregate hashrate on digital asset networks could result in material, though temporary, delays in block solution confirmation time. Any reduction in confidence in the confirmation process or aggregate hashrate of any digital asset network may negatively impact the value of digital assets, which will adversely impact an investment in us.

To the extent that the profit margins of digital asset mining operations are not high, operators of digital asset mining operations are more likely to immediately sell their digital assets earned by mining in the digital asset exchange market, resulting in a reduction in the price of digital assets that could adversely impact an investment in us.

Over the past two years, digital asset mining operations have evolved from individual users mining with computer processors, graphics processing units and first-generation servers. Currently, new processing power brought onto the digital asset networks is predominantly added by incorporated and unincorporated “professionalized” mining operations. Professionalized mining operations may use proprietary hardware or sophisticated machines. They require the investment of significant capital for the acquisition of this hardware, the leasing of operating space (often in data centers or warehousing facilities), incurring of electricity costs and the employment of technicians to operate the mining farms. As a result, professionalized mining operations are of a greater scale than prior miners and have more defined, regular expenses and liabilities. These regular expenses and liabilities require professionalized mining operations to more immediately sell digital assets earned from mining operations on the digital asset exchange market, whereas it is believed that individual miners in past years were more likely to hold newly mined digital assets for more extended periods. The immediate selling of newly mined digital assets greatly increases the supply of digital assets on the digital asset exchange market, creating downward pressure on the price of each digital asset.

The extent to which the value of digital assets mined by a professionalized mining operation exceeds the allocable capital and operating costs determines the profit margin of such operation. A professionalized mining operation may be more likely to sell a higher percentage of its newly mined digital assets rapidly if it is operating at a low profit margin—and it may partially or completely cease operations if its profit margin is negative. In a low profit margin environment, a higher percentage could be sold into the digital asset exchange market more rapidly, thereby potentially reducing digital asset prices. Lower digital asset prices could result in further tightening of profit margins, particularly for professionalized mining operations with higher costs and more limited capital reserves, creating a network effect that may further reduce the price of digital assets until mining operations with higher operating costs become unprofitable and remove mining power from the respective digital asset network. The network effect of reduced profit margins resulting in greater sales of newly mined digital assets could result in a reduction in the price of digital assets that could adversely impact an investment in us.

To the extent that any miners cease to record transactions in solved blocks, transactions that do not include the payment of a transaction fee will not be recorded on the blockchain until a block is solved by a miner who does not require the payment of transaction fees. Any widespread delays in the recording of transactions could result in a loss of confidence in that digital asset network, which could adversely impact an investment in us.

To the extent that any miners cease to record transaction in solved blocks, such transactions will not be recorded on the blockchain. Currently, there are no known incentives for miners to elect to exclude the recording of transactions in solved blocks; however, to the extent that any such incentives arise (e.g., a collective movement among miners or one or more mining pools forcing bitcoin users to pay transaction fees as a substitute for or in addition to the award of new bitcoins upon the solving of a block), actions of miners solving a significant number of blocks could delay the recording and confirmation of transactions on the blockchain. Any systemic delays in the recording and confirmation of transactions on the blockchain could result in greater exposure to double-spending transactions and a loss of confidence in certain or all digital asset networks, which could adversely impact an investment in us.

The acceptance of digital asset network software patches or upgrades by a significant, but not overwhelming, percentage of the users and miners in any digital asset network could result in a “fork” in the respective blockchain, resulting in the operation of two separate networks until such time as the forked blockchains are merged. The temporary or permanent existence of forked blockchains could adversely impact an investment in us.

Digital asset networks are open source projects and, although there is an influential group of leaders in, for example, the bitcoin network community known as the “Core Developers,” there is no official developer or group of developers that formally controls the bitcoin network. Any individual can download the bitcoin network software and make any desired modifications, which are proposed to users and miners on the bitcoin network through software downloads and upgrades, typically posted to the bitcoin development forum on GitHub.com. A substantial majority of miners and bitcoin users must consent to those software modifications by downloading the altered software or upgrade that implements the changes; otherwise, the changes do not become a part of the bitcoin network. Since the bitcoin network’s inception, changes to the bitcoin network have been accepted by the vast majority of users and miners, ensuring that the bitcoin network remains a coherent economic system; however, a developer or group of developers could potentially propose a modification to the bitcoin network that is not accepted by a vast majority of miners and users, but that is nonetheless accepted by a substantial population of participants in the bitcoin network. In such a case, and if the modification is material and/or not backwards compatible with the prior version of bitcoin network software, a fork in the blockchain could develop and two separate bitcoin networks could result, one running the pre-modification software program and the other running the modified version (i.e., a second “bitcoin” network). Such a fork in the blockchain typically would be addressed by community-led efforts to merge the forked blockchains, and several prior forks have been so merged. This kind of split in the bitcoin network could materially and adversely impact an investment in us and, in the worst-case scenario, harm the sustainability of the bitcoin network’s economy.

Intellectual property rights claims may adversely affect the operation of some or all digital asset networks.

Third parties may assert intellectual property claims relating to the holding and transfer of digital assets and their source code. Regardless of the merit of any intellectual property or other legal action, any threatened action that reduces confidence in some or all digital asset networks’ long-term viability or the ability of end-users to hold and transfer digital assets may adversely affect an investment in us. Additionally, a meritorious intellectual property claim could prevent us and other end-users from accessing some or all digital asset networks or holding or transferring their digital assets. As a result, an intellectual property claim against us or other large digital asset network participants could adversely affect an investment in us.

The digital asset exchanges on which digital assets trade are relatively new and, in most cases, largely unregulated and may therefore be more exposed to fraud and failure than established, regulated exchanges for other products. To the extent that the digital asset exchanges representing a substantial portion of the volume in digital asset trading are involved in fraud or experience security failures or other operational issues, such digital asset exchanges’ failures may result in a reduction in the price of some or all digital assets and can adversely affect an investment in us.

The digital asset exchanges on which the digital assets trade are new and, in most cases, largely unregulated. Furthermore, many digital asset exchanges (including several of the most prominent USD denominated digital asset exchanges) do not provide the public with significant information regarding their ownership structure, management teams, corporate practices or regulatory compliance. As a result, the marketplace may lose confidence in, or may experience problems relating to, digital asset exchanges, including prominent exchanges handling a significant portion of the volume of digital asset trading.

For example, over the past 4 years, a number of bitcoin exchanges have been closed due to fraud, failure or security breaches. In many of these instances, the customers of such bitcoin exchanges were not compensated or made whole for the partial or complete losses of their account balances in such bitcoin exchanges. While smaller bitcoin exchanges are less likely to have the infrastructure and capitalization that make larger bitcoin exchanges more stable, larger bitcoin exchanges are more likely to be appealing targets for hackers and “malware” (i.e., software used or programmed by attackers to disrupt computer operation, gather sensitive information or gain access to private computer systems). Further, the collapse of the largest bitcoin exchange in 2014 suggests that the failure of one component of the overall bitcoin ecosystem can have consequences for both users of a bitcoin exchange and the bitcoin industry as a whole.

More recently, the Wall Street Journal has reported that China will shut down bitcoin exchanges and other virtual currency trading platforms. The article reported that China has accounted for the bulk of global bitcoin trading.

A lack of stability in the digital asset exchange market and the closure or temporary shutdown of digital asset exchanges due to fraud, business failure, hackers or malware, or government-mandated regulation may reduce confidence in the digital asset networks and result in greater volatility in digital asset values. These potential consequences of a digital asset exchange’s failure could adversely affect an investment in us.

Political or economic crises may motivate large-scale sales of digital assets, which could result in a reduction in some or all digital assets’ values and adversely affect an investment in us.

As an alternative to fiat currencies that are backed by central governments, digital assets such as bitcoins, which are relatively new, are subject to supply and demand forces based upon the desirability of an alternative, decentralized means of buying and selling goods and services, and it is unclear how such supply and demand will be impacted by geopolitical events. Nevertheless, political or economic crises may motivate large-scale acquisitions or sales of digital assets either globally or locally. Large-scale sales of digital assets would result in a reduction in their value and could adversely affect an investment in us.

Demand for ether and bitcoin is driven, in part, by their status as the two most prominent and secure digital assets. It is possible that digital assets other than ether and bitcoin could have features that make them more desirable to a material portion of the digital asset user base, resulting in a reduction in demand for ether and bitcoin, which could have a negative impact on the price of ether and bitcoin and adversely affect an investment in us.

Bitcoins and ether, as assets, hold “first-to-market” advantages over other digital assets. This first-to-market advantage is driven in large part by having the largest user bases and, more importantly, the largest combined mining power in use to secure their respective blockchains and transaction verification systems. Having a large mining network results in greater user confidence regarding the security and long-term stability of a digital asset’s network and its blockchain; as a result, the advantage of more users and miners makes a digital asset more secure, which makes it more attractive to new users and miners, resulting in a network effect that strengthens the first-to-market advantage.

As of April 12, 2018, there were over 1,400 alternate digital assets tracked by CoinMarketCap, having a total market capitalization (including the market capitalization of ether and bitcoin) of approximately $510 billion, using market prices and total available supply of each digital asset. This included digital assets using a “proof of work” mining structure similar to bitcoin, and those using a “proof of stake” transaction verification system that is different than bitcoin’s mining system (e.g., Peercoin, Bitshares and NXT). As of April 9, 2018, bitcoin’s $115.1 billion market capitalization was almost two (2) times the size of the $39.4 billion market cap of ether, the second largest proof-of-work digital asset. Despite the marked first-mover advantage of the bitcoin network over other digital asset networks, it is possible that another digital asset could become materially popular due to either a perceived or exposed shortcoming of the bitcoin network protocol that is not immediately addressed by the bitcoin contributor community or a perceived advantage of an altcoin that includes features not incorporated into bitcoin. If a digital asset obtains significant market share (either in market capitalization, mining power or use as a payment technology), this could reduce bitcoin’s market share as well as other digital assets we may become involved in and have a negative impact on the demand for, and price of, such digital assets and could adversely affect an investment in us.

Our ability to adopt technology in response to changing security needs or trends poses a challenge to the safekeeping of our digital assets.

The history of digital asset exchanges has shown that exchanges and large holders of digital assets must adapt to technological change in order to secure and safeguard their digital assets. We rely on Bitgo Inc.’s multi-signature enterprise storage solution to safeguard our digital assets from theft, loss, destruction or other issues relating to hackers and technological attack. Our digital assets will also be moved to various exchanges in order to exchange them for fiat currency during which time we’ll be relying on the security of such exchanges to safeguard our digital assets. We believe that it may become a more appealing target of security threats as the size of our bitcoin holdings grow. To the extent that either Bitgo Inc. or we are unable to identify and mitigate or stop new security threats, our digital assets may be subject to theft, loss, destruction or other attack, which could adversely affect an investment in us.

Security threats to us could result in, a loss of our digital assets, or damage to the reputation and our brand, each of which could adversely affect an investment in us.

Security breaches, computer malware and computer hacking attacks have been a prevalent concern in the digital asset exchange markets, for example since the launch of the bitcoin network. Any security breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and the inadvertent transmission of computer viruses, could harm our business operations or result in loss of our digital assets. Any breach of our infrastructure could result in damage to our reputation which could adversely affect an investment in us. Furthermore, we believe that, as our assets grow, it may become a more appealing target for security threats such as hackers and malware.

The Company and GBV primarily rely on Bitgo Inc.’s5 multi-signature enterprise storage solution to safeguard its digital assets from theft, loss, destruction or other issues relating to hackers and technological attack. Nevertheless, Bitgo Inc.’s security system may not be impenetrable and may not be free from defect or immune to acts of God, and any loss due to a security breach, software defect or act of God will be borne by the Company and GBV. The Company and GBV’s digital assets will also be stored with exchanges such as Bitgo, Kraken, Bitfinex, Itbit and Coinbase and others prior to selling them.

The security system and operational infrastructure may be breached due to the actions of outside parties, error or malfeasance of an employee of ours, or otherwise, and, as a result, an unauthorized party may obtain access to our, private keys, data or bitcoins. Additionally, outside parties may attempt to fraudulently induce employees of ours to disclose sensitive information in order to gain access to our infrastructure. As the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. If an actual or perceived breach of our security system occurs, the market perception of the effectiveness of our security system could be harmed, which could adversely affect an investment in us.

At present, Marathon has not experienced hacking and we use a Bitcoin Address and other cryptocurrency wallets, and may consider using services, such as Xapo, Inc., or Bitgo Inc., which services claim to offer a free, ultra-secure vault for storing bitcoin, but we have not made any decision to do so. As disclosed herein, the Company and GBV currently use Bitgo Inc. as its wallet provider.

In the event of a security breach, we may be forced to cease operations, or suffer a reduction in assets, the occurrence of each of which could adversely affect an investment in us.

A loss of confidence in our security system, or a breach of our security system, may adversely affect us and the value of an investment in us.

We will take measures to protect us and our digital assets from unauthorized access, damage or theft; however, it is possible that the security system may not prevent the improper access to, or damage or theft of our digital assets. A security breach could harm our reputation or result in the loss of some or all of our digital assets. A resulting perception that our measures do not adequately protect our digital assets could result in a loss of current or potential shareholders, reducing demand for our Common Stock and causing our shares to decrease in value.

Digital Asset transactions are irrevocable and stolen or incorrectly transferred digital assets may be irretrievable. As a result, any incorrectly executed digital asset transactions could adversely affect an investment in us.

Digital asset transactions are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the transaction or, in theory, control or consent of a majority of the processing power on the respective digital asset network. Once a transaction has been verified and recorded in a block that is added to the blockchain, an incorrect transfer of digital assets or a theft of digital assets generally will not be reversible, and we may not be capable of seeking compensation for any such transfer or theft. Although our transfers of digital assets will regularly be made to or from vendors, consultants, services providers, etc. it is possible that, through computer or human error, or through theft or criminal action, our digital assets could be transferred from us in incorrect amounts or to unauthorized third parties. To the extent that we are unable to seek a corrective transaction with such third party or are incapable of identifying the third party which has received our digital assets through error or theft, we will be unable to revert or otherwise recover incorrectly transferred Company digital assets. To the extent that we are unable to seek redress for such error or theft, such loss could adversely affect an investment in us.

5 https://www.bitgo.com/

The Company and GBV’s digital assets may be subject to loss, damage, theft or restriction on access.

There is a risk that part or all of the Company’s or GBV’s digital assets could be lost, stolen or destroyed. We believe that GBV’s digital assets will be an appealing target to hackers or malware distributors seeking to destroy, damage or steal our digital assets. Although we primarily utilize Bitgo, Inc.’s enterprise multi-signature storage solution, to minimize the risk of loss, damage and theft, we cannot guarantee that it will prevent such loss, damage or theft, whether caused intentionally, accidentally or by act of God. Access to GBV’s digital assets could also be restricted by natural events (such as an earthquake or flood) or human actions (such as a terrorist attack). Any of these events may adversely affect the Company’s or GBV’s operations and, consequently, an investment in us.

The limited rights of legal recourse against us, and our lack of insurance protection expose us and our shareholders to the risk of loss of our digital assets for which no person is liable.

The digital assets held by us are not insured. Therefore, a loss may be suffered with respect to our digital assets which is not covered by insurance and for which no person is liable in damages which could adversely affect our operations and, consequently, an investment in us.

Digital assets held by us are not subject to FDIC or SIPC protections.

We do not hold our digital assets with a banking institution or a member of the Federal Deposit Insurance Corporation (“FDIC”) or the Securities Investor Protection Corporation (“SIPC”) and, therefore, our digital assets are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions.

We may not have adequate sources of recovery if our digital assets are lost, stolen or destroyed.

If our digital assets are lost, stolen or destroyed under circumstances rendering a party liable to us, the responsible party may not have the financial resources sufficient to satisfy our claim. For example, as to a particular event of loss, the only source of recovery for us might be limited, to the extent identifiable, other responsible third parties (e.g., a thief or terrorist), any of which may not have the financial resources (including liability insurance coverage) to satisfy a valid claim of ours.

The sale of our digital assets to pay expenses at a time of low digital asset prices could adversely affect an investment in us.

We may sell our digital assets to pay expenses on an as-needed basis, irrespective of then-current prices. Consequently, our digital assets may be sold at a time when the prices on the respective digital asset exchange market are low, which could adversely affect an investment in us.

Regulatory changes or actions may restrict the use of bitcoins or the operation of the bitcoin network in a manner that adversely affects an investment in us.

Until recently, little or no regulatory attention has been directed toward bitcoin and the bitcoin network by U.S. federal and state governments, foreign governments and self-regulatory agencies. As bitcoin has grown in popularity and in market size, the Federal Reserve Board, U.S. Congress and certain U.S. agencies (e.g., the CFTC, the Commission, FinCEN and the Federal Bureau of Investigation) have begun to examine the operations of the bitcoin network, bitcoin users and the bitcoin exchange market.

On July 25, 2017, the Commission issued its Report of Investigation, or “Report,” which concluded that digital assets or tokens issued for the purpose of raising funds may be securities within the meaning of the federal securities laws. The Report focused on the activities of a virtual organization which offered tokens in exchange for ether, which is a prominent digital asset. The Report emphasized that whether a digital asset is a security is based on the facts and circumstances. Although our activities are not focused on raising capital or assisting others that do so, the federal securities laws are very broad, and there can be no assurances that the Commission will not take enforcement action against us in the future including for the sale of unregistered securities in violation of the Securities Act or acting as an unregistered investment company in violation of the Investment Company Act. The Commission has taken various actions against persons or entities misusing bitcoin in connection with fraudulent schemes (i.e., Ponzi scheme), inaccurate and inadequate publicly disseminated information, and the offering of unregistered securities. More recently, the Commission suspended trading in three digital asset public companies. The CFTC has determined that bitcoin and other virtual currencies are commodities and the sale of derivatives based on digital currencies must be done in accordance with the provisions of the CEA and CFTC regulations. Also, of significance, is that the CFTC appears to have taken the position that bitcoin is not encompassed by the definition of currency under the CEA and CFTC regulations. The CFTC defined bitcoin and other “virtual currencies” as “a digital representation of value” that functions as a medium of exchange, a unit of account, and/or a store of value, but does not have legal tender status in any jurisdiction. Bitcoin and other virtual currencies are distinct from ‘real’ currencies, which are the coin and paper money of the United States or another country that are designated as legal tender, circulate, and are customarily used and accepted as a medium of exchange in the country of issuance.” To the extent that bitcoin itself is determined to be a security, commodity future or other regulated asset, or to the extent that a U.S. or foreign government or quasi-governmental agency exerts regulatory authority over the bitcoin or bitcoin trading and ownership, trading or ownership in bitcoin or an investment in us may be adversely affected.

The CFTC affirmed its approach to the regulation of bitcoin and bitcoin-related enterprises on June 2, 2016, when the CFTC settled charges against Bitfinex, a bitcoin exchange based in Hong Kong. In its Order, the CFTC found that Bitfinex engaged in “illegal, off-exchange commodity transactions and failed to register as a futures commission merchant” when it facilitated borrowing transactions among its users to permit the trading of bitcoin on a “leveraged, margined or financed basis” without first registering with the CFTC. In 2017, the CFTC stated that it would consider bitcoin and other virtual currencies as commodities or derivatives depending on the facts of the offering. In December 2017, bitcoin futures trading commenced on two CFTC regulated futures markets.

Local state regulators such as the New York State Department of Financial Services, or NYSDFS, have also initiated examinations of bitcoin, the bitcoin network and the regulation thereof. In July 2014, the NYSDFS proposed the first U.S. regulatory framework for licensing participants in “virtual currency business activity.” The proposed regulations, known as the “BitLicense,” are intended to focus on consumer protection and, after the closure of an initial comment period that yielded 3,746 formal public comments and a re-proposal, the NYSDFS issued its final “BitLicense” regulatory framework in June 2015. The “BitLicense” regulates the conduct of businesses that are involved in “virtual currencies” in New York or with New York customers and prohibits any person or entity involved in such activity to conduct activities without a license.

Additionally, a U.S. federal magistrate judge in the U.S. District Court for the Eastern District of Texas has ruled that “Bitcoin is a currency or form of money,” a Florida circuit court judge determined that bitcoin did not qualify as money or “tangible wealth,” and an opinion from the U.S. District Court for the Northern District of Illinois identified bitcoin as “virtual currency.” Additionally, two CFTC commissioners publicly expressed a belief that derivatives based on bitcoin are subject to the same regulation as those based on commodities, and the IRS released guidance treating bitcoin as property that is not currency for U.S. federal income tax purposes. Taxing authorities of a number of U.S. states have also issued their own guidance regarding the tax treatment of bitcoin for state income or sales tax purposes. On June 28, 2014, the Governor of the State of California signed into law a bill that removed state-level prohibitions on the use of alternative forms of currency or value (including bitcoin). The bill indirectly authorizes bitcoin’s use as an alternative form of money in the state. In February 2015, a bill was introduced in the California State Assembly to establish a licensing regime for businesses engaging in “virtual currencies.” In September 2015, the bill was ordered to become an inactive file and as of the date of this registration statement there hasn’t been further consideration by the California State Assembly. As of August 2016, the bill was withdrawn from consideration for vote for the remainder of the year. There is a possibility of future regulatory change altering, perhaps to a material extent, the nature of an investment in us or the ability of us to continue our operations.

Digital assets currently face an uncertain regulatory landscape in not only the United States but also in many foreign jurisdictions such as the European Union, China and Russia. While certain governments such as Germany, where the Ministry of Finance has declared bitcoin to be “Rechnungseinheiten” (a form of private money that is recognized as a unit of account, but not recognized in the same manner as fiat currency), have issued guidance as to how to treat bitcoin, most regulatory bodies have not yet issued official statements regarding intention to regulate or determinations on regulation of bitcoin, the bitcoin network and bitcoin users.

Among those for which preliminary guidance has been issued in some form, Canada and Taiwan have labeled bitcoin as a digital or virtual currency, distinct from fiat currency, while Sweden and Norway are among those to categorize bitcoin as a form of virtual asset or commodity. In Australia, a GST (similar to the European value added tax (“VAT”)) is currently applied to bitcoin, forcing a ten (10%) percent markup on top of market price, essentially preventing the operation of any bitcoin exchange. This may be undergoing a change, however, since the Senate Economics References Committee and the Productivity Commission recommended that digital currency be treated as money for GST purposes to remove the double taxation. The United Kingdom determined that the VAT will not apply to bitcoin sales. In China, a recent government notice classified bitcoin as legal and “virtual commodities;” however, the same notice restricted the banking and payment industries from using bitcoin, creating uncertainty and limiting the ability of bitcoin exchanges to operate in the then-second largest bitcoin market. In January 2016, the People’s Bank of China, China’s central bank, disclosed that it has been studying a state-backed electronic monetary system and potentially had plans for its own state-backed electronic money. In January 2017, the People’s Bank of China announced that it had found several violations, including margin financing and a failure to impose anti-money laundering controls, after on-site inspections of two China-based bitcoin exchanges. In response to the Chinese regulator’s oversight, the three largest China-based bitcoin exchanges, OKCoin, Huobi, and BTC China, started charging trading commission fees to suppress speculative trading and prevent price swings which resulted in a significant drop in volume on these exchanges. Since December 2013, China, Iceland, Vietnam and Russia have taken a more restrictive stance toward bitcoin and, thereby, have reduced the rate of expansion of bitcoin use in each country. In May 2014, the Central Bank of Bolivia banned the use of bitcoin as a means of payment. In the summer and fall of 2014, Ecuador announced plans for its own state-backed electronic money, while passing legislation that prohibits the use of decentralized digital assets such as bitcoin. In July 2016, economists at the Bank of England advocated that central banks issue their own digital currency, and the House of Lords and Bank of England started discussing the feasibility of creating a national virtual currency, the BritCoin. As of July 2016, Iceland was studying how to create a system in which all money is created by a central bank, and Canada was beginning to experiment with a digital version of its currency called CAD-COIN, intended to be used exclusively for interbank payments. On August 24, 2017, Canada issued guidance stating the sale of cryptocurrency may constitute an investment contract in accordance with Canadian law for determining if an investment constitutes a security. In July 2016, the Russian Ministry of Finance indicated it supports a proposed law that bans bitcoin domestically but allows for its use as a foreign currency. Russia recently issued several releases indicating they may begin regulating bitcoin and licensing miners and entities engaging in initial coin offerings. Conversely, regulatory bodies in some countries such as India and Switzerland have declined to exercise regulatory authority when afforded the opportunity. In April 2015, the Japanese Cabinet approved proposed legal changes that would reportedly treat bitcoin and other digital assets as included in the definition of currency. These regulations would, among other things, require market participants, including exchanges, to meet certain compliance requirements and be subject to oversight by the Financial Services Agency, a Japanese regulator. In September 2017 Japan began regulating bitcoin exchanges and registered several such exchanges to operate within Japan. In July 2016, the European Commission released a draft directive that proposed applying counter-terrorism and anti-money laundering regulations to virtual currencies, and, in September 2016, the European Banking authority advised the European Commission to institute new regulation specific to virtual currencies, with amendments to existing regulation as a stopgap measure. Various foreign jurisdictions may, in the near future, adopt laws, regulations or directives that affect the bitcoin network and its users, particularly bitcoin exchanges and service providers that fall within such jurisdictions’ regulatory scope. Such laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of bitcoin by users, merchants and service providers outside of the United States and may therefore impede the growth of the bitcoin economy. On September 4, 2017, reports were published that China may begin prohibiting the practice of using cryptocurrency for capital fundraising. Additional reports have surfaced that China is considering regulating bitcoin exchanges by enacting a licensing regime wherein bitcoin exchanges may legally operate. In September 2017, the Financial Services Commission of South Korea released a statement that initial coin offerings would be prohibited as a fundraising tool. In January 2018, the South Korean Justice Minister issued remarks about banning bitcoin and other digital assets, although the South Korean President’s office clarified that no final decision has been made. In June 2017, India’s government ruled in favor of regulating bitcoin and India’s ministry of Finance is currently developing rules for such regulation. Australia has previously introduced legislation to regulate bitcoin exchanges and increase anti-money laundering policies.

The effect of any future regulatory change on us, bitcoins, or other digital assets is impossible to predict, but such change could be substantial and adverse to us and could adversely affect an investment in us.

It may be illegal now, or in the future, to acquire, own, hold, sell or use digital assets in one or more countries, and ownership of, holding or trading in our securities may also be considered illegal and subject to sanction.

Although currently digital assets are not regulated or are lightly regulated in most countries, including the United States, one or more countries such as China and Russia may take regulatory actions in the future that severely restricts the right to acquire, own, hold, sell or use digital assets or to exchange digital assets for fiat currency. Such an action may also result in the restriction of ownership, holding or trading in our securities. Such restrictions may adversely affect an investment in us.

If regulatory changes or interpretations of our activities require our registration as a money services business (“MSB”) under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act, we may be required to register and comply with such regulations. If regulatory changes or interpretations of our activities require the licensing or other registration of us as a money transmitter (or equivalent designation) under state law in any state in which we operate, we may be required to seek licensure or otherwise register and comply with such state law. In the event of any such requirement, to the extent Marathon decides to continue, the required registrations, licensure and regulatory compliance steps may result in extraordinary, non-recurring expenses to us. We may also decide to cease Marathon’s operations. Any termination of certain Company operations in response to the changed regulatory circumstances may be at a time that is disadvantageous to investors.

To the extent that the activities of Marathon cause it to be deemed an MSB under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act, Marathon may be required to comply with FinCEN regulations, including those that would mandate Marathon to implement anti-money laundering programs, make certain reports to FinCEN and maintain certain records.

To the extent that the activities of Marathon cause it to be deemed a “money transmitter” (“MT”) or equivalent designation, under state law in any state in which Marathon operates, Marathon may be required to seek a license or otherwise register with a state regulator and comply with state regulations that may include the implementation of anti-money laundering programs, maintenance of certain records and other operational requirements. Currently, the NYSDFS has finalized its “BitLicense” framework for businesses that conduct “virtual currency business activity,” the Conference of State Bank Supervisors has proposed a model form of state level “virtual currency” regulation and additional state regulators including those from California, Idaho, Virginia, Kansas, Texas, South Dakota and Washington have made public statements indicating that virtual currency businesses may be required to seek licenses as money transmitters. In July 2016, North Carolina updated the law to define “virtual currency” and the activities that trigger licensure in a business-friendly approach that encourages companies to use virtual currency and blockchain technology. Specifically, the North Carolina law does not require miners or software providers to obtain a license for multi-signature software, smart contract platforms, smart property, colored coins and non-hosted, non-custodial wallets. Starting January 1, 2016, New Hampshire requires anyone exchanges a digital currency for another currency must become a licensed and bonded money transmitter. In numerous other states, including Connecticut and New Jersey, legislation is being proposed or has been introduced regarding the treatment of bitcoin and other digital assets. Marathon will continue to monitor for developments in such legislation, guidance or regulations.

Such additional federal or state regulatory obligations may cause Marathon to incur extraordinary expenses, possibly affecting an investment in the Shares in a material and adverse manner. Furthermore, Marathon and its service providers may not be capable of complying with certain federal or state regulatory obligations applicable to MSBs and MTs. If Marathon is deemed to be subject to and determines not to comply with such additional regulatory and registration requirements, we may act to dissolve and liquidate Marathon. Any such action may adversely affect an investment in us.

Current interpretations require the regulation of bitcoins under the CEA by the CFTC, we may be required to register and comply with such regulations. To the extent that we decide to continue operations, the required registrations and regulatory compliance steps may result in extraordinary, non-recurring expenses to us. We may also decide to cease certain operations. Any disruption of our operations in response to the changed regulatory circumstances may be at a time that is disadvantageous to investors.

Current and future legislation, CFTC and other regulatory developments, including interpretations released by a regulatory authority, may impact the manner in which bitcoins are treated for classification and clearing purposes. In particular, bitcoin derivatives are not excluded from the definition of “commodity future” by the CFTC. We cannot be certain as to how future regulatory developments will impact the treatment of bitcoins under the law.

Bitcoins have been deemed to fall within the definition of a commodity and, we may be required to register and comply with additional regulation under the CEA, including additional periodic report and disclosure standards and requirements. Moreover, we may be required to register as a commodity pool operator and to register us as a commodity pool with the CFTC through the National Futures Association. Such additional registrations may result in extraordinary, non-recurring expenses, thereby materially and adversely impacting an investment in us. If we determine not to comply with such additional regulatory and registration requirements, we may seek to cease certain of our operations. Any such action may adversely affect an investment in us. No CFTC orders or rulings are applicable to our business.

If regulatory changes or interpretations require the regulation of bitcoins under the Securities Act and Investment Company Act by the Commission, we may be required to register and comply with such regulations. To the extent that we decide to continue operations, the required registrations and regulatory compliance steps may result in extraordinary, non-recurring expenses to us. We may also decide to cease certain operations. Any disruption of our operations in response to the changed regulatory circumstances may be at a time that is disadvantageous to investors. This would likely have a material adverse effect on us and investors may lose their investment.

Current and future legislation and the Commission rulemaking and other regulatory developments, including interpretations released by a regulatory authority, may impact the manner in which bitcoins are treated for classification and clearing purposes. The Commission’s July 25, 2017 Report expressed its view that digital assets may be securities depending on the facts and circumstances. As of the date of this prospectus, we are not aware of any rules that have been proposed to regulate bitcoins as securities. We cannot be certain as to how future regulatory developments will impact the treatment of bitcoins under the law. Such additional registrations may result in extraordinary, non-recurring expenses, thereby materially and adversely impacting an investment in us. If we determine not to comply with such additional regulatory and registration requirements, we may seek to cease certain of our operations. Any such action may adversely affect an investment in us.

To the extent that digital assets including ether, bitcoins and other digital assets we may own are deemed by the Commission to fall within the definition of a security, we may be required to register and comply with additional regulation under the 1940 Act, including additional periodic reporting and disclosure standards and requirements and the registration of our Company as an investment company. Additionally, one or more states may conclude ether, bitcoins and other digital assets we may own are a security under state securities laws which would require registration under state laws including merit review laws which would adversely impact us since we would likely not comply. As stated earlier in this prospectus, some states including California define the term “investment contract” more strictly than the Commission. Such additional registrations may result in extraordinary, non-recurring expenses of our Company, thereby materially and adversely impacting an investment in our Company. If we determine not to comply with such additional regulatory and registration requirements, we may seek to cease all or certain parts of our operations. Any such action would likely adversely affect an investment in us and investors may suffer a complete loss of their investment.

If federal or state legislatures or agencies initiate or release tax determinations that change the classification of bitcoins as property for tax purposes (in the context of when such bitcoins are held as an investment), such determination could have a negative tax consequence on our Company or our shareholders.

Current IRS guidance indicates that digital assets such as ether and bitcoin should be treated and taxed as property, and that transactions involving the payment of ether or bitcoin for goods and services should be treated as barter transactions. While this treatment creates a potential tax reporting requirement for any circumstance where the ownership of a bitcoin passes from one person to another, usually by means of bitcoin transactions (including off-blockchain transactions), it preserves the right to apply capital gains treatment to those transactions which may adversely affect an investment in our Company.

On December 5, 2014, the New York State Department of Taxation and Finance issued guidance regarding the application of state tax law to digital assets such as ether or bitcoins. The agency determined that New York State would follow IRS guidance with respect to the treatment of digital assets such as ether or bitcoin for state income tax purposes. Furthermore, they defined digital assets such as ether or bitcoin to be a form of “intangible property,” meaning the purchase and sale of ether or bitcoins for fiat currency is not subject to state income tax (although transactions of bitcoin for other goods and services maybe subject to sales tax under barter transaction treatment). It is unclear if other states will follow the guidance of the IRS and the New York State Department of Taxation and Finance with respect to the treatment of digital assets such as ether or bitcoins for income tax and sales tax purposes. If a state adopts a different treatment, such treatment may have negative consequences including the imposition of greater a greater tax burden on investors in bitcoin or imposing a greater cost on the acquisition and disposition of ether or bitcoin, generally; in either case potentially having a negative effect on prices in the digital asset exchange market and may adversely affect an investment in our Company.

Foreign jurisdictions may also elect to treat digital assets such as ether or bitcoin differently for tax purposes than the IRS or the New York State Department of Taxation and Finance. To the extent that a foreign jurisdiction with a significant share of the market of ether or bitcoin users imposes onerous tax burdens on ether or bitcoin users, or imposes sales or value added tax on purchases and sales of ether or bitcoin for fiat currency, such actions could result in decreased demand for ether or bitcoins in such jurisdiction, which could impact the price of ether, bitcoin or other digital assets and negatively impact an investment in our Company.

Risks Related to Marathon’s or GBV’s Business

The loss or destruction of a private key required to access a digital asset may be irreversible. Our loss of access to our private keys or our experience of a data loss relating to our Company’s digital assets could adversely affect an investment in our Company.

Digital assets are controllable only by the possessor of both the unique public key and private key relating to the local or online digital wallet in which the digital assets are held. We are required by the operation of digital asset networks to publish the public key relating to a digital wallet in use by us when it first verifies a spending transaction from that digital wallet and disseminates such information into the respective network. We safeguard and keep private the private keys relating to our digital assets by primarily utilizing Bitgo Inc.’s enterprise multi-signature storage solution; to the extent a private key is lost, destroyed or otherwise compromised and no backup of the private key is accessible, we will be unable to access the digital assets held by it and the private key will not be capable of being restored by the respective digital asset network. Any loss of private keys relating to digital wallets used to store our digital assets could adversely affect an investment in us.

Because many of our digital assets are held by digital asset exchanges, we face heightened risks from cybersecurity attacks and financial stability of digital asset exchanges.

Marathon or GBV may transfer their digital asset from its wallet to digital asset exchanges prior to selling them. Digital assets not held in Marathon’s or GBV’s wallet are subject to the risks encountered by digital asset exchanges including a DDoS Attack or other malicious hacking, a sale of the digital asset exchange, loss of the digital assets by the digital asset exchange and other risks similar to those described herein. Marathon and GBV do not maintain a custodian agreement with any of the digital asset exchanges that hold the Marathon and GBV digital assets. These digital asset exchanges do not provide insurance and may lack the resources to protect against hacking and theft. If this were to occur, Marathon or GBV may be materially and adversely affected.

If the award of digital assets for solving blocks and transaction fees for recording transactions are not sufficiently high to cover expenses related to running data center operations it may have adverse effects on an investment in us.

If the award of new digital assets for solving blocks declines and transaction fees are not sufficiently high, we may not have an adequate incentive to continue our mining operations, which may adversely impact an investment in us.

As the number of digital assets awarded for solving a block in the blockchain decreases, the incentive for miners to continue to contribute processing power to the respective digital asset network will transition from a set reward to transaction fees. Either the requirement from miners of higher transaction fees in exchange for recording transactions in the blockchain or a software upgrade that automatically charges fees for all transactions may decrease demand for digital assets and prevent the expansion of the digital asset networks to retail merchants and commercial businesses, resulting in a reduction in the price of digital assets that could adversely impact an investment in us.

In order to incentivize miners to continue to contribute processing power to any digital asset network, such network may either formally or informally transition from a set reward to transaction fees earned upon solving for a block. This transition could be accomplished either by miners independently electing to record in the blocks they solve only those transactions that include payment of a transaction fee or by the digital asset network adopting software upgrades that require the payment of a minimum transaction fee for all transactions. If transaction fees paid for digital asset transactions become too high, the marketplace may be reluctant to accept digital assets as a means of payment and existing users may be motivated to switch from one digital asset to another digital asset or back to fiat currency. Decreased use and demand for bitcoins or ether that we have accumulated may adversely affect their value and may adversely impact an investment in us.

Hypertec Systems Inc. may be unable to provide GBV suitable services.

GBV has entered into datacenter services agreements for servers that it has acquired. The ability of GBV to mine digital currencies depends on the ability of Hypertec Systems Inc. (“Hypertec”) to perform those services, the skills and resources of Hypertec employees and the ability of Hypertec to continue as a going concern and provide electricity, engineers and other services on a current basis. Due to delays encountered by GBV, the servers located at Hypertec have not performed to their expected capacity and there is uncertainty as to when, if at all, the servers will meet their expected performance criteria. Further, in January 2018 news reports stated that securities regulators in the province of Quebec (Autorite des marhes financiers (“AMF”)) raided the offices of Hypertec in connection with an investigation of potential law violations. There can be no assurance that such investigation will not have an impact on the business or operations of Hypertec or the ability of Hypertec to service the needs of GBV or perform its obligations under GBV’s agreement with Hypertec. If Hypertec is unable or unwilling to perform under the GBV agreement, GBV may face delays in installing and operating its servers, and the ability to generate revenue from mining operations may be adversely affected and result in GBV’s inability to perform. In the event the merger with GBV closes, these same risks will be faced by Marathon.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2. PROPERTIES

We lease an executive office space on a month to month basis at 11601 Wilshire Blvd., Suite 500, Los Angeles, California 90025.

ITEM 3. LEGAL PROCEEDINGS

Marathon Patent Group, Inc., Doug Croxall and Francis Knuettel II are currently defendants in a lawsuit, filed on March 27, 2018, captioned as Jeffrey Feinberg, Jeffrey L. Feinberg Personal Trust, and Jeffrey L. Feinberg Family Trust v. Marathon Patent Group, Inc., Doug Croxall, and Francis Knuettel II, in the Supreme Court of the State of New York, County of New York, Index No.: 651463/2018. Mr. Feinberg purports to allege causes of action against Marathon, Doug Croxall and Francis Knuettel II under Sections 11, 12(a)(2) and 15 of the Securities Act, brought in relation to a December 2016 private placement, and under common law theories of fraud and fraudulent concealment, constructive fraud, and negligent misrepresentation. Mr. Feinberg previously alleged the same claims in a now-dismissed lawsuit that was filed in the California Superior Court in Los Angeles. The Company intends to vigorously defend itself against these claims. However, there can be no assurance that the outcome of these uncertainties will be favorable to the Company.

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

As of December 31, 2017, we were involved in four enforcement actions, three arising from our CRFD patent portfolio and one arising from our Clouding patent portfolio.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently quoted on The NASDAQ Capital Market under the symbol “MARA”. Previously, our common stock was quoted on the OTC Bulletin Board under the symbol “MARA,” and prior to that, under the symbol “AMSC”.

The following table sets forth the high and low bid quotations for our common stock as reported on The NASDAQ Capital Market for the periods indicated. All per share prices set forth below reflect the 1:2 stock dividend issued on December 22, 2014 and the 1:4 reverse split on October 31, 2017 and all share and per share values for all periods presented in this annual report are retroactively restated for the effect of the reverse stock split.

	High	Low
Fiscal 2018
First quarter through April 12, 2018	$1.65	$0.92
First quarter	5.06	1.10

Fiscal 2017
First Quarter	$9.16	$2.52
Second Quarter	4.08	0.52
Third Quarter	2.32	0.88
Fourth Quarter	10.03	1.00

Fiscal 2016
First Quarter	$11.48	$5.16
Second Quarter	11.72	5.64
Third Quarter	13.76	10.32
Fourth Quarter	11.24	5.76

Holders

As of April 12, 2018, there were 40 holders of record of 19,327,940 shares of the Company’s Common Stock.

Securities Authorized for Issuance under Equity Compensation Plans

2012, 2014, 2017 and 2018 Equity Incentive Plans

The following table gives information about the Company’s common stock that may be issued upon the exercise of options granted to employees, directors and consultants under its 2012, 2014, 2017 and 2018 Equity Incentive Plans as of December 31, 2017. On August 1, 2012, our board of directors and stockholders adopted the 2012 Equity Incentive Plan, pursuant to which 384,616 shares of our common stock are reserved for issuance as awards to employees, directors, consultants, advisors and other service providers. On September 16, 2014, our board of directors adopted the 2014 Equity Incentive Plan, subsequently approved by the shareholders on July 31, 2015, pursuant to which up to 500,000 shares of our common stock, stock options, restricted stock, preferred stock, stock-based awards and other awards are reserved for issuance as awards to employees, directors, consultants, advisors and other service providers. On September 6, 2017, our board of directors adopted the 2017 Equity Incentive Plan, subsequently approved by the shareholders on September 29, 2017, pursuant to which up to 2,500,000 shares of our common stock, stock options, restricted stock, preferred stock, stock-based awards and other awards are reserved for issuance as awards to employees, directors, consultants, advisors and other service providers. On January 1, 2018, our board of directors adopted the 2018 Equity Incentive Plan, subsequently approved by the shareholders on March 7, 2018, pursuant to which up to 10,000,000 shares of our common stock, stock options, restricted stock, preferred stock, stock-based awards and other awards are reserved for issuance as awards to employees, directors, consultants, advisors and other service providers. As of April 9, 2018, the 2012, 2014, 2017 and 2018 Equity Incentive Plans had outstanding grants and remaining unissued shares, taking into account issuance of restricted stock to officers and directors, as follows:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	225,674	$16.68	12,108,942
Equity compensation plans not approved by security holders	—	$—	—
Total	225,674	$16.68	12,108,942

Recent issuances of unregistered securities

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

On May 20, 2016, the Company entered into an employment agreement with Kathy Grubbs (“Grubbs Agreement”) pursuant to which Ms. Grubbs would serve as an analyst. As part of the consideration, the Company agreed to grant Ms. Grubbs a ten-year stock option to purchase an aggregate of 12,500 shares of Common Stock, with a strike price of $9.00 per share, vesting in thirty-six (36) equal installments on each monthly anniversary of the date of the Grubbs Agreement. The options were valued based on the Black-Scholes model, using the strike and market prices of $9.00 per share, an expected term of 6.50 years, volatility of 47% based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve of 1.88%.

On July 1, 2016, in conjunction with an executive employment agreement with David Liu (“Liu Agreement”) pursuant to which Mr. Liu would serve as the Company’s CTO, entered into on June 29, 2016, the Company granted Mr. Liu a ten-year stock option to purchase an aggregate of 37,500 shares of Common Stock, with a strike price of $11.16 per share, vesting in thirty-six (36) equal installments on each monthly anniversary of the date of the Liu Agreement. The options were valued based on the Black-Scholes model, using the strike and market prices of $11.16 per share, an expected term of 6.50 years, volatility of 47% based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve of 1.20%.

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

On October 17, 2016, the Company issued 5,834 shares to the holder of a convertible note pursuant to their exercise of their warrant.

On April 12, 2017, the Company issued 31,250 shares of the Company’s Common Stock pursuant to a settlement agreement with Dominion Harbor Group, LLC. In connection with this issuance, the Company valued the shares at the quoted market price on the date of grant at $3.32 per share or $103,750. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On April 24, 2017, the Company issued 7,500 shares in total of the Company’s Common Stock to a vendor in partial or total payment of outstanding invoices. In connection with this issuance, the Company valued the shares at the quoted market price on the date of grant at $3.32 per share or $24,900. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On August 9, 2017, the Company issued 250,000 shares of the Company’s Common Stock pursuant to the conversion of 50,000 shares of Series D Convertible Preferred Stock.

On August 29, 2017, the Company issued 200,000 shares in total of the Company’s Common Stock to four different vendors in partial or total payment of outstanding invoices. In connection with this issuance, the Company valued the shares at the quoted market price on the date of grant at $2.04 per share or $408,000. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On September 5, 2017, the Company issued 62,500 shares of the Company’s Common Stock pursuant to the conversion of 12,500 shares of Series D Convertible Preferred Stock.

On September 5, 2017, the Company issued 44,000 shares of the Company’s Common Stock pursuant to the conversion of $35,200 in principal amount invested in the Convertible Note.

On September 5, 2017, the Company issued 175,000 shares of the Company’s Common Stock pursuant to the conversion of $140,000 in principal amount invested in the Convertible Note.

On September 6, 2017, the Company issued 315,710 shares of the Company’s Common Stock pursuant to the conversion of $252,568 in principal amount invested in the Convertible Note.

On September 13, 2017, the Company issued 315,938 shares of the Company’s Common Stock pursuant to the conversion of 63,188 shares of Series D Convertible Preferred Stock.

On October 2, 2017 and October 3, 2017, the Company issued 598,500 shares of the Company’s Common Stock to holders of the warrants issued pursuant to the April Purchase Agreement following approval by the Company’s shareholders of the warrant exchange at a special meeting held on September 29, 2017.

On October 26, 2017, the Company issued 700,000 and 50,000 shares to Mr. Croxall and Mr. Knuettel, respectively, pursuant to their respective retention agreements. In connection with this issuance, the Company valued the shares at the quoted market price on the date of grant at $1.08 per share or $810,000. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On October 26, 2017, the Company issued 25,000 shares to Mr. Spangenberg pursuant to his termination agreement. In connection with this issuance, the Company valued the shares at the quoted market price on the date of grant at $1.48 per share or $37,000. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On November 11, 2017, the Company issued 195,500 shares pursuant to the conversion of 195,500 shares of the Company’s Series B Convertible Preferred Stock.

On November 20, 2017, the Company issued 325,000 shares of the Company’s Common Stock pursuant to the conversion of $260,000 in principal amount invested in the Convertible Note.

On November 20, 2017, the Company issued 81,699 shares of the Company’s Common Stock pursuant to the engagement agreement with Company counsel. In connection with this transaction, the Company valued the shares at the quoted market price on the date of grant at $2.18 per share or $178,104. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On November 22, 2017, the Company issued 335,000 shares of the Company’s Common Stock pursuant to the conversion of $268,000 in principal amount invested in the Convertible Note.

On November 24, 2017, the Company issued 335,000 shares of the Company’s Common Stock pursuant to the conversion of $268,000 in principal amount invested in the Convertible Note.

On November 27, 2017, the Company issued 277,855 shares of the Company’s Common Stock pursuant to the conversion of $222,294 in principal amount invested in the Convertible Note.

On November 27, 2017, the Company issued 20,750 shares of the Company’s Common Stock pursuant to the exercise of a warrant.

Recent Repurchases of Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”) and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those expressed, implied or anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the Securities and Exchange Commission.

Cautionary Note Regarding Forward-Looking Statements

This report and other documents that we file with the Securities and Exchange Commission contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions. Statements that are not historical facts are forward-looking statements. Words such as “expect,” “outlook,” “forecast,” “would,” “could,” “should,” “project,” “intend,” “plan,” “continue,” “sustain”, “on track”, “believe,” “seek,” “estimate,” “anticipate,” “may,” “assume,” and variations of such words and similar expressions are often used to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward- looking statements are not guarantees of future performance and involve risks, assumptions and uncertainties, including, but not limited to, those described in our reports that we file or furnish with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. Except to the extent required by law, we undertake no obligation to update publicly any forward-looking statements after the date they are made, whether as a result of new information, future events, changes in assumptions or otherwise.

Business of the Company

We were incorporated in the State of Nevada on February 23, 2010 under the name Verve Ventures, Inc. On December 7, 2011, we changed our name to American Strategic Minerals Corporation and were engaged in exploration and potential development of uranium and vanadium minerals business. In June 2012, we discontinued our minerals business and began to invest in real estate properties in Southern California. In October 2012, we discontinued our real estate business when our former CEO joined the firm and we commenced our IP licensing operations, at which time the Company’s name was changed to Marathon Patent Group, Inc. On November 1, 2017, we entered into a merger agreement with Global Bit Ventures, Inc. (“GBV”), which is focused on mining digital assets. We have since purchased our cryptocurrency mining machines and established a data center in Canada to mine digital assets. Following the merger, we intend to add GBV’s existing technical capabilities and digital asset miners and expand our activities in the mining of new digital assets, while at the same time harvesting the value of our remaining IP assets.

Recent Developments

Patent Purchase

On January 11, 2018, the Company entered into a Patent Rights Purchase and Assignment Agreement (the “Agreement”), with XpresSpa Group, Inc., a Delaware Corporation (the “Seller”) and Crypto Currency Patent Holdings Company LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“CCPHC”). Pursuant to the Agreement, the Seller agreed to irrevocably assign, sell, grant, transfer and convey, and CCPHC agreed to accept and acquire, the exclusive right, title and interest in and to certain patents owned by the Seller (“Assigned IP”), subject to the terms and conditions set forth in the Agreement. As consideration for the Assigned IP, the Seller shall receive (i) payment in the amount of $250,000 from CCPHC and (ii) 250,000 shares of common stock of the Company, par value $0.0001 per share (the “Consideration Shares”), with piggyback registration rights. The Consideration Shares were issued by the Company to the Seller, subject to the terms and conditions of a lock-up agreement.

As a condition to the Agreement, the Seller agreed to enter into a lock-up agreement with the Company, which lock-up agreement is included as an exhibit to the Agreement (the “Lock-up Agreement”). Pursuant to the Lock-up Agreement, the Seller shall not directly or indirectly offer, sell, pledge or transfer, or otherwise dispose of, the Consideration Shares for a period of 180 days commencing on January 11, 2018 and ending on July 11, 2018; provided, however, upon the effective date of the registration for resale of the Consideration Shares, and on each day thereafter, one twentieth (1/20) of the Consideration Shares shall be released from the restrictions contained in the Lock-up Agreement and may be freely sold, transferred, traded or otherwise disposed of. Notwithstanding the foregoing, in the event that the Consideration Shares, in whole or in part, are not registered for resale on the 6-month anniversary of the date of issuance of the Consideration Shares (“Six-Month Date”), the holders thereof may sell, transfer, trade or otherwise dispose of one twentieth (1/20) of the Consideration Shares on the Six-Month Date and on each day thereafter

In addition, the Company agreed to issue 25,000 shares of the Company’s common stock to Andrew Kennedy Lang, one of the named inventors of the patents, in exchange for consulting services, and 50,000 shares of the Company’s common stock to another individual in exchange for consulting services, in connection with the acquisition of the Assigned IP.

Lease and Purchase of Digital Asset Mining Servers

On February 7, 2018, Marathon Crypto Mining, Inc. (“MCM”), a Nevada corporation and wholly owned subsidiary of the Company, entered into an agreement to acquire 1,400 Bitmain’s Antminer S9 miners (“Antminer S9s”).

On February 12, 2018, in connection with the intended mining operations of MCM, the Company assumed a lease contract dated November 11, 2017 (the “Lease Agreement”) by and between 9349-0001 Quebec Inc. (the “Lessor”) and Blocespace Inc., formerly known as Cryptoespace Inc. (the “Lessee”). Pursuant to the Lease Agreement, among other things, the Lessee leases a building of 26,700 square feet (the “Property”) in Quebec, Canada, for an initial term of five (5) years (the “Term”), commencing on December 1, 2017 and terminating on November 30, 2022. The Lessee shall pay a monthly rent of $10,012.50 plus tax, or an annual rent of $120,150.00 plus tax (“Yearly Rent”). At the signing of the Lease Agreement, the Lessee paid the Lessor a deposit equal to the Yearly Rent which amount will be dispersed during the Term as set forth in the Lease Agreement.

The Lessee assigned the Lease Agreement to MCM pursuant to an Assignment and Assumption Agreement (the “Assignment”) by and between the Company and the Lessee’s parent company, Bloctechnologies Canada Inc. Subject to the terms and conditions of the Assignment, MCM agreed to observe all the covenants and conditions of the Lease Agreement, including the payment of all rents due. The Company shall be responsible for all necessary capital expenditures in connection with capital improvements to the Property to set up MCM’s mining operations.

The 1,400 Antminer S9s were delivered to the Property and installation commenced on or about March 7, 2018, with the commencement of digital asset mining shortly thereafter.

Annual Shareholder Meeting

On March 7, 2018, the Company held its 2017 annual meeting of shareholders (the “Meeting”). As of the record date for the Meeting, 15,062,386 shares of common and preferred stock, on an as converted basis and eligible to vote, were issued and outstanding. A total of 11,448,855 shares of common and preferred stock, constituting a quorum, were present and accounted for at the Meeting. At the Meeting, the Company’s shareholders approved the following proposals:

(i)	The approval of the issuance of securities in one or more non-public offerings where the maximum discount at which securities will be offered will be equivalent to a discount of up to 25% below the market price of our common stock, as required by and in accordance with Nasdaq Marketplace Rule 5635(d);

The proposal was approved, and the votes were cast as follows:

For	Against	Abstain
5,209,944	276,643	56,935

(ii)	The approval of any change of control that could result from the potential issuance of securities in the non-public offerings following approval of Proposal No. 1, as required by and in accordance with Nasdaq Marketplace Rule 5635(b);

The proposal was approved, and the votes were cast as follows:

For	Against	Abstain
5,294,128	215,777	33,617

(iii)	The election of the Class III director to serve until the 2020 annual meeting of shareholders and until a respective successor has been duly elected and qualified, or until such director’s earlier resignation, removal or death;

The proposal was approved, and the votes were cast as follows:

For	Against	Abstain
5,398,904	98,893	45,725

(iv)	The approval of, on an advisory basis, the 2017 compensation of the Company’s named executive officers;

The proposal was approved, and the votes were cast as follows:

For	Against	Abstain
5,290,533	206,369	46,169

(v)	The recommendation of, in a non-binding vote, whether a shareholder vote to approve the compensation of the Company’s named executive officers should occur every one, two or three years.

The votes were cast as follows:

One Year	Two Years	Three Years
1,164,846	114,091	4,239,903

(vi)	The approval of the Company’s 2018 Equity Incentive Plan, including the reservation of 10,000,000 shares of the Company’s common stock thereunder;

The proposal was approved, and the votes were cast as follows:

For	Against	Abstain
4,496,240	255,569	791,312

(vii)	The ratification of the appointment of RBSM LLP as the Company’s independent registered certified public accountant for the fiscal year ended December 31, 2017;

The proposal was approved, and the votes were cast as follows:

For	Against	Abstain
11,078,732	210,675	159,438

Symantec Corporation Settlement Agreement

On March 8, 2018, the Company and its subsidiary, Clouding Corp., a California corporation (“Clouding”) entered into a Settlement Agreement and Release of Claims (the “Settlement Agreement”) with Symantec Corporation (“Symantec”). Pursuant to the Settlement Agreement, in consideration for an undisclosed amount, which is subject to a Confidential Treatment Request (a “CTR”) with the Securities and Exchange Commission, Symantec agreed to settle its disputes and dismiss the actions brought against the Company, Clouding, IP Navigation Group, LLC, Clouding IP, LLC, William J. Carter, and Erich Spangenberg, each with prejudice. The first case commenced in the Superior Court of California for the County of Los Angeles (the “Los Angeles Action”) and Symantec thereafter filed a second case in the United States District Court for the District of Delaware (the “Delaware Action”) naming IP Navigation Group, LLC and Erich Spangenberg as defendants.

Under the terms of the Settlement Agreement, the Marathon Releasees, Clouding Releasees and the Other Defendant Releasees (as such terms are defined in the Settlement Agreement) will be released from claims from any and all claims or causes of action based upon, related to, or arising from the allegations that were made, or could have been made, with respect to the subject matter of the pleadings filed in the Los Angeles Action and the Delaware Action, and as further set forth in the Settlement Agreement. The Settlement Agreement contains no admission of wrongdoing, liability or obligation to any of the other parties, except as otherwise set forth therein.

Feinberg Litigation

On March 30, 2018, the Company became aware that a summons and complaint (collectively, the “Summons and Complaint”) were filed by Jeffrey Feinberg, Jeffrey L. Feinberg Personal Trust, and Jeffrey L. Feinberg Family Trust against the Company and certain of its officers and directors. The Summons and Complaint were filed with the Supreme Court of the State of New York, County of New York on March 27, 2018. The Company intends to vigorously defend itself against these claims. However, there can be no assurance that the outcome of these uncertainties will be favorable to the Company.

Restated Merger Agreement

On April 3, 2018, the Company and GBV entered into the Amended and Restated Agreement and Plan of Merger (the “Amended Merger Agreement”), which amends certain terms, among others, in the Merger Agreement, as follows: (i) the Outside Closing Date, as amended, shall be further extended to ninety (90) days from April 3, 2018, subject to consecutive 30-day extensions upon mutual written consent of the Parties; (ii) the Company Shareholders shall receive 70,000,000 Parent Common Shares (reduced from 126,674,557 Parent Common Shares) on a fully diluted basis, which include any Parent Common Shares underlying the Parent’s Series C Preferred Stock issuable in lieu of the Parent Common Shares at the election of the Company Shareholders who would own more than 2.49% of the Parent Common Shares as a result of the Merger; and (iii) in the event that the Merger fails to close by August 9, 2018 or the Company’s Shareholders vote not to approve the Merger, the Parent will issue to the Company, an aggregate of 3,000,000 Parent Common Shares to reimburse GBV for its costs and expenses. All capitalized terms otherwise not defined herein shall have the meanings set forth in the Amended Merger Agreement.

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

Revenue Recognition

The discussion that follows below is a description of our revenue recognition practices in effect as of December 31, 2017. The FASB issued guidance on revenue from contracts with customers that superseded most revenue recognition guidance in effect as of year-end 2017, including industry-specific guidance, which is effective for the Company January 1, 2018.

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

These rights typically include some combination of the following: (i) the grant of a non-exclusive, perpetual license to use patented technologies owned or controlled by the Company, (ii) a covenant-not-to-sue and (iii) the dismissal of any pending litigation.

The intellectual property rights granted typically are perpetual in nature. Pursuant to the terms of these agreements, the Company has no further obligation with respect to the grant of the non-exclusive licenses, covenants-not-to-sue, releases, and other deliverables, including no express or implied obligation on the Company’s part to maintain or upgrade the technology, or provide future support or services. Generally, the agreements provide for the grant of the licenses, covenants-not-to-sue, releases, and other significant deliverables upon execution of the agreement. As such, the earnings process is complete, and revenue is recognized upon the execution of the agreement, when collectability is reasonably assured, and when all other revenue recognition criteria have been met.

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

Reclassification

Certain prior year reported amounts have been reclassified to conform to the current year presentation. The reclassification did not have an impact on previously issued net loss or Total Stockholders’ Equity.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against and by the Company or un-asserted claims that may result in such proceedings, the Company’s management evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

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

Intangible Assets - Patents

Intangible assets include patents purchased and patents acquired in lieu of cash in licensing transactions. The patents purchased are recorded based on the cost to acquire them and patents acquired in lieu of cash are recorded at their fair market value. The costs of these assets are amortized over their remaining useful lives. Useful lives of intangible assets are periodically evaluated for reasonableness and the assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may no longer be recoverable. The Company recorded impairment charges to its intangible assets during the year ended December 31, 2017 in the amount of $2,475,149, associated with the end of the economically useful lives of a number of the Company’s portfolios, compared to an impairment charge in the amount of $11,958,882 during the year ended December 31, 2016 associated with the end of life of a number of the Company’s portfolios.

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

For the year ended December 31, 2017, the Company recorded an impairment charge to its goodwill in the amount of $228,401, and for the year ended December 31, 2016, the Company recorded an impairment charge to its goodwill in the amount of $4,336,307.

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. The Company did not record any impairment charges on its other intangible assets, other than its definite-lived intangible assets, as identified above, during the years ended December 31, 2017 and 2016.

Impairment of Long-lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the ASC 360 “Property, Plant and Equipment”. The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of long-lived assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows that the Company expects to be generated by the asset. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The Company did not record any impairment charges on its long-lived assets, other than its definite-lived intangible assets, as identified above, during the years ended December 31, 2017 and 2016.

Fair Value Measurement

The fair value measurement guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in the valuation of an asset or liability. It establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under the fair value measurement guidance are described below:

-	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;
-	Level 2 - Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; or
-	Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Stock-based Compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. As stock-based compensation expense is recognized based on awards expected to vest, forfeitures are also estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the year ended December 31, 2017, the expected forfeiture rate was 12.75%, which resulted in a decrease in expense of $108,644, recognized in the Company’s compensation expenses and for the year ended December 31, 2016, the expected forfeiture rate was 2.4%, which resulted in a decrease in expense of $44,146, recognized in the Company’s compensation expenses. The Company will continue to re-assess the impact of forfeitures if actual forfeitures increase in future quarters.

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

The volatility is based on historical volatilities of companies in the industry and, by statistical analysis of the daily share-pricing model. The volatility of stock-based compensation at any point in time is based on historical volatility of the Company for the period of time commensurate with the lifespan of the underlying stock option grant.

Recent Accounting Pronouncements

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815),” which addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 with early adoption permitted. The Company is currently evaluating the impact this standard will have on its disclosures and presentation of instruments with down round features and the impact it will have on the Company’s financial statements.

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

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04 Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). This guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under the amended guidance, a goodwill impairment charge will now be recognized for the amount by which the carrying value of a reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill. This guidance is effective for interim and annual period beginning after December 15, 2019, with early adoption permitted for any impairment tests performed after January 1, 2017. The Company is currently evaluating the impact this standard will have on its goodwill impairment testing procedures and the impact it will have on the Company’s financial statements.

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business and assists entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under this guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset (or group of similar assets), the assets acquired would not represent a business. In addition, in order to be considered a business, an acquisition would have to include at a minimum an input and a substantive process that together significantly contribute to the ability to create an output. The amended guidance also narrows the definition of outputs by more closely aligning it with how outputs are described in FASB guidance for revenue recognition. This guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact this standard will have on it’s the accounting for future acquisitions or dispositions and the impact it will have on the Company’s financial statements.

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

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which supersedes the revenue recognition requirements in Accounting Standard Codification (“ASC”) 605, (Topic 605), and most industry-specific guidance. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers – Deferral of the Effective Date”, which defers the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, and interim periods therein. In 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, ASU 2016-10, “Identifying Performance Obligations and Licensing”, and ASU 2016-12, “Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients”. Entities have the choice to adopt these updates using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a modified retrospective approach with the cumulative effect of these standards recognized at the date of the adoption. We will adopt the new standard on January 1, 2018 and while our evaluation remains preliminary, and we expect at this time to institute this under the modified retrospective approach, the Company does not expect the adoption to have a material impact.

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

Results of Operations for the Years Ended December 31, 2017 and December 31, 2016

Revenues

Revenues in the year ended December 31, 2017 were $519,622, compared to revenue of $36,629,276 in the year ended December 31, 2016. This represented a year-over-year decrease in revenues of $36,109,654, which represented a 99% decrease in 2017 compared to 2016. The decrease in revenues in 2017 resulted primarily from an overall decline in patent licensing revenue associated with the considerable headwinds the Company as well as competitors faced in our industry compared to 2016 during which we entered into a number of sizable licenses through our subsidiaries, Dynamic Advances, LLC, and Orthophoenix, LLC.

We issued two patent licenses in 2017, which accounted for approximately 51% of the Company’s total revenue for the year ended December 31, 2017. The balance of the revenue for the twelve months ended December 31, 2017 was derived from the issuance of a technology access license issued by the Company’s subsidiary, 3D Nanocolor Corp., in the amount of $125,000 and recurring royalties associated with the Company’s Medtech patent portfolio. The two patent licenses issued in 2017 are as set forth below:

For the Year Ended December 31, 2017

Licensor	License Amount	% of Revenue
Signal IP, Inc.	$200,000	38%
Signal IP, Inc.	$65,000	13%
Total	$265,000	51%

Revenues from the five largest patent licenses in 2016 accounted for approximately 97% of the Company’s revenue for the year ended December 31, 2016, as summarized below:

For the Year Ended December 31, 2016

Licensor	License Amount	% of Revenue
Dynamic Advances, LLC.	$24,900,000	68%
Orthophoenix, LLC	$4,500,000	12%
Orthophoenix, LLC	$3,750,000	10%
Signal IP, Inc.	$1,900,000	5%
Orthophoenix, LLC	$600,000	2%
Total	$35,650,000	97%

The Company derived these revenues from the one-time issuance of non-recurring, non-exclusive, non-assignable licenses to certain licensees and their affiliates for certain of the Company’s patents. Based on our business practice and the general nature of patent licensing, the Company expects that a significant portion of its future patent licensing revenues, if any as the Company is harvesting the value of its remaining portfolios, will be based on one-time grants of similar non-recurring, non-exclusive, non-assignable licenses to a relatively small number of entities and their affiliates.

Operating Expenses

Cost of revenues, including amortization of patents, for the years ended December 31, 2017 and December 31, 2016 were $3,470,847 and $26,517,477, respectively. For the year ended December 31, 2017, this represented a decrease of $23,046,630, or 87%. Costs of revenues include patent amortization expenses, contingent payments related to patent enforcement legal costs, patent enforcement advisors and inventors. Cost of revenues also includes various non-contingent costs associated with enforcing the Company’s patent rights and otherwise in developing and entering into settlement and licensing agreements that generate the Company’s revenue. Such costs include other legal fees and expenses, consulting fees, data management costs and other costs. Cost of revenues for 2017 were lower than in 2016 due to lower revenues in 2017 and lower expenses related to less enforcement activity as well as lower patent amortization expenses. Cost of revenues in 2017 were a higher percentage of revenue than in 2016 based on lower revenues in 2017 relative to fixed enforcement expenses.

Included in cost of revenues is amortization of patents. Amortization expenses were $1,850,267 and $7,453,004 for the years ended December 31, 2017 and December 31, 2016, respectively, a decrease of $5,602,737 or 75%. The decrease results from the lower carrying value of the assets due to impairment expenses incurred to existing patent assets during the year as well as no newly acquired patent assets during 2017. When the Company acquires patents and patent rights, the Company capitalizes those assets and amortizes the costs over the remaining useful lives of the assets. All patent amortization expenses are non-cash expenses.

We incurred other operating expenses of $11,232,265 and $25,695,413 for the years ended December 31, 2017 and December 31, 2016, respectively. This represented a decrease of $14,463,148, or 56%, in 2017 compared to 2016. This decrease in other operating expenses in 2017 compared to 2016 resulted from a decrease in every expense category except professional fees, with the decreases in patent amortization and impairment expenses, consulting fees and goodwill impairment being meaningful. Other operating expenses consisted of the following:

	Total Other Operating Expenses
	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016

Compensation and related taxes	$4,362,371	$5,483,031
Consulting fees	537,695	1,279,092
Professional fees	2,797,648	1,797,922
Other general and administrative	831,001	840,179
Patent impairment	2,475,149	11,958,882
Goodwill impairment	228,401	4,336,307
Total	$11,232,265	$25,695,413

Operating expenses for the years ended December 31, 2017 and December 31, 2016 include non-cash operating expenses totaling $4,723,226 and $18,309,347, respectively. The results for the year ended December 31, 2017 represent a decrease in non-cash operating expenses in the amount of $13,586,121 or 74%, compared to the non-cash operating expenses for the year ended December 31, 2016. Non-cash operating expenses consisted of the following:

	Non-Cash Operating Expenses
	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016

Compensation and related taxes	2,067,719	1,546,395
Consulting fees	(91,228)	378,290
Professional fees	325	28,657
Other general and administrative	42,860	60,816
Patent impairment	2,475,149	11,958,882
Goodwill impairment	228,401	4,336,307
Total	$4,723,226	$18,309,347

Compensation expense and related taxes

Compensation expense includes cash compensation, related payroll taxes and benefits and non-cash equity compensation. For the years ended December 31, 2017 and December 31, 2016, total compensation expense and related payroll taxes were $4,362,371 and $5,483,031, respectively, a decrease of $1,120,660 or 20%. The decrease in compensation primarily reflects a decrease in cash-based compensation, benefit costs and payroll costs related to a decrease in the number of employees in 2017 compared to 2016 following staff reductions at the Company as well as the furloughing of employees at the Company’s 3D Nanocolor Corp. (“3D Nano”) subsidiary followed by the subsequent spin off of that subsidiary on September 29, 2017. In addition, the decrease reflects the completion of the amortization of many of the Company’s previously issued stock option grants to employees. During the years ended December 31, 2017 and 2016, we recognized non-cash employee and board equity-based compensation of $2,067,719 and $1,546,395, respectively.

Consulting fees

For the years ended December 31, 2017 and December 31, 2016, we incurred consulting fees of $537,695 and $1,279,092, respectively, a decrease of $741,397 or 58%. Consulting fees include both cash and non-cash related consulting fees primarily for investor relations and public relations services as well as other consulting services. During the years ended December 31, 2017 and December 31, 2016, we recognized non-cash equity-based consulting fees of $(91,228) and $378,290, respectively. The negative value for the year ended December 31, 2017 is a result of a decline in the fair value of the equity-based expense resulting from a lower stock price.

Professional fees

Professional fees for the years ended December 31, 2017 and December 31, 2016, respectively, were $2,797,648 and $1,797,922, respectively, an increase of $999,726 or 56%. Professional fees primarily reflect the costs of professional outside accounting fees, legal fees and audit fees. The increase in professional fees for the year ended December 31, 2017 compared to the same period in 2016 are predominantly related to the restructuring of the Company’s debt with Fortress and other obligations, outside legal, accounting and audit fees associated with multiple debt and equity financings as well as a fairness option resulting from the Agreement and Plan of Merger entered into with GBV on November 1, 2017. During the years ended December 31, 2017 and December 31, 2016, we recognized non-cash equity based professional fees of $325 and $28,657, respectively.

Other general and administrative expenses

For the years ended December 31, 2017 and December 31, 2016, other general and administrative expenses were $831,001 and $840,179, respectively, a decrease of $9,178, or approximately 1%. General and administrative expenses reflect the other non-categorized operating costs of the Company and include expenses related to being a public company, rent, insurance, technology and other expenses incurred to support the operations of the Company. During the years ended December 31, 2017 and December 31, 2016, we recognized non-cash equity based professional fees of $42,860 and $60,816, respectively.

Loss on impairment of intangible assets

For the years ended December 31, 2017 and December 31, 2016, the Company recorded a loss on the impairment of intangible assets in the amounts of $2,475,149 and $11,958,882, respectively.

Loss on impairment of goodwill

For the years ended December 31, 2017 and December 31, 2016, the Company recorded a loss on the impairment of goodwill in the amounts of $228,401 and $4,336,307, respectively.

Operating loss

The operating loss declined by $1,400,124 to $(14,183,490) in 2017 from $(15,583,614) in 2016 as a result of a bigger decline in the direct costs of revenues and other operating expenses relative to the decline in revenues in 2017 compared to 2016.

Other income (expense)

Other income (expense) was $(17,254,031) for the year ended December 31, 2017 compared to other income (expense) of $(1,728,451) for the year ended December 31, 2016.

Income tax benefit (expense)

We recognized an income tax benefit (expense) in the amount of $103,952 and $(11,516,807), respectively, for the years ended December 31, 2017 and 2016. The Company has recorded a full valuation allowance for its deferred tax assets as of December 31, 2016 and December 31, 2017.

Net loss attributable to common shareholders

We reported net loss of $31,333,569 and $28,828,872 for the years ended December 31, 2017 and December 31, 2016, respectively.

Loss per common share, basic and diluted

The Company reported a decrease in the net loss per share of ($2.75) per share to $(4.80) per share for the year ended December 31, 2017 from $(7.55) for the year ended December 31, 2016. The decrease in the net loss per share was principally a result of the valuation allowance. The increase in the number of weighted-average shares outstanding reflects increases in shares outstanding resulting from shares issued in connection with certain non-cash compensation arrangements plus the issuance of new shares in connection with the Company’s financings.

	For the year ended
	2017	2016
Net loss attributable to common shareholders	(31,333,569)	(28,665,024)

Denominator:
Weighted average common shares - Basic and Diluted	6,522,649	3,794,514

Loss per common share:	(4.80)	(7.55)

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

On a Non-GAAP basis, the Company’s recorded a Non-GAAP loss of $(22,457,595) for the year ended December 31, 2017 compared to Non-GAAP earnings in the amount of $8,004,604 for the year ended December 31, 2016. The details of those expenses and non-GAAP reconciliation of these non-cash items are set forth below:

	Non-GAAP Reconciliation
	For the Year Ended	For the Year Ended
	December 31, 2017	December 31, 2016
Net income (loss) attributable to Common Shareholders	$(31,333,569)	$(28,665,024)
Non-GAAP
Amortization of intangible assets & depreciation	1,851,570	7,453,004
Equity-based compensation	1,976,816	1,953,343
Impairment of intangible assets	2,475,149	16,295,189
Change in the fair value of the clouding IP liability	(1,482,012)	(1,832,872)
Loss on debt extinguishment	354,730	-
Gain on extinguishment of warrant liability	(305,358)	-
Loss on sale of companies	2,610,783	-
Warrant (income) expense, net	(2,105,720)	-
Non-cash interest expense	3,561,109	1,223,341
Deferred tax (benefit) expense	(103,952)	11,516,807
Other	42,859	60,816
Non-GAAP earnings (loss)	$(22,457,595)	$8,004,604

Non-GAAP Loss per common share, basic and diluted

For the year ended December 31, 2017, net loss on a Non-GAAP basis was $(3.44) per weighted average basic and diluted common share compared to net earnings per basic common share on a Non-GAAP basis of $2.11 for the year ended December 31, 2016 and net earnings per diluted common share on a Non-GAAP basis of $1.97 for the year ended December 31, 2016.

	Non-GAAP Reconciliation of Earnings Per Share
	For the Year Ended	For the Year Ended
	December 31, 2017	December 31, 2016

Non-GAAP earnings (loss)	$(22,457,595)	$8,004,604

Denominator:
Weighted average common shares - Basic	6,522,649	3,794,514
Weighted average common shares - Diluted	6,522,649	4,072,476

Non-GAAP earnings (loss) per common share:
Non-GAAP earnings (loss) - Basic	$(3.44)	$2.11
Non-GAAP earnings (loss) - Diluted	$(3.44)	$1.97

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At December 31, 2017 the Company’s cash balances totaled $14,948,529 compared to $4,998,314 at December 31, 2016. The increase in the cash balance of $9,950,215 resulted primarily from the Company’s net cash provided by operations and various financing transactions as set forth below in more detail.

Net working capital improved from a deficit of $(14,939,583) at December 31, 2016 to a surplus of $7,378,110, which represents an improvement of $22,317,693. The increase in the net working capital deficit resulted primarily from cash proceeds received pursuant to various financing transactions as set forth below in more detail, cancellation of all indebtedness to Fortress, reduction of the Company’s accounts payable at a discount, elimination of the Clouding earn-out liability and conversion of the remaining portion of the convertible debt issued in October 2014 to equity. This was partially offset by the increased value of a warrant liability associated with warrants issued in the December 2016 financing transaction.

Cash provided by (used in) operating activities was $(10,808,483) during the year ended December 31, 2017 compared to cash provided by operating activities of $10,172,607 during the year ended December 31, 2016. Cash provided by operating activities declined markedly in 2017 as compared to 2016 due to much lower level of revenues, the reduction of which exceeded the decline in cash expenditures for cost of revenue and operations.

Cash provided by (used in) investing activities was $(7,788) for the year ended December 31, 2017 compared to cash provided by (used in) investing activities in the amount of $(3,689,746) for the year ended December 31, 2016. The increase in cash used in investing activities during the year ended December 31, 2017 was related to the disposal of patents associated with the Fortress restructuring and the issuance of a note receivable to the provider of the Company’s patent analytics platform, which is owned or controlled by a former related party to the Company. Purchase of non-patent assets, specifically equipment and other non-patent intangibles represented less than 1% of total acquisitions of assets.

Cash provided by (used in) by financing activities was $29,448,619 during the year ended December 31, 2017 compared to cash provided by (used in) financing activities in the amount of $(4,007,890) during the year ended December 31, 2016. Cash provided by financing activities for the year ended December 31, 2017 resulted from the issuance of equity in three transactions, one in April 2017 and two in December 2017, the issuance of convertible notes in August and September 2017 and the exercise of a warrant.

At December 31, 2017, we had approximately $14.9 million in cash and cash equivalents and a working capital surplus of approximately $7.4 million.

Based on the Company’s current revenue and profit projections, management believes that the Company’s existing cash, revenue and accounts receivables will be sufficient to fund its operations through at least the next twelve months. However, the Company will continue to invest in its business and there is no certainty of our revenue stream, so in the event that we do not meet our revenue and profit projections or the business climate turns negative, then we will need to:

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MARATHON PATENT GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

Report of Independent Registered Public Accounting Firm

To the stockholders and the board of directors of

Marathon Patent Group, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Marathon Patent Group, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2017, and the related consolidated statement of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statement. We believe that our audit provide a reasonable basis for our opinion.

/s/ RBSM LLP
We have served as the Company’s auditors since 2017 New York, NY
April 16, 2018

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

/s/ BDO USA, LLP
Los Angeles, California
April 4, 2017 (April 16, 2018 as to the effects of the reverse stock split described in Note 1)

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016

ASSETS
Current assets:
Cash	$14,948,529	$4,998,314
Accounts receivable - net of allowance for bad debt of $387,976 and $387,976 for December 31, 2017 and 2016, respectively.	6,826	95,069
Note receivable, net of allowance of $588,864 for December 31, 2017	-	-
Prepaid expenses and other current assets	92,855	428,049
Total current assets	15,048,210	5,521,432

Other assets:
Property and equipment, net of accumulated depreciation of $134,513 and $108,407 for December 31, 2017 and 2016, respectively	10,011	28,329
Intangible assets, net of accumulated amortization of $11,323,185 for December 31, 2016	-	12,314,628
Other non-current assets, net of discounts of $797 for December 31, 2016	-	201,203
Goodwill	-	222,843
Total non-current assets	10,011	12,767,003
TOTAL ASSETS	$15,058,221	$18,288,435

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$1,961,784	$7,217,078
Litigation liability	2,150,000	-
Clouding IP earn out - current portion	-	81,930
Warrant liability	1,794,396	-
Notes payable, net of discounts of $2,290,028 and $852,404 for December 31, 2017 and 2016, respectively	1,763,920	13,162,007
Total current liabilities	7,670,100	20,461,015

Long-term liabilities
Notes payable, net of discount of $572,763 for December 31, 2016	-	4,670,502
Clouding IP earn out	-	1,400,082
Revenue share liability	-	1,000,000
Other long-term liability	-	43,978
Total long-term liabilities	-	7,114,562
Total liabilities	7,670,100	27,575,577

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Preferred stock, $.0001 par value, 50,000,000 shares authorized, 5,513 and 195,501 issued and outstanding at December 31, 2017 and 2016, respectively	1	20
Common stock, $0.0001 par value; 200,000,000 shares authorized; 12,477,781 and 4,638,118 issued and outstanding at December 31, 2017 and 2016, respectively	1,248	463
Additional paid-in capital	97,113,723	49,879,161
Accumulated other comprehensive loss	(450,734)	(1,060,390)
Non-controlling interests	-	(163,848)
Accumulated deficit	(89,276,117)	(57,942,548)
Total stockholders’ equity (deficit)	7,388,121	(9,287,142)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$15,058,221	$18,288,435

The accompanying notes are an integral part to these audited consolidated financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	December 31,
	2017	2016
Revenues	$519,622	$36,629,276
Operating costs and expenses
Cost of revenue, including amortization of patents	3,470,847	26,517,477
Compensation and related taxes	4,362,371	5,483,031
Consulting fees	537,695	1,279,092
Professional fees	2,797,648	1,797,922
General and administrative	831,001	840,179
Goodwill impairment	228,401	4,336,307
Patent impairment	2,475,149	11,958,882
Total operating expenses	14,703,112	52,212,890
Operating loss	(14,183,490)	(15,583,614)
Other income (expenses)
Other expenses	(3,173,341)	(57,454)
Foreign exchange loss	(463,821)	(367,847)
Gain on settlement of liabilities	2,970,313	-
Loss on sale or disposal of subsidiaries, net	(2,610,783)	-
Gain on Fortress debt settlement	11,940,493	-
Change in fair value adjustment of Clouding IP earn out	1,482,012	1,832,872
Change in fair value of warrant liability	(21,855,723)	-
Gain on warrants exchanged for common stock	(980,400)	-
Gain on exchange of warrants to series E	305,358	-
Amortization of debt discount	(3,561,109)
Interest income	2,793	4,353
Interest expense	(1,309,823)	(3,140,375)
Loss before income taxes	(31,437,521)	(17,312,065)
Income tax benefit (expense)	103,952	(11,516,807)
Net loss	(31,333,569)	(28,828,872)
Net income attributable to non-controlling interests	-	163,848
Net loss attributable to common stockholders	$(31,333,569)	$(28,665,024)

Net loss attributable to common stockholders per share, basic and diluted:	$(4.80)	$(7.55)
Weighted average shares outstanding, basic and diluted:	6,522,649	3,794,514

The accompanying notes are an integral part to these audited consolidated financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the year ended
	December 31,
	2017	2016
Net loss attributable to common stockholders	$(31,333,569)	$(28,665,024)
Other comprehensive loss:
Unrealized gain on foreign currency translation	609,656	205,422
Comprehensive loss attributable to Marathon Patent Group, Inc.	$(30,723,913)	$(28,459,602)

The accompanying notes are an integral part to these audited consolidated financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non-Controlling	Total Stockholders’ Equity
	Number	Amount	Number	Amount	Capital	Deficit	Loss	Interest	(Deficit)
Balance as of December 31, 2015	195,501	$20	3,716,785	$372	$43,218,686	$(29,277,524)	$(1,265,812)	$-	$12,675,742
Stock-based compensation expense	-	-	-	-	1,817,344	-	-	-	1,817,344
Common stock issued for services	-	-	45,000	4	135,996	-	-	-	136,000
Proceeds received from private placement	-	-	870,499	87	4,653,993	-	-	-	4,654,080
Issue warrants	-	-	-	-	50	-	-	-	50
Issue common stock for conversion of Warrants	-	-	5,834	-	46,667	-	-	-	46,667
Convertible debt warrant repricing	-	-	-	-	6,425	-	-	-	6,425
Currency translation loss	-	-	-	-	-	-	205,422	-	205,422
Net loss	-	-	-	-	-	(28,665,024)	-	(163,848)	(28,828,872)
Balance as of December 31, 2016	195,501	20	4,638,118	463	49,879,161	(57,942,548)	(1,060,390)	(163,848)	(9,287,142)
Stock-based compensation expense	-	-	775,000	78	1,976,738	-	-	-	1,976,816
Issuance of Series D Preferred Stock	125,688	13	-	-	678,700	-	-	-	678,713
Conversion of Series B Preferred Stock	(195,500)	(20)	195,500	20	-	-	-	-	-
Conversion of Series D Preferred Stock	(125,688)	(13)	628,438	63	107,225	-	-	-	107,274
Warrants converted to Series E preferred stock	5,512	1	-	-	21,525,410	-	-	-	21,525,411
Common stock issued for note conversion	-	-	1,807,565	181	1,445,871	-	-	-	1,446,052
Beneficial conversion feature	-	-	-	-	4,017,729	-	-	-	4,017,729
Proceeds received from private placement	-	-	3,492,047	349	16,074,067	-	-	-	16,074,416
Issue common stock for conversion of warrants	-	-	619,250	62	1,183,966	-	-	-	1,184,028
Warrant liability	-	-	-	-	137,334	-	-	-	137,334
Convertible debt warrant repricing	-	-	-	-	-	-	-	-	-
Common stock issued for account payable	-	-	320,449	32	435,456	-	-	-	435,489
Loss on sale of companies	-	-	-	-	(42,576)	-	-	-	(42,576)
Gain on extinguishment of warrant liability	-	-	-	-	(305,358)	-	-	-	(305,358)
Par value adjustment and additional shares issued due to reverse split	-	-	1,414	-	-	-	-	-	-
Currency translation loss	-	-	-	-	-		609,656	-	609,656
Net loss	-	-	-	-	-	(31,333,569)	-	163,848	(31,169,721)
Balance as of December 31, 2017	5,513	$1	12,477,781	1,248	$97,113,723	$(89,276,117)	$(450,734)	$-	$7,388,121

The accompanying notes are an integral part of these audited consolidated financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(31,333,569)	$(28,828,872)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	26,106	4,262
Amortization of patents	1,824,162	7,453,004
Deferred tax asset	-	12,437,741
Deferred tax liability	-	(1,044,998)
Loss on sale or disposal of subsidiaries, net	2,610,784	-
Gain on payable settlements	(2,970,313)	-
Gain on Fortress loan extinguishment	(11,940,494)	-
Gain on extinguishment of warrant liability	(305,358)	-
Change in warrant liability	21,855,723	-
Impairment of intangible assets	2,475,149	11,958,882
Impairment of goodwill	228,401	4,336,307
Stock based compensation	1,976,816	1,953,344
Amortization of debt discount	3,561,109	-
Warrant expense from warrant exchange to common stock	980,400	-
Non-cash interest, discount, and financing costs	-	1,223,341
Change in fair value of Clouding earnout	(1,482,012)	(1,832,872)
Revenue share liability	-	-
Allowance for doubtful accounts	-	12,226
Non-controlling interest	163,848	-
Litigation liability	2,150,000	-
Other non-cash adjustments	-	121,617
Changes in operating assets and liabilities:
Accounts receivables	88,243	29,547
Bonds posted with courts	-	1,748,311
Prepaid expenses and other assets	335,194	(81,486)
Other non-current assets	201,203	-
Accounts payable and accrued expenses	(1,253,875)	682,253
Net cash provided by (used in) operating activities	(10,808,483)	10,172,607
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of patents	-	(3,681,358)
Purchase of property and equipment	(7,788)	(8,388)
Net cash used in investing activities	(7,788)	(3,689,746)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment on note payable	(1,273,000)	(8,708,687)
Proceeds received on issuance of notes payable	5,488,693	-
Proceeds received on private placement	16,074,416	4,654,130
Proceeds from warrant purchase	17,410	-
Proceeds received on exercise of warrants	141,100	46,667
Net cash provided by (used in) financing activities	20,448,619	(4,007,890)

Effect of foreign exchange rate changes	317,867	(31,808)

Net increase in cash and cash equivalents	9,950,215	2,443,163
Cash and cash equivalents — beginning of year	4,998,314	2,555,151
Cash and cash equivalents — end of year	$14,948,529	$4,998,314

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest expense	$1,543,925	$1,917,034
Cash paid during the year for income taxes	$5,459	$43,052

Supplemental schedule of non-cash investing and financing activities:
Issuance of Series D Preferred Stock	$678,713	$-
Conversion of Series B Preferred Stock	$20	$-
Conversion of Series D Preferred Stock	$63	$-
Warrants converted to Series E preferred stock	$21,525,410	$-
Common stock issued for note conversion	$1,446,053	$-
Restricted stock issuance	$78	$-
Warrants exercised / reclass to equity	$18,187	$-
Discount of note payable	$1,482,271	$-
Beneficial conversion feature	$4,017,729	$-
Common stock issued for account payable	$331,739	$-
Common stock issued for note conversion	$103,750	$-
Note payable issuance in conjunction with the acquisition of patent	$-	$2,717,220

The accompanying notes are an integral part to these audited consolidated financial statements.

MARATHON PATENT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

Our historical business is to acquire patents and patent rights and to monetize the value of those assets to generate revenue and profit for Marathon Patent Group, Inc. (the “Company”). With the increasing difficulties experienced in the patent monetization space associated with judicial and legislative changes over the last couple of years, the Board of Directors of the Company began to consider alternate business to enter into during the summer of 2017. Following an analysis of a number of different options, on November 1, 2017, we entered into a merger agreement with Global Bit Ventures, Inc. (“GBV”), which is focused on mining digital assets. We have since purchased our cryptocurrency mining machines and established a data center in Canada to mine digital assets. Following the merger, we intend to add GBV’s existing technical capabilities and digital asset miners and expand our activities in the mining of new digital assets, while at the same time harvesting the value of our remaining IP assets.

The Company, formerly American Strategic Minerals Corporation, was incorporated under the laws of the State of Nevada on February 23, 2010.

Throughout this Annual Report, all share and per share values for all periods presented in the accompanying consolidated financial statements are retroactively restated for the effect of the 1:4 reverse stock split which occurred on October 30, 2017.

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

On December 9, 2016, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional investors for the sale of an aggregate of 870,500 shares of the Company’s common stock, at a purchase price of $6.00 per share, and warrants to purchase 435,249 shares of common stock for a purchase price of $0.04 per warrant. The exercise price of the warrants is $6.80. In conjunction with the offering, the Company issued a five-year warrant on December 14, 2016 to the underwriter to purchase 43,525 shares of the Company’s Common Stock at an exercise price of $6.92.

On April 12, 2017, the Company issued 31,250 shares of the Company’s Common Stock pursuant to a settlement agreement with Dominion Harbor Group, LLC. In connection with this issuance, the Company valued the shares at the quoted market price on the date of grant at $3.32 per share or $103,750. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On April 24, 2017, the Company issued 7,500 shares in total of the Company’s Common Stock to a vendor in partial or total payment of outstanding invoices. In connection with this issuance, the Company valued the shares at the quoted market price on the date of grant at $3.32 per share or $24,900. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On August 9, 2017, the Company issued 250,000 shares of the Company’s Common Stock pursuant to the conversion of 200,000 shares of Series D Convertible Preferred Stock.

On August 29, 2017, the Company issued 200,000 shares in total of the Company’s Common Stock to four different vendors in partial or total payment of outstanding invoices. In connection with this issuance, the Company valued the shares at the quoted market price on the date of grant at $2.04 per share or $408,000. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On September 5, 2017, the Company issued 62,500 shares of the Company’s Common Stock pursuant to the conversion of 50,000 shares of Series D Convertible Preferred Stock.

On September 5, 2017, the Company issued 44,000 shares of the Company’s Common Stock pursuant to the conversion of $35,200 in principal amount invested in the Convertible Note.

On September 5, 2017, the Company issued 175,000 shares of the Company’s Common Stock pursuant to the conversion of $140,000 in principal amount invested in the Convertible Note.

On September 6, 2017, the Company issued 315,710 shares of the Company’s Common Stock pursuant to the conversion of $252,568 in principal amount invested in the Convertible Note.

On September 13, 2017, the Company issued 315,938 shares of the Company’s Common Stock pursuant to the conversion of 252,750 shares of Series D Convertible Preferred Stock.

On October 2, 2017 and October 3, 2017, the Company issued 598,500 shares of the Company’s Common Stock to holders of the warrants issued pursuant to the April Purchase Agreement following approval by the Company’s shareholders of the warrant exchange at a special meeting held on September 29, 2017.

On October 26, 2017, the Company issued 700,000 and 50,000 shares to Mr. Croxall and Mr. Knuettel, respectively, pursuant to their respective retention agreements. In connection with this issuance, the Company valued the shares at the quoted market price on the date of grant at $1.08 per share or $810,000. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On October 26, 2017, the Company issued 25,000 shares to Mr. Spangenberg pursuant to his termination agreement. In connection with this issuance, the Company valued the shares at the quoted market price on the date of grant at $1.48 per share or $37,000. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On October 25, 2017, the Company filed a Certificate of Amendment to its Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada in order to effectuate a reverse stock split of the Company’s issued and outstanding Common Stock, par value $0.0001 per share on a one (1) for four (4) basis. All share and per share values for all periods presented in the accompanying consolidated financial statements are retroactively restated for the effect of the reverse stock split which took effect on October 31, 2017.

On November 11, 2017, the Company issued 195,500 shares pursuant to the conversion of 195,500 shares of the Company’s Series B Convertible Preferred Stock.

On November 20, 2017, the Company issued 325,000 shares of the Company’s Common Stock pursuant to the conversion of $260,000 in principal amount invested in the Convertible Note.

On November 20, 2017, the Company issued 81,699 shares of the Company’s Common Stock pursuant to the engagement agreement with Company counsel. In connection with this transaction, the Company valued the shares at the quoted market price on the date of grant at $2.18 per share or $178,104. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On November 22, 2017, the Company issued 335,000 shares of the Company’s Common Stock pursuant to the conversion of $268,000 in principal amount invested in the Convertible Note.

On November 24, 2017, the Company issued 335,000 shares of the Company’s Common Stock pursuant to the conversion of $268,000 in principal amount invested in the Convertible Note.

On November 27, 2017, the Company issued 277,855 shares of the Company’s Common Stock pursuant to the conversion of $222,294 in principal amount invested in the Convertible Note.

On November 27, 2017, the Company issued 20,750 shares of the Company’s Common Stock pursuant to the exercise of a warrant.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and present the consolidated financial statements of the Company and its wholly owned and majority owned subsidiaries as of December 31, 2017 and as of December 31, 2016. In the preparation of consolidated financial statements of the Company, intercompany transactions and balances are eliminated.

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

Cash

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. The Company’s accounts at this institution are insured, up to $250,000, by the Federal Deposit Insurance Corporation (“FDIC”). For the years ended December 31, 2017 and 2016, the Company’s bank balances exceeded the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Accounts and Notes Receivable

The Company has a policy of reserving for accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At December 31, 2017 and 2016, the Company had recorded an allowance for bad debts in the amounts of $387,976 and $387,976, respectively. Net accounts receivable at December 31, 2017 and 2016 were $6,826 and $95,069, respectively. In addition, the Company had no net notes receivables as of December 31, 2016. At December 31, 2017, the Company had an uncollateralized note receivable in the amount of $588,864 from nXn Tech, LLC (“nXn”), an entity owned or controlled or previously owned or controlled by Erich Spangenberg. The note receivable does not carry interest and was repayable to the Company at the earlier of March 31, 2018 or based upon certain milestones. The note receivable was not repaid by nXn by March 31, 2018, and the Company took a full reserve for bad debt as of December 31, 2017.

Concentration of Revenue and Geographic Area

Revenue from the Company’s patent enforcement activities is considered United States revenue as any payments for licenses included in that revenue are for United States operations irrespective of the location of the licensee’s or licensee’s parent home domicile.

The Company issued two patent licenses for the year ended December 31, 2017, which accounted for approximately 51% of the Company’s total 2017 revenue. Revenue from the largest five licenses in 2016 accounted for approximately 97% of the Company’s total revenues for the year ended December 31, 2016. Revenue from the issuance of patent licenses was derived from the one-time issuance of non-recurring, non-exclusive, non-assignable licenses. The balance in revenue for both years was derived from recurring royalties associated with the Company’s Medtech patent portfolio and for the year ended December 31, 2017, the issuance of a technology access license issued by the Company’s 3D Nano subsidiary. The Company no longer owns its shares in 3D Nano after assigning those shares to Mr. Croxall, the Company’s former CEO, in accordance with the terms of his Retention Agreement.

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

Revenue Recognition

The discussion that follows below is a description of our revenue recognition practices in effect as of December 31, 2017. The FASB issued guidance on revenue from contracts with customers that superseded most revenue recognition guidance in effect as of year-end 2017, including industry-specific guidance, which is effective for the Company January 1, 2018.

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

The intellectual property rights granted typically are perpetual in nature. Pursuant to the terms of these agreements, the Company has no further obligation with respect to the grant of the non-exclusive licenses, covenants-not-to-sue, releases, and other deliverables, including no express or implied obligation on the Company’s part to maintain or upgrade the technology, or provide future support or services. Generally, the agreements provide for the grant of the licenses, covenants-not-to-sue, releases, and other significant deliverables upon execution of the agreement. As such, the earnings process is complete, and revenue is recognized upon the execution of the agreement, when collectability is reasonably assured, and when all other revenue recognition criteria have been met.

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

Also, due to the fact that the settlement element and license element for past and future use are the Company’s major central business, the Company presents these two elements as one revenue category in its statement of operations. The Company does not expect to provide licenses that do not provide some form of settlement or release. Revenue from patent enforcement activities accounted for 76% and 100% of the Company’s revenues for the years ended December 31, 2017 and December 31, 2016, respectively.

Prepaid Expenses

Prepaid expenses of $92,855 and $428,049 at December 31, 2017 and 2016, respectively, consist primarily of costs paid for future services and tax receivables that will occur or are expected to be received within a year. Prepaid expenses include prepayments in cash and in equity instruments for investor relations public relations services, business advisory, other consulting and prepaid insurance, all of which assets are being amortized over the terms of their respective agreements.

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

At December 31, 2017, Note Receivables on the Balance Sheets consists of an uncollateralized note receivable in the amount of $588,864 from nXn, an entity owned or controlled or previously owned or controlled by Erich Spangenberg. The note receivable does not carry interest and was repayable to the Company at the earlier of March 31, 2018 or based upon certain milestones. The note receivable was not repaid by nXn by March 31, 2018 and the Company took a full reserve for bad debt as of December 31, 2017.

On August 14, 2017, the Company entered into a Unit Purchase Agreement involving the issuance of convertible notes and warrants to a number or investors, the largest of which, Revere, is managed by an individual who also manages an entity which owns approximately 24.6% of GBV, the entity with which the Company has agreed to merge, as set forth in the Merger Agreement entered into on November 1, 2017.

On September 29, 2017, the Company entered into an Irrevocable Stock Power whereby the Company sold the shares it owns in the Company’s 3D Nano to Doug Croxall, the Company’s Chief Executive Officer. The Company recorded a loss in the amount of $9,967 on the sale of 3D Nano.

On October 27, 2017, the Company assigned all of its ownership interest in PG Tech to Luxone, an entity owned or controlled by Erich Spangenberg as part of which, the Company recorded a loss on the assignment in the amount of $774,912.

At December 31, 2017, the Company owed Doug Croxall, $124,297, which is comprised of $187,500 representing the remaining balance of his bonus pursuant to his Retention Agreement, as amended, and is reduced by $63,203, which is accounted for and presented as an advance due from related parties. It is possible that these advances by the Company to related parties could be deemed to be in violation of Section 402 of the Sarbanes-Oxley Act of 2002. However, the Company has not made a determination as of the date hereof if the advances resulted in a violation of that provision. If, however, it is determined these advances violated the prohibitions of Section 402, the Company could be subject to investigation and/or litigation that could involve significant time and costs and may not be resolved favorably. The Company is unable to predict the extent of its ultimate liability with respect to these transactions. The costs and other effects of any future litigation, government investigations, legal and administrative cases and proceedings, settlements, judgments and investigations, claims and changes in this matter could have a material adverse effect on the Company's financial condition and operating results.

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

The Clouding IP earn out liability was determined to be a Level 3 liability, which requires fair assessment of fair value at each period end by using a discounted cash flow model as the valuation methodology, using unobservable inputs, such as revenue and expenses forecasts, timing of proceeds, and discount rates. Based on the reassessment of fair value as of December 31, 2017, the Company determined the Clouding IP earn out liability to be $0, which resulted in a gain from exchange in fair value adjustment of $1,482,012 for the year ended December 31, 2017.

Financial assets and liabilities are classified in their entirety within the fair value hierarchy based on the lowest level of input that is significant to their fair value measurement. The Company measures the fair value of its marketable securities by taking into consideration valuations obtained from third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs included reported trades of and broker-dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities and other observable inputs. As of December 31, 2017, the Company’s financial liabilities that were recorded at fair value consisted of a warrant liability. The following table summarizes the liabilities measured at fair value on a recurring basis at December 31, 2017 and December 31, 2016:

	For the year ended
	2017	2016
Fair value of warrant liability	$1,794,396	$-

At December 31, 2017, the Company had an outstanding warrant liability in the amount of $1,794,396 associated with warrants that were issued in January 2017, related to the financing closed in December 2016, and warrants issued in related to the Convertible Notes issued in August and September of 2017. The following table rolls forward the fair value of the Company’s warrant liability, the fair value of which is determined by Level 3 inputs for the year ended December 31, 2017.

FV of warrant liabilities

Fair value
Outstanding as of December 31, 2016	$-
Issued	2,600,930
Equity warrant purchase	(1,118,660)
Exercised	(13,280)
Exchanged to Series E	(21,525,410)
Change to equity	(4,907)
Change in fair value of warrants	21,855,723
Outstanding as of December 31, 2017	$1,794,396

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

The federal and state income tax returns of the Company are subject to examination by the Internal Revenue Service and state taxing authorities, generally for three years after they were filed. The Company is in the process of filing the 2017 tax returns. After review of the prior year financial statements and the results of operations through December 31, 2017, the Company has recorded a full valuation allowance on its deferred tax asset.

Basic and Diluted Net Loss per Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. The computation of diluted net loss per share does not include dilutive Common Stock equivalents in the weighted average shares outstanding, as they would be anti-dilutive. As of December 31, 2017, the Company has warrants to purchase 773,966 shares of Common Stock outstanding, options to purchase 448,772 shares of Common Stock outstanding, convertible notes convertible into 3,503,948 shares of Common Stock outstanding, 1 share of Series B Convertible Preferred Stock convertible into 1 share of Common Stock outstanding and 5,511.700 shares of Series E Convertible Preferred Stock convertible into 5,511,700 shares of Common Stock, all of which were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s net loss per share computation. For 2016, as of December 31, 2016, the Company has warrants to purchase 116,520 shares of Common Stock outstanding, options to purchase 879,034 shares of Common Stock outstanding, convertible notes convertible into 16,667 shares of Common Stock outstanding and 195,501 shares of Series B Convertible Preferred Stock convertible into 195,501 shares of Common Stock outstanding, all of which were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s net loss per share computation.

The following table sets forth the computation of basic and diluted loss per share on a GAAP basis:

	For the year ended
	2017	2016
Net loss attributable to common shareholders	$(31,333,569)	$(28,665,024)

Denominator:
Weighted average common shares - Basic and Diluted	6,522,649	3,794,514

Loss per common share:	$(4.80)	$(7.55)

Intangible Assets - Patents

Intangible assets include patents purchased and patents acquired in lieu of cash in licensing transactions. The patents purchased are recorded based on the cost to acquire them and patents acquired in lieu of cash are recorded at their fair market value. The costs of these assets are amortized over their remaining useful lives. Useful lives of intangible assets are periodically evaluated for reasonableness and the assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may no longer be recoverable. The periodic reassessment of the Clouding patents resulted in the impairment of the Clouding patent intangible assets of $1,654,761 for the year ended December 31, 2017, which along with the impairment of the Company’s Loopback patent intangibles assets, result in a total impairment charge to the Company’s intangible assets during the year ended December 31, 2017 in the amount of $2,475,149, compared to an impairment charge in the amount of $11,958,882 during the year ended December 31, 2016 associated with the reduction in the carrying value of one the Company’s portfolios and the determination by the Company that a number of the Company’s portfolios no longer had any economic value.

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

For the year ended December 31, 2017, the Company recorded an impairment charge to its goodwill in the amount of $228,401, and for the year ended December 31, 2016, the Company recorded an impairment charge to its goodwill in the amount of $4,336,307.

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. The Company did not record any impairment charges on its other intangible assets during the years ended December 31, 2017 and 2016.

Impairment of Long-lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to the ASC 360 “Property, Plant and Equipment”. The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of long-lived assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows that the Company expects to be generated by the asset. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The Company did not record any impairment charges on its long-lived assets during the years ended December 31, 2017 and 2016.

Stock-based Compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. As stock-based compensation expense is recognized based on awards expected to vest, forfeitures are also estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the year ended December 31, 2017, the expected forfeiture rate was 12.75%, which resulted in a decrease in expense of $108,644, recognized in the Company’s compensation expenses and for the year ended December 31, 2016, the expected forfeiture rate was 2.4%, which resulted in a decrease in expense of $44,146, recognized in the Company’s compensation expenses. The Company will continue to re-assess the impact of forfeitures if actual forfeitures increase in future quarters.

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

Reclassification

Certain prior year reported amounts have been reclassified to conform to the current year presentation. The reclassification did not have an impact on previously issued net loss or Total Stockholders’ Equity.

Liquidity and Capital Resources

At December 31, 2017, the Company had approximately $14.9 million in cash and cash equivalents and a working capital surplus of approximately $7.4 million, compared to approximately $5.0 million in cash and cash equivalents and a working capital deficit of approximately $14.9 million at December 31, 2016.

Based on the Company’s current revenue and profit projections, management believes that the Company’s existing cash and revenue will be sufficient to fund its operations through at least the next twelve months from April 16, 2018. However, the Company will continue to invest in its business and there is no certainty of our revenue stream, so in the event that we do not meet our revenue and profit projections, or the business climate turns negative, then we will need to:

●	raise additional funds to support the Company’s operations; provided, however, there is no assurance that the Company will be able to raise such additional funds on acceptable terms, if at all. If the Company raises additional funds by issuing securities, existing stockholders may be diluted; and

●	review strategic alternatives.

Recent Accounting Pronouncements

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815),” which addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 with early adoption permitted. The Company is currently evaluating the impact this standard will have on its disclosures and presentation of instruments with down round features and the impact it will have on the Company’s financial statements.

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

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04 Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). This guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under the amended guidance, a goodwill impairment charge will now be recognized for the amount by which the carrying value of a reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill. This guidance is effective for interim and annual period beginning after December 15, 2019, with early adoption permitted for any impairment tests performed after January 1, 2017. The Company is currently evaluating the impact this standard will have on its goodwill impairment testing procedures and the impact it will have on the Company’s financial statements.

In January 2017, the FASB issued ASU 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business and assists entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under this guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset (or group of similar assets), the assets acquired would not represent a business. In addition, in order to be considered a business, an acquisition would have to include at a minimum an input and a substantive process that together significantly contribute to the ability to create an output. The amended guidance also narrows the definition of outputs by more closely aligning it with how outputs are described in FASB guidance for revenue recognition. This guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact this standard will have on it’s the accounting for future acquisitions or dispositions and the impact it will have on the Company’s financial statements.

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

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which supersedes the revenue recognition requirements in Accounting Standard Codification (“ASC”) 605, (Topic 605), and most industry-specific guidance. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers – Deferral of the Effective Date”, which defers the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, and interim periods therein. In 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, ASU 2016-10, “Identifying Performance Obligations and Licensing”, and ASU 2016-12, “Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients”. Entities have the choice to adopt these updates using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a modified retrospective approach with the cumulative effect of these standards recognized at the date of the adoption. We will adopt the new standard on January 1, 2018 and while our evaluation remains preliminary, and we expect at this time to institute this under the modified retrospective approach, the Company does not expect the adoption to have a material impact.

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

NOTE 3 — ACQUISITIONS AND DISPOSAL OR SALE OF SUBSIDIARIES

During 2017, the Company sold its ownership in or assigned its rights to a number of the Company’s subsidiaries, related to which, the Company recorded a loss on the sale or disposition in the amount of $(2,610,783), the details of which are set forth below:

Loss on disposal of subsidiaries

Loss on sale of subsidiaries
3D Nano	$(9,967)
Munitech	(1,825,904)
PG Tech	(774,912)
Total	$(2,610,783)

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

On September 1, 2017, the Company entered into Share Purchase Agreement with GPat Technologies, LLC (“GPat”) whereby the Company sold its 100% interest in Munitech to GPat.

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

Gain on disposal of patents

During 2017, the Company assigned its rights to Magnus IP GmbH, Traverse Technologies Corp. and Dynamic Advances LLC to DBD in return for extinguishment of all outstanding indebtedness and obligations to DBD, related to which, the Company recorded a gain in the amount of $11,940,493.

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

Dynamic Advances LLC (“Dynamic”)

On May 2, 2014, the Company acquired 100% of the limited liability company membership interests of Dynamic in (i) two cash payments totaling $5,225,000; and (ii) 391,000 shares of the Company’s Series B Convertible Preferred Stock. Under the terms of the DA Agreement, TechDev and SFF are entitled to possible future payments for a maximum consideration of $250,000,000 pursuant to the Pay Proceeds Agreement described below. Dynamic Advances, LLC holds exclusive license to monetize certain patents owned by a third party. Further, the Company had the Series B Convertible Preferred Stock valued by a third party firm that determined, based on the rights and privileges of the Series B Convertible Preferred Stock, that it was on par with the value of the Company’s Common Stock. The total amount of consideration paid by the Company for Dynamic Advances, including capitalized costs associated with the purchase, was $6,653,078. After evaluating the facts and circumstances of the purchase, the Company determined that this was an asset purchase. In coming to its conclusion, the Company reviewed the status of the assets, the historical activity and the absence of any employees, licenses, revenues, and any other assets other than the IP Assets. Further, as there are no assumed licensees or historical revenues, the Company is not certain that it will be able to obtain access to customers pursuant to AC 805-10-55-7.

On October 20, 2017, the Company assigned the patents held by Magnus to DBD, pursuant to the First Amendment to Amended and Restated Revenue Sharing and Securities Purchase Agreement and Restructuring Agreement (the “First Amendment and Restructuring Agreement”) entered into with DBD. In exchange for the assignment of three of the Company’s portfolios, of which Dynamic was one, DBD cancelled all indebtedness owed by the Company to DBD.

NOTE 4 — INTANGIBLE ASSETS, NET

Intangible assets include patents purchased and patents acquired in lieu of cash in licensing transactions. Patents purchased are recorded based at their acquisition cost and patents acquired in lieu of cash are recorded at their fair market value. Intangible assets consisted of the following:

	December 31, 2017	December 31, 2016
Intangible assets	$12,314,628	$30,214,116
Accumulated amortization, impairment and disposition	(12,314,628)	(17,899,488)
Intangible assets, net	$-	$12,314,628

Intangible assets are comprised of patents with estimated remaining useful lives of approximately 1 to 11 years. Once placed in service, the Company amortizes the costs of intangible assets over their estimated useful lives on a straight-line basis. During the years ended December 31, 2017 and 2016, respectively, the Company capitalized a total of $0 and $6,450,000 in patent acquisition costs. Costs incurred to acquire patents, including legal costs, are also capitalized as long-lived assets and amortized on a straight-line basis with the associated patent. Amortization of patents is included as an operating expense as reflected in the accompanying consolidated statements of operations. The Company assesses fair market value for any impairment to the carrying values. Management concluded that there was an impairment to the carrying value in the amount of $2,475,149 for the year ended December 31, 2017 compared to an impairment to the carrying value in the amount of $11,958,882 for the year ended December 31, 2016. The Company determined the fair value using a Level 3 fair value category of unobservable inputs and concluded that the fair value on these intangibles was zero.

Amortization expense for the years ended December 31, 2017 and 2016 was $1,850,267 and $7,453,004, respectively. As of December 31, 2017, there is no future amortization of current intangible assets.

NOTE 5 - STOCKHOLDERS’ EQUITY (DEFICIT)

The Company has authorized capital to 200,000,000 shares of Common Stock with par value to $0.0001 per share and has authorized capital of 50,000,000 shares of preferred stock, par value $0.0001 per share. Throughout this Annual Report, all share and per share values for all periods presented in the accompanying consolidated financial statements are retroactively restated for the effect of the 1:4 reverse stock split on October 30, 2017.

Series B Preferred Stock

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

As of December 31, 2016, 195,501 shares of Series B Convertible Preferred Stock were outstanding and as of December 31, 2017, one share of Series B Convertible Preferred Stock had been converted to the Company’s Common Stock.

Series D Convertible Preferred Stock

The Company issued 502,750 shares of Series D Convertible Preferred Stock on August 7, 2017 in exchange for the remaining outstanding convertible note issued in October 2014. The terms of the Series D Convertible Preferred Stock are summarized below:

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

Voting Rights. Except as otherwise expressly required by law, each holder of Series D Convertible Preferred Shares shall be entitled to vote on all matters submitted to shareholders of the Company and shall be entitled to the number of votes for each Preferred Share owned at the record date for the determination of shareholders entitled to vote on such matter or, if no such record date is established, at the date such vote is taken or any written consent of shareholders is solicited, equal to the number of shares of Common Stock such Preferred Shares are convertible into (voting as a class with Common Stock).

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

As of December 31, 2017, all of the Series D Convertible Preferred Stock had been converted to the Company’s Common Stock and no shares of the Series D Convertible Preferred Stock remain outstanding.

Series E Preferred Stock

The Company issued Series E Convertible Preferred Stock in exchange for a majority of the outstanding warrants issued in August and September 2017 in conjunction with the issuance of convertible notes. The exchange resulted in a gain of approximately $305,000, which represented the fair value of the warrants less the fair value of the Series E Convertible Preferred Stock on the date of the exchange. The terms of the Series E Convertible Preferred Stock are summarized below:

Dividend. The holders of Series E Convertible Preferred Stock will be entitled to receive such dividends paid and distributions made to the holders of Common Stock, pro rata to the same extent as if such holders had converted the Series E Convertible Preferred Stock into Common Stock (without regard to any limitations on conversion herein or elsewhere) and had held such shares of Common Stock on the record date for such dividends and distributions.

Liquidation Preference. In the event of a liquidation, dissolution or winding up of the Company, after provision for payment of all debts and liabilities of the Company, any remaining assets of the Company shall be distributed pro rata to the holders of Series B Convertible Preferred Stock, Series D Convertible Preferred Stock and Series E Convertible Preferred Stock as if the Series B Convertible Preferred Stock, Series D Convertible Preferred Stock and Series E Convertible Preferred Stock had been converted into shares of Common Stock on the date of such liquidation, dissolution or winding up of the Company, prior to any distributions to Junior Stock, which includes the Company’s Common Stock.

Voting Rights. Except as otherwise expressly required by law and subject to the 4.99% limitation set forth in the blocker clause in the Series E, each holder of Series E Convertible Preferred Shares shall be entitled to vote on all matters submitted to shareholders of the Company and shall be entitled to the number of votes for each share of Series E Convertible Preferred Stock owned at the record date for the determination of shareholders entitled to vote on such matter or, if no such record date is established, at the date such vote is taken or any written consent of shareholders is solicited, equal to the number of shares of Common Stock such Series E Convertible Preferred Shares are convertible into (voting as a class with Common Stock).

Conversion. Each share of Series E Convertible Preferred Stock may be converted at the holder’s option at any time after issuance into 1,000 shares of Common Stock, provided that the number of shares of Common Stock to be issued pursuant to such conversion does not exceed, when aggregated with all other shares of Common Stock owned by such holder at such time, result in such holder beneficially owning (as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and the rules thereunder) in excess of 4.99% of all of the Common Stock outstanding at such time, unless otherwise waived in writing by the Company with ninety-one (61) days’ notice.

As of December 31, 2017, none of the Series E Convertible Preferred Stock had been converted to the Company’s Common Stock and 5,511.700 shares of the Series E Convertible Preferred Stock was outstanding.

Common Stock

On May 11, 2016, the Company entered into a consulting agreement with the Cooper Law Firm, LLC (“Cooper”), pursuant to which the Company agreed to issue 20,000 shares of the Company’s Common Stock. In connection with this transaction, the Company valued the shares at the quoted market price on the date of grant at $6.80 per share or $136,000.

On December 9, 2016, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional investors for the sale of an aggregate of 870,500 shares of the Company’s common stock, at a purchase price of $6.00 per share, and warrants to purchase 435,249 shares of common stock for a purchase price of $0.04 per warrant, or $17,020 in total. All warrants were purchased in January 2017.

On April 12, 2017, the Company issued 31,250 shares of the Company’s Common Stock pursuant to a settlement agreement with Dominion Harbor Group, LLC. In connection with this issuance, the Company valued the shares at the quoted market price on the date of grant at $3.32 per share or $103,750. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On April 24, 2017, the Company issued 7,500 shares in total of the Company’s Common Stock to a vendor in partial or total payment of outstanding invoices. In connection with this issuance, the Company valued the shares at the quoted market price on the date of grant at $3.32 per share or $24,900. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On August 9, 2017, the Company issued 250,000 shares of the Company’s Common Stock pursuant to the conversion of 200,000 shares of Series D Convertible Preferred Stock.

On August 29, 2017, the Company issued 200,000 shares in total of the Company’s Common Stock to four different vendors in partial or total payment of outstanding invoices. In connection with this issuance, the Company valued the shares at the quoted market price on the date of grant at $2.04 per share or $408,000. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On September 5, 2017, the Company issued 62,500 shares of the Company’s Common Stock pursuant to the conversion of 50,000 shares of Series D Convertible Preferred Stock.

On September 5, 2017, the Company issued 44,000 shares of the Company’s Common Stock pursuant to the conversion of $35,200 in principal amount invested in the Convertible Note.

On September 5, 2017, the Company issued 175,000 shares of the Company’s Common Stock pursuant to the conversion of $140,000 in principal amount invested in the Convertible Note.

On September 6, 2017, the Company issued 315,710 shares of the Company’s Common Stock pursuant to the conversion of $252,568 in principal amount invested in the Convertible Note.

On September 13, 2017, the Company issued 315,938 shares of the Company’s Common Stock pursuant to the conversion of 252,750 shares of Series D Convertible Preferred Stock.

On September 29, 2017, the Company recognized $1,333,000 of stock-based compensation in connection with the issuance of 775,000 shares of Common Stock in accordance with certain consulting and employee agreements.

On October 2, 2017 and October 3, 2017, the Company issued 598,500 shares of the Company’s Common Stock to holders of the warrants issued pursuant to the April Purchase Agreement following approval by the Company’s shareholders of the warrant exchange at a special meeting held on September 29, 2017.

On October 26, 2017, the Company issued 700,000 and 50,000 shares to Mr. Croxall and Mr. Knuettel, respectively, pursuant to their respective retention agreements. In connection with this issuance, the Company valued the shares at the quoted market price on the date of grant at $1.08 per share or $810,000. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On October 26, 2017, the Company issued 25,000 shares to Mr. Spangenberg pursuant to his termination agreement. In connection with this issuance, the Company valued the shares at the quoted market price on the date of grant at $1.48 per share or $37,000. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On November 11, 2017, the Company issued 195,500 shares pursuant to the conversion of 195,500 shares of the Company’s Series B Convertible Preferred Stock.

On November 20, 2017, the Company issued 325,000 shares of the Company’s Common Stock pursuant to the conversion of $260,000 in principal amount invested in the Convertible Note.

On November 20, 2017, the Company issued 81,699 shares of the Company’s Common Stock pursuant to the engagement agreement with Company counsel. In connection with this transaction, the Company valued the shares at the quoted market price on the date of grant at $2.18 per share or $178,104. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On November 22, 2017, the Company issued 335,000 shares of the Company’s Common Stock pursuant to the conversion of $268,000 in principal amount invested in the Convertible Note.

On November 24, 2017, the Company issued 335,000 shares of the Company’s Common Stock pursuant to the conversion of $268,000 in principal amount invested in the Convertible Note.

On November 27, 2017, the Company issued 277,855 shares of the Company’s Common Stock pursuant to the conversion of $222,294 in principal amount invested in the Convertible Note.

Common Stock Warrants

Pursuant to the sales of securities underlying the Purchase Agreement entered into on December 9, 2016, the Company issued a warrant to the underwriter (“Underwriter’s Warrant”) to purchase 43,525 shares of Common Stock on December 9, 2016. The Underwriter’s Warrant has an exercise price of $6.92 per share. In addition, in a series of issuances in January 2017, the Company issued warrants to the investors (“Investor Warrants”) pursuant to the Purchase Agreement to purchase 435,249 shares of the Company’s Common Stock. The Investor Warrants have an exercise price of $6.80 per share. The warrants were issued in a series of transaction during January 2017 and were valued based on the Black-Scholes model, using the strike price of $6.80 per share, market prices ranging from $7.00 to $8.52 per share, an expected term of 3.25 years, volatility ranging from 38% to 39%, based on the average volatility of comparable companies over the comparable prior period, and a discount rate as published by the Federal Reserve ranging from 1.50% to 1.56%. The Company reviewed the issuance of the Underwriter and Investor Warrants and determined that pursuant to ASC 480 and ASC 815, the Underwriter and Investor Warrants should be classified as a liability and marked to market every reporting period. Following acceptance by the SEC of the Company’s registration statement registering these warrants, the warrants were reclassified from a liability to equity, though, following the agreement to merge with GBV, the warrants were reclassified as liabilities and marked to market at December 31, 2017.

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

Pursuant to the sales of securities underlying the April Purchase Agreement entered into on April 18, 2017, the Company issued a warrant to the underwriter (“Underwriter’s Warrant”) to purchase 14,250 shares of Common Stock. The Underwriter’s Warrant has an exercise price of $3.08 per share. In addition, also associated with the April Purchase Agreement, the Company issued warrants to the investors (“April Investor Warrants”) pursuant to the Purchase Agreement to purchase 570,000 shares of the Company’s Common Stock. The Investor Warrants have an exercise price of $3.32 per share. The Investor Warrants were valued based on the Black-Scholes model, using the strike price of $3.08 per share, an expected term of 2.5 years, volatility of 39%, based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve of 1.60%. The Underwriter’s Warrant was valued based on the Black-Scholes model, using the strike price of $3.32 per share, an expected term of 3.25 years, volatility of 38%, based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve of 1.72%. The Company reviewed the issuance of the Underwriter and Investor Warrants and determined that pursuant to ASC 480 and ASC 815, the Underwriter and Investor Warrants should be classified as equity. The April Investor Warrants were converted into 2,394,000 shares of the Company’s Common Stock following approval by the shareholders on September 29, 2017.

Pursuant to the Unit Purchase Agreement entered into on August 14, 2017, the Company, in two closings, issued warrants to the investors (“Note Investor Warrants”) to purchase 6,875,000 shares of the Company’s Common Stock. The Note Investor Warrants have an exercise price of $1.20 per share. The Note Investor Warrants from the first close were valued based on a Monte Carlo simulation model, using the strike price of $1.20 per share, remaining term of 5.50 years, volatility of 100%, based on the terms of the Unit Purchase Agreement which set the volatility at the greater 100% or the 100-day volatility immediately following certain events and a discount rate as published by the Federal Reserve of 1.76%. The Note Investor Warrants from the second close were valued based on a Monte Carlo simulation model, using the strike price of $1.20 per share, remaining term of 5.50 years, volatility of 100%, based on the methodology set forth above and a discount rate as published by the Federal Reserve of 1.98%. The Company reviewed the issuance of the Note Investor Warrants and determined that pursuant to ASC 480 and ASC 815, the Note Investor Warrants should be classified as a liability. On November 28, 2017, Note Investor Warrants to purchase 6,656,000 were exchanged for 5,511.700 shares of Series E Convertible Preferred Stock, convertible into 5,511,700 shares of the Company’s Common Stock. Prior to the exchange, the Company recognized a loss of approximately $21,850,000 as a result of the valuation as of November 28, 2017, the date on which the exchange took place. The remaining Note Investor Warrants to purchase 219,000 shares of the Company’s Common Stock were marked to market at December 31, 2017.

During the year ended December 31, 2017, warrants to purchase 37,177 shares of Common Stock were cancelled as they reached the end of their lives without being exercised in accordance with the terms of the underlying agreements. As of December 31, 2017, the Company had warrants outstanding to purchase 773,966 shares of Common Stock with a weighted average remaining life of 4.12 years. A summary of the status of the Company’s outstanding stock warrants and changes during the period then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Balance at December 31, 2015	505,327	$17.09	0.87
Granted	43,525	$6.92	4.94
Cancelled	(426,499)	$12.88	—
Forfeited	—	—	—
Exercised	(5,834)	$8.00	—
Balance at December 31, 2016	116,519	$15.18	3.25
Granted	7,941,374	$1.70	5.02
Cancelled	(37,177)	$15.60	—
Forfeited	—	—	—
Exercised	(7,246,750)	$1.38	—
Balance at December 31, 2017	773,966	$5.99	4.12

Warrants exercisable at December 31, 2017	773,966
Weighted average fair value of warrants granted during the period		$1.70

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

On May 20, 2016, the Company entered into an employment agreement with Kathy Grubbs (“Grubbs Agreement”) pursuant to which Ms. Grubbs would serve as an analyst. As part of the consideration, the Company agreed to grant Ms. Grubbs a ten-year stock option to purchase an aggregate of 12,500 shares of Common Stock, with a strike price of $9.00 per share, vesting in thirty-six (36) equal installments on each monthly anniversary of the date of the Grubbs Agreement. The options were valued based on the Black-Scholes model, using the strike and market prices of $9.00 per share, an expected term of 6.50 years, volatility of 47% based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve of 1.88%.

On July 1, 2016, in conjunction with an executive employment agreement with David Liu (“Liu Agreement”) pursuant to which Mr. Liu would serve as the Company’s CTO, entered into on June 29, 2016, the Company granted Mr. Liu a ten-year stock option to purchase an aggregate of 37,500 shares of Common Stock, with a strike price of $11.16 per share, vesting in thirty-six (36) equal installments on each monthly anniversary of the date of the Liu Agreement. The options were valued based on the Black-Scholes model, using the strike and market prices of $11.16 per share, an expected term of 6.50 years, volatility of 47% based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve of 1.20%.

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

Under two separate declarations during 2017, Doug Croxall, the Company’s former CEO, agreed to forfeit all of his stock options.

At December 31, 2017, there was a total of $0 of unrecognized compensation expense related to non-vested option-based compensation arrangements entered into during the year. A summary of the stock options as of December 31, 2017 and changes during the period are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
Balance at December 31, 2015	845,817	$17.00	7.11
Granted	195,000	$8.52	9.44
Cancelled	(93,464)	$23.20	—
Forfeited	(68,319)	$20.96	—
Exercised	—	—	—
Balance at December 31, 2016	879,034	$17.84	6.79
Granted	—	$—	—
Cancelled	—	$—	—
Forfeited	(430,263)	$13.13	—
Exercised	—	$—	—
Balance at December 31, 2017	448,771	$15.50	6.23

Options Exercisable at December 31, 2017	433,667	$15.52	6.16
Options expected to vest	15,104	$14.56	8.18
Weighted average fair value of options granted during the period		$—

Stock options outstanding at December 31, 2017 as disclosed in the above table have no intrinsic value at the end of the period.

NOTE 6 — DEBT, COMMITMENTS AND CONTINGENCIES

Debt consists of the following:

	Maturity	Interest	December 31,	December 31,
	Date	Rate	2017	2016

Senior secured term notes	7/9/2020	LIBOR + 9.75%	$-	$15,620,759
Less: debt discount			$-	$(1,425,167)
Total senior-term notes, net of discount			-	14,195,592

	Maturity	Interest	December 31,	December 31,
	Date	Rate	2017	2016
Convertible Note	10/10/2018	11%	$-	$500,000

	Maturity	Interest	December 31,	December 31,
	Date	Rate	2017	2016
iRunway trade payable	On Demand	1.5% per month	$-	$191,697

	Maturity	Interest	December 31,	December 31,
	Date	Rate	2017	2016
Note payable	1/31/2017	NA	$-	$103,000

	Maturity	Interest	December 31,	December 31,
	Date	Rate	2017	2016
Siemens	9/30/2017	NA	$-	$1,672,924

	Maturity	Interest	December 31,	December 31,
	Date	Rate	2017	2016
Dominion Harbor	10/15/2017	NA	$-	$125,000

	Maturity	Interest	December 31,	December 31,
	Date	Rate	2017	2016
Oil & Gas	On Demand	NA	$-	$944,296

	Maturity	Interest	December 31,	December 31,
	Date	Rate	2017	2016
Convertible Note	5/10/2018 and 5/31/2018	5%	$4,053,948	$-
Less: debt discount			(2,290,028)	-
Total Convertible notes, net of discount			$1,763,920	$-

	Maturity	Interest	December 31,	December 31,
	Date	Rate	2017	2016
Medtech Note	5/1/2018	NA	$-	$-

	Maturity	Interest	December 31,	December 31,
	Date	Rate	2017	2016
3dnano License Fee	1/31/2017	NA	$-	$100,000

	December 31,	December 31,
	2017	2016
Total	$1,763,920	$17,832,509
Less: current portion	(1,763,920)	(13,162,007)
Total, net of current portion	$-	$4,670,502

Senior Secured Term Notes

On January 29, 2015, the Company and certain of its subsidiaries entered into a series of Agreements including a Securities Purchase Agreement with DBD Credit Funding LLC, (“DBD”) an affiliate of Fortress Credit Corp., under which the terms of the notes were:

(i)	$15,000,000 original principal amount of Fortress Notes (the “Initial Note”);
(ii)	a right to receive a portion of certain proceeds from monetization net revenues received by the Company (the “Revenue Stream”, after receipt by the Company of $15,000,000 of monetization net revenues and repayment of the Fortress Notes);
(iii)	a five-year Fortress Warrant to purchase 25,000 shares of the Company’s Common Stock exercisable at $29.76 per share, subject to adjustment; and
(iv)	33,602 shares of the Issuer’s Common Stock (the “Fortress Shares”).

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

The terms of the Fortress Warrant provide that until January 29, 2020, the Warrant may be exercised for cash or on a cashless basis. Exercisability of the Fortress Warrant is limited if, upon exercise, the holder would beneficially own more than 4.99% of the Company’s Common Stock. The exercise price of the warrant is $29.76, and the warrant fair value was determined to be $318,679 utilizing the Black-Scholes model, with the fair value of the warrants recorded as additional paid-in capital and reducing the carrying value of the Notes. As of December 31, 2017, and 2016 the unamortized discount on the Notes was $0 and $1,425,167, respectively.

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

Pursuant to the First Amendment and Restructuring Agreement, certain intellectual property owned by the Company (the “Designated IP”) is to be assigned to one or more newly created special purpose entities (the “SPE”) as elected by DBD, which to be formed SPE shall be under the management and control of an affiliate of DBD (the “IP Monetization Manager”). All intellectual property owned by the Company that will not be assigned to one or more newly created special purpose entities shall be referred to as “Non-Designated IP.” The patents that are part of the Designated IP are referred to as the “Designated Patents”. Until shareholder approval and the close of the First Amendment and Restructuring Agreement (the “Restructuring”), all Monetization Revenues arising from the Designated IP and Non-Designated IP shall be paid to an account that is under the sole and exclusive control of the Collateral Agent as the IP Monetization Manager. In addition, until the Restructuring, the Company shall be responsible for the expenses associated with the maintenance, prosecution and enforcement of all of the Company’s intellectual property including the Designated IP and the other IP owned by the Company which is not to be transferred to the SPE, and for any expenses associated with the pursuit of monetization activities relating to both the Designated IP and the Non-Designated IP. From and after the Restructuring, the SPE shall have sole responsibility for the expenses associated with the Designated IP and the Company shall have sole responsibility for the expenses associated with the Non-Designated IP.

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

As of December 31, 2017 and December 31, 2016, the outstanding balances were $0 and $15,620,759, respectively. As a result of the extinguishment, the Company recognized a gain in the amount of $11,940,494 as of December 31, 2017.

Convertible Note

In two transactions, on October 9, 2014 and October 16, 2014, the Company sold an aggregate $5,550,000 of principal amount of convertible notes (“Convertible Notes”) along with two-year warrants to purchase 32,375 shares of the Company’s Common Stock. The Convertible Notes are convertible into shares of the Company’s Common Stock at $30.00 per share and the Warrants have an exercise price of $33.00 per share. The Notes mature on October 10, 2018 and bear interest at the rate of 11% per annum, payable quarterly in cash on each of the three, nine, nine and twelve-month anniversaries of the issuance date and on each conversion date. The Notes may become secured by a security interest granted to the holder in certain future assets under certain circumstances. In the event the Company’s Common Stock trades at a price of at least $108.00 per share for four out of eight trading days, the Notes will be mandatorily converted into Common Stock of the Company at the then applicable conversion price per share. The Company repaid the Convertible Notes for all but one holder in early 2015 and exchanged the remaining balance for 502,750 shares of Series D Convertible Preferred Stock on August 7, 2017, with the Series D Convertible Preferred Stock converted in its entirety September 2017. The balance was $0 and $500,000 as of December 31, 2017 and December 31, 2016, respectively.

iRunway

The Company converted a set of outstanding invoices related to work performed by one of the Company’s vendors to a short-term payable whereby the Company agreed to pay iRunway over time for the open invoices, subject to a payment schedule as defined. To the extent that the Company does not make payments according to that schedule, the remaining balance accrues interest at 1.5% per month. On August 20, 2017, the Company entered into a release agreement with iRunway pursuant to which the Company made an immediate cash payment to iRunway in return for a release of the remaining amount outstanding. As of December 31, 2017 and December 31, 2016, the principal balance was $0 and $191,697, respectively.

Note Payable

The Company entered into a short-term advance with an officer related to funds the Company was transferring from its European subsidiaries. The advance carried no interest and as of December 31, 2016, principal in the amount of $103,000 was outstanding, which was subsequently repaid by the Company in January 2017.

Siemens Purchase Payment

The Company entered into a purchase agreement to acquire ownership of certain patents. As part of the purchase agreement, the Company agreed to certain future payments of cash consideration. The payment obligation bears no interest. On September 1, 2017, the Company entered into Share Purchase Agreement with GPat whereby the Company sold its 100% interest in Munitech, the wholly-owned subsidiary holding these patents, to GPat. As of December 31, 2017 and December 31, 2016, the outstanding balances were $0 and $1,672,924, respectively.

Dominion Harbor Settlement Note

The Company entered into a settlement agreement with Dominion Harbor, a former licensing agent for some of the Company’s subsidiaries, on October 29, 2015 whereby the Company agreed to issue 75,000 shares of the Company’s Common Stock to Dominion Harbor and make eight (8) payments of $25,000 each ending on October 15, 2017. The shares issued to Dominion Harbor were valued at the quoted market price on the date of the grant of $6.84 per share or $513,000. As of December 31, 2017 and December 31, 2016, $0 and $125,000, respectively, remained outstanding, following an agreement between the Company and Dominion wherein the Company paid $25,000 and issued 31,250 shares of Common Stock to Dominion in full resolution of the outstanding obligation.

Oil & Gas Purchase Payment

The Company entered into a purchase agreement to acquire monetization rights to certain patents (the “Oil and Gas Purchase Agreement”). As part of the purchase agreement, the Company agreed to certain future payments of cash consideration. On October 27, 2017, the Company entered into an Assignment and Confirmation Agreement whereby the Company sold its interest to Luxone, thereby relieving the Company of any further obligations under the Oil and Gas Purchase Agreement. The payment obligation was not interest bearing and as of December 31, 2017 and December 31, 2016, the Company had an outstanding obligation for purchase of certain Siemens patents in the amount of $0 and $944,296, respectively.

Convertible Note

On August 14, 2017, the Company entered into a unit purchase agreement (the “Unit Purchase Agreement”) with certain accredited investors providing for the sale of up to $5,500,000 of 5% secured convertible promissory notes (the “Convertible Notes”), which are convertible into shares of the Corporation’s common stock, and the issuance of warrants to purchase 6,875,000 shares of the Company’s Common Stock (the “Warrants”). The Convertible Notes are convertible into shares of the Company’s Common Stock at the lesser of (i) $0.80 per share or (ii) the closing bid price of the Company’s common stock on the day prior to conversion of the Convertible Note; provided that such conversion price may not be less than $0.40 per share. The Warrants have an exercise price of $1.20 per share. The Convertible Notes mature on May 31, 2018 and bear interest at the rate of 5% per annum. In two closings of the Unit Purchase Agreement, the Company issued all $5,500,000 in Convertible Notes to the investors. As of December 31, 2017, the Company had an outstanding obligation pursuant to the Convertible Notes in the amount of $4,053,948.

3D Nano Purchase Payment

3D Nano entered into a license and purchase agreement with HP Inc. (“HP”) to acquire the rights to use if 3D Nano chooses, the right to exercise an option to acquire, ownership of certain patents, trade secrets and other intellectual property (the “Technology”). As part of the purchase agreement, the Company agreed to license the Technology for two payments of $100,000 each, with the first payment made in April 2016 and the second payment due by January 31, 2017. On May 1, 2017, 3D Nano entered into an amendment with HP whereby the agreement was extended for two years. While 3D Nano does not have the obligation under the amendment to make additional payments, should 3D Nano desire to do so, payments in the amount of $100,000 in each of 2018 and 2019 would be due to HP for the agreement to remain in effect. On September 29, 2017, the Company entered into Irrevocable Stock Power whereby the Company assigned its ownership of shares in 3D Nano to Doug Croxall pursuant to his Retention Agreement and whereby the Company no longer had any obligation to HP. The payment obligations were not interest bearing and as of December 31, 2017 and December 31, 2016, 3D Nano had an outstanding obligation in the amount of $0 and $100,000, respectively.

Office Lease

In October 2013, the Company entered into a net-lease for its former office space in Los Angeles, California, with such lease terminated in November 2017 in return for surrender of the deposit of $7,564 and the payment of one month’s rent. The Company entered into a month to month lease for an executive office in Los Angeles and had ceased operating in all other offices by the end of 2017.

Legal Proceedings

Marathon Patent Group, Inc., Doug Croxall and Francis Knuettel II are currently defendants in a lawsuit, filed on March 27, 2018, captioned as Jeffrey Feinberg, Jeffrey L. Feinberg Personal Trust, and Jeffrey L. Feinberg Family Trust v. Marathon Patent Group, Inc., Doug Croxall, and Francis Knuettel II, in the Supreme Court of the State of New York, County of New York, Index No.: 651463/2018. Mr. Feinberg purports to allege causes of action against Marathon, Doug Croxall and Francis Knuettel II under Sections 11, 12(a)(2) and 15 of the Securities Act, brought in relation to a December 2016 private placement, and under common law theories of fraud and fraudulent concealment, constructive fraud, and negligent misrepresentation. Mr. Feinberg previously alleged the same claims in a now-dismissed lawsuit that was filed in the California Superior Court in Los Angeles. The Company intends to vigorously defend itself against these claims. However, there can be no assurance that the outcome of these uncertainties will be favorable to the Company.

In the normal course of our business of patent monetization, it is generally necessary for us to initiate litigation in order to commence the process of protecting our patent rights. Such litigation is expected to lead to a monetization event. Accordingly, we are, and in the future, expect to become, a party to ongoing patent enforcement related litigation alleging infringement by various third parties of certain patented technologies owned and/or controlled by us. Litigation is commenced by and managed through the subsidiary that owns the related portfolio of patents or patent rights. In connection with our enforcement activities, we are currently involved in multiple patent infringement cases. As of December 31, 2017, the Company is involved into a total of 4 lawsuits, involving its CRFD and Clouding patent portfolios, against defendants in the following jurisdictions:

United States
District of Delaware	4

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

The following table presents the current and deferred provision (benefit) for income taxes for the years ended December 31, 2017:

	2017	2016
US Net Income/(loss)	$(31,125,181)	$(21,151,022)
Foreign Net Income (loss)	(208,388)	(7,677,850)
	$(31,333,569)	$(28,828,872)

	2017	2016
Current:
Federal	$3,715	$53,634
State	(50,318)	101,969
Foreign	—	4,077
	$(46,603)	$159,680
Deferred:
Federal	$(57,349)	$10,182,479
State	—	1,996,064
Foreign	—	(821,416)
	$(57,349)	$11,357,127
Total provision (benefit)	$(103,952)	$11,516,807

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate for the years ended December 31, 2017 and 2016.

	2017	2016
Tax benefit computed at “expected” statutory rate	$(10,838,495)	$(6,018,384)
State income taxes, net of benefit	(2,546,747)	(406,978)
Permanent differences:
Deemed Dividend	—	—
Stock based compensation and consulting	—	525,774
Federal Rate Change	8,994,945	—
Other permanent differences	423,376	(345,981)
Foreign rate Differential	6,289	350,180
Amortization of patents and other	—	—
Change in valuation allowance	3,856,680	17,412,196
Net income tax benefit	$(103,952)	$11,516,807

The table below summarizes the differences between the Companies’ effective tax rate and the statutory federal rate as follows for the years ended December 31, 2017 and 2016:

	2017	2016

Computed “expected” tax expense (benefit)	(34.00)%	(34.00)%
State income taxes	(7.99)%	(2.30)%
Permanent differences	1.33%	2.97%
Change in federal rate	28.52%	—%
Timing differences	—%	—%
Change in valuation allowance	12.10%	98.37%

Effective tax rate	(0.33)%	65.04%

The Company has a deferred tax asset, which is summarized as follows at December 31:

	2017	2016
Deferred tax assets:
Total deferred tax assets	$21,119,444	$17,412,196
Total deferred tax liabilities	—	—
Less: valuation allowance	(21,062,094)	(17,412,196)
Net deferred tax asset	$57,349	$—

The details of the deferred tax asset and deferred tax liability are as follows:

	2017	2016
Accruals	$8,109,756	$89,649
Reserves	—	—
Fixed Assets	(1,627)	(6,968)
Intangible Assets	4,945,823	7,005,648
Inventory	—	—
State Taxes	285,326	—
Other	2,032,641	1,839,980
Charitable Contributions	6,277	4,410
Net Operating Loss	5,683,900	8,425,843
AMT Credit	57,349	53,634
Valuation Allowance	(21,062,096)	(17,412,196
Net Deferred Asset/(Liability)	$57,349	$—

The Company does not have any taxable income in carryback years in which net operating losses (“NOLs”) can be carried back to. At December 31, 2017, the Company did not have any taxable temporary differences that will reverse and generate taxable income and was still in a cumulative loss position. Based on all the available information, including tax planning strategies and future forecast, the Company does not believe that it is more likely than not that the net deferred tax assets will be realized; therefore, a full valuation allowance has been recorded against its net deferred tax assets.

As of December 31, 2017, the Company had NOL carry-forwards for federal and state purposes of approximately $17.7 million and $12.2 million, respectively, which will begin to expire in 2033. The utilization of NOL and credit carry-forwards may be limited under the provisions of the Internal Revenue Code (“IRC”) Section 382 and similar state provisions. IRC Section 382 generally imposes an annual limitation on the amount of NOL carry-forwards that may be used to offset taxable income where a corporation has undergone significant changes in stock ownership.

On December 22, 2017, the U.S. federal government enacted the Tax Cuts and Jobs Act (the “2017 Tax Act”). Management reviewed and incorporated the new tax bill implications in the 2017 financial statements. The main change is the re-measurement of deferred taxes at the new corporate tax rate of 21%, which reduced the Company’s net deferred tax assets, before valuation allowance, by $9.0 million. Due to full valuation allowance, the change in deferred taxes was fully offset by the change in valuation allowance.

As a part of the provisions of the 2017 Act, the corporate alternative minimum tax (AMT) has been repealed for tax years beginning after December 31, 2017. Taxpayers with AMT credit carryforwards that have not yet been used may claim a refund in future years for those credits. Since the AMT credit will now be fully refundable regardless of whether there is a future income tax liability before AMT credits, the benefit of the AMT credit will be realized in the future. Accordingly, a valuation allowance established against AMT credit carryforward balance is no longer necessary and a benefit has been recognized in the amount of $53,000, included in other current assets on the Company’s balance sheet, with respect to the AMT credit carryforward balance. The Company has opted to reflect the balance as part of deferred tax asset balance.

As of December 31, 2017 and 2016, the Company has not recorded liability for unrecognized tax benefit. As of December 31, 2017 and 2016 the Company did not increase or decrease penalties or interest in connection with liability for unrecognized tax benefit. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. The Company files U.S. and state income tax returns with varying statutes of limitations. The 2013 through 2016 tax years generally remain subject to examination by federal and state tax authorities.

NOTE 8 — SUBSEQUENT EVENTS

Patent Purchase

On January 11, 2018, Marathon Patent Group, Inc. (the “Company”) entered into a Patent Rights Purchase and Assignment Agreement (the “Agreement”), with XpresSpa Group, Inc., a Delaware Corporation (the “Seller”) and Crypto Currency Patent Holdings Company LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“CCPHC”). Pursuant to the Agreement, the Seller agreed to irrevocably assign, sell, grant, transfer and convey, and CCPHC agreed to accept and acquire, the exclusive right, title and interest in and to certain patents owned by the Seller (“Assigned IP”), subject to the terms and conditions set forth in the Agreement. As consideration for the Assigned IP, the Seller shall receive (i) payment in the amount of $250,000 from CCPHC and (ii) 250,000 shares of common stock of the Company, par value $0.0001 per share (the “Consideration Shares”), with piggyback registration rights. The Consideration Shares shall be issued by the Company to the Seller, subject to the terms and conditions of a lock-up agreement.

As a condition to the Agreement, the Seller agreed to enter into a lock-up agreement with the Company, which lock-up agreement is included as an exhibit to the Agreement (the “Lock-up Agreement”). Pursuant to the Lock-up Agreement, the Seller shall not directly or indirectly offer, sell, pledge or transfer, or otherwise dispose of, the Consideration Shares for a period of 180 days commencing on January 11, 2018 and ending on July 11, 2018; provided, however, upon the effective date of the registration for resale of the Consideration Shares, and on each day thereafter, one twentieth (1/20) of the Consideration Shares shall be released from the restrictions contained in the Lock-up Agreement and may be freely sold, transferred, traded or otherwise disposed of. Notwithstanding the foregoing, in the event that the Consideration Shares, in whole or in part, are not registered for resale on the 6-month anniversary of the date of issuance of the Consideration Shares (“Six-Month Date”), the holders thereof may sell, transfer, trade or otherwise dispose of one twentieth (1/20) of the Consideration Shares on the Six-Month Date and on each day thereafter.

In addition, the Company agreed to issue 25,000 shares of the Company’s common stock to Andrew Kennedy Lang, one of the named inventors of the patents, in exchange for consulting services, and 50,000 shares of the Company’s common stock to another individual in exchange for consulting services, in connection with the acquisition of the Assigned IP.

Lease and Purchase of Digital Asset Mining Servers

On February 7, 2018, Marathon Crypto Mining, Inc. (“MCM”), a Nevada corporation and wholly owned subsidiary of the Company, entered into an agreement to acquire 1,400 Bitmain’s Antminer S9 miners (“Antminer S9s”).

On February 12, 2018, in connection with the intended mining operations of MCM, the Company assumed a lease contract dated November 11, 2017 (the “Lease Agreement”) by and between 9349-0001 Quebec Inc. (the “Lessor”) and Blocespace Inc., formerly known as Cryptoespace Inc. (the “Lessee”). Pursuant to the Lease Agreement, among other things, the Lessee leases a building of 26,700 square feet (the “Property”) in Quebec, Canada, for an initial term of five (5) years (the “Term”), commencing on December 1, 2017 and terminating on November 30, 2022. The Lessee shall pay a monthly rent of $10,013 plus tax, or an annual rent of $120,150 plus tax (“Yearly Rent”). At the signing of the Lease Agreement, the Lessee paid the Lessor a deposit equal to the Yearly Rent which amount will be dispersed during the Term as set forth in the Lease Agreement.

The Lessee assigned the Lease Agreement to MCM pursuant to an Assignment and Assumption Agreement (the “Assignment”) by and between the Company and the Lessee’s parent company, Bloctechnologies Canada Inc. Subject to the terms and conditions of the Assignment, MCM agreed to observe all the covenants and conditions of the Lease Agreement, including the payment of all rents due. The Company shall be responsible for all necessary capital expenditures in connection with capital improvements to the Property to set up MCM’s mining operations.

Symantec

On March 8, 2018, the Company and its subsidiary, Clouding Corp., a California corporation (“Clouding”) entered into a Settlement Agreement and Release of Claims (the “Settlement Agreement”) with Symantec Corporation (“Symantec”). Pursuant to the Settlement Agreement, in consideration for an undisclosed amount, Symantec agreed to settle its disputes and dismiss the actions brought against the Company, Clouding, IP Navigation Group, LLC, Clouding IP, LLC, William J. Carter, and Erich Spangenberg, each with prejudice. The first case commenced in the Superior Court of California for the County of Los Angeles (the “Los Angeles Action”) and Symantec thereafter filed a second case in the United States District Court for the District of Delaware (the “Delaware Action”) naming IP Navigation Group, LLC and Erich Spangenberg as defendants.

Under the terms of the Settlement Agreement, the Marathon Releasees, Clouding Releasees and the Other Defendant Releasees (as such terms are defined in the Settlement Agreement) will be released from claims from any and all claims or causes of action based upon, related to, or arising from the allegations that were made, or could have been made, with respect to the subject matter of the pleadings filed in the Los Angeles Action and the Delaware Action, and as further set forth in the Settlement Agreement. The Settlement Agreement contains no admission of wrongdoing, liability or obligation to any of the other parties, except as otherwise set forth therein.

Feinberg Litigation

On March 30, 2018, the Company became aware that a summons and complaint (collectively, the “Summons and Complaint”) were filed by Jeffrey Feinberg, Jeffrey L. Feinberg Personal Trust, and Jeffrey L. Feinberg Family Trust against the Company and certain of its officers and directors. The Summons and Complaint were filed with the Supreme Court of the State of New York, County of New York on March 27, 2018. The Company intends to vigorously defend itself against these claims. However, there can be no assurance that the outcome of these uncertainties will be favorable to the Company.

Restated Merger Agreement

On April 3, 2018, the Company and GBV entered into the Amended and Restated Agreement and Plan of Merger (the “Amended Merger Agreement”), which amends certain terms, among others, in the Merger Agreement, as follows: (i) the Outside Closing Date, as amended, shall be further extended to ninety (90) days from April 3, 2018, subject to consecutive 30-day extensions upon mutual written consent of the Parties; (ii) the Company Shareholders shall receive 70,000,000 Parent Common Shares (reduced from 126,674,557 Parent Common Shares) on a fully diluted basis, which include any Parent Common Shares underlying the Parent’s Series C Preferred Stock issuable in lieu of the Parent Common Shares at the election of the Company Shareholders who would own more than 2.49% of the Parent Common Shares as a result of the Merger; and (iii) in the event that the Merger fails to close by August 9, 2018 or the Company’s Shareholders vote not to approve the Merger, the Parent will issue to the Company, an aggregate of 3,000,000 Parent Common Shares to reimburse GBV for its costs and expenses. All capitalized terms otherwise not defined herein shall have the meanings set forth in the Amended Merger Agreement.

Share Issuance

From January 1, 2018 through April 11, 2018, the Company issued 2,619,485 shares of Common Stock to Note Holders in connection with debt conversions, 218,400 shares of Common Stock were issued to Board members for their services, 3,569,543 shares of Common Stock with respect to the conversion of Series E Convertible Preferred Stock, 17,731shares of Common Stock in connection with the exercise of a warrant, 250,000 shares of Common Stock issued pursuant to a patent purchase and 175,000 shares of Common Stock issued to consultants.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2017, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of material weakness in our internal control over financial reporting, described below in Management’s Report on Internal Control Over Financial Reporting, our disclosure controls and procedures were not effective as of December 31, 2017, such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework in the 2013 COSO framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2017, management identified a material weakness with respect to the financial reporting and close process, resulting from a lack of segregation of duties within accounting functions and evidence of control review. Accordingly, management concluded that our internal controls over financial reporting were not effective as of December 31, 2017.

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

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting since the Company is a smaller reporting company under the rules of the SEC.

54

Changes in Internal Control over Financial Reporting.

During the fiscal year ended December 31, 2017, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors and significant employees as of the date of this Report:

Name and Address	Age	Date First Elected or Appointed	Position(s)
Merrick Okamoto	57	August 13, 2017	Interim Chief Executive Officer and Executive Chairman
Francis Knuettel II	51	May 15, 2014	Chief Financial Officer
James Crawford	43	March 1, 2013	Chief Operating Officer
Edward Kovalik	43	April 15, 2014	Director
David Lieberman	73	August 13, 2017	Director
Christopher Robichaud	51	September 28, 2016	Director

Background of officers and directors

The following is a brief account of the education and business experience during at least the past five years of our officers and directors, indicating each person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Merrick D. Okamoto – Director, Executive Chairman and Interim Chief Executive Officer

Mr. Merrick D. Okamoto, age 57, serves as the President at Viking Asset Management which he co-founded in 2002. Mr. Okamoto is responsible for research, due diligence, and structuring potential investment opportunities. He has been instrumental in providing capital to over 200 private and public companies. He is also responsible for the firm’s trading operations. Prior to Viking, Mr. Okamoto co-founded TradePortal.com, Inc. in 1999 and served as its President until 2001. He was instrumental in developing the proprietary Trade Matrix software platform offered by TradePortal Securities. Mr. Okamoto’s negotiations were key in selling a minority stake in TradePortal.com Inc. to Thomson Financial. Prior to that, he held Vice President positions with Shearson Lehman Brothers, Prudential Securities, and Paine Webber.

Francis Knuettel II - Chief Financial Officer

Prior to joining the Company, Mr. Knuettel, age 51, was Managing Director and CFO for Greyhound IP LLC, an investor in patent litigation expenses for patents enforced by small firms and individual inventors. Since 2007 he has been the Managing Member of Camden Capital LLC, a company focused on the monetization of patents Mr. Knuettel acquired in 2007. From 2007 through 2013, Mr. Knuettel served as the Chief Financial Officer of IP Commerce, Inc. and from 2005 through 2007, Mr. Knuettel served as the CFO of InfoSearch Media, Inc., a publicly traded company. From 2000 through 2004, Mr. Knuettel was at Internet Machines Corporation, a fables semiconductor company located in Los Angeles, where he served on the Board of Directors and held several positions, including Chief Executive Officer and Chief Financial Officer. From 2008 through 2011, Mr. Knuettel was a member of the Board of Directors and Chairman of the Audit Committee for Firepond, Inc., a publicly traded producer of CPQ software systems and currently sits on the Board of Directors of Spindle Inc., a publicly traded provider of unified commerce solutions for electronic payments for small and medium sized businesses. Mr. Knuettel received his BA with honors in Economics from Tufts University and holds an MBA in Finance and Entrepreneurial Management from The Wharton School at the University of Pennsylvania.

James Crawford - Chief Operating Officer

Mr. Crawford, age 43, was a founding member of Kino Interactive, LLC, and of AudioEye, Inc. Mr. Crawford’s experience as an entrepreneur spans the entire life cycle of companies from start-up capital to compliance officer and director of reporting public companies. Prior to his involvement as Chief Operating Officer of the Company, Mr. Crawford served as a director and officer of Augme Technologies, Inc. beginning March 2006, and assisted the company in maneuvering through the initial challenges of acquisitions executed by the company through 2011 that established the company as a leading mobile marketing company in the United States. Mr. Crawford is experienced in public company finance and compliance functions. He has extensive experience in the area of intellectual property creation, management and licensing. Mr. Crawford also served on the board of directors Modavox and Augme Technologies, and as founder and managing member of Kino Digital, Kino Communications, and Kino Interactive.

Edward Kovalik — Director

Edward Kovalik, age 43, is the Chief Executive Officer and Managing Partner of KLR Group, which he co-founded in 2012. KLR Group is an investment bank specializing in the Energy sector. Mr. Kovalik manages the firm and focuses on structuring customized financing solutions for the firm’s clients. He has over 16 years of experience in the financial services industry. Prior to founding KLR, Mr. Kovalik was Head of Capital Markets at Rodman & Renshaw, and headed Rodman’s Energy Investment Banking team. Prior to Rodman, from 1999 to 2002, Mr. Kovalik was a Vice President at Ladenburg Thalmann & Co, where he focused on private placement transactions for public companies. Mr. Kovalik serves as a director on the board of River Bend Oil and Gas.

David P. Lieberman – Director

Mr. David Lieberman, age 73, is a seasoned business executive with over 40 years of financial experience beginning with five years as an accountant with Price Waterhouse. He has extensive experience as a senior operational and financial executive serving both multiple public and non-public companies. Mr. Lieberman currently serves as the President of Cobra International and Lieberman Financial Consulting where he acts as administrator for several investment groups. Previously he served as CFO and Director for MEDL Mobile Holdings, Inc., and CFO and Director of Datascension, Inc., a telephone market research company that provides both outbound and inbound services to corporate customers, since January 2008 and a director of that company since 2006. From 2006 to 2007, he served as Chief Financial Officer of Dalrada Financial Corporation, a publicly traded payroll processing company based in San Diego. From 2003 to 2006, he was the Chief Financial Officer for John Goyak & Associates, Inc., a Las Vegas-based aerospace consulting firm. Mr. Lieberman attended the University of Cincinnati, where he received his B.A. in Business, and is a licensed CPA in the State of California.

Christopher Robichaud — Director

Christopher Robichaud, age 51, has served as Chief Executive Officer of PMK•BNC, a communications, marketing and consulting agency since January 2010. In addition to managing teams in Los Angeles, New York and London, he advises clients across the globe on how to apply the “Science of Popular Culture” to build audiences, create fans, and ultimately engage with consumers in today’s ever-changing world and recently created and leads the agency’s global consulting unit, which helps companies better understand today’s changing landscape worldwide branding landscape. Prior to serving as CEO of PMK•BNC, Mr. Robichaud was the President and COO of BNC from September 1990 through December 2009.

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

Term of Office

Our Board of Directors is comprised of five directors, of which four seats are currently occupied, and is divided among three classes, Class I, Class II and Class III. Class I directors will serve until the 2018 annual meeting of stockholders and until their respective successors have been duly elected and qualified, or until such director’s earlier resignation, removal or death. Class III directors will serve until the 2020 annual meeting of stockholders and until their respective successors have been duly elected and qualified, or until such director’s earlier resignation, removal or death. Class II directors, elected at the Company’s annual shareholder meeting held on September 28, 2016, will serve until the 2019 annual meeting of stockholders and until their respective successors have been duly elected and qualified, or until such director’s earlier resignation, removal or death. All officers serve at the pleasure of the Board.

Director Independence

Mr. Edward Kovalik, Mr. David Lieberman and Mr. Christopher Robichaud are “independent” directors based on the definition of independence in the listing standards of the NASDAQ Stock Market LLC (“NASDAQ”).

Committees of the Board of Directors

Our Board has established three standing committees: an audit committee, a nominating and corporate governance committee and a compensation committee, which are described below. Members of these committees are elected annually at the regular board meeting held in conjunction with the annual stockholders’ meeting. The charter of each committee is available on our website at www.marathonpg.com.

Audit Committee

The Audit Committee members are currently Mr. David P. Lieberman, Mr. Edward Kovalik and Mr. Christopher Robichaud, with Mr. David P. Lieberman as Chairman. The Audit Committee has authority to review our financial records, deal with our independent auditors, recommend to the Board policies with respect to financial reporting, and investigate all aspects of our business. All of the members of the Audit Committee currently satisfy the independence requirements and other established criteria of NASDAQ.

The Audit Committee Charter is available on the Company’s website at http://www.marathonpg.com/. The Audit Committee has sole authority for the appointment, compensation and oversight of the work of our independent registered public accounting firm, and responsibility for reviewing and discussing with management and our independent registered public accounting firm our audited consolidated financial statements included in our Annual Report on Form 10-K, our interim financial statements and our earnings press releases. The Audit Committee also reviews the independence and quality control procedures of our independent registered public accounting firm, reviews management’s assessment of the effectiveness of internal controls, discusses with management the Company’s policies with respect to risk assessment and risk management and will review the adequacy of the Audit Committee charter on an annual basis.

Nominating and Governance Committee

The Nominating and Corporate Governance Committee members are currently Mr. David P. Lieberman and Mr. Christopher Robichaud, with Mr. Christopher Robichaud as Chairman. The Nominating and Corporate Governance Committee has the following responsibilities: (a) setting qualification standards for director nominees; (b) identifying, considering and nominating candidates for membership on the Board; (c) developing, recommending and evaluating corporate governance standards and a code of business conduct and ethics applicable to the Company; (d) implementing and overseeing a process for evaluating the Board, Board committees (including the Committee) and overseeing the Board’s evaluation of the Chairman and Chief Executive Officer of the Company; (e) making recommendations regarding the structure and composition of the Board and Board committees; (f) advising the Board on corporate governance matters and any related matters required by the federal securities laws; and (g) assisting the Board in identifying individuals qualified to become Board members; recommending to the Board the director nominees for the next annual meeting of shareholders; and recommending to the Board director nominees to fill vacancies on the Board.

The Nominating and Governance Committee Charter is available on the Company’s website at http://www.marathonpg.com/. The Nominating and Governance Committee determines the qualifications, qualities, skills, and other expertise required to be a director and to develop, and recommend to the Board for its approval, criteria to be considered in selecting nominees for director (the “Director Criteria”); identifies and screens individuals qualified to become members of the Board, consistent with the Director Criteria. The Nominating and Governance Committee considers any director candidates recommended by the Company’s shareholders pursuant to the procedures described in the Company’s proxy statement, and any nominations of director candidates validly made by shareholders in accordance with applicable laws, rules and regulations and the provisions of the Company’s charter documents. The Nominating and Governance Committee makes recommendations to the Board regarding the selection and approval of the nominees for director to be submitted to a shareholder vote at the Annual Meeting of shareholders, subject to approval by the Board.

Compensation Committee

The Compensation Committee oversees our executive compensation and recommends various incentives for key employees to encourage and reward increased corporate financial performance, productivity and innovation. Its members are currently Mr. David P. Lieberman and Mr. Edward Kovalik with Mr. Edward Kovalik as Chairman. All of the members of the Compensation Committee currently satisfy the independence requirements and other established criteria of NASDAQ.

The Compensation Committee Charter is available on the Company’s website at http://www.marathonpg.com/. The Compensation Committee is responsible for: (a) assisting our Board in fulfilling its fiduciary duties with respect to the oversight of the Company’s compensation plans, policies and programs, including assessing our overall compensation structure, reviewing all executive compensation programs, incentive compensation plans and equity-based plans, and determining executive compensation; and (b) reviewing the adequacy of the Compensation Committee charter on an annual basis. The Compensation Committee, among other things, reviews and approves the Company’s goals and objectives relevant to the compensation of the Chief Executive Officer, evaluate the Chief Executive Officer’s performance with respect to such goals, and set the Chief Executive Officer’s compensation level based on such evaluation. The Compensation Committee also considers the Chief Executive Officer’s recommendations with respect to other executive officers and evaluates the Company’s performance both in terms of current achievements and significant initiatives with long-term implications. It assesses the contributions of individual executives and recommend to the Board levels of salary and incentive compensation payable to executive officers of the Company; compares compensation levels with those of other leading companies in similar or related industries; reviews financial, human resources and succession planning within the Company; recommend to the Board the establishment and administration of incentive compensation plans and programs and employee benefit plans and programs; recommends to the Board the payment of additional year-end contributions by the Company under certain of its retirement plans; grants stock incentives to key employees of the Company and administer the Company’s stock incentive plans; and reviews and recommends for Board approval compensation packages for new corporate officers and termination packages for corporate officers as requested by management.

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

Our Board is primarily responsible for overseeing our risk management processes. The Board receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding the Company’s assessment of risks. The Board focuses on the most significant risks facing the Company and our general risk management strategy, and also ensures that risks undertaken by us are consistent with the Board’s risk parameters. While the Board oversees the Company, our management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing the Company and that our board leadership structure supports this approach.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of Exchange Act requires our executive officers and directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Commission initial statements of beneficial ownership, statements of changes in beneficial ownership and annual statement of changes in beneficial ownership with respect to their ownership of the Company’s securities, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our Company with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act and without conducting any independent investigation of our own, we believe that with respect to the fiscal year ended December 31, 2017, our officers and directors, and all of the persons known to us to beneficially own more than 10% of our common stock filed all required reports on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2017 and 2016 awarded to, earned by or paid to our executive officers or most highly paid individuals. The value attributable to any option awards and stock awards reflects the grant date fair values of stock awards calculated in accordance with FASB Accounting Standards Codification Topic 718. As described further in “Note 5 — Stockholders’ Equity - Common Stock Options” in our Notes to Consolidated Financial Statements, the assumptions made in the valuation of these option awards and stock awards is set forth therein.

Name and Principal Position	Year	Salary	Bonus Awards	Stock Awards	Option Awards	Non-Equity Plan Compensation	Nonqualified Deferred Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Doug Croxall (1)	2017	366,256	459,000	756,000	-	-	-	76,881	1,658,137
CEO and Chairman	2016	511,210	509,000	-	-	-	-	-	1,020,210
Francis Knuettel II (2)	2017	282,917	185,000	54,000	-	-	-	41,537	563,453
CFO & Secretary	2016	250,000	185,000	-	-	-	-	-	435,000
James Crawford (3)	2017	152,622	50,000	-	-	-	-	22,058	224,680
COO	2016	184,290	50,000	-	-	-	-	-	234,290
David Liu (4)	2017	52,083	-	-	-	-	-	15,711	67,794
CTO	2016	114,583	-	-	198,105	-	-	-	312,688
Erich Spangenberg (5)	2017	142,728	200,000	-	-	-	-	21,550	364,277
Dir. of Acquisitions & Licensing	2016	150,000	200,000	-	357,264	-	-	-	707,264

(1)	Doug Croxall entered into a Retention Agreement on August 22, 2017, as amended, pursuant to which his employment with the Company terminated on December 31, 2017.
(2)	Francis Knuettel II entered into a Retention Agreement on August 30, 2017 which replaced his prior employment agreement.
(3)	James Crawford entered into a new employment agreement in August 30, 2017 which replaced his prior employment agreement.
(4)	David Liu was appointed as the Chief Technology Officer of the Company on July 18, 2016, and his employment with the Company was terminated on March 15, 2017.
(5)	Erich Spangenberg was appointed as the Director of Acquisitions and Licensing on May 11, 2016 and his employment with the Company was terminated on August 3, 2017.

Employment Agreements

On November 14, 2012, we entered into an employment agreement with Doug Croxall (the “Croxall Employment Agreement”), whereby Mr. Croxall agreed to serve as our Chief Executive Officer for a period of two years, subject to renewal, in consideration for an annual salary of $350,000 and an Indemnification Agreement. Additionally, under the terms of the Croxall Employment Agreement, Mr. Croxall shall be eligible for an annual bonus if we meet certain criteria, as established by the Board of Directors, subject to standard “claw-back rights” in the event of any restatement of any prior period earnings or other results as from which any annual bonus shall have been determined. As further consideration for his services, Mr. Croxall received a ten-year option award to purchase an aggregate of 307,692 shares of our common stock with an exercise price of $3.25 per share, which shall vest in twenty-four (24) equal monthly installments on each monthly anniversary of the date of the Croxall Employment Agreement. On November 18, 2013, we entered into Amendment No. 1 to the Croxall Employment Agreement (“Amendment”). Pursuant to the Amendment, the term of the Croxall Agreement shall be extended to November 14, 2017, and Mr. Croxall’s annual base salary shall be increased to $480,000, subject to a 3% increase every year, commencing on November 14, 2014. On August 22, 2017, the Company entered into a Retention Agreement with Mr. Croxall (the “Retention Agreement”), pursuant to which (a) the employment agreements between Mr. Croxall and the Company were terminated and of no further force and effect, and Mr. Croxall is no longer entitled to any payment relating to severance, change of control of the Company or termination pay from the Company. Mr. Croxall agreed to continue to serve as Chief Executive Officer and Chairman of the Board until such time as provided in the Retention Agreement, as amended. In consideration for the foregoing, pursuant to the Retention Agreement, Mr. Croxall shall receive from the Company (i) a retention payment in the aggregate amount of $500,000, payable upon certain milestones, (ii) a monthly consulting fee in the amount of $20,000 for a period of six (6) months commencing on October 1, 2017, (iii) 750,000 shares of restricted common stock of the Company, (iv) all of the shares of common stock of 3d Nanocolor Corp., a Delaware corporation, held by the Company, and (v) medical and other insurance benefits through the end of September 2017. On August 30, 2017, the Company entered into an Amended and Restated Retention Agreement with Mr. Croxall (the “Amended and Restated Agreement”) amending the Retention Agreement dated August 22, 2017. Under the Amended and Restated Agreement: (i) the Company’s agreement to reimburse COBRA payments was eliminated and (ii) the award to Mr. Croxall effective upon the approval by shareholders of the Company’s 2017 Equity Incentive Plan was reduced to 700,000 shares and 50,000 shares allotted for issuance to Mr. Knuettel. In addition, upon award of the shares to Mr. Croxall, the shares will be subject to a vesting schedule under which such shares are issued but vest in equal monthly increments 30 days after issuance, and on each 30-day anniversary thereafter, subject to cancellation in the event of resignation or termination of Mr. Croxall for cause, as defined in the Amended and Restated Agreement and which vesting shall fully accelerate upon a change of control.

On March 1, 2013, Mr. James Crawford was appointed as our Chief Operating Officer. Pursuant to the employment agreement with Mr. Crawford dated March 1, 2013 (“Crawford Employment Agreement”). Mr. Crawford shall serve as our Chief Operating Officer for two years. The Crawford Employment Agreement shall be automatically renewed for successive one-year periods thereafter. Mr. Crawford shall be entitled to a base salary at an annual rate of $185,000, with such upward adjustments as shall be determined by the Board of Directors in its sole discretion. Mr. Crawford shall also be entitled to an annual bonus if we meet or exceed criteria adopted by the Compensation Committee of the Board of Directors for earning bonuses. Mr. Crawford shall be awarded five-year stock options to purchase an aggregate of 76,923 shares of our common stock, with a strike price based on the closing price of our common stock on March 1, 2013, vesting in twenty-four (24) equal installments on each monthly anniversary of March 1, 2013, provided Mr. Crawford is still employed by us on each such date. Mr. Crawford entered into a new employment agreement on August 30, 2017 pursuant to which the existing employment agreement between Mr. Crawford and the Company was terminated. Under the Crawford Agreement, Mr. Crawford shall continue to serve as the Chief Operating Officer on an at will basis. Pursuant to the Crawford Agreement, Mr. Crawford shall be entitled to receive monthly compensation in the amount of $7,500 until termination. Mr. Crawford is not entitled to any severance or other payment upon a change of control.

On May 15, 2014, we entered into a three-year executive employment agreement with Francis Knuettel II (“Knuettel Employment Agreement”), pursuant to which Mr. Knuettel will serve as the Chief Financial Officer of the Company, effective May 15, 2014. Pursuant to the terms of the Knuettel Employment Agreement, Mr. Knuettel shall receive a base salary at an annual rate of $250,000 and an annual bonus up to 75% of Mr. Knuettel’s base salary as determined by the Compensation Committee of the Board of Directors. As further consideration for Mr. Knuettel’s services, the Company agreed to issue Mr. Knuettel ten-year stock options to purchase an aggregate of 290,000 shares of common stock, with a strike price of $4.165 per share, vesting in thirty-six (36) equal installments on each monthly anniversary of the date of the Knuettel Employment Agreement, provided Mr. Knuettel is still employed by the Company on each such date. On August 30, 2017, the Company entered into a Retention Agreement with Mr. Knuettel (the “Knuettel Retention Agreement”), pursuant to which the existing employment agreement between Mr. Knuettel and the Company was terminated. Under the Knuettel Retention Agreement, Mr. Knuettel shall continue to serve as Chief Financial Officer until such time as provided in the Retention Agreement, unless earlier terminated in accordance with the Knuettel Retention Agreement. Pursuant to the Knuettel Retention Agreement, Mr. Knuettel shall be entitled to receive: (i) monthly compensation in the amount of $15,000 for a period of six (6) months commencing on October 1, 2017, (ii) 200,000 shares of restricted common stock of the Company, subject to shareholder approval of the Company’s 2017 Equity Incentive Plan, and (iii) medical and other insurance benefits through the end of March 2018. Mr. Knuettel is not entitled to any severance or other payment upon a change of control. The Retention Agreement was amended on February 28, 2018 whereby the termination date was extended to the later of March 31, 2019 or the filing of the Form 10-K for the year ended December 31, 2018 and the monthly compensation was increased to $18,000.

On May 10, 2016, the Company entered into an executive employment agreement with Erich Spangenberg (“Spangenberg Agreement”) pursuant to which Mr. Spangenberg would serve as the Company’s Director of Acquisitions, Licensing and Strategy. As part of the consideration, the Company agreed to grant Mr. Spangenberg a ten-year stock option to purchase an aggregate of 500,000 shares of Common Stock, with a strike price of $1.87 per share, vesting in twenty-four (24) equal installments on each monthly anniversary of the date of the Spangenberg Agreement. The options were valued based on the Black-Scholes model, using the strike and market prices of $1.87 per share, an expected term of 5.75 years, volatility of 47% based on the average volatility of comparable companies over the comparable prior period and a discount rate as published by the Federal Reserve of 1.32%. Mr. Spangenberg’s employment with the Company was terminated on August 3, 2017.

On June 29, 2016, we entered into an employment agreement (“Liu Employment Agreement”) with David Liu, effective no later than August 1, 2016, pursuant to which Mr. Liu shall serve as the Company’s Chief Technology Officer. Pursuant to the terms of the Liu Employment Agreement, Mr. Liu shall receive a base salary at an annual rate of $250,000 and annual incentive compensation of up to 100% of the base salary, as determined by the Compensation Committee. As further consideration for Mr. Liu’s services, the Company agreed to issue him ten-year stock options under the Company’s 2014 Equity Incentive Plan to purchase an aggregate of 150,000 shares of common stock, with an exercise price of $2.79 per share. The options shall vest in thirty-six (36) equal installments on each monthly anniversary of the date of the Liu Employment Agreement, provided Mr. Liu is still employed by the Company on each such date. Mr. Liu’s employment with the Company was terminated on March 15, 2017.

Directors’ Compensation

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2017 and 2016 awarded to, earned by or paid to our directors. The value attributable to any warrant awards reflects the grant date fair values of stock awards calculated in accordance with FASB Accounting Standards Codification Topic 718. As described further in “Note 5 — Stockholders’ Equity (Deficit) — Common Stock Warrants” in our Consolidated Financial Statements, a discussion of the assumptions made in the valuation of these warrant awards.

Name		Fees Earned or paid in cash	Stock awards	Option awards	Non-equity incentive plan compensation	Non-qualified deferred compensation earnings	All other compensation	Total
		($)	($)	($)	($)	($)	($)	($)
Richard Chernicoff (1)
	2017	28,797	-	-	-	-	-	28,797
	2016	40,250	-	20,864	-	-	-	61,114
Edward Kovalik
	2017	41,750	64,500	-	-	-	-	106,250
	2016	47,250	-	20,864	-	-	-	68,114
William Rosellini (2)
	2017	-	-	-	-	-	-	-
	2016	38,205	-	-	-	-	-	38,205
David Lieberman (3)
	2017	6,467	64,500	-	-	-	-	70,967
	2016	-	-	-	-	-	-	-
Merrick Okamoto (4)
	2017	31,903	150,500	-	-	-	-	182,403
	2016	-	-	-	-	-	-	-
Christopher Robichaud
	2017	25,346	64,500	-	-	-	-	89,846
	2016	10,250	-	20,864	-	-	-	31,114
Richard Tyler (5)
	2017	28,500	-	-	-	-	-	28,500
	2016	44,125	-	20,864	-	-	-	64,989

(1)	Mr. Richard Chernicoff resigned as a member of the Company’s Board of Directors on August 13, 2017.
(2)	Mr. William Rosellini elected not to continue serving on the Company’s Board of Directors and his term ended with the annual shareholders meeting held on September 28, 2016.
(3)	Mr. David Lieberman was appointed on August 13, 2017.
(4)	Mr. Merrick Okamoto was appointed on August 13, 2017.
(5)	Mr. Richard Tyler resigned as a member of the Company’s Board of Directors on August 13, 2017.

Employee Grants of Plan Based Awards and Outstanding Equity Awards at Fiscal Year-End

On August 1, 2012, our Board and stockholders adopted the 2012 Equity Incentive Plan, pursuant to which 384,616 shares of our common stock are reserved for issuance as awards to employees, directors, consultants, advisors and other service providers, after giving effect to the Reverse Split.

On September 16, 2014, our Board adopted the 2014 Equity Incentive Plan (the “2014 Plan”), and only July 31, 2015, the shareholders approved the 2014 Plan at the Company’s annual meeting. The 2014 Plan authorizes the Company to grant stock options, restricted stock, preferred stock, other stock-based awards, and performance awards to purchase up to 500,000 shares of common stock. Awards may be granted to the Company’s directors, officers, consultants, advisors and employees. Unless earlier terminated by the Board, the 2014 Plan will terminate, and no further awards may be granted, after September 16, 2024.

On September 6, 2017, our Board adopted the 2017 Equity Incentive Plan, subsequently approved by the shareholders on September 29, 2017, pursuant to which up to 2,500,000 shares of our common stock, stock options, restricted stock, preferred stock, stock-based awards and other awards are reserved for issuance as awards to employees, directors, consultants, advisors and other service providers.

On January 1, 2018, our Board adopted the 2018 Equity Incentive Plan, subsequently approved by the shareholders on March 7, 2018, pursuant to which up to 10,000,000 shares of our common stock, stock options, restricted stock, preferred stock, stock-based awards and other awards are reserved for issuance as awards to employees, directors, consultants, advisors and other service providers.

As of December 31, 2017, and within sixty (60) days thereafter, the following sets forth the option and stock awards to officers of the Company:

	Option Awards					Stock awards
	Number of securities underlying unexercised options (1)	Number of securities underlying unexercised options	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price	Option expiration date	Number of shares of units of stock that have not vested	Market value of shares of units of stock that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
	(#) exercisable	(#) unexercisable	(#) unexercisable	($)		(#)	($)	(#)	($)
James Crawford	19,231	-	-	$9.88	06/19/18	-	-	-	-
James Crawford	7,500	-	-	$16.66	05/14/24	-	-	-	-
James Crawford	20,000	-	-	$25.60	10/31/24	-	-	-	-
James Crawford	8,750	-	-	$7.44	10/14/25	-	-	-	-
Francis Knuettel II	72,500	-	-	$16.68	05/14/24	-	-	-	-
Francis Knuettel II	25,000	-	-	$25.60	10/31/24	-	-	-	-
Francis Knuettel II	25,000	-	-	$7.44	10/14/25	-	-	-	-

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the Board or Compensation Committee of any other entity that has one or more of its executive officers serving as a member of our Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of April 9, 2018: (i) by each of our directors, (ii) by each of the named executive officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of April 9, 2018, there were 19,327,940 shares of our common stock outstanding.

Amount and Nature of Beneficial Ownership as of March 16, 2018 (1)
Name and Address of Beneficial Owner (1)	Common Stock	Options	Warrants	Total	Percentage of Common Stock (%)

Officers and Directors

Doug Croxall (Chairman and CEO) (2)	778,846	-	-	778,846	4.0%

Francis Knuettel II (Chief Financial Officer) (3)	50,000	122,500	-	172,500	*

James Crawford (Chief Operating Officer) (4)	-	55,481	-	55,481	*

Edward Kovalik (Director) (5)	7,292	20,000	-	27,292	*

David Lieberman (6)	7,292	-	-	7,292	*

Merrick Okamoto (7)	17,014	-	-	17,014	*

Christopher Robichaud (8)	7,292	5,000	-	12,292	*

All Directors and Executive Officers (nine persons)	867,736	202,981	-	1,070,717	5.5%

* Less than 1%

(1) In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of April 9, 2018. In determining the percent of common stock owned by a person or entity on April 9, 2018, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on April 9, 2018 and (ii) the total number of shares that the beneficial owner may acquire upon conversion of securities and upon exercise of the warrants and options, subject to limitations on conversion and exercise as more fully described below. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares and such person’s address is c/o Marathon Patent Group, Inc., 11601 Wilshire Blvd., Ste. 500, Los Angeles, CA 90025.

(2) Shares of Common Stock are held by Croxall Family Revocable Trust, over which Mr. Croxall holds voting and dispositive power.

(3) Shares of Common Stock are held by Francis P. Knuettel II Revocable Trust, over which Mr. Knuettel holds voting and dispositive power. In addition, represents options to purchase (i) 72,500 shares of Common Stock at an exercise price of $16.66 per share, (ii) 25,000 shares of Common Stock at an exercise price of $25.60 per share and (iii) 25,000 shares of Common Stock at an exercise price of $7.44 per share.

(4) Represents options to purchase (i) 19,231 shares of Common Stock at an exercise price of $9.88 per share, (ii) 7,500 shares of Common Stock at an exercise price of $16.66 per share, (iii) 20,000 shares of Common Stock at an exercise price of $25.60 per share and (iv) 8,750 shares of Common Stock at an exercise price of $7.44 per share.

(5) Shares of Common Stock held by Mr. Kovalik, over which Mr. Kovalik holds voting and dispositive power. In addition, represents options to purchase (i) 5,000 shares of Common Stock at an exercise price of $13.18 per share, (ii) 5,000 shares of Common Stock at an exercise price of $29.78 per share, (ii) 5,000 shares of Common Stock at an exercise price of $8.12 per share, (iii) 40,000 shares of Common Stock at an exercise price of $5.05 per share, and (iv) 5,000 shares of Common Stock at an exercise price of $9.64 per share.

(6) Shares of Common Stock held by Mr. Lieberman, over which Mr. Lieberman holds voting and dispositive power.

(7) Shares of Common Stock held by First Stage Capital, Inc., over which Mr. Okamoto holds voting and dispositive power.

(8) Shares of Common Stock held by Mr. Robichaud, over which Mr. Robichaud holds voting and dispositive power. In addition, represents options to purchase 5,000 shares of Common Stock at an exercise price of $9.64 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than disclosed herein, there were no transactions during the year ended December 31, 2017 or any currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended December 31, 2017, we engaged RBSM LLP, as our independent auditor and for the year ended December 31, 2016, we engaged BDO USA, LLP, as our independent auditor. For the years ended December 31, 2017 and 2016, we incurred fees for our current auditor, RBSM as set forth below:

	Fiscal Year Ended
	December 31, 2017	December 31, 2016

Audit fees	$327,805	$145,000
Tax fees	44,390	37,701
All other fees	-	-

Audit fees consist of fees related to professional services rendered in connection with the annual audit of our annual financial statements, review of our quarterly financial statements and review of the Company’s registration statements and other filings.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our Audit Committee’s policy, pre-approval is generally provided for particular services or categories of services, including planned services, project-based services and routine consultations. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis. Our Audit Committee approved all services that our independent accountants provided to us in the past two fiscal years.

PART IV

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company dated November 25, 2011. (1)
3.2	Certificate of Amendment to Articles of Incorporation dated February 15, 2013. (2)
3.3	Certificate of Amendment to Amended and Restated Articles of Incorporation dated July 18, 2013 (3)
3.4	Certificate of Amendment to Articles of Incorporation dated October 25, 2017. (4)
3.5	Amended and Restated Bylaws of the Company dated November 25, 2011. (5)
4.1	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock. (6)
4.2	Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of 0% Series E Convertible Preferred Stock. (7)
4.3	Certificate of Correction to Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of 0% Series E Convertible Preferred Stock. (8)
4.4	Form of proposed Certificate of Designation of Preferences, Rights and Limitations of 0% Series E-1 Convertible Preferred Stock. (9)
10.1	Form of Unit Purchase Agreement dated as of August 14, 2017. (10)
10.2	Form of Registration Rights Agreement dated as of August 14, 2017. (11)
10.3	Form of 5% Convertible Promissory Note dated August 14, 2017. (12)
10.4	Form of Common Stock Purchase Warrant dated August 14, 2017. (13)
10.5	Form of Exchange Agreement dated as of July 16, 2017. (14)
10.6	Form of Exchange Agreement dated as of August 7, 2017. (15)
10.7	Form of Exchange Agreement dated as of November 28, 2017. (16)
10.8	Amended and Restated Croxall Retention Agreement dated August 30, 2017. (17)
10.9	Retention Agreement with Francis Knuettel II dated August 31, 2017. (18)
10.10	Employment Agreement with James Crawford dated August 31, 2017. (19)
10.11	Consulting Termination and Release Agreement with Erich Spangenberg dated August 31, 2017. (20)
10.12	Consulting Agreement dated August 31, 2017 with Page Innovations, LLC. (21)
10.13	Form of Lock-up Agreement with Doug Croxall dated September 7, 2017. (22)
10.14	Letter agreement with Revere Investments L.P., dated October 31, 2017. (23)
10.15	Agreement and Plan of Merger dated as of November 1, 2017. (24)
10.16	Amendment to Croxall Retention Agreement dated November 1, 2017. (25)
10.17	Voting and Standstill Agreement with Doug Croxall dated November 1, 2017. (26)
10.18	CF Marathon LLC Limited Liability Company Agreement dated as of October 20, 2017. (27)
10.19	First Amendment to Amended and Restated Revenue Sharing and Securities Purchase Agreement and Restructuring Agreement dated as of August 3, 2017. (28)
10.20	M&A Advisory Agreement with Palladium Capital Advisors, LLC, dated November 13, 2017. (29)
10.21	CIARA Technologies Agreement. (Confidential Treatment Requested) (30)
10.22	Master Services Agreement with Hypertec Systems Inc. dated December 15, 2017. (Confidential Treatment Requested) (31)
10.23	Engagement Letter with Roth Capital Partners, LLC dated December 7, 2017. (32)
10.24	Fairness Opinion dated December 13, 2017. (33)
10.25	Form of Securities Purchase Agreement. (34)
10.26	Form of Securities Purchase Agreement. (35)
10.27	Patent Rights Purchase and Assignment Agreement with XpresSpa Group, Inc. dated January 11, 2018. (36)
10.28	Amendment No. 1 to Agreement and Plan of Merger dated January 23, 2018. (37)
10.29	Lease Agreement, by and between 9349-0001 Quebec Inc. and Cryptoespace Inc., dated November 11, 2017. (38)
10.30	Assignment and Assumption Agreement, by and between Blocespace Inc. and Marathon Crypto Mining, Inc., dated February 12, 2018 (39)

10.31	Settlement Agreement and Release of Claims, dated March 8, 2018. (40)
10.32	Amendment No. 2 to Agreement and Plan of Merger, dated March 19, 2018. (41)
10.33	Amended and Restated Agreement and Plan of Merger, dated April 3, 2018. (42)
14.1	Code of Business Conduct and Ethics (43)
16.1	SingerLewak LLP letter to the Securities and Exchange Commission. (44)
16.2	Letter from BDO USA, LLP dated November 30, 2017. (45)
23.1	Consent of RBSM LLP.*
23.2	Consent of BDO USA, LLP.*

* Filed herein.

(1)	Previously filed as Exhibit 3.1 to Current Report on Form 8-K filed December 9, 2011 and incorporated herein by reference.
(2)	Previously filed as Exhibit 3.1 to Current Report on Form 8-K filed February 20, 2013 and incorporated herein by reference.
(3)	Previously filed as Exhibit 3.1 to Current Report on Form 8-K filed July 19, 2013 and incorporated herein by reference.
(4)	Previously filed as Exhibit 3.4 to Registration Statement on Form S-4 filed January 24, 2018 and incorporated herein by reference.
(5)	Previously filed as Exhibit 3.2 to Current Report on Form 8-K filed December 9, 2011 and incorporated herein by reference
(6)	Previously filed as Exhibit 3.2 to Current Report on Form 8-K filed May 7, 2014 and incorporated herein by reference.
(7)	Previously filed as Exhibit 4.1 to Current Report on Form 8-K filed December 1, 2017 and incorporated herein by reference.
(8)	Previously filed as Exhibit 4.1 to Current Report on Form 8-K filed December 22, 2017 and incorporated herein by reference.
(9)	Previously filed as Exhibit 4.4 to Registration Statement on Form S-4 filed January 24, 2018 and incorporated herein by reference.
(10)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed August 15, 2017 and incorporated herein by reference.
(11)	Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed August 15, 2017 and incorporated herein by reference.
(12)	Previously filed as Exhibit 4.1 to Current Report on Form 8-K filed August 15, 2017 and incorporated herein by reference.
(13)	Previously filed as Exhibit 4.2 to Current Report on Form 8-K filed August 15, 2017 and incorporated herein by reference.
(14)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed July 18, 2017 and incorporated herein by reference.
(15)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed August 9, 2017 and incorporated herein by reference.
(16)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed December 1, 2017 and incorporated herein by reference.
(17)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed September 5, 2017 and incorporated herein by reference.
(18)	Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed September 5, 2017 and incorporated herein by reference.
(19)	Previously filed as Exhibit 10.3 to Current Report on Form 8-K filed September 5, 2017 and incorporated herein by reference.
(20)	Previously filed as Exhibit 10.4 to Current Report on Form 8-K filed September 5, 2017 and incorporated herein by reference.
(21)	Previously filed as Exhibit 10.5 to Current Report on Form 8-K filed September 5, 2017 and incorporated herein by reference.
(22)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed September 12, 2017 and incorporated herein by reference.
(23)	Previously filed as Exhibit 10.14 to Registration Statement on Form S-4 filed January 24, 2018 and incorporated herein by reference.
(24)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed November 2, 2017 and incorporated herein by reference.
(25)	Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed November 2, 2017 and incorporated herein by reference.
(26)	Previously filed as Exhibit 10.3 to Current Report on Form 8-K filed November 2, 2017 and incorporated herein by reference.
(27)	Previously filed as Exhibit 10.18 to Registration Statement on Form S-4 filed January 24, 2018 and incorporated herein by reference.
(28)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed August 9, 2017 and incorporated herein by reference.
(29)	Previously filed as Exhibit 10.20 to Registration Statement on Form S-4 filed January 24, 2018 and incorporated herein by reference.
(30)	Previously filed as Exhibit 10.21 to Registration Statement on Form S-4 filed January 24, 2018 and incorporated herein by reference.
(31)	Previously filed as Exhibit 10.22 to Registration Statement on Form S-4 filed January 24, 2018 and incorporated herein by reference.
(32)	Previously filed as Exhibit 10.23 to Registration Statement on Form S-4 filed January 24, 2018 and incorporated herein by reference.
(33)	Previously filed as Exhibit 10.24 to Registration Statement on Form S-4 filed January 24, 2018 and incorporated herein by reference.
(34)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed December 12, 2017 and incorporated herein by reference
(35)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed December 19. 2017 and incorporated herein by reference
(36)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed January 18, 2018 and incorporated herein by reference.
(37)	Previously filed as Exhibit 10.28 to Registration Statement on Form S-4 filed January 24, 2018 and incorporated herein by reference.
(38)	Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed February 15, 2018 and incorporated herein by reference.
(39)	Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed February 15, 2018 and incorporated herein by reference.

(40)	Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed March 13, 2018 and incorporated herein by reference.
(41)	Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed March 20, 2018 and incorporated herein by reference.
(42)	Previously filed as Exhibit 10.4 to Current Report on Form 8-K filed April 4, 2018 and incorporated herein by reference.
(43)	Previously filed as Exhibit 14.1 to Annual Report on 10- K filed March 31, 2014 and incorporated herein by reference.
(44)	Previously filed as Exhibit 16.1 to Current Report on Form 8-K filed January 17, 2017 and incorporated herein by reference.
(45)	Previously filed as Exhibit 16.1 to Current Report on Form 8-K filed December 1, 2017 and incorporated herein by reference.

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

Date: April 16, 2018

MARATHON PATENT GROUP, INC.

	By:	/s/ Merrick Okamoto
Name: Merrick Okamoto
Title: Interim Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Francis Knuettel II
Name: Francis Knuettel II
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Merrick Okamoto	Interim Chief Executive Officer and Executive Chairman (Principal Executive Officer)	April 16, 2018
Merrick Okamoto

/s/ Francis Knuettel II	Chief Financial Officer (Principal Financial and Accounting Officer)	April 16, 2018
Francis Knuettel II

/s/ Edward Kovalik	Director	April 16, 2018
Edward Kovalik

/s/ David Lieberman	Director	April 16, 2018
David Lieberman

/s/ Christopher Robichaud	Director	April 16, 2018
Christopher Robichaud

