Form 10-Q
period 2018-03-31
Marathon Patent Group, Inc.
filed 2018-05-21
CIK 1507605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _______ to ______

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

Large Accelerated Filer	[ ]		Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	(Do not check if smaller reporting company)	Smaller Reporting Company	[X]
Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 20,577,940 shares of the registrant’s common stock are issued and outstanding as of May 17, 2018.

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

Item 1. Financial Statements

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash	$5,367,963	$14,948,529
Digital currencies	68,044	-
Accounts receivable - net of allowance for bad debt of $394,802 and $387,976 for March 31, 2018 and December 31, 2017, respectively	-	6,826
Prepaid expenses and other current assets	184,038	92,855
Total current assets	5,620,045	15,048,210

Other assets:
Property and equipment, net of accumulated depreciation of $366,777 and $134,513 for March 31, 2018 and December 31, 2017, respectively	5,578,377	10,011
Intangible assets, net of accumulated amortization of $11,863 for March 31, 2018	1,198,137	-
Total other assets	6,776,514	10,011
TOTAL ASSETS	$12,396,559	$15,058,221

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$2,071,142	$1,961,784
Litigation liability	-	2,150,000
Warrant liability	285,348	1,794,396
Notes payable, net of discounts of $345,256 and $2,290,028 for March 31, 2018 and December 31, 2017, respectively	1,613,849	1,763,920
Total current liabilities	3,970,339	7,670,100
Total liabilities	3,970,339	7,670,100

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, 1,943 and 5,513 issued and outstanding at March 31, 2018 and December 31, 2017, respectively	-	1
Common stock, $0.0001 par value; 200,000,000 shares authorized; 19,327,940 and 12,477,781 issued and outstanding at March 31, 2018 and December 31, 2017, respectively	1,933	1,248
Additional paid-in capital	100,553,943	97,113,723
Accumulated other comprehensive loss	(450,719)	(450,734)
Accumulated deficit	(91,678,937)	(89,276,117)
Total stockholders’ equity	8,426,220	7,388,121
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,396,559	$15,058,221

The accompanying notes are an integral part to these unaudited consolidated condensed financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	For the three months ended
	March 31,
	2018	2017
Revenues
Cryptocurrency mining revenue	$199,582	$-
Other revenue	40,385	78,137
Total revenues	239,967	78,137

Operating costs and expenses
Cost of revenue	267,709	451,762
Amortization of patents	-	705,958
Compensation and related taxes	413,118	1,085,546
Consulting fees	38,203	(28,779)
Professional fees	804,286	425,686
General and administrative	563,716	247,652
Realized loss on sale of digital currencies	1,510	-
Change in fair value of digital currencies	9,557	-
Total operating expenses	2,098,099	2,887,825
Operating loss	(1,858,132)	(2,809,688)
Other income (expenses)
Other income (expenses)	2,454	(14,825)
Foreign exchange loss	(15,332)	(85,862)
Change in fair value adjustment of Clouding IP earn out	-	13,879
Change in fair value of warrant liability	1,453,257	(213,208)
Amortization of debt discount	(1,944,772)	-
Interest income	-	1,241
Interest expense	(40,295)	(568,819)
Net loss	(2,402,820)	(3,677,282)
Net loss attributable to non-controlling interests	-	(70,636)
Net loss attributable to common stockholders	$(2,402,820)	$(3,606,646)

Net loss per share, basic and diluted:	$(0.16)	$(0.76)
Weighted average shares outstanding, basic and diluted:	15,222,735	4,764,890

Net loss attributable to common stockholders	$(2,402,820)	$(3,606,646)
Other comprehensive loss:
Unrealized gain on foreign currency translation	15	1,083
Comprehensive loss attributable to Marathon Patent Group, Inc.	$(2,402,805)	$(3,605,563)

The accompanying notes are an integral part to these unaudited consolidated condensed financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,402,820)	$(3,606,646)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	232,006	471
Amortization of patents and website	12,120	705,958
Realized loss on sale of digital currencies	1,510	-
Change in fair value of warrant liability	(1,453,257)	-
Stock based compensation	329,525	41,424
Amortization of debt discount	1,944,772	-
Bad debt allowance	6,826	-
Non-cash interest, discount, and financing costs	-	52,733
Change in fair value of digital currency	9,557	-
Change in fair value of Clouding earnout	-	(13,879)
Non-controlling interest	-	(70,636)
Other non-cash adjustments	-	67,164
Changes in operating assets and liabilities:
Accounts receivables	-	(8,328)
Digital currencies	(199,582)	-
Litigation liability	(2,150,000)	-
Bonds posted with courts	-	(351,647)
Prepaid expenses and other assets	(91,183)	(386,903)
Other non current assets	-	1,203
Accounts payable and accrued expenses	110,104	(1,099,415)
Net cash (used in) operating activities	(3,650,422)	(4,668,501)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of patents	(250,000)	-
Purchase of property and equipment	(5,800,629)	(2,097)
Net cash (used in) investing activities	(6,050,629)	(2,097)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment on note payable	-	(5,728,000)
Proceeds from sale of digital currencies	120,470	-
Proceeds received on issuance of notes payable	-	4,500,000
Proceeds received on private placement	-	1,262,865
Proceeds received on exercise of warrants	-	132,427
Net cash provided by financing activities	120,470	167,292

Effect of foreign exchange rate changes	15	(1,556)

Net decrease in cash and cash equivalents	(9,580,566)	(4,504,862)
Cash and cash equivalents — beginning of period	14,948,529	4,998,314
Cash and cash equivalents — end of period	$5,367,963	$493,452

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest expense	$-	$333,608
Cash paid during the year for income taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Common stock issued for acquisition of patents	$960,000	$-
Conversion of Series E Preferred Stock to common stock	$357	$-
Common stock issued for note conversion	$2,095,588	$-
Restricted stock issuance	$39	$-
Warrants exercised into common shares	$55,791	$-

The accompanying notes are an integral part to these unaudited consolidated condensed financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

Our historical business is to acquire patents and patent rights and to monetize the value of those assets to generate revenue and profit for Marathon Patent Group, Inc. (the “Company”). With the increasing difficulties experienced in the patent monetization space associated with judicial and legislative changes over the last couple of years, the Board of Directors of the Company began to consider alternate business to enter into during the summer of 2017. Following an analysis of a number of different options, on November 1, 2017, the Company entered into a proposed merger agreement with Global Bit Ventures, Inc. (“GBV”), which is focused on mining digital assets. The Company has since purchased our cryptocurrency mining machines and established a data center in Canada to mine digital assets. Following the merger, the Company intends to add GBV’s existing technical capabilities and digital asset miners and expand our activities in the mining of new digital assets, while at the same time harvesting the value of our remaining IP assets.

On January 1, 2018, our Board adopted the 2018 Equity Incentive Plan, subsequently approved by the stockholders on March 7, 2018, pursuant to which up to 10,000,000 shares of common stock, stock options, restricted stock, preferred stock, stock-based awards and other awards are reserved for issuance as awards to employees, directors, consultants, advisors and other service providers.

All share and per share values for all periods presented in the accompanying consolidated financial statements have been retroactively adjusted to reflect the 1:4 Reverse Split which occurred on October 30, 2017.

Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the condensed consolidated financial statements, the Company had and accumulated deficit of approximately $91.7 million at March 31, 2018, a net loss of approximately $2.4 million and approximately $3.7 million net cash used in operating activities for the three months ended March 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Based on the Company’s current revenue and profit projections, management is uncertain that the Company’s existing cash will be sufficient to fund its operations through at least the next twelve months from the issuance date of the financial statements, raising substantial doubt regarding the Company’s ability to continue operating as a going concern. If we do not meet our revenue and profit projections or the business climate turns negative, then we will need to:

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year ended December 31, 2018.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements

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

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2017 Annual Report other than the adoption of the Financial Accounting Standards Board (FASB) Accounting Standard Updates (ASU) 606, Revenue from Contracts with Customers and the accounting for digital assets and crypto currency machines.

Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision–making group in deciding how to allocate resources and in assessing performance. Our chief operating decision–making group is composed of the chief executive officer and chief financials (“CODM”). The Company currently operates in the Digital Currency Blockchain segment. The Company’s Crypto-currency Machines are located in Canada and the Company has employees only in the United States and views its operations as one operating segment as the CODM reviews financial information on a consolidated basis in making decisions regarding resource allocations and assessing performance.

Digital Currencies

Digital currencies consist of crypto-currency denominated assets such as Bitcoin and are included in current assets. Digital currencies are carried at their fair market value determined by an average spot rate of the most liquid digital currency exchanges. The digital currency market is still a new market and is highly volatile; historical prices are not necessarily indicative of future value; a significant change in the market prices for digital currencies would have a significant impact on the Company’s earnings and financial position.

Crypto-currency Machines

Management has assessed the basis of depreciation of the Company’s Crypto-currency Machines used to verify digital currency transactions and generate digital currencies and believes they should be depreciated over a 2 year period. The rate at which the Company generates digital assets and, therefore, consumes the economic benefits of its transaction verification servers are influenced by a number of factors including the following:

●	the complexity of the transaction verification process which is driven by the algorithms contained within the bitcoin open source software;

●	the general availability of appropriate computer processing capacity on a global basis (commonly referred to in the industry as hashing capacity which is measured in Petahash units); and

●	technological obsolescence reflecting rapid development in the transaction verification server industry such that more recently developed hardware is more economically efficient to run in terms of digital assets generated as a function of operating costs, primarily power costs i.e. the speed of hardware evolution in the industry is such that later hardware models generally have faster processing capacity combined with lower operating costs and a lower cost of purchase.

The Company operates in an emerging industry for which limited data is available to make estimates of the useful economic lives of specialized equipment. Management has determined that a two year diminishing value best reflects the current expected useful life of transaction verification servers. This assessment takes into consideration the availability of historical data and management’s expectations regarding the direction of the industry including potential changes in technology. Management will review this estimate annually and will revise such estimates as and when data comes available.

To the extent that any of the assumptions underlying management’s estimate of useful life of its transaction verification servers are subject to revision in a future reporting period either as a result of changes in circumstances or through the availability of greater quantities of data then the estimated useful life could change and have a prospective impact on depreciation expense and the carrying amounts of these assets.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when there is persuasive evidence of an arrangement and that the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectability is probable. Our material revenue stream is related to the mining of digital currencies. In consideration for these services, the Company receives digital currencies which are recorded as revenue, using the average U. S. dollar spot price of the related crypto-currency on the date of receipt. The coins are recorded on the balance sheet at their fair value and re–measured at each reporting date. Revaluation gains or losses, as well as gains or losses on sale of digital currencies are recorded as a component of cost of revenues in the statement of operations. Expenses associated with running the crypto-currency mining business, such as equipment deprecation, rent and electricity cost are also recorded as cost of revenues.

There is currently no specific definitive guidance in U.S. GAAP or alternative accounting frameworks for the accounting for the production and mining of digital currencies and management has exercised significant judgement in determining appropriate accounting treatment for the recognition of revenue for mining of digital currencies. Management has examined various factors surrounding the substance of the Company’s operations and the guidance in ASC 606, Revenue from Contracts with Customers, including the stage of completion being the completion and addition of a block to a blockchain and the reliability of the measurement of the digital currency received. In the event authoritative guidance is enacted by the FASB, the Company may be required to change its policies which could result in a change in the Company’s financial statements.

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers. The core principle of the new revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

● Step 1: Identify the contract with the customer

● Step 2: Identify the performance obligations in the contract

● Step 3: Determine the transaction price

● Step 4: Allocate the transaction price to the performance obligations in the contract

● Step 5: Recognize revenue when the company satisfies a performance obligation

In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met:

●	The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct).
●	The entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

If a good or service is not distinct, the good or service is combined with other promised goods or services until a bundle of goods or services is identified that is distinct.

The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer. The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. When determining the transaction price, an entity must consider the effects of all of the following:

● Variable consideration

● Constraining estimates of variable consideration

● The existence of a significant financing component in the contract

● Noncash consideration

● Consideration payable to a customer

Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

The transaction price is allocated to each performance obligation on a relative standalone selling price basis.

The transaction price allocated to each performance obligation is recognized when that performance obligation is satisfied, at a point in time or over time as appropriate.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements

There is only one performance obligation in each digital currency transaction (transfer of a verified transaction to the blockchain). If the Company is successful in adding a block to the blockchain (by verifying an individual transaction), the Company is automatically awarded a fixed number of digital currency tokens for their effort. At the time the contract with the customer arises (upon being the first to solve the algorithm and transferring a verified transaction to the blockchain), the consideration receivable is fixed. As such, the Company concluded that there was no variable consideration. There is no significant financing component or consideration payable to the customer in these transactions.

Digital currencies are non-cash consideration and thus must be included in the transaction price at fair value at the inception of the contract, which is when the algorithm is solved and a verified transaction is transferred to the blockchain. Fair value is determined using the average U.S. dollar spot rate of the related digital currency.

The Company will subsequently account for digital currencies received at fair value, with changes in fair value flowing through current income, as the Company has concluded that that the fair value measurement model, with both realized and unrealized changes reflected currently in the income statement, will best represent the economics associated with holding digital currencies. These subsequent holding gains and losses will not be reflected as revenue from contracts with customers, in accordance with the guidance above but will be recorded as a component of costs and expenses.

Expenses associated with running the digital currency mining business, such as rent and electricity cost are also recorded as cost of revenues. Depreciation on digital currency mining equipment are recorded as a component of costs and expenses.

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

At March 31, 2018 and December 31, 2017, Note Receivables on the Balance Sheets consists of an uncollateralized note receivable in the amount of $588,864 from nXn, an entity owned or controlled or previously owned or controlled by Erich Spangenberg. The note receivable does not carry interest and was repayable to the Company at the earlier of March 31, 2018 or based upon certain milestones. The note receivable was not repaid by nXn by March 31, 2018 and the Company took a full reserve for bad debt as of December 31, 2017.

At March 31, 2018 and December 31, 2017, the Company owed Doug Croxall, $20,000 and $124,297, respectively, which is comprised of $187,500 representing the remaining balance of his bonus pursuant to his Retention Agreement, as amended, and is reduced by $63,203, which is accounted for and presented as an advance due from related parties. It is possible that these advances by the Company to related parties could be deemed to be in violation of Section 402 of the Sarbanes-Oxley Act of 2002. However, the Company has not made a determination as of the date hereof if the advances resulted in a violation of that provision. If, however, it is determined these advances violated the prohibitions of Section 402, the Company could be subject to investigation and/or litigation that could involve significant time and costs and may not be resolved favorably. The Company is unable to predict the extent of its ultimate liability with respect to these transactions. The costs and other effects of any future litigation, government investigations, legal and administrative cases and proceedings, settlements, judgments and investigations, claims and changes in this matter could have a material adverse effect on the Company’s financial condition and operating results.

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

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of March 31, 2018 and December 31, 2017, respectively:

	Fair value measured at March 31, 2018
	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	March 31, 2018	(Level 1)	(Level 2)	(Level 3)
Assets
Digital Currencies	$68,044	$68,044	$-	$-

Liabilities
Warrant liability	$285,348	$-	$-	$285,348

	Fair value measured at December 31, 2017
	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant liability	$1,794,396	$-	$-	$1,794,396

There were no transfers between Level 1, 2 or 3 during the three months ended March 31, 2018.

The following table presents additional information about Level 1 assets measured at fair value. Changes in Level 1 assets measured at fair value for the three months ended March 31, 2018:

Digital currencies at fair value - December 31, 2017	$-
Additions of digital currencies	199,582
Realized loss on sale of digital currencies	(1,510)
Change in fair value of digital currencies	(9,557)
Proceeds from sale of digital currencies	(120,471)
Digital Currencies at fair value - March 31, 2018	$68,044

The Company uses Level 1 of the fair value hierarchy to measure the fair value of digital currencies and revalues its digital currencies at every reporting period and recognizes gains or losses in the condensed statements of operations that are attributable to the change in the fair value of the digital currency.

As at March 31, 2018, the Company’s digital currencies consisted of Bitcoin, with a fair value of $68,044. Digital currencies are recorded at their fair value on the date they are received as revenues, and are revalued to their current market value at each reporting date. Fair value is determined by taking the spot rate from the most liquid exchanges.

At March 31, 2018, the Company had an outstanding warrant liability in the amount of $285,348 associated with warrants that were issued in January 2017 and warrants issued in related to the Convertible Notes issued in August and September of 2017. The following table rolls forward the fair value of the Company’s warrant liability, the fair value of which is determined by Level 3 inputs for the three months ended March 31, 2018.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements

FV of warrant liabilities

Fair value
Outstanding as of December 31, 2017	$1,794,396
Exercised	(55,791)
Change in fair value of warrants	(1,453,257)
Outstanding as of March 31, 2018	$285,348

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

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at March 31, 2018 and 2017 are as follows:

	As of March 31,
	2018	2017
Warrants to purchase common stock	728,764	598,643
Options to purchase common stock	448,771	826,156
Preferred stock to exchange common stock	1,942,161	195,501
Convertible notes to exchange common stock	2,448,882	16,667
Total	5,568,578	1,636,967

The following table sets forth the computation of basic and diluted loss per share:

	For the three months ended March 31,
	2018	2017
Net loss attributable to common shareholders	$(2,402,820)	$(3,606,646)

Denominator:
Weighted average common shares - basic and diluted	15,222,735	4,764,890

Loss per common share - basic and diluted	$(0.16)	$(0.76)

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

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU provides clarity about which changes to the terms or conditions of a share-based payment award require the application of modification accounting. Specifically, ASU 2017-09 clarifies that changes to the terms or conditions of an award should be accounted for as a modification unless all of the following are met: 1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified, 2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified and 3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. ASU 2017-09 is effective for annual reporting periods beginning after December 15, 2017 and early adoption is permitted. The Company adopted ASU 2017-09 on January 1, 2018 and the adoption did not have a material impact on the Company’s accounting for share-based payment awards, as changes to awards’ terms and conditions subsequent to the grant date are unusual and infrequent in nature.

In January 2017, the FASB issued ASU 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business and assists entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under this guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset (or group of similar assets), the assets acquired would not represent a business. In addition, in order to be considered a business, an acquisition would have to include at a minimum an input and a substantive process that together significantly contribute to the ability to create an output. The amended guidance also narrows the definition of outputs by more closely aligning it with how outputs are described in FASB guidance for revenue recognition. This guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company adopted ASU 2017-01 on January 1, 2018 and the adoption did not have a material impact on the Company’s consolidated condensed financial statements and notes thereto.

In May 2014, the FASB Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, as a new Topic, (ASC) Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. This ASU must be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are considering the alternatives of adoption of this ASU and we are conducting our review of the likely impact to the existing portfolio of customer contracts entered into prior to adoption. The Company adopted ASU 2014-09 on January 1, 2018 under the modified retrospective approach and the adoption did not have a material impact on the Company’s results of operations, cash flows and financial position.

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

NOTE 3 – PATENT PURCHASES

On January 11, 2018, Marathon Patent Group, Inc. (the “Company”) entered into a Patent Rights Purchase and Assignment Agreement (the “Agreement”), with XpresSpa Group, Inc., a Delaware Corporation (the “Seller”) and Crypto Currency Patent Holdings Company LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“CCPHC”). Pursuant to the Agreement, the Seller agreed to irrevocably assign, sell, grant, transfer and convey, and CCPHC agreed to accept and acquire, the exclusive right, title and interest in and to certain patents owned by the Seller (“Assigned IP”), subject to the terms and conditions set forth in the Agreement. As consideration for the Assigned IP, the Seller shall receive (i) payment in the amount of $250,000 from CCPHC and (ii) 250,000 shares of common stock of the Company, par value $0.0001 per share (the “Consideration Shares”), with piggyback registration rights. The Consideration Shares shall be issued by the Company to the Seller, subject to the terms and conditions of a lock-up agreement. The fair value of the 250,000 shares was $960,000 and was based upon the closing price of the Company’s common stock.

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

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements

In addition, the Company agreed to issue 25,000 shares of the Company’s common stock to Andrew Kennedy Lang, one of the named inventors of the patents, in exchange for consulting services, and 50,000 shares of the Company’s common stock to another individual in exchange for consulting services, in connection with the acquisition of the Assigned IP. The fair value of these shares was $278,750 and was based upon the closing price of the Company’s common stock on date of agreement. The Company recorded the fair value of these shares as a component of compensation and related taxes expense.

NOTE 4 – DIGITIAL ASSET MINING

On February 7, 2018, Marathon Crypto Mining, Inc. (“MCM”), a Nevada corporation and wholly owned subsidiary of the Company, entered into an agreement to acquire 1,400 Bitmain’s Antminer S9 miners (“Antminer S9s”). The purchase price was $5,104,485. The Company also paid installation costs of $694,647 (total paid and capitalized during the three months ended March 31, 2018 was $5,799,132). The Company will depreciate the Antminer S9’s and related installation costs over a two year period. Depreciation for the three months ended March 31, 2018 was $232,006.

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

NOTE 5 - STOCKHOLDERS’ EQUITY

Series B Convertible Preferred Stock

As of March 31, 2018, 1 share of Series B Convertible Preferred Stock was outstanding.

Series E Preferred Stock

During the three months ended March 31, 2018, 3,570 shares of the Series E Convertible Preferred Stock had been converted to the Company’s Common Stock and 1,942 shares of the Series E Convertible Preferred Stock was outstanding as of March 31, 2018.

Common Stock

During the three months ended March 31, 2018, the Company issued 2,619,485 shares of Common Stock to Note Holders in connection with debt conversions, 218,400 shares of Common Stock were issued to Board members for their services, 3,569,543 shares of Common Stock with respect to the conversion of Series E Convertible Preferred Stock, 17,731 shares of Common Stock in connection with the exercise of a warrant, 250,000 shares of Common Stock issued pursuant to a patent purchase and 175,000 shares of Common Stock issued to consultants.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements

Common Stock Warrants

As of March 31, 2018, the Company had warrants outstanding to purchase 728,764 shares of Common Stock with a weighted average remaining life of 3.8 years. A summary of the status of the Company’s outstanding stock warrants and changes during the period then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2017	773,966	$5.99	4.1
Expired	(1,202)	15.60	-
Exercised	(44,000)	1.20	-
Outstanding as of March 31, 2018	728,764	$6.26	3.8
Warrants exercisable as of March 31, 2018	728,764	$6.26	3.8

Common Stock Options

A summary of the stock options as of March 31, 2018 and changes during the period are presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2017	448,771	$15.50	6.23
Outstanding as of March 31, 2018	448,771	$15.50	5.98
Options vested and expected to vest as of March 31, 2018	448,771	$15.50	5.98
Options vested and exercisable as of March 31, 2018	435,855	$15.59	5.92

NOTE 6 - DEBT, COMMITMENTS AND CONTINGENCIES

Debt consists of the following:

	Maturity	Interest
	Date	Rate	March 31, 2018	December 31, 2017
Convertible Note	5/10/2018	5%	$1,959,105	$4,053,948
Less: debt discount	and 5/31/2018		(345,256)	(2,290,028)
Total Convertible notes, net of discount			$1,613,849	$1,763,920

Total			$1,613,849	$1,763,920
Less: current portion			(1,613,849)	(1,763,920)
Total, net of current portion			$-	$-

On August 14, 2017, the Company entered into a unit purchase agreement (the “Unit Purchase Agreement”) with certain accredited investors providing for the sale of up to $5,500,000 of 5% secured convertible promissory notes (the “Convertible Notes”), which are convertible into shares of the Corporation’s common stock, and the issuance of warrants to purchase 6,875,000 shares of the Company’s Common Stock (the “Warrants”). The Convertible Notes are convertible into shares of the Company’s Common Stock at the lesser of (i) $0.80 per share or (ii) the closing bid price of the Company’s common stock on the day prior to conversion of the Convertible Note; provided that such conversion price may not be less than $0.40 per share. The Warrants have an exercise price of $1.20 per share. The Convertible Notes mature on May 31, 2018 and bear interest at the rate of 5% per annum. In two closings of the Unit Purchase Agreement, the Company issued all $5,500,000 in Convertible Notes to the investors. As of March 31, 2018, the Company had an outstanding obligation pursuant to the Convertible Notes in the amount of $1,959,105. Accrued interest as of March 31, 2018 was $103,794.

Office Lease

In October 2013, the Company entered into a net-lease for its current office space in Los Angeles, California. The lease will commence on May 1, 2014 and runs for seven years through April 30, 2021, with monthly lease payment escalating each year of the lease. In addition, to paying a deposit of $7,564 and the monthly base lease cost, the Company is required to pay pro rata share of operating expenses and real estate taxes. Under the terms of the lease, the Company will not be required to pay rent for the first five months but must remain in compliance with the terms of the lease to continue to maintain that benefit. In addition, the Company has a one-time option to terminate the lease in the 42th month of the lease. Minimum future lease payments under this lease at March 31, 2018, for the next five years are as follows:

2018 (Nine Months)	$55,905
2019	77,872
2020	81,336
2021	27,504
Total	$242,617

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements

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

In the normal course of our business of patent monetization, it is generally necessary for us to initiate litigation in order to commence the process of protecting our patent rights. Such litigation is expected to lead to a monetization event. Accordingly, we are, and in the future, expect to become, a party to ongoing patent enforcement related litigation alleging infringement by various third parties of certain patented technologies owned and/or controlled by us. Litigation is commenced by and managed through the subsidiary that owns the related portfolio of patents or patent rights. In connection with our enforcement activities, we are currently involved in multiple patent infringement cases. As of March 31, 2018, the Company is involved into a total of 5 lawsuits against defendants in the following jurisdictions:

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

NOTE 7 - SUBSEQUENT EVENTS

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

Lease Agreement

Effective June 1, 2018, the Company will be renting its corporate office at 1180 North Town Center Drive, Suite 100, Las Vegas, Nevada 89144, on a month to month basis. The monthly rent is $1,907. A security deposit of $3,815 has been paid.

Note Conversion

During April 2018, the Company issued 1,200,000 shares of Common Stock to Note Holders in connection with debt conversions. The Company’s note payable balance was reduced by $960,000.

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

Recent Developments

Patent Purchase

On January 11, 2018, the Company entered into a Patent Rights Purchase and Assignment Agreement (the “Agreement”), with XpresSpa Group, Inc., a Delaware Corporation (the “Seller”) and Crypto Currency Patent Holdings Company LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“CCPHC”). Pursuant to the Agreement, the Seller agreed to irrevocably assign, sell, grant, transfer and convey, and CCPHC agreed to accept and acquire, the exclusive right, title and interest in and to certain patents owned by the Seller (“Assigned IP”), subject to the terms and conditions set forth in the Agreement. As consideration for the Assigned IP, the Seller shall receive (i) payment in the amount of $250,000 from CCPHC and (ii) 250,000 shares of common stock of the Company, par value $0.0001 per share (the “Consideration Shares”), with piggyback registration rights. The Consideration Shares were issued by the Company to the Seller, subject to the terms and conditions of a lock-up agreement. The fair value of the 250,000 shares was $960,000 and was based upon the closing price of the Company’s common stock.

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

In addition, the Company agreed to issue 25,000 shares of the Company’s common stock to Andrew Kennedy Lang, one of the named inventors of the patents, in exchange for consulting services, and 50,000 shares of the Company’s common stock to another individual in exchange for consulting services, in connection with the acquisition of the Assigned IP. The fair value of these shares was $278,750 and was based upon the closing price of the Company’s common stock on date of agreement. The Company recorded the fair value of these shares as a component of compensation and related taxes expense.

Lease and Purchase of Digital Asset Mining Servers

On February 7, 2018, Marathon Crypto Mining, Inc. (“MCM”), a Nevada corporation and wholly owned subsidiary of the us, entered into an agreement to acquire 1,400 Bitmain’s Antminer S9 miners (“Antminer S9s”). The purchase price was $5,104,485. We also paid installation costs of $694,647 (total paid and capitalized during the three months ended March 31, 2018 was $5,799,132). We will depreciate the Antminer S9’s over a two year period.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and significant estimates are detailed in our 2017 Annual Report. Our critical accounting policies and significant estimates have not changed from those previously disclosed in our 2017 Annual Report, except for those accounting subjects mentioned in the section of the notes to the condensed consolidated financial statements titled Adoption of Recent Accounting Pronouncements.

Results of Operations

For the Three Months Ended March 31, 2018 and 2017

We generated revenues of $239,967 during the three months ended March 31, 2018 as compared to $78,137 during the three months ended March 31, 2017. For the three months ended March 31, 2018, this represented an increase of $161,830 or 207%. Revenue for the three months ended March 31, 2018 were derived primarily from cryptocurrency mining.

For the three months ended March 31, 2017, the Company received no revenues from newly-issued settlement and license agreements.

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

Direct cost of revenues during the three months ended March 31, 2018 amounted to $267,709 and for the three months ended March 31, 2017, the direct cost of revenues amounted to $451,762. For the three months ended March 31, 2018, this represented a decrease of $184,053 or 41%. Direct costs of revenue include depreciation and amortization expenses of the cryptocurrency mining machines and patents, contingent payments to patent enforcement legal costs, patent enforcement advisors and inventors as well as various non-contingent costs associated with enforcing the Company’s patent rights and otherwise in developing and entering into settlement and licensing agreements that generate the Company’s revenue.

We incurred other operating expenses of $1,830,391 for the three months March 31, 2018 and $2,436,063 for the three months March 31, 2017. For the three months ended March 31, 2018, this represented a decrease of $605,672 or 25%. These expenses primarily consisted of compensation to our officers, directors and employees, professional fees and consulting incurred in connection with the day-to-day operation of our business. The operating expenses consisted of the following:

	Total Other Operating Expenses
	For the Quarter Ended March 31, 2018	For the Quarter Ended March 31, 2017
Amortization of patents (1)	$-	$705,958
Compensation and related taxes (2)	413,118	1,085,546
Consulting fees (3)	38,203	(28,779)
Professional fees (4)	804,286	425,686
Other general and administrative (5)	563,716	247,652
Realized loss on sale of digital currencies	1,510	-
Change in fair value of digital currency	9,557	-
Total	$1,830,391	$2,436,063

Non-cash other operating expenses for the three months ended March 31, 2018 and March 31, 2017 include non-cash other operating expenses totaling $306,709 and $748,862, respectively. Non-cash operating expenses consisted of the following:

	Non-Cash Other Operating Expenses
	For the Quarter Ended March 31, 2018	For the Quarter Ended March 31, 2017
Amortization of patents (1)	$-	$705,958
Compensation and related taxes (2)	306,709	181,337
Consulting fees (3)	-	(140,021)
Professional fees (4)	-	108
Other general and administrative (5)	-	1,480
Total	$306,709	$748,862

(1)	Amortization of patents: Amortization expenses were $705,958 during the three months ended March 31, 2017, a decrease of $705,958 or 100%. The decrease results from the expiration of some of the Company’s patents and lower book value associated with remaining patent portfolios following impairment charges taken over the last twelve months to some of the Company’s portfolios. When the Company acquires patents and patent rights, the Company capitalizes the cost of those assets and amortizes those costs over the remaining useful lives of the assets. All patent amortization expenses are non-cash expenses.

(2)	Compensation expense and related taxes: Compensation expense includes cash compensation and related payroll taxes and benefits, and non-cash equity compensation expenses. For the three months ended March 31, 2018 and 2017, respectively, compensation expense and related payroll taxes were $413,118 and $1,085,546, an decrease of $672,428 or 62%. During the three months ended March 31, 2018 and 2017, we recognized non-cash employee and board equity-based compensation of $306,709 and $181,337, respectively.

(3)	Consulting fees: For the three months ended March 31, 2018 and 2017, we incurred consulting fees of $38,203 and negative $28,779, respectively, an increase of $66,982 or 233%. Consulting fees include both cash and non-cash related consulting fees primarily for investor relations and public relations services as well as other consulting services. The increase in consulting fees for the three months ended March 31, 2018 compared to the same period in the prior year was primarily the result of a credit associated with the mark to market of an option grant issued to a consultant, who no longer derives a majority of his compensation from the Company and the Company therefore must mark to market his option grant on a quarterly basis. Given the considerable decline in the Company’s stock price since the issuance of the grant, this resulted in a sizable credit. During the three months ended March 31, 2017, we recognized non-cash equity-based consulting fees of negative $140,021.

(4)	Professional fees: For the three months ended March 31, 2018 and 2017, professional fees were $804,286 and $425,686, respectively, an increase of $378,600 or 89%. Professional fees primarily reflect the costs of professional outside accounting fees, legal fees and audit fees.

(5)	Other general and administrative expenses: For the three months ended March 31, 2018 and 2017, other general and administrative expenses were $563,716 and $247,652, respectively, an increase of $316,064 or 128%. General and administrative expenses reflect the other non-categorized operating costs of the Company and include expenses related to being a public company, rent, insurance, technology and other expenses incurred to support the operations of the Company.

Operating Loss

We reported operating loss from continuing operations of $1,858,132 for the three months ended March 31, 2018 and operating loss of $2,809,688, for the three months ended March 31, 2017.

Other Expenses

Total other expenses was $544,688 for the three months ended March 31, 2018 and $867,594 for the three months ended March 31, 2017.

Net Loss Available to Common Shareholders

We reported net loss of $2,402,820 for the three months ended March 31, 2018 and net loss of $3,606,646 for the three months ended March 31, 2017.

Liquidity and Capital Resources

The Company’s condensed consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the condensed consolidated financial statements, the Company had and accumulated deficit of approximately $91.7 million at March 31, 2018, a net loss of approximately $2.4 million and approximately $3.7 million net cash used in operating activities for the three months ended March 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At March 31, 2018, the Company’s cash and cash equivalents balances totaled $5,367,963 compared to $14,948,529 at December 31, 2017.

Net working capital decreased by $5,728,404 to $1,649,706 at March 31, 2018 from $7,378,110 at December 31, 2017.

Cash used in operating activities was $3,650,422 during the three months ended March 31, 2018 and cash used in operating activities of $4,668,501 during the three months ended March 31, 2017.

Cash used in investing activities was $6,050,629 during the three months need March 31, 2018 and cash used in in investing activities of $2,097 for the three months ended March 31, 2017.

Cash provided by financing activities was $120,470 during the three months ended March 31, 2018 compared to cash provided by financing activities in the amount of $167,292 during the three months ended March 31, 2017. Cash provided by financing activities for the three months ended March 31, 2017 resulted from proceeds from the sale of common stock issued pursuant to an ATM offering, offset by payments made for the acquisition of patents and other intangible assets.

Based on our current revenue and profit projections, we are uncertain that our existing cash will be sufficient to fund its operations through at least the next twelve months, raising substantial doubt regarding our ability to continue operating as a going concern. If we do not meet our revenue and profit projections or the business climate turns negative, then we will need to:

●	raise additional funds to support our operations; provided, however, there is no assurance that we will be able to raise such additional funds on acceptable terms, if at all. If we raise additional funds by issuing securities, existing stockholders may be diluted; and

●	review strategic alternatives.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework in the 2013 COSO framework. Based on this assessment, management concluded that our disclosure controls and procedures were not effective.

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

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In the normal course of our business of patent monetization, it is generally necessary for us to initiate litigation in order to commence the process of protecting our patent rights. Such litigation is expected to lead to a monetization event. Accordingly, we are, and in the future, expect to become, a party to ongoing patent enforcement related litigation alleging infringement by various third parties of certain patented technologies owned and/or controlled by us. Litigation is commenced by and managed through the subsidiary that owns the related portfolio of patents or patent rights. In connection with our enforcement activities, we are currently involved in multiple patent infringement cases. As of March 31, 2018, the Company is involved into a total of 5 lawsuits against defendants in the following jurisdictions:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Effective June 1, 2018, the Company will be renting its corporate office at 1180 North Town Center Drive, Suite 100, Las Vegas, Nevada 89144, on a month to month basis. The monthly rent is $1,907. A security deposit of $3,815 has been paid. This will be the Company’s executive offices effective June 1, 2018.

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

Date: May 18, 2018

MARATHON PATENT GROUP, INC.

By:	/s/ Merrick Okamoto
Name: Merrick Okamoto
Title: Interim Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David Lieberman
Name: David Lieberman
Title: Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

