Form 10-Q
period 2018-06-30
Marathon Patent Group, Inc.
filed 2018-08-14
CIK 1507605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _______to______

MARATHON PATENT GROUP, INC.

(Exact Name of Registrant as Specified in Charter)

Nevada	001-36555	01-0949984
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

1180 North Town Center Drive, Suite 100 Las Vegas, NV	89144
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 702-945-2773

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 24,062,940 shares of common stock are issued and outstanding as of August 13, 2018.

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

Item 1. Financial Statements

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash	$4,232,611	$14,948,529
Digital currencies	385,275	-
Accounts receivable - net of allowance for bad debt of $387,976 for December 31, 2017	-	6,826
Prepaid expenses and other current assets	574,852	92,855
Total current assets	5,192,738	15,048,210

Other assets:
Property and equipment, net of accumulated depreciation of $941,368 and $134,513 for June 30, 2018 and December 31, 2017, respectively	4,457,869	10,011
Intangible assets, net of accumulated amortization of $29,657 for June 30, 2018	1,180,343	-
Total other assets	5,638,212	10,011
TOTAL ASSETS	$10,830,950	$15,058,221

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,953,693	$1,961,784
Litigation liability	-	2,150,000
Warrant liability	190,719	1,794,396
Notes payable, net of discounts of $0 and $2,290,028 for June 30, 2018 and December 31, 2017, respectively	999,106	1,763,920
Total current liabilities	3,143,518	7,670,100
Total liabilities	3,143,518	7,670,100

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, 1,943 and 5,513 issued and outstanding at June 30, 2018 and December 31, 2017, respectively	-	1
Common stock, $0.0001 par value; 200,000,000 shares authorized; 23,577,940 and 12,477,781 issued and outstanding at June 30, 2018 and December 31, 2017, respectively	2,358	1,248
Additional paid-in capital	104,491,375	97,113,723
Accumulated other comprehensive loss	(450,719)	(450,734)
Accumulated deficit	(96,355,582)	(89,276,117)
Total stockholders’ equity	7,687,432	7,388,121
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,830,950	$15,058,221

The accompanying notes are an integral part to these unaudited consolidated condensed financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues
Cryptocurrency mining revenue	$661,917	$-	$861,499	$-
Other revenue	26,585	368,800	66,970	446,937
Total revenues	688,502	368,800	928,469	446,937

Operating costs and expenses
Cost of revenue	931,630	1,024,078	1,199,339	1,479,486
Amortization of patents	-	639,887	-	1,345,846
Compensation and related taxes	252,853	760,542	665,971	1,846,088
Consulting fees	187,583	85,580	225,786	56,801
Professional fees	226,514	645,144	1,030,800	1,070,830
General and administrative	558,894	142,281	1,122,610	386,286
Realized loss on sale of digital currencies	3,710	-	5,220	-
Change in fair value of digital currencies	67,516	-	77,073	-
Break-up fee - issuance of shares to GBV	2,850,000	-	2,850,000	-
Total operating expenses	5,078,700	3,297,512	7,176,799	6,185,337
Operating loss	(4,390,198)	(2,928,712)	(6,248,330)	(5,738,400)
Other income (expenses)
Other income (expenses)	(18,909)	913,357	(16,455)	898,532
Foreign exchange gain (loss)	(7,760)	102,913	(23,093)	17,050
Change in fair value adjustment of Clouding IP earn out	-	-	-	13,879
Change in fair value of warrant liability	94,629	208,301	1,547,886	(4,907)
Amortization of debt discount	(345,256)	-	(2,290,028)	-
Interest income	-	621	-	1,862
Interest expense	(9,151)	(564,680)	(49,445)	(1,133,499)
Loss before income taxes	(4,676,645)	(2,268,200)	(7,079,465)	(5,945,483)
Income tax expense	-	(17,242)	-	(17,242)
Net loss	(4,676,645)	(2,285,442)	(7,079,465)	(5,962,725)
Net loss attributable to non-controlling interests	-	(84,650)	-	(155,286)
Net loss attributable to common stockholders	$(4,676,645)	$(2,200,792)	$(7,079,465)	$(5,807,439)

Net loss per share, basic and diluted:	$(0.23)	$(0.39)	$(0.40)	$(1.12)
Weighted average shares outstanding, basic and diluted:	20,037,189	5,641,662	17,643,262	5,205,698

Net loss attributable to common stockholders	$(4,676,645)	$(2,200,792)	$(7,079,465)	$(5,807,439)
Other comprehensive income:
Unrealized gain on foreign currency translation	-	126,062	15	127,144
Comprehensive loss attributable to Marathon Patent Group, Inc.	$(4,676,645)	$(2,074,730)	$(7,079,450)	$(5,680,295)

The accompanying notes are an integral part to these unaudited consolidated condensed financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,079,465)	$(5,807,439)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	806,598	948
Amortization of patents and website	29,914	1,345,846
Realized loss on sale of digital currencies	5,220	-
Change in fair value of warrant liability	(1,547,886)	-
Stock based compensation	457,382	183,356
Amortization of debt discount	2,290,028	-
Bad debt allowance	6,826	-
Non-cash interest, discount, and financing costs	-	59,607
Change in fair value of digital currency	77,073	-
Change in fair value of Clouding earnout	-	(13,879)
Break-up fee - issuance of shares to GBV	2,850,000	-
Non-controlling interest	-	(155,286)
Other non-cash adjustments	-	(120,703)
Changes in operating assets and liabilities:
Accounts receivables	-	(21,267)
Digital currencies	(861,499)	-
Litigation liability	(2,150,000)	-
Bonds posted with courts	-	(375,603)
Prepaid expenses and other assets	(481,997)	(289,533)
Other non current assets	-	1,203
Accounts payable and accrued expenses	(7,345)	(1,922,462)
Net cash used in operating activities	(5,605,151)	(7,115,212)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of patents	(250,000)	-
Purchase of property and equipment	(5,254,713)	(4,194)
Net cash used in investing activities	(5,504,713)	(4,194)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment on note payable	-	(1,328,000)
Proceeds from sale of digital currencies	393,931	-
Proceeds received on issuance of notes payable	-	650,000
Proceeds received on private placement	-	3,753,063
Proceeds received on exercise of warrants	-	137,334
Net cash provided by financing activities	393,931	3,212,397

Effect of foreign exchange rate changes	15	4,416

Net decrease in cash and cash equivalents	(10,715,918)	(3,902,593)
Cash and cash equivalents — beginning of period	14,948,529	4,998,314
Cash and cash equivalents — end of period	$4,232,611	$1,095,721

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest expense	$-	$456,917
Cash paid during the year for income taxes	$-	$17,242

Supplemental schedule of non-cash investing and financing activities:
Common stock issued for acquisition of patents	$960,000	$-
Conversion of Series E Preferred Stock to common stock	$357	$-
Common stock issued for note conversion	$3,055,588	$-
Restricted stock issuance	$44	$-
Revenue share liability incurred in conjunction with note payable	$-	$225,000
Warrant issued in conjunction with common stock issuance	$-	$257,957
Warrants exercised into common shares	$55,791	$-

The accompanying notes are an integral part to these unaudited consolidated condensed financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

Marathon Patent Group, Inc. (the “Company”) has purchased cryptocurrency mining machines and established a data center in Canada to mine digital assets. The Company intends to expand our activities in the mining of new digital assets, while at the same time harvesting the value of our remaining IP assets.

On January 1, 2018, our Board adopted the 2018 Equity Incentive Plan, subsequently approved by the stockholders on March 7, 2018, pursuant to which up to 10,000,000 shares of common stock, stock options, restricted stock, preferred stock, stock-based awards and other awards are reserved for issuance as awards to employees, directors, consultants, advisors and other service providers.

On June 28, 2018, the Board has determined that it is in the best interests of the Company and its shareholders to allow the Amended Merger Agreement with Global Bit Ventures, Inc. (“GBV”) to expire on its current termination date of June 28, 2018 without further negotiation or extension. The Board approved to issue 3,000,000 shares of the Company’s common stock to GBV as a termination fee for the Company canceling the proposed merger between the two companies.

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

As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit of approximately $96.4 million at June 30, 2018, a net loss of approximately $7.1 million and approximately $5.6 million net cash used in operating activities for the six months ended June 30, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision–making group in deciding how to allocate resources and in assessing performance. Our chief operating decision–making group (“CODM”) is composed of the chief executive officer and chief financials officer. The Company currently operates in the Digital Currency Blockchain segment. The Company’s Crypto-currency Machines are located in Canada and the Company has employees only in the United States and views its operations as one operating segment as the CODM reviews financial information on a consolidated basis in making decisions regarding resource allocations and assessing performance.

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

The Company will subsequently account for digital currencies received at fair value, with changes in fair value flowing through current income, as the Company has concluded that the fair value measurement model, with both realized and unrealized changes reflected currently in the income statement, will best represent the economics associated with holding digital currencies. These subsequent holding gains and losses will not be reflected as revenue from contracts with customers, in accordance with the guidance above but will be recorded as a component of costs and expenses.

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

At June 30, 2018 and December 31, 2017, the Company has fully reserved a Note Receivable on the Balance Sheets which consists of an uncollateralized note receivable in the amount of $588,864 from nXn, an entity owned or controlled or previously owned or controlled by Erich Spangenberg. The note receivable does not carry interest and was repayable to the Company at the earlier of March 31, 2018 or based upon certain milestones. The note receivable was not repaid by nXn and the Company took a full reserve for bad debt as of December 31, 2017.

At June 30, 2018 and December 31, 2017, the Company owed Doug Croxall (former CFO), $0 and $124,297, respectively (comprised of $187,500 bonus payable and $63,203 advance).

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

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of June 30, 2018 and December 31, 2017, respectively:

	Fair value measured at June 30, 2018
	Total carrying value at June 30,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Assets
Digital Currencies	$385,275	$385,275	$-	$-

Liabilities
Warrant liability	$190,719	$-	$-	$190,719

	Fair value measured at December 31, 2017
	Total carrying value at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant liability	$1,794,396	$-	$-	$1,794,396

There were no transfers between Level 1, 2 or 3 during the six months ended June 30, 2018.

The following table presents additional information about Level 1 assets measured at fair value. Changes in Level 1 assets measured at fair value for the six months ended June 30, 2018:

Digital currenciess at fair value - December 31, 2017	$-
Additions of digital currencies	861,499
Realized loss on sale of digital currencies	(5,220)
Change in fair value of digital currencies	(77,073)
Sale of digital currencies	(393,931)
Digital Currencies at fair value - June 30, 2018	$385,275

The Company uses Level 1 of the fair value hierarchy to measure the fair value of digital currencies and revalues its digital currencies at every reporting period and recognizes gains or losses in the condensed statements of operations that are attributable to the change in the fair value of the digital currency.

As at June 30, 2018, the Company’s digital currencies consisted of Bitcoin, with a fair value of $385,275. Digital currencies are recorded at their fair value on the date they are received as revenues, and are revalued to their current market value at each reporting date. Fair value is determined by taking the spot rate from the most liquid exchanges.

At June 30, 2018, the Company had an outstanding warrant liability in the amount of $190,719 associated with warrants that were issued in January 2017 and warrants issued in related to the Convertible Notes issued in August and September of 2017. The following table rolls forward the fair value of the Company’s warrant liability, the fair value of which is determined by Level 3 inputs for the six months ended June 30, 2018.

FV of warrant liabilities

Fair value
Outstanding as of December 31, 2017	$1,794,396
Exercised	(55,791)
Change in fair value of warrants	(1,547,886)
Outstanding as of June 30, 2018	$190,719

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

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at June 30, 2018 and 2017 are as follows:

	As of June 30,
	2018	2017
Warrants to purchase common stock	728,764	1,182,893
Options to purchase common stock	421,848	681,351
Preferred stock to exchange common stock	1,942,161	195,501
Convertible notes to exchange common stock	1,248,882	16,667
Total	4,341,655	2,076,412

The following table sets forth the computation of basic and diluted loss per share:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Net loss attributable to common shareholders	$(4,676,645)	$(2,200,792)	$(7,079,465)	$(5,807,439)

Denominator:
Weighted average common shares - basic and diluted	20,037,189	5,641,662	17,643,262	5,205,698

Loss per common share - basic and diluted	$(0.23)	$(0.39)	$(0.40)	$(1.12)

Recent Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting”, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The changes take effect for public companies for fiscal years starting after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company expects that the adoption of this ASU would not have a material impact on the Company’s consolidated condensed financial statements.

In March 2018, the FASB issued ASU 2018-5, Income Taxes (Topic 740) Amendments to SEC paragraphs pursuant to SEC Staff Accounting Bulletin No. 118. These amendments affect the wording of SEC paragraphs in the accounting standard codification dealing with Income Taxes (Topic 740). The amendments in this update are not expected to have a material impact on the Company’s consolidated condensed financial statements.

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815),” which addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 with early adoption permitted. We are currently evaluating the impact that the standard will have on the Company’s consolidated condensed financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as a new Topic, (ASC) Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. This ASU must be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are considering the alternatives of adoption of this ASU and we are conducting our review of the likely impact to the existing portfolio of customer contracts entered into prior to adoption. The Company adopted ASU 2014-09 on January 1, 2018 under the modified retrospective approach and the adoption did not have a material impact on the Company’s results of operations, cash flows and financial position.

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

Any new accounting standards, not disclosed above, that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

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

NOTE 4 – DIGITIAL ASSET MINING

On February 7, 2018, Marathon Crypto Mining, Inc. (“MCM”), a Nevada corporation and wholly owned subsidiary of the Company, entered into an agreement to acquire 1,400 Bitmain’s Antminer S9 miners (“Antminer S9s”). The purchase price was $4,529,978. The Company also paid installation costs of $721,741 (total paid and capitalized during the six months ended June 30, 2018 was $5,251,719). The Company will depreciate the Antminer S9’s and related installation costs over a two year period. Depreciation for the three and six months ended June 30, 2018 was $547,601 and $806,598, respectively.

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

NOTE 5 - STOCKHOLDERS’ EQUITY

Series B Convertible Preferred Stock

As of June 30, 2018, 1 share of Series B Convertible Preferred Stock, convertible into 1 share of common stock, was outstanding.

Series E Preferred Stock

During the six months ended June 30, 2018, 3,570 shares of the Series E Convertible Preferred Stock had been converted to the Company’s Common Stock and 1,943 shares of the Series E Convertible Preferred Stock, convertible into 1,943,000 shares of common stock, were outstanding as of June 30, 2018.

Common Stock

During the six months ended June 30, 2018, the Company issued 3,819,485 shares of Common Stock to Note Holders in connection with debt conversions, 218,400 shares of Common Stock were issued to Board members for their services, 3,569,543 shares of Common Stock with respect to the conversion of Series E Convertible Preferred Stock, 17,731 shares of Common Stock in connection with the exercise of a warrant, 250,000 shares of Common Stock issued pursuant to a patent purchase, 225,000 shares of Common Stock issued to consultants and 3,000,000 to GBV as a termination fee for canceling the merger agreement. The termination fee was valued based upon the closing stock price as of June 28, 2018 or $0.95 per common share.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements

Common Stock Warrants

As of June 30, 2018, the Company had warrants outstanding to purchase 728,764 shares of Common Stock with a weighted average remaining life of 3.6 years. A summary of the status of the Company’s outstanding stock warrants and changes during the period then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2017	773,966	$5.99	4.1
Expired	(1,202)	15.60	-
Exercised	(44,000)	1.20	-
Outstanding as of June 30, 2018	728,764	$6.26	3.6
Warrants exercisable as of June 30, 2018	728,764	$6.26	3.6

Common Stock Options

A summary of the stock options as of June 30, 2018 and changes during the period are presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2017	448,771	$15.50	6.23
Expired	(26,923)	10.07	-
Outstanding as of June 30, 2018	421,848	$15.85	6.10
Options vested and expected to vest as of June 30, 2018	421,848	$15.85	6.10
Options vested and exercisable as of June 30, 2018	410,390	$15.99	6.05

NOTE 6 - DEBT, COMMITMENTS AND CONTINGENCIES

Debt consists of the following:

	Maturity	Interest	June 30,	December 31,
	Date	Rate	2018	2017
Convertible Note	12/31/2019	5%	$999,106	$4,053,948
Less: debt discount	and 12/31/2019		-	(2,290,028)
Total Convertible notes, net of discount			$999,106	$1,763,920

Total			$999,106	$1,763,920
Less: current portion			(999,106)	(1,763,920)
Total, net of current portion			$-	$-

On August 14, 2017, the Company entered into a unit purchase agreement (the “Unit Purchase Agreement”) with certain accredited investors providing for the sale of up to $5,500,000 of 5% secured convertible promissory notes (the “Convertible Notes”), which are convertible into shares of the Corporation’s common stock, and the issuance of warrants to purchase 6,875,000 shares of the Company’s Common Stock (the “Warrants”). The Convertible Notes are convertible into shares of the Company’s Common Stock at the lesser of (i) $0.80 per share or (ii) the closing bid price of the Company’s common stock on the day prior to conversion of the Convertible Note; provided that such conversion price may not be less than $0.40 per share. The Warrants have an exercise price of $1.20 per share. The Convertible Notes mature on May 31, 2018 and bear interest at the rate of 5% per annum. In two closings of the Unit Purchase Agreement, the Company issued all $5,500,000 in Convertible Notes to the investors. The investor has agreed to an extension of the maturity date of the note to December 31, 2019. As of June 30, 2018, the Company had an outstanding obligation pursuant to the Convertible Notes in the amount of $999,106. Accrued interest as of June 30, 2018 was $112,944.

During the six months ended June 30, 2018, the amortization of debt discount was $2.3 million.

Office Lease

Effective June 1, 2018, the Company rented its corporate office at 1180 North Town Center Drive, Suite 100, Las Vegas, Nevada 89144, on a month to month basis. The monthly rent is $1,907. A security deposit of $3,815 has been paid.

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

On June 15, 2018, defendants filed a motion to dismiss all claims asserted in the complaint in this case. On July 27, 2018, plaintiffs filed a statement of non-opposition to the motion for a protective order. Accordingly, all discovery in the case is effectively stayed pending the resolution of defendants’ motion to dismiss.

Ramirez Litigation

The Company recently became aware of a complaint that was filed on June 20, 2018 in the United States District Court for the the Central District of California by a plaintiff named Tony Ramirez, Tony Ramirez v. Marathon Patent Group, Inc., Case no, 18-cv-06309 FMO (PLAx). Mr. Ramirez alleges that he was and is a shareholder of the company, and purports to assert a single claim under Section 14 (a) of the Securities and Exchange Act of 1934 and SEC Rule 14a-9 promulgated thereunder. As of this date, the Company has not yet been served with the complaint in this case.

NOTE 7 – Subsequent Events

Note Conversion

During July, 2018, 485 shares of the Series E Convertible Preferred Stock have been converted into the Company’s Common Stock (485,000 shares) and there are 1,457 shares of the Series E Convertible Stock outstanding at July 31, 2018.

Account Payable Settlement

On July 11, 2018, a settlement was reached with a service provider for $150,000. This amount was in settlement for legal fees incurred of $275,124.

The Company has evaluated subsequent events through the date the consolidated financial statements were available to be issued and has concluded that no such events or transactions took place that would require disclosure herein.

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

Overview

We were incorporated in the State of Nevada on February 23, 2010 under the name Verve Ventures, Inc. On December 7, 2011, we changed our name to American Strategic Minerals Corporation and were engaged in exploration and potential development of uranium and vanadium minerals business. In June 2012, we discontinued our minerals business and began to invest in real estate properties in Southern California. In October 2012, we discontinued our real estate business when our former CEO joined the firm and we commenced our IP licensing operations, at which time the Company’s name was changed to Marathon Patent Group, Inc. On November 1, 2017, we entered into a merger agreement with Global Bit Ventures, Inc. (“GBV”), which is focused on mining digital assets. We have since purchased our cryptocurrency mining machines and established a data center in Canada to mine digital assets. Following the merger, we intend to add GBV’s existing technical capabilities and digital asset miners and expand our activities in the mining of new digital assets, while at the same time harvesting the value of our remaining IP assets. On June 28, 2018, the board has determined that it is in the best interests of the Company and its shareholders to allow the Amended Merger Agreement to expire on its current termination date of June 28, 2018 without further negotiation or extension. The Board approved to issue 3,000,000 shares of our common stock to GBV as a termination fee for canceling the proposed merger between the two companies.

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

Lease and Purchase of Digital Asset Mining Servers

On February 7, 2018, Marathon Crypto Mining, Inc. (“MCM”), a Nevada corporation and wholly owned subsidiary of the us, entered into an agreement to acquire 1,400 Bitmain’s Antminer S9 miners (“Antminer S9s”). The purchase price was $4,529,978. We also paid installation costs of $721,741 (total paid and capitalized during the three months ended March 31, 2018 was $5,251,719). We will depreciate the Antminer S9’s over a two year period.

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

GBV Merger Termination

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

On July 3, 2018, the board has determined that it is in the best interests of the Company and its shareholders to allow the Amended Merger Agreement to expire on its current termination date of June 28, 2018 without further negotiation or extension. The Board approved to issue 3,000,000 shares of the Company’s common stock to GBV as a termination fee for the Company canceling the proposed merger between the two companies.

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

Results of Operations

For the Three and Six Months Ended June 30, 2018 and 2017

We generated revenues of $688,502 and $928,469 during the three and six months ended June 30, 2018 as compared to $368,800 and $446,937 during the three and six months ended June 30, 2017. For the three and six months ended June 30, 2018, this represented an increase of $319,702 or 87% and $481,532 or 108%, respectively. Revenue for the three and six months ended June 30, 2018 were derived primarily from cryptocurrency mining.

For the three and six months ended June 30, 2017, the Company received no revenues from newly-issued settlement and license agreements.

Direct cost of revenues during the three and six months ended June 30, 2018 amounted to $931,630 and $1,199,339 and for the three and six months ended June 30, 2017, the direct cost of revenues amounted to $1,024,078 and $1,479,486. For the three and six months ended June 30, 2018, this represented a decrease of $92,366 or 9% and $280,147 or 19%, respectively. Direct costs of revenue include depreciation and amortization expenses of the cryptocurrency mining machines and patents, contingent payments to patent enforcement legal costs, patent enforcement advisors and inventors as well as various non-contingent costs associated with enforcing the Company’s patent rights and otherwise in developing and entering into settlement and licensing agreements that generate the Company’s revenue.

We incurred other operating expenses of $4,147,070 and $5,977,460 for the three and six months June 30, 2018 and $2,273,434 and $4,705,851 for the three and six months ended June 30, 2017. For the three and six months ended June 30, 2018, this represented a decrease of $1,873,636 or 82% and $1,271,609 or 27%, respectively. These expenses primarily consisted of compensation to our officers, directors and employees, professional fees and consulting incurred in connection with the day-to-day operation of our business.

The operating expenses consisted of the following:

	Total Other Operating Expenses		Total Other Operating Expenses
	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Amortization of patents (1)	$-	$639,887	$-	$1,345,846
Compensation and related taxes (2)	252,853	760,542	665,971	1,846,088
Consulting fees (3)	187,583	85,580	225,786	56,801
Professional fees (4)	226,514	645,144	1,030,800	1,070,830
Other general and administrative (5)	558,894	142,281	1,122,610	386,286
Break-up fee - issuance of shares to GBV	2,850,000	-	2,850,000	-
Realized loss on sale of digital currencies	3,710	-	5,220	-
Change in fair value of digital currency	67,516	-	77,073	-
Total	$4,147,070	$2,273,434	$5,977,460	$4,705,851

Non-cash other operating expenses for the three and six months ended June 30, 2018 include non-cash other operating expenses totaling $127,857 and $434,566, respectively. Non-cash operating expenses consisted of the following:

	Non-Cash Other Operating Expenses		Non-Cash Other Operating Expenses
	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Amortization of patents (1)	$-	$639,887	$-	$1,345,846
Compensation and related taxes (2)	127,857	135,940	434,566	317,277
Consulting fees (3)	-	5,883	-	(134,138)
Professional fees (4)	-	108	-	217
Other general and administrative (5)	-	2,003	-	1,480
Total	$127,857	$783,821	$434,566	$1,530,682

(1)	Amortization of patents: Amortization expenses were $639,887 and $1,345,846 during the three and six months ended June 30, 2017, a decrease of $639,887 or 100% and $1,345,846 or 100%. The decrease results from the expiration of some of the Company’s patents and lower book value associated with remaining patent portfolios following impairment charges taken over the last twelve months to some of the Company’s portfolios. When the Company acquires patents and patent rights, the Company capitalizes the cost of those assets and amortizes those costs over the remaining useful lives of the assets. All patent amortization expenses are non-cash expenses.

(2)	Compensation expense and related taxes: Compensation expense includes cash compensation and related payroll taxes and benefits, and non-cash equity compensation expenses. For the three and six months ended June 30, 2018, compensation expense and related payroll taxes were $252,853 and $665,971, a decrease of $507,689 or 67% and $1,180,117 or 64% over the comparable periods in 2017. During the three and six months ended June 30, 2018, we recognized non-cash employee and board equity-based compensation of $127,857 and $434,566, respectively and $135,940 and $317,277 for three and six months ended June 30, 2017, respectively.

(3)	Consulting fees: For the three and six months ended June 30, 2018, we incurred consulting fees of $187,583 and $225,786, respectively, an increase of $102,003 or 119% and $168,985 or 298% over the comparable periods in 2017. Consulting fees include both cash and non-cash related consulting fees primarily for investor relations and public relations services as well as other consulting services. The increase in consulting fees for the three and six months ended June 30, 2018 compared to the same period in the prior year was primarily the result of a credit associated with the mark to market of an option grant issued to a consultant, who no longer derives a majority of his compensation from the Company and the Company therefore must mark to market his option grant on a quarterly basis. Given the considerable decline in the Company’s stock price since the issuance of the grant, this resulted in a sizable credit. During the three and six months ended June 30, 2017, we recognized non-cash equity-based consulting fees of $5,883 and consulting credit of $134,138 respectively.

(4)	Professional fees: For the three and six months ended June 30, 2018, professional fees were $226,514 and $1,030,800, respectively, a decrease of $418,630 or 65% and $40,030 or 4% over the comparable periods in 2017. Professional fees primarily reflect the costs of professional outside accounting fees, legal fees and audit fees.

(5)	Other general and administrative expenses: For the three and six months ended June 30, 2018, other general and administrative expenses were $558,894 and $1,122,610, respectively, an increase of $416,613 or 293% and $736,324 or 191% over the comparable periods in 2017. General and administrative expenses reflect the other non-categorized operating costs of the Company and include expenses related to being a public company, rent, insurance, technology and other expenses incurred to support the operations of the Company.

Operating Loss

We reported operating loss from continuing operations of $4,390,198 and $6,248,330 for the three and six months ended June 30, 2018 and operating loss of $2,928,712 and $5,738,400, for the three and six months ended June 30, 2017.

Other Expenses

Total other expenses were $286,447 and $831,135 for the three and six months ended June 30, 2018 and $660,512 and $207,083 for the three and six months ended June 30, 2017. The changes were mainly due to the interest expense accrued related to the outstanding notes in the six months ended 2017 and amortization of debt discount related to the notes conversions in six months ended 2018.

Net Loss Available to Common Shareholders

We reported net loss of $4,676,645 and $7,079,465 for the three and six months ended June 30, 2018 and net loss of $2,200,792 and $5,807,439 for the three and six months ended June 30, 2017.

Liquidity and Capital Resources

The Company’s condensed consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the condensed consolidated financial statements, the Company had and accumulated deficit of approximately $96.4 million at June 30, 2018, a net loss of approximately $7.1 million and approximately $5.6 million net cash used in operating activities for the six months ended June 30, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At June 30, 2018, the Company’s cash and cash equivalents balances totaled $4,232,611 compared to $14,948,529 at December 31, 2017.

Net working capital decreased by $5,328,890, to $2,049,220 at June 30, 2018 from $7,378,110 at December 31, 2017.

Cash used in operating activities was $5,605,151 during the six months ended June 30, 2018 and cash used in operating activities of $7,115,212 during the six months ended June 30, 2017.

Cash used in investing activities was $5,504,713 during the six months need June 30, 2018 and cash used in in investing activities of $4,194 for the six months ended June 30, 2017.

Cash provided by financing activities was $393,931 during the six months ended June 30, 2018 compared to cash provided by financing activities in the amount of $3,212,397 during the six months ended June 30, 2017. Cash provided by financing activities for the six months ended June 30, 2017 resulted from proceeds from the sale of common stock issued pursuant to an ATM offering, offset by payments made for the acquisition of patents and other intangible assets.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework in the 2013 COSO framework. Based on this assessment, management concluded that our disclosure controls and procedures were not effective.

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

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On June 15, 2018, defendants filed a motion to dismiss all claims asserted in the complaint in this case. On July 27, 2018, plaintiffs filed a statement of non-opposition to the motion for a protective order. Accordingly, all discovery in the case is effectively stayed pending the resolution of defendants’ motion to dismiss.

Ramirez Litigation

The Company recently became aware of a complaint that was filed on June 20, 2018 in the United States District Court for the the Central District of California by a plaintiff named Tony Ramirez, Tony Ramirez v. Marathon Patent Group, Inc., Case no, 18-cv-06309 FMO (PLAx). Mr. Ramirez alleges that he was and is a shareholder of the company, and purports to assert a single claim under Section 14 (a) of the Securities and Exchange Act of 1934 and SEC Rule 14a-9 promulgated thereunder. As of this date, the Company has not yet been served with the complaint in this case.

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

Not applicable.

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

Date: August 13, 2018

MARATHON PATENT GROUP, INC.

By:	/s/ Merrick Okamoto
Name: Merrick Okamoto
Title: Interim Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David Lieberman
Name: David Lieberman
Title: Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

