Form 10-Q
period 2018-09-30
Marathon Patent Group, Inc.
filed 2018-11-13
CIK 1507605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. [X]

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 25,519,940 shares of common stock are issued and outstanding as of November 9, 2018.

TABLE OF CONTENTS

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, “Marathon Patent Group, Inc.,” “we,” “us,” “our” and similar terms refer to Marathon Patent Group, Inc., a Nevada corporation, and its subsidiaries. Unless otherwise indicated, the per share information has been adjusted to reflect the one for four reverse stock split that went into effect on October 30, 2017 (the “Reverse Split”).

Item 1. Financial Statements

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,188,780	$14,948,529
Accounts receivable - net of allowance for bad debt of $0 and $387,976 for September 30, 2018 and December 31, 2017, respectively	102,098	6,826
Prepaid expenses and other current assets	550,184	92,855
Total current assets	3,841,062	15,048,210

Other assets:
Property and equipment, net of accumulated depreciation of $1,517,694 and $134,513 for September 30, 2018 and December 31, 2017, respectively	3,855,812	10,011
Intangible assets, net of accumulated amortization of $47,451 for September 30, 2018	1,162,549	-
Total other assets	5,018,361	10,011
TOTAL ASSETS	$8,859,423	$15,058,221

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,329,165	$1,961,784
Litigation liability	-	2,150,000
Warrant liability	145,124	1,794,396
Convertible notes payable, net of discounts of $2,290,028 for December 31, 2017		1,763,920

Total current liabilities	1,474,289	7,670,100

Long-term liabilities
Convertible notes payable, net of discounts of $0 for September 30, 2018	999,106	-
Total long-term liabilities	999,106	-
Total liabilities	2,473,395	7,670,100

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, 0 and 5,513 issued and outstanding at September 30, 2018 and December 31, 2017, respectively	-	1
Common stock, $0.0001 par value; 200,000,000 shares authorized; 25,519,940 and 12,477,781 issued and outstanding at September 30, 2018 and December 31, 2017, respectively	2,552	1,248
Additional paid-in capital	104,530,234	97,113,723
Accumulated other comprehensive loss	(450,719)	(450,734)
Accumulated deficit	(97,696,039)	(89,276,117)
Total stockholders’ equity	6,386,028	7,388,121
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,859,423	$15,058,221

The accompanying notes are an integral part to these unaudited consolidated condensed financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues
Cryptocurrency mining revenue	$338,672	$-	$1,200,171	$-
Other revenue	-	162,713	66,970	609,650
Total revenues	338,672	162,713	1,267,141	609,650

Operating costs and expenses
Cost of revenue	1,132,570	64,836	2,331,909	1,544,322
Amortization of patents	-	457,419	-	1,803,264
Compensation and related taxes	137,338	1,871,946	803,309	3,718,034
Consulting fees	347,500	133,018	573,286	189,819
Professional fees	126,446	616,125	1,157,246	1,686,955
General and administrative	89,859	213,130	1,212,469	599,416
Patent impairment	-	723,218	-	723,218
Break-up fee - issuance of shares to GBV	-	-	2,850,000	-
Total operating expenses	1,833,713	4,079,692	8,928,219	10,265,028
Operating loss	(1,495,041)	(3,916,979)	(7,661,078)	(9,655,378)
Other income (expenses)
Other income	125,125	2,252,886	108,670	3,151,418
Foreign exchange gain (loss)	(8,003)	(480,240)	(31,096)	(463,191)
Loss on debt extinguishment	-	(283,237)	-	(283,237)
Loss on sale of company	-	(1,519,875)	-	(1,519,875)
Realized gain (loss) on sale of digital currencies	8,760	-	(73,533)	-
Change in fair value adjustment of Clouding IP earn out	-	754,321	-	768,200
Change in fair value of warrant liability	45,595	(1,909,879)	1,593,481	(1,914,786)
Amortization of debt discount	-	-	(2,290,028)	-
Interest income	2,553	931	2,553	2,793
Interest expense	(19,446)	(1,283,223)	(68,891)	(2,416,722)
Loss before income taxes	(1,340,457)	(6,385,295)	(8,419,922)	(12,330,778)
Income tax expense	-	(12,191)	-	(29,433)
Net loss	(1,340,457)	(6,397,486)	(8,419,922)	(12,360,211)
Net loss attributable to non-controlling interests	-	(280,000)	-	(124,714)
Net loss attributable to common stockholders	$(1,340,457)	$(6,677,486)	$(8,419,922)	$(12,484,925)

Net loss per share, basic and diluted:	$(0.06)	$(1.06)	$(0.42)	$(2.24)
Weighted average shares outstanding, basic and diluted:	24,321,788	6,270,299	19,893,901	5,564,465

Net loss attributable to common stockholders	$(1,340,457)	$(6,677,486)	$(8,419,922)	$(12,484,925)
Other comprehensive income:
Unrealized gain on foreign currency translation	-	482,622	15	609,768
Comprehensive loss attributable to Marathon Patent Group, Inc.	$(1,340,457)	$(6,194,864)	$(8,419,907)	$(11,875,157)

The accompanying notes are an integral part to these unaudited consolidated condensed financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,419,922)	$(12,484,925)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	1,405,147	1,248
Amortization of patents and website	48,222	1,803,264
Realized loss on sale of digital currencies	73,533	-
Change in fair value of warrant liability	(1,593,481)	4,017,729
Impairment of intangible assets	-	704,678
Stock based compensation	496,435	1,523,187
Amortization of debt discount	2,290,028	-
Bad debt allowance	6,826	-
Non-cash interest, discount, and financing costs	-	(4,397,381)
Change in fair value of Clouding earnout	-	(768,200)
Break-up fee -issuance of shares to GBV	2,850,000	-
Non-controlling interest	-	(27,435)
Other non-cash adjustments	-	182,024
Changes in operating assets and liabilities:
Accounts receivables	(102,098)	(28,561)
Digital currencies	(1,098,073)	-
Proceeds from sale of digital currencies	1,024,540	-
Litigation liability	(2,150,000)	-
Prepaid expenses and other assets	(457,329)	(269,693)
Other non current assets	-	201,203
Accounts payable and accrued expenses	(631,873)	(5,262,242)
Net cash used in operating activities	(6,258,045)	(14,805,104)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of patents	(250,000)	-
Disposal of patents	-	2,771,757
Purchase of property and equipment	(5,251,719)	(6,291)
Net cash (used in) provided by investing activities	(5,501,719)	2,765,466
CASH FLOWS FROM FINANCING ACTIVITIES
Payment on note payable	-	(2,741,286)
Proceeds received on issuance of notes payable	-	6,100,000
Proceeds received on private placement	-	5,158,906
Proceeds received on exercise of warrants	-	2,549,084
Net cash provided by financing activities	-	11,066,704

Effect of foreign exchange rate changes	15	16,509

Net decrease in cash and cash equivalents	(11,759,749)	(956,425)
Cash and cash equivalents — beginning of period	14,948,529	4,998,314
Cash and cash equivalents — end of period	$3,188,780	$4,041,889

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest expense	$-	$368,923
Cash paid during the year for income taxes	$-	$29,433

Supplemental schedule of non-cash investing and financing activities:
Common stock issued for acquisition of patents	$960,000	$-
Conversion of Series E Preferred Stock to common stock	$551	$-
Common stock issued for note conversion	$3,055,588	$-
Restricted stock issuance	$44	$-
Revenue share liability incurred in conjunction with note payable	$-	$225,000
Warrant issued in conjunction with common stock issuance	$-	$257,957
Warrants exercised into common shares	$55,791	$-

The accompanying notes are an integral part to these unaudited consolidated condensed financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

Marathon Patent Group, Inc. (the “Company”) was incorporated in the State of Nevada on February 23, 2010 under the name Verve Ventures, Inc. On December 7, 2011, the Company changed its name to American Strategic Minerals Corporation and were engaged in exploration and potential development of uranium and vanadium minerals business. In June 2012, the Company discontinued the minerals business and began to invest in real estate properties in Southern California. In October 2012, the Company discontinued its real estate business when the former CEO joined the firm and the Company commenced IP licensing operations, at which time the Company’s name was changed to Marathon Patent Group, Inc. On November 1, 2017, the Company entered into a merger agreement with Global Bit Ventures, Inc. (“GBV”), which is focused on mining digital assets. The Company purchased cryptocurrency mining machines and established a data center in Canada to mine digital assets. The Company intends to expand its activities in the mining of new digital assets, while at the same time harvesting the value of our remaining IP assets.

On January 1, 2018, our Board adopted the 2018 Equity Incentive Plan, subsequently approved by the stockholders on March 7, 2018, pursuant to which up to 10,000,000 shares of common stock, stock options, restricted stock, preferred stock, stock-based awards and other awards are reserved for issuance as awards to employees, directors, consultants, advisors and other service providers.

On June 28, 2018, the Board has determined that it is in the best interests of the Company and its shareholders to allow the Amended Merger Agreement with GBV to expire on its current termination date of June 28, 2018 without further negotiation or extension. The Board approved to issue 3,000,000 shares of the Company’s common stock to GBV as a termination fee for the Company canceling the proposed merger between the two companies.

All share and per share values for all periods presented in the accompanying consolidated condensed financial statements have been retroactively adjusted to reflect the 1:4 Reverse Split which occurred on October 30, 2017.

Going Concern

The Company’s consolidated condensed financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated condensed financial statements, the Company had an accumulated deficit of approximately $97.7 million at September 30, 2018, a net loss of approximately $8.4 million and approximately $6.3 million net cash used in operating activities for the nine months ended September 30, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision–making group in deciding how to allocate resources and in assessing performance. Our chief operating decision–making group (“CODM”) is composed of the chief executive officer and chief financial officer. The Company currently operates in the Digital Currency Blockchain segment. The Company’s Crypto-currency Machines are located in Canada and the Company has employees only in the United States and views its operations as one operating segment as the CODM reviews financial information on a consolidated basis in making decisions regarding resource allocations and assessing performance.

Digital Currencies

Digital currencies are included in current assets in the consolidated balance sheets. Digital currencies are recorded at cost less impairment.

An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted.

The following table presents the activities of the digital currencies for the nine months ended September 30, 2018:

Digital currenciess at December 31, 2017	$-
Additions of digital currencies	1,200,171
Realized loss on sale of digital currencies	(73,533)
Sale of digital currencies	(1,126,638)
Digital Currencies at September 30, 2018	$-

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

Intangible Assets

Intangible assets include the Crypto Currency Patent with original estimated useful live of 17 years. The Company amortize the cost of the intangible assets over their estimated useful lives on a straight-line basis. Costs incurred to acquire patents, including legal costs, are also capitalized as long-lived assets and amortized on a straight-line basis with the associated patent.

The Company monitors the carrying value of long-lived assets for potential impairment and tests the recoverability of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If a change in circumstance occurs, the Company will perform a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, the Company will determine whether impairment has occurred for the group of assets for which we can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, the Company will measure any impairment by comparing the fair value of the asset or asset group to its carrying value. During the three and nine months ended September 30, 2018, there is no impairment to the intangible assets.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when there is persuasive evidence of an arrangement and that the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectability is probable. Our material revenue stream is related to the mining of digital currencies. In consideration for these services, the Company receives digital currencies which are recorded as revenue, using the average U. S. dollar spot price of the related crypto-currency on the date of receipt. The coins are recorded on the balance sheet at their fair value. Gains or losses on sale of digital currencies are recorded as other income (expenses) in the statement of operations. Expenses associated with running the crypto-currency mining business, such as equipment depreciation, rent and electricity cost are also recorded as cost of revenues.

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

Expenses associated with running the digital currency mining business, such as rent and electricity cost are also recorded as cost of revenues. Depreciation on digital currency mining equipment is recorded as a component of costs and expenses.

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

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements

At September 30, 2018 and December 31, 2017, the Company has fully reserved a Note Receivable on the Balance Sheets which consists of an uncollateralized note receivable in the amount of $588,864 from nXn, an entity owned or controlled or previously owned or controlled by Erich Spangenberg. The note receivable does not carry interest and was repayable to the Company at the earlier of March 31, 2018 or based upon certain milestones. The note receivable was not repaid by nXn and the Company took a full reserve for bad debt as of December 31, 2017.

At September 30, 2018 and December 31, 2017, the Company owed Doug Croxall (former CEO), $0 and $124,297, respectively (comprised of $187,500 bonus payable and $63,203 advance).

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of September 30, 2018 and December 31, 2017, respectively:

	Fair value measured at September 30, 2018
	Total carrying value at September 30,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant liability	$145,124	$-	$-	$145,124

	Fair value measured at December 31, 2017
	Total carrying value at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant liability	$1,794,396	$-	$-	$1,794,396

There were no transfers between Level 1, 2 or 3 during the nine months ended September 30, 2018.

At September 30, 2018, the Company had an outstanding warrant liability in the amount of $145,124 associated with warrants that were issued in January 2017 and warrants issued related to the Convertible Notes issued in August and September of 2017. The following table rolls forward the fair value of the Company’s warrant liability, the fair value of which is determined by Level 3 inputs for the nine months ended September 30, 2018.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements

FV of warrant liabilities

Fair value
Outstanding as of December 31, 2017	$1,794,396
Exercised	(55,791)
Change in fair value of warrants	(1,593,481)
Outstanding as of September 30, 2018	$145,124

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

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at September 30, 2018 and 2017 are as follows:

	As of September 30,
	2018	2017
Warrants to purchase common stock	728,764	7,487,893
Options to purchase common stock	416,079	613,194
Preferred stock to exchange common stock	-	195,501
Convertible notes to exchange common stock	1,248,882	13,750,000
Total	2,393,725	22,046,588

The following table sets forth the computation of basic and diluted loss per share:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Net loss attributable to common shareholders	$(1,340,457)	$(6,677,486)	$(8,419,922)	$(12,484,925)

Denominator:
Weighted average common shares - basic and diluted	24,321,788	6,270,299	19,893,901	5,564,465

Loss per common share - basic and diluted	$(0.06)	$(1.06)	$(0.42)	$(2.24)

Recent Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. We are evaluating the impact of this guidance on our condensed consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting”, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The changes take effect for public companies for fiscal years starting after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company expects that the adoption of this ASU would not have a material impact on the Company’s consolidated condensed financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The standard requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. Accordingly, the standard is effective for us on January 1, 2019 using a modified retrospective approach. We currently expect that most of our operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon our adoption of Topic 842, which will increase our total assets and total liabilities that we report relative to such amounts prior to adoption.

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

NOTE 4 – DIGITIAL ASSET MINING

On February 7, 2018, Marathon Crypto Mining, Inc. (“MCM”), a Nevada corporation and wholly owned subsidiary of the Company, entered into an agreement to acquire 1,400 Bitmain’s Antminer S9 miners (“Antminer S9s”). The purchase price was $4,557,072. The Company also paid installation costs of $694,647 (total paid and capitalized was $5,251,719). The Company will depreciate the Antminer S9’s and related installation costs over a two-year period. Depreciation for the three and nine months ended September 30, 2018 was $598,549 and $1,405,147, respectively.

On February 12, 2018, in connection with the intended mining operations of MCM, the Company assumed a lease contract dated November 11, 2017 (the “Lease Agreement”) by and between 9349-0001 Quebec Inc. (the “Lessor”) and Blocespace Inc., formerly known as Cryptoespace Inc. (the “Lessee”). Pursuant to the Lease Agreement, among other things, the Lessee leases a building of 26,700 square feet (the “Property”) in Quebec, Canada, for an initial term of five (5) years (the “Term”), commencing on December 1, 2017 and terminating on November 30, 2022. The Lessee shall pay a monthly rent of $10,013 Canadian Dollars (“CAD”) plus tax, or an annual rent of $120,150 CAD plus tax (“Yearly Rent”). At the signing of the Lease Agreement, the Lessee paid the Lessor a deposit equal to the Yearly Rent which amount will be dispersed during the Term as set forth in the Lease Agreement. Lease expense for the three and nine months ended September 30, 2018 were $26,171 and $70,568, respectively.

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

NOTE 5 - STOCKHOLDERS’ EQUITY

Series B Convertible Preferred Stock

As of September 30, 2018, there was no share of Series B Convertible Preferred Stock outstanding.

Series E Preferred Stock

During the nine months ended September 30, 2018, 5,512 shares of the Series E Convertible Preferred Stock had been converted to the Company’s Common Stock and there was no Series E Convertible Preferred Stock outstanding as of September 30, 2018.

Common Stock

During the nine months ended September 30, 2018, the Company issued 3,819,485 shares of Common Stock to Note Holders in connection with debt conversions, 218,400 shares of Common Stock were issued to Board members for their services, 5,511,543 shares of Common Stock with respect to the conversion of Series E Convertible Preferred Stock, 17,731 shares of Common Stock in connection with the exercise of a warrant, 250,000 shares of Common Stock issued pursuant to a patent purchase, 225,000 shares of Common Stock issued to consultants and 3,000,000 to GBV as a termination fee for canceling the merger agreement. The termination fee was valued based upon the closing stock price as of June 28, 2018 or $0.95 per common share.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements

Common Stock Warrants

As of September 30, 2018, the Company had warrants outstanding to purchase 728,764 shares of Common Stock with a weighted average remaining life of 3.3 years. A summary of the status of the Company’s outstanding stock warrants and changes during the period then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2017	773,966	$5.99	4.1
Expired	(1,202)	15.60	-
Exercised	(44,000)	1.20	-
Outstanding as of September 30, 2018	728,764	$6.26	3.3
Warrants exercisable as of September 30, 2018	728,764	$6.26	3.3

Common Stock Options

A summary of the stock options as of September 30, 2018 and changes during the period are presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2017	448,771	$15.50	6.23
Expired	(32,692)	10.71	-
Outstanding as of September 30, 2018	416,079	$15.88	5.93
Options vested and expected to vest as of September 30, 2018	416,079	$15.88	5.93
Options vested and exercisable as of September 30, 2018	404,968	$16.02	5.88

NOTE 6 - DEBT, COMMITMENTS AND CONTINGENCIES

Debt consists of the following:

	Maturity	Interest	September 30,	December 31,
	Date	Rate	2018	2017
Convertible Note	12/31/2019	5%	$999,106	$4,053,948
Less: debt discount	and 12/31/2019		-	(2,290,028)
Total Convertible notes, net of discount			$999,106	$1,763,920

Total			$999,106	$1,763,920
Less: current portion			(999,106)	(1,763,920)
Total, net of current portion			$-	$-

On August 14, 2017, the Company entered into a unit purchase agreement (the “Unit Purchase Agreement”) with certain accredited investors providing for the sale of up to $5,500,000 of 5% secured convertible promissory notes (the “Convertible Notes”), which are convertible into shares of the Corporation’s common stock, and the issuance of warrants to purchase 6,875,000 shares of the Company’s Common Stock (the “Warrants”). The Convertible Notes are convertible into shares of the Company’s Common Stock at the lesser of (i) $0.80 per share or (ii) the closing bid price of the Company’s common stock on the day prior to conversion of the Convertible Note; provided that such conversion price may not be less than $0.40 per share. The Warrants have an exercise price of $1.20 per share. The Convertible Notes mature on May 31, 2018 and bear interest at the rate of 5% per annum. In two closings of the Unit Purchase Agreement, the Company issued all $5,500,000 in Convertible Notes to the investors. The investor has agreed to an extension of the maturity date of the note to December 31, 2019. As of September 30, 2018, the Company had an outstanding obligation pursuant to the Convertible Notes in the amount of $999,106. Accrued interest as of September 30, 2018 was $132,390. During the three and nine months ended September 30, 2018 the interest expense were $19,446 and $59,513, and $73,622 and $73,622 for the three and nine months ended September 30, 2017, respectively.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements

During the three and nine months ended September 30, 2018, the amortization of debt discount were $0 and $2.3 million, and $0 and $789,392 for the three nine months ended September 30, 2017, respectively.

Office Lease

Effective June 1, 2018, the Company rented its corporate office at 1180 North Town Center Drive, Suite 100, Las Vegas, Nevada 89144, on a month to month basis. The monthly rent is $1,907. A security deposit of $3,815 has been paid.

Legal Proceedings

Feinberg Litigation

On March 27, 2018, Jeffrey Feinberg, joined by the Jeffrey L. Feinberg Personal Trust and the Jeffrey L. Feinberg Family Trust, filed a complaint against the Company and certain of its former officers and directors. The complaint was filed in the Supreme Court of the State of New York, County of New York. On June 15, 2018, defendants filed a motion to dismiss all claims asserted in the complaint and, on July 27, 2018, plaintiffs filed an opposition to that motion. The motion to dismiss has been submitted for resolution by the court, with a hearing set for January 15, 2019. In addition, on June 15, 2018, defendants filed a motion for a protective order declaring that no discovery should proceed in the case pending the resolution of defendants’ motion to dismiss the complaint. On July 27, 2018, plaintiffs filed a statement of non-opposition to the motion for a protective order. Accordingly, all discovery in the case is effectively stayed pending the resolution of defendants’ motion to dismiss.

Ramirez Litigation

On July 20, 2018, Tony Ramirez filed a complaint against the Company and certain of its former directors. The complaint was filed in the United States District Court for the Central District of California. Mr. Ramirez alleges that he was and is a shareholder of the Company, and purports to assert a single claim under Section 14(a) of the Securities and Exchange Act of 1934 and SEC Rule 14a-9 promulgated thereunder. The defendants were recently served with the complaint, and have not yet responded to the complaint.

NOTE 7 – Subsequent Events

The Company has evaluated subsequent events through the date the consolidated financial statements were available to be issued and has concluded that no such events or transactions took place that would require disclosure herein.

On October 11, 2018, the Company entered into a 2-year Employment Agreement, subject to successive 1 year extension, with Merrick Okamoto, pursuant to which Mr. Okamoto will serve as the Executive Chairman and Chief Executive Officer of the Company. Pursuant to the terms of the Agreement, Mr. Okamoto shall receive a base salary at an annual base salary of $350,000 (subject to annual 3% cost of living increase) and an annual bonus up to 100% of base salary as determined by the Compensation Committee or the Board. As further consideration for Mr. Okamoto’s services, the Company agreed to issue Mr. Okamoto 10-year stock options to purchase 5,000,000 shares of Common Stock, with a strike price of $0.58 per share, vesting 50 % on the date of grant and 25% on each 6 months anniversary of the date of grant.

On October 12, 2018, the Company granted its board members an option to purchase 250,000 shares of the Company’s common stock, with a strike price of $0.58 per share, vesting 50 % on the date of grant and 25% on each 6 months anniversary of the date of grant.

On October 15, 2018, the Company entered into a 2-year Employment Agreement, subject to successive 1 year extension, with David Lieberman, pursuant to which Mr. Lieberman will serve as the Chief Financial Officer of the Company. Pursuant to the terms of the Lieberman Agreement, Mr. Lieberman shall receive a base salary at an annual base salary of $180,000 (subject to annual 3% cost of living increase) and an annual bonus up to 100% of base salary as determined by the Compensation Committee or the Board. As further consideration for Mr. Lieberman’s services, the Company agreed to issue Mr. Lieberman 10-year stock options to purchase 200,000 shares of Common Stock, with a strike price of $0.58 per share, vesting 50% on the date of grant and 25% on each 6 months anniversary of the date of grant.

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

Overview

We were incorporated in the State of Nevada on February 23, 2010 under the name Verve Ventures, Inc. On December 7, 2011, we changed our name to American Strategic Minerals Corporation and were engaged in exploration and potential development of uranium and vanadium minerals business. In June 2012, we discontinued our minerals business and began to invest in real estate properties in Southern California. In October 2012, we discontinued our real estate business when our former CEO joined the firm and we commenced our IP licensing operations, at which time the Company’s name was changed to Marathon Patent Group, Inc. On November 1, 2017, we entered into a merger agreement with Global Bit Ventures, Inc. (“GBV”), which is focused on mining digital assets. We have since purchased our cryptocurrency mining machines and established a data center in Canada to mine digital assets. Following the merger, we intended to add GBV’s existing technical capabilities and digital asset miners and expand our activities in the mining of new digital assets, while at the same time harvesting the value of our remaining IP assets. On June 28, 2018, the board has determined that it is in the best interests of the Company and its shareholders to allow the Amended Merger Agreement to expire on its current termination date of June 28, 2018 without further negotiation or extension. The Board approved to issue 3,000,000 shares of our common stock to GBV as a termination fee for canceling the proposed merger between the two companies. The fair value of the common stocks was $2,850,000.

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

Lease and Purchase of Digital Asset Mining Servers

On February 7, 2018, Marathon Crypto Mining, Inc. (“MCM”), a Nevada corporation and wholly owned subsidiary, entered into an agreement to acquire 1,400 Bitmain’s Antminer S9 miners (“Antminer S9s”). The purchase price was $4,557,072. We also paid installation costs of $694,647 (total paid and capitalized was $5,251,719). We will depreciate the Antminer S9’s over a two-year period.

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

Results of Operations

For the Three and Nine Months Ended September 30, 2018 and 2017

We generated revenues of $338,673 and $1.3 million during the three and nine months ended September 30, 2018 as compared to $162,713 and $609,650 during the three and nine months ended September 30, 2017. For the three and nine months ended September 30, 2018, this represented an increase of $175,960 or 108% and $657,491 or 108%, respectively. Revenue for the three and nine months ended September 30, 2018 were derived primarily from cryptocurrency mining.

For the three and nine months ended September 30, 2018, the Company received no revenues from newly-issued settlement and license agreements.

Direct cost of revenues during the three and nine months ended September 30, 2018 amounted to approximately $1.1 million and $2.3 million and for the three and nine months ended September 30, 2017, the direct cost of revenues amounted to $64,836 and $1.5 million. For the three and nine months ended September 30, 2018, this represented an increase of $1.1 million or 1,647% and $787,588 or 51%, respectively. Direct costs of revenue include depreciation and amortization expenses of the cryptocurrency mining machines and patents, contingent payments to patent enforcement legal costs, patent enforcement advisors and inventors as well as various non-contingent costs associated with enforcing the Company’s patent rights and otherwise in developing and entering into settlement and licensing agreements that generate the Company’s revenue.

We incurred other operating expenses of $701,143 and $6.6 million for the three and nine months September 30, 2018 and $4.0 million and $8.7 million for the three and nine months ended September 30, 2017. For the three and nine months ended September 30, 2018, this represented a decrease of $3.3 million or 83% and $2.1 million or 24%, respectively. These expenses primarily consisted of compensation to our officers, directors and employees, professional fees and consulting incurred in connection with the day-to-day operation of our business.

The operating expenses consisted of the following:

	Total Other Operating Expenses		Total Other Operating Expenses
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Amortization of patents (1)	$-	$457,419	$-	$1,803,264
Compensation and related taxes (2)	137,338	1,871,946	803,309	3,718,034
Consulting fees (3)	347,500	133,018	573,286	189,819
Professional fees (4)	126,446	616,125	1,157,246	1,686,955
Other general and administrative (5)	89,859	213,130	1,212,469	599,416
Patent Impairment (6)	-	723,218	-	723,218
Break-up fee - issuance of shares to GBV	-	-	2,850,000	-
Total	$701,143	$4,014,856	$6,596,310	$8,720,706

Non-cash other operating expenses for the three and nine months ended September 30, 2018 include non-cash other operating expenses totaling $39,053 and $473,619, respectively. Non-cash operating expenses consisted of the following:

	Non-Cash Other Operating Expenses		Non-Cash Other Operating Expenses
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Amortization of patents (1)	$-	$457,419	$-	$1,803,264
Compensation and related taxes (2)	39,053	1,319,629	473,619	1,636,906
Consulting fees (3)	-	42,910	-	(91,228)
Professional fees (4)	-	108	-	325
Other general and administrative (5)	-	(1,486)	-	(3,072)
Patent Impairment (6)	-	723,218	-	723,218
Total	$39,053	$2,541,798	$473,619	$4,069,413

(1)	Amortization of patents: Amortization expenses were $457,419 and $1.8 million during the three and nine months ended September 30, 2017, a decrease of $457,419 or 100% and $1.8 million or 100%. The decrease results from the expiration of some of the Company’s patents and lower book value associated with remaining patent portfolios following impairment charges taken over the last twelve months to some of the Company’s portfolios. When the Company acquires patents and patent rights, the Company capitalizes the cost of those assets and amortizes those costs over the remaining useful lives of the assets. All patent amortization expenses are non-cash expenses.

(2)	Compensation expense and related taxes: Compensation expense includes cash compensation and related payroll taxes and benefits, and non-cash equity compensation expenses. For the three and nine months ended September 30, 2018, compensation expense and related payroll taxes were $137,338 and $803,309, a decrease of $1.7 million or 93% and $2.9 million or 78% over the comparable periods in 2017. During the three and nine months ended September 30, 2018, we recognized non-cash employee and board equity-based compensation of $39,053 and $473,619, respectively and $1.3 million and $1.6 million for three and nine months ended September 30, 2017, respectively.

(3)	Consulting fees: For the three and nine months ended September 30, 2018, we incurred consulting fees of $347,500 and $573,286, respectively, an increase of $214,482 or 161% and $383,467 or 202% over the comparable periods in 2017. Consulting fees include both cash and non-cash related consulting fees primarily for investor relations and public relations services as well as other consulting services. The increase in consulting fees for the three and nine months ended September 30, 2018 compared to the same period in the prior year was primarily the result of a credit associated with the mark to market of an option grant issued to a consultant, who no longer derives a majority of his compensation from the Company and the Company therefore must mark to market his option grant on a quarterly basis. Given the considerable decline in the Company’s stock price since the issuance of the grant, this resulted in a sizable credit. During the three and nine months ended September 30, 2017, we recognized non-cash equity-based consulting fees of $42,910 and consulting credit of $91,228 respectively.

(4)	Professional fees: For the three and nine months ended September 30, 2018, professional fees were $126,445 and $1.2 million, respectively, a decrease of $489,680 or 79% and $529,710 or 31% over the comparable periods in 2017. Professional fees primarily reflect the costs of professional outside accounting fees, legal fees and audit fees.

(5)	Other general and administrative expenses: For the three and nine months ended September 30, 2018, other general and administrative expenses were $89,860 and $1.2 million, respectively, a decrease of $123,270 or 58% and an increase of $613,053 or 102% over the comparable periods in 2017. General and administrative expenses reflect the other non-categorized operating costs of the Company and include expenses related to being a public company, rent, insurance, technology and other expenses incurred to support the operations of the Company.

(6)	Patent impairment: For the three and nine months ended September 30, 2017, the Company took an impairment charge of the carrying value of the Company’s Clouding portfolio patents based on changes in the expected timing of proceeds from the Clouding portfolio in the amount of $723,218 and $723,218, respectively.

Operating Loss

We reported operating loss from continuing operations of $1.5 million and $7.7 million for the three and nine months ended September 30, 2018 and operating loss of $3.9 million and $9.7 million, for the three and nine months ended September 30, 2017.

Other Expenses

Total other expenses were $154,584 and $758,844 for the three and nine months ended September 30, 2018 and $2.5 million and $2.7 million for the three and nine months ended September 30, 2017. The changes were mainly due to the interest expense accrued related to the outstanding notes in the nine months ended 2017 and amortization of debt discount related to the notes conversions in nine months ended 2018.

Net Loss Available to Common Shareholders

We reported net loss of $1.3 million and $8.4 million for the three and nine months ended September 30, 2018 and net loss of $6.4 million and $12.4 million for the three and nine months ended September 30, 2017.

Liquidity and Capital Resources

The Company’s condensed consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the condensed consolidated financial statements, the Company had and accumulated deficit of approximately $97.7 million at September 30, 2018, a net loss of approximately $8.4 million and approximately $6.3 million net cash used in operating activities for the nine months ended September 30, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At September 30, 2018, the Company’s cash and cash equivalents balances totaled $3.2 million compared to $14.9 million at December 31, 2017.

Net working capital decreased by $6.0 million, to $2.4 million at September 30, 2018 from $7.4 million at December 31, 2017.

Cash used in operating activities was $6.3 million during the nine months ended September 30, 2018 and cash used in operating activities of $14.8 million during the nine months ended September 30, 2017.

Cash used in investing activities was $5.5 million during the nine months need September 30, 2018 and cash provided by investing activities of $2.8 million for the nine months ended September 30, 2017.

Cash provided by financing activities was $0 during the nine months ended September 30, 2018 compared to cash provided by financing activities in the amount of $11.1 million during the nine months ended September 30, 2017. Cash provided by financing activities for the nine months ended September 30, 2017 resulted from proceeds from issuance of notes payable, the sale of common stock issued pursuant to an ATM offering, offset by payments made for notes payable.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework in the 2013 COSO framework. Based on this assessment, management concluded that our disclosure controls and procedures were not effective.

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

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Feinberg Litigation

On March 27, 2018, Jeffrey Feinberg, joined by the Jeffrey L. Feinberg Personal Trust and the Jeffrey L. Feinberg Family Trust, filed a complaint against the Company and certain of its former officers and directors. The complaint was filed in the Supreme Court of the State of New York, County of New York. On June 15, 2018, defendants filed a motion to dismiss all claims asserted in the complaint and, on July 27, 2018, plaintiffs filed an opposition to that motion. The motion to dismiss has been submitted for resolution by the court, with a hearing set for January 15, 2019. In addition, on June 15, 2018, defendants filed a motion for a protective order declaring that no discovery should proceed in the case pending the resolution of defendants’ motion to dismiss the complaint. On July 27, 2018, plaintiffs filed a statement of non-opposition to the motion for a protective order. Accordingly, all discovery in the case is effectively stayed pending the resolution of defendants’ motion to dismiss.

Ramirez Litigation

On July 20, 2018, Tony Ramirez filed a complaint against the Company and certain of its former directors. The complaint was filed in the United States District Court for the Central District of California. Mr. Ramirez alleges that he was and is a shareholder of the Company, and purports to assert a single claim under Section 14(a) of the Securities and Exchange Act of 1934 and SEC Rule 14a-9 promulgated thereunder. The defendants were recently served with the complaint, and have not yet responded to the complaint.

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

Date: November 13, 2018

MARATHON PATENT GROUP, INC.

By:	/s/ Merrick Okamoto
Name:	Merrick Okamoto
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David Lieberman
Name:	David Lieberman
Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

