Form 10-K
period 2018-12-31
Marathon Patent Group, Inc.
filed 2019-03-25
CIK 1507605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 25,519,940 shares of common stock are issued and outstanding as of March 25, 2019.

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

PART I

ITEM 1. BUSINESS

We were incorporated in the State of Nevada on February 23, 2010 under the name Verve Ventures, Inc. On December 7, 2011, we changed our name to American Strategic Minerals Corporation and were engaged in exploration and potential development of uranium and vanadium minerals business. In June 2012, we discontinued our minerals business and began to invest in real estate properties in Southern California. In October 2012, we discontinued our real estate business when our former CEO joined the firm and we commenced our IP licensing operations, at which time the Company’s name was changed to Marathon Patent Group, Inc. On November 1, 2017, we entered into a merger agreement with Global Bit Ventures, Inc. (“GBV”), which is focused on mining digital assets. We purchased cryptocurrency mining machines and established a data center in Canada to mine digital assets. We intend to expand its activities in the mining of new digital assets, while at the same time harvesting the value of our remaining IP assets.

On June 28, 2018, our Board has determined that it is in the best interests of the Company and our shareholders to allow the Amended Merger Agreement with GBV to expire on its current termination date of June 28, 2018 without further negotiation or extension. The Board approved to issue 3,000,000 shares of our common stock to GBV as a termination fee for us canceling the proposed merger between the two companies.

All share and per share values for all periods presented in the accompanying consolidated financial statements have been retroactively adjusted to reflect the 1:4 Reverse Split which occurred on October 30, 2017.

Digital Asset Mining

We intend to power and secure blockchains by verifying blockchain transactions using custom hardware and software. We are currently using our hardware to mine bitcoin (“BTC”) and expect to mine BTC and ether (“ETH”), and potentially other cryptocurrencies. Bitcoin and ether rely on different technologies based on the blockchain. Wherein bitcoin is a digital currency and ether is generally associated with smart contracts and digital tokens, we will be compensated in either BTC or ETH based on the mining transactions we perform for each, which is how we will earn revenue.

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

Competition

Subject to raising additional capital, our digital asset initiatives will compete with other industry participants that focus on investing in and securing the Blockchains of bitcoin and other digital assets. Market and financial conditions, and other conditions beyond the Company’s control, may make it more attractive to invest in other entities, or to invest in bitcoin or digital assets directly. Companies have raised substantial capital this year seeking to enter the digital assets business. Our lack of capital is a competitive disadvantage.

Patent Enforcement Litigation

As of December 31, 2018, we were not involved in any active patent enforcement litigation.

Employees

As of December 31, 2018, we had 3 full-time employees. We believe our employee relations to be good.

ITEM 1A. RISK FACTORS

The combined organization will be faced with a market environment that cannot be predicted and that involves significant risks, many of which will be beyond its control. In addition to the other information contained in this Annual Report on Form 10-K, you should carefully consider the material risks described below before investing in our securities. If any of the following risks actually occur, our business, results of operations and financial condition would likely suffer. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment.

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

Certain warrants issued by the Company, which are classified as liabilities on the Company’s balance sheet, have a put feature allowing the holder to put the warrants to the Company in return for cash payment in the event that there is a change of control. The amount of the cash payment to each holder is based on the value of the warrant, as determined by the Black-Scholes model and Monte Carlo method, on the day the warrant is put to the Company. As the inputs to the Monte Carlo method include the volatility of the Company’s stock and the underlying price of the Company’s stock on the day the warrant(s) are put to the Company, there is no way to determine in advance the amount the Company may be required to pay the holders, but it may be material.

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

Marathon has an evolving business model.

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

WASHINGTON — The Internal Revenue Service today issued a notice providing answers to frequently asked questions (FAQs) on virtual currency, such as bitcoin. These FAQs provide basic information on the U.S. federal tax implications of transactions in, or transactions that use, virtual currency.

In some environments, virtual currency operates like “real” currency — i.e., the coin and paper money of the United States or of any other country that is designated as legal tender, circulates, and is customarily used and accepted as a medium of exchange in the country of issuance — but it does not have legal tender status in any jurisdiction.

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

2 IR-2014-36 (Marth 25, 2014). https://www.irs.gov/newsroom/irs-virtual-currency-guidance

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

We believe that Marathon will recognize revenue when it is realized or realizable and earned. Our material revenue stream is expected to be related to the mining of digital currencies. Marathon will derive revenue by providing transaction verification services within the digital currency networks of crypto-currencies, such as bitcoin and ethereum commonly termed “crypto-currency mining.” In consideration for these services, Marathon expects to receive digital currency (also known as “Coins”). Coins are generally recorded as revenue, using the average spot price on the date of receipt. The coins are recorded on the balance sheet at their fair value Gains or losses on sale of Coins are recorded in the statement of operations. Expenses associated with running the crypto-currency mining business, such as equipment deprecation, rent and electricity cost are recorded as cost of revenues.

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

3 https://www.aicpa.org/advocacy/cpaadvocate/2016/virtual-currency-guidance-needed.html

4 https://seekingalpha.com/article/4137093-sec-saying-no-bitcoin-etfs-one-may-still-get-approved

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

As of March 25, 2019, there were over 2,000 alternate digital assets tracked by CoinMarketCap, having a total market capitalization (including the market capitalization of ether and bitcoin) of approximately $140.1 billion, using market prices and total available supply of each digital asset. This included digital assets using a “proof of work” mining structure similar to bitcoin, and those using a “proof of stake” transaction verification system that is different than bitcoin’s mining system (e.g., Peercoin, Bitshares and NXT). As of March 25, 2019, bitcoin’s $71.1 billion market capitalization was almost five (5) times the size of the $14.6 billion market cap of ether, the second largest proof-of-work digital asset. Despite the marked first-mover advantage of the bitcoin network over other digital asset networks, it is possible that another digital asset could become materially popular due to either a perceived or exposed shortcoming of the bitcoin network protocol that is not immediately addressed by the bitcoin contributor community or a perceived advantage of an altcoin that includes features not incorporated into bitcoin. If a digital asset obtains significant market share (either in market capitalization, mining power or use as a payment technology), this could reduce bitcoin’s market share as well as other digital assets we may become involved in and have a negative impact on the demand for, and price of, such digital assets and could adversely affect an investment in us.

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

We primarily rely on Bitgo Inc.’s5 multi-signature enterprise storage solution to safeguard its digital assets from theft, loss, destruction or other issues relating to hackers and technological attack. Nevertheless, Bitgo Inc.’s security system may not be impenetrable and may not be free from defect or immune to acts of God, and any loss due to a security breach, software defect or act of God will be borne by the Company. The Company’s digital assets will also be stored with exchanges such as Bitgo, Kraken, Bitfinex, Itbit and Coinbase and others prior to selling them.

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

At present, Marathon has not experienced hacking and we use a Bitcoin Address and other cryptocurrency wallets, and may consider using services, such as Xapo, Inc., or Bitgo Inc., which services claim to offer a free, ultra-secure vault for storing bitcoin, but we have not made any decision to do so. As disclosed herein, the Company currently use Bitgo Inc. as its wallet provider.

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

The Company’s digital assets may be subject to loss, damage, theft or restriction on access.

There is a risk that part or all of the Company’s digital assets could be lost, stolen or destroyed. We believe that our digital assets will be an appealing target to hackers or malware distributors seeking to destroy, damage or steal our digital assets. Although we primarily utilize Bitgo, Inc.’s enterprise multi-signature storage solution, to minimize the risk of loss, damage and theft, we cannot guarantee that it will prevent such loss, damage or theft, whether caused intentionally, accidentally or by act of God. Access to our digital assets could also be restricted by natural events (such as an earthquake or flood) or human actions (such as a terrorist attack). Any of these events may adversely affect the Company’s operations and, consequently, an investment in us.

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

5 https://www.bitgo.com/

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

Marathon may transfer their digital asset from its wallet to digital asset exchanges prior to selling them. Digital assets not held in Marathon’s wallet are subject to the risks encountered by digital asset exchanges including a DDoS Attack or other malicious hacking, a sale of the digital asset exchange, loss of the digital assets by the digital asset exchange and other risks similar to those described herein. Marathon does not maintain a custodian agreement with any of the digital asset exchanges that hold the Marathon’s digital assets. These digital asset exchanges do not provide insurance and may lack the resources to protect against hacking and theft. If this were to occur, Marathon may be materially and adversely affected.

If the award of digital assets for solving blocks and transaction fees for recording transactions are not sufficiently high to cover expenses related to running data center operations, it may have adverse effects on an investment in us.

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

These legal proceedings may continue for several years and may require significant expenditures for legal fees, patent related costs, such as inter-parties review, and other expenses. Disputes regarding the assertion of patents and other intellectual property rights are highly complex and technical. Once initiated, we may be forced to litigate against others to enforce or defend our patent rights or to determine the validity and scope of other party’s patent rights. The defendants or other third parties involved in the lawsuits in which we are involved may allege defenses and/or file counterclaims or commence re-examination proceedings by patenting issuance authorities in an effort to avoid or limit liability and damages for patent infringement or declare our patents to be invalid or non-infringed. If such defenses or counterclaims are successful, they may preclude our ability to derive revenue from the patents we own. A negative outcome of any such litigation, or an outcome which affects one or more claims contained within any such litigation or invalidating any patents, could materially and adversely impact our business. Additionally, we anticipate that our legal fees and other expenses will be material and will negatively impact our financial condition and results of operations and may result in our inability to continue our business. We have incurred significant legal expenses in our patent litigation in the past that are liabilities of the Company and may be unable to settle or reduce these expenses, regardless of the outcome of our patent litigation or the inability to license or recover damages from our patents. These liabilities may lead to litigation or claims with respect to the payment or collection of legal expenses.

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

While we have received a going concern opinion for the year ended December 31, 2018 from our independent registered public accounting firm, there can be no assurances about Marathon’s ability to continue as a going concern in the future.

The report of our independent registered public accounting firm with respect to our financial statements included in this report includes a “going concern” explanatory paragraph. As reflected in the consolidated financial statements, we had an accumulated deficit of approximately $102.1 million at December 31, 2018, a net loss of approximately $12.8 million and $31.3 million, and approximately $8.2 million and $10.8 million net cash used in operating activities for the years ended December 31, 2018 and 2017, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of March 25, 2019, we had $2,270,318 of indebtedness outstanding. Our indebtedness could have important consequences to our shareholders. For example, it could:

●	make it difficult for us to satisfy our debt obligations;

●	make us more vulnerable to general adverse economic and industry conditions;

●	limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other general corporate requirements;

●	expose us to interest rate fluctuations;

●	require us to dedicate a portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow for operations and other purposes;

●	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

●	place us at a competitive disadvantage compared to competitors that may have proportionately less debt and greater financial resources.

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

Holders of our Common Stock will experience immediate and substantial dilution upon the conversion of convertible notes and the exercise of Marathon’s outstanding options and warrants.

As of March 25, 2019:

●	5,866,079 shares of our Common Stock issuable upon the exercise of outstanding stock options having a weighted average exercise price of $1.67 per share;

●	728,764 shares of our Common Stock issuable upon the exercise of outstanding warrants with a weighted average exercise price of $6.26;

●	up to 1,881,016 shares of Common Stock issuable upon conversion of $999,106 in outstanding convertible notes.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2. PROPERTIES

We lease an executive office space on a month to month basis at 1180 North Town Center Drive, Suite 100, Las Vegas, Nevada 89144.

On February 12, 2018, in connection with the intended mining operations of Marathon Crypto Mining, Inc. (“MCM”), the Company assumed a lease contract dated November 11, 2017 (the “Lease Agreement”) by and between 9349-0001 Quebec Inc. (the “Lessor”) and Blocespace Inc., formerly known as Cryptoespace Inc. (the “Lessee”). Pursuant to the Lease Agreement, among other things, the Lessee leases a building of 26,700 square feet (the “Property”) in Quebec, Canada, for an initial term of five (5) years (the “Term”), commencing on December 1, 2017 and terminating on November 30, 2022. The Lessee shall pay a monthly rent of $10,012.50 plus tax, or an annual rent of $120,150.00 plus tax (“Yearly Rent”).

ITEM 3. LEGAL PROCEEDINGS

Feinberg Litigation

On March 27, 2018, Jeffrey Feinberg, purportedly joined by the Jeffrey L. Feinberg Personal Trust and the Jeffrey L. Feinberg Family Trust, filed a complaint against the Company and certain of its former officers and directors. The complaint was filed in the Supreme Court of the State of New York, County of New York. The plaintiffs purported to state claims under Sections 11, 12(a)(2) and 15 of the federal Securities Act of 1933 and common law claims for “actual fraud and fraudulent concealment,” constructive fraud, and negligent misrepresentation, seeking unspecified money damages (including punitive damages), as well as costs and attorneys’ fees, and equitable or injunctive relief. On June 15, 2018, the defendants filed a motion to dismiss all claims asserted in the complaint and, on July 27, 2018, the plaintiffs filed an opposition to that motion. The court heard argument on the motion and, on January 15, 2019, the court granted the motion to dismiss, allowing 30 days for the filing of an amended complaint. On February 15, 2019, Jeffrey Feinberg, individually and as trustee of the Jeffrey L. Feinberg Personal Trust, and Terrence K. Ankner, as trustee of the Jeffrey L. Feinberg Family Trust, filed an amended complaint that purports to state the same claims and seeks the same relief sought in the original complaint. Defendants have not yet responded to the amended complaint.

Ramirez Litigation

On July 20, 2018, Tony Ramirez filed a complaint against the Company and certain of its former directors. The complaint was filed in the United States District Court for the Central District of California. Mr. Ramirez alleged that he was a shareholder of the Company and purported to assert a single claim under Section 14(a) of the Securities and Exchange Act of 1934 and SEC Rule 14a-9 promulgated thereunder. The parties entered into a “Settlement Agreement and Mutual Release” and the case was voluntarily dismissed with prejudice on December 17, 2018.

Amazon Litigation

As part of the cancellation of certain indebtedness owed to Fortress Investment Group, LLC, we transferred ownership of various patents, including U.S. Patent No. 7,177,798, commonly referred to as “Patent 798.” Fortress created a new Special Purpose Entity, CF Dynamic Advances LLC, in which we own a 30% interest.  In May 2018, Rensselaer Polytechnic Institute and CF Dynamic Advances LLC filed a complaint against Amazon.com, Inc. in the United States District Court for the Northern District of New York, which alleges, among other things, that “Alexa Voice Software and Alexa enabled devices” infringe U.S. Patent No. 7,177,798, entitled “Natural Language Interface Using Constrained Intermediate Dictionary of Results.” The complaint seeks an injunction, montetary damages, an ongoing royalty, pre- and post-judgment interest, attorneys’ fees, and costs. If plaintiffs are successful, and if the recoveries or settlement proceeds are sufficient following litigation expenses and recovery of amounts due in connection with the cancelled loan, the special purpose entity could be entitled to a portion of the net proceeds. There can be no assurance that the plaintiff will be successful or that any recoveries will exceed amounts due under the debt settlement arrangements or that our 30% interest in the special purpose entity will have any value even if the plaintiffs are successful in their case against Amazon.

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

	High	Low
Fiscal 2019
First quarter through March 25, 2019	$0.74	$0.34

Fiscal 2018
First Quarter	$4.32	$1.12
Second Quarter	1.93	0.92
Third Quarter	1.42	0.73
Fourth Quarter	0.87	0.36

Fiscal 2017
First Quarter	$9.16	$2.52
Second Quarter	4.08	0.52
Third Quarter	2.32	0.88
Fourth Quarter	10.03	1.00

Holders

As of March 25, 2019, there were 43 holders of record of 25,519,940 shares of the Company’s Common Stock.

Securities Authorized for Issuance under Equity Compensation Plans

2012, 2014, 2017 and 2018 Equity Incentive Plans

The following table gives information about the Company’s common stock that may be issued upon the exercise of options granted to employees, directors and consultants under its 2012, 2014, 2017 and 2018 Equity Incentive Plans as of December 31, 2018. On August 1, 2012, our board of directors and stockholders adopted the 2012 Equity Incentive Plan, pursuant to which 384,616 shares of our common stock are reserved for issuance as awards to employees, directors, consultants, advisors and other service providers. On September 16, 2014, our board of directors adopted the 2014 Equity Incentive Plan, subsequently approved by the shareholders on July 31, 2015, pursuant to which up to 500,000 shares of our common stock, stock options, restricted stock, preferred stock, stock-based awards and other awards are reserved for issuance as awards to employees, directors, consultants, advisors and other service providers. On September 6, 2017, our board of directors adopted the 2017 Equity Incentive Plan, subsequently approved by the shareholders on September 29, 2017, pursuant to which up to 2,500,000 shares of our common stock, stock options, restricted stock, preferred stock, stock-based awards and other awards are reserved for issuance as awards to employees, directors, consultants, advisors and other service providers. On January 1, 2018, our board of directors adopted the 2018 Equity Incentive Plan, subsequently approved by the shareholders on March 7, 2018, pursuant to which up to 10,000,000 shares of our common stock, stock options, restricted stock, preferred stock, stock-based awards and other awards are reserved for issuance as awards to employees, directors, consultants, advisors and other service providers. As of March 25, 2019, the 2012, 2014, 2017 and 2018 Equity Incentive Plans had outstanding grants and remaining unissued shares, taking into account issuance of restricted stock to officers and directors, as follows:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	6,594,843	$2.17	6,789,773
Equity compensation plans not approved by security holders	—	$—	—
Total	6,594,843	$2.17	6,789,773

Recent issuances of unregistered securities

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

On September 29, 2017, the Company issued 300,000 shares of the Company’s Common Stock to its board members and consultant in lieu of cash compensation.

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

On December 11, 2017, the Company entered into a securities purchase agreement and issued 1,000,000 shares of the Company’s common stock for $5,000,000.

On December 18, 2017, the Company entered into three securities purchase agreements and issued 1,354,546 shares of the Company’s common stock for $7,450,003.

On January 3, 2018, the Company issued 600,000 shares of the Company’s Common Stock pursuant to the conversion of $480,000 in principal amount invested in the Convertible Note.

On January 4, 2018, the Company issued 600,000 shares of the Company’s Common Stock pursuant to the conversion of $480,000 in principal amount invested in the Convertible Note.

On January 6, 2018, the Company issued 600,000 shares of the Company’s Common Stock pursuant to the conversion of $480,000 in principal amount invested in the Convertible Note.

On January 11, 2018, the Company entered into a Patent Rights Purchase and Assignment Agreement with XpresSpa Group, Inc., a Delaware Corporation and Crypto Currency Patent Holdings Company LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“CCPHC”). The Company issued 250,000 shares of common stock of the Company, par value $0.0001 per share, subject to the terms and conditions of a lock-up agreement.

On January 11, 2018, the Company agreed to issue 25,000 shares of the Company’s common stock to Andrew Kennedy Lang, one of the named inventors of the patents, in exchange for consulting services, and 50,000 shares of the Company’s common stock to another individual in exchange for consulting services, in connection with the acquisition of the Assigned IP.

On February 5, 2018, the Company issued 31,053 shares of the Company’s Common Stock pursuant to the conversion of $24,842 in principal amount invested in the Convertible Note.

On February 27, 2018, the Company issued 700,000 shares of the Company’s Common Stock pursuant to the conversion of $560,000 in principal amount invested in the Convertible Note.

On February 28, 2018, the Company issued 18,400 shares of the Company’s Common Stock to board members as compensation earned as members of the board.

On March 6, 2018, the Company issued 17,731 shares of the Company’s Common Stock pursuant to the exercise of 44,000 shares of warrants.

On March 8, 2018, the Company issued 50,000 shares of the Company’s Common Stock pursuant to the conversion of $40,000 in principal amount invested in the Convertible Note.

On March 14, 2018, the Company issued 422,543 shares pursuant to the conversion of 423 shares of the Company’s Series E Convertible Preferred Stock.

On March 15, 2018, the Company issued 357,000 shares pursuant to the conversion of 357 shares of the Company’s Series E Convertible Preferred Stock.

On March 16, 2018, the Company issued 357,000 shares pursuant to the conversion of 357 shares of the Company’s Series E Convertible Preferred Stock.

On March 19, 2018, the Company issued 297,000 shares pursuant to the conversion of 297 shares of the Company’s Series E Convertible Preferred Stock.

On March 20, 2018, the Company issued 357,000 shares pursuant to the conversion of 357 shares of the Company’s Series E Convertible Preferred Stock.

On March 21, 2018, the Company issued 357,000 shares pursuant to the conversion of 357 shares of the Company’s Series E Convertible Preferred Stock.

On March 22, 2018, the Company issued 357,000 shares pursuant to the conversion of 357 shares of the Company’s Series E Convertible Preferred Stock.

On March 23, 2018, the Company issued 357,000 shares pursuant to the conversion of 357 shares of the Company’s Series E Convertible Preferred Stock.

On March 26, 2018, the Company issued 357,000 shares pursuant to the conversion of 357 shares of the Company’s Series E Convertible Preferred Stock.

On March 26, 2018, the Company issued 38,432 shares of the Company’s Common Stock pursuant to the conversion of $30,746 in principal amount invested in the Convertible Note.

On March 27, 2018, the Company issued 351,000 shares pursuant to the conversion of 351 shares of the Company’s Series E Convertible Preferred Stock.

On April 17, 2018, the Company issued 50,000 shares to Mr. Knuettel pursuant to his termination agreement. In connection with this issuance, the Company valued the shares at the quoted market price on the date of grant at $1.72 per share or $86,000. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On April 27, 2018, the Company issued 1,200,000 shares of the Company’s Common Stock pursuant to the conversion of $960,000 in principal amount invested in the Convertible Note.

On June 28, 2018, the board has determined that it is in the best interests of the Company and its shareholders to allow the Amended Merger Agreement to expire on its current termination date of June 28, 2018 without further negotiation or extension. The Board approved to issue 3,000,000 shares of our common stock to Global Bit Ventures, Inc as a termination fee for canceling the proposed merger between the two companies. The fair value of the common stocks was $2,850,000.

On August 2, 2018, the Company issued 485,000 shares pursuant to the conversion of 485 shares of the Company’s Series E Convertible Preferred Stock.

On August 10, 2018, the Company issued 485,000 shares pursuant to the conversion of 485 shares of the Company’s Series E Convertible Preferred Stock.

On August 21, 2018, the Company issued 485,000 shares pursuant to the conversion of 485 shares of the Company’s Series E Convertible Preferred Stock.

On August 29, 2018, the Company issued 487,000 shares pursuant to the conversion of 485 shares of the Company’s Series E Convertible Preferred Stock.

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

Feinberg Litigation

On March 27, 2018, Jeffrey Feinberg, purportedly joined by the Jeffrey L. Feinberg Personal Trust and the Jeffrey L. Feinberg Family Trust, filed a complaint against the Company and certain of its former officers and directors. The complaint was filed in the Supreme Court of the State of New York, County of New York. The plaintiffs purported to state claims under Sections 11, 12(a)(2) and 15 of the federal Securities Act of 1933 and common law claims for “actual fraud and fraudulent concealment,” constructive fraud, and negligent misrepresentation, seeking unspecified money damages (including punitive damages), as well as costs and attorneys’ fees, and equitable or injunctive relief. On June 15, 2018, the defendants filed a motion to dismiss all claims asserted in the complaint and, on July 27, 2018, the plaintiffs filed an opposition to that motion. The court heard argument on the motion and, on January 15, 2019, the court granted the motion to dismiss, allowing 30 days for the filing of an amended complaint. On February 15, 2019, Jeffrey Feinberg, individually and as trustee of the Jeffrey L. Feinberg Personal Trust, and Terrence K. Ankner, as trustee of the Jeffrey L. Feinberg Family Trust, filed an amended complaint that purports to state the same claims and seeks the same relief sought in the original complaint. Defendants have not yet responded to the amended complaint.

Ramirez Litigation

On July 20, 2018, Tony Ramirez filed a complaint against the Company and certain of its former directors. The complaint was filed in the United States District Court for the Central District of California. Mr. Ramirez alleged that he was a shareholder of the Company and purported to assert a single claim under Section 14(a) of the Securities and Exchange Act of 1934 and SEC Rule 14a-9 promulgated thereunder. The parties entered into a “Settlement Agreement and Mutual Release” and the case was voluntarily dismissed with prejudice on December 17, 2018.

Amazon Litigation

As part of the cancellation of certain indebtedness owed to Fortress Investment Group, LLC, we transferred ownership of various patents, including U.S. Patent No. 7,177,798, commonly referred to as “Patent 798.” Fortress created a new Special Purpose Entity, CF Dynamic Advances LLC, in which we own a 30% interest. In May 2018, Rensselaer Polytechnic Institute and CF Dynamic Advances LLC filed a complaint against Amazon.com, Inc. in the United States District Court for the Northern District of New York, which alleges, among other things, that “Alexa Voice Software and Alexa enabled devices” infringe U.S. Patent No. 7,177,798, entitled “Natural Language Interface Using Constrained Intermediate Dictionary of Results.” The complaint seeks an injunction, montetary damages, an ongoing royalty, pre- and post-judgment interest, attorneys’ fees, and costs. If plaintiffs are successful, and if the recoveries or settlement proceeds are sufficient following litigation expenses and recovery of amounts due in connection with the cancelled loan, the special purpose entity could be entitled to a portion of the net proceeds. There can be no assurance that the plaintiff will be successful or that any recoveries will exceed amounts due under the debt settlement arrangements or that our 30% interest in the special purpose entity will have any value even if the plaintiffs are successful in their case against Amazon.

Other than as disclosed herein, we know of no other material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation other than in the normal course of business.

Critical Accounting Policies and Estimates

Our critical accounting policies and significant estimates are detailed in our 2017 Annual Report. Our critical accounting policies and significant estimates have not changed from those previously disclosed in our 2017 Annual Report, except for those accounting subjects mentioned in the section of the notes to the consolidated financial statements titled Adoption of Recent Accounting Pronouncements.

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

In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met: The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct), and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

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

Providing computing power in crypto asset transaction verification services is an output of the Company’s ordinary activities. The provision of computing power is the only performance obligation in the Company’s contracts with pool operators. The transaction consideration the Company receives, if any, is noncash consideration, which the Company measures at fair value on the date received, which is not materially different than the fair value at contract inception. The consideration is all variable. Because it is not probable that a significant reversal of cumulative revenue will not occur, the consideration is constrained until the Company successfully places a block (by being the first to solve an algorithm) and the Company receives confirmation of the consideration it will receive, at which time revenue is recognized. There is no significant financing component in these transactions.

Fair value of the digital asset award received is determined using the average U.S. dollar spot rate of the related digital currency at the time of receipt.

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

Impairment of Long-lived Assets

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Based on its reviews, management determined that its crypto-currency machines were impaired by a total of $2,222,688 based upon an assessment as of December 31, 2018, including consideration of the decline in bitcoin values which occurred commencing in late December 2017 and into 2018.

Fair Value Measurement

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

Stock-based Compensation

The Company expenses stock-based compensation to employees over the requisite service period based on the estimated grant-date fair value of the awards and forfeiture rates. For stock-based compensation awards to non-employees, the Company remeasures the fair value of the non-employee awards at each reporting period prior to vesting and finally at the vesting date of the award. Changes in the estimated fair value of these non-employee awards are recognized as compensation expense in the period of change.

The Company estimates the fair value of stock options grants using the Black-Scholes option pricing model and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment.

Recent Issued Accounting Standards

See Note 2 to our consolidated financial statements.

Results of Operations for the Years Ended December 31, 2018 and December 31, 2017

We generated revenues of $1.6 million during the year ended December 31, 2018 as compared to $0.5 million during the year ended December 31, 2017. For the year ended December 31, 2018, this represented an increase of $1.0 million or 201%. Revenue for the year ended December 31, 2018 were derived primarily from cryptocurrency mining.

Direct cost of revenues during the year ended December 31, 2018 and 2017 amounted to approximately $3.4 million and $3.5 million, respectively. For the year ended December 31, 2018, this represented a decrease of $0.1 million or 3%. Direct costs of revenue include depreciation and amortization expenses of the cryptocurrency mining machines and patents, contingent payments to patent enforcement legal costs, patent enforcement advisors and inventors as well as various non-contingent costs associated with enforcing the Company’s patent rights and otherwise in developing and entering into settlement and licensing agreements that generate the Company’s revenue.

We incurred other operating expenses of $10.3 million for the year ended December 31, 2018 and $11.2 million for the year ended December 31, 2017. For the year ended December 31, 2018, this represented a decrease of $945,315 or 8%. These expenses primarily consisted of compensation to our officers, directors and employees, professional fees, impairment of the patent and long-lived assets and consulting incurred in connection with the day-to-day operation of our business.

The operating expenses consisted of the following:

	Total Other Operating Expenses
	For the Year Ended
	December 31, 2018	December 31, 2017
Compensation and related taxes (1)	$1,984,301	$4,362,371
Consulting fees (2)	639,094	537,695
Professional fees (3)	1,216,820	2,797,648
Other general and administrative (4)	1,374,047	831,001
Patent Impairment (5)	-	2,475,149
Goodwill impairment (6)	-	228,401
Impairment of mining equipment (7)	2,222,688	-
Break-up fee - issuance of shares to GBV (8)	2,850,000	-
Total	$10,286,950	$11,232,265

Non-cash other operating expenses for the year ended December 31, 2018 include non-cash other operating expenses totaling $39,053. Non-cash operating expenses consisted of the following:

	Non-Cash Other Operating Expenses
	For the Year Ended
	December 31, 2018	December 31, 2017
Compensation and related taxes (1)	$39,053	$2,067,719
Consulting fees (2)	-	(91,228)
Professional fees (3)	-	325
Other general and administrative (4)	-	42,860
Patent Impairment (5)	-	2,475,149
Goodwill impairment (6)		228,401
Total	$39,053	$4,723,226

(1)	Compensation expense and related taxes: Compensation expense includes cash compensation and related payroll taxes and benefits, and non-cash equity compensation expenses. For the year ended December 31, 2018 and 2017, compensation expense and related payroll taxes were $2.0 million and $4.4 million, a decrease of $2.4 million or 55% over the comparable periods in 2017. During the year ended December 31, 2018, we recognized non-cash employee and board equity-based compensation of $39,053 and $2.1 million for year ended December 31, 2017, respectively.

(2)	Consulting fees: For the year ended December 31, 2018 and 2017, we incurred consulting fees of $0.6 million and $0.5 million, respectively, an increase of $0.1 million or 19% over the comparable periods in 2017. Consulting fees include both cash and non-cash related consulting fees primarily for investor relations and public relations services as well as other consulting services. During the year ended December 31, 2017, we recognized non-cash equity-based consulting credit of $91,228.

(3)	Professional fees: For the year ended December 31, 2018 and 2017, professional fees were $1.2 million and $2.8 million, respectively, a decrease of $1.6 million or 57% over the comparable periods in 2017. Professional fees primarily reflect the costs of professional outside accounting fees, legal fees and audit fees.

(4)	Other general and administrative expenses: For the year ended December 31, 2018 and 2017, other general and administrative expenses were $1.4 million and $0.8 million, respectively, an increase of $0.5 million or 65% over the comparable periods in 2017. General and administrative expenses reflect the other non-categorized operating costs of the Company and include expenses related to being a public company, rent, insurance, technology and other expenses incurred to support the operations of the Company.

(5)	Patent impairment: For the year ended December 31, 2017, the Company took an impairment charge of the carrying value of the Company’s Clouding portfolio patents based on changes in the expected timing of proceeds from the Clouding portfolio in the amount of $2.5 million.

(6)	Goodwill impairment: For the years ended December 31, 2017, the Company recorded a loss on the impairment of goodwill in the amounts of $228,401.

(7)	Impairment of mining equipment: For the years ended December 31, 2018, the Company recorded a loss on the impairment of mining equipment in the amounts of $2.2 million.

(8)	Break-up fee – issuance of shares to GBV: For the years ended December 31, 2018, the Board approved to issue 3,000,000 shares of our common stock to Global Bit Ventures, Inc as a termination fee for canceling the proposed merger between the two companies. The fair value of the common stocks was $2.9 million.

Operating Loss

We reported operating loss from continuing operations of $12.1 million for the year ended December 31, 2018 and operating loss of $14.2 million, for the year ended December 31, 2017.

Other Expenses

Total other expenses were $0.7 million and $17.3 million for the year ended December 31, 2018 and 2017, respectively. The changes were mainly due to the interest expense accrued related to the outstanding notes and amortization of debt discount related to the notes conversions, and change in fair value of the warrant liability which resulting from our lower stock price.

Net Loss Available to Common Shareholders

We reported net loss of $12.8 million and $31.3 million for the year ended December 31, 2018 and 2017, respectively.

Liquidity and Capital Resources

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company had and accumulated deficit of approximately $102.1 million at December 31, 2018, a net loss of approximately $12.8 million and approximately $8.2 million net cash used in operating activities for the year ended December 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At December 31, 2018, the Company’s cash and cash equivalents balances totaled $2.6 million compared to $14.9 million at December 31, 2017.

Net working capital decreased by $6.6 million, to $0.7 million at December 31, 2018 from $7.4 million at December 31, 2017.

Cash used in operating activities was $8.2 million during the year ended December 31, 2018 and cash used in operating activities of $10.8 million during the year ended December 31, 2017.

Cash used in investing activities was $4.2 million during the year ended December 31, 2018 and cash provided by investing activities of $7,788 for the year ended December 31, 2017.

Cash provided by financing activities was $0 during the year ended December 31, 2018 compared to cash provided by financing activities in the amount of $20.4 million during the year ended December 31, 2017. Cash provided by financing activities for the year ended December 31, 2017 resulted from proceeds from issuance of notes payable, the sale of common stock issued pursuant to an ATM offering, offset by payments made for notes payable.

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

DECEMBER 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Marathon Patent Group, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Marathon Patent Group, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the years in the two year period ended December 31, 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the years in the two year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has an accumulated deficit, recurring losses, and expects continuing future losses, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/RBSM LLP

We have served as the Company’s auditor since 2017.

Henderson, NV

March 25, 2019

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$2,551,171	$14,948,529
Accounts receivable - net of allowance for bad debt of $0 and $387,976 for December 31, 2018 and December 31, 2017, respectively	-	6,826
Prepaid expenses and other current assets	464,006	92,855
Total current assets	3,015,177	15,048,210

Other assets:
Property and equipment, net of accumulated depreciation and impairment charges of $4,338,931 and $134,513 for December 31, 2018 and December 31, 2017, respectively	1,034,575	10,011
Intangible assets, net of accumulated amortization of $65,245 for December 31, 2018	1,144,755	-
Total other assets	2,179,330	10,011
TOTAL ASSETS	$5,194,507	$15,058,221

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,235,444	$1,961,784
Litigation liability	-	2,150,000
Warrant liability	39,083	1,794,396
Convertible notes payable, net of discount of $2,290,028 for December 31, 2017	999,106	1,763,920
Total current liabilities	2,273,633	7,670,100
Total liabilities	2,273,633	7,670,100

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, 0 and 5,513 issued and outstanding at December 31, 2018 and December 31, 2017, respectively	-	1
Common stock, $0.0001 par value; 200,000,000 shares authorized; 25,519,940 and 12,477,781 issued and outstanding at December 31, 2018 and December 31, 2017, respectively	2,552	1,248
Additional paid-in capital	105,459,482	97,113,723
Accumulated other comprehensive loss	(450,719)	(450,734)
Accumulated deficit	(102,090,441)	(89,276,117)
Total stockholders’ equity	2,920,874	7,388,121
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,194,507	$15,058,221

The accompanying notes are an integral part to these audited consolidated financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the year ended
	December 31,
	2018	2017
Revenues
Cryptocurrency mining revenue	$1,495,402	$-
Other revenue	66,970	519,622
Total revenues	1,562,372	519,622

Operating costs and expenses
Cost of revenue	3,351,758	3,470,847
Impairment of mining equipment	2,222,688	-
Compensation and related taxes	1,984,301	4,362,371
Consulting fees	639,094	537,695
Professional fees	1,216,820	2,797,648
General and administrative	1,374,047	831,001
Goodwill impairment	-	228,401
Patent impairment	-	2,475,149
Break-up fee - issuance of shares to GBV	2,850,000	-
Total operating expenses	13,638,708	14,703,112
Operating loss	(12,076,336)	(14,183,490)
Other income (expenses)
Other income (expenses)	112,471	(3,173,341)
Foreign exchange gain (loss)	28,918	(463,821)
Gain on debt extinguishment	-	2,970,313
Gain on Fortress debt settlement	-	11,940,493
Loss on sale of companies	-	(2,610,783)
Realized loss on sale of digital currencies	(152,485)	-
Change in fair value adjustment of Clouding IP earn out	-	1,482,012
Change in fair value of warrant liability	1,699,522	(21,855,723)
Loss on warrants exchanged for common stock	-	(980,400)
Gain on exchange of warrants to series E	-	305,358
Amortization of debt discount	(2,290,028)	(3,561,109)
Interest income	14,230	2,793
Interest expense	(81,482)	(1,309,823)
Loss before income taxes	(12,745,190)	(31,437,521)
Income tax (expense) benefit	(69,134)	103,952
Net loss attributable to common stockholders	$(12,814,324)	$(31,333,569)

Net loss per share, basic and diluted:	$(0.60)	$(4.80)
Weighted average shares outstanding, basic and diluted:	21,263,774	6,522,649

Net loss attributable to common stockholders	$(12,814,324)	$(31,333,569)
Other comprehensive income:
Unrealized gain on foreign currency translation	15	609,656
Comprehensive loss attributable to Marathon Patent Group, Inc.	$(12,814,309)	$(30,723,913)

The accompanying notes are an integral part to these audited consolidated financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non-Controlling	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Income (Loss)	Interest	Equity
Balance as of December 31, 2016	195,501	$20	4,638,118	$463	$49,879,161	$(57,942,548)	$(1,060,390)	$(163,848)	$(9,287,142)
Stock-based compensation expense	-	-	775,000	78	1,976,738	-	-	-	1,976,816
Issuance of Series D Preferred Stock	125,688	13	-	-	678,700	-	-	-	678,713
Conversion of Series B Preferred Stock	(195,500)	(20)	195,500	20	-	-	-	-	-
Conversion of Series D Preferred Stock	(125,688)	(13)	628,438	63	107,224	-	-	-	107,274
Warrants converted to Series E preferred stock	5,512	1	-	-	21,525,410	-	-	-	21,525,411
Common stock issued for note conversion	-	-	1,807,565	181	1,445,871	-	-	-	1,446,052
Beneficial conversion feature	-	-	-	-	4,017,729	-	-	-	4,017,729
Proceeds received from private placement	-	-	3,492,047	349	16,074,067	-	-	-	16,074,416
Issue common stock for conversion of warrants	-	-	619,250	62	1,183,966	-	-	-	1,184,028
Warrant liability	-	-	-	-	137,334	-	-	-	137,334
Convertible debt warrant repricing	-	-	-	-	-	-	-	-	-
Common stock issued for account payable	-	-	320,449	32	435,457	-	-	-	435,489
Loss on sale of companies	-	-	-	-	(42,576)	-	-	-	(42,576)
Gain on extinguishment of warrant liability	-	-	-	-	(305,358)	-	-	-	(305,358)
Par value adjustment and additional shares issued due to reverse split	-	-	1,414	-	-	-	-	-	-
Currency translation loss	-	-	-	-	-	-	609,656	-	609,656
Net loss	-	-	-	-	-	(31,333,569)	-	163,848	(31,169,721)
Balance as of December 31, 2017	5,513	1	12,477,781	1,248	97,113,723	(89,276,117)	(450,734)	$-	7,388,121
Stock based compensation	-	-	443,400	44	1,425,639	-	-	-	1,425,683
Conversion of Series E preferred stock	(5,513)	(1)	5,511,543	551	(550)	-	-	-	-
Common stock issued for acquisition of patents	-	-	250,000	25	959,975	-	-	-	960,000
Issue common stock for exercise of warrants	-	-	17,731	2	55,789	-	-	-	55,791
Common stock issuance related to note conversion	-	-	3,819,485	382	3,055,206	-	-	-	3,055,588
Break-up fee - issuance of shares to GBV	-	-	3,000,000	300	2,849,700	-	-		2,850,000
Currency translation gain	-	-	-	-	-	-	15	-	15
Net loss	-	-	-	-	-	(12,814,324)	-	-	(12,814,324)
Balance as of December 31, 2018	-	$-	25,519,940	$2,552	$105,459,482	$(102,090,441)	$(450,719)	$-	$2,920,874

The accompanying notes are an integral part to these audited consolidated financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,814,324)	$(31,333,569)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	2,003,695	26,106
Amortization of patents and website	66,017	1,824,162
Loss on sale of companies	-	2,610,784
Gain on debt extinguishment	-	(2,970,313)
Gain on extinguishment of warrant liability	-	(305,358)
Gain on Fortress loan extinguishment	-	(11,940,494)
Realized loss on sale of digital currencies	152,485	-
Change in fair value of warrant liability	(1,699,522)	21,855,723
Impairment of intangible assets	-	2,475,149
Impairment of goodwill	-	228,401
Impairment of mining equipment	2,222,688	-
Stock based compensation	1,425,683	1,976,816
Amortization of debt discount	2,290,028	3,561,109
Warrants exchanged for common stock	-	980,400
Bad debt allowance	6,826	-
Change in fair value of Clouding earnout	-	(1,482,012)
Break-up fee - issuance of shares to GBV	2,850,000	-
Non-controlling interest	-	163,848
Litigation liability	-	2,150,000
Changes in operating assets and liabilities:
Accounts receivables	-	88,243
Digital currencies	(1,495,402)	-
Litigation liability	(2,150,000)	-
Prepaid expenses and other assets	(371,151)	335,194
Other non current assets	-	201,203
Accounts payable and accrued expenses	(725,594)	(1,253,875)
Net cash used in operating activities	(8,238,571)	(10,808,483)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of digital currencies	1,342,917	-
Acquisition of patents	(250,000)	-
Purchase of property and equipment	(5,251,719)	(7,788)
Net cash used in investing activities	(4,158,802)	(7,788)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment on note payable	-	(1,273,000)
Proceeds received on issuance of notes payable	-	5,488,693
Proceeds received on private placement	-	16,074,416
Proceeds from warrant purchase	-	17,410
Proceeds received on exercise of warrants	-	141,100
Net cash provided by financing activities	-	20,448,619

Effect of foreign exchange rate changes	15	317,867

Net (decrease) increase in cash and cash equivalents	(12,397,358)	9,950,215
Cash and cash equivalents — beginning of period	14,948,529	4,998,314
Cash and cash equivalents — end of period	$2,551,171	$14,948,529

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest expense	$-	$1,543,925
Cash paid during the year for income taxes	$-	$5,459

Supplemental schedule of non-cash investing and financing activities:
Issuance of Series D Preferred Stock	$-	$678,713
Conversion of Series B Preferred Stock to common stock	$-	$20
Conversion of Series D Preferred Stock to common stock	$-	$63
Conversion of Series E Preferred Stock to common stock	$551	$-
Warrants converted to Series E preferred stock	$-	$21,525,410
Warrants reclassed to equity	$-	$18,187
Common stock issued for acquisition of patents	$960,000	$-
Common stock issued for note conversion	$3,055,588	$1,549,803
Restricted stock issuance	$44	$78
Beneficial conversion feature	$-	$4,017,729
Common stock issued fro account payable	$-	$331,739
Warrants exercised into common shares	$55,791	$-

The accompanying notes are an integral part to these audited consolidated financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

Marathon Patent Group, Inc. (the “Company”) was incorporated in the State of Nevada on February 23, 2010 under the name Verve Ventures, Inc. On December 7, 2011, the Company changed its name to American Strategic Minerals Corporation and were engaged in exploration and potential development of uranium and vanadium minerals business. In June 2012, the Company discontinued the minerals business and began to invest in real estate properties in Southern California. In October 2012, the Company discontinued its real estate business when the former CEO joined the firm and the Company commenced IP licensing operations, at which time the Company’s name was changed to Marathon Patent Group, Inc. On November 1, 2017, the Company entered into a merger agreement with Global Bit Ventures, Inc. (“GBV”), which is focused on mining digital assets. The Company purchased cryptocurrency mining machines and established a data center in Canada to mine digital assets. As part of the cancellation of certain indebtedness owed to Fortress Investment Group, LLC, we transferred ownership of various patents, including U.S. Patent No. 7,177,798, commonly referred to as “Patent 798.” Fortress created a new Special Purpose Entity, CF Dynamic Advances LLC, in which we own a 30% interest. There was no activity in 2018.

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

Going Concern

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company had an accumulated deficit of approximately $102.1 million at December 31, 2018, a net loss of approximately $12.8 million and approximately $8.2 million net cash used in operating activities for the year ended December 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company’s subsidiaries, Marathon Crypto Mining, Inc., Crypto Currency Patent Holding Company and Soems Acquisition Corp.. For consolidated entities where the Company owns less than 100% of the subsidiary, the Company records net loss attributable to non-controlling interests in its consolidated statements of operations equal to the percentage of the economic or ownership interest retained in such entities by the respective non-controlling parties.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company’s consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. The Company’s accounts at this institution are insured, up to $250,000, by the Federal Deposit Insurance Corporation (“FDIC”). For the years ended December 31, 2018 and 2017, the Company’s bank balances exceeded the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits. As of December 31, 2018 and 2017, the Company did not have any cash equivalents.

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

The following table presents the activities of the digital currencies for the year ended December 31, 2018:

Digital currencies at December 31, 2017	$-
Additions of digital currencies	1,495,402
Realized loss on sale of digital currencies	(152,485)
Sale of digital currencies	(1,342,917)
Digital Currencies at December 31, 2018	$-

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The Company monitors the carrying value of long-lived assets for potential impairment and tests the recoverability of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If a change in circumstance occurs, the Company will perform a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, the Company will determine whether impairment has occurred for the group of assets for which we can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, the Company will measure any impairment by comparing the fair value of the asset or asset group to its carrying value. During the year ended December 31, 2018, there is no impairment to the intangible assets.

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

In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met: The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct), and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Providing computing power in crypto asset transaction verification services is an output of the Company’s ordinary activities. The provision of computing power is the only performance obligation in the Company’s contracts with pool operators. The transaction consideration the Company receives, if any, is noncash consideration, which the Company measures at fair value on the date received, which is not materially different than the fair value at contract inception. The consideration is all variable. Because it is not probable that a significant reversal of cumulative revenue will not occur, the consideration is constrained until the Company successfully places a block (by being the first to solve an algorithm) and the Company receives confirmation of the consideration it will receive, at which time revenue is recognized. There is no significant financing component in these transactions.

Fair value of the digital asset award received is determined using the average U.S. dollar spot rate of the related digital currency at the time of receipt.

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

On October 11, 2018, the Company entered into a 2-year Employment Agreement, subject to successive 1 year extension, with Merrick Okamoto, pursuant to which Mr. Okamoto will serve as the Executive Chairman and Chief Executive Officer of the Company. Pursuant to the terms of the Agreement, Mr. Okamoto shall receive a base salary at an annual base salary of $350,000 (subject to annual 3% cost of living increase) and an annual bonus up to 100% of base salary as determined by the Compensation Committee or the Board. As further consideration for Mr. Okamoto’s services, the Company agreed to issue Mr. Okamoto 10-year stock options to purchase 5,000,000 shares of Common Stock, with a strike price of $0.58 per share, vesting 50 % on the date of grant and 25% on each 6 months anniversary of the date of grant. As of December 31, 2018 no bonus has been accrued.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

On October 15, 2018, the Company entered into a 2-year Employment Agreement, subject to successive 1 year extension, with David Lieberman, pursuant to which Mr. Lieberman will serve as the Chief Financial Officer of the Company. Pursuant to the terms of the Lieberman Agreement, Mr. Lieberman shall receive a base salary at an annual base salary of $180,000 (subject to annual 3% cost of living increase) and an annual bonus up to 100% of base salary as determined by the Compensation Committee or the Board. As further consideration for Mr. Lieberman’s services, the Company agreed to issue Mr. Lieberman 10-year stock options to purchase 200,000 shares of Common Stock, with a strike price of $0.58 per share, vesting 50% on the date of grant and 25% on each 6 months anniversary of the date of grant. As of December 31, 2018 no bonus has been accrued.

At December 31, 2018 and 2017, the Company has fully reserved a Note Receivable on the Balance Sheets which consists of an uncollateralized note receivable in the amount of $588,864 from nXn, an entity owned or controlled or previously owned or controlled by Erich Spangenberg, the Company’s former director. The note receivable does not carry interest and was repayable to the Company at the earlier of March 31, 2018 or based upon certain milestones. The note receivable was not repaid by nXn and the Company took a full reserve for bad debt as of December 31, 2018 and 2017.

At December 31, 2018 and 2017, the Company owed Doug Croxall (former CEO), $0 and $124,297, respectively (comprised of $187,500 bonus payable and $63,203 advance).

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of December 31, 2018 and December 31, 2017, respectively:

	Fair value measured at December 31, 2018
	Total carrying value at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant liability	$39,083	$-	$-	$39,083

	Fair value measured at December 31, 2017
	Total carrying value at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant liability	$1,794,396	$-	$-	$1,794,396

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

There were no transfers between Level 1, 2 or 3 during the year ended December 31, 2018.

At December 31, 2018, the Company had an outstanding warrant liability in the amount of $39,083 associated with warrants that were issued in January 2017 and warrants issued related to the Convertible Notes issued in August and September of 2017. The following table rolls forward the fair value of the Company’s warrant liability, the fair value of which is determined by Level 3 inputs for the year ended December 31, 2018.

FV of warrant liabilities

Fair value
Outstanding as of December 31, 2016	$-
Issued	2,600,930
Equity warrant purchase	(1,118,660)
Exercised	(13,280)
Exchanged to Series E	(21,525,410)
Change to equity	(4,907)
Change in fair value of warrants	21,855,723
Outstanding as of December 31, 2017	1,794,396
Exercised	(55,791)
Change in fair value of warrants	(1,699,522)
Outstanding as of December 31, 2018	$39,083

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

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at December 31, 2018 and 2017 are as follows:

	As of December 31,
	2018	2017
Warrants to purchase common stock	728,764	773,966
Options to purchase common stock	5,866,079	448,772
Preferred stock to exchange common stock	-	5,511,701
Convertible notes to exchange common stock	1,248,882	3,503,948
Total	7,843,725	10,238,387

The following table sets forth the computation of basic and diluted loss per share:

	For the year ended December 31,
	2018	2017
Net loss attributable to common shareholders	$(12,814,324)	$(31,333,569)

Denominator:
Weighted average common shares - basic and diluted	21,263,774	6,522,649

Loss per common share - basic and diluted	$(0.60)	$(4.80)

Impairment of Long-lived Assets

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Based on its reviews, management determined that its crypto-currency machines were impaired by a total of $2,222,688 based upon an assessment as of December 31, 2018, including consideration of the decline in bitcoin values which occurred commencing in late December 2017 and into 2018.

Stock-Based Compensation

The Company expenses stock-based compensation to employees over the requisite service period based on the estimated grant-date fair value of the awards and forfeiture rates. For stock-based compensation awards to non-employees, the Company remeasures the fair value of the non-employee awards at each reporting period prior to vesting and finally at the vesting date of the award. Changes in the estimated fair value of these non-employee awards are recognized as compensation expense in the period of change.

The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment.

Recent Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. We are evaluating the impact of this guidance on our consolidated financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In June 2018, the FASB issued ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting”, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The changes take effect for public companies for fiscal years starting after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company adopted of this ASU on January 1, 2019, and the adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815),” which addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 with early adoption permitted. The Company adopted of this ASU on January 1, 2019, and the adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business and assists entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under this guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset (or group of similar assets), the assets acquired would not represent a business. In addition, in order to be considered a business, an acquisition would have to include at a minimum an input and a substantive process that together significantly contribute to the ability to create an output. The amended guidance also narrows the definition of outputs by more closely aligning it with how outputs are described in FASB guidance for revenue recognition. This guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company adopted ASU 2017-01 on January 1, 2018 and the adoption did not have a material impact on the Company’s consolidated financial statements and notes thereto.

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

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by, among other provisions, recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. For public companies, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. In transition, entities may also elect a package of practical expedients that must be applied in its entirety to all leases commencing before the adoption date, unless the lease is modified, and permits entities to not reassess (a) the existence of a lease, (b) lease classification or (c) determination of initial direct costs, as of the adoption date, which effectively allows entities to carryforward accounting conclusions under previous U.S. GAAP. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities an optional transition method to apply the guidance under Topic 842 as of the adoption date, rather than as of the earliest period presented. The Company adopted Topic 842 on January 1, 2019, using the optional transition method to apply the new guidance as of January 1, 2019, rather than as of the earliest period presented, and elected the package of practical expedients described above. The Company is still finalizing its analysis, but expects the adoption will not have a material impact on the Company’s consolidated financial statements.

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

NOTE 4 – DIGITIAL ASSET MINING

On February 7, 2018, Marathon Crypto Mining, Inc. (“MCM”), a Nevada corporation and wholly owned subsidiary of the Company, entered into an agreement to acquire 1,400 Bitmain’s Antminer S9 miners (“Antminer S9s”). The purchase price was $4,557,072. The Company also paid installation costs of $694,647 (total paid and capitalized was $5,251,719). The Company will depreciate the Antminer S9’s and related installation costs over a two-year period. Depreciation for the year ended December 31, 2018 was $2,003,696 million. During the year ended December 31, 2018, the Company recorded a $2,222,688 charge for the impairment of the mining equipment.

On February 12, 2018, in connection with the intended mining operations of MCM, the Company assumed a lease contract dated November 11, 2017 (the “Lease Agreement”) by and between 9349-0001 Quebec Inc. (the “Lessor”) and Blocespace Inc., formerly known as Cryptoespace Inc. (the “Lessee”). Pursuant to the Lease Agreement, among other things, the Lessee leases a building of 26,700 square feet (the “Property”) in Quebec, Canada, for an initial term of five (5) years (the “Term”), commencing on December 1, 2017 and terminating on November 30, 2022. The Lessee shall pay a monthly rent of $10,013 Canadian Dollars (“CAD”) plus tax, or an annual rent of $120,150 CAD plus tax (“Yearly Rent”). At the signing of the Lease Agreement, the Lessee paid the Lessor a deposit equal to the Yearly Rent which amount will be dispersed during the Term as set forth in the Lease Agreement. Lease expense for the year ended December 31, 2018 was $88,043.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The components of property, equipment and intangible assets as of December 31, 2018 and 2017 are:

	Useful life (Years)	December 31, 2018	December 31, 2017
Website	7	$121,787	$121,787
Mining equipment	2	3,029,031	-
Mining patent	17	1,210,000	-
Gross property, equipment and intangible assets		4,360,818	121,787
Less: Accumulated depreciation and amortization		(2,181,488)	(111,776)
Property, equipment and intangible assets, net		$2,179,330	$10,011

The Company’s depreciation expense for the years ended December 31, 2018 and 2017 were $2.0 million and $0, and amortization expense were $66,017 and $24,802 for the year ended December 31, 2018 and 2017, respectively.

NOTE 5 - STOCKHOLDERS’ EQUITY

Series B Convertible Preferred Stock

As of December 31, 2018 and 2017, there was no share of Series B Convertible Preferred Stock outstanding.

Series E Preferred Stock

During the year ended December 31, 2018, 5,513 shares of the Series E Convertible Preferred Stock had been converted to the Company’s Common Stock and there was no Series E Convertible Preferred Stock outstanding as of December 31, 2018 and 5,513 shares of Series E Convertible Preferred Stock outstanding as of December 31, 2017, respectively.

Common Stock

During the year ended December 31, 2018, the Company issued 3,819,485 shares of Common Stock to Note Holders in connection with debt conversions, 218,400 shares of Common Stock were issued to Board members for their services, 5,511,543 shares of Common Stock with respect to the conversion of Series E Convertible Preferred Stock, 17,731 shares of Common Stock in connection with the exercise of a warrant, 250,000 shares of Common Stock issued pursuant to a patent purchase, 225,000 shares of Common Stock issued to consultants and 3,000,000 to GBV as a termination fee for canceling the merger agreement. The termination fee was valued based upon the closing stock price as of June 28, 2018 or $0.95 per common share.

During the year ended December 31, 2017, the Company issued 238,750 shares of Common Stock to vendors to settle partial or total payment of outstanding invoices, 1,807,565 shares of Common Stock were issued to Note Holders in connection with debt conversions, 1,631,699 shares of Common Stock were issued to consultants and employees for their services, 628,438 shares of Common Stock with respect to the conversion of Series D Convertible Preferred Stock, 195,500 shares of Common Stock with respect to the conversion of Series B Convertible Preferred Stock, 598,500 shares of Common Stock in connection with the exercise of a warrant.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Common Stock Warrants

As of December 31, 2018, the Company had warrants outstanding to purchase 728,764 shares of Common Stock with a weighted average remaining life of 3.1 years. A summary of the status of the Company’s outstanding stock warrants and changes during year ended is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2017	773,966	$5.99	4.1
Expired	(1,202)	15.60	-
Exercised	(44,000)	1.20	-
Outstanding as of December 31, 2018	728,764	$6.26	3.1
Warrants exercisable as of December 31, 2018	728,764	$6.26	3.1

As of December 31, 2017, the Company had warrants outstanding to purchase 773,966 shares of Common Stock with a weighted average remaining life of 4.1 years. A summary of the status of the Company’s outstanding stock warrants and changes during year ended is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2016	116,519	$15.18	3.2
Granted	7,941,374	1.70	5.0
Expired	(37,177)	15.60	-
Exercised	(7,246,750)	1.38	-
Outstanding as of December 31, 2017	773,966	$5.99	4.1
Warrants exercisable as of December 31, 2017	773,966	$5.99	4.1

Common Stock Options

On October 12, 2018, the Company granted its executive officers and board members 5,450,000 option to purchase 5,450,000 shares of the Company’s common stock, with an exercise price of $0.58 per share, vesting 50 % on the date of grant and 25% on each 6 months anniversary of the date of grant. The options were valued based on the Black-Scholes model, using the strike of $0.58 per share, an average expected term of 5.19 years, volatility of 39.35% based on the average volatility of comparable companies over the comparable prior period. The grant date fair value of stock options granted to employees during the years ended December 31, 2018 and 2017 were $1,377,678 and $0, respectively. Estimated future stock-based compensation expense relating to unvested stock options is approximately $0.5 million as of December 31, 2018 and will be amortized over the remaining 1.0 years.

A summary of the stock options as of December 31, 2018 and changes during the period are presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2017	448,771	$15.50	6.23
Granted	5,450,000	$0.58	9.78
Expired	(32,692)	10.71	-
Outstanding as of December 31, 2018	5,866,079	$1.67	9.49
Options vested and expected to vest as of December 31, 2018	5,866,079	$1.67	9.49
Options vested and exercisable as of December 31, 2018	3,132,051	$2.58	9.25

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

A summary of the stock options as of December 31, 2017 and changes during the period are presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2016	879,034	$14.34	6.79
Forfeited	(430,263)	13.13	-
Outstanding as of December 31, 2017	448,771	$15.50	6.23
Options vested and expected to vest as of December 31, 2017	448,771	$15.50	6.23
Options vested and exercisable as of December 31, 2017	433,667	$15.53	6.16

NOTE 6 - DEBT, COMMITMENTS AND CONTINGENCIES

Debt consists of the following:

	Maturity	Interest	December 31,	December 31,
	Date	Rate	2018	2017
Convertible Note	4/30/2019	5%	$999,106	$4,053,948
Less: debt discount	and 4/30/2019		-	(2,290,028)
Total Convertible notes, net of discount			$999,106	$1,763,920

Total			$999,106	$1,763,920
Less: current portion			(999,106)	(1,763,920)
Total, net of current portion			$-	$-

On August 14, 2017, the Company entered into a unit purchase agreement (the “Unit Purchase Agreement”) with certain accredited investors providing for the sale of up to $5,500,000 of 5% secured convertible promissory notes (the “Convertible Notes”), which are convertible into shares of the Corporation’s common stock, and the issuance of warrants to purchase 6,875,000 shares of the Company’s Common Stock (the “Warrants”). The Convertible Notes are convertible into shares of the Company’s Common Stock at a price equal to the lesser of (i) $0.80 per share or (ii) the closing bid price of the Company’s common stock on the day prior to conversion of a Convertible Note; provided that such conversion price may not be less than $0.40 per share. The Convertible Notes contain “blocker” provisions which state that the holder may not initiate any conversion that would result in the holder and its affiliates owning above 4.99% of the issued and outstanding stock of the Company upon effecting the conversion. The holder may increase this limitation with 61 days’ prior notice, but in no case, may a conversion be effected if it would result in the holder and affiliates owning more than 9.9% of the issued and outstanding stock of the Company upon completion of the conversion. The Warrants have an exercise price of $1.20 per share. The Convertible Notes originally matured on May 31, 2018 and bear interest at the rate of 5% per annum. In two closings of the Unit Purchase Agreement, the Company issued all $5,500,000 in Convertible Notes to the investors. The investor has agreed to an extension of the maturity date of the note to April 30, 2019. As of December 31, 2018, the Company had an outstanding obligation pursuant to the Convertible Notes in the amount of $999,106. Accrued interest as of December 31, 2018 was $144,981. During the year ended December 31, 2018 the interest expense was $72,104, and $73,622 for the year ended December 31, 2017, respectively.

During the year ended December 31, 2018, the amortization of debt discount was $2,290,028 million, and $3,561,109 for the year ended December 31, 2017, respectively.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Office Lease

Effective June 1, 2018, the Company rented its corporate office at 1180 North Town Center Drive, Suite 100, Las Vegas, Nevada 89144, on a month to month basis. The monthly rent is $1,907. A security deposit of $3,815 has been paid.

Legal Proceedings

Feinberg Litigation

On March 27, 2018, Jeffrey Feinberg, purportedly joined by the Jeffrey L. Feinberg Personal Trust and the Jeffrey L. Feinberg Family Trust, filed a complaint against the Company and certain of its former officers and directors. The complaint was filed in the Supreme Court of the State of New York, County of New York. The plaintiffs purported to state claims under Sections 11, 12(a)(2) and 15 of the federal Securities Act of 1933 and common law claims for “actual fraud and fraudulent concealment,” constructive fraud, and negligent misrepresentation, seeking unspecified money damages (including punitive damages), as well as costs and attorneys’ fees, and equitable or injunctive relief. On June 15, 2018, the defendants filed a motion to dismiss all claims asserted in the complaint and, on July 27, 2018, the plaintiffs filed an opposition to that motion. The court heard argument on the motion and, on January 15, 2019, the court granted the motion to dismiss, allowing 30 days for the filing of an amended complaint. On February 15, 2019, Jeffrey Feinberg, individually and as trustee of the Jeffrey L. Feinberg Personal Trust, and Terrence K. Ankner, as trustee of the Jeffrey L. Feinberg Family Trust, filed an amended complaint that purports to state the same claims and seeks the same relief sought in the original complaint. Defendants have not yet responded to the amended complaint.

Ramirez Litigation

On July 20, 2018, Tony Ramirez filed a complaint against the Company and certain of its former directors. The complaint was filed in the United States District Court for the Central District of California. Mr. Ramirez alleged that he was a shareholder of the Company and purported to assert a single claim under Section 14(a) of the Securities and Exchange Act of 1934 and SEC Rule 14a-9 promulgated thereunder. The parties entered into a “Settlement Agreement and Mutual Release” and the case was voluntarily dismissed with prejudice on December 17, 2018.

Amazon Litigation

As part of the cancellation of certain indebtedness owed to Fortress Investment Group, LLC, we transferred ownership of various patents, including U.S. Patent No. 7,177,798, commonly referred to as “Patent 798.” Fortress created a new Special Purpose Entity, CF Dynamic Advances LLC, in which we own a 30% interest. In May 2018, Rensselaer Polytechnic Institute and CF Dynamic Advances LLC filed a complaint against Amazon.com, Inc. in the United States District Court for the Northern District of New York, which alleges, among other things, that “Alexa Voice Software and Alexa enabled devices” infringe U.S. Patent No. 7,177,798, entitled “Natural Language Interface Using Constrained Intermediate Dictionary of Results.” The complaint seeks an injunction, monetary damages, an ongoing royalty, pre- and post-judgment interest, attorneys’ fees, and costs. If plaintiffs are successful, and if the recoveries or settlement proceeds are sufficient following litigation expenses and recovery of amounts due in connection with the cancelled loan, the special purpose entity could be entitled to a portion of the net proceeds. There can be no assurance that the plaintiff will be successful or that any recoveries will exceed amounts due under the debt settlement arrangements or that our 30% interest in the special purpose entity will have any value even if the plaintiffs are successful in their case against Amazon.

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

The table below summarizes the differences between the Companies’ effective tax rate and the statutory federal rate as follows for the years ended December 31, 2018 and 2017:

	2018	2017

Computed “expected” tax expense (benefit)	(21.00)%	(34.00)%
State income taxes	-%	(7.99)%
Permanent differences	-%	1.33%
Change in federal rate	-%	28.52%
Timing differences	-%	-%
Change in valuation allowance	21.00%	12.10%

Effective tax rate	-%	(0.33)%

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company has a deferred tax asset, which is summarized as follows at December 31:

	2018	2017
Deferred tax assets:
Total deferred tax assets	$22,907,783	$21,119,444
Total deferred tax liabilities	-	-
Less: valuation allowance	(22,907,783)	(21,119,444)
Net deferred tax asset	$-	$57,349

The Company does not have any taxable income in carryback years in which net operating losses (“NOLs”) can be carried back to. At December 31, 2018, the Company did not have any taxable temporary differences that will reverse and generate taxable income and was still in a cumulative loss position. Based on all the available information, including tax planning strategies and future forecast, the Company does not believe that it is more likely than not that the net deferred tax assets will be realized; therefore, a full valuation allowance has been recorded against its net deferred tax assets.

As of December 31, 2018 and 2017, the Company had NOL carry-forwards for federal and state purposes of approximately $11.4 million and $29.9 million, respectively, which will begin to expire in 2033. The utilization of NOL and credit carry-forwards may be limited under the provisions of the Internal Revenue Code (“IRC”) Section 382, as amended, and similar state provisions. IRC Section 382 generally imposes an annual limitation on the amount of NOL carry-forwards that may be used to offset taxable income where a corporation has undergone significant changes in stock ownership.

On December 22, 2017, the U.S. federal government enacted the Tax Cuts and Jobs Act, as amended (the “2017 Tax Act”). Management reviewed and incorporated the new tax bill implications in the 2017 financial statements. The main change is the re-measurement of deferred taxes at the new corporate tax rate of 21%, which reduced the Company’s net deferred tax assets, before valuation allowance, by $1.2 million and $9.0 million for the years ended December 2018 and 2017, respectively. Due to full valuation allowance, the change in deferred taxes was fully offset by the change in valuation allowance.

As of December 31, 2018 and 2017, the Company has not recorded liability for unrecognized tax benefit. As of December 31, 2018 and 2017 the Company did not increase or decrease penalties or interest in connection with liability for unrecognized tax benefit. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. The Company files U.S. and state income tax returns with varying statutes of limitations. The 2014 through 2017 tax years generally remain subject to examination by federal and state tax authorities.

In 2018, the company dissolved those subsidiaries that were required to file tax returns that had no tax due for 2018. Marathon Patent Group, Inc. moved its headquarters to Las Vegas, Nevada on June 1, 2018 so it is required to file a final tax return with the state of California for 2018. The company believes there will be no tax due the state of California other than the $800 Franchise fee all companies are required to file.

NOTE 8 – Subsequent Events

The Company has evaluated subsequent events through the date the consolidated financial statements were available to be issued and has concluded that no such events or transactions took place that would require disclosure herein. On March 11, 2019, the board of directors approved a reverse stock split of the Company’s Common Stock by a ratio 4-for-1 upon the filing and effectiveness, which shall occur on April 8, 2019 pursuant to the Nevada Revised Statutes of this amendment of the Corporation’s Amended and Restated Articles of Incorporations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2018, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, with the goal being that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of a material weakness in our internal control over financial reporting, described below in Management’s Report on Internal Control Over Financial Reporting, our disclosure controls and procedures were not effective as of December 31, 2018.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework in the 2013 COSO framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2018, management identified a material weakness with respect to the financial reporting and close process, resulting from a lack of segregation of duties within accounting functions and evidence of control review. Accordingly, management concluded that our internal controls over financial reporting were not effective as of December 31, 2018.

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

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors and significant employees as of the date of this Report:

Name and Address	Age	Date First Elected or Appointed	Position(s)
Merrick Okamoto	58	August 13, 2017	Chief Executive Officer
David Lieberman	74	August 13, 2017	Chief Financial Officer and Director
James Crawford	44	March 1, 2013	Chief Operating Officer
Fred Thiel	58	April 24, 2018	Director
Michael Rudolph	68	August 17. 2018	Director
Michael Berg	69	August 17, 2018	Director

Background of officers and directors

The following is a brief account of the education and business experience during at least the past five years of our officers and directors, indicating each person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Merrick D. Okamoto - Chief Executive Officer

Mr. Merrick D. Okamoto, age 58, serves as the President at Viking Asset Management which he co-founded in 2002. Mr. Okamoto is responsible for research, due diligence, and structuring potential investment opportunities. He has been instrumental in providing capital to over 200 private and public companies. He is also responsible for the firm’s trading operations. Prior to Viking, Mr. Okamoto co-founded TradePortal.com, Inc. in 1999 and served as its President until 2001. He was instrumental in developing the proprietary Trade Matrix software platform offered by TradePortal Securities. Mr. Okamoto’s negotiations were key in selling a minority stake in TradePortal.com Inc. to Thomson Financial. Prior to that, he held Vice President positions with Shearson Lehman Brothers, Prudential Securities, and Paine Webber.

David P. Lieberman - Chief Financial Officer and Director

Mr. David Lieberman, age 74, is a seasoned business executive with over 40 years of financial experience beginning with five years as an accountant with Price Waterhouse. He has extensive experience as a senior operational and financial executive serving both multiple public and non-public companies. Mr. Lieberman currently serves as the President of Cobra International and Lieberman Financial Consulting where he acts as administrator for several investment groups. Previously he served as CFO and Director for MEDL Mobile Holdings, Inc., and CFO and Director of Datascension, Inc., a telephone market research company that provides both outbound and inbound services to corporate customers, since January 2008 and a director of that company since 2006. From 2006 to 2007, he served as Chief Financial Officer of Dalrada Financial Corporation, a publicly traded payroll processing company based in San Diego. From 2003 to 2006, he was the Chief Financial Officer for John Goyak & Associates, Inc., a Las Vegas-based aerospace consulting firm. Mr. Lieberman attended the University of Cincinnati, where he received his B.A. in Business, and is a licensed CPA in the State of California.

James Crawford - Chief Operating Officer

Mr. Crawford, age 44, was a founding member of Kino Interactive, LLC, and of AudioEye, Inc. Mr. Crawford’s experience as an entrepreneur spans the entire life cycle of companies from start-up capital to compliance officer and director of reporting public companies. Prior to his involvement as Chief Operating Officer of the Company, Mr. Crawford served as a director and officer of Augme Technologies, Inc. beginning March 2006, and assisted the company in maneuvering through the initial challenges of acquisitions executed by the company through 2011 that established the company as a leading mobile marketing company in the United States. Mr. Crawford is experienced in public company finance and compliance functions. He has extensive experience in the area of intellectual property creation, management and licensing. Mr. Crawford also served on the board of directors Modavox and Augme Technologies, and as founder and managing member of Kino Digital, Kino Communications, and Kino Interactive.

Fred Thiel - Director

Mr. Thiel, age 58, has been the Chairman of SPROCKET, INC. since June 2017, a Blockchain/Cryptocurrency technology and financial services company whose mission is to reduce the risk and friction of cryptocurrency trading across marketplaces, regions and exchanges by establishing a federation of exchanges that together create a single aggregated global trading market place with large scale liquidity, rapid execution, minimal counter-party risk, and price transparency. From January 2013 until November 2015, Mr. Thiel served as a director of Local Corporation, which was a NASDAQ listed entity which was a leader in on-line local search and digital media, mobile search monetization and programmatic retargeting markets. He served as Chairman of the Board of LOCAL from January 2014 to November 2015 and as its Chief Executive Officer from May 2014 to November 2015. Mr. Thiel has been the principal of Thiel Advisors Inc. since 2013. Thiel Advisors is a boutique advisory firm providing PE and VC firms, as well as public and private company boards of director, with deep technology industry operating expertise and strategic advisory services.

Michael Rudolph - Director

Mr. Rudolph, age 68, has served as the President and Chief Executive Officer of the Edgehill Group since July 1995, a consulting firm which provides financial management, operational expertise, strategic and tactical advice, project management and change management guidance. In connection therewith, he served as a contract Chief Financial Officer of ConsejoSano, Inc., a Hispanic telehealth provider, from May 2016 to July 2017; as the Chief Financial Officer of Fullbottle Group, Inc., an online advertising agency, from April 2014 to May 2017; as a contract Chief Financial Officer and Chief Administrator Officer of Calaborate Inc., a mobile app developer, from October 2013 to April 2014; and as interim Chief Financial Officer and Chief Administrative Officer of a software subsidiary company, Videro LLC and Videro, Inc from July 2011 to September 2015. In addition, Mr. Rudolph provided interim management as CEO and CFO for several online businesses and firms. From January 2001 until March 2016, Mr. Rudolph co-founded and served as Chief Financial Officer and Managing Member of Viking Asset Management, LLC, an SEC registered investment adviser (“RIA”) where he was responsible for finance, operations, treasury, audit, tax, legal, compliance and investor relations for the funds and the RIA and had direct management responsibility for 17 full time employees. From November 1989 to June 1995, Mr. Rudolph was the managing director at Charles Schwab & Co., Inc., in San Francisco, California, during which he managed non-trading functions for the Institutional Brokerage Division including sales/marketing, operations, compliance, financial planning/reporting and research and managed 10 full time employees and a $4.5 million budget. Mr. Rudolph attended Washington University in St. Louis, MO, where he received his M.B.A. in Finance/Marketing. He received his B.S. in Biochemistry from Purdue University in West Lafayette, IN, and was a licensed FINRA registered investment advisor from April 2001 to March 2011.

Michael Berg - Director

Mr. Berg, age 69, has been a practicing accountant for over 30 years. Since May of 2011, he has served on the Board of Directors of Sol Array, a high technology company based in China, which develops next generation solar cells, and serves as an advisor to several small public companies. From September of 1977 until June of 1985, he was an audit manager for Coopers & Lybrand (now PWC) in San Francisco and in January 2008, co-founded and served as the West Coast PIC of PMB Helin Donovan, a 100+ person CPA firm. From September 1988 until December 2000, Mr. Berg served as the Chief Financial Officer of a public real estate company and a high tech manufacturer and a research and development company. He has established several independent companies including EXIS in January 1992, which sold and installed a proprietary software product which he helped develop for distributed general ledgers systems. Most recently, in January 2014, he formed the Registry of Accredited Investors that provides services to investors and companies in Reg D offerings. His industry experience ranges from finance and distribution to high tech, pharma, real estate and construction. Mr. Berg has worked extensively with public companies and has participated in many public offerings in national markets. From January 1989 until October 1996, he was the President of the Board of Directors of the Names Project and formed a not-for-profit called the Permanent Display aimed at creating a San Francisco landmark for the AIDs Quilt. In March 2005, Mr. Berg also helped found Welcome, a 501C (3) that provides homeless outreach in the Upper Polk Street area of San Francisco. Mr. Berg attended San Francisco State University, where he received his B.A. in Accounting, and is a licensed CRFA, CFF and CPA in the States of California and New York.

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

Term of Office

Our Board of Directors is comprised of five directors, of which all five seats are currently occupied, and is divided among three classes, Class I, Class II and Class III. Class I directors will serve until the 2021 annual meeting of stockholders and until their respective successors have been duly elected and qualified, or until such director’s earlier resignation, removal or death. Class III directors will serve until the 2020 annual meeting of stockholders and until their respective successors have been duly elected and qualified, or until such director’s earlier resignation, removal or death. Class II directors, elected at the Company’s annual shareholder meeting held on September 28, 2016, will serve until the 2019 annual meeting of stockholders and until their respective successors have been duly elected and qualified, or until such director’s earlier resignation, removal or death. All officers serve at the pleasure of the Board.

Director Independence

Mr. Fred Thiel, Mr. Michael Berg and Mr. Michael Rudolph are “independent” directors based on the definition of independence in the listing standards of the NASDAQ Stock Market LLC (“NASDAQ”).

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

Audit Committee

The Audit Committee members are currently Mr. Fred Thiel, Mr. Michael Berg and Mr. Michael Rudolph, with Mr. Michael Berg as Chairman. The Audit Committee has authority to review our financial records, deal with our independent auditors, recommend to the Board policies with respect to financial reporting, and investigate all aspects of our business. All of the members of the Audit Committee currently satisfy the independence requirements and other established criteria of NASDAQ.

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

Nominating and Governance Committee

The Nominating and Corporate Governance Committee members are currently Mr. Fred Thiel, Mr. Michael Berg and Mr. Michael Rudolph, with Mr. Michael Rudolph as Chairman. The Nominating and Corporate Governance Committee has the following responsibilities: (a) setting qualification standards for director nominees; (b) identifying, considering and nominating candidates for membership on the Board; (c) developing, recommending and evaluating corporate governance standards and a code of business conduct and ethics applicable to the Company; (d) implementing and overseeing a process for evaluating the Board, Board committees (including the Committee) and overseeing the Board’s evaluation of the Chairman and Chief Executive Officer of the Company; (e) making recommendations regarding the structure and composition of the Board and Board committees; (f) advising the Board on corporate governance matters and any related matters required by the federal securities laws; and (g) assisting the Board in identifying individuals qualified to become Board members; recommending to the Board the director nominees for the next annual meeting of shareholders; and recommending to the Board director nominees to fill vacancies on the Board.

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

Compensation Committee

The Compensation Committee oversees our executive compensation and recommends various incentives for key employees to encourage and reward increased corporate financial performance, productivity and innovation. Its members are currently Mr. Fred Thiel, Mr. Michael Berg and Mr. Michael Rudolph with Mr. Fred Thiel as Chairman. All of the members of the Compensation Committee currently satisfy the independence requirements and other established criteria of NASDAQ.

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

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act and without conducting any independent investigation of our own, we believe that with respect to the fiscal year ended December 31, 2018, our officers and directors, and all of the persons known to us to beneficially own more than 10% of our common stock filed all required reports on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2018 and 2017 awarded to, earned by or paid to our executive officers or most highly paid individuals. The value attributable to any option awards and stock awards reflects the grant date fair values of stock awards calculated in accordance with FASB Accounting Standards Codification Topic 718. As described further in “Note 5 — Stockholders’ Equity - Common Stock Options” in our Notes to Consolidated Financial Statements, the assumptions made in the valuation of these option awards and stock awards is set forth therein.

Name and Principal Position	Year	Salary	Bonus Awards	Stock Awards	Option Awards	Non-Equity Plan Compensation	Nonqualified Deferred Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Merrick Okamoto (1)	2018	58,333	250,000	-	1,263,925	-	-	223,308	1,795,566
CEO	2017	-	-	-		-	-	-	-
David Lieberman (2)	2018	127,500	35,000	-	50,577	-	-	-	213,077
CFO & Director	2017	-	-	-	-	-	-	-	-
James Crawford (3)	2018	110,000	5,000	-	25,278	-	-	-	215,000
COO	2017	152,622	50,000	-	-	-	-	22,058	224,680
Doug Croxall (4) Former CEO and	2018	-	-	-	-	-	-	80,000	80,000
Chairman	2017	366,256	459,000	756,000		-	-	76,881	1,658,137
Francis Knuettel II (5)	2018	64,477	75,000	86,000	-	-	-	-	225,477
CFO & Secretary	2017	282,917	185,000	54,000	-	-	-	41,537	563,453
David Liu (6)	2018	-	-	-	-	-	-	-	-
CTO	2017	52,083	-	-	-	-	-	15,711	67,794
Erich Spangenberg (7) Dir. of Acquisitions	2018	-	-	-	-	-	-	-	-
& Licensing	2017	142,728	200,000	-	-	-	-	21,550	364,277

(1)	Merrick Okamoto entered into a new employment agreement in October 11, 2018 which replaced his prior employment agreement.
(2)	David Lieberman entered into a new employment agreement in October 15, 2018 which replaced his prior employment agreement.
(3)	James Crawford entered into a new employment agreement in August 30, 2017 which replaced his prior employment agreement.
(4)	Doug Croxall entered into a Retention Agreement on August 22, 2017, as amended, pursuant to which his employment with the Company terminated on December 31, 2017.
(5)	Francis Knuettel II entered into a Retention Agreement on August 30, 2017 which replaced his prior employment agreement, and his employment with the Company was terminated on April 22, 2018.
(6)	David Liu was appointed as the Chief Technology Officer of the Company on July 18, 2016, and his employment with the Company was terminated on March 15, 2017.
(7)	Erich Spangenberg was appointed as the Director of Acquisitions and Licensing on May 11, 2016 and his employment with the Company was terminated on August 3, 2017.

Employment Agreements

On October 11, 2018, we entered into a 2-year Employment Agreement, subject to successive one year extensions, with Merrick Okamoto, pursuant to which Mr. Okamoto will serve as the Executive Chairman and Chief Executive Officer of the Company. Pursuant to the terms of the Agreement, Mr. Okamoto shall receive a base salary at an annual base salary of $350,000 (subject to annual 3% cost of living increase) and an annual bonus up to 100% of base salary as determined by the Compensation Committee or the Board. As further consideration for Mr. Okamoto’s services, we agreed to issue Mr. Okamoto 10-year stock options to purchase 5,000,000 shares of Common Stock, with a strike price of $0.58 per share, vesting 50 % on the date of grant and 25% on each 6 months anniversary of the date of grant.

On October 15, 2018, we entered into a 2-year Employment Agreement, subject to successive one year extensions, with David Lieberman, pursuant to which Mr. Lieberman will serve as the Chief Financial Officer of the Company. Pursuant to the terms of the Lieberman Agreement, Mr. Lieberman shall receive a base salary at an annual base salary of $180,000 (subject to annual 3% cost of living increase) and an annual bonus up to 100% of base salary as determined by the Compensation Committee or the Board. As further consideration for Mr. Lieberman’s services, we agreed to issue Mr. Lieberman 10-year stock options to purchase 200,000 shares of Common Stock, with a strike price of $0.58 per share, vesting 50% on the date of grant and 25% on each 6 months anniversary of the date of grant.

Directors’ Compensation

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2018 and 2017 awarded to, earned by or paid to our directors. The value attributable to any warrant awards reflects the grant date fair values of stock awards calculated in accordance with FASB Accounting Standards Codification Topic 718. As described further in “Note 5 — Stockholders’ Equity (Deficit) — Common Stock Warrants” in our Consolidated Financial Statements, a discussion of the assumptions made in the valuation of these warrant awards.

Name		Fees Earned or paid in cash	Stock awards	Option awards	Non-equity incentive plan compensation	Non-qualified deferred compensation earnings	All other compensation	Total
		($)	($)	($)	($)	($)	($)	($)
Merrick Okamoto
	2018	-	-	-	-	-	-	-
	2017	31,903	150,500	-	-	-	-	182,403
David Lieberman
	2018	5,430	-	-	-	-	-	5,430
	2017	6,467	64,500	-	-	-	-	70,967
Richard Chernicoff (1)
	2018	-	-	-	-	-	-	-
	2017	28,797	-	-	-	-	-	28,797
Edward Kovalik
	2018	8,000	-	-	-	-	-	8,000
	2017	41,750	64,500	-	-	-	-	106,250
Michael Rudolph (2)
	2018	7,500	-	-	-	-	-	7,500
	2017	-	-	-	-	-	-	-
Michael Berg (3)
	2018	7,500	-	-	-	-	-	7,500
	2017	-	-	-	-	-	-	-
Christopher Robichaud
	2018	8,000	-	-	-	-	-	8,000
	2017	25,346	64,500	-	-	-	-	89,846
Richard Tyler (4)
	2018	-	-	-	-	-	-	-
	2017	28,500	-	-	-	-	-	28,500
Fred Thiel (5)
	2018	13,069	-	-	-	-	-	13,069
	2017	-	-	-	-	-	-	-

(1)	Mr. Richard Chernicoff resigned as a member of the Company’s Board of Directors on August 13, 2017.
(2)	Mr. Rudolph was appointed on August 17, 2018.
(3)	Mr. Berg was appointed on August 17, 2018.
(4)	Mr. Richard Tyler resigned as a member of the Company’s Board of Directors on August 13, 2017.
(5)	Mr. Fred Thiel was appointed on April 24, 2018.

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

As of December 31, 2018, and within sixty (60) days thereafter, the following sets forth the option and stock awards to officers of the Company:

	Option Awards					Stock awards
	Number of securities underlying unexercised options (1)	Number of securities underlying unexercised options	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price	Option expiration date	Number of shares of units of stock that have not vested	Market value of shares of units of stock that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
	(#) exercisable	(#) unexercisable	(#) unexercisable	($)		(#)	($)	(#)	($)
Merrick Okamoto	2,500,000	-	-	$0.58	10/12/28	-	-	-	-
David Lieberman	100,000	-	-	$0.58	10/12/28	-	-	-	-
James Crawford	20,000	-	-	$25.60	10/31/24	-	-	-	-
James Crawford	8,750	-	-	$7.44	10/14/25	-	-	-	-
James Crawford	7,500	-	-	$16.66	05/14/24	-	-	-	-
James Crawford	50,000	-	-	$0.58	10/12/28	-	-	-	-

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the Board or Compensation Committee of any other entity that has one or more of its executive officers serving as a member of our Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of March 25, 2019: (i) by each of our directors, (ii) by each of the named executive officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of March 25, 2019, there were 25,519,940 shares of our common stock outstanding.

Amount and Nature of Beneficial Ownership as of March 25, 2019 (1)
Name and Address of Beneficial Owner (1)	Common Stock	Options	Warrants	Total	Percentage of Common Stock (%)

Officers and Directors

Merrick Okamoto (1)	87,500	2,500,000	-	2,587,500	10.1%

David Lieberman (2)	37,500	100,000	-	137,500	0.5%

James Crawford (Chief Operating Officer) (3)	-	76,250	-	76,250	0.3%

Fred Thiel (4)	-	25,000	-	25,000	0.1%

Michael Berg	-	25,000	-	25,000	0.1%

Michael Rudolph	-	25,000	-	25,000	0.1%

All Directors and Executive Officers (three persons)	125,000	2,751,250	-	2,876,250	11.2%

(1) Represents options to purchase 2,500,000 shares of Common Stock at an exercise price of $0.58 per share.

(2) Represents options to purchase 100,000 shares of Common Stock at an exercise price of $0.58 per share.

(3) Represents options to purchase (i) 20,000 shares of Common Stock at an exercise price of $25.60 per share, (ii) 7,500 shares of Common Stock at an exercise price of $16.66 per share, (iii) 50,000 shares of Common Stock at an exercise price of $0.58 per share and (iv) 8,750 shares of Common Stock at an exercise price of $7.44 per share.

(4) Represents options to purchase 25,000 shares of Common Stock at an exercise price of $0.58 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than disclosed herein, there were no transactions during the year ended December 31, 2018 or any currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the years ended December 31, 2018 and 2017, we engaged RBSM LLP, as our independent auditor . For the years ended December 31, 2018 and 2017, we incurred fees for our current auditor, RBSM as set forth below :

	Fiscal Year Ended
	December 31, 2018	December 31, 2017

Audit fees	$218,031	$327,805
Tax fees	31,365	44,390
All other fees	-	-

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

PART IV

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company dated November 25, 2011. (1)
3.2	Certificate of Amendment to Articles of Incorporation dated February 15, 2013. (2)
3.3	Certificate of Amendment to Amended and Restated Articles of Incorporation dated July 18, 2013 (3)
3.4	Certificate of Amendment to Articles of Incorporation dated October 25, 2017. (4)
3.5	Amended and Restated Bylaws of the Company dated November 25, 2011. (5)
4.1	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock. (6)
4.2	Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of 0% Series E Convertible Preferred Stock. (7)
4.3	Certificate of Correction to Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of 0% Series E Convertible Preferred Stock. (8)
4.4	Form of proposed Certificate of Designation of Preferences, Rights and Limitations of 0% Series E-1 Convertible Preferred Stock. (9)
10.1	Form of Unit Purchase Agreement dated as of August 14, 2017. (10)
10.2	Form of Registration Rights Agreement dated as of August 14, 2017. (11)
10.3	Form of 5% Convertible Promissory Note dated August 14, 2017. (12)
10.4	Form of Common Stock Purchase Warrant dated August 14, 2017. (13)
10.5	Form of Exchange Agreement dated as of July 16, 2017. (14)
10.6	Form of Exchange Agreement dated as of August 7, 2017. (15)
10.7	Form of Exchange Agreement dated as of November 28, 2017. (16)
10.8	Amended and Restated Croxall Retention Agreement dated August 30, 2017. (17)
10.9	Retention Agreement with Francis Knuettel II dated August 31, 2017. (18)
10.10	Employment Agreement with James Crawford dated August 31, 2017. (19)
10.11	Consulting Termination and Release Agreement with Erich Spangenberg dated August 31, 2017. (20)
10.12	Consulting Agreement dated August 31, 2017 with Page Innovations, LLC. (21)
10.13	Form of Lock-up Agreement with Doug Croxall dated September 7, 2017. (22)
10.14	Letter agreement with Revere Investments L.P., dated October 31, 2017. (23)
10.15	Agreement and Plan of Merger dated as of November 1, 2017. (24)
10.16	Amendment to Croxall Retention Agreement dated November 1, 2017. (25)
10.17	Voting and Standstill Agreement with Doug Croxall dated November 1, 2017. (26)
10.18	CF Marathon LLC Limited Liability Company Agreement dated as of October 20, 2017. (27)
10.19	First Amendment to Amended and Restated Revenue Sharing and Securities Purchase Agreement and Restructuring Agreement dated as of August 3, 2017. (28)
10.20	M&A Advisory Agreement with Palladium Capital Advisors, LLC, dated November 13, 2017. (29)
10.21	CIARA Technologies Agreement. (Confidential Treatment Requested) (30)
10.22	Master Services Agreement with Hypertec Systems Inc. dated December 15, 2017. (Confidential Treatment Requested) (31)
10.23	Engagement Letter with Roth Capital Partners, LLC dated December 7, 2017. (32)
10.24	Fairness Opinion dated December 13, 2017. (33)
10.25	Form of Securities Purchase Agreement. (34)
10.26	Form of Securities Purchase Agreement. (35)
10.27	Patent Rights Purchase and Assignment Agreement with XpresSpa Group, Inc. dated January 11, 2018. (36)
10.28	Amendment No. 1 to Agreement and Plan of Merger dated January 23, 2018. (37)
10.29	Lease Agreement, by and between 9349-0001 Quebec Inc. and Cryptoespace Inc., dated November 11, 2017. (38)
10.30	Assignment and Assumption Agreement, by and between Blocespace Inc. and Marathon Crypto Mining, Inc., dated February 12, 2018 (39)
10.31	Settlement Agreement and Release of Claims, dated March 8, 2018. (40)
10.32	Amendment No. 2 to Agreement and Plan of Merger, dated March 19, 2018. (41)
10.33	Amended and Restated Agreement and Plan of Merger, dated April 3, 2018. (42)
10.34	Executive Employment Agreement (46)
10.35	Executive Employment Agreement (47)
14.1	Code of Business Conduct and Ethics (43)

16.1	SingerLewak LLP letter to the Securities and Exchange Commission. (44)
16.2	Letter from BDO USA, LLP dated November 30, 2017. (45)
23.1	Consent of RBSM LLP.*
31.1	Certification of Chief Executive Officer pursuant to Section302 of the Sarbanes-Oxley Act 2002*
31.2	Certification of Chief Financial Officer pursuant to Section302 of the Sarbanes-Oxley Act 2002*
32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Document

* Filed herein.

(1)	Previously filed as Exhibit 3.1 to Current Report on Form 8-K filed December 9, 2011 and incorporated herein by reference.
(2)	Previously filed as Exhibit 3.1 to Current Report on Form 8-K filed February 20, 2013 and incorporated herein by reference.
(3)	Previously filed as Exhibit 3.1 to Current Report on Form 8-K filed July 19, 2013 and incorporated herein by reference.
(4)	Previously filed as Exhibit 3.4 to Registration Statement on Form S-4 filed January 24, 2018 and incorporated herein by reference.
(5)	Previously filed as Exhibit 3.2 to Current Report on Form 8-K filed December 9, 2011 and incorporated herein by reference
(6)	Previously filed as Exhibit 3.2 to Current Report on Form 8-K filed May 7, 2014 and incorporated herein by reference.
(7)	Previously filed as Exhibit 4.1 to Current Report on Form 8-K filed December 1, 2017 and incorporated herein by reference.
(8)	Previously filed as Exhibit 4.1 to Current Report on Form 8-K filed December 22, 2017 and incorporated herein by reference.
(9)	Previously filed as Exhibit 4.4 to Registration Statement on Form S-4 filed January 24, 2018 and incorporated herein by reference.
(10)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed August 15, 2017 and incorporated herein by reference.
(11)	Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed August 15, 2017 and incorporated herein by reference.
(12)	Previously filed as Exhibit 4.1 to Current Report on Form 8-K filed August 15, 2017 and incorporated herein by reference.
(13)	Previously filed as Exhibit 4.2 to Current Report on Form 8-K filed August 15, 2017 and incorporated herein by reference.
(14)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed July 18, 2017 and incorporated herein by reference.
(15)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed August 9, 2017 and incorporated herein by reference.
(16)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed December 1, 2017 and incorporated herein by reference.
(17)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed September 5, 2017 and incorporated herein by reference.
(18)	Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed September 5, 2017 and incorporated herein by reference.
(19)	Previously filed as Exhibit 10.3 to Current Report on Form 8-K filed September 5, 2017 and incorporated herein by reference.

(20)	Previously filed as Exhibit 10.4 to Current Report on Form 8-K filed September 5, 2017 and incorporated herein by reference.
(21)	Previously filed as Exhibit 10.5 to Current Report on Form 8-K filed September 5, 2017 and incorporated herein by reference.
(22)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed September 12, 2017 and incorporated herein by reference.
(23)	Previously filed as Exhibit 10.14 to Registration Statement on Form S-4 filed January 24, 2018 and incorporated herein by reference.
(24)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed November 2, 2017 and incorporated herein by reference.
(25)	Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed November 2, 2017 and incorporated herein by reference.
(26)	Previously filed as Exhibit 10.3 to Current Report on Form 8-K filed November 2, 2017 and incorporated herein by reference.
(27)	Previously filed as Exhibit 10.18 to Registration Statement on Form S-4 filed January 24, 2018 and incorporated herein by reference.
(28)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed August 9, 2017 and incorporated herein by reference.
(29)	Previously filed as Exhibit 10.20 to Registration Statement on Form S-4 filed January 24, 2018 and incorporated herein by reference.
(30)	Previously filed as Exhibit 10.21 to Registration Statement on Form S-4 filed January 24, 2018 and incorporated herein by reference.
(31)	Previously filed as Exhibit 10.22 to Registration Statement on Form S-4 filed January 24, 2018 and incorporated herein by reference.
(32)	Previously filed as Exhibit 10.23 to Registration Statement on Form S-4 filed January 24, 2018 and incorporated herein by reference.
(33)	Previously filed as Exhibit 10.24 to Registration Statement on Form S-4 filed January 24, 2018 and incorporated herein by reference.
(34)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed December 12, 2017 and incorporated herein by reference
(35)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed December 19. 2017 and incorporated herein by reference
(36)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed January 18, 2018 and incorporated herein by reference.
(37)	Previously filed as Exhibit 10.28 to Registration Statement on Form S-4 filed January 24, 2018 and incorporated herein by reference.
(38)	Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed February 15, 2018 and incorporated herein by reference.
(39)	Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed February 15, 2018 and incorporated herein by reference.
(40)	Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed July 31, 2018 and incorporated herein by reference.
(41)	Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed March 20, 2018 and incorporated herein by reference.
(42)	Previously filed as Exhibit 10.4 to Current Report on Form 8-K filed April 4, 2018 and incorporated herein by reference.
(43)	Previously filed as Exhibit 14.1 to Annual Report on 10- K filed March 31, 2014 and incorporated herein by reference.
(44)	Previously filed as Exhibit 16.1 to Current Report on Form 8-K filed January 17, 2017 and incorporated herein by reference.
(45)	Previously filed as Exhibit 16.1 to Current Report on Form 8-K filed December 1, 2017 and incorporated herein by reference.
(46)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed October 16, 2018 and incorporated herein by reference.
(47)	Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed on October 16, 2018 and incorporated herein by reference.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 25, 2019

MARATHON PATENT GROUP, INC.

	By:	/s/ Merrick Okamoto
Name: Merrick Okamoto
Title: Chief Executive Officer and Executive Chairman
(Principal Executive Officer)

	By:	/s/ David Lieberman
Name: David Lieberman
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Merrick Okamoto	Chief Executive Officer and Executive Chairman (Principal Executive Officer)	March 25, 2019
Merrick Okamoto

/s/ David Lieberman	Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2019
David Lieberman

/s/ Fred Thiel	Director	March 25, 2019
Fred Thiel

/s/ Michael Rudolph	Director	March 25, 2019
Michael Rudolph

/s/ Michael Berg	Director	March 25, 2019
Michael Berg

