Form 10-Q
period 2019-03-31
Marathon Patent Group, Inc.
filed 2019-05-10
CIK 1507605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	MARA	The Nasdaq Capital Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 6,385,405 shares of common stock are issued and outstanding as of May 10, 2019.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, “Marathon Patent Group, Inc.,” “we,” “us,” “our” and similar terms refer to Marathon Patent Group, Inc., a Nevada corporation, and its subsidiaries. Unless otherwise indicated, the per share information has been retroactively adjusted to reflect the one for four reverse stock split that went into effect on April 8, 2019 (the “Reverse Split”).

Item 1. Financial Statements

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,964,484	$2,551,171
Digital currencies	5,637	-
Prepaid expenses and other current assets	309,501	464,006
Total current assets	2,279,622	3,015,177

Other assets:
Property and equipment, net of accumulated depreciation and impairment charges of $4,476,292 and $4,338,931 for March 31, 2019 and December 31, 2018, respectively	897,214	1,034,575
Right-of-use assets	358,332	-
Intangible assets, net of accumulated amortization of $83,039 and $65,245 for March 31, 2019 and December 31, 2018, respectively	1,126,961	1,144,755
Total other assets	2,382,507	2,179,330
TOTAL ASSETS	$4,662,129	$5,194,507

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,168,469	$1,235,444
Current portion of lease liability	80,971	-
Warrant liability	76,817	39,083
Convertible notes payable	999,106	999,106
Total current liabilities	2,325,363	2,273,633
Long-term liabilities
Lease liability	178,574	-
Total long-term liabilities	178,574	-
Total liabilities	2,503,937	2,273,633

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, no shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized; 6,385,405 and 6,379,992 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	639	638
Additional paid-in capital	105,743,575	105,461,396
Accumulated other comprehensive loss	(450,719)	(450,719)
Accumulated deficit	(103,135,303)	(102,090,441)
Total stockholders’ equity	2,158,192	2,920,874
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,662,129	$5,194,507

The accompanying notes are an integral part to these unaudited consolidated condensed financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	For the three months ended
	March 31,
	2019	2018
Revenues
Cryptocurrency mining revenue	$230,694	$199,582
Other revenue	-	40,385
Total revenues	230,694	239,967

Operating costs and expenses
Cost of revenue	508,640	267,709
Compensation and related taxes	486,687	413,118
Consulting fees	20,000	38,203
Professional fees	85,033	804,286
General and administrative	115,243	563,716
Total operating expenses	1,215,603	2,087,032
Operating loss	(984,909)	(1,847,065)
Other income (expenses)
Other income (expenses)	(9,437)	2,454
Foreign exchange loss	(11,873)	(15,332)
Realized loss on sale of digital currencies	(608)	(11,067)
Change in fair value of warrant liability	(37,734)	1,453,257
Amortization of debt discount	-	(1,944,772)
Interest income	12,016	-
Interest expense	(12,317)	(40,295)
Total other expenses	(59,953)	(555,755)
Net loss	$(1,044,862)	$(2,402,820)

Net loss per share, basic and diluted:	$(0.16)	$(0.63)
Weighted average shares outstanding, basic and diluted:	6,338,418	3,805,684

Net loss	$(1,044,862)	$(2,402,820)
Other comprehensive income:
Unrealized gain on foreign currency translation	-	15
Comprehensive loss attributable to Marathon Patent Group, Inc.	$(1,044,862)	$(2,402,805)

The accompanying notes are an integral part to these unaudited consolidated condensed financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2018	-	$-	6,379,992	$638	$105,461,396	$(102,090,441)	$(450,719)	$2,920,874
Stock based compensation	-	-	-	-	282,180	-	-	282,180
Par value adjustment and additional shares issued due to reverse split	-	-	5,413	1	(1)	-	-	-
Net loss	-	-	-	-	-	(1,044,862)	-	(1,044,862)
Balance as of March 31, 2019	-	$-	6,385,405	$639	$105,743,575	$(103,135,303)	$(450,719)	$2,158,192

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2017	1,378	$1	3,119,445	$312	$97,114,659	$(89,276,117)	$(450,734)	$7,388,121
Stock based compensation	-	-	98,350	10	329,515	-	-	329,525
Conversion of Series E preferred stock	(892)	(1)	892,386	89	(88)	-	-	-
Common stock issued for acquisition of patents	-	-	62,500	6	959,994	-	-	960,000
Issue common stock for conversion of warrants	-	-	4,433	1	55,790	-	-	55,791
Common stock issuance related to note conversion	-	-	654,871	65	2,095,523	-	-	2,095,588
Currency translation gain	-	-	-	-	-	-	15	15
Net loss	-	-	-	-	-	(2,402,820)	-	(2,402,820)
Balance as of March 31, 2018	486	$-	4,831,985	$483	$100,555,393	$(91,678,937)	$(450,719)	$8,426,220

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,044,862)	$(2,402,820)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	137,361	232,006
Amortization of patents and website	17,794	12,120
Realized loss on sale of digital currencies	608	11,067
Change in fair value of warrant liability	37,734	(1,453,257)
Stock based compensation	282,180	329,525
Amortization of debt discount	-	1,944,772
Amortization of right-of-use assets	21,795	-
Bad debt allowance	-	6,826
Changes in operating assets and liabilities:
Digital currencies	(230,694)	(199,582)
Lease liability	(21,441)	-
Litigation liability	-	(2,150,000)
Prepaid expenses and other assets	55,364	(91,183)
Accounts payable and accrued expenses	(66,975)	110,104
Net cash used in operating activities	(811,136)	(3,650,422)
CASH FLOWS FROM INVESTING ACTIVITIES
Sale of digital currencies	224,449	120,470
Acquisition of patents	-	(250,000)
Purchase of property and equipment	-	(5,800,629)
Net cash provided by (used in) investing activities	224,449	(5,930,159)

Effect of foreign exchange rate changes	-	15

Net decrease in cash and cash equivalents	(586,687)	(9,580,566)
Cash and cash equivalents — beginning of period	2,551,171	14,948,529
Cash and cash equivalents — end of period	$1,964,484	$5,367,963

Supplemental schedule of non-cash investing and financing activities:
Par value adjustment due to reverse split	$1	$-
Conversion of Series E Preferred Stock to common stock	$-	$357
Par value adjustment due to reverse split	$-	$960,000
Common stock issued for note conversion	$-	$2,095,588
Restricted stock issuance	$-	$39
Warrants exercised into common shares	$-	$55,791

The accompanying notes are an integral part to these unaudited consolidated condensed financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

Marathon Patent Group, Inc. (the “Company”) was incorporated in the State of Nevada on February 23, 2010 under the name Verve Ventures, Inc. On December 7, 2011, the Company changed its name to American Strategic Minerals Corporation and were engaged in exploration and potential development of uranium and vanadium minerals business. In June 2012, the Company discontinued the minerals business and began to invest in real estate properties in Southern California. In October 2012, the Company discontinued its real estate business when the former CEO joined the firm and the Company commenced IP licensing operations, at which time the Company’s name was changed to Marathon Patent Group, Inc. On November 1, 2017, the Company entered into a merger agreement with Global Bit Ventures, Inc. (“GBV”), which is focused on mining digital assets. The Company purchased cryptocurrency mining machines and established a data center in Canada to mine digital assets. The Company expanded its activities in the mining of new digital assets, while at the same time harvesting the value of its remaining IP assets.

All share and per share values for all periods presented in the accompanying consolidated condensed financial statements have been retroactively adjusted to reflect the 1:4 Reverse Split which occurred on April 8, 2019.

Going Concern

The Company’s consolidated condensed financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated condensed financial statements, the Company had an accumulated deficit of approximately $103.1 million at March 31, 2019, a net loss of approximately $1.0 million and approximately $0.8 million net cash used in operating activities for the three months ended March 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated condensed financial statements, include the accounts of the Company’s subsidiaries, Marathon Crypto Mining, Inc., Crypto Currency Patent Holding Company and Soems acquisition Corp., have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year ended December 31, 2019.

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

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies to those previously disclosed in the 2018 annual report.

Leases

Effective January 1, 2019, the Company accounts for its leases under ASC 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the consolidated balance sheet as both a right of use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right of use asset result in straight-line rent expense over the lease term. Variable lease expenses, if any, are recorded when incurred.

In calculating the right of use asset and lease liability, the Company elects to combine lease and non-lease components. The Company excludes short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term.

The Company continues to account for leases in the prior period financial statements under ASC Topic 840.

Other than above, there have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s annual report on Form 10-K, which was filed with the SEC on March 25, 2019.

Digital Currencies

The following table presents the activities of the digital currencies for the three months ended March 31, 2019:

Digital currencies at December 31, 2018	$-
Additions of digital currencies	230,694
Realized loss on sale of digital currencies	(608)
Sale of digital currencies	(224,449)
Digital Currencies at March 31, 2019	$5,637

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

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of March 31, 2019 and December 31, 2018, respectively:

	Fair value measured at March 31, 2019
	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	March 31, 2019	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant liability	$76,817	$-	$-	$76,817

	Fair value measured at December 31, 2018
	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant liability	$39,083	$-	$-	$39,083

There were no transfers between Level 1, 2 or 3 during the three months ended March 31, 2019.

At March 31, 2019, the Company had an outstanding warrant liability in the amount of $76,817 associated with warrants that were issued in January 2017 and warrants issued related to the Convertible Notes issued in August and September of 2017. The following table rolls forward the fair value of the Company’s warrant liability, the fair value of which is determined by Level 3 inputs for the three months ended March 31, 2019.

FV of warrant liabilities

Fair value
Outstanding as of December 31, 2018	$39,083
Change in fair value of warrants	37,734
Outstanding as of March 31, 2019	$76,817

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

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at March 31, 2019 and 2018 are as follows:

	As of March 31,
	2019	2018
Warrants to purchase common stock	182,191	182,191
Options to purchase common stock	1,466,520	112,193
Preferred stock to exchange common stock	-	485,540
Convertible notes to exchange common stock	312,221	612,221
Total	1,960,932	1,392,145

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements

The following table sets forth the computation of basic and diluted loss per share:

	For the three months ended March 31,
	2019	2018
Net loss attributable to common shareholders	$(1,044,862)	$(2,402,820)

Denominator:
Weighted average common shares - basic and diluted	6,338,418	3,805,684

Loss per common share - basic and diluted	$(0.16)	$(0.63)

Sequencing

In connection with August 14, 2017 Convertible Note financing, the Company adopted a sequencing policy whereby all future instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation issued to employees or directors.

Recent Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting”, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The changes take effect for public companies for fiscal years starting after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The adoption of this ASU did not have a material impact on the Company’s consolidated condensed financial statements.

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815),” which addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 with early adoption permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated condensed financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by, among other provisions, recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. For public companies, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. In transition, entities may also elect a package of practical expedients that must be applied in its entirety to all leases commencing before the adoption date, unless the lease is modified, and permits entities to not reassess (a) the existence of a lease, (b) lease classification or (c) determination of initial direct costs, as of the adoption date, which effectively allows entities to carryforward accounting conclusions under previous U.S. GAAP. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities an optional transition method to apply the guidance under Topic 842 as of the adoption date, rather than as of the earliest period presented. The Company adopted Topic 842 on January 1, 2019, using the optional transition method to apply the new guidance as of January 1, 2019, rather than as of the earliest period presented, and elected the package of practical expedients described above. The adoption did not have a material impact on the Company’s consolidated financial statements.

Any new accounting standards, not disclosed above, that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements

NOTE 3 – DIGITIAL ASSET MINING

The components of property, equipment and intangible assets as of March 31, 2019 and December 31, 2018 are:

	Useful life (Years)	March 31, 2019	December 31, 2018
Website	7	$121,787	$121,787
Mining equipment	2	3,029,031	3,029,031
Mining patent	17	1,210,000	1,210,000
Gross property, equipment and intangible assets		4,360,818	4,360,818
Less: Accumulated depreciation and amortization		(2,336,643)	(2,181,488)
Property, equipment and intangible assets, net		$2,024,175	$2,179,330

The Company’s depreciation expense for the three months ended March 31, 2019 and 2018 were $137,361 and $232,006, and amortization expense were $17,794 and $12,120 for the three months ended March 31, 2019 and 2018, respectively.

NOTE 4 - STOCKHOLDERS’ EQUITY

Series B Convertible Preferred Stock

As of March 31, 2019, there was no share of Series B Convertible Preferred Stock outstanding.

Series E Preferred Stock

There was no Series E Convertible Preferred Stock outstanding as of March 31, 2019.

Common Stock Warrants

As of March 31, 2019, the Company had warrants outstanding to purchase 182,191 shares of Common Stock with a weighted average remaining life of 3.1 years and a weighted average exercise price of $25.04. There was no activity of the Company’s warrants during the period ended March 31, 2019.

Common Stock Options

As of March 31, 2019, the Company had 1,466,520 options outstanding and 784,055 options vested and exercisable to purchase its common stock with a weighted average remaining life of 9.0 years and a weighted average exercise price of $10.37. There was no activity of the Company’s options during the period ended March 31, 2019.

NOTE 5 - DEBT, COMMITMENTS AND CONTINGENCIES

Debt consists of the following:

	Maturity	Interest	March 31,	December 31,
	Date	Rate	2019	2018
Convertible Note	12/31/2019	5%	$999,106	$999,106
Less: debt discount	and 12/31/2019		-	-
Total Convertible notes, net of discount			$999,106	$999,106

Total			$999,106	$999,106
Less: current portion			(999,106)	(999,106)
Total, net of current portion			$-	$-

On August 14, 2017, the Company entered into a unit purchase agreement (the “Unit Purchase Agreement”) with certain accredited investors providing for the sale of up to $5,500,000 of 5% secured convertible promissory notes (the “Convertible Notes”), which are convertible into shares of the Corporation’s common stock, and the issuance of warrants to purchase 1,718,750 shares of the Company’s Common Stock (the “Warrants”). The Convertible Notes are convertible into shares of the Company’s Common Stock at the lesser of (i) $3.20 per share or (ii) the closing bid price of the Company’s common stock on the day prior to conversion of the Convertible Note; provided that such conversion price may not be less than $1.60 per share. The Warrants have an exercise price of $4.80 per share. In two closings of the Unit Purchase Agreement, the Company issued $5,500,000 in Convertible Notes to the investors. The remaining balance of the Convertible Notes were due to mature on May 31, 2018. The investor agreed to extend the maturity date to December 31, 2019. The note bears interest at the rate of 5% per annum and accrues but is not paid in cash. As of March 31, 2019, the Company had an outstanding obligation pursuant to the Convertible Notes in the amount of $999,106. Accrued interest as of March 31, 2019 was $157,298. During the three months ended March 31, 2019 and 2018, the interest expense were $12,317 and $40,295, respectively.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements

During the three months ended March 31, 2019 and 2018, the amortization of debt discount were $0 and $1.9 million, respectively.

Leases

Effective June 1, 2018, the Company rented its corporate office at 1180 North Town Center Drive, Suite 100, Las Vegas, Nevada 89144, on a month to month basis. The monthly rent is $1,907. A security deposit of $3,815 has been paid.

The Company also assumed a lease in connection with the mining operations in Quebec, Canada. Operating leases are included in operating lease right-of-use assets, operating lease liabilities, and noncurrent operating lease liabilities on the balance sheets.

Operation lease costs are recorded on a straight-line basis within operating expenses. The Company’s total lease expense is comprised of the following:

For the Three Months Ended March 31, 2019
Operating leases
Operating lease cost	$26,246
Operating lease expense	26,246
Short-term lease rent expense	4,107
Total rent expense	$30,353

Additional information regarding the Company’s leasing activities as a lessee is as follow:

For the Three Months Ended March 31, 2019
Operating cash flows from operating leases	$25,892
Weighted-average remaining lease term – operating leases	2.0
Weighted-average discount rate – operating leases	6.5%

As of March 31, 2019, contractual minimal lease payments are as follows:

2019	$69,372
2020	95,386
2021	95,386
2022	26,014
Total	286,158
Less present value discount	(107,584)
Operating lease liabilities	$178,574

Legal Proceedings

Feinberg Litigation

On March 27, 2018, Jeffrey Feinberg, purportedly joined by the Jeffrey L. Feinberg Personal Trust and the Jeffrey L. Feinberg Family Trust, filed a complaint against the Company and certain of its former officers and directors. The complaint was filed in the Supreme Court of the State of New York, County of New York. The plaintiffs purported to state claims under Sections 11, 12(a)(2) and 15 of the federal Securities Act of 1933 and common law claims for “actual fraud and fraudulent concealment,” constructive fraud, and negligent misrepresentation, seeking unspecified money damages (including punitive damages), as well as costs and attorneys’ fees, and equitable or injunctive relief. On June 15, 2018, the defendants filed a motion to dismiss all claims asserted in the complaint and, on July 27, 2018, the plaintiffs filed an opposition to that motion. The court heard argument on the motion and, on January 15, 2019, the court granted the motion to dismiss, allowing 30 days for the filing of an amended complaint. On February 15, 2019, Jeffrey Feinberg, individually and as trustee of the Jeffrey L. Feinberg Personal Trust, and Terrence K. Ankner, as trustee of the Jeffrey L. Feinberg Family Trust, filed an amended complaint that purports to state the same claims and seeks the same relief sought in the original complaint. On March 7 and 22, 2019, defendants filed motions to dismiss the amended complaint and on April 5, 2019, plaintiffs filed an opposition to those motions. The court has tentatively scheduled oral argument on the motions to dismiss on July 1, 2019.

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

NOTE 6 – Subsequent Events

The Company has evaluated subsequent events through the date the consolidated financial statements were available to be issued and has concluded that no such events or transactions took place that would require disclosure herein.

The Company’s Board of Directors adopted the reverse stock split. Upon the effectiveness of the reverse stock split, every four shares of issued and outstanding common stock before the open of business on April 8, 2019 will be combined into one issued and outstanding share of common stock, with no change in par value per share.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and significant estimates are detailed in our 2018 Annual Report. Our critical accounting policies and significant estimates have not changed from those previously disclosed in our 2018 Annual Report, except for those accounting subjects mentioned in the section of the notes to the condensed consolidated financial statements titled Adoption of Recent Accounting Pronouncements.

Results of Operations

For the Three Months Ended March 31, 2019 and 2018

We generated revenues of $230,694 during the three months ended March 31, 2019 as compared to $239,967 during the three months ended March 31, 2018. For the three and months ended March 31, 2019, this represented a decrease of $9,273 or 4%. Revenue for the three months ended March 31, 2019 and 2018 were derived primarily from cryptocurrency mining.

For the three months ended March 31, 2019, the Company received no revenues from newly-issued settlement and license agreements.

Direct cost of revenues during the three months ended March 31, 2019 amounted to $508,640 and for the three months ended March 31, 2018, the direct cost of revenues amounted to $267,709. For the three months ended March 31, 2019, this represented an increase of $240,931 or 90%. Direct costs of revenue include depreciation and amortization expenses of the cryptocurrency mining machines and patents, contingent payments to patent enforcement legal costs, patent enforcement advisors and inventors as well as various non-contingent costs associated with enforcing the Company’s patent rights and otherwise in developing and entering into settlement and licensing agreements that generate the Company’s revenue.

We incurred other operating expenses of $706,963 for the three months March 31, 2019 and $1.8 million for the three months ended March 31, 2018. For the three months ended March 31, 2019, this represented a decrease of $1.1 million or 61%. These expenses primarily consisted of compensation to our officers, directors and employees, professional fees and consulting incurred in connection with the day-to-day operation of our business.

The operating expenses consisted of the following:

	Total Other Operating Expenses
	For the Three Months Ended
	March 31, 2019	March 31, 2018
Compensation and related taxes (1)	$486,687	$413,118
Consulting fees (2)	20,000	38,203
Professional fees (3)	85,033	804,286
Other general and administrative (4)	115,243	563,716
Total	$706,963	$1,819,323

Non-cash other operating expenses for the three months ended March 31, 2019 and 2018 include non-cash other operating expenses totaling $282,180 and $306,709, respectively. Non-cash operating expenses consisted of the following:

	Non-Cash Other Operating Expenses
	For the Three Months Ended
	March 31, 2019	March 31, 2018
Compensation and related taxes (1)	$282,180	$306,709
Total	$282,180	$306,709

(1)	Compensation expense and related taxes: Compensation expense includes cash compensation and related payroll taxes and benefits, and non-cash equity compensation expenses. For the three months ended March 31, 2019, compensation expense and related payroll taxes were $486,687, an increase of $73,569 or 18% over the comparable periods in 2018. During the three months ended March 31, 2019, we recognized non-cash employee and board equity-based compensation of $282,180 and $306,709 for three months ended March 31, 2018, respectively.

(2)	Consulting fees: For the three months ended March 31, 2019, we incurred consulting fees of $20,000, a decrease of $18,203 or 48% over the comparable periods in 2018. Consulting fees include both cash and non-cash related consulting fees primarily for investor relations and public relations services as well as other consulting services. The decrease in consulting fees for the three months ended March 31, 2019 compared to the same period in the prior year was primarily due to the consulting fees paid to our executives before their employment.

(3)	Professional fees: For the three months ended March 31, 2019 professional fees were $85,033, a decrease of $719,253 or 89% over the comparable periods in 2018. Professional fees primarily reflect the costs of professional outside accounting fees, legal fees and audit fees. The decrease in professional fees was mainly the result of legal fees and accounting fees related to the merger and expanding our business in crypto currency mining in the period of 2018.

(4)	Other general and administrative expenses: For the three months ended March 31, 2019, other general and administrative expenses were $115,243, a decrease of $448,473 or 80% over the comparable periods in 2018. General and administrative expenses reflect the other non-categorized operating costs of the Company and include expenses related to being a public company, rent, insurance, technology and other expenses incurred to support the operations of the Company.

Operating Loss

We reported operating loss from continuing operations of $984,909 for the three months ended March 31, 2019 and operating loss of $1.8 million for the three months ended March 31, 2018.

Other Expenses

Total other expenses were $59,953 for the three months ended March 31, 2019 and $555,755 for the three months ended March 31, 2018. The changes were mainly due to the amortization of debt discount related to the notes conversions and change in fair value of the warrant liability in three months ended 2018.

Net Loss Available to Common Shareholders

We reported net loss of $1.0 million for the three months ended March 31, 2019 and net loss of $2.4 million for the three months ended March 31, 2018.

Liquidity and Capital Resources

The Company’s condensed consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the condensed consolidated financial statements, the Company had and accumulated deficit of approximately $103.1 million at March 31, 2019, a net loss of approximately $1.0 million and $811,136 net cash used in operating activities for the three months ended March 31, 2019. The net cash used in operating activities plus revenue generated from the sale of digital currencies of $224,449 results in total cash used by the Company for the three months ended March 31, 2019 of $586,687. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At March 31, 2019, the Company’s cash and cash equivalents balances totaled $2.0 million compared to $2.6 million at December 31, 2018.

Net working capital decreased by $598,160, to $143,384 at March 31, 2019 from $741,544 at December 31, 2018.

Cash used in operating activities was $811,136 during the three months ended March 31, 2019 and cash used in operating activities of $3.7 million during the three months ended March 31, 2018.

Cash used in investing activities was $224,449 during the three months need March 31, 2019 and cash provided by investing activities of $5.9 million for the three months ended March 31, 2018.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework in the 2013 COSO framework. Based on this assessment, management concluded that our disclosure controls and procedures were not effective.

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

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 209 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Feinberg Litigation

On March 27, 2018, Jeffrey Feinberg, purportedly joined by the Jeffrey L. Feinberg Personal Trust and the Jeffrey L. Feinberg Family Trust, filed a complaint against the Company and certain of its former officers and directors. The complaint was filed in the Supreme Court of the State of New York, County of New York. The plaintiffs purported to state claims under Sections 11, 12(a)(2) and 15 of the federal Securities Act of 1933 and common law claims for “actual fraud and fraudulent concealment,” constructive fraud, and negligent misrepresentation, seeking unspecified money damages (including punitive damages), as well as costs and attorneys’ fees, and equitable or injunctive relief. On June 15, 2018, the defendants filed a motion to dismiss all claims asserted in the complaint and, on July 27, 2018, the plaintiffs filed an opposition to that motion. The court heard argument on the motion and, on January 15, 2019, the court granted the motion to dismiss, allowing 30 days for the filing of an amended complaint. On February 15, 2019, Jeffrey Feinberg, individually and as trustee of the Jeffrey L. Feinberg Personal Trust, and Terrence K. Ankner, as trustee of the Jeffrey L. Feinberg Family Trust, filed an amended complaint that purports to state the same claims and seeks the same relief sought in the original complaint. On March 7 and 22, 2019, defendants filed motions to dismiss the amended complaint and on April 5, 2019, plaintiffs filed an opposition to those motions. The court has tentatively scheduled oral argument on the motions to dismiss on July 1, 2019.

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

Date: May 10, 2019

MARATHON PATENT GROUP, INC.

By:	/s/ Merrick Okamoto
Name: Merrick Okamoto
Title: Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David Lieberman
Name: David Lieberman
Title: Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

