Form 10-Q
period 2019-06-30
Marathon Patent Group, Inc.
filed 2019-08-01
CIK 1507605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 6,385,405 shares of common stock are issued and outstanding as of August 1, 2019.

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

Item 1. Financial Statements

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,688,426	$2,551,171
Digital currencies	4,540	-
Prepaid expenses and other current assets	242,012	464,006
Total current assets	1,934,978	3,015,177

Other assets:
Property and equipment, net of accumulated depreciation and impairment charges of $4,613,653 and $4,338,931 for June 30, 2019 and December 31, 2018, respectively	759,853	1,034,575
Right-of-use assets	338,740	-
Intangible assets, net of accumulated amortization of $100,833 and $65,245 for June 30, 2019 and December 31, 2018, respectively	1,109,167	1,144,755
Total other assets	2,207,760	2,179,330
TOTAL ASSETS	$4,142,738	$5,194,507

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,065,452	$1,235,444
Current portion of lease liability	83,179	-
Warrant liability	115,387	39,083
Convertible notes payable	999,106	999,106
Total current liabilities	2,263,124	2,273,633
Long-term liabilities
Lease liability	157,007	-
Total long-term liabilities	157,007	-
Total liabilities	2,420,131	2,273,633

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, no shares issued and outstanding at June 30 2019 and December 31, 2018, respectively	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized; 6,385,405 and 6,379,992 issued and outstanding at June 30 2019 and December 31, 2018, respectively	639	638
Additional paid-in capital	105,873,870	105,461,396
Accumulated other comprehensive loss	(450,719)	(450,719)
Accumulated deficit	(103,701,183)	(102,090,441)
Total stockholders’ equity	1,722,607	2,920,874
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,142,738	$5,194,507

The accompanying notes are an integral part to these unaudited consolidated condensed financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues
Cryptocurrency mining revenue	$355,765	$661,917	$586,459	$861,499
Other revenue	-	26,585	-	66,970
Total revenues	355,765	688,502	586,459	928,469

Operating costs and expenses
Cost of revenue	498,588	931,630	1,007,228	1,199,339
Compensation and related taxes	328,604	252,853	815,291	665,971
Consulting fees	30,000	187,583	50,000	225,786
Professional fees	110,341	226,514	195,374	1,030,800
General and administrative	128,829	558,894	244,072	1,122,610
Break-up fee - issuance of shares to GBV	-	2,850,000	-	2,850,000
Total operating expenses	1,096,362	5,007,474	2,311,965	7,094,506
Operating loss	(740,597)	(4,318,972)	(1,725,506)	(6,166,037)
Other income (expenses)
Other income (expenses)	190,332	(18,909)	180,895	(16,455)
Foreign exchange loss	-	(7,760)	(11,873)	(23,093)
Realized income (loss) on sale of digital currencies	25,052	(71,226)	24,444	(82,293)
Change in fair value of warrant liability	(38,570)	94,629	(76,304)	1,547,886
Amortization of debt discount	-	(345,256)	-	(2,290,028)
Interest income	10,358	-	22,374	-
Interest expense	(12,455)	(9,151)	(24,772)	(49,445)
Total other income (expenses)	174,717	(357,673)	114,764	(913,428)
Net loss	$(565,880)	$(4,676,645)	$(1,610,742)	$(7,079,465)

Net loss per share, basic and diluted:	$(0.09)	$(0.93)	$(0.25)	$(1.61)
Weighted average shares outstanding, basic and diluted:	6,350,080	5,009,297	6,344,281	4,410,816

Net loss	$(565,880)	$(4,676,645)	$(1,610,742)	$(7,079,465)
Other comprehensive income:
Unrealized gain on foreign currency translation	-	-	-	15
Comprehensive loss attributable to Marathon Patent Group, Inc.	$(565,880)	$(4,676,645)	$(1,610,742)	$(7,079,450)

The accompanying notes are an integral part to these unaudited consolidated condensed financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended June 30, 2019

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of March 31, 2019	-	$-	6,385,405	$639	$105,743,575	$(103,135,303)	$(450,719)	$2,158,192
Stock based compensation	-	-	-	-	130,295	-	-	130,295
Net loss	-	-	-	-	-	(565,880)	-	(565,880)
Balance as of June 30, 2019	-	$-	6,385,405	$639	$105,873,870	$(103,701,183)	$(450,719)	$1,722,607

For the Six Months Ended June 30, 2019

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2018	-	$-	6,379,992	$638	$105,461,396	$(102,090,441)	$(450,719)	$2,920,874
Stock based compensation	-	-	-	-	412,475	-	-	412,475
Par value adjustment and additional shares issued due to reverse split	-	-	5,413	1	(1)	-	-	-
Net loss	-	-	-	-	-	(1,610,742)	-	(1,610,742)
Balance as of June 30, 2019	-	$-	6,385,405	$639	$105,873,870	$(103,701,183)	$(450,719)	$1,722,607

The accompanying notes are an integral part to these unaudited consolidated condensed financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended June 30, 2018

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of March 31, 2018	486	$-	4,831,985	$483	$100,555,393	$(91,678,937)	$(450,719)	$8,426,220
Stock based compensation	-	-	12,500	1	127,856	-	-	127,857
Break-up fee - issuance of shares to GBV	-	-	750,000	75	2,849,925			2,850,000
Common stock issuance related to note conversion	-	-	300,000	30	959,970			960,000
Currency translation gain	-	-	-	-				-
Net loss	-	-	-	-	-	(4,676,645)	-	(4,676,645)
Balance as of June 30, 2018	486	$-	5,894,485	$589	104,493,144	$(96,355,582)	$(450,719)	$7,687,432

For the Six Months Ended June 30, 2018

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2017	1,378	$1	3,119,445	$312	$97,114,659	$(89,276,117)	$(450,734)	$7,388,121
Stock based compensation	-	-	110,850	11	457,370	-	-	457,382
Conversion of Series E preferred stock	(892)	(1)	892,386	89	(88)	-	-	-
Common stock issued for acquisition of patents	-	-	62,500	6	959,994	-	-	960,000
Issue common stock for conversion of warrants	-	-	4,433	-	55,791	-	-	55,791
Common stock issuance related to note conversion	-	-	954,871	96	3,055,493	-	-	3,055,588
Break-up fee - issuance of shares to GBV	-	-	750,000	75	2,849,925	-	-	2,850,000
Currency translation gain	-	-	-	-	-	-	15	15
Net loss	-	-	-	-	-	(7,079,465)	-	(7,079,465)
Balance as of June 30, 2018	486	$-	5,894,485	$589	$104,493,144	$(96,355,582)	$(450,719)	$7,687,432

The accompanying notes are an integral part to these unaudited consolidated condensed financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,610,742)	$(7,079,465)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	274,722	806,598
Amortization of patents and website	35,588	29,914
Realized (gain) loss on sale of digital currencies	(24,444)	82,293
Change in fair value of warrant liability	76,304	(1,547,886)
Stock based compensation	412,475	457,382
Amortization of debt discount	-	2,290,028
Amortization of right-of-use assets	44,259	-
Bad debt allowance	-	6,826
Break-up fee - issuance of shares to GBV	-	2,850,000
Changes in operating assets and liabilities:
Digital currencies	(586,459)	(861,499)
Lease liability	(43,672)	-
Litigation liability	-	(2,150,000)
Prepaid expenses and other assets	122,853	(481,997)
Accounts payable and accrued expenses	(169,992)	(7,345)
Net cash used in operating activities	(1,469,108)	(5,605,151)
CASH FLOWS FROM INVESTING ACTIVITIES
Sale of digital currencies	606,363	393,931
Acquisition of patents	-	(250,000)
Purchase of property and equipment	-	(5,254,713)
Net cash provided by (used in) investing activities	606,363	(5,110,782)

Effect of foreign exchange rate changes	-	15

Net decrease in cash and cash equivalents	(862,745)	(10,715,918)
Cash and cash equivalents — beginning of period	2,551,171	14,948,529
Cash and cash equivalents — end of period	$1,688,426	$4,232,611

Supplemental schedule of non-cash investing and financing activities:
Par value adjustment due to reverse split	$1	$-
Conversion of Series E Preferred Stock to common stock	$-	$89
Common stock issued for acquisition of patents	$-	$960,000
Common stock issued for note conversion	$-	$3,055,588
Restricted stock issuance	$-	$11
Warrants exercised into common shares	$-	$55,791

The accompanying notes are an integral part to these unaudited consolidated condensed financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

Marathon Patent Group, Inc. (the “Company”) was incorporated in the State of Nevada on February 23, 2010 under the name Verve Ventures, Inc. On December 7, 2011, the Company changed its name to American Strategic Minerals Corporation and were engaged in exploration and potential development of uranium and vanadium minerals business. In June 2012, the Company discontinued the minerals business and began to invest in real estate properties in Southern California. In October 2012, the Company discontinued its real estate business when the former CEO joined the firm and the Company commenced IP licensing operations, at which time the Company’s name was changed to Marathon Patent Group, Inc. On November 1, 2017, the Company entered into a merger agreement with Global Bit Ventures, Inc. (“GBV”), which is focused on mining digital assets. The Company purchased cryptocurrency mining machines and established a data center in Canada to mine digital assets. The Company expanded its activities in the mining of new digital assets, while at the same time harvesting the value of its remaining IP assets. In order to streamline and create efficiencies, we outsource most of our operations to service providers, and our Granby facility and its bitcoin mining operations are provided by Block Maintain, Inc. Additionally, 24 hour security at our facility is provided by Securitas Canada, and financial operations are provided by Chord Advisors, LLC.

The Company’s Board of Directors adopted the reverse stock split approved by its shareholders at its December 2018 Board Meeting. Upon the effectiveness of the reverse stock split, every four shares of issued and outstanding common stock before the open of business on April 8, 2019 was combined into one issued and outstanding share of common stock, with no change in par value per share. All share and per share values for all periods presented in the accompanying consolidated condensed financial statements have been retroactively adjusted to reflect the 1:4 Reverse Split.

As of May 21, 2019, the Company received notice from the Nasdaq Capital Market (the “Capital Market”) that the Company has failed to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing as required under Listing Rule 5550(b)(1) as its Form 10-Q for the period ended March 31, 2019 reported stockholders’ equity of $2,158,192. On July 23, 2019, we announced Nasdaq approved the Company's plan to regain compliance, and the Company is required to file its Form 10-Q for the period ending September 30, 2019 with the SEC on or before November 13, 2019 evidencing compliance with the stockholders' equity requirement.

Going Concern

The Company’s consolidated condensed financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated condensed financial statements, the Company had an accumulated deficit of approximately $103.7 million at June 30, 2019, a net loss of approximately $1.6 million and approximately $1.5 million net cash used in operating activities for the six months ended June 30, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

If adequate funds are not available, we may be required to curtail our operations or other business activities or obtain funds, if available, through arrangements with strategic partners or others that may require us to relinquish rights to certain technologies or potential markets.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated condensed financial statements, including the accounts of the Company’s subsidiaries, Marathon Crypto Mining, Inc., Crypto Currency Patent Holding Company and Soems acquisition Corp., have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year ended December 31, 2019.

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

Digital Currencies

The following table presents the activities of the digital currencies for the six months ended June 30, 2019:

Digital currencies at December 31, 2018	$-
Additions of digital currencies	586,459
Realized gain on sale of digital currencies	24,444
Sale of digital currencies	(606,363)
Digital Currencies at June 30, 2019	$4,540

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of June 30, 2019 and December 31, 2018, respectively:

	Fair value measured at June 30, 2019
	Total carrying value at June 30,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant liability	$115,387	$-	$-	$115,387

	Fair value measured at December 31, 2018
	Total carrying value at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant liability	$39,083	$-	$-	$39,083

There were no transfers between Level 1, 2 or 3 during the six months ended June 30, 2019.

At June 30, 2019, the Company had an outstanding warrant liability in the amount of $115,387 associated with warrants that were issued in January 2017 and warrants issued related to the Convertible Notes issued in August and September of 2017. The following table rolls forward the fair value of the Company’s warrant liability, the fair value of which is determined by Level 3 inputs for the six months ended June 30, 2019.

Fair value of warrant liabilities

Fair value
Outstanding as of December 31, 2018	$39,083
Change in fair value of warrants	76,304
Outstanding as of June 30, 2019	$115,387

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

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at June 30, 2019 and 2018 are as follows:

	As of June 30,
	2019	2018
Warrants to purchase common stock	182,191	182,191
Options to purchase common stock	1,466,520	105,462
Preferred stock to exchange common stock	-	485,540
Convertible notes to exchange common stock	312,221	312,221
Total	1,960,932	1,085,414

The following table sets forth the computation of basic and diluted loss per share:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Net loss attributable to common shareholders	$(565,880)	$(4,676,645)	$(1,610,742)	$(7,079,465)

Denominator:
Weighted average common shares - basic and diluted	6,350,080	5,009,297	6,344,281	4,410,816

Loss per common share - basic and diluted	$(0.09)	$(0.93)	$(0.25)	$(1.61)

Sequencing

In connection with the August 14, 2017 Convertible Note financing, the Company adopted a sequencing policy whereby all future instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation issued to employees or directors.

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

NOTE 3 – DIGITIAL ASSET MINING

The components of property, equipment and intangible assets as of June 30, 2019 and December 31, 2018 are:

	Useful life (Years)	June 30, 2019	December 31, 2018
Website	7	$121,787	$121,787
Mining equipment	2	3,029,031	3,029,031
Mining patent	17	1,210,000	1,210,000
Gross property, equipment and intangible assets		4,360,818	4,360,818
Less: Accumulated depreciation and amortization		(2,491,798)	(2,181,488)
Property, equipment and intangible assets, net		$1,869,020	$2,179,330

The Company’s depreciation expense for the three and six months ended June 30, 2019 were $137,361 and $274,722, and $574,592 and $806,598 for the three and six months ended June 30, 2018, respectively. Amortization expense were $17,794 and $35,588 for the three and six months ended June 30, 2019, and $17,794 and $29,914 for the three and six months ended June 30, 2018, respectively.

NOTE 4 - STOCKHOLDERS’ EQUITY

Series B Convertible Preferred Stock

As of June 30, 2019, there was no share of Series B Convertible Preferred Stock outstanding.

Series E Preferred Stock

There was no Series E Convertible Preferred Stock outstanding as of June 30, 2019.

Common Stock Warrants

As of June 30, 2019, the Company had warrants outstanding to purchase 182,191 shares of Common Stock with a weighted average remaining life of 2.8 years and a weighted average exercise price of $25.04. There was no activity of the Company’s warrants during the period ended June 30, 2019.

Common Stock Options

A summary of the stock options as of June 30, 2019 and changes during the period are presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2018	1,466,520	$6.66	9.49
Granted	-	$-	-
Expired	(6,650)	69.35	-
Outstanding as of June 30, 2019	1,459,870	$6.37	9.03
Options vested and expected to vest as of June 30, 2019	1,459,870	$6.37	9.03
Options vested and exercisable as of June 30, 2019	1,118,984	$7.60	8.96

NOTE 5 - DEBT, COMMITMENTS AND CONTINGENCIES

Debt consists of the following:

	Maturity	Interest	June 30,	December 31,
	Date	Rate	2019	2018
Convertible Note	12/31/2019	5%	$999,106	$999,106
Less: debt discount	and 12/31/2019		-	-
Total Convertible notes, net of discount			$999,106	$999,106

Total			$999,106	$999,106
Less: current portion			(999,106)	(999,106)
Total, net of current portion			$-	$-

On August 14, 2017, the Company entered into a unit purchase agreement (the “Unit Purchase Agreement”) with certain accredited investors providing for the sale of up to $5,500,000 of 5% secured convertible promissory notes (the “Convertible Notes”), which are convertible into shares of the Corporation’s common stock, and the issuance of warrants to purchase 1,718,750 shares of the Company’s Common Stock (the “Warrants”). The Convertible Notes are convertible into shares of the Company’s Common Stock at the lesser of (i) $3.20 per share or (ii) the closing bid price of the Company’s common stock on the day prior to conversion of the Convertible Note; provided that such conversion price may not be less than $1.60 per share. The Warrants have an exercise price of $4.80 per share. In two closings of the Unit Purchase Agreement, the Company issued $5,500,000 in Convertible Notes to the investors. The remaining balance of the Convertible Notes were due to mature on May 31, 2018. The investor agreed to extend the maturity date to December 31, 2019. The note bears interest at the rate of 5% per annum and accrues but is not paid in cash. As of June 30, 2019, the Company had an outstanding obligation pursuant to the Convertible Notes in the amount of $999,106. Accrued interest as of June 30, 2019 was $169,753. During the three and six months ended June 30, 2019, the interest expense were $12,455 and $24,772, and $9,151 and $40,068 for the three and six months ended June 30, 2018, respectively.

The amortization of debt discount was $0 for the three and six months ended June 30, 2019, and $345,256 and $2.3 million for the three and six months ended June 30, 2018, respectively.

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

Operation lease costs are recorded on a straight-line basis within operating expenses. The Company’s total lease expense is comprised of the following:

For the Six Months Ended June 30, 2019
Operating leases
Operating lease cost	$53,311
Operating lease expense	53,311
Short-term lease rent expense	9,948
Total rent expense	$63,259

Additional information regarding the Company’s leasing activities as a lessee is as follow:

For the Six Months Ended June 30, 2019
Operating cash flows from operating leases	$52,314
Weighted-average remaining lease term – operating leases	1.8
Weighted-average discount rate – operating leases	6.5%

As of June 30, 2019, contractual minimal lease payments are as follows:

2019	$43,824
2020	96,412
2021	96,412
2022	26,294
Total	262,942
Less present value discount	(22,756)
Operating lease liabilities	$240,186

Legal Proceedings

Feinberg Litigation

On March 27, 2018, Jeffrey Feinberg, purportedly joined by the Jeffrey L. Feinberg Personal Trust and the Jeffrey L. Feinberg Family Trust, filed a complaint against the Company and certain of its former officers and directors. The complaint was filed in the Supreme Court of the State of New York, County of New York. The plaintiffs purported to state claims under Sections 11, 12(a)(2) and 15 of the federal Securities Act of 1933 and common law claims for “actual fraud and fraudulent concealment,” constructive fraud, and negligent misrepresentation, seeking unspecified money damages (including punitive damages), as well as costs and attorneys’ fees, and equitable or injunctive relief. On June 15, 2018, the defendants filed a motion to dismiss all claims asserted in the complaint and, on July 27, 2018, the plaintiffs filed an opposition to that motion. The court heard argument on the motion and, on January 15, 2019, the court granted the motion to dismiss, allowing 30 days for the filing of an amended complaint. On February 15, 2019, Jeffrey Feinberg, individually and as trustee of the Jeffrey L. Feinberg Personal Trust, and Terrence K. Ankner, as trustee of the Jeffrey L. Feinberg Family Trust, filed an amended complaint that purports to state the same claims and seeks the same relief sought in the original complaint. On March 7 and 22, 2019, defendants filed motions to dismiss the amended complaint and on April 5, 2019, plaintiffs filed an opposition to those motions. The court heard oral argument on the motions to dismiss on July 9, 2019, and at the conclusion of the argument the court took the motions under submission. A ruling on the motions is expected in the near future.

NOTE 6 – Subsequent Events

On July 19, 2019, we entered into an At The Market Offering Agreement (the “Agreement”) with H.C. Wainwright & Co., LLC (“H.C. Wainwright”) which establishes an at-the-market equity program pursuant to which we may offer and sell shares of our common stock, par value $0.0001 per share (“Common Stock”), from time to time as set forth in the Agreement. The Agreement provides for the sale of shares of our Common Stock (“Shares”) having an aggregate offering price of up to $7,472,417 (the Company's ability to offer shares under the Agreement is limited to the amount of shares it may sell pursuant to General Instruction I.B.6. of Form S-3.

Subject to the terms and conditions set forth in the Agreement, H.C. Wainwright will use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the Shares from time to time, based upon our instructions. We have provided H.C. Wainwright with customary indemnification rights, and H.C. Wainwright will be entitled to a commission at a fixed rate equal to three percent (3.0%) of the gross proceeds per Share sold. In addition, we have agreed to pay certain expenses incurred by H.C. Wainwright in connection with the Agreement, including up to $25,000 of the fees and disbursements of their counsel. The Agreement will terminate upon the earlier of sale of all of the Shares under the Agreement or July 19, 2022 unless terminated earlier by either party as permitted under the Agreement.

Sales of the Shares, if any, under the Agreement shall be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including sales made by means of ordinary brokers' transactions, including on the Nasdaq Capital Market, at market prices or as otherwise agreed with H.C. Wainwright. We have no obligation to sell any of the Shares, and, at any time, we may suspend offers under the Agreement or terminate the Agreement.

On July 22, 2019, the Company’s board has approved to issue 275,000 shares of option to purchase the Company’s common stock to 8 employees and consultants for the service they provided. The options have a five-year term with an exercise price of $2.04.

The Company has evaluated subsequent events through the date of the consolidated financial statements were available to be issued and has concluded that no such events or transactions took place that would require disclosure herein except as stated directly above.

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

Results of Operations

For the Three and Six Months Ended June 30, 2019 and 2018

We generated revenues of $355,765 and $586,459 during the three and six months ended June 30, 2019 as compared to $688,502 and $928,469 during the three and six months ended June 30, 2018. For the three and six months ended June 30, 2019, this represented a decrease of $332,737 or 48% and $342,010 or 37%. Revenues for the three and six months ended June 30, 2019 and 2018 were derived primarily from cryptocurrency mining.

For the three and six months ended June 30, 2019, the Company received no revenues from newly-issued settlement and license agreements.

Direct cost of revenues during the three and six months ended June 30, 2019 amounted to $498,588 and $1.0 million and for the three and six months ended June 30, 2018, the direct cost of revenues amounted to $931,630 and $1.2 million, respectively. For the three and six months ended June 30, 2019, this represented a decrease of $433,042 or 46% and $192,111 or 16%, respectively. Direct costs of revenue include depreciation and amortization expenses of the cryptocurrency mining machines and patents, contingent payments to patent enforcement legal costs, patent enforcement advisors and inventors as well as various non-contingent costs associated with enforcing the Company’s patent rights and otherwise in developing and entering into settlement and licensing agreements that generate the Company’s revenue.

We incurred other operating expenses of $597,774 and $1.3 million for the three and six months June 30, 2019 and $4.1 million and $5.9 million for the three and six months ended June 30, 2018. For the three and six months ended June 30, 2019, this represented a decrease of $3.5 million or 85% and $4.6 million or 78%, respectively. These expenses primarily consisted of compensation to our officers, directors and employees, professional fees and consulting incurred in connection with the day-to-day operation of our business and break-up fee to GBV.

The operating expenses consisted of the following:

	Total Other Operating Expenses		Total Other Operating Expenses
	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Compensation and related taxes (1)	$328,604	$252,853	815,291	665,971
Consulting fees (2)	30,000	187,583	50,000	225,786
Professional fees (3)	110,341	226,514	195,374	1,030,800
Other general and administrative (4)	128,829	558,894	244,072	1,122,610
Break-up fee - issuance of shares to GBV (5)	-	2,850,000	-	2,850,000
Total	$597,774	$4,075,844	$1,304,737	$5,895,167

Non-cash other operating expenses for the three and six months ended June 30, 2019, include non-cash other operating expenses totaling $130,295 and $434,566, and $127,857 and $1.6 million for the three and six months ended June 30, 2018 respectively. Non-cash operating expenses consisted of the following:

	Non-Cash Other Operating Expenses		Non-Cash Other Operating Expenses
	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Compensation and related taxes (1)	$130,295	$127,857	$434,566	$1,636,906
Total	$130,295	$127,857	$434,566	$1,636,906

(1)	Compensation expense and related taxes: Compensation expense includes cash compensation and related payroll taxes and benefits, and non-cash equity compensation expenses. For the three and six months ended June 30, 2019, compensation expense and related payroll taxes were $328,604 and $815,291, an increase of $75,751 or 30% and $149,320 or 22% over the comparable periods in 2018. During the three and six months ended June 30, 2019, we recognized non-cash employee and board equity-based compensation of $130,295 and $434,566, and $127,857 and $1.6 million for three and six months ended June 30, 2018, respectively.

(2)	Consulting fees: For the three and six months ended June 30, 2019, we incurred consulting fees of $30,000 and $50,000, a decrease of $157,583 or 84% and $175,786 or 78% over the comparable periods in 2018. Consulting fees include both cash and non-cash related consulting fees primarily for investor relations and public relations services as well as other consulting services. The decrease in consulting fees for the three and six months ended June 30, 2019 compared to the same period in the prior year was primarily due to the consulting fees paid to our executives before their employment.

(3)	Professional fees: For the three and six months ended June 30, 2019 professional fees were $110,341 and $195,374, a decrease of $116,173 or 51% and $835,426 or 81% over the comparable periods in 2018. Professional fees primarily reflect the costs of professional outside accounting fees, legal fees and audit fees. The decrease in professional fees was mainly the result of legal fees and accounting fees related to the merger and expanding our business in crypto currency mining in the period of 2018.

(4)	Other general and administrative expenses: For the three and six months ended June 30, 2019, other general and administrative expenses were $128,829 and $244,072, a decrease of $430,065 or 77% and $878,538 or 78% over the comparable periods in 2018. General and administrative expenses reflect the other non-categorized operating costs of the Company and include expenses related to being a public company, rent, insurance, technology and other expenses incurred to support the operations of the Company.

(5)	Break-up fee – issuance of shares to GBV: For the three and six months ended June 30, 2018, the Board approved to issue 3,000,000 shares of our common stock to Global Bit Ventures, Inc as a termination fee for canceling the proposed merger between the two companies. The fair value of the common stocks was $2.9 million.

Operating Loss

We reported operating loss from continuing operations of $740,597 and $1.7 million for the three and six months ended June 30, 2019 and operating loss of $4.3 million and $6.2 million for the three and six months ended June 30, 2018.

Other Expenses

Total other income were $174,717 and $114,764 for the three and six months ended June 30, 2019 and total other expenses were $357,673 and $913,428 for the three and six months ended June 30, 2018. The changes were mainly due to the amortization of debt discount related to the notes conversions and change in fair value of the warrant liability in six months ended 2018.

Net Loss Available to Common Shareholders

We reported net loss of $565,880 and $1.6 million for the three and six months ended June 30, 2019 and net loss of $4.7 million and $7.1 million for the three and six months ended June 30, 2018.

Liquidity and Capital Resources

The Company’s condensed consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the condensed consolidated financial statements, the Company had and accumulated deficit of approximately $103.7 million at June 30, 2019, a net loss of approximately $1.6 million and $1.5 million net cash used in operating activities for the six months ended June 30, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At June 30, 2019, the Company’s cash and cash equivalents balances totaled $1.7 million compared to $2.6 million at December 31, 2018.

Net working capital decreased by $1.1 million, to working capital deficit of $328,146 at June 30, 2019 from working capital of $741,544 at December 31, 2018.

Cash used in operating activities was $1.5 million during the six months ended June 30, 2019 and cash used in operating activities of $5.6 million during the six months ended June 30, 2018.

Cash provided by investing activities was $606,363 during the six months need June 30, 2019 and cash used in investing activities of $5.1 million for the six months ended June 30, 2018.

Based on our current revenue and profit projections, we are uncertain that our existing cash will be sufficient to fund its operations through at least the next twelve months, raising substantial doubt regarding our ability to continue operating as a going concern. If we do not meet our revenue and profit projections or the business climate turns negative, then we will need to:

●	raise additional funds to support our operations, through, among other potential sources, our newly effected At The Market Facility with H.C. Wainwright; provided, however, there is no assurance that we will be able to raise such additional funds on acceptable terms, if at all. If we raise additional funds by issuing securities, existing stockholders may be diluted; and

●	review strategic alternatives.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework in the 2013 COSO framework. Based on this assessment, management concluded that our disclosure controls and procedures were not effective.

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

As part of our ongoing program to implement changes and further improve our internal controls and in conjunction with our Code of Ethics, our independent directors have been working with management to include protocols and measures aimed at ensuring quality of our internal controls. Among those measures is the implementation of a whistleblower hotline, which allows third parties to anonymously report noncompliant activity. The hotline may be accessed as follows:

To file a report, use the Client Code “MarathonPG” and pick one of the following options:

●	Call: 1-877-647-3335
●	Click: www.RedFlagReporting.com

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Feinberg Litigation

On March 27, 2018, Jeffrey Feinberg, purportedly joined by the Jeffrey L. Feinberg Personal Trust and the Jeffrey L. Feinberg Family Trust, filed a complaint against the Company and certain of its former officers and directors. The complaint was filed in the Supreme Court of the State of New York, County of New York. The plaintiffs purported to state claims under Sections 11, 12(a)(2) and 15 of the federal Securities Act of 1933 and common law claims for “actual fraud and fraudulent concealment,” constructive fraud, and negligent misrepresentation, seeking unspecified money damages (including punitive damages), as well as costs and attorneys’ fees, and equitable or injunctive relief. On June 15, 2018, the defendants filed a motion to dismiss all claims asserted in the complaint and, on July 27, 2018, the plaintiffs filed an opposition to that motion. The court heard argument on the motion and, on January 15, 2019, the court granted the motion to dismiss, allowing 30 days for the filing of an amended complaint. On February 15, 2019, Jeffrey Feinberg, individually and as trustee of the Jeffrey L. Feinberg Personal Trust, and Terrence K. Ankner, as trustee of the Jeffrey L. Feinberg Family Trust, filed an amended complaint that purports to state the same claims and seeks the same relief sought in the original complaint. On March 7 and 22, 2019, defendants filed motions to dismiss the amended complaint and on April 5, 2019, plaintiffs filed an opposition to those motions. The court heard oral argument on the motions to dismiss on July 9, 2019, and at the conclusion of the argument the court took the motions under submission. A ruling on the motions is expected in the near future.

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

Date: August 1, 2019

MARATHON PATENT GROUP, INC.

By:	/s/ Merrick Okamoto
Name:	Merrick Okamoto
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David Lieberman
Name:	David Lieberman
Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

