Form 10-Q
period 2019-09-30
Marathon Patent Group, Inc.
filed 2019-11-08
CIK 1507605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 7,853,461 shares of common stock are issued and outstanding as of November 8, 2019.

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

Item 1. Financial Statements

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,342,985	$2,551,171
Digital currencies	2,881	-
Prepaid expenses and other current assets	209,935	464,006
Total current assets	1,555,801	3,015,177

Other assets:
Property and equipment, net of accumulated depreciation and impairment charges of $4,751,014 and $4,338,931 for September 30, 2019 and December 31, 2018, respectively	4,713,966	1,034,575
Right-of-use assets	318,881	-
Intangible assets, net of accumulated amortization of $118,627 and $65,245 for September 30, 2019 and December 31, 2018, respectively	1,091,373	1,144,755
Total other assets	6,124,220	2,179,330
TOTAL ASSETS	$7,680,021	$5,194,507

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,071,621	$1,235,444
Mining servers payable	1,852,477	-
Current portion of lease liability	85,689	-
Warrant liability	46,836	39,083
Convertible notes payable	999,106	999,106
Total current liabilities	4,055,729	2,273,633
Long-term liabilities
Lease liability	134,947	-
Total long-term liabilities	134,947	-
Total liabilities	4,190,676	2,273,633

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, no shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized; 7,703,461 and 6,379,992 issued and outstanding at September 30, 2019 and December 31, 2018, respectively	771	638
Additional paid-in capital	108,394,883	105,461,396
Accumulated other comprehensive loss	(450,719)	(450,719)
Accumulated deficit	(104,455,590)	(102,090,441)
Total stockholders’ equity	3,489,345	2,920,874
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,680,021	$5,194,507

The accompanying notes are an integral part to these unaudited consolidated condensed financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues
Cryptocurrency mining revenue	$321,716	$338,672	$908,175	$1,200,171
Other revenue	-	-	-	66,970
Total revenues	321,716	338,672	908,175	1,267,141

Operating costs and expenses
Cost of revenue	478,811	1,132,570	1,486,039	2,331,909
Compensation and related taxes	409,609	137,338	1,224,900	803,309
Consulting fees	34,000	347,500	84,000	573,286
Professional fees	91,908	126,446	287,282	1,157,246
General and administrative	115,247	89,859	359,319	1,212,469
Break-up fee - issuance of shares to GBV	-	-	-	2,850,000
Total operating expenses	1,129,575	1,833,713	3,441,540	8,928,219
Operating loss	(807,859)	(1,495,041)	(2,533,365)	(7,661,078)
Other income (expenses)
Other income	300	125,125	181,195	108,670
Foreign exchange loss	-	(8,003)	(11,873)	(31,096)
Realized income (loss) on sale of digital currencies	(11,236)	8,760	13,208	(73,533)
Change in fair value of warrant liability	68,551	45,595	(7,753)	1,593,481
Amortization of debt discount	-	-	-	(2,290,028)
Interest income	8,428	2,553	30,802	2,553
Interest expense	(12,591)	(19,446)	(37,363)	(68,891)
Total other income (expenses)	53,452	154,584	168,216	(758,844)
Net loss	$(754,407)	$(1,340,457)	$(2,365,149)	$(8,419,922)

Net loss per share, basic and diluted:	$(0.12)	$(0.22)	$(0.37)	$(1.69)
Weighted average shares outstanding, basic and diluted:	6,372,061	6,080,447	6,353,643	4,973,475

Net loss	$(754,407)	$(1,340,457)	$(2,365,149)	$(8,419,922)
Other comprehensive income:
Unrealized gain on foreign currency translation	-	-	-	15
Comprehensive loss attributable to Marathon Patent Group, Inc.	$(754,407)	$(1,340,457)	$(2,365,149)	$(8,419,907)

The accompanying notes are an integral part to these unaudited consolidated condensed financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended September 30, 2019

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	(Loss)	Equity
Balance as of June 30, 2019	-	$-	6,385,405	$639	$105,873,870	$(103,701,183)	$(450,719)	$1,722,607
Stock based compensation	-	-	-	-	207,555	-	-	207,555
Issuance of common stock, net of offering costs/At-the-market offering	-	-	41,614	4	79,813	-	-	79,817
Common stock issued for purchase of mining servers	-	-	1,276,442	128	2,233,645	-	-	2,233,773
Net loss	-	-	-	-	-	(754,407)	-	(754,407)
Balance as of September 30, 2019	-	$-	7,703,461	$771	$108,394,883	$(104,455,590)	$(450,719)	$3,489,345

For the Nine Months Ended September 30, 2019

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	(Loss)	Equity
Balance as of December 31, 2018	-	$-	6,379,992	$638	$105,461,396	$(102,090,441)	$(450,719)	$2,920,874
Stock based compensation	-	-	-	-	620,030	-	-	620,030
Par value adjustment and additional shares issued due to reverse split	-	-	5,413	1	(1)	-	-	-
Issuance of common stock, net of offering costs/At-the-market offering	-	-	41,614	4	79,813	-	-	79,817
Common stock issued for purchase of mining servers	-	-	1,276,442	128	2,233,645	-	-	2,233,773
Net loss	-	-	-	-	-	(2,365,149)	-	(2,365,149)
Balance as of September 30, 2019	-	$-	7,703,461	$771	$108,394,883	$(104,455,590)	$(450,719)	$3,489,345

For the Three Months Ended September 30, 2018

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	(Loss)	Equity
Balance as of June 30, 2018	486	$-	5,894,485	$589	$104,493,144	$(96,355,582)	$(450,719)	$7,687,432
Stock based compensation	-	-	-	-	39,053	-	-	39,053
Conversion of Series E preferred stock	(486)	-	485,500	49	(49)			-
Net loss	-	-	-	-	-	(1,340,457)	-	(1,340,457)
Balance as of September 30, 2018	-	$-	6,379,985	$638	104,532,148	$(97,696,039)	$(450,719)	$6,386,028

For the Nine Months Ended September 30, 2018

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	(Loss)	Equity
Balance as of December 31, 2017	1,378	$1	3,119,445	$312	$97,114,659	$(89,276,117)	$(450,734)	$7,388,121
Stock based compensation	-	-	110,850	11	496,424	-	-	496,435
Conversion of Series E preferred stock	(1,378)	(1)	1,377,886	138	(137)	-	-	-
Common stock issued for acquisition of patents	-	-	62,500	6	959,994	-	-	960,000
Issue common stock for conversion of warrants	-	-	4,433	-	55,791	-	-	55,791
Common stock issuance related to note conversion	-	-	954,871	96	3,055,492	-	-	3,055,588
Break-up fee - issuance of shares to GBV	-	-	750,000	75	2,849,925	-	-	2,850,000
Currency translation gain	-	-	-	-	-	-	15	15
Net loss	-	-	-	-	-	(8,419,922)	-	(8,419,922)
Balance as of September 30, 2018	-	$-	6,379,985	$638	$104,532,148	$(97,696,039)	$(450,719)	$6,386,028

The accompanying notes are an integral part to these unaudited consolidated condensed financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,365,149)	$(8,419,922)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	412,083	1,405,147
Amortization of patents and website	53,382	48,222
Realized (gain) loss on sale of digital currencies	(13,208)	73,533
Change in fair value of warrant liability	7,753	(1,593,481)
Stock based compensation	620,030	496,435
Amortization of debt discount	-	2,290,028
Amortization of right-of-use assets	67,602	-
Bad debt allowance	-	6,826
Break-up fee - issuance of shares to GBV	-	2,850,000
Changes in operating assets and liabilities:
Accounts receivables		(102,098)
Digital currencies	(908,175)	(1,098,073)
Lease liability	(66,707)	-
Litigation liability	-	(2,150,000)
Prepaid expenses and other assets	154,930	(457,329)
Accounts payable and accrued expenses	(163,822)	(631,873)
Net cash used in operating activities	(2,201,281)	(7,282,585)
CASH FLOWS FROM INVESTING ACTIVITIES
Sale of digital currencies	918,502	1,024,540
Acquisition of patents	-	(250,000)
Purchase of property and equipment	(5,224)	(5,251,719)
Net cash provided by (used in) investing activities	913,278	(4,477,179)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock/At-the-market offering	83,453	-
Offering costs for the issuance of common stock/At-the-market offering	(3,636)	-
Net cash provided by financing activities	79,817	-

Effect of foreign exchange rate changes	-	15

Net decrease in cash and cash equivalents	(1,208,186)	(11,759,749)
Cash and cash equivalents — beginning of period	2,551,171	14,948,529
Cash and cash equivalents — end of period	$1,342,985	$3,188,780

Supplemental schedule of non-cash investing and financing activities:
Par value adjustment due to reverse split	$1	$-
Conversion of Series E Preferred Stock to common stock	$-	$551
Common stock issued for acquisition of patents	$-	$960,000
Common stock issued for purchase of assets	$2,233,773	$-
Common stock issued for note conversion	$-	$3,055,588
Restricted stock issuance	$-	$44
Mining servers payable	$1,852,477	$-
Warrants exercised into common shares	$-	$55,791

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

On May 21, 2019, the Company received notice from the Nasdaq Capital Market (the “Capital Market”) that the Company has failed to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing as required under Listing Rule 5550(b)(1) as its Form 10-Q for the period ended March 31, 2019 reported stockholders’ equity of $2,158,192. On July 23, 2019, we announced Nasdaq approved the Company’s plan to regain compliance, and the Company is required to file its Form 10-Q for the period ending September 30, 2019 with the SEC on or before November 13, 2019 evidencing compliance with the stockholders’ equity requirement.

On September 30, 2019, the Company consummated the purchase of 6,000 S-9 Bitmain 13.5 TH/s Bitcoin Antminers from SelectGreen Blockchain Ltd, a British Columbia corporation, for which the purchase price was $4,086,250 or 2,335,000 shares of its common stock at a price of $1.75 per share. As a result of an exchange cap requirement imposed in conjunction with the Company’s Listing of Additional Shares application filed with Nasdaq with regard to the transaction, the Company issued 1,276,442 shares of its common stock which represented $2,233,773 of the $4,086,250 (constituting 19.9% of the issued and outstanding shares outstanding on the date of the Asset Purchase Agreement for the transaction) and upon receipt of shareholder approval, at the Special Shareholders Meeting on November 15, 2019, the Company will issue the balance of the 1,058,558 unregistered common stock shares. The $1,852,477 set forth on the balance sheet for mining servers payable reflects this balance of 1,058,558 shares to be issued at $1.75 per share immediately upon receipt of shareholder approval, thus immediately satisfying the mining servers payable. If the Company does not gain shareholder approval (which it anticipates it will receive), it would plan to resolicit shareholders after a reasonable waiting period; however, this is neither the intention nor the requirement to make payment in cash.

Going Concern

The Company’s consolidated condensed financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated condensed financial statements, the Company had an accumulated deficit of approximately $104.5 million at September 30, 2019, a net loss of approximately $2.4 million and approximately $2.2 million net cash used in operating activities for the nine months ended September 30, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The following table presents the activities of the digital currencies for the nine months ended September 30, 2019:

Digital currencies at December 31, 2018	$-
Additions of digital currencies	908,175
Realized gain on sale of digital currencies	13,208
Sale of digital currencies	(918,502)
Digital Currencies at September 30, 2019	$2,881

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of September 30, 2019 and December 31, 2018, respectively:

	Fair value measured at September 30, 2019
	Total carrying value at September 30,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant liability	$46,836	$-	$-	$46,836

	Fair value measured at December 31, 2018
	Total carrying value at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant liability	$39,083	$-	$-	$39,083

There were no transfers between Level 1, 2 or 3 during the nine months ended September 30, 2019.

At September 30, 2019, the Company had an outstanding warrant liability in the amount of $46,836 associated with warrants that were issued in January 2017 and warrants issued related to the Convertible Notes issued in August and September of 2017. The following table rolls forward the fair value of the Company’s warrant liability, the fair value of which is determined by Level 3 inputs for the nine months ended September 30, 2019.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements

Fair value of warrant liabilities

Fair value
Outstanding as of December 31, 2018	$39,083
Change in fair value of warrants	7,753
Outstanding as of September 30, 2019	$46,836

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

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at September 30, 2019 and 2018 are as follows:

	As of September 30,
	2019	2018
Warrants to purchase common stock	182,191	182,191
Options to purchase common stock	1,733,620	105,462
Preferred stock to exchange common stock	-	485,540
Convertible notes to exchange common stock	312,221	312,221
Total	2,228,032	1,085,414

The following table sets forth the computation of basic and diluted loss per share:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Net loss attributable to common shareholders	$(754,407)	$(1,340,457)	$(2,365,149)	$(8,419,922)

Denominator:
Weighted average common shares - basic and diluted	6,372,061	6,080,447	6,353,643	4,973,475

Loss per common share - basic and diluted	$(0.12)	$(0.22)	$(0.37)	$(1.69)

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

NOTE 3 – DIGITIAL ASSET MINING

On September 30, 2019, the Company consummated the purchase of 6,000 S-9 Bitmain 13.5 TH/s Bitcoin Antminers from SelectGreen Blockchain Ltd, a British Columbia corporation, for which the purchase price was $4,086,250 or 2,335,000 shares of its common stock at a price of $1.75 per share. As a result of an exchange cap requirement imposed in conjunction with the Company’s Listing of Additional Shares application filed with Nasdaq with regard to the transaction, the Company issued 1,279,442 shares of its common stock which represented $2,233,773 or the $4,086,250 (constituting 19.9% of the issued and outstanding shares outstanding on the date of the Asset Purchase Agreement for the transaction) and upon receipt of shareholder approval, at the Special Shareholders Meeting on November 15, 2019, the Company will issue the balance of the 1,058,558 unregistered common stock shares. The $1,852,477 set forth on the balance sheet for mining servers payable reflects this balance of 1,058,558 shares to be issued at $1.75 per share immediately upon receipt of shareholder approval, thus immediately satisfying the mining servers payable. If the Company does not gain shareholder approval (which it anticipates it will receive), it would plan to resolicit shareholders after a reasonable waiting period; however, this is neither the intention nor the requirement to make payment in cash.

The components of property, equipment and intangible assets as of September 30, 2019 and December 31, 2018 are:

	Useful life (Years)	September 30, 2019	December 31, 2018
Website	7	$121,787	$121,787
Mining equipment	2	7,120,505	3,029,031
Mining patent	17	1,210,000	1,210,000
Gross property, equipment and intangible assets		8,452,292	4,360,818
Less: Accumulated depreciation and amortization		(2,646,953)	(2,181,488)
Property, equipment and intangible assets, net		$5,805,339	$2,179,330

The Company’s depreciation expense for the three and nine months ended September 30, 2019 were $137,361 and $412,083, and $598,549 and $1,405,147 for the three and nine months ended September 30, 2018, respectively. Amortization expense were $17,794 and $53,382 for the three and nine months ended September 30, 2019, and $18,308 and $48,222 for the three and nine months ended September 30, 2018, respectively.

NOTE 4 - STOCKHOLDERS’ EQUITY

Common Stock

At The Market Offering Agreement

On July 19, 2019, we entered into an At The Market Offering Agreement (the “Agreement”) with H.C. Wainwright & Co., LLC (“H.C. Wainwright”) which establishes an at-the-market equity program pursuant to which we may offer and sell shares of our common stock, par value $0.0001 per share (“Common Stock”), from time to time as set forth in the Agreement. The Agreement provides for the sale of shares of our Common Stock (“Shares”) having an aggregate offering price of up to $7,472,417 (the Company’s ability to offer shares under the Agreement is limited to the amount of shares it may sell pursuant to General Instruction I.B.6. of Form S-3.

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

Sales of the Shares, if any, under the Agreement shall be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including sales made by means of ordinary brokers’ transactions, including on the Nasdaq Capital Market, at market prices or as otherwise agreed with H.C. Wainwright. We have no obligation to sell any of the Shares, and, at any time, we may suspend offers under the Agreement or terminate the Agreement.

During the nine months ended September 30, 2019, 41,614 shares of common stock were issued under the At The Market Offering for the total proceeds of $79,817, net of offering cost of $3,636.

Asset Purchase Agreement

On September 30, 2019, the Company consummated the purchase of 6,000 S-9 Bitmain 13.5 TH/s Bitcoin Antminers from SelectGreen Blockchain Ltd, a British Columbia corporation, for which the purchase price was $4,086,250 or 2,335,000 shares of its common stock at a price of $1.75 per share. As a result of an exchange cap requirement imposed in conjunction with the Company’s Listing of Additional Shares application filed with Nasdaq with regard to the transaction, the Company issued 1,279,442 shares of its common stock which represented $2,233,773 of the $4,086,250 (constituting 19.9% of the issued and outstanding shares outstanding on the date of the Asset Purchase Agreement for the transaction) and upon receipt of shareholder approval, at the Special Shareholders Meeting on November 15, 2019, the Company will issue the balance of the 1,058,558 unregistered common stock shares. The $1,852,477 set forth on the balance sheet for mining servers payable reflects this balance of 1,058,558 shares to be issued at $1.75 per share immediately upon receipt of shareholder approval, thus immediately satisfying the mining servers payable. If the Company does not gain shareholder approval (which it anticipates it will receive), it would plan to resolicit shareholders after a reasonable waiting period; however, this is neither the intention nor the requirement to make payment in cash.

Series B Convertible Preferred Stock

As of September 30, 2019, there was no share of Series B Convertible Preferred Stock outstanding.

Series E Preferred Stock

There was no Series E Convertible Preferred Stock outstanding as of September 30, 2019.

Common Stock Warrants

As of September 30, 2019, the Company had warrants outstanding to purchase 182,191 shares of Common Stock with a weighted average remaining life of 2.3 years and a weighted average exercise price of $25.04. There was no activity of the Company’s warrants during the period ended September 30, 2019.

Common Stock Options

On July 22, 2019, the Company’s board has approved to issue 275,000 shares of option to purchase the Company’s common stock to 8 employees and consultants for the service they provided. The options have a five-year term with an exercise price of $2.04.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements

A summary of the stock options as of September 30, 2019 and changes during the period are presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2018	1,466,520	$6.66	9.49
Granted	275,000	$2.04	4.81
Expired	(7,900)	77.22	-
Outstanding as of September 30, 2019	1,733,620	$5.61	8.16
Options vested and expected to vest as of September 30, 2019	1,733,620	$5.61	8.16
Options vested and exercisable as of September 30, 2019	1,255,495	$6.89	8.29

NOTE 5 - DEBT, COMMITMENTS AND CONTINGENCIES

Debt consists of the following:

	Maturity	Interest	September 30,	December 31,
	Date	Rate	2019	2018
Convertible Note	12/31/2019	5%	$999,106	$999,106
Less: debt discount	and 12/31/2019		-	-
Total Convertible notes, net of discount			$999,106	$999,106

Total			$999,106	$999,106
Less: current portion			(999,106)	(999,106)
Total, net of current portion			$-	$-

On August 14, 2017, the Company entered into a unit purchase agreement (the “Unit Purchase Agreement”) with certain accredited investors providing for the sale of up to $5,500,000 of 5% secured convertible promissory notes (the “Convertible Notes”), which are convertible into shares of the Corporation’s common stock, and the issuance of warrants to purchase 1,718,750 shares of the Company’s Common Stock (the “Warrants”). The Convertible Notes are convertible into shares of the Company’s Common Stock at the lesser of (i) $3.20 per share or (ii) the closing bid price of the Company’s common stock on the day prior to conversion of the Convertible Note; provided that such conversion price may not be less than $1.60 per share. The Warrants have an exercise price of $4.80 per share. In two closings of the Unit Purchase Agreement, the Company issued $5,500,000 in Convertible Notes to the investors. The remaining balance of the Convertible Notes were due to mature on May 31, 2018. The investor agreed to extend the maturity date to December 31, 2019. The note bears interest at the rate of 5% per annum and accrues but is not paid in cash. As of September 30, 2019, the Company had an outstanding obligation pursuant to the Convertible Notes in the amount of $999,106. Accrued interest as of September 30, 2019 was $182,344. During the three and nine months ended September 30, 2019, the interest expense were $12,591 and $37,363, and $19,446 and $68,891 for the three and nine months ended September 30, 2018, respectively.

The amortization of debt discount was $0 for the three and nine months ended September 30, 2019, and $0 and $2.3 million for the three and nine months ended September 30, 2018, respectively.

Leases

Effective June 1, 2018, the Company rented its corporate office at 1180 North Town Center Drive, Suite 100, Las Vegas, Nevada 89144, on a month to month basis. The monthly rent is $1,997. A security deposit of $3,815 has been paid.

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

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements

Operation lease costs are recorded on a straight-line basis within operating expenses. The Company’s total lease expense is comprised of the following:

	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Operating leases
Operating lease cost	$26,693	$80,004
Operating lease expense	26,693	80,004
Short-term lease rent expense	6,465	16,413
Total rent expense	$33,158	$96,417

Additional information regarding the Company’s leasing activities as a lessee is as follow:

	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Operating cash flows from operating leases	$26,870	$79,184
Weighted-average remaining lease term – operating leases	1.7	1.7
Weighted-average discount rate – operating leases	6.5%	6.5%

As of September 30, 2019, contractual minimal lease payments are as follows:

2019	$17,768
2020	97,724
2021	97,724
2022	26,652
Total	239,868
Less present value discount	(19,232)
Operating lease liabilities	$220,636

Legal Proceedings

Feinberg Litigation

On March 27, 2018, Jeffrey Feinberg, purportedly joined by the Jeffrey L. Feinberg Personal Trust and the Jeffrey L. Feinberg Family Trust, filed a complaint against the Company and certain of its former officers and directors. The complaint was filed in the Supreme Court of the State of New York, County of New York. The plaintiffs purported to state claims under Sections 11, 12(a)(2) and 15 of the federal Securities Act of 1933 and common law claims for “actual fraud and fraudulent concealment,” constructive fraud, and negligent misrepresentation, seeking unspecified money damages (including punitive damages), as well as costs and attorneys’ fees, and equitable or injunctive relief. On June 15, 2018, the defendants filed a motion to dismiss all claims asserted in the complaint and, on July 27, 2018, the plaintiffs filed an opposition to that motion. The court heard argument on the motion and, on January 15, 2019, the court granted the motion to dismiss, allowing 30 days for the filing of an amended complaint. On February 15, 2019, Jeffrey Feinberg, individually and as trustee of the Jeffrey L. Feinberg Personal Trust, and Terrence K. Ankner, as trustee of the Jeffrey L. Feinberg Family Trust, filed an amended complaint that purports to state the same claims and seeks the same relief sought in the original complaint. On March 7 and 22, 2019, defendants filed motions to dismiss the amended complaint and on April 5, 2019, plaintiffs filed an opposition to those motions. The court heard oral argument on the motions to dismiss on July 9, 2019, and at the conclusion of the argument the court took the motions under submission. The parties are waiting for the court’s rulings on the motions to dismiss and, while the motions have been under submission, no discovery has been taken and there have been no other significant developments in the case.

NOTE 6 – Subsequent Events

On October 1, 2019, the Company issued 150,000 shares of its common stock to a consultant. The fair value of the common stocks was $262,500.

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

Overview

We were incorporated in the State of Nevada on February 23, 2010 under the name Verve Ventures, Inc. On December 7, 2011, we changed our name to American Strategic Minerals Corporation and were engaged in exploration and potential development of uranium and vanadium minerals business. In June 2012, we discontinued our minerals business and began to invest in real estate properties in Southern California. In October 2012, we discontinued our real estate business when our former CEO joined the firm and we commenced our IP licensing operations, at which time the Company’s name was changed to Marathon Patent Group, Inc. On November 1, 2017, we entered into a merger agreement with Global Bit Ventures, Inc. (“GBV”), which is focused on mining digital assets. We have since purchased our cryptocurrency mining machines and established a data center in Canada to mine digital assets. Following the merger, we intended to add GBV’s existing technical capabilities and digital asset miners and expand our activities in the mining of new digital assets, while at the same time harvesting the value of our remaining IP assets. On June 28, 2018, the board determined that it was in the best interests of the Company and its shareholders to allow the Amended Merger Agreement to expire on its current termination date of June 28, 2018 without further negotiation or extension. The Board approved to issue 3,000,000 shares of our common stock to GBV as a termination fee for canceling the proposed merger between the two companies. The fair value of the common stocks was $2,850,000.

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

Results of Operations

For the Three and Nine Months Ended September 30, 2019 and 2018

We generated revenues of $321,716 and $908,175 during the three and nine months ended September 30, 2019 as compared to $338,672 and $1.3 million during the three and nine months ended September 30, 2018. For the three and nine months ended September 30, 2019, this represented a decrease of $16,956 or 5% and $358,966 or 28%. Revenues for the three and nine months ended September 30, 2019 and 2018 were derived primarily from cryptocurrency mining.

For the three and nine months ended September 30, 2019, the Company received no revenues from newly-issued settlement and license agreements.

Direct cost of revenues during the three and nine months ended September 30, 2019 amounted to $478,811 and $1.5 million and for the three and nine months ended September 30, 2018, the direct cost of revenues amounted to $1.1 million and $2.3 million, respectively. For the three and nine months ended September 30, 2019, this represented a decrease of $653,759 or 58% and $845,870 or 36%, respectively. Direct costs of revenue include depreciation and amortization expenses of the cryptocurrency mining machines and patents, contingent payments to patent enforcement legal costs, patent enforcement advisors and inventors as well as various non-contingent costs associated with enforcing the Company’s patent rights and otherwise in developing and entering into settlement and licensing agreements that generate the Company’s revenue.

We incurred other operating expenses of $650,764 and $2.0 million for the three and nine months September 30, 2019 and $701,143 and $6.6 million for the three and nine months ended September 30, 2018. For the three and nine months ended September 30, 2019, this represented a decrease of $50,379 or 7% and $4.6 million or 70%, respectively. These expenses primarily consisted of compensation to our officers, directors and employees, professional fees and consulting incurred in connection with the day-to-day operation of our business and break-up fee to GBV.

The operating expenses consisted of the following:

	Total Other Operating Expenses		Total Other Operating Expenses
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Compensation and related taxes (1)	$409,609	$137,338	1,224,900	803,309
Consulting fees (2)	34,000	347,500	84,000	573,286
Professional fees (3)	91,908	126,446	287,282	1,157,246
Other general and administrative (4)	115,247	89,859	359,319	1,212,469
Break-up fee - issuance of shares to GBV (5)	-	-	-	2,850,000
Total	$650,764	$701,143	$1,955,501	$6,596,310

Non-cash other operating expenses for the three and nine months ended September 30, 2019, include non-cash other operating expenses totaling $207,555 and $620,030, and $39,053 and $473,619 for the three and nine months ended September 30, 2018 respectively. Non-cash operating expenses consisted of the following:

	Non-Cash Other Operating Expenses		Non-Cash Other Operating Expenses
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Compensation and related taxes (1)	$207,555	$39,053	$620,030	$473,619
Total	$207,555	$39,053	$620,030	$473,619

(1)	Compensation expense and related taxes: Compensation expense includes cash compensation and related payroll taxes and benefits, and non-cash equity compensation expenses. For the three and nine months ended September 30, 2019, compensation expense and related payroll taxes were $409,609 and $1.2 million, an increase of $272,271 or 198% and $421,591 or 52% over the comparable periods in 2018. During the three and nine months ended September 30, 2019, we recognized non-cash employee and board equity-based compensation of $207,555 and $620,030, and $39,053 and $473,619 for three and nine months ended September 30, 2018, respectively.

(2)	Consulting fees: For the three and nine months ended September 30, 2019, we incurred consulting fees of $34,000 and $84,000, a decrease of $313,500 or 90% and $489,286 or 85% over the comparable periods in 2018. Consulting fees include both cash and non-cash related consulting fees primarily for investor relations and public relations services as well as other consulting services. The decrease in consulting fees for the three and nine months ended September 30, 2019 compared to the same period in the prior year was primarily due to the consulting fees paid to our executives before their employment.

(3)	Professional fees: For the three and nine months ended September 30, 2019 professional fees were $91,908 and $287,282, a decrease of $34,538 or 27% and $869,964 or 75% over the comparable periods in 2018. Professional fees primarily reflect the costs of professional outside accounting fees, legal fees and audit fees. The decrease in professional fees was mainly the result of legal fees and accounting fees related to the merger and expanding our business in crypto currency mining in the period of 2018.

(4)	Other general and administrative expenses: For the three and nine months ended September 30, 2019, other general and administrative expenses were $115,247 and $359,319, an increase of $25,388 or 28% and a decrease of $853,150 or 70% over the comparable periods in 2018. General and administrative expenses reflect the other non-categorized operating costs of the Company and include expenses related to being a public company, rent, insurance, technology and other expenses incurred to support the operations of the Company.

(5)	Break-up fee – issuance of shares to GBV: For the three and nine months ended September 30, 2018, the Board approved to issue 3,000,000 shares of our common stock to Global Bit Ventures, Inc as a termination fee for canceling the proposed merger between the two companies. The fair value of the common stocks was $2.9 million.

Operating Loss

We reported operating loss from continuing operations of $807,859 and $2.5 million for the three and nine months ended September 30, 2019 and operating loss of $1.5 million and $7.7 million for the three and nine months ended September 30, 2018.

Other Expenses

Total other income was $53,452 and $168,216 or the three and nine months ended September 30, 2019 and total other income was $154,584 and total other expenses was $758,844 for the three and nine months ended September 30, 2018. The changes were mainly due to the amortization of debt discount related to the notes conversions and change in fair value of the warrant liability in nine months ended 2018.

Net Loss Available to Common Shareholders

We reported net loss of $754,407 and $2.4 million for the three and nine months ended September 30, 2019 and net loss of $1.3 million and $8.4 million for the three and nine months ended September 30, 2018.

Liquidity and Capital Resources

The Company’s condensed consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit of approximately $104.5 million at September 30, 2019, a net loss of approximately $2.4 million and $2.2 million net cash used in operating activities for the nine months ended September 30, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At September 30, 2019, the Company’s cash and cash equivalents balances totaled $1.3 million compared to $2.6 million at December 31, 2018.

Net working capital decreased by $3.2 million, to working capital deficit of $2.5 million at September 30, 2019 from working capital of $741,544 at December 31, 2018.

Cash used in operating activities was $2.2 million during the nine months ended September 30, 2019 and cash used in operating activities of $7.3 million during the nine months ended September 30, 2018.

Cash provided by investing activities was $913,278 during the nine months ended September 30, 2019 and cash used in investing activities of $4.5 million for the nine months ended September 30, 2018.

Cash provided by financing activities was $79,817 during the nine months ended September 30, 2019.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework in the 2013 COSO framework. Based on this assessment, management concluded that our disclosure controls and procedures were not effective.

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

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Feinberg Litigation

On March 27, 2018, Jeffrey Feinberg, purportedly joined by the Jeffrey L. Feinberg Personal Trust and the Jeffrey L. Feinberg Family Trust, filed a complaint against the Company and certain of its former officers and directors. The complaint was filed in the Supreme Court of the State of New York, County of New York. The plaintiffs purported to state claims under Sections 11, 12(a)(2) and 15 of the federal Securities Act of 1933 and common law claims for “actual fraud and fraudulent concealment,” constructive fraud, and negligent misrepresentation, seeking unspecified money damages (including punitive damages), as well as costs and attorneys’ fees, and equitable or injunctive relief. On June 15, 2018, the defendants filed a motion to dismiss all claims asserted in the complaint and, on July 27, 2018, the plaintiffs filed an opposition to that motion. The court heard argument on the motion and, on January 15, 2019, the court granted the motion to dismiss, allowing 30 days for the filing of an amended complaint. On February 15, 2019, Jeffrey Feinberg, individually and as trustee of the Jeffrey L. Feinberg Personal Trust, and Terrence K. Ankner, as trustee of the Jeffrey L. Feinberg Family Trust, filed an amended complaint that purports to state the same claims and seeks the same relief sought in the original complaint. On March 7 and 22, 2019, defendants filed motions to dismiss the amended complaint and on April 5, 2019, plaintiffs filed an opposition to those motions. The court heard oral argument on the motions to dismiss on July 9, 2019, and at the conclusion of the argument the court took the motions under submission. The parties are waiting for the court’s rulings on the motions to dismiss and, while the motions have been under submission, no discovery has been taken and there have been no other significant developments in the case.

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

Date: November 8, 2019

MARATHON PATENT GROUP, INC.

By:	/s/ Merrick Okamoto
Name:	Merrick Okamoto
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David Lieberman
Name:	David Lieberman
Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

