Form 10-K
period 2019-12-31
Marathon Patent Group, Inc.
filed 2020-03-24
CIK 1507605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _______to______

MARATHON PATENT GROUP, INC.

(Exact Name of Registrant as Specified in Charter)

Nevada	001-36555	01-0949984
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

1180 North Town Center Drive, Suite 100, Las Vegas, NV	89144
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 702-945-2773

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	MARA	The Nasdaq Capital Market

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 8,458,781 shares of common stock are issued and outstanding as of March 23, 2020.

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

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

●	The uncertainty of profitability;

●	Risks related to failure to obtain adequate financing on a timely basis and on acceptable terms; and

●	The potential economic fallout resulting from the COVID-19 outbreak and related circumstances.

●	Other risks and uncertainties related to our business plan and business strategy.

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

Mathematically Controlled Supply

The method for creating new bitcoins is mathematically controlled in a manner so that the supply of bitcoins grows at a limited rate pursuant to a pre-set schedule. The number of bitcoins awarded for solving a new block is automatically halved every 210,000 blocks. Thus, the current fixed reward for solving a new block is 12.5 bitcoins per block and the reward will decrease by half to become 6.25 bitcoins around May 10, 2020 (based on estimates of the rate of block solution calculated by BitcoinClock.com). This deliberately controlled rate of bitcoin creation means that the number of bitcoins in existence will never exceed 21 million and that bitcoins cannot be devalued through excessive production unless the Bitcoin Network’s source code (and the underlying protocol for bitcoin issuance) is altered. The Company monitors the Blockchain network and, as of March 13, 2020, based on the information we collected from our network access 18.2 million bitcoins have been mined.

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

Patent Enforcement Litigation

As of December 31, 2019, we were not involved in any active patent enforcement litigation.

Employees

As of December 31, 2019, we had 3 full-time employees. We believe our employee relations to be good.

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

Digital Assets such as bitcoin and ether are likely to be regulated as securities or investment securities.

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

As of March 23, 2020, there were over 5,000 alternate digital assets tracked by CoinMarketCap, having a total market capitalization (including the market capitalization of ether and bitcoin) of approximately $176.0 billion, using market prices and total available supply of each digital asset. This included digital assets using a “proof of work” mining structure similar to bitcoin, and those using a “proof of stake” transaction verification system that is different than bitcoin’s mining system (e.g., Peercoin, Bitshares and NXT). As of March 23, 2020, bitcoin’s $115.2 billion market capitalization was almost eight (8) times the size of the $14.9 billion market cap of ether, the second largest proof-of-work digital asset. Despite the marked first-mover advantage of the bitcoin network over other digital asset networks, it is possible that another digital asset could become materially popular due to either a perceived or exposed shortcoming of the bitcoin network protocol that is not immediately addressed by the bitcoin contributor community or a perceived advantage of an altcoin that includes features not incorporated into bitcoin. If a digital asset obtains significant market share (either in market capitalization, mining power or use as a payment technology), this could reduce bitcoin’s market share as well as other digital assets we may become involved in and have a negative impact on the demand for, and price of, such digital assets and could adversely affect an investment in us.

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

While we have received a going concern opinion for the year ended December 31, 2019 from our independent registered public accounting firm, there can be no assurances about Marathon’s ability to continue as a going concern in the future.

The report of our independent registered public accounting firm with respect to our financial statements included in this report includes a “going concern” explanatory paragraph. As reflected in the consolidated financial statements, we had an accumulated deficit of approximately $105.6 million at December 31, 2019, a net loss of approximately $3.5 million and $12.8 million, and approximately $3.3 million and $8.2 million net cash used in operating activities for the years ended December 31, 2019 and 2018, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of March 23, 2020, we had $2,181,607 of indebtedness outstanding. Our indebtedness could have important consequences to our shareholders. For example, it could:

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

Our Common Stock is currently traded on NASDAQ under the symbol “MARA”. If we fail to meet any of the continued listing standards of NASDAQ, our Common Stock could be delisted from NASDAQ. During 2019, Marathon received multiple notices regarding its failure to meet several continued listing standards, including the $1.00 minimum closing bid price and the $2.5 million stockholders’ equity requirements, which were subsequently satisfied. Our repeated failures may impact our ability to continue to list our shares for trading on NASDAQ or to obtain approval of any initial listing application in connection with any acquisitions or other changes that require review and approval by NASDAQ. The continued listing standards include specifically enumerated criteria, such as:

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

As of March 23, 2020:

●	1,658,921 shares of our Common Stock issuable upon the exercise of outstanding stock options having a weighted average exercise price of $5.39 per share;

●	182,191 shares of our Common Stock issuable upon the exercise of outstanding warrants with a weighted average exercise price of $25.04;

●	up to 312,221 shares of Common Stock issuable upon conversion of $999,106 in outstanding convertible notes.

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

Holders

As of March 23, 2020, there were 222 holders of record of 8,458,781 shares of the Company’s Common Stock.

Securities Authorized for Issuance under Equity Compensation Plans

2012, 2014, 2017 and 2018 Equity Incentive Plans

The following table gives information about the Company’s common stock that may be issued upon the exercise of options granted to employees, directors and consultants under its 2012, 2014, 2017 and 2018 Equity Incentive Plans as of December 31, 2019. On August 1, 2012, our board of directors and stockholders adopted the 2012 Equity Incentive Plan, pursuant to which 96,154 shares of our common stock are reserved for issuance as awards to employees, directors, consultants, advisors and other service providers. On September 16, 2014, our board of directors adopted the 2014 Equity Incentive Plan, subsequently approved by the shareholders on July 31, 2015, pursuant to which up to 125,000 shares of our common stock, stock options, restricted stock, preferred stock, stock-based awards and other awards are reserved for issuance as awards to employees, directors, consultants, advisors and other service providers. On September 6, 2017, our board of directors adopted the 2017 Equity Incentive Plan, subsequently approved by the shareholders on September 29, 2017, pursuant to which up to 625,000 shares of our common stock, stock options, restricted stock, preferred stock, stock-based awards and other awards are reserved for issuance as awards to employees, directors, consultants, advisors and other service providers. On January 1, 2018, our board of directors adopted the 2018 Equity Incentive Plan, subsequently approved by the shareholders on March 7, 2018, pursuant to which up to 2,500,000 shares of our common stock, stock options, restricted stock, preferred stock, stock-based awards and other awards are reserved for issuance as awards to employees, directors, consultants, advisors and other service providers. As of March 23, 2020, the 2012, 2014, 2017 and 2018 Equity Incentive Plans had outstanding grants and remaining unissued shares, taking into account issuance of restricted stock to officers and directors, as follows:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	1,913,936	$7.36	1,432,218
Equity compensation plans not approved by security holders	—	$—	—
Total	1,913,936	$7.36	1,432,218

Recent issuances of unregistered securities

On January 3, 2018, the Company issued 150,000 shares of the Company’s Common Stock pursuant to the conversion of $480,000 in principal amount invested in the Convertible Note.

On January 4, 2018, the Company issued 150,000 shares of the Company’s Common Stock pursuant to the conversion of $480,000 in principal amount invested in the Convertible Note.

On January 6, 2018, the Company issued 150,000 shares of the Company’s Common Stock pursuant to the conversion of $480,000 in principal amount invested in the Convertible Note.

On January 11, 2018, the Company entered into a Patent Rights Purchase and Assignment Agreement with XpresSpa Group, Inc., a Delaware Corporation and Crypto Currency Patent Holdings Company LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“CCPHC”). The Company issued 62,500 shares of common stock of the Company, par value $0.0001 per share, subject to the terms and conditions of a lock-up agreement.

On January 11, 2018, the Company agreed to issue 6,250 shares of the Company’s common stock to Andrew Kennedy Lang, one of the named inventors of the patents, in exchange for consulting services, and 12,500 shares of the Company’s common stock to another individual in exchange for consulting services, in connection with the acquisition of the Assigned IP.

On February 5, 2018, the Company issued 7,763 shares of the Company’s Common Stock pursuant to the conversion of $24,842 in principal amount invested in the Convertible Note.

On February 27, 2018, the Company issued 175,000 shares of the Company’s Common Stock pursuant to the conversion of $560,000 in principal amount invested in the Convertible Note.

On February 28, 2018, the Company issued 4,601 shares of the Company’s Common Stock to board members as compensation earned as members of the board.

On March 6, 2018, the Company issued 4,433 shares of the Company’s Common Stock pursuant to the exercise of 4,433 shares of warrants.

On March 8, 2018, the Company issued 12,500 shares of the Company’s Common Stock pursuant to the conversion of $40,000 in principal amount invested in the Convertible Note.

On March 14, 2018, the Company issued 105,636 shares pursuant to the conversion of 106 shares of the Company’s Series E Convertible Preferred Stock.

On March 15, 2018, the Company issued 89,250 shares pursuant to the conversion of 89 shares of the Company’s Series E Convertible Preferred Stock.

On March 16, 2018, the Company issued 89,250 shares pursuant to the conversion of 89 shares of the Company’s Series E Convertible Preferred Stock.

On March 19, 2018, the Company issued 74,250 shares pursuant to the conversion of 74 shares of the Company’s Series E Convertible Preferred Stock.

On March 20, 2018, the Company issued 89,250 shares pursuant to the conversion of 89 shares of the Company’s Series E Convertible Preferred Stock.

On March 21, 2018, the Company issued 89,250 shares pursuant to the conversion of 89 shares of the Company’s Series E Convertible Preferred Stock.

On March 22, 2018, the Company issued 89,250 shares pursuant to the conversion of 89 shares of the Company’s Series E Convertible Preferred Stock.

On March 23, 2018, the Company issued 89,250 shares pursuant to the conversion of 89 shares of the Company’s Series E Convertible Preferred Stock.

On March 26, 2018, the Company issued 89,250 shares pursuant to the conversion of 89 shares of the Company’s Series E Convertible Preferred Stock.

On March 26, 2018, the Company issued 9,608 shares of the Company’s Common Stock pursuant to the conversion of $30,746 in principal amount invested in the Convertible Note.

On March 27, 2018, the Company issued 87,750 shares pursuant to the conversion of 88 shares of the Company’s Series E Convertible Preferred Stock.

On April 17, 2018, the Company issued 12,500 shares to Mr. Knuettel pursuant to his termination agreement. In connection with this issuance, the Company valued the shares at the quoted market price on the date of grant at $6.88 per share or $86,000. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

On April 27, 2018, the Company issued 300,000 shares of the Company’s Common Stock pursuant to the conversion of $960,000 in principal amount invested in the Convertible Note.

On June 28, 2018, the board has determined that it is in the best interests of the Company and its shareholders to allow the Amended Merger Agreement to expire on its current termination date of June 28, 2018 without further negotiation or extension. The Board approved to issue 750,000 shares of our common stock to Global Bit Ventures, Inc as a termination fee for canceling the proposed merger between the two companies. The fair value of the common stocks was $2,850,000.

On August 2, 2018, the Company issued 121,250 shares pursuant to the conversion of 121 shares of the Company’s Series E Convertible Preferred Stock.

On August 10, 2018, the Company issued 121,250 shares pursuant to the conversion of 121 shares of the Company’s Series E Convertible Preferred Stock.

On August 21, 2018, the Company issued 121,250 shares pursuant to the conversion of 121 shares of the Company’s Series E Convertible Preferred Stock.

On August 29, 2018, the Company issued 121,250 shares pursuant to the conversion of 121 shares of the Company’s Series E Convertible Preferred Stock.

On September 30, 2019, the Company consummated the purchase of 6000 S-9 Bitmain 13.5 TH/s Bitcoin Antminers (“Miners”) from SelectGreen Blockchain Ltd., a British Columbia corporation, for which the purchase price was $4,086,250 or 2,335,000 shares of its common stock at a price of $1.75 per share. As a result of an exchange cap requirement imposed in conjunction with the Company’s Listing of Additional Shares application filed with Nasdaq to the transaction, the Company issued 1,276,442 shares of its common stock which represented $2,233,773 of the $4,086,250 (constituting 19.9% of the issued and outstanding shares on the date of the Asset Purchase Agreement) and upon the receipt of shareholder approval, at the Annual Shareholders Meeting to be held on November 15, 2019, the Company can issue the balance of the 1,058,558 unregistered common stock shares. The shareholders did approve the issuance of the additional shares at the Annual Shareholders Meeting. The Company has issued and additional 474,808 at $0.90 per share. The $513,700 set forth on the balance sheet for mining servers payable reflects the fair value of 583,750 shares to be issued at $0.88 per share to conclude the purchase of the Miners at December 31, 2019. The Company recorded change in fair value of mining payable of $507,862 during the year ended December 31, 2019. There is no requirement for the Company to make a payment in cash in lieu of issuing the remaining shares.

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

Business of the Company

We were incorporated in the State of Nevada on February 23, 2010 under the name Verve Ventures, Inc. On December 7, 2011, we changed our name to American Strategic Minerals Corporation and were engaged in exploration and potential development of uranium and vanadium minerals business. In June 2012, we discontinued our minerals business and began to invest in real estate properties in Southern California. In October 2012, we discontinued our real estate business when our former CEO joined the firm and we commenced our IP licensing operations, at which time the Company’s name was changed to Marathon Patent Group, Inc. On November 1, 2017, we entered into a merger agreement with Global Bit Ventures, Inc. (“GBV”), which is focused on mining digital assets. We have since purchased our cryptocurrency mining machines and established a data center in Canada to mine digital assets. Following the merger, we intended to add GBV’s existing technical capabilities and digital asset miners and expand our activities in the mining of new digital assets, while at the same time harvesting the value of our remaining IP assets. On June 28, 2018, the board has determined that it is in the best interests of the Company and its shareholders to allow the Amended Merger Agreement to expire on its current termination date of June 28, 2018 without further negotiation or extension. The Board approved to issue 750,000 shares of our common stock to GBV as a termination fee for canceling the proposed merger between the two companies. The fair value of the common stocks was $2,850,000. With the current worldwide situation caused by COVID-19 and related circumstances, there can be no assurances as to when we may see any recovery in the bitcoin market, and if so, whether any recovery might be significant.

Recent Developments

Purchase of Digital Asset Mining Servers

On September 30, 2019, the Company consummated the purchase of 6000 S-9 Bitmain 13.5 TH/s Bitcoin Antminers (“Miners”) from SelectGreen Blockchain Ltd., a British Columbia corporation, for which the purchase price was $4,086,250 or 2,335,000 shares of its common stock at a price of $1.75 per share. As a result of an exchange cap requirement imposed in conjunction with the Company’s Listing of Additional Shares application filed with Nasdaq to the transaction, the Company issued 1,276,442 shares of its common stock which represented $2,233,773 of the $4,086,250 (constituting 19.9% of the issued and outstanding shares on the date of the Asset Purchase Agreement) and upon the receipt of shareholder approval, at the Annual Shareholders Meeting to be held on November 15, 2019, the Company can issue the balance of the 1,058,558 unregistered common stock shares. The shareholders did approve the issuance of the additional shares at the Annual Shareholders Meeting. The Company has issued and additional 474,808 at $0.90 per share. The $513,700 set forth on the balance sheet for mining servers payable reflects the fair value of 583,750 shares to be issued at $0.88 per share to conclude the purchase of the Miners at December 31, 2019. The Company recorded change in fair value of mining payable of $507,862 during the year ended December 31, 2019. There is no requirement for the Company to make a payment in cash in lieu of issuing the remaining shares.

Critical Accounting Policies and Estimates

We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis:

Digital Currencies

Digital currencies are included in current assets in the consolidated balance sheets as intangible assets with indefinite useful lives. Digital currencies are recorded at cost less impairment.

An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the digital currency at the time its fair value is being measured. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted.

Impairment of Long-lived Assets

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Based on its reviews, management determined that its crypto-currency machines were impaired by a total of $2,222,688 based upon an assessment as of December 31, 2018, including consideration of the decline in bitcoin values which occurred commencing in late December 2017 and into 2018. During the year ended December 31, 2019 we moved certain of our bitcoin miners to a new location in the United States and recorded an impairment of $447,776 in our leasehold improvements in Canada.

Recent Issued Accounting Standards

See Note 2 to our consolidated financial statements for a discussion of recent accounting standards and pronouncements.

Results of Operations for the Years Ended December 31, 2019 and December 31, 2018

We generated revenues of $1.2 million during the year ended December 31, 2019 as compared to $1.6 million during the year ended December 31, 2018. For the year ended December 31, 2019, this represented a decrease of $0.4 million or 24%. Revenue for the years ended December 31, 2019 and 2018 were derived primarily from cryptocurrency mining.

Direct cost of revenues during the year ended December 31, 2019 and 2018 amounted to approximately $2.5 million and $3.4 million, respectively. For the year ended December 31, 2019, this represented a decrease of $0.9 million or 26%. Direct costs of revenue include depreciation and amortization expenses of the cryptocurrency mining machines and patents, contingent payments to patent enforcement legal costs, patent enforcement advisors and inventors as well as various non-contingent costs associated with enforcing the Company’s patent rights and otherwise in developing and entering into settlement and licensing agreements that generate the Company’s revenue.

We incurred other operating expenses of $2.9 million for the year ended December 31, 2019 and $10.3 million for the year ended December 31, 2018. For the year ended December 31, 2019, this represented a decrease of $7.3 million or 71%. These expenses primarily consisted of the impairment of mining equipment, compensation to our officers, directors and employees, professional fees and consulting incurred in connection with the day-to-day operation of our business and break-up fee to GBV.

The operating expenses consisted of the following:

	Total Other Operating Expenses
	For the Years Ended
	December 31, 2019	December 31, 2018
Compensation and related taxes (1)	$1,475,450	$1,984,301
Consulting fees (2)	130,813	639,094
Professional fees (3)	422,335	1,216,820
Other general and administrative (4)	465,783	1,374,047
Impairment of mining equipment (5)	-	2,222,688
Impairment of leasehold improvements (6)	447,776	-
Break-up fee - issuance of shares to GBV (7)	-	2,850,000
Total	$2,942,157	$10,286,950

(1)	Compensation expense and related taxes: Compensation expense includes cash compensation and related payroll taxes and benefits, and non-cash equity compensation expenses. For the year ended December 31, 2019 and 2018, compensation expense and related payroll taxes were $1.5 million and $2.0 million, a decrease of $0.5 million or 26%. During the years ended December 31, 2019 and 2018, we recognized non-cash employee and board equity-based compensation of $674,182 and $39,053, respectively.

(2)	Consulting fees: For the year ended December 31, 2019 and 2018, we incurred consulting fees of $0.1 million and $0.6 million, respectively, an increase of $0.5 million or 80%. Consulting fees include consulting fees primarily for investor relations and public relations services as well as other consulting services. The decrease in consulting fees for the year ended December 31, 2019 compared to the same period in the prior year was primarily due to the consulting fees paid to our executives before their employment.

(3)	Professional fees: For the year ended December 31, 2019 and 2018, professional fees were $0.4 million and $1.2 million, respectively, a decrease of $0.8 million or 65%. Professional fees primarily reflect the costs of professional outside accounting fees, legal fees and audit fees. The decrease in professional fees was mainly the result of legal fees and accounting fees related to the merger and expanding our business in crypto currency mining in the period of 2018.

(4)	Other general and administrative expenses: For the year ended December 31, 2019 and 2018, other general and administrative expenses were $0.5 million and $1.4 million, respectively, an increase of $0.9 million or 66%. General and administrative expenses reflect the other non-categorized operating costs of the Company and include expenses related to being a public company, rent, insurance, technology and other expenses incurred to support the operations of the Company.

(5)	Impairment of mining equipment: For the years ended December 31, 2018, the Company recorded a loss on the impairment of mining equipment in the amounts of $2.2 million.

(6)	Impairment of leasehold improvements: For the years ended December 31, 2019, the Company recorded a loss on the impairment of leasehold improvements in the amounts of $0.4 million.

(7)	Break-up fee – issuance of shares to GBV: For the year ended December 31, 2018, the Board approved to issue 750,000 shares of our common stock to Global Bit Ventures, Inc as a termination fee for canceling the proposed merger between the two companies. The fair value of the common stock was $2.9 million.

Operating Loss

We reported operating loss from continuing operations of $4.2 million and $12.1 million for the years ended December 31, 2019 and 2018, respectively.

Other Expenses

Total other income was $0.7 million for the year ended December 31, 2019 compare to total other expenses of $0.7 million for the year ended December 31, 2018. The changes were mainly due to the amortization of debt discount related to the notes conversions and change in fair value of the warrant liability in 2018 and change in fair value of mining payable in 2019.

Net Loss Available to Common Shareholders

We reported net loss of $3.5 million and $12.8 million for the year ended December 31, 2019 and 2018, respectively.

Liquidity and Capital Resources

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company had and accumulated deficit of approximately $105.6 million at December 31, 2019, a net loss of approximately $3.5 million and approximately $3.3 million net cash used in operating activities for the year ended December 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At December 31, 2019, the Company’s cash and cash equivalents balances totaled $0.7 million compared to $2.6 million at December 31, 2018.

Net working capital decreased by $1.1 million, to working capital deficit of $0.4 million at December 31, 2019 from working capital of $0.7 million at December 31, 2018.

Cash used in operating activities was $3.3 million during the year ended December 31, 2019 compared to $8.2 million during the year ended December 31, 2018.

Cash provided by investing activities was $1.2 million during the year ended December 31, 2019 compared to cash used of $4.2 million for the year ended December 31, 2018.

Cash provided by financing activities was $0.2 million during the year ended December 31, 2019 compared to $0 for the year ended December 31, 2018.

On August 2, 2019, the Company issued 16,081 shares of common stock under the At The Market Offering for the total proceeds of $35,764, net of offering cost of $1,371.

On September 10, 2019, the Company issued 17,764 shares of common stock under the At The Market Offering for the total proceeds of $33,272, net of offering cost of $1,301.

On September 11, 2019, the Company issued 3,450 shares of common stock under the At The Market Offering for the total proceeds of $6,312, net of offering cost of $450.

On September 12, 2019, the Company issued 4,319 shares of common stock under the At The Market Offering for the total proceeds of $8,104, net of offering cost of $506.

On October 29, 2019, the Company issued 9,760 shares of common stock under the At The Market Offering for the total proceeds of $15,793, net of offering cost of $753.

On October 30, 2019, the Company issued 5,750 shares of common stock under the At The Market Offering for the total proceeds of $8,964, net of offering cost of $536.

On November 26, 2019, the Company issued 78,844 shares of common stock under the At The Market Offering for the total proceeds of $104,184, net of offering cost of $3,612.

On November 29, 2019, the Company issued 13,193 shares of common stock under the At The Market Offering for the total proceeds of $17,854, net of offering cost of $825.

On December 12, 2019, the Company issued 22,965 shares of common stock under the At The Market Offering for the total proceeds of $25,645, net of offering cost of $1,088.

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

DECEMBER 31, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Marathon Patent Group, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Marathon Patent Group, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2019, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the years in the two year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842), as amended, effective January 1, 2019, using the modified retrospective approach.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has an accumulated deficit, recurring losses, and expects continuing future losses that raise substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Henderson, NV

March 23, 2020

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$692,963	$2,551,171
Digital currencies	1,141	-
Prepaid expenses and other current assets	800,024	464,006
Total current assets	1,494,128	3,015,177

Other assets:
Property and equipment, net of accumulated depreciation and impairment charges of $6,157,786 and $4,338,931 for December 31, 2019 and 2018, respectively	3,754,969	1,034,575
Right-of-use assets	297,287	-
Intangible assets, net of accumulated amortization of $136,422 and $65,245 for December 31, 2019 and 2018, respectively	1,073,578	1,144,755
Total other assets	5,125,834	2,179,330
TOTAL ASSETS	$6,619,962	$5,194,507

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,238,197	$1,235,444
Mining servers payable	513,700	-
Current portion of lease liability	87,959	-
Warrant liability	12,849	39,083
Convertible notes payable	-	999,106
Total current liabilities	1,852,705	2,273,633
Long-term liabilities
Convertible notes payable	999,106	-
Lease liability	120,479	-
Total long-term liabilities	1,119,585	-
Total liabilities	2,972,290	2,273,633

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, no shares issued and outstanding at December 31, 2019 and 2018, respectively	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized; 8,458,781 and 6,379,992 issued and outstanding at December 31, 2019 and 2018, respectively	846	638
Additional paid-in capital	109,705,051	105,461,396
Accumulated other comprehensive loss	(450,719)	(450,719)
Accumulated deficit	(105,607,506)	(102,090,441)
Total stockholders’ equity	3,647,672	2,920,874
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,619,962	$5,194,507

The accompanying notes are an integral part to these audited consolidated financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended
	December 31,
	2019	2018
Revenues
Cryptocurrency mining revenue	$1,185,227	$1,495,402
Other revenue	-	66,970
Total revenues	1,185,227	1,562,372

Operating costs and expenses
Cost of revenue	2,482,181	3,351,758
Impairment of mining equipment	-	2,222,688
Impairment of leasehold improvements	447,776	-
Compensation and related taxes	1,475,450	1,984,301
Consulting fees	130,813	639,094
Professional fees	422,335	1,216,820
General and administrative	465,783	1,374,047
Break-up fee - issuance of shares to GBV	-	2,850,000
Total operating expenses	5,424,338	13,638,708
Operating loss	(4,239,111)	(12,076,336)
Other income (expenses)
Gain from extinguishment of debt	181,995	112,471
Foreign exchange (loss) gain	(11,873)	28,918
Realized gain (loss) on sale of digital currencies	36,092	(152,485)
Change in fair value of warrant liability	26,234	1,699,522
Change in fair value of mining payable	507,862	-
Amortization of debt discount	-	(2,290,028)
Interest income	33,651	14,230
Interest expense	(51,915)	(81,482)
Total other income (expenses)	722,046	(668,854)
Loss before income taxes	$(3,517,065)	$(12,745,190)
Income tax expense	-	(69,134)
Net loss attributable to common stockholders	$(3,517,065)	$(12,814,324)

Net loss per share, basic and diluted:	$(0.53)	$(2.41)
Weighted average shares outstanding, basic and diluted:	6,664,238	5,315,944

Net loss	$(3,517,065)	$(12,814,324)
Other comprehensive income:
Unrealized gain on foreign currency translation	-	15
Comprehensive loss attributable to Marathon Patent Group, Inc.	$(3,517,065)	$(12,814,309)

The accompanying notes are an integral part to these audited consolidated financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2017	1,378	$1	3,119,452	$312	$97,114,659	$(89,276,117)	$(450,734)	$7,388,121
Stock based compensation	-	-	110,850	11	1,425,672	-	-	1,425,683
Conversion of Series E preferred stock	(1,378)	(1)	1,377,886	138	(137)	-	-	-
Common stock issued for acquisition of patents	-	-	62,500	6	959,994	-	-	960,000
Issue common stock for exercise of warrants	-	-	4,433	-	55,791	-	-	55,791
Common stock issuance related to note conversion	-	-	954,871	96	3,055,492	-	-	3,055,588
Break-up fee - issuance of shares to GBV	-	-	750,000	75	2,849,925	-	-	2,850,000
Currency translation gain	-	-	-	-	-	-	15	15
Net loss	-	-	-	-	-	(12,814,324)	-	(12,814,324)
Balance as of December 31, 2018	-	-	6,379,992	638	105,461,396	(102,090,441)	(450,719)	2,920,874
Stock based compensation	-	-	150,000	15	933,667	-	-	933,682
Par value adjustment and additional shares issued due to reverse split	-	-	5,413	1	(1)	-	-	-
Issuance of common stock, net of offering costs/At-the-market offering	-	-	172,126	17	245,477	-	-	245,494
Common stock issued for purchase of mining servers	-	-	1,751,250	175	3,064,512	-	-	3,064,687
Net loss	-	-	-	-	-	(3,517,065)	-	(3,517,065)
Balance as of December 31, 2019	-	$-	8,458,781	$846	$109,705,051	$(105,607,506)	$(450,719)	$3,647,672

The accompanying notes are an integral part to these audited consolidated financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,517,065)	$(12,814,324)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	923,304	2,003,695
Amortization of patents and website	71,177	66,017
Realized (gain) loss on sale of digital currencies	(36,092)	152,485
Change in fair value of warrant liability	(26,234)	(1,699,522)
Change in fair value of mining payable	(507,862)	-
Impairment of mining equipment	-	2,222,688
Impairment of leasehold improvements	447,776	-
Stock based compensation	933,682	1,425,683
Amortization of debt discount	-	2,290,028
Amortization of right-of-use assets	82,840	-
Bad debt allowance	-	6,826
Break-up fee - issuance of shares to GBV	-	2,850,000
Changes in operating assets and liabilities:
Digital currencies	(1,185,227)	(1,495,402)
Lease liability	(72,548)	-
Litigation liability	-	(2,150,000)
Prepaid expenses and other assets	(435,159)	(371,151)
Accounts payable and accrued expenses	2,753	(725,594)
Net cash used in operating activities	(3,318,655)	(8,238,571)
CASH FLOWS FROM INVESTING ACTIVITIES
Sale of digital currencies	1,220,178	1,342,917
Acquisition of patents	-	(250,000)
Purchase of property and equipment	(5,225)	(5,251,719)
Net cash provided by (used in) investing activities	1,214,953	(4,158,802)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock/At-the-market offering	255,893	-
Offering costs for the issuance of common stock/At-the-market offering	(10,399)	-
Net cash provided by financing activities	245,494	-

Effect of foreign exchange rate changes	-	15

Net decrease in cash and cash equivalents	(1,858,208)	(12,397,358)
Cash and cash equivalents — beginning of period	2,551,171	14,948,529
Cash and cash equivalents — end of period	$692,963	$2,551,171

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest expense	$-	$-
Cash paid during the year for income taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Par value adjustment due to reverse split	$1	$-
Conversion of Series E Preferred Stock to common stock	$-	$551
Common stock issued for acquisition of patents	$-	$960,000
Common stock issued for purchase of assets	$3,064,687	$-
Common stock issued for note conversion	$-	$3,055,588
Restricted stock issuance	$15	$44
Mining servers payable	$1,021,562	$-
Warrants exercised into common shares	$-	$55,791

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

The Company’s Board of Directors adopted the reverse stock split approved by its shareholders at its December 2018 Board Meeting. Upon the effectiveness of the reverse stock split, every four shares of issued and outstanding common stock before the open of business on April 8, 2019 was combined into one issued and outstanding share of common stock, with no change in par value per share. All share and per share values for all periods presented in the accompanying consolidated financial statements have been retroactively adjusted to reflect the 1:4 Reverse Split.

On January 1, 2018, our Board adopted the 2018 Equity Incentive Plan, subsequently approved by the stockholders on March 7, 2018, pursuant to which up to 625,000 shares of common stock, stock options, restricted stock, preferred stock, stock-based awards and other awards are reserved for issuance as awards to employees, directors, consultants, advisors and other service providers.

On May 21, 2019, the Company received notice from the Nasdaq Capital Market (the “Capital Market”) that the Company has failed to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing as required under Listing Rule 5550(b)(1) as its Form 10-Q for the period ended March 31, 2019 reported stockholders’ equity of $2,158,192. On July 23, 2019, we announced Nasdaq approved the Company’s plan to regain compliance, and the Company was required to file its Form 10-Q for the period ending September 30, 2019 with the SEC on or before November 13, 2019, which it did, evidencing compliance with the stockholders’ equity requirement.

On September 30, 2019, the Company consummated the purchase of 6000 S-9 Bitmain 13.5 TH/s Bitcoin Antminers (“Miners”) from SelectGreen Blockchain Ltd., a British Columbia corporation, for which the purchase price was $4,086,250 or 2,335,000 shares of its common stock at a price of $1.75 per share. As a result of an exchange cap requirement imposed in conjunction with the Company’s Listing of Additional Shares application filed with Nasdaq to the transaction, the Company issued 1,276,442 shares of its common stock which represented $2,233,773 of the $4,086,250 (constituting 19.9% of the issued and outstanding shares on the date of the Asset Purchase Agreement) and upon the receipt of shareholder approval, at the Annual Shareholders Meeting to be held on November 15, 2019, the Company can issue the balance of the 1,058,558 unregistered common stock shares. The shareholders did approve the issuance of the additional shares at the Annual Shareholders Meeting. The Company has issued an additional 474,808 at $0.90 per share. The $513,700 set forth on the balance sheet for mining servers payable reflects the fair value of 583,750 shares to be issued at $0.88 per share to conclude the purchase of the Miners at December 31, 2019. The Company recorded change in fair value of mining payable of $507,862 during the year ended December 31, 2019. There is no requirement for the Company to make a payment in cash in lieu of issuing the remaining shares.

Going Concern

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company had an accumulated deficit of approximately $105.6 million at December 31, 2019, a net loss of approximately $3.5 million and approximately $3.3 million net cash used in operating activities for the year ended December 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Based on the Company’s current revenue and profit projections, management is uncertain that the Company’s existing cash will be sufficient to fund its operations through at least the next twelve months from the issuance date of the consolidated financial statements, raising substantial doubt regarding the Company’s ability to continue operating as a going concern. If we do not meet our revenue and profit projections or the business climate turns negative, then we will need to:

●	raise additional funds to support the Company’s operations; provided, however, there is no assurance that the Company will be able to raise such additional funds on acceptable terms, if at all. If the Company raises additional funds by issuing securities, existing stockholders may be diluted; and

●	review strategic alternatives.

If adequate funds are not available, we may be required to curtail our operations or other business activities or obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain technologies or potential markets. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company’s subsidiaries, Marathon Crypto Mining, Inc., Crypto Currency Patent Holding Company and Soems Acquisition Corp. For consolidated entities where the Company owns less than 100% of the subsidiary, the Company records net loss attributable to non-controlling interests in its consolidated statements of operations equal to the percentage of the economic or ownership interest retained in such entities by the respective non-controlling parties.

The Company’s consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management include, but are not limited to, estimating the useful lives of patent assets and fixed assets, the assumptions used to calculate fair value of warrants and options granted, realization of long-lived assets, deferred income taxes, unrealized tax positions and the realization of digital currencies.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. The Company’s accounts at this institution are insured, up to $250,000, by the Federal Deposit Insurance Corporation (“FDIC”). For the years ended December 31, 2019 and 2018, the Company’s bank balances exceeded the FDIC insurance limit. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits. As of December 31, 2019 and 2018, the Company did not have any cash equivalents.

Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision–making group in deciding how to allocate resources and in assessing performance. Our chief operating decision–making group (“CODM”) is composed of the chief executive officer and chief financial officer. The Company currently operates in the Digital Currency Blockchain segment. The Company’s Crypto-currency Machines are located in Canada and United States and the Company has employees only in the United States and views its operations as one operating segment as the CODM reviews financial information on a consolidated basis in making decisions regarding resource allocations and assessing performance.

Digital Currencies

Digital currencies are included in current assets in the consolidated balance sheets. Digital currencies are recorded at cost less impairment.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The following table presents the activities of the digital currencies for the years ended December 31, 2019 and 2018:

Digital currencies at December 31, 2017	$-
Additions of digital currencies	1,495,402
Realized loss on sale of digital currencies	(152,485)
Sale of digital currencies	(1,342,917)
Digital currencies at December 31, 2018	-
Additions of digital currencies	1,185,227
Realized gain on sale of digital currencies	36,092
Sale of digital currencies	(1,220,178)
Digital currencies at December 31, 2019	$1,141

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

Intangible Assets

Intangible assets include the Crypto Currency Patent with original estimated useful life of 17 years. The Company amortize the cost of the intangible assets over their estimated useful lives on a straight-line basis. Costs incurred to acquire patents, including legal costs, are also capitalized as long-lived assets and amortized on a straight-line basis with the associated patent.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company monitors the carrying value of long-lived assets for potential impairment and tests the recoverability of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If a change in circumstance occurs, the Company will perform a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, the Company will determine whether impairment has occurred for the group of assets for which we can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, the Company will measure any impairment by comparing the fair value of the asset or asset group to its carrying value. During the year ended December 31, 2019 and 2018, there was no impairment to the intangible assets.

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

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

On October 11, 2018, the Company entered into a 2-year Employment Agreement, subject to successive 1 year extension, with Merrick Okamoto, pursuant to which Mr. Okamoto will serve as the Executive Chairman and Chief Executive Officer of the Company. Pursuant to the terms of the Agreement, Mr. Okamoto shall receive a base salary at an annual base salary of $350,000 (subject to annual 3% cost of living increase) and an annual bonus up to 100% of base salary as determined by the Compensation Committee or the Board. As further consideration for Mr. Okamoto’s services, the Company agreed to issue Mr. Okamoto 10-year stock options to purchase 1,250,000 shares of Common Stock, with a strike price of $2.32 per share, vesting 50% on the date of grant and 25% on each 6 months anniversary of the date of grant. As of December 31, 2019 and 2018, no bonus has been accrued.

On October 15, 2018, the Company entered into a 2-year Employment Agreement, subject to successive 1 year extension, with David Lieberman, pursuant to which Mr. Lieberman will serve as the Chief Financial Officer of the Company. Pursuant to the terms of the Lieberman Agreement, Mr. Lieberman shall receive a base salary at an annual base salary of $180,000 (subject to annual 3% cost of living increase) and an annual bonus up to 100% of base salary as determined by the Compensation Committee or the Board. As further consideration for Mr. Lieberman’s services, the Company agreed to issue Mr. Lieberman 10-year stock options to purchase 50,000 shares of Common Stock, with a strike price of $2.32 per share, vesting 50% on the date of grant and 25% on each 6 months anniversary of the date of grant. As of December 31, 2019 and 2018 no bonus has been accrued.

On July 22, 2019, the Company granted David Lieberman, James Crawford and other three board directors 5-year stock options to purchase total of 200,000 shares of common stock, with an exercise price of $2.04 per share, vesting 50% on the date of grant and 25% on each 6 months anniversary of the date of grant.

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

Notes to Consolidated Financial Statements

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of December 31, 2019 and 2018, respectively:

	Fair value measured at December 31, 2019
	Total carrying value at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant liability	$12,849	$-	$-	$12,849

	Fair value measured at December 31, 2018
	Total carrying value at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant liability	$39,083	$-	$-	$39,083

There were no transfers between Level 1, 2 or 3 during the year ended December 31, 2019.

At December 31, 2019, the Company had an outstanding warrant liability in the amount of $12,849 associated with warrants that were issued in January 2017 and warrants issued related to the Convertible Notes issued in August and September of 2017. The following table rolls forward the fair value of the Company’s warrant liability, the fair value of which is determined by Level 3 inputs for the year ended December 31, 2019.

FV of warrant liabilities

Fair value
Outstanding as of December 31, 2017	$1,794,396
Exercised	(55,791)
Change in fair value of warrants	(1,699,522)
Outstanding as of December 31, 2018	39,083
Change in fair value of warrants	(26,234)
Outstanding as of December 31, 2019	$12,849

Income Taxes

The Company accounts for income taxes pursuant to the provision of Accounting Standards Codification (“ASC”) 740-10, “Accounting for Income Taxes” which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

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

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at December 31, 2019 and 2018 are as follows:

	As of December 31,
	2019	2018
Warrants to purchase common stock	182,191	182,191
Options to purchase common stock	1,731,745	1,466,520
Convertible notes to exchange common stock	312,221	312,221
Total	2,226,157	1,960,932

The following table sets forth the computation of basic and diluted loss per share:

	For the Years Ended December 31,
	2019	2018
Net loss attributable to common shareholders	$(3,517,065)	$(12,814,324)

Denominator:
Weighted average common shares - basic and diluted	6,664,238	5,315,944

Loss per common share - basic and diluted	$(0.53)	$(2.41)

Impairment of Long-lived Assets

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Based on its reviews, management determined that its crypto-currency machines were impaired by a total of $2,222,688 based upon an assessment as of December 31, 2018, including consideration of the decline in bitcoin values which occurred commencing in late December 2017 and into 2018. And during the year ended December 31, 2019, the Company’s leasehold improvements were impaired by $447,776.

Stock-Based Compensation

The Company expenses stock-based compensation to employees and non-employees over the requisite service period based on the estimated grant-date fair value of the awards and forfeiture rates. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”)”, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

In June 2018, the FASB issued ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting”, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The changes take effect for public companies for fiscal years starting after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. On January 1, 2019, the Company adopted this ASU and the adoption did not have a material impact on the Company’s consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815),” which addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 with early adoption permitted. On January 1, 2019, the Company adopted this ASU and the adoption did not have a material impact on the Company’s consolidated financial statements.

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

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by, among other provisions, recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. For public companies, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. In transition, entities may also elect a package of practical expedients that must be applied in its entirety to all leases commencing before the adoption date, unless the lease is modified, and permits entities to not reassess (a) the existence of a lease, (b) lease classification or (c) determination of initial direct costs, as of the adoption date, which effectively allows entities to carryforward accounting conclusions under previous U.S. GAAP. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities an optional transition method to apply the guidance under Topic 842 as of the adoption date, rather than as of the earliest period presented. The Company adopted Topic 842 on January 1, 2019, using the optional transition method to apply the new guidance as of January 1, 2019, rather than as of the earliest period presented, and elected the package of practical expedients described above. Based on the analysis, on January 1, 2019, the Company recorded right of use assets of approximately $388,425, lease liability of approximately $289,283 and eliminated deferred rent of approximately $99,141.

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

NOTE 3 – PATENT PURCHASES

On January 11, 2018, the Company entered into a Patent Rights Purchase and Assignment Agreement (the “Agreement”), with XpresSpa Group, Inc., a Delaware Corporation (the “Seller”) and Crypto Currency Patent Holdings Company LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“CCPHC”). Pursuant to the Agreement, the Seller agreed to irrevocably assign, sell, grant, transfer and convey, and CCPHC agreed to accept and acquire, the exclusive right, title and interest in and to certain patents owned by the Seller (“Assigned IP”), subject to the terms and conditions set forth in the Agreement. As consideration for the Assigned IP, the Seller shall receive (i) payment in the amount of $250,000 from CCPHC and (ii) 62,500 shares of common stock of the Company, par value $0.0001 per share (the “Consideration Shares”), with piggyback registration rights. The Consideration Shares shall be issued by the Company to the Seller, subject to the terms and conditions of a lock-up agreement. The fair value of the 62,500 shares was $960,000 and was based upon the closing price of the Company’s common stock.

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

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In addition, the Company agreed to issue 6,250 shares of the Company’s common stock to Andrew Kennedy Lang, one of the named inventors of the patents, in exchange for consulting services, and 12,500 shares of the Company’s common stock to another individual in exchange for consulting services, in connection with the acquisition of the Assigned IP. The fair value of these shares was $278,750 and was based upon the closing price of the Company’s common stock on date of agreement. The Company recorded the fair value of these shares as a component of compensation and related taxes expense.

NOTE 4 – PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS

On September 30, 2019, the Company consummated the purchase of 6000 S-9 Bitmain 13.5 TH/s Bitcoin Antminers (“Miners”) from SelectGreen Blockchain Ltd., a British Columbia corporation, for which the purchase price was $4,086,250 or 2,335,000 shares of its common stock at a price of $1.75 per share. As a result of an exchange cap requirement imposed in conjunction with the Company’s Listing of Additional Shares application filed with Nasdaq to the transaction, the Company issued 1,276,442 shares of its common stock which represented $2,233,773 of the $4,086,250 (constituting 19.9% of the issued and outstanding shares on the date of the Asset Purchase Agreement) and upon the receipt of shareholder approval, at the Annual Shareholders Meeting to be held on November 15, 2019, the Company can issue the balance of the 1,058,558 unregistered common stock shares. The shareholders did approve the issuance of the additional shares at the Annual Shareholders Meeting. The Company has issued an additional 474,808 at $0.90 per share. The $513,700 set forth on the balance sheet for mining servers payable reflects the fair value of 583,750 shares to be issued at $0.88 per share to conclude the purchase of the Miners at December 31, 2019. The Company recorded change in fair value of mining payable of $507,862 during the year ended December 31, 2019. There is no requirement for the Company to make a payment in cash in lieu of issuing the remaining shares.

On February 7, 2018, Marathon Crypto Mining, Inc. (“MCM”), a Nevada corporation and wholly owned subsidiary of the Company, entered into an agreement to acquire 1,400 Bitmain’s Antminer S9 miners (“Antminer S9s”). The purchase price was $4,557,072. The Company also paid installation costs of $694,647 (total paid and capitalized was $5,251,719). The Company will depreciate the Antminer S9’s and related installation costs over a two-year period. Depreciation for the year ended December 31, 2018 was $2,003,696. During the year ended December 31, 2018, the Company recorded a $2,222,688 charge for the impairment of the mining equipment and $447,776 for the impairment of the leasehold improvements during the year ended December 31, 2019.

On February 12, 2018, in connection with the intended mining operations of MCM, the Company assumed a lease contract dated November 11, 2017 (the “Lease Agreement”) by and between 9349-0001 Quebec Inc. (the “Lessor”) and Blocespace Inc., formerly known as Cryptoespace Inc. (the “Lessee”). Pursuant to the Lease Agreement, among other things, the Lessee leases a building of 26,700 square feet (the “Property”) in Quebec, Canada, for an initial term of five (5) years (the “Term”), commencing on December 1, 2017 and terminating on November 30, 2022. The Lessee shall pay a monthly rent of $10,013 CAD plus tax, or an annual rent of $120,150 CAD plus tax (“Yearly Rent”). At the signing of the Lease Agreement, the Lessee paid the Lessor a deposit equal to the Yearly Rent which amount will be dispersed during the Term as set forth in the Lease Agreement. Lease expense for the year ended December 31, 2019 and 2018 were $107,372 and $88,043.

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

The components of property, equipment and intangible assets as of December 31, 2019 and 2018 are:

	Useful life (Years)	December 31, 2019	December 31, 2018
Website	7	$121,787	$121,787
Mining equipment	2	7,120,505	3,029,031
Mining patent	17	1,210,000	1,210,000
Gross property, equipment and intangible assets		8,452,292	4,360,818
Less: Accumulated depreciation and amortization		(3,623,745)	(2,181,488)
Property, equipment and intangible assets, net		$4,828,547	$2,179,330

The Company’s depreciation expense for the years ended December 31, 2019 and 2018 were $0.9 million and $2.0 million, and amortization expense were $71,177 and $66,017 for the year ended December 31, 2019 and 2018, respectively.

As of December 31, 2019, intangible assets amortization are as follows:

2020	$71,176
2021	71,176
2022	71,176
2023	71,176
2024	71,176
Thereafter	717,698
Total	$1,073,578

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 5 - STOCKHOLDERS’ EQUITY

Series B Convertible Preferred Stock

As of December 31, 2019 and 2018, there was no share of Series B Convertible Preferred Stock outstanding.

Series E Preferred Stock

During the year ended December 31, 2018, 1,378 shares of the Series E Convertible Preferred Stock had been converted to the Company’s Common Stock and there was no Series E Convertible Preferred Stock outstanding as of December 31, 2019 and 2018.

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

During the year ended December 31, 2019, 172,126 shares of common stock were issued under the At The Market Offering for the total proceeds of $255,893, net of offering cost of $10,399.

Asset Purchase Agreement

On September 30, 2019, the Company consummated the purchase of 6000 S-9 Bitmain 13.5 TH/s Bitcoin Antminers (“Miners”) from SelectGreen Blockchain Ltd., a British Columbia corporation, for which the purchase price was $4,086,250 or 2,335,000 shares of its common stock at a price of $1.75 per share. As a result of an exchange cap requirement imposed in conjunction with the Company’s Listing of Additional Shares application filed with Nasdaq to the transaction, the Company issued 1,276,442 shares of its common stock which represented $2,233,773 of the $4,086,250 (constituting 19.9% of the issued and outstanding shares on the date of the Asset Purchase Agreement) and upon the receipt of shareholder approval, at the Annual Shareholders Meeting to be held on November 15, 2019, the Company can issue the balance of the 1,058,558 unregistered common stock shares. The shareholders did approve the issuance of the additional shares at the Annual Shareholders Meeting. The Company has issued an additional 474,808 at $0.90 per share. The $513,700 set forth on the balance sheet for mining servers payable reflects the fair value of 583,750 shares to be issued at $0.88 per share to conclude the purchase of the Miners at December 31, 2019. The Company recorded change in fair value of mining payable of $507,862 during the year ended December 31, 2019. There is no requirement for the Company to make a payment in cash in lieu of issuing the remaining shares.

Other 2019 Common Stock Activity

On October 1, 2019, the Company issued 150,000 shares of its common stock to a consultant. The fair value of the common stock was $259,500.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

2018 Common Stock Activity

During the year ended December 31, 2018, the Company issued 954,871 shares of Common Stock to Note Holders in connection with debt conversions, 54,600 shares of Common Stock were issued to Board members for their services, 1,377,886 shares of Common Stock with respect to the conversion of Series E Convertible Preferred Stock, 4,433 shares of Common Stock in connection with the exercise of a warrant, 62,500 shares of Common Stock issued pursuant to a patent purchase, 56,250 shares of Common Stock issued to consultants and 750,000 to GBV as a termination fee for canceling the merger agreement. The termination fee was valued based upon the closing stock price as of June 28, 2018 or $3.80 per common share.

Common Stock Warrants

A summary of the status of the Company’s outstanding stock warrants and changes during year ended is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2017	193,492	$23.96	4.1
Expired	(301)	62.40	-
Exercised	(11,000)	4.80	-
Outstanding as of December 31, 2018	182,191	$25.04	3.1
Expired			-
Exercised			-
Outstanding as of December 31, 2019	182,191	$25.04	2.8
Warrants exercisable as of December 31, 2019	182,191	$25.04	2.8

Common Stock Options

On July 22, 2019, the Company’s board has approved to issue 275,000 shares of option to purchase the Company’s common stock to 8 employees and consultants for the service they provided. The options have a five-year term with an exercise price of $2.04, vesting 50% on the date of grant and 25% on each 6 months anniversary of the date of grant. The options were valued based on the Black-Scholes model, using the strike of $2.04 per share, an average expected term of 2.69 years, volatility of 39.46% based on the average volatility of comparable companies over the comparable prior period.

On October 12, 2018, the Company granted its executive officers and board members 1,362,500 option to purchase 1,362,500 shares of the Company’s common stock, with an exercise price of $2.32 per share, vesting 50% on the date of grant and 25% on each 6 months anniversary of the date of grant. The options were valued based on the Black-Scholes model, using the strike of $2.32 per share, an average expected term of 5.19 years, volatility of 39.35% based on the average volatility of comparable companies over the comparable prior period.

The grant date fair value of stock options granted to employees during the years ended December 31, 2019 and 2018 were $163,165 and $1,377,678, respectively. Estimated future stock-based compensation expense relating to unvested stock options is approximately $28,590 as of December 31, 2019 and will be amortized over the remaining 0.8 year.

A summary of the stock options as of December 31, 2019 and changes during the period are presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2018	1,466,520	$6.66	9.49
Granted	275,000	2.04	4.81
Expired	(9,775)	82.05	-
Outstanding as of December 31, 2019	1,731,745	$5.50	7.92
Options vested and expected to vest as of December 31, 2019	1,731,745	$5.50	7.92
Options vested and exercisable as of December 31, 2019	1,594,245	$5.80	8.21

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

A summary of the stock options as of December 31, 2018 and changes during the period are presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2017	112,193	$62.00	6.23
Granted	1,362,500	2.32	9.78
Expired	(8,173)	42.84	-
Outstanding as of December 31, 2018	1,466,520	$6.66	9.49
Options vested and expected to vest as of December 31, 2018	1,466,520	$6.66	9.49
Options vested and exercisable as of December 31, 2018	783,013	$10.32	9.25

NOTE 6 - DEBT, COMMITMENTS AND CONTINGENCIES

Debt consists of the following:

	Maturity	Interest	December 31,	December 31,
	Date	Rate	2019	2018
Convertible Note	9/1/2021	5%	$999,106	$999,106
Less: debt discount			-	-
Total Convertible notes, net of discount			$999,106	$999,106

Total			$999,106	$999,106
Less: current portion			-	(999,106)
Long term portion			$999,106	$-

On August 14, 2017, the Company entered into a unit purchase agreement (the “Unit Purchase Agreement”) with certain accredited investors providing for the sale of up to $5,500,000 of 5% secured convertible promissory notes (the “Convertible Notes”), which are convertible into shares of the Corporation’s common stock, and the issuance of warrants to purchase 1,718,750 shares of the Company’s Common Stock (the “Warrants”). The Convertible Notes are convertible into shares of the Company’s Common Stock at the lesser of (i) $0.80 per share or (ii) the closing bid price of the Company’s common stock on the day prior to conversion of the Convertible Note; provided that such conversion price may not be less than $0.40 per share. The Warrants have an exercise price of $4.80 per share. In two closings of the Unit Purchase Agreement, the Company issued $5,500,000 in Convertible Notes to the investors. The remaining balance of the Convertible Notes were due to mature on May 31, 2018. On February 10, 2020, the investor agreed to extend the maturity date to September 1, 2021, and the conversion price will be changed to the lower of, the closing price on the previous days close prior to the conversion request or a maximum conversion price of $1.00 and a floor of $0.80. The note bears interest at the rate of 5% per annum and accrues but is not paid in cash. As of December 31, 2019, the Company had an outstanding obligation pursuant to the Convertible Notes in the amount of $999,106.

Accrued interest as of December 31, 2019 and 2018 were $194,935 and $144,981. During the year ended December 31, 2019 the interest expense was $49,954 and $72,104 for the year ended December 31, 2018, respectively. During the years ended December 31, 2019 and 2018, the amortization of debt discount was $0 and $2,290,028, respectively.

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

Notes to Consolidated Financial Statements

Operation lease costs are recorded on a straight-line basis within operating expenses. The Company’s total lease expense is comprised of the following:

For the Year Ended December 31, 2019
Operating leases
Operating lease cost	$106,847
Operating lease expense	106,847
Short-term lease rent expense	22,594
Total rent expense	$129,441

Additional information regarding the Company’s leasing activities as a lessee is as follow:

For the Year Ended December 31, 2019
Operating cash flows from operating leases	$97,079
Weighted-average remaining lease term – operating leases	1.8
Weighted-average discount rate – operating leases	6.5%

As of December 31, 2019, contractual minimal lease payments are as follows:

2020	$98,701
2021	98,701
2022	26,918
Total	224,320
Less present value discount	(15,882)
Lease current portion of operating lease liabilities	(87,959)
Non-current operating lease liabilities	$120,479

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

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The table below summarizes the differences between the Companies’ effective tax rate and the statutory federal rate as follows for the years ended December 31, 2019 and 2018:

	2019	2018

Computed “expected” tax expense (benefit)	(21.00)%	(21.00)%
Change in valuation allowance	21.00%	21.00%

Effective tax rate	-%	-%

The Company has a deferred tax asset, which is summarized as follows at December 31:

	2019	2018
Deferred tax assets:
Total deferred tax assets	$23,556,924	$22,907,783
Total deferred tax liabilities	-	-
Less: valuation allowance	(23,556,924)	(22,907,783)
Net deferred tax asset	$-	$-

The Company does not have any taxable income in carryback years in which net operating losses (“NOLs”) can be carried back to. At December 31, 2019, the Company did not have any taxable temporary differences that will reverse and generate taxable income and was still in a cumulative loss position. Based on all the available information, including tax planning strategies and future forecast, the Company does not believe that it is more likely than not that the net deferred tax assets will be realized; therefore, a full valuation allowance has been recorded against its net deferred tax assets.

As of December 31, 2019 and 2018, the Company had NOL carry-forwards for federal and state purposes of approximately $2.6 million and $11.4 million, respectively, which will begin to expire in 2034 (Estimated). The utilization of NOL and credit carry-forwards may be limited under the provisions of the Internal Revenue Code (“IRC”) Section 382, as amended, and similar state provisions. IRC Section 382 generally imposes an annual limitation on the amount of NOL carry-forwards that may be used to offset taxable income where a corporation has undergone significant changes in stock ownership.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of December 31, 2019 and 2018, the Company has not recorded liability for unrecognized tax benefit. As of December 31, 2019 and 2018 the Company did not increase or decrease penalties or interest in connection with liability for unrecognized tax benefit. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. The Company files U.S. and state income tax returns with varying statutes of limitations. The 2015 through 2019 tax years generally remain subject to examination by federal and state tax authorities.

In 2018, the company dissolved those subsidiaries that were required to file tax returns that had no tax due for 2018. Marathon Patent Group, Inc. moved its headquarters to Las Vegas, Nevada on June 1, 2018 so it is required to file a final tax return with the state of California for 2018. The company believes there will be no tax due the state of California other than the $800 Minimum Franchise fee all companies are required to pay.

Management does not believe there are any material tax liabilities owed with respect to its operations in Canada, since Management believes there is a loss from the Canadian operations. Such operations have been outsourced. (See NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS, for details)

NOTE 8 – Subsequent Events

On February 2020, the investor agreed to extend the maturity date of the Convertible Notes to March 2, 2020. In consideration of the payment of $65,000, the maturity date of the Convertible Notes is extended by another 18 months to September 1, 2021, and the conversion price will be changed to the lower of, the closing price on the previous days close prior to the conversion request or a maximum conversion price of $1.00 and a floor of $0.80. The Company made the payment on February 11, 2020.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2019, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, with the goal being that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of a material weakness in our internal control over financial reporting, described below in Management’s Report on Internal Control Over Financial Reporting, our disclosure controls and procedures were not effective as of December 31, 2019.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework in the 2013 COSO framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2019, management identified a material weakness with respect to the financial reporting and close process, resulting from a lack of segregation of duties within accounting functions and evidence of control review. Accordingly, management concluded that our internal controls over financial reporting were not effective as of December 31, 2019.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors and significant employees as of the date of this Report:

Name and Address	Age	Date First Elected or Appointed	Position(s)
Merrick Okamoto	59	August 13, 2017	Chief Executive Officer
David Lieberman	75	August 13, 2017	Chief Financial Officer and Director
James Crawford	45	March 1, 2013	Chief Operating Officer
Fred Thiel	59	April 24, 2018	Director
Michael Rudolph	69	August 17. 2018	Director
Michael Berg	70	August 17, 2018	Director

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

Merrick D. Okamoto - Chief Executive Officer

Mr. Merrick D. Okamoto, age 59, serves as the President at Viking Asset Management which he co-founded in 2002. Mr. Okamoto is responsible for research, due diligence, and structuring potential investment opportunities. He has been instrumental in providing capital to over 200 private and public companies. He is also responsible for the firm’s trading operations. Prior to Viking, Mr. Okamoto co-founded TradePortal.com, Inc. in 1999 and served as its President until 2001. He was instrumental in developing the proprietary Trade Matrix software platform offered by TradePortal Securities. Mr. Okamoto’s negotiations were key in selling a minority stake in TradePortal.com Inc. to Thomson Financial. Prior to that, he held Vice President positions with Shearson Lehman Brothers, Prudential Securities, and Paine Webber.

David P. Lieberman - Chief Financial Officer and Director

Mr. David Lieberman, age 75, is a seasoned business executive with over 40 years of financial experience beginning with five years as an accountant with Price Waterhouse. He has extensive experience as a senior operational and financial executive serving both multiple public and non-public companies. Mr. Lieberman currently serves as the President of Cobra International and Lieberman Financial Consulting where he acts as administrator for several investment groups. Previously he served as CFO and Director for MEDL Mobile Holdings, Inc., and CFO and Director of Datascension, Inc., a telephone market research company that provides both outbound and inbound services to corporate customers, since January 2008 and a director of that company since 2006. From 2006 to 2007, he served as Chief Financial Officer of Dalrada Financial Corporation, a publicly traded payroll processing company based in San Diego. From 2003 to 2006, he was the Chief Financial Officer for John Goyak & Associates, Inc., a Las Vegas-based aerospace consulting firm. Mr. Lieberman attended the University of Cincinnati, where he received his B.A. in Business, and is a licensed CPA in the State of California.

James Crawford - Chief Operating Officer

Mr. Crawford, age 45, was a founding member of Kino Interactive, LLC, and of AudioEye, Inc. Mr. Crawford’s experience as an entrepreneur spans the entire life cycle of companies from start-up capital to compliance officer and director of reporting public companies. Prior to his involvement as Chief Operating Officer of the Company, Mr. Crawford served as a director and officer of Augme Technologies, Inc. beginning March 2006, and assisted the company in maneuvering through the initial challenges of acquisitions executed by the company through 2011 that established the company as a leading mobile marketing company in the United States. Mr. Crawford is experienced in public company finance and compliance functions. He has extensive experience in the area of intellectual property creation, management and licensing. Mr. Crawford also served on the board of directors Modavox and Augme Technologies, and as founder and managing member of Kino Digital, Kino Communications, and Kino Interactive.

Fred Thiel - Director

Mr. Thiel, age 59, has been the Chairman of SPROCKET, INC. since June 2017, a Blockchain/Cryptocurrency technology and financial services company whose mission is to reduce the risk and friction of cryptocurrency trading across marketplaces, regions and exchanges by establishing a federation of exchanges that together create a single aggregated global trading market place with large scale liquidity, rapid execution, minimal counter-party risk, and price transparency. From January 2013 until November 2015, Mr. Thiel served as a director of Local Corporation, which was a NASDAQ listed entity which was a leader in on-line local search and digital media, mobile search monetization and programmatic retargeting markets. He served as Chairman of the Board of LOCAL from January 2014 to November 2015 and as its Chief Executive Officer from May 2014 to November 2015. Mr. Thiel has been the principal of Thiel Advisors Inc. since 2013. Thiel Advisors is a boutique advisory firm providing PE and VC firms, as well as public and private company boards of director, with deep technology industry operating expertise and strategic advisory services.

Michael Rudolph - Director

Mr. Rudolph, age 69, has served as the President and Chief Executive Officer of the Edgehill Group since July 1995, a consulting firm which provides financial management, operational expertise, strategic and tactical advice, project management and change management guidance. In connection therewith, he served as a contract Chief Financial Officer of ConsejoSano, Inc., a Hispanic telehealth provider, from May 2016 to July 2017; as the Chief Financial Officer of Fullbottle Group, Inc., an online advertising agency, from April 2014 to May 2017; as a contract Chief Financial Officer and Chief Administrator Officer of Calaborate Inc., a mobile app developer, from October 2013 to April 2014; and as interim Chief Financial Officer and Chief Administrative Officer of a software subsidiary company, Videro LLC and Videro, Inc from July 2011 to September 2015. In addition, Mr. Rudolph provided interim management as CEO and CFO for several online businesses and firms. From January 2001 until March 2016, Mr. Rudolph co-founded and served as Chief Financial Officer and Managing Member of Viking Asset Management, LLC, an SEC registered investment adviser (“RIA”) where he was responsible for finance, operations, treasury, audit, tax, legal, compliance and investor relations for the funds and the RIA and had direct management responsibility for 17 full time employees. From November 1989 to June 1995, Mr. Rudolph was the managing director at Charles Schwab & Co., Inc., in San Francisco, California, during which he managed non-trading functions for the Institutional Brokerage Division including sales/marketing, operations, compliance, financial planning/reporting and research and managed 10 full time employees and a $4.5 million budget. Mr. Rudolph attended Washington University in St. Louis, MO, where he received his M.B.A. in Finance/Marketing. He received his B.S. in Biochemistry from Purdue University in West Lafayette, IN, and was a licensed FINRA registered investment advisor from April 2001 to March 2011.

Michael Berg - Director

Mr. Berg, age 70, has been a practicing Certified Public Accountant for over 30 years and currently serves as an advisor to several small public companies. From September of 1977 until June of 1985, he was an audit manager for Coopers & Lybrand (now PWC) in San Francisco and in January 2008, co-founded and served as the West Coast PIC of PMB Helin Donovan, a 100+ person CPA firm. From September 1988 until December 2000, Mr. Berg served as the Chief Financial Officer of a public real estate company and a high tech manufacturer and a research and development company. He has established several independent companies including EXIS in January 1992, which sold and installed a proprietary software product which he helped develop for distributed general ledgers systems. Most recently, in January 2014, he formed the Registry of Accredited Investors that provides services to investors and companies in Reg D offerings. His industry experience ranges from finance and distribution to high tech, pharma, real estate and construction. Mr. Berg has worked extensively with public companies and has participated in many public offerings in national markets. From January 1989 until October 1996, he was the President of the Board of Directors of the Names Project and formed a not-for-profit called the Permanent Display aimed at creating a San Francisco landmark for the AIDs Quilt. In March 2005, Mr. Berg also helped found Welcome, a 501C (3) that provides homeless outreach in the Upper Polk Street area of San Francisco. Mr. Berg attended San Francisco State University, where he received his B.A. in Accounting, and is a licensed CFF and CPA in the States of California.

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

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act and without conducting any independent investigation of our own, we believe that with respect to the fiscal year ended December 31, 2019, our officers and directors, and all of the persons known to us to beneficially own more than 10% of our common stock filed all required reports on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2019 and 2018 awarded to, earned by or paid to our executive officers or most highly paid individuals. The value attributable to any option awards and stock awards reflects the grant date fair values of stock awards calculated in accordance with FASB Accounting Standards Codification Topic 718. As described further in “Note 5 — Stockholders’ Equity - Common Stock Options” in our Notes to Consolidated Financial Statements, the assumptions made in the valuation of these option awards and stock awards is set forth therein.

Name and Principal Position	Year	Salary	Bonus Awards	Stock Awards	Option Awards	Non-Equity Plan Compensation	Nonqualified Deferred Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Merrick Okamoto (1)	2019	352,406	-	-	-	-	-	-	352,406
CEO	2018	58,333	250,000	-	1,263,925	-	-	223,308	1,795,566
David Lieberman (2)	2019	181,238	-	-	29,666	-	-	-	210,904
CFO & Director	2018	127,500	35,000	-	50,577	-	-	-	213,077
James Crawford (3)	2019	120,900	-	-	14,833	-	-	-	135,733
COO	2018	110,000	5,000	-	25,278	-	-	-	140,278
Doug Croxall (4)	2019	-	-	-	-	-	-	-	-
Former CEO and Chairman	2018	-	-	-	-	-	-	80,000	80,000
Francis Knuettel II (5)	2019	-	-	-	-	-	-	-	-
Former CFO & Secretary	2018	64,477	75,000	86,000	-	-	-	-	225,477

(1)	Merrick Okamoto entered into a new employment agreement in October 11, 2018 which replaced his prior employment agreement.
(2)	David Lieberman entered into a new employment agreement in October 15, 2018 which replaced his prior employment agreement.
(3)	James Crawford entered into a new employment agreement in August 30, 2017 which replaced his prior employment agreement.
(4)	Doug Croxall entered into a Retention Agreement on August 22, 2017, as amended, pursuant to which his employment with the Company terminated on December 31, 2017.
(5)	Francis Knuettel II entered into a Retention Agreement on August 30, 2017 which replaced his prior employment agreement, and his employment with the Company was terminated on April 22, 2018.

Employment Agreements

On October 11, 2018, we entered into a 2-year Employment Agreement, subject to successive one year extensions, with Merrick Okamoto, pursuant to which Mr. Okamoto will serve as the Executive Chairman and Chief Executive Officer of the Company. Pursuant to the terms of the Agreement, Mr. Okamoto shall receive a base salary at an annual base salary of $350,000 (subject to annual 3% cost of living increase) and an annual bonus up to 100% of base salary as determined by the Compensation Committee or the Board. As further consideration for Mr. Okamoto’s services, we agreed to issue Mr. Okamoto 10-year stock options to purchase 1,250,000 shares of Common Stock, with a strike price of $2.32 per share, vesting 50 % on the date of grant and 25% on each 6 months anniversary of the date of grant.

On October 15, 2018, we entered into a 2-year Employment Agreement, subject to successive one year extensions, with David Lieberman, pursuant to which Mr. Lieberman will serve as the Chief Financial Officer of the Company. Pursuant to the terms of the Lieberman Agreement, Mr. Lieberman shall receive a base salary at an annual base salary of $180,000 (subject to annual 3% cost of living increase) and an annual bonus up to 100% of base salary as determined by the Compensation Committee or the Board. As further consideration for Mr. Lieberman’s services, we agreed to issue Mr. Lieberman 10-year stock options to purchase 50,000 shares of Common Stock, with a strike price of $2.32 per share, vesting 50% on the date of grant and 25% on each 6 months anniversary of the date of grant.

Directors’ Compensation

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2019 and 2018 awarded to, earned by or paid to our directors. The value attributable to any warrant awards reflects the grant date fair values of stock awards calculated in accordance with FASB Accounting Standards Codification Topic 718. As described further in “Note 5 — Stockholders’ Equity (Deficit) — Common Stock Warrants” in our Consolidated Financial Statements, a discussion of the assumptions made in the valuation of these warrant awards.

Name	Year	Fees Earned or paid in cash	Stock awards	Option awards	Non-equity incentive plan compensation	Non-qualified deferred compensation earnings	All other compensation	Total
		($)	($)	($)	($)	($)	($)	($)
David Lieberman
	2019	-	-	-	-	-	-	-
	2018	5,430	-	-	-	-	-	5,430
Edward Kovalik (1)
	2019	-	-	-	-	-	-	-
	2018	8,000	-	-	-	-	-	8,000
Michael Rudolph
	2019	20,000	-	-	-	-	-	20,000
	2018	7,500	-	-	-	-	-	7,500
Michael Berg
	2019	20,000	-	-	-	-	-	20,000
	2018	7,500	-	-	-	-	-	7,500
Christopher Robichaud (2)
	2019	-	-	-	-	-	-	-
	2018	8,000	-	-	-	-	-	8,000
Fred Thiel
	2019	20,250	-	-	-	-	-	20,000
	2018	13,069	-	-	-	-	-	13,069

(1)	Edward Kovalik resigned from all positions with the Company as a board member on June 28, 2018.
(2)	Christopher Robichaud resigned from all positions with the Company as a board member on June 28, 2018.

Employee Grants of Plan Based Awards and Outstanding Equity Awards at Fiscal Year-End

On August 1, 2012, our Board and stockholders adopted the 2012 Equity Incentive Plan, pursuant to which 96,154 shares of our common stock are reserved for issuance as awards to employees, directors, consultants, advisors and other service providers, after giving effect to the Reverse Split.

On September 16, 2014, our Board adopted the 2014 Equity Incentive Plan (the “2014 Plan”), and only July 31, 2015, the shareholders approved the 2014 Plan at the Company’s annual meeting. The 2014 Plan authorizes the Company to grant stock options, restricted stock, preferred stock, other stock-based awards, and performance awards to purchase up to 125,000 shares of common stock. Awards may be granted to the Company’s directors, officers, consultants, advisors and employees. Unless earlier terminated by the Board, the 2014 Plan will terminate, and no further awards may be granted, after September 16, 2024.

On September 6, 2017, our Board adopted the 2017 Equity Incentive Plan, subsequently approved by the shareholders on September 29, 2017, pursuant to which up to 625,000 shares of our common stock, stock options, restricted stock, preferred stock, stock-based awards and other awards are reserved for issuance as awards to employees, directors, consultants, advisors and other service providers.

On January 1, 2018, our Board adopted the 2018 Equity Incentive Plan, subsequently approved by the shareholders on March 7, 2018, pursuant to which up to 2,500,000 shares of our common stock, stock options, restricted stock, preferred stock, stock-based awards and other awards are reserved for issuance as awards to employees, directors, consultants, advisors and other service providers.

As of December 31, 2019, and within sixty (60) days thereafter, the following sets forth the option and stock awards to officers of the Company:

	Option Awards					Stock awards
	Number of securities underlying unexercised options (1)	Number of securities underlying unexercised options	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price	Option expiration date	Number of shares of units of stock that have not vested	Market value of shares of units of stock that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
	(#) exercisable	(#) unexercisable	(#) unexercisable	($)		(#)	($)	(#)	($)
Merrick Okamoto	1,250,000	-	-	$2.32	10/12/28	-	-	-	-
David Lieberman	50,000	-	-	$2.32	10/12/28	-	-	-	-
David Lieberman	25,000	-	-	$2.04	7/22/2024
James Crawford	5,000	-	-	$102.4	10/31/24	-	-	-	-
James Crawford	2,188	-	-	$29.76	10/14/25	-	-	-	-
James Crawford	1,875	-	-	$66.64	05/14/24	-	-	-	-
James Crawford	25,000	-	-	$2.32	10/12/28	-	-	-	-
James Crawford	12,500	-	-	$2.04	7/22/2024	-	-	-	-

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the Board or Compensation Committee of any other entity that has one or more of its executive officers serving as a member of our Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of March 23, 2020: (i) by each of our directors, (ii) by each of the named executive officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of March 23, 2020, there were 8,458,781 shares of our common stock outstanding.

Amount and Nature of Beneficial Ownership as of March 23, 2020
Name of Beneficial Owner	Common Stock	Options	Warrants	Total	Percentage of Common Stock (%)

Officers and Directors

Merrick Okamoto (1)	53,875	1,250,000	-	1,303,875	15.4%

David Lieberman (2)	9,375	75,000	-	84,375	1.0%

James Crawford (Chief Operating Officer) (3)	-	46,563	-	46,563	0.6%

Fred Thiel (4)	-	37,500	-	37,500	0.5%

Michael Berg (5)	-	62,500	-	62,500	0.7%

Michael Rudolph (6)	-	62,500	-	62,500	0.7%

All Directors and Executive Officers (six persons)	63,250	1,534,063	-	1,597,313	18.9%

(1) Represents options to purchase 1,250,000 shares of Common Stock at an exercise price of $2.32 per share.

(2) Represents options to purchase 50,000 shares of Common Stock at an exercise price of $2.32 per share and 25,000 shares of Common Stock at an exercise price of $2.04 per share.

(3) Represents options to purchase (i) 5,000 shares of Common Stock at an exercise price of $102.4 per share, (ii) 2,188 shares of Common Stock at an exercise price of $29,76 per share, (iii) 1,875 shares of Common Stock at an exercise price of $66.64 per share, (iv) 25,000 shares of Common Stock at an exercise price of $2.32 per share and (v) 12,500 shares of Common Stock at an exercise price of $2.04 per share.

(4) Represents options to purchase 12,500 shares of Common Stock at an exercise price of $2.32 per share and 25,000 shares of Common Stock at an exercise price of $2.04 per share.

(5) Represents options to purchase 12,500 shares of Common Stock at an exercise price of $2.32 per share and 50,000 shares of Common Stock at an exercise price of $2.04 per share.

(6) Represents options to purchase 12,500 shares of Common Stock at an exercise price of $2.32 per share and 50,000 shares of Common Stock at an exercise price of $2.04 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than disclosed herein, there were no transactions during the year ended December 31, 2019 and 2018 or any currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the years ended December 31, 2019 and 2018, we engaged RBSM LLP, as our independent auditor. For the years ended December 31, 2019 and 2018, we incurred fees for our current auditor, RBSM as set forth below:

	Fiscal Year Ended
	December 31, 2019	December 31, 2018

Audit fees	$187,500	$218,031
Tax fees	13,000	31,365
All other fees	-	-

Audit fees consist of fees related to professional services rendered in connection with the annual audit of our annual financial statements, review of our quarterly financial statements and review of the Company’s registration statements and other filings.

Tax fees consist of fees billed for professional services related to the preparation of our U.S. federal and state income tax returns and tax advice.

All other fees consist of fees for other miscellaneous items, including fees related to registrations statements.

All services provided by the Company’s independent auditor were approved by the Company’s audit commit.

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

PART IV

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company dated November 25, 2011. (1)
3.2	Certificate of Amendment to Articles of Incorporation dated February 15, 2013. (2)
3.3	Certificate of Amendment to Amended and Restated Articles of Incorporation dated July 18, 2013 (3)
3.4	Certificate of Amendment to Articles of Incorporation dated October 25, 2017. (4)
3.5	Amended and Restated Bylaws of the Company dated November 25, 2011. (5)
3.6	Certificate of Amendment to Articles of Incorporation dated April 8, 2019 (48)
4.1	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock. (6)
4.2	Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of 0% Series E Convertible Preferred Stock. (7)
4.3	Certificate of Correction to Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of 0% Series E Convertible Preferred Stock. (8)
4.4	Form of proposed Certificate of Designation of Preferences, Rights and Limitations of 0% Series E-1 Convertible Preferred Stock. (9)
10.1	Form of Unit Purchase Agreement dated as of August 14, 2017. (10)
10.2	Form of Registration Rights Agreement dated as of August 14, 2017. (11)
10.3	Form of 5% Convertible Promissory Note dated August 14, 2017. (12)
10.4	Form of Common Stock Purchase Warrant dated August 14, 2017. (13)
10.5	Form of Exchange Agreement dated as of July 16, 2017. (14)
10.6	Form of Exchange Agreement dated as of August 7, 2017. (15)
10.7	Form of Exchange Agreement dated as of November 28, 2017. (16)
10.8	Amended and Restated Croxall Retention Agreement dated August 30, 2017. (17)
10.9	Retention Agreement with Francis Knuettel II dated August 31, 2017. (18)
10.10	Employment Agreement with James Crawford dated August 31, 2017. (19)

10.11	Consulting Termination and Release Agreement with Erich Spangenberg dated August 31, 2017. (20)
10.12	Consulting Agreement dated August 31, 2017 with Page Innovations, LLC. (21)
10.13	Form of Lock-up Agreement with Doug Croxall dated September 7, 2017. (22)
10.14	Letter agreement with Revere Investments L.P., dated October 31, 2017. (23)
10.15	Agreement and Plan of Merger dated as of November 1, 2017. (24)
10.16	Amendment to Croxall Retention Agreement dated November 1, 2017. (25)
10.17	Voting and Standstill Agreement with Doug Croxall dated November 1, 2017. (26)
10.18	CF Marathon LLC Limited Liability Company Agreement dated as of October 20, 2017. (27)
10.19	First Amendment to Amended and Restated Revenue Sharing and Securities Purchase Agreement and Restructuring Agreement dated as of August 3, 2017. (28)
10.20	M&A Advisory Agreement with Palladium Capital Advisors, LLC, dated November 13, 2017. (29)
10.21	CIARA Technologies Agreement. (Confidential Treatment Requested) (30)
10.22	Master Services Agreement with Hypertec Systems Inc. dated December 15, 2017. (Confidential Treatment Requested) (31)
10.23	Engagement Letter with Roth Capital Partners, LLC dated December 7, 2017. (32)
10.24	Fairness Opinion dated December 13, 2017. (33)
10.25	Form of Securities Purchase Agreement. (34)
10.26	Form of Securities Purchase Agreement. (35)
10.27	Patent Rights Purchase and Assignment Agreement with XpresSpa Group, Inc. dated January 11, 2018. (36)
10.28	Amendment No. 1 to Agreement and Plan of Merger dated January 23, 2018. (37)
10.29	Lease Agreement, by and between 9349-0001 Quebec Inc. and Cryptoespace Inc., dated November 11, 2017. (38)
10.30	Assignment and Assumption Agreement, by and between Blocespace Inc. and Marathon Crypto Mining, Inc., dated February 12, 2018 (39)
10.31	Settlement Agreement and Release of Claims, dated March 8, 2018. (40)
10.32	Amendment No. 2 to Agreement and Plan of Merger, dated March 19, 2018. (41)
10.33	Amended and Restated Agreement and Plan of Merger, dated April 3, 2018. (42)
10.34	Executive Employment Agreement (46)
10.35	Executive Employment Agreement (47)
10.36	At the Market Offering Agreement with HC Wainwright & Co., dated July 2019 (49)
10.37	Asset Purchase Agreement with SelectGreen, Ltd., dated August 2019 (50)
14.1	Code of Business Conduct and Ethics (43)
16.1	SingerLewak LLP letter to the Securities and Exchange Commission. (44)
16.2	Letter from BDO USA, LLP dated November 30, 2017. (45)
23.1	Consent of RBSM LLP.*
31.1	Certification of Chief Executive Officer pursuant to Section302 of the Sarbanes-Oxley Act 2002*
31.2	Certification of Chief Financial Officer pursuant to Section302 of the Sarbanes-Oxley Act 2002*
32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer*

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Document

* Filed herein.

(1)	Previously filed as Exhibit 3.1 to Current Report on Form 8-K filed December 9, 2011 and incorporated herein by reference.
(2)	Previously filed as Exhibit 3.1 to Current Report on Form 8-K filed February 20, 2013 and incorporated herein by reference.
(3)	Previously filed as Exhibit 3.1 to Current Report on Form 8-K filed July 19, 2013 and incorporated herein by reference.
(4)	Previously filed as Exhibit 3.4 to Registration Statement on Form S-4 filed January 24, 2018 and incorporated herein by reference.
(5)	Previously filed as Exhibit 3.2 to Current Report on Form 8-K filed December 9, 2011 and incorporated herein by reference
(6)	Previously filed as Exhibit 3.2 to Current Report on Form 8-K filed May 7, 2014 and incorporated herein by reference.
(7)	Previously filed as Exhibit 4.1 to Current Report on Form 8-K filed December 1, 2017 and incorporated herein by reference.
(8)	Previously filed as Exhibit 4.1 to Current Report on Form 8-K filed December 22, 2017 and incorporated herein by reference.
(9)	Previously filed as Exhibit 4.4 to Registration Statement on Form S-4 filed January 24, 2018 and incorporated herein by reference.
(10)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed August 15, 2017 and incorporated herein by reference.
(11)	Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed August 15, 2017 and incorporated herein by reference.
(12)	Previously filed as Exhibit 4.1 to Current Report on Form 8-K filed August 15, 2017 and incorporated herein by reference.
(13)	Previously filed as Exhibit 4.2 to Current Report on Form 8-K filed August 15, 2017 and incorporated herein by reference.
(14)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed July 18, 2017 and incorporated herein by reference.
(15)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed August 9, 2017 and incorporated herein by reference.
(16)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed December 1, 2017 and incorporated herein by reference.
(17)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed September 5, 2017 and incorporated herein by reference.
(18)	Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed September 5, 2017 and incorporated herein by reference.
(19)	Previously filed as Exhibit 10.3 to Current Report on Form 8-K filed September 5, 2017 and incorporated herein by reference.
(20)	Previously filed as Exhibit 10.4 to Current Report on Form 8-K filed September 5, 2017 and incorporated herein by reference.
(21)	Previously filed as Exhibit 10.5 to Current Report on Form 8-K filed September 5, 2017 and incorporated herein by reference.
(22)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed September 12, 2017 and incorporated herein by reference.
(23)	Previously filed as Exhibit 10.14 to Registration Statement on Form S-4 filed January 24, 2018 and incorporated herein by reference.
(24)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed November 2, 2017 and incorporated herein by reference.
(25)	Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed November 2, 2017 and incorporated herein by reference.
(26)	Previously filed as Exhibit 10.3 to Current Report on Form 8-K filed November 2, 2017 and incorporated herein by reference.

(27)	Previously filed as Exhibit 10.18 to Registration Statement on Form S-4 filed January 24, 2018 and incorporated herein by reference.
(28)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed August 9, 2017 and incorporated herein by reference.
(29)	Previously filed as Exhibit 10.20 to Registration Statement on Form S-4 filed January 24, 2018 and incorporated herein by reference.
(30)	Previously filed as Exhibit 10.21 to Registration Statement on Form S-4 filed January 24, 2018 and incorporated herein by reference.
(31)	Previously filed as Exhibit 10.22 to Registration Statement on Form S-4 filed January 24, 2018 and incorporated herein by reference.
(32)	Previously filed as Exhibit 10.23 to Registration Statement on Form S-4 filed January 24, 2018 and incorporated herein by reference.
(33)	Previously filed as Exhibit 10.24 to Registration Statement on Form S-4 filed January 24, 2018 and incorporated herein by reference.
(34)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed December 12, 2017 and incorporated herein by reference
(35)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed December 19. 2017 and incorporated herein by reference
(36)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed January 18, 2018 and incorporated herein by reference.
(37)	Previously filed as Exhibit 10.28 to Registration Statement on Form S-4 filed January 24, 2018 and incorporated herein by reference.
(38)	Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed February 15, 2018 and incorporated herein by reference.
(39)	Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed February 15, 2018 and incorporated herein by reference.
(40)	Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed July 31, 2018 and incorporated herein by reference.
(41)	Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed March 20, 2018 and incorporated herein by reference.
(42)	Previously filed as Exhibit 10.4 to Current Report on Form 8-K filed April 4, 2018 and incorporated herein by reference.
(43)	Previously filed as Exhibit 14.1 to Annual Report on 10- K filed March 31, 2014 and incorporated herein by reference.
(44)	Previously filed as Exhibit 16.1 to Current Report on Form 8-K filed January 17, 2017 and incorporated herein by reference.
(45)	Previously filed as Exhibit 16.1 to Current Report on Form 8-K filed December 1, 2017 and incorporated herein by reference.
(46)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed October 16, 2018 and incorporated herein by reference.
(47)	Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed on October 16, 2018 and incorporated herein by reference.
(48)	Previously filed as Exhibit 3.1 to Current Report on Form 8-K filed on April 8, 2019 and incorporated herein by reference.
(49)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed on July 19, 2019 and incorporated herein by reference.
(50)	Previously filed as Exhibit 10.1 to Current report on Form 8-K filed on August 29, 2019 and incorporated herein by reference.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 23, 2020

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

Signature	Title	Date

/s/ Merrick Okamoto	Chief Executive Officer and Executive Chairman (Principal Executive Officer)	March 23, 2020
Merrick Okamoto

/s/ David Lieberman	Chief Financial Officer (Principal Financial and Accounting Officer)	March 23, 2020
David Lieberman

/s/ Fred Thiel	Director	March 23, 2020
Fred Thiel

/s/ Michael Rudolph	Director	March 23, 2020
Michael Rudolph

/s/ Michael Berg	Director	March 23, 2020
Michael Berg

