Form 10-Q
period 2020-03-31
Marathon Patent Group, Inc.
filed 2020-05-14
CIK 1507605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, 18,216,214 shares of common stock are issued and outstanding as of May 14, 2020.

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

Item 1. Financial Statements

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31,2020	December 31,2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$474,546	$692,963
Digital currencies	2,892	1,141
Accounts receivable - net of allowance for bad debt of $0 for March 31, 2020	117,811	-
Prepaid expenses and other current assets	908,348	800,024
Total current assets	1,503,597	1,494,128

Other assets:
Property and equipment, net of accumulated depreciation and impairment charges of $6,220,792 and $6,157,786 for March 31, 2020 and December 31, 2019, respectively	2,835,563	3,754,969
Right-of-use assets	273,173	297,287
Intangible assets, net of accumulated amortization of $154,216 and $136,422 for March 31, 2020 and December 31, 2019, respectively	1,055,784	1,073,578
Total other assets	4,164,520	5,125,834
TOTAL ASSETS	$5,668,117	$6,619,962

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,312,159	$1,238,197
Mining servers payable	-	513,700
Current portion of lease liability	89,054	87,959
Warrant liability	3,062	12,849
Total current liabilities	1,404,275	1,852,705
Long-term liabilities
Convertible notes payable	999,106	999,106
Lease liability	95,018	120,479
Total long-term liabilities	1,094,124	1,119,585
Total liabilities	2,498,399	2,972,290

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, no shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized; 9,212,106 and 8,458,781 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	922	846
Additional paid-in capital	110,284,952	109,705,051
Accumulated other comprehensive loss	(450,719)	(450,719)
Accumulated deficit	(106,665,437)	(105,607,506)
Total stockholders’ equity	3,169,718	3,647,672
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,668,117	$6,619,962

The accompanying notes are an integral part to these unaudited consolidated condensed financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019
Revenues
Cryptocurrency mining revenue	$592,487	$230,694
Total revenues	592,487	230,694

Operating costs and expenses
Cost of revenue	1,153,241	508,640
Compensation and related taxes	233,657	486,687
Consulting fees	41,812	20,000
Professional fees	146,642	85,033
General and administrative	108,937	115,243
Total operating expenses	1,684,289	1,215,603
Operating loss	(1,091,802)	(984,909)
Other income (expenses)
Other income (expenses)	106,408	(9,437)
Foreign exchange loss	-	(11,873)
Realized loss on sale of digital currencies	(4,222)	(608)
Change in fair value of warrant liability	9,787	(37,734)
Change in fair value of mining payable	(66,547)	-
Interest income	1,880	12,016
Interest expense	(13,435)	(12,317)
Total other income (expenses)	33,871	(59,953)
Loss before income taxes	$(1,057,931)	$(1,044,862)
Income tax expense	-	-
Net loss	$(1,057,931)	$(1,044,862)

Net loss per share, basic and diluted:	$(0.12)	$(0.16)
Weighted average shares outstanding, basic and diluted:	8,655,525	6,338,418

The accompanying notes are an integral part to these unaudited consolidated condensed financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended March 31, 2020

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Loss	Equity
Balance as of December 31, 2019	-	$-	8,458,781	$846	$109,705,051	$(105,607,506)	$(450,719)	$3,647,672
Stock based compensation	-	-	-	-	23,238	-	-	23,238
Issuance of common stock, net of offering costs/At-the-market offering	-	-	403,075	41	385,076	-	-	385,117
Common stock issued for purchase of mining servers	-	-	350,250	35	171,587	-	-	171,622
Net loss	-	-	-	-	-	(1,057,931)	-	(1,057,931)
Balance as of March 31, 2020	-	$-	9,212,106	$922	$110,284,952	$(106,665,437)	$(450,719)	$3,169,718

For the Three Months Ended March 31, 2019

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	(Loss)	Equity
Balance as of December 31, 2018	-	$-	6,379,992	$638	$105,461,396	$(102,090,441)	$(450,719)	$2,920,874
Stock based compensation	-	-	-	-	282,180	-	-	282,180
Par value adjustment and additional shares issued due to reverse split	-	-	5,413	1	(1)	-	-	-
Net loss	-	-	-	-	-	(1,044,862)	-	(1,044,862)
Balance as of March 31, 2019	-	$-	6,385,405	$639	$105,743,575	$(103,135,303)	$(450,719)	$2,158,192

The accompanying notes are an integral part to these unaudited consolidated condensed financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,057,931)	$(1,044,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	510,781	137,361
Amortization of patents and website	17,794	17,794
Realized loss on sale of digital currencies	4,222	608
Change in fair value of warrant liability	(9,787)	37,734
Change in fair value of mining payable	66,547	-
Gain on partial extinguishment of mining payable	-	-
Stock based compensation	23,238	282,180
Amortization of right-of-use assets	24,114	21,795
Changes in operating assets and liabilities:
Accounts receivables	(117,811)	-
Digital currencies	(474,676)	(230,694)
Lease liability	(24,365)	(21,441)
Prepaid expenses and other assets	(108,324)	55,364
Accounts payable and accrued expenses	73,961	(66,975)
Net cash used in operating activities	(1,072,237)	(811,136)
CASH FLOWS FROM INVESTING ACTIVITIES
Sale of digital currencies	468,703	224,449
Net cash provided by investing activities	468,703	224,449
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock/At-the-market offering	401,891	-
Offering costs for the issuance of common stock/At-the-market offering	(16,774)	-
Net cash provided by financing activities	385,117	-

Net decrease in cash and cash equivalents	(218,417)	(586,687)
Cash and cash equivalents — beginning of period	692,963	2,551,171
Cash and cash equivalents — end of period	$474,546	$1,964,484

Supplemental schedule of non-cash investing and financing activities:
Par value adjustment due to reverse split	$-	$1
Common stock issued for purchase of mining servers	$171,622	$-
Reduction of share commitment for purchase of mining servers	$408,625

The accompanying notes are an integral part to these unaudited consolidated condensed financial statements.

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

Marathon Patent Group, Inc. (the “Company”) was incorporated in the State of Nevada on February 23, 2010 under the name Verve Ventures, Inc. On December 7, 2011, the Company changed its name to American Strategic Minerals Corporation and were engaged in exploration and potential development of uranium and vanadium minerals business. In June 2012, the Company discontinued the minerals business and began to invest in real estate properties in Southern California. In October 2012, the Company discontinued its real estate business when the former CEO joined the firm and the Company commenced IP licensing operations, at which time the Company’s name was changed to Marathon Patent Group, Inc. On November 1, 2017, the Company entered into a merger agreement with Global Bit Ventures, Inc. (“GBV”), which is focused on mining digital assets. The Company purchased cryptocurrency mining machines and established a data center in Canada to mine digital assets. The Company expanded its activities in the mining of new digital assets, while at the same time harvesting the value of its remaining IP assets. In order to streamline and create efficiencies, we outsource most of our operations to service providers, and our Granby facility and its bitcoin mining operations are provided by Block Maintain, Inc. Additionally, 24-hour security at our facility is provided by Securitas Canada, and financial operations are provided by Chord Advisors, LLC.

On September 30, 2019, the Company consummated the purchase of 6000 S-9 Bitmain 13.5 TH/s Bitcoin Antminers (“Miners”) from SelectGreen Blockchain Ltd. (the “Seller”), a British Columbia corporation, for which the purchase price was $4,086,250 or 2,335,000 shares of its common stock at a price of $1.75 per share. As a result of an exchange cap requirement imposed in conjunction with the Company’s Listing of Additional Shares application filed with Nasdaq to the transaction, the Company issued 1,276,442 shares of its common stock which represented $2,233,773 of the $4,086,250 (constituting 19.9% of the issued and outstanding shares on the date of the Asset Purchase Agreement) and upon the receipt of shareholder approval, at the Annual Shareholders Meeting to be held on November 15, 2019, the Company can issue the balance of the 1,058,558 unregistered common stock shares. The shareholders did approve the issuance of the additional shares at the Annual Shareholders Meeting. The Company has issued an additional 474,808 at $0.90 per share on December 27, 2019. On March 30, 2020, the Seller has agreed to amend the total of number of shares to be issued was reduced to 2,101,500 shares and the rest of 350,250 shares was issued at $0.49 per share. There was no mining payable outstanding as of March 31, 2020.

As of April 6, 2020, the Company received notice from the Nasdaq Capital Market (the “Capital Market”) that the Company has failed to maintain a minimum closing bid price of $1.00 per share of its Common Stock over the last consecutive 30 business days based upon the closing bid price for its common stock as required by Rule 5550(a)(2). However, the Rules also provide the Company a compliance period of 180 calendar days in which to regain compliance during which time it must maintain a minimum closing bid price of at least $1.00 per share for a minimum period of 10 consecutive business days, which must be completed by October 5, 2020. On April 20, 2020, the Company received a further notice from the Nasdaq Capital Market that the Company’s time to maintain a minimum closing bid price of at least $1.00 per share for a minimum period of 10 consecutive business days has been extended from October 5, 2020 to December 17, 2020.

Liquidity and Financial Condition

The Company’s consolidated condensed financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As disclosed in Note 4, on July 19, 2019, we entered into an At The Market Offering Agreement (the “Agreement”) with H.C. Wainwright & Co., LLC (“H.C. Wainwright”) which establishes an at-the-market equity program pursuant to which we may offer and sell shares of our common stock, par value $0.0001 per share (“Common Stock”), from time to time as set forth in the Agreement. The Agreement provides for the sale of shares of our Common Stock (“Shares”) having an aggregate offering price of up to $7,472,417 (the Company’s ability to offer shares under the Agreement is limited to the amount of shares it may sell pursuant to General Instruction I.B.6. of Form S-3. During the three months ended March 31, 2020, 403,075 shares of common stock were issued under the At The Market Offering for the total proceeds of $401,891, net of offering cost of $16,774. Subsequent to March 31, 2020, in connection with the Agreement, the Company received gross proceeds of approximately $4,893,760 from the sale of 8,663,108 shares of common stock.

As reflected in the consolidated condensed financial statements, the Company had an accumulated deficit of approximately $106.7 million at March 31, 2020, a net loss of approximately $1.1 million and approximately $1.1 million net cash used in operating activities for the three months ended March 31, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The impact of the worldwide spread of a novel strain of coronavirus (“COVID 19”) has been unprecedented and unpredictable, but based on the Company’s current assessment, the Company does not expect any material impact on its long-term strategic plans, operations and its liquidity due to the worldwide spread of COVID-19. However, the Company is continuing to assess the effect on its operations by monitoring the spread of COVID-19 and the actions implemented to combat the virus throughout the world and its assessment of the impact of COVID-19 may change.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated condensed financial statements, including the accounts of the Company’s subsidiaries, Marathon Crypto Mining, Inc., Crypto Currency Patent Holding Company and Soems Acquisition Corp., have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year ended December 31, 2020.

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

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies to those previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

The following table presents the activities of the digital currencies for the three months ended March 31, 2020:

Digital currencies at December 31, 2019	$1,141
Additions of digital currencies	592,487
Realized gain on sale of digital currencies	(4,222)
Sale of digital currencies	(586,514)
Digital currencies at March 31, 2020	$2,892

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of March 31, 2020 and December 31, 2019, respectively:

	Fair value measured at March 31, 2020
	Total carrying value at March 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant liability	$3,062	$-	$-	$3,062

	Fair value measured at December 31, 2019
	Total carrying value at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant liability	$12,849	$-	$-	$12,849

There were no transfers between Level 1, 2 or 3 during the three months ended March 31, 2020.

At March 31, 2020, the Company had an outstanding warrant liability in the amount of $3,062 associated with warrants that were issued in January 2017 and warrants issued related to the Convertible Notes issued in August and September of 2017. The following table rolls forward the fair value of the Company’s warrant liability, the fair value of which is determined by Level 3 inputs for the three months ended March 31, 2020.

Fair value of warrant liabilities

Fair value
Outstanding as of December 31, 2019	$12,849
Change in fair value of warrants	(9,787)
Outstanding as of March 31, 2020	$3,062

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

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at March 31, 2020 and 2019 are as follows:

	As of March 31,
	2020	2019
Warrants to purchase common stock	164,222	182,191
Options to purchase common stock	1,727,682	1,466,520
Convertible notes to exchange common stock	1,248,883	312,221
Total	3,140,787	1,960,932

The following table sets forth the computation of basic and diluted loss per share:

	For the Three Months Ended March 31,
	2020	2019
Net loss attributable to common shareholders	$(1,057,931)	$(1,044,862)

Denominator:
Weighted average common shares - basic and diluted	8,655,525	6,338,418

Loss per common share - basic and diluted	$(0.12)	$(0.16)

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

NOTE 3 – PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS

The components of property, equipment and intangible assets as of March 31, 2020 and December 31, 2019 are:

	Useful life (Years)	March 31, 2020	December 31, 2019
Website	7	$121,787	$121,787
Mining equipment	2	6,711,880	7,120,505
Mining patent	17	1,210,000	1,210,000
Gross property, equipment and intangible assets		8,043,667	8,452,292
Less: Accumulated depreciation and amortization		(4,152,320)	(3,623,745)
Property, equipment and intangible assets, net		$3,891,347	$4,828,547

The Company’s depreciation expense for the three months ended March 31, 2020 and 2019 were $510,781 and $137,361, and amortization expense were $17,794 and $17,794 for the three months ended March 31, 2020 and 2019, respectively.

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

During the three months ended March 31, 2020, 403,075 shares of common stock were issued under the At The Market Offering for the total proceeds of $401,891, net of offering cost of $16,774.

Series B Convertible Preferred Stock

As of March 31, 2020, there was no share of Series B Convertible Preferred Stock outstanding.

Series E Preferred Stock

There was no Series E Convertible Preferred Stock outstanding as of March 31, 2020.

Common Stock Warrants

A summary of the status of the Company’s outstanding stock warrants and changes during year ended is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2019	182,191	$25.04	2.8
Expired	(17,969)	59.14	-
Outstanding as of March 31, 2020	164,222	$21.30	2.0
Warrants exercisable as of March 31, 2020	164,222	$21.30	2.0

Common Stock Options

A summary of the stock options as of March 31, 2020 and changes during the period are presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2019	1,731,745	$5.50	7.92
Expired	(4,063)	110.67	-
Outstanding as of March 31, 2020	1,727,682	$5.25	7.69
Options vested and expected to vest as of March 31, 2020	1,727,682	$5.25	7.69
Options vested and exercisable as of March 31, 2020	1,658,932	$5.39	7.83

NOTE 5 - DEBT, COMMITMENTS AND CONTINGENCIES

Debt consists of the following:

	Maturity	Interest	March 31,	December 31,
	Date	Rate	2020	2019

Convertible Note	9/1/2021	5%	$999,106	$999,106
Less: debt discount			-	-
Total convertible notes, net of discount			$999,106	$999,106

Total			$999,106	$999,106
Less: current portion			-	-
Long term portion			$999,106	$999,106

On August 14, 2017, the Company entered into a unit purchase agreement (the “Unit Purchase Agreement”) with certain accredited investors providing for the sale of up to $5,500,000 of 5% secured convertible promissory notes (the “Convertible Notes”), which are convertible into shares of the Corporation’s common stock, and the issuance of warrants to purchase 1,718,750 shares of the Company’s Common Stock (the “Warrants”). The Convertible Notes are convertible into shares of the Company’s Common Stock at the lesser of (i) $0.80 per share or (ii) the closing bid price of the Company’s common stock on the day prior to conversion of the Convertible Note; provided that such conversion price may not be less than $0.40 per share. The Warrants have an exercise price of $4.80 per share. In two closings of the Unit Purchase Agreement, the Company issued $5,500,000 in Convertible Notes to the investors. The remaining balance of the Convertible Notes were due to mature on May 31, 2018. On February 10, 2020, in consideration of the payment of $65,000, the investor agreed to extend the maturity date to September 1, 2021, and the conversion price changed to the lower of, the closing price on the previous days close prior to the conversion request or a maximum conversion price of $1.00 and a floor of $0.80. The Company made such payment on February 11, 2020. The note bears interest at the rate of 5% per annum and accrues but is not paid in cash. As of March 31, 2020 and December 31, 2019, the Company had an outstanding obligation pursuant to the Convertible Notes in the amount of $999,106.

During the three months ended March 31, 2020 and 2019, there was no amortization of debt discount. Interest expenses were $12,454 and $12,591 for the three months ended March 31, 2020 and 2019, respectively.

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

Operation lease costs are recorded on a straight-line basis within operating expenses. The Company’s total lease expense is comprised of the following:

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Operating leases
Operating lease cost	$26,789	$26,246
Operating lease expense	26,789	26,246
Short-term lease rent expense	5,992	4,107
Total rent expense	$32,781	$30,353

Additional information regarding the Company’s leasing activities as a lessee is as follow:

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Operating cash flows from operating leases	$26,823	$25,892
Weighted-average remaining lease term – operating leases	1.5	2.0
Weighted-average discount rate – operating leases	6.5%	6.5%

As of March 31, 2020, contractual minimal lease payments are as follows:

2020	$71,508
2021	98,323
2022	26,815
Total	196,646
Less present value discount	(12,574)
Less current portion of operating lease liabilities	(89,054)
Non-current operating lease liabilities	$95,018

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

On May 11, 2020, the Company purchased 700 new generation M305+ASIC Miners from MicroBT. The 700 miners produce 80/Th and will generate 56 PH/s (petahash) of hashing power, compared to the company’s current S-9 production of 46 PH/s. These next generation MicroBT ASIC miners are markedly more energy efficient than our existing Bitmain models. The Company expects to take delivery at our hosting Facility by the end of May and our hosting partner, Computer North, expects to install then within 48 hours of their arrival.

On May 12, 2020, the Company purchased an additional 660 latest generation Bitmain S19 Pro Miners. These miners produce 110 TH/s and will generate 73 PH/s (petahash) of hashing power, bringing the company’s total Hashrate to 129 PH/s compared to the Company’s S-9 production of 46 PH/s. The company expects to take delivery at our Hosting Facility by the end of July and our hosting partner, Compute North, expects to install them within 48 hours of their arrival.

On May 11, 2020, the Company signed a Contract Addendum with Compute North, to pause and suspend services under its Colocation Agreement. This will suspend all production of Bitcoins using our S-9 miners.

Halving – The bitcoin blockchain and the cryptocurrency reward for solving a block is subject to periodic incremental halving. Halving is a process designed to control the overall supply and reduce the risk of inflation in cryptocurrencies using a Proof-of-Work consensus algorithm. At a predetermined block, the mining reward is cut in half, hence the term “Halving”. The next halving for bitcoin occurred on May 12, 2020. Many factors influence the price of bitcoin and potential increases or decreases in prices in advance of or following a future halving is unknown.

Subsequent to March 31, 2020 and through May 13, 2020, in connection with the HC Wainwright Agreement, the Company received gross proceeds of approximately $5,112,366 from the sale of 9,004,108 shares of common stock with an average per share sale price of $ 0.5689.

On May 5, 2020, the Compensation Committee of the Board of Directors held a meeting and approved bonuses and stock option grants for Directors and Officers for their contributions to the growth of Marathon Patent Group, Inc., for the year ended December 31, 2019. Total awards to be granted amounted to 1,164,000 restricted stock units at a price of $0.43 per unit with a term of one year, vesting quarterly in equal amounts, and (ii) cash award of $105,000 to Merrick Okamoto and $54,000 to David Lieberman. In addition the Compensation Committee agreed to cancel 1,537,500 existing stock options for Directors, Officers and outside legal counsel, and replace them with new restricted stock units at a price of $0.43 per unit with a term of one year, vesting quarterly in equal amounts.

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

Overview

We were incorporated in the State of Nevada on February 23, 2010 under the name Verve Ventures, Inc. On December 7, 2011, we changed our name to American Strategic Minerals Corporation and were engaged in exploration and potential development of uranium and vanadium minerals business. In June 2012, we discontinued our minerals business and began to invest in real estate properties in Southern California. In October 2012, we discontinued our real estate business when our former CEO joined the firm and we commenced our IP licensing operations, at which time the Company’s name was changed to Marathon Patent Group, Inc. We purchased our cryptocurrency mining machines and established a data center in Canada to mine digital assets.

We entered into an At The Market Offering Agreement (the “Agreement”) with H.C. Wainwright & Co., LLC (“H.C. Wainwright”) which establishes an at-the-market equity program pursuant to which we may offer and sell shares of our common stock, par value $0.0001 per share (“Common Stock”), from time to time as set forth in the Agreement. The Agreement provides for the sale of shares of our Common Stock (“Shares”) having an aggregate offering price of up to $7,472,417 (the Company’s ability to offer shares under the Agreement is limited to the amount of shares it may sell pursuant to General Instruction I.B.6. of Form S-3. During the three months ended March 31, 2020, 403,075 shares of common stock were issued under the At The Market Offering for the total proceeds of $401,891, net of offering cost of $16,774. Subsequent to March 31, 2020 and through May 13, 2020, in connection with the Agreement, the Company received gross proceeds of approximately $5,112,366 from the sale of 9,004,108 shares of common stock.

On September 30, 2019, we consummated the purchase of 6000 S-9 Bitmain 13.5 TH/s Bitcoin Antminers (“Miners”) from SelectGreen Blockchain Ltd. (the “Seller”), a British Columbia corporation, for which the purchase price was $4,086,250 or 2,335,000 shares of its common stock at a price of $1.75 per share. As a result of an exchange cap requirement imposed in conjunction with our Listing of Additional Shares application filed with Nasdaq to the transaction, we issued 1,276,442 shares of its common stock which represented $2,233,773 of the $4,086,250 (constituting 19.9% of the issued and outstanding shares on the date of the Asset Purchase Agreement) and upon the receipt of shareholder approval, at the Annual Shareholders Meeting to be held on November 15, 2019, we can issue the balance of the 1,058,558 unregistered common stock shares. The shareholders did approve the issuance of the additional shares at the Annual Shareholders Meeting. we have issued an additional 474,808 at $0.90 per share on December 27, 2019. On March 30, 2020, the Seller has agreed to amend the total of number of shares to be issued was reduced to 2,101,500 shares and the rest of 350,250 shares was issued at $0.49 per share.

In March 2020, the World Health Organization categorized the novel coronavirus (COVID-19) as a pandemic, and it continues to spread throughout the United States and the rest of the world with different geographical locations impacted more than others. The outbreak of COVID-19 and public and private sector measures to reduce its transmission, such as the imposition of social distancing and orders to work-from-home, stay-at-home and shelter-in-place, have had a minimal impact on our day to day operations. However this could impact our efforts to work with other businesses as they have had to adjust, reduce or suspend their operating activities. The extent of the impact will vary depending on the duration and severity of the economic and operational impacts of COVID-19. The Company is unable to predict the ultimate impact at this time. With the current worldwide situation caused by COVID-19 and related circumstances, there can be no assurances as to when we may see any recovery in the bitcoin market, and if so, whether any recovery might be significant.

Critical Accounting Policies and Estimates

Our critical accounting policies and significant estimates are detailed in our 2019 Annual Report. Our critical accounting policies and significant estimates have not changed from those previously disclosed in our 2019 Annual Report, except for those accounting subjects mentioned in the section of the notes to the condensed consolidated financial statements titled Adoption of Recent Accounting Pronouncements.

Results of Operations

For the Three Months Ended March 31, 2020 and 2019

We generated revenues of $592,487 during the three months ended March 31, 2020 as compared to $230,694 during the three months ended March 31, 2019. For the three months ended March 31, 2020, this represented an increase of $361,793 or 157% over the same period in 2019. Revenue for the three months ended March 31, 2020 and 2019 were derived primarily from cryptocurrency mining.

Direct cost of revenues during the three months ended March 31, 2020 amounted to $1,153,241 and for the three months ended March 31, 2019, the direct cost of revenues amounted to $508,640. For the three months ended March 31, 2020, this represented an increase of $644,601 or 127% over the same period in 2019. Direct costs of revenue include depreciation and amortization expenses of the cryptocurrency mining machines and patents, contingent payments to patent enforcement legal costs, patent enforcement advisors and inventors as well as various non-contingent costs associated with enforcing the Company’s patent rights and otherwise in developing and entering into settlement and licensing agreements that generate the Company’s revenue.

We incurred other operating expenses of $531,048 for the three months March 31, 2020 and $706,963 for the three months ended March 31, 2019. For the three months ended March 31, 2020, this represented a decrease of $175,915 or 25% over 2019. These expenses primarily consisted of compensation to our officers, directors and employees, professional fees and consulting incurred in connection with the day-to-day operation of our business.

The operating expenses consisted of the following:

	Total Other Operating Expenses
	For the Three Months Ended
	March 31, 2020	March 31, 2019
Compensation and related taxes (1)	$233,657	$486,687
Consulting fees (2)	41,812	20,000
Professional fees (3)	146,642	85,033
Other general and administrative (4)	108,937	115,243
Total	$531,048	$706,963

Non-cash other operating expenses for the three months ended March 31, 2020 and 2019 include non-cash other operating expenses totaling $23,238 and $282,180, respectively. Non-cash operating expenses consisted of the following:

	Non-Cash Other Operating Expenses
	For the Three Months Ended
	March 31, 2020	March 31, 2019
Compensation and related taxes (1)	$23,238	$282,180
Total	$23,238	$282,180

(1)	Compensation expense and related taxes: Compensation expense includes cash compensation and related payroll taxes and benefits, and non-cash equity compensation expenses. For the three months ended March 31, 2020, compensation expense and related payroll taxes were $233,657, a decrease of $253,030 or 52% over the comparable periods in 2019. During the three months ended March 31, 2020 and 2019, we recognized non-cash employee and board equity-based compensation of $23,238 and $282,180, respectively.

(2)	Consulting fees: For the three months ended March 31, 2020, we incurred consulting fees of $41,812, an increase of $21,812 or 109% over the comparable periods in 2019. Consulting fees include both cash and non-cash related consulting fees primarily for investor relations and public relations services as well as other consulting services.

(3)	Professional fees: For the three months ended March 31, 2020 professional fees were $146,642, an increase of $61,609 or 72% over the comparable periods in 2019. Professional fees primarily reflect the costs of professional outside accounting fees, legal fees and audit fees.

(4)	Other general and administrative expenses: For the three months ended March 31, 2020, other general and administrative expenses were $108,937, a decrease of $6,306 or 5% over the comparable periods in 2019. General and administrative expenses reflect the other non-categorized operating costs of the Company and include expenses related to being a public company, rent, insurance, technology and other expenses incurred to support the operations of the Company.

Operating Loss

We reported operating loss from continuing operations of $1,091,802 and $984,909, for the three months ended March 31, 2020 and 2019, respectively.

Other Expenses

Total other income was $33,871 for the three months ended March 31, 2020 and other expenses of $59,953 for the three months ended March 31, 2019, respectively.

Net Loss Available to Common Shareholders

We reported net loss of $1.1 million and $1.0 million for the three months ended March 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

The Company’s condensed consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

On July 19, 2019, we entered into an At The Market Offering Agreement (the “Agreement”) with H.C. Wainwright & Co., LLC (“H.C. Wainwright”) which establishes an at-the-market equity program pursuant to which we may offer and sell shares of our common stock, par value $0.0001 per share (“Common Stock”), from time to time as set forth in the Agreement. The Agreement provides for the sale of shares of our Common Stock (“Shares”) having an aggregate offering price of up to $7,472,417 (the Company’s ability to offer shares under the Agreement is limited to the amount of shares it may sell pursuant to General Instruction I.B.6. of Form S-3. During the three months ended March 31, 2020, 403,075 shares of common stock were issued under the At The Market Offering for the total proceeds of $401,891, net of offering cost of $16,774. Subsequent to March 31, 2020 and through May 13, 2020, in connection with the Agreement, the Company received gross proceeds of approximately $5,112,366 from the sale of 9,004,108 shares of common stock.

As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit of approximately $106.3 million at March 31, 2020, a net loss of approximately $0.6 million and $1.2 million net cash used in operating activities for the three months ended March 31, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At March 31, 2020, the Company’s cash and cash equivalents balances totaled $474,546 compared to $692,963 at December 31, 2019.

Net working capital increased by $457,899, to working capital of $99,322 at March 31, 2020 from working capital deficit of $358,577 at December 31, 2019.

Cash used in operating activities was $1,072,237 during the three months ended March 31, 2020 and cash used in operating activities of $811,136 during the three months ended March 31, 2019.

Cash provided by investing activities was $468,703 during the three months ended March 31, 2020 and cash used in investing activities of $224,449 for the three months ended March 31, 2019.

Cash provided by financing activities was $385,117 during the three months ended March 31, 2020.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework in the 2013 COSO framework. Based on this assessment, management concluded that our disclosure controls and procedures were not effective.

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

To file a report, use the Client Code “MarathonPG” and pick one of the following options:

●	Call: 1-877-647-3335
●	Click: http://www.RedFlagReporting.com

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

10.1	Purchase Agreements for Miner Purchases
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.ins	XBRL Instance Document**
101.sch	XBRL Taxonomy Schema Document**
101.cal	XBRL Taxonomy Calculation Document**
101.def	XBRL Taxonomy Linkbase Document**
101.lab	XBRL Taxonomy Label Linkbase Document**
101.pre	XBRL Taxonomy Presentation Linkbase Document**

* Furnished herewith

** Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2020

MARATHON PATENT GROUP, INC.

By:	/s/ Merrick Okamoto
Name:	Merrick Okamoto
Title:	Chief Executive Officer and Executive Chairman
(Principal Executive Officer)

By:	/s/ David Lieberman
Name:	David Lieberman
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

