Form 10-Q
period 2020-06-30
Marathon Patent Group, Inc.
filed 2020-08-14
CIK 1507605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[X]	Smaller Reporting Company	[X]
Emerging growth company	[ ]

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, 32,142,968 shares of common stock are issued and outstanding as of August 14, 2020.

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

Item 1. Financial Statements

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$775,119	$692,963
Digital currencies	108,700	1,141
Deposit	4,195,200	-
Prepaid expenses and other current assets	741,138	800,024
Total current assets	5,820,157	1,494,128

Other assets:
Property and equipment, net of accumulated depreciation and impairment charges of 6,720,281 and 6,157,786 for June 30, 2020 and December 31, 2019, respectively	3,613,529	3,754,969
Right-of-use assets	245,170	297,287
Intangible assets, net of accumulated amortization of 172,010 and 136,422 for June 30, 2020 and December 31, 2019, respectively	1,037,990	1,073,578
Total other assets	4,896,689	5,125,834
TOTAL ASSETS	$10,716,846	$6,619,962

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$831,784	$1,238,197
Mining servers payable	-	513,700
Current portion of lease liability	87,447	87,959
Warrant liability	9,625	12,849
Total current liabilities	928,856	1,852,705
Long-term liabilities
Convertible notes payable	-	999,106
Note payable	62,500	-
Lease liability	67,255	120,479
Total long-term liabilities	129,755	1,119,585
Total liabilities	1,058,611	2,972,290

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, 0.0001 par value, 50,000,000 shares authorized, no shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	-	-
Common stock, 0.0001 par value; 200,000,000 shares authorized; 24,526,302 and 8,458,781 issued and outstanding at June 30, 2020 and December 31, 2019, respectively	2,453	846
Additional paid-in capital	118,933,134	109,705,051
Accumulated other comprehensive loss	(450,719)	(450,719)
Accumulated deficit	(108,826,633)	(105,607,506)
Total stockholders’ equity	9,658,235	3,647,672
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,716,846	$6,619,962

The accompanying notes are an integral part to these unaudited consolidated condensed financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues
Cryptocurrency mining revenue	$286,161	$355,765	$878,648	$586,459
Total revenues	286,161	355,765	878,648	586,459

Operating costs and expenses
Cost of revenue	740,483	498,588	1,893,724	1,007,228
Compensation and related taxes	1,060,480	328,604	1,294,137	815,291
Consulting fees	24,313	30,000	66,125	50,000
Professional fees	162,552	110,341	309,194	195,374
General and administrative	89,566	128,829	198,503	244,072
Total operating expenses	2,077,394	1,096,362	3,761,683	2,311,965
Operating loss	(1,791,233)	(740,597)	(2,883,035)	(1,725,506)
Other income (expenses)
Other income	-	190,332	106,408	180,895
Foreign exchange loss	-	-	-	(11,873)
Loss on conversion of note	(364,832)	-	(364,832)	-
Realized gain on sale of digital currencies	8,482	25,052	4,260	24,444
Change in fair value of warrant liability	(6,563)	(38,570)	3,224	(76,304)
Change in fair value of mining payable	-	-	(66,547)	-
Interest income	499	10,358	2,379	22,374
Interest expense	(7,549)	(12,455)	(20,984)	(24,772)
Total other (expenses) income	(369,963)	174,717	(336,092)	114,764
Loss before income taxes	$(2,161,196)	$(565,880)	$(3,219,127)	$(1,610,742)
Income tax expense	-	-	-	-
Net loss	$(2,161,196)	$(565,880)	$(3,219,127)	$(1,610,742)

Net loss per share, basic and diluted:	$(0.13)	$(0.09)	$(0.26)	$(0.25)
Weighted average shares outstanding, basic and diluted:	16,291,610	6,350,080	12,473,568	6,344,281

The accompanying notes are an integral part to these unaudited consolidated condensed financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended June 30, 2020

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	(Loss)	Equity
Balance as of March 31, 2020	-	$-	9,212,106	$922	$110,284,952	$(106,665,437)	$(450,719)	$3,169,718
Stock based compensation	-	-	2,745,639	275	648,475	-	-	648,750
Issuance of common stock, net of offering costs/At-the-market offering	-	-	10,544,818	1,054	6,420,835	-	-	6,421,889
Common stock issued for note conversion	-	-	2,023,739	202	1,578,872	-	-	1,579,074
Net loss	-	-	-	-	-	(2,161,196)	-	(2,161,196)
Balance as of June 30, 2020	-	$-	24,526,302	$2,453	$118,933,134	$(108,826,633)	$(450,719)	$9,658,235

For the Three Months Ended June 30, 2019

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	(Loss)	Equity
Balance as of March 31, 2019	-	$-	6,385,405	$639	$105,743,575	$(103,135,303)	$(450,719)	$2,158,192
Stock based compensation	-	-	-	-	130,295	-	-	130,295
Net loss	-	-	-	-	-	(565,880)	-	(565,880)
Balance as of June 30, 2019	-	$-	6,385,405	$639	$105,873,870	$(103,701,183)	$(450,719)	$1,722,607

For the Six Months Ended June 30, 2020

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Loss	Equity
Balance as of December 31, 2019	-	$-	8,458,781	$846	$109,705,051	$(105,607,506)	$(450,719)	$3,647,672
Stock based compensation	-	-	2,745,639	275	671,713	-	-	671,988
Issuance of common stock, net of offering costs/At-the-market offering	-	-	10,947,893	1,095	6,805,911	-	-	6,807,006
Common stock issued for purchase of mining servers	-	-	350,250	35	171,587	-	-	171,622
Common stock issued for note conversion	-	-	2,023,739	202	1,578,872	-	-	1,579,074
Net loss	-	-	-	-	-	(3,219,127)	-	(3,219,127)
Balance as of June 30, 2020	-	$-	24,526,302	$2,453	$118,933,134	$(108,826,633)	$(450,719)	$9,658,235

For the Six Months Ended June 30, 2019

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	(Loss)	Equity
Balance as of December 31, 2018	-	$-	6,379,992	$638	$105,461,396	$(102,090,441)	$(450,719)	$2,920,874
Stock based compensation	-	-	-	-	412,475	-	-	412,475
Par value adjustment and additional shares issued due to reverse split	-	-	5,413	1	(1)	-	-	-
Net loss	-	-	-	-	-	(1,610,742)	-	(1,610,742)
Balance as of June 30, 2019	-	$-	6,385,405	$639	$105,873,870	$(103,701,183)	$(450,719)	$1,722,607

The accompanying notes are an integral part to these unaudited consolidated condensed financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,219,127)	$(1,610,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,010,270	274,722
Amortization of patents and website	35,588	35,588
Realized gain on sale of digital currencies	(4,260)	(24,444)
Change in fair value of warrant liability	(3,224)	76,304
Change in fair value of mining payable	66,547	-
Stock based compensation	671,988	412,475
Amortization of right-of-use assets	52,117	44,259
Changes in operating assets and liabilities:
Accounts receivables	-	-
Digital currencies	(878,648)	(586,459)
Lease liability	(53,736)	(43,672)
Prepaid expenses and other assets	58,886	122,853
Accounts payable and accrued expenses	173,555	(169,992)
Net cash used in operating activities	(2,090,044)	(1,469,108)
CASH FLOWS FROM INVESTING ACTIVITIES
Sale of digital currencies	775,349	606,363
Purchase of property and equipment	(1,277,455)	-
Deposit for purchase of the miners	(4,195,200)	-
Net cash provided by investing activities	(4,697,306)	606,363
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received on issuance of notes payable	62,500	-
Proceeds from issuance of common stock/At-the-market offering	7,061,603	-
Offering costs for the issuance of common stock/At-the-market offering	(254,597)	-
Net cash provided by financing activities	6,869,506	-

Net decrease in cash and cash equivalents	82,156	(862,745)
Cash and cash equivalents — beginning of period	692,963	2,551,171
Cash and cash equivalents — end of period	$775,119	$1,688,426

Supplemental schedule of non-cash investing and financing activities:
Par value adjustment due to reverse split	$-	$1
Common stock issued for purchase of mining servers	$171,622	$-
Reduction of share commitment for purchase of mining servers	$408,625
Common stock issued for note conversion	$1,579,074	$-

The accompanying notes are an integral part to these unaudited consolidated condensed financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

Marathon Patent Group, Inc. (the “Company”) was incorporated in the State of Nevada on February 23, 2010 under the name Verve Ventures, Inc. On December 7, 2011, the Company changed its name to American Strategic Minerals Corporation and was engaged in the business of exploration and potential development of uranium and vanadium minerals. In June 2012, the Company discontinued the minerals business and began to invest in real estate properties in Southern California. In October 2012, the Company discontinued its real estate business when the former CEO joined the firm and the Company commenced IP licensing operations, at which time the Company’s name was changed to Marathon Patent Group, Inc. The Company purchased cryptocurrency mining machines and established a data center in Canada to mine digital assets. The Company expanded its activities in the mining of new digital assets, while at the same time harvesting the value of its remaining IP assets. In order to streamline and create efficiencies, we outsource most of our operations to service providers, and our Granby facility and its bitcoin mining operations are provided by Block Maintain, Inc. Additionally, 24-hour security at our facility is provided by Securitas Canada.

On September 30, 2019, the Company consummated the purchase of 6000 S-9 Bitmain 13.5 TH/s Bitcoin Antminers (“Miners”) from SelectGreen Blockchain Ltd. (the “Seller”), a British Columbia corporation, for which the purchase price was $4,086,250 or 2,335,000 shares of its common stock at a price of $1.75 per share. As a result of an exchange cap requirement imposed in conjunction with the Company’s Listing of Additional Shares application filed with Nasdaq to the transaction, the Company issued 1,276,442 shares of its common stock which represented $2,233,773 of the $4,086,250 (constituting 19.9% of the issued and outstanding shares on the date of the Asset Purchase Agreement) and upon the receipt of shareholder approval, at the Annual Shareholders Meeting to be held on November 15, 2019, the Company was authorized issue the balance of the 1,058,558 unregistered common stock shares. The Company issued an additional 474,808 at $0.90 per share on December 27, 2019. On March 30, 2020, the Seller agreed to amend the total of number of shares to be issued was reduced to 2,101,500 shares and the rest of 350,250 shares were issued at $0.49 per share. There was no mining payable outstanding as of June 30, 2020.

On May 11, 2020, the Company purchased 700 new generation M305+ASIC Miners from MicroBT for approximately $1.3 million. The 700 miners produce 80/Th and will generate 56 PH/s (petahash) of hashing power, compared to the Company’s current S-9 production of 46 PH/s. These next generation MicroBT ASIC miners are markedly more energy efficient than our existing Bitmain models. These miners were delivered to the Company’s Hosting Facility in June and are producing Bitcoins.

The Company purchased 660 latest generation Bitmain S19 Pro Miners on May 12, 2020, 500 units on May 18, 2020 and an additional 500 units on June 11, 2020. These miners produce 110 TH/s and will generate 73 PH/s (petahash) of hashing power, compared to the Company’s S-9 production of 46 PH/s. The Company made the payments of approximately $4.2 million in the second quarter of 2020 and expects 660 of the 1,660 units to take delivery at its Hosting Facility in mid-August, and its hosting partner, Compute North, expects to install them within 48 hours of their arrival. The 1,000 remaining S-19 Pro Miners due to arrive in the 4th quarter will produce an additional 110 PH/s, which when installed will give the Company an aggregate Hashpower of 294 PH/s.

As of April 6, 2020, the Company received notice from the Nasdaq Capital Market (the “Capital Market”) that the Company has failed to maintain a minimum closing bid price of $1.00 per share of its Common Stock over the last consecutive 30 business days based upon the closing bid price for its common stock as required by Rule 5550(a)(2). However, the Rules also provide the Company a compliance period of 180 calendar days in which to regain compliance during which time it must maintain a minimum closing bid price of at least $1.00 per share for a minimum period of 10 consecutive business days, which must be completed by October 5, 2020. On April 20, 2020, the Company received a further notice from the Nasdaq Capital Market that the Company’s time to maintain a minimum closing bid price of at least $1.00 per share for a minimum period of 10 consecutive business days has been extended from October 5, 2020 to December 17, 2020. As of August 6, 2020, the Company believes it has regained compliance with Rule 5550(a)(2) as the closing bid price has been in excess of $1.00 per share for the past ten trading days.

Liquidity and Financial Condition

The Company’s consolidated condensed financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As disclosed in Note 4, on July 19, 2019, we entered into an At The Market Offering Agreement (the “Agreement”) with H.C. Wainwright & Co., LLC (“H.C. Wainwright”) which establishes an at-the-market equity program pursuant to which we may offer and sell shares of our common stock, par value $0.0001 per share (“Common Stock”), from time to time as set forth in the Agreement. The Agreement provided for the sale of shares of our Common Stock (“Shares”) having an aggregate offering price of up to $7.5 million (the Company’s ability to offer shares under the Agreement is limited to the amount of shares it may sell pursuant to General Instruction I.B.6. of Form S-3). During the six months ended June 30, 2020, 10,947,893 shares of common stock were issued under the Agreement for the total proceeds of approximately $7.1 million, net of offering cost of $0.3 million, and has sold all shares it is able to sell thereunder.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

As reflected in the consolidated condensed financial statements, the Company had an accumulated deficit of approximately $108.8 million at June 30, 2020, a net loss of approximately $3.2 million and approximately $2.1 million net cash used in operating activities for the six months ended June 30, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

On July 23, 2020, the Company entered into an underwriting agreement with H.C. Wainwright. The Company agree to sell H.C. Wainwright (the “Underwriter”) 7,666,666 shares of its common stock, including the exercise in full by the Underwriter of the option to purchase an additional 999,999 shares of common stock, at a public offering price of $0.90 per share. The gross proceeds of this offering, which closed on July 28, 2020, were approximately $6.9 million, and proceeds, net of underwriting discount and expenses of $0.6 million, were $6.3 million. Additionally, representative’s warrant to purchase 536,667 shares of our common stock with a five year term and an exercise price of $1.125 per share were issued.

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

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

The following table presents the activities of the digital currencies for the six months ended June 30, 2020:

Digital currencies at December 31, 2019	$1,141
Additions of digital currencies	878,648
Realized gain on sale of digital currencies	4,260
Sale of digital currencies	(775,349)
Digital currencies at June 30, 2020	$108,700

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

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of June 30, 2020 and December 31, 2019, respectively:

	Fair value measured at December 31, 2019
	Total carrying value at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant liability	$12,849	$-	$-	$12,849

	Fair value measured at June 30, 2020
	Total carrying value at June 30,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant liability	$9,625	$-	$-	$9,625

There were no transfers between Level 1, 2 or 3 during the six months ended June 30, 2020.

At June 30, 2020, the Company had an outstanding warrant liability in the amount of $9,625 associated with warrants that were issued in January 2017 and warrants issued related to the Convertible Notes issued in August and September of 2017. The following table rolls forward the fair value of the Company’s warrant liability, the fair value of which is determined by Level 3 inputs for the six months ended June 30, 2020.

Fair value of warrant liabilities

Fair value
Outstanding as of December 31, 2019	$12,849
Change in fair value of warrants	(3,224)
Outstanding as of June 30, 2020	$9,625

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

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at June 30, 2020 and 2019 are as follows:

	As of June 30,
	2020	2019
Warrants to purchase common stock	164,222	182,191
Options to purchase common stock	140,182	1,466,520
Convertible notes to exchange common stock	-	312,221
Total	304,404	1,960,932

The following table sets forth the computation of basic and diluted loss per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net loss attributable to common shareholders	$(2,161,196)	$(565,880)	$(3,219,127)	$(1,610,742)

Denominator:
Weighted average common shares - basic and diluted	16,291,610	6,350,080	12,473,568	6,344,281

Loss per common share - basic and diluted	$(0.13)	$(0.09)	$(0.26)	$(0.25)

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Sequencing

In connection with August 14, 2017 Convertible Note financing, the Company adopted a sequencing policy whereby all future instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation issued to employees or directors. This convertible note was satisfied in full during the second quarter of 2020, therefore as of June 30, 2020, no future instruments are subject to the company sequencing policy.

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

NOTE 3 – DEPOSIT, PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS

On May 11, 2020, the Company signed a Contract Addendum with Compute North, to pause and suspend services under its Colocation Agreement. This will suspend all production of Bitcoin using our S-9 miners.

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

On May 11, 2020, the Company purchased 700 new generation M305+ASIC Miners from MicroBT for approximately $1.3 million. The 700 miners produce 80/Th and will generate 56 PH/s (petahash) of hashing power, compared to the Company’s current S-9 production of 46 PH/s. These next generation MicroBT ASIC miners are markedly more energy efficient than our existing Bitmain models. These miners have been delivered to the Company’s Hosting Facility in June and are producing Bitcoins.

The Company purchased 660 latest generation Bitmain S19 Pro Miners on May 12, 2020, 500 units on May 18, 2020 and an additional 500 units on June 11, 2020. These miners produce 110 TH/s and will generate 73 PH/s (petahash) of hashing power, compared to the Company’s S-9 production of 46 PH/s. The Company made the payments of approximately $4.2 million in the second quarter of 2020 and expects 660 of the 1,660 units to take delivery at its Hosting Facility in mid-August, and its hosting partner, Compute North, expects to install them within 48 hours of their arrival. The 1,000 remaining S-19 Pro Miners due to arrive in the 4th quarter will produce an additional 110 PH/s, which when installed will give the Company an aggregate Hashpower of 294 PH/s.

As of June 30, 2020, approximately $4.2 million cash paid for Miners was recorded as deposit on the balance sheet.

The components of property, equipment and intangible assets as of June 30, 2020 and December 31, 2019 are:

	Useful life (Years)	June 30, 2020	December 31, 2019
Website	7	$121,787	$121,787
Mining equipment	2	7,989,335	7,120,505
Mining patent	17	1,210,000	1,210,000
Gross property, equipment and intangible assets		9,321,122	8,452,292
Less: Accumulated depreciation and amortization		(4,669,603)	(3,623,745)
Property, equipment and intangible assets, net		$4,651,519	$4,828,547

The Company’s depreciation expense for the three months ended June 30, 2020 and 2019 were $499,489 and $137,361, and amortization expense were $17,794 and $17,794 for the three months ended June 30, 2020 and 2019, respectively. The Company’s depreciation expense for the six months ended June 30, 2020 and 2019 were $1.0 million and $274,722, and amortization expense were $35,588 and $35,588 for the six months ended June 30, 2020 and 2019, respectively.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - STOCKHOLDERS’ EQUITY

Common Stock

At The Market Offering Agreement

On July 19, 2019, we entered into an At The Market Offering Agreement (the “Agreement”) with H.C. Wainwright & Co., LLC (“H.C. Wainwright”) which establishes an at-the-market equity program pursuant to which we may offer and sell shares of our common stock, par value $0.0001 per share (“Common Stock”), from time to time as set forth in the Agreement. The Agreement provided for the sale of shares of our Common Stock (“Shares”) having an aggregate offering price of up to $7.5 million (the Company’s ability to offer shares under the Agreement is limited to the amount of shares it may sell pursuant to General Instruction I.B.6. of Form S-3).

During the six months ended June 30, 2020, 10,947,893 shares of common stock were issued under the Agreement for the total proceeds of approximately $7.1 million, net of offering cost of $0.3 million, and the Company has sold all shares possible under the Agreement.

Series B Convertible Preferred Stock

As of June 30, 2020, there was no share of Series B Convertible Preferred Stock outstanding.

Series E Preferred Stock

There was no Series E Convertible Preferred Stock outstanding as of June 30, 2020.

Common Stock Warrants

A summary of the status of the Company’s outstanding stock warrants and changes during the six months ended June 30, 2020 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2019	182,191	$25.04	2.8
Expired	(17,969)	59.14	-
Outstanding as of June 30, 2020	164,222	$21.30	1.8
Warrants exercisable as of June 30, 2020	164,222	$21.30	1.8

Common Stock Options

On May 5, 2020, the Compensation Committee of the Board of Directors held a meeting and approved bonuses and stock option grants for Directors and Officers for their contributions to the growth of Marathon Patent Group, Inc., for the year ended December 31, 2019. Total awards to be granted amounted to 1,158,138 restricted stock units at a price of $0.43 per unit with a term of one year, vesting quarterly in equal amounts, and (ii) cash award of $105,000 to Merrick Okamoto and $54,000 to David Lieberman. In addition, the Compensation Committee agreed to cancel 1,587,500 existing stock options for Directors, Officers and outside legal counsel, and replace them with 1,587,500 restricted stock units at a price of $0.43 per unit with a term of one year, vesting quarterly in equal amounts.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

A summary of the stock options as of June 30, 2020 and changes during the period are presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2019	1,731,745	$5.50	7.92
Cancelled	(1,587,500)	2.28	-
Expired	(4,063)	110.67	-
Outstanding as of June 30, 2020	140,182	$38.92	4.63
Options vested and expected to vest as of June 30, 2020	140,182	$38.92	4.63
Options vested and exercisable as of June 30, 2020	127,682	$42.53	4.69

Restricted Stock

A summary of the restricted stock award activity for the six months ended June 30, 2020 as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2019	18,750	$6.88
Granted	2,745,639	$0.43
Vested	(698,910)	$0.55
Nonvested at June 30, 2020	2,065,479	$0.45

NOTE 5 - DEBT, COMMITMENTS AND CONTINGENCIES

Debt consists of the following:

	Maturity	Interest	March 31,	December 31,
	Date	Rate	2020	2019

Convertible Note	9/1/2021	5%	-	999,106
Less: debt discount			-	-
Total convertible notes, net of discount			-	999,106

Total			-	999,106
Less: current portion			-	-
Long term portion			-	999,106

On August 14, 2017, the Company entered into a unit purchase agreement (the “Unit Purchase Agreement”) with certain accredited investors providing for the sale of up to $5,500,000 of 5% secured convertible promissory notes (the “Convertible Notes”), which are convertible into shares of the Corporation’s common stock, and the issuance of warrants to purchase 1,718,750 shares of the Company’s Common Stock (the “Warrants”). The Convertible Notes are convertible into shares of the Company’s Common Stock at the lesser of (i) $0.80 per share or (ii) the closing bid price of the Company’s common stock on the day prior to conversion of the Convertible Note; provided that such conversion price may not be less than $0.40 per share. The Warrants have an exercise price of $4.80 per share. In two closings of the Unit Purchase Agreement, the Company issued $5,500,000 in Convertible Notes to the investors. The remaining balance of the Convertible Notes were due to mature on May 31, 2018. On February 10, 2020, in consideration of the payment of $65,000, the investor agreed to extend the maturity date to September 1, 2021, and the conversion price changed to the lower of, the closing price on the previous days close prior to the conversion request or a maximum conversion price of $1.00 and a floor of $0.80. The Company made such payment on February 11, 2020. On May 19, 2020, the Company amended the note with the investor to reduce the conversion price to $0.6 per share. During the six months ended June 30, 2020, $999,106 remaining balance of the Convertible Notes and $215,136 of accrued and unpaid interest were converted into 2,023,739 shares of the Company’s Common Stock, and the Company recorded $364,832 expenses pursuant to the inducement of the conversion terms.

During the six months ended June 30, 2020 and 2019, there was no amortization of debt discount. Interest expenses were $8,414 and $12,454 for the three months ended June 30, 2020 and 2019, respectively. Interest expenses were $20,869 and $24,772 for the six months ended June 30, 2020 and 2019, respectively.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note Payable

On May 6, 2020, the Company entered into a Paycheck Protection Program Promissory Note agreement with a bank which is providing $62,500 to the Company. The note accrues interest at a rate of 1% per annum and matures on May 6, 2022.

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

Operation lease costs are recorded on a straight-line basis within operating expenses. The Company’s total lease expense is comprised of the following:

	For the Three Months Ended
	June 30, 2020	June 30, 2019
Operating leases
Operating lease cost	$26,333	$27,065
Operating lease expense	26,333	27,065
Short-term lease rent expense	6,072	5,841
Total rent expense	$32,405	$32,906

	For the Six Months Ended
	June 30, 2020	June 30, 2019
Operating leases
Operating lease cost	$53,122	$53,311
Operating lease expense	53,122	53,311
Short-term lease rent expense	12,064	9,948
Total rent expense	$65,186	$63,259

Additional information regarding the Company’s leasing activities as a lessee is as follow:

	For the Six Months Ended
	June 30, 2020	June 30, 2019
Operating cash flows from operating leases	$52,246	$52,314
Weighted-average remaining lease term – operating leases	1.4	1.8
Weighted-average discount rate – operating leases	6.5%	6.5%

As of June 30, 2020, contractual minimal lease payments are as follows:

2020	$43,181
2021	94,997
2022	25,908
Total	164,086
Less present value discount	(9,384)
Less current portion of operating lease liabilities	(87,447)
Non-current operating lease liabilities	$67,255

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

On July 23, 2020, the Company entered into an underwriting agreement with H.C. Wainwright. The Company agree to sell H.C. Wainwright (the “Underwriter”) 7,666,666 shares of its common stock, including the exercise in full by the Underwriter of the option to purchase an additional 999,999 shares of common stock, at a public offering price of $0.90 per share. The gross proceeds of this offering, which closed on July 28, 2020, were approximately $6.9 million, and proceeds, net of underwriting discount and expenses of $0.6 million, were $6.3 million. Additionally, representative’s warrant to purchase 536,667 shares of our common stock with a five year term and an exercise price of $1.125 per share were issued.

On July 29, 2020, the Company announced the purchase of 700 next generation M31S+ASIC Miners from MicroBT. The miners are expected to arrive mid-August. Additionally, Bitmain has notified the Company that 660 of the 1,660 Bitmain S-19 Pro Miners previously purchase will be delivered in mid-August. The 1,000 remaining S-19 Pro Miners due to arrive in the 4th quarter will produce an additional 110 PH/s, which when installed will give the Company an aggregate Hashpower of 294 PH/s.

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

We entered into an At The Market Offering Agreement (the “Agreement”) with H.C. Wainwright & Co., LLC (“H.C. Wainwright”) which establishes an at-the-market equity program pursuant to which we may offer and sell shares of our common stock, par value $0.0001 per share (“Common Stock”), from time to time as set forth in the Agreement. The Agreement provides for the sale of shares of our Common Stock (“Shares”) having an aggregate offering price of up to $7.5 million (the Company’s ability to offer shares under the Agreement is limited to the amount of shares it may sell pursuant to General Instruction I.B.6. of Form S-3). During the six months ended June 30, 2020, 10,947,893 shares of common stock were issued under the Agreement Offering for the total proceeds of approximately $7.1 million, net of offering cost of $0.3 million.

On September 30, 2019, we consummated the purchase of 6000 S-9 Bitmain 13.5 TH/s Bitcoin Antminers (“Miners”) from SelectGreen Blockchain Ltd. (the “Seller”), a British Columbia corporation, for which the purchase price was $4,086,250 or 2,335,000 shares of its common stock at a price of $1.75 per share. As a result of an exchange cap requirement imposed in conjunction with our Listing of Additional Shares application filed with Nasdaq to the transaction, we issued 1,276,442 shares of its common stock which represented $2,233,773 of the $4,086,250 (constituting 19.9% of the issued and outstanding shares on the date of the Asset Purchase Agreement) and upon the receipt of shareholder approval, at the Annual Shareholders Meeting to be held on November 15, 2019, we received approval to issue the balance of the 1,058,558 unregistered common stock shares. We have issued an additional 474,808 at $0.90 per share on December 27, 2019. On March 30, 2020, the Seller has agreed to amend the total of number of shares to be issued was reduced to 2,101,500 shares and the rest of 350,250 shares were issued at $0.49 per share.

In March 2020, the World Health Organization categorized the novel coronavirus (COVID-19) as a pandemic, and it continues to spread throughout the United States and the rest of the world with different geographical locations impacted more than others. The outbreak of COVID-19 and public and private sector measures to reduce its transmission, such as the imposition of social distancing and orders to work-from-home, stay-at-home and shelter-in-place, have had a minimal impact on our day to day operations. However, this could impact our efforts to work with other businesses as they have had to adjust, reduce or suspend their operating activities. The extent of the impact will vary depending on the duration and severity of the economic and operational impacts of COVID-19. The Company is unable to predict the ultimate impact at this time. With the current worldwide situation caused by COVID-19 and related circumstances, there can be no assurances as to when we may see any recovery in the bitcoin market, and if so, whether any recovery might be significant.

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

Results of Operations

For the Three and Six Months Ended June 30, 2020 and 2019

We generated revenues of $286,161 and $878,648 during the three and six months ended June 30, 2020 as compared to $355,765 and $586,459 during the three and six months ended June 30, 2019. For the three and six months ended June 30, 2020, this represented a decrease of $69,604 or 20% and an increase of $292,189 or 50% over the same period in 2019. Revenue for the three months ended June 30, 2020 and 2019 were derived primarily from cryptocurrency mining.

Direct cost of revenues during the three and six months ended June 30, 2020 amounted to $740,483 and $1,893,724 and for the three and six months ended June 30, 2019, the direct cost of revenues amounted to $498,588 and $1,007,228. For the three and six months ended June 30, 2020, this represented an increase of $241,895 or 49% and $886,496 or 88% over the same period in 2019. Direct costs of revenue include depreciation and amortization expenses of the cryptocurrency mining machines and patents, contingent payments to patent enforcement legal costs, patent enforcement advisors and inventors as well as various non-contingent costs associated with enforcing the Company’s patent rights and otherwise in developing and entering into settlement and licensing agreements that generate the Company’s revenue.

We incurred other operating expenses of $1,336,911 and $1,867,959 for the three and six months June 30, 2020 and $597,774 and $1.3 million for the three and six months ended June 30, 2019. For the three and six months ended June 30, 2020, this represented an increase of $739,137 or 124% and $563,222 or 43% over 2019. These expenses primarily consisted of stock-based compensation, compensation to our officers, directors and employees, professional fees and consulting incurred in connection with the day-to-day operation of our business.

The operating expenses consisted of the following:

	Total Other Operating Expenses		Total Other Operating Expenses
	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Compensation and related taxes (1)	$1,060,480	$328,604	$1,294,137	$815,291
Consulting fees (2)	24,313	30,000	66,125	50,000
Professional fees (3)	162,552	110,341	309,194	195,374
Other general and administrative (4)	89,566	128,829	198,503	244,072
Total	$1,336,911	$597,774	$1,867,959	$1,304,737

Non-cash other operating expenses for the three and six months ended June 30, 2020, include non-cash other operating expenses totaling $23,238 and $671,987, and $130,295 and $434,566 for the three and six months ended June 30, 2019 respectively. Non-cash operating expenses consisted of the following:

	Non-Cash Other Operating Expenses		Non-Cash Other Operating Expenses
	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Compensation and related taxes (1)	$23,238	$130,295	$671,987	$434,566
Total	$23,238	$130,295	$671,987	$434,566

(1)	Compensation expense and related taxes: Compensation expense includes cash compensation and related payroll taxes and benefits, and non-cash equity compensation expenses. For the three and six months ended June 30, 2020, compensation expense and related payroll taxes were $1,060,480 and $1,294,137, an increase of $731,876 or 223% and $478,846 or 59% over the comparable periods in 2019. During the three and six months ended June 30, 2020, we recognized non-cash employee and board equity-based compensation of $23,238 and $671,987, respectively, and $130,295 and $434,566 for the three and six months ended June 30, 2019, respectively.

(2)	Consulting fees: For the three and six months ended June 30, 2020, we incurred consulting fees of $24,313 and $66,125, a decrease of $5,687 or 19% and an increase of $16,125 or 32% over the comparable periods in 2019. Consulting fees include both cash and non-cash related consulting fees primarily for investor relations and public relations services as well as other consulting services.

(3)	Professional fees: For the three and six months ended June 30, 2020 professional fees were $162,552 and $309,194, an increase of $52,211 or 47% and $113,820 or 58% over the comparable periods in 2019. Professional fees primarily reflect the costs of professional outside accounting fees, legal fees and audit fees.

(4)	Other general and administrative expenses: For the three and six months ended June 30, 2020, other general and administrative expenses were $89,566 and $198,503, a decrease of $39,263 or 30% and $45,569 or 19% over the comparable periods in 2019. General and administrative expenses reflect the other non-categorized operating costs of the Company and include expenses related to being a public company, rent, insurance, technology and other expenses incurred to support the operations of the Company.

Operating Loss

We reported operating loss from continuing operations of $1.8 million and $2.9 million for the three and six months ended June 30, 2020 and operating loss of $0.7 million and $1.7 million for the three and six months ended June 30, 2019.

Other (Expenses) Income

Total other expenses was $369,963 and $336,092 for the three and six months ended June 30, 2020 and other income of $174,717 and $114,764 for the three and six months ended June 30, 2019, respectively.

Net Loss Available to Common Shareholders

We reported net loss of $2.2 million and $3.2 million for the three and six months ended June 30, 2020 and net loss of $0.6 million and $1.6 million for the three and six months ended June 30, 2019.

Liquidity and Capital Resources

The Company’s condensed consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

On July 19, 2019, we entered into an At The Market Offering Agreement (the “Agreement”) with H.C. Wainwright & Co., LLC (“H.C. Wainwright”) which establishes an at-the-market equity program pursuant to which we may offer and sell shares of our common stock, par value $0.0001 per share (“Common Stock”), from time to time as set forth in the Agreement. The Agreement provides for the sale of shares of our Common Stock (“Shares”) having an aggregate offering price of up to $7.5 million (the Company’s ability to offer shares under the Agreement is limited to the amount of shares it may sell pursuant to General Instruction I.B.6. of Form S-3). During the six months ended June 30, 2020, 10,947,893 shares of common stock were issued under the Agreement Offering for the total proceeds of approximately $7.1 million, net of offering cost of $0.3 million.

As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit of approximately $108.8 million at June 30, 2020, a net loss of approximately $3.2 million and $2.1 million net cash used in operating activities for the six months ended June 30, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At June 30, 2020, the Company’s cash and cash equivalents balances totaled $775,119 compared to $692,963 at December 31, 2019.

Net working capital increased by $5.2 million, to working capital of $4.9 million at June 30, 2020 from working capital deficit of $358,577 at December 31, 2019.

Cash used in operating activities was $2.1 million during the six months ended June 30, 2020 compared to cash used in operating activities of $1.5 million during the six months ended June 30, 2019.

Cash used in investing activities was $4.7 during the six months ended June 30, 2020 compared to cash provided by investing activities of $606,363 for the six months ended June 30, 2019.

Cash provided by financing activities was $6.9 million during the six months ended June 30, 2020.

On July 23, 2020, the Company entered into an underwriting agreement with H.C. Wainwright. The Company agree to sell H.C. Wainwright (the “Underwriter”) 7,666,666 shares of its common stock, including the exercise in full by the Underwriter of the option to purchase an additional 999,999 shares of common stock, at a public offering price of $0.90 per share. The gross proceeds of this offering, which closed on July 28, 2020, were approximately $6.9 million, and proceeds, net of underwriting discount and expenses of $0.6 million, were $6.3 million. Additionally, representative’s warrant to purchase 536,667 shares of our common stock with a five year term and an exercise price of $1.125 per share were issued.

Based on our current revenue and profit projections, we are uncertain that our existing cash will be sufficient to fund its operations through at least the next twelve months, raising substantial doubt regarding our ability to continue operating as a going concern. If we do not meet our revenue and profit projections or the business climate turns negative, then we will need to:

●	raise additional funds to support our operations, through, among other potential sources, our newly effected Agreement Facility with H.C. Wainwright; provided, however, there is no assurance that we will be able to raise such additional funds on acceptable terms, if at all. If we raise additional funds by issuing securities, existing stockholders may be diluted; and

●	review strategic alternatives.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework in the 2013 COSO framework. Based on this assessment, management concluded that our disclosure controls and procedures were not effective.

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

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: August 14, 2020

MARATHON PATENT GROUP, INC.

By:	/s/ Merrick Okamoto
Name:	Merrick Okamoto
Title:	Chief Executive Officer and Executive Chairman
(Principal Executive Officer)

By:	/s/ David Lieberman
Name:	David Lieberman
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

