Form 10-Q
period 2020-09-30
Marathon Patent Group, Inc.
filed 2020-11-12
CIK 1507605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, 51,599,792 shares of common stock are issued and outstanding as of November 6, 2020.

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

Item 1. Financial Statements

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,252,110	$692,963
Digital currencies	451,889	1,141
Deposit	13,269,670	-
Prepaid expenses and other current assets	627,552	800,024
Total current assets	31,601,221	1,494,128

Other assets:
Property and equipment, net of accumulated depreciation and impairment charges of $7,507,970 and $6,157,786 for September 30, 2020 and December 31, 2019, respectively	4,682,293	3,754,969
Right-of-use assets	224,954	297,287
Intangible assets, net of accumulated amortization of $189,804 and $136,422 for September 30, 2020 and December 31, 2019, respectively	1,020,196	1,073,578
Total other assets	5,927,443	5,125,834
TOTAL ASSETS	$37,528,664	$6,619,962

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,010,188	$1,238,197
Mining servers payable	-	513,700
Current portion of lease liability	93,197	87,959
Warrant liability	31,500	12,849
Total current liabilities	1,134,885	1,852,705
Long-term liabilities
Convertible notes payable	-	999,106
Note payable	62,500	-
Lease liability	44,361	120,479
Total long-term liabilities	106,861	1,119,585
Total liabilities	1,241,746	2,972,290

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, no shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized; 38,962,432 and 8,458,781 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	3,897	846
Additional paid-in capital	147,554,790	109,705,051
Accumulated other comprehensive loss	(450,719)	(450,719)
Accumulated deficit	(110,821,050)	(105,607,506)
Total stockholders’ equity	36,286,918	3,647,672
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$37,528,664	$6,619,962

The accompanying notes are an integral part to these unaudited consolidated condensed financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues
Cryptocurrency mining revenue	$835,184	$321,716	$1,713,832	$908,175
Total revenues	835,184	321,716	1,713,832	908,175

Operating costs and expenses
Cost of revenue	1,636,046	478,811	3,529,770	1,486,039
Compensation and related taxes	614,604	409,609	1,908,741	1,224,900
Consulting fees	259,563	34,000	325,688	84,000
Professional fees	206,368	91,908	515,562	287,282
General and administrative	112,800	115,247	311,303	359,319
Total operating expenses	2,829,381	1,129,575	6,591,064	3,441,540
Operating loss	(1,994,197)	(807,859)	(4,877,232)	(2,533,365)
Other income (expenses)
Other income	7,983	300	114,391	181,195
Foreign exchange loss	-	-	-	(11,873)
Loss on conversion of note	-	-	(364,832)	-
Realized gain (loss) on sale of digital currencies	11,206	(11,236)	15,466	13,208
Change in fair value of warrant liability	(21,875)	68,551	(18,651)	(7,753)
Change in fair value of mining payable	-	-	(66,547)	-
Interest income	2,466	8,428	4,845	30,802
Interest expense	-	(12,591)	(20,984)	(37,363)
Total other (expenses) income	(220)	53,452	(336,312)	168,216
Loss before income taxes	$(1,994,417)	$(754,407)	$(5,213,544)	$(2,365,149)
Income tax expense	-	-	-	-
Net loss	$(1,994,417)	$(754,407)	$(5,213,544)	$(2,365,149)

Net loss per share, basic and diluted:	$(0.06)	$(0.12)	$(0.28)	$(0.37)
Weighted average shares outstanding, basic and diluted:	31,520,736	6,372,061	18,868,967	6,353,643

Net loss	$(1,994,417)	$(754,407)	$(5,213,544)	$(2,365,149)
Other comprehensive income:
Unrealized gain on foreign currency translation	-	-	-	-
Comprehensive loss attributable to Marathon Patent Group, Inc.	$(1,994,417)	$(754,407)	$(5,213,544)	$(2,365,149)

The accompanying notes are an integral part to these unaudited consolidated condensed financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended September 30, 2020

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of June 30, 2020	-	$-	24,526,302	$2,453	$118,933,134	$(108,826,633)	$(450,719)	$9,658,235
Stock based compensation	-	-	-	-	360,211	-	-	360,211
Issuance of common stock, net of offering costs/At-the-market offering	-	-	6,764,742	676	21,985,300	-	-	21,985,976
Issue common stock and warrant for cash	-	-	7,666,666	767	6,270,833	-	-	6,271,600
Warrant exercised for cash	-	-	4,722	1	5,312	-	-	5,313
Net loss	-	-	-	-	-	(1,994,417)	-	(1,994,417)
Balance as of September 30, 2020	-	$-	38,962,432	$3,897	$147,554,790	$(110,821,050)	$(450,719)	$36,286,918

For the Three Months Ended September 30, 2019

							Accumulated
	Preferred Stock		Common Stock		Additional Paid-	Accumulated	Other Comprehensive	Total Stockholders’
	Number	Amount	Number	Amount	in Capital	Deficit	Income (Loss)	Equity
Balance as of June 30, 2019	-	$-	6,385,405	$639	$105,873,870	$(103,701,183)	$(450,719)	$1,722,607
Stock based compensation	-	-	-	-	207,555	-	-	207,555
Issuance of common stock, net of offering costs/At-the-market offering	-	-	41,614	4	79,813	-	-	79,817
Common stock issued for purchase of mining servers	-	-	1,276,442	128	2,233,645	-	-	2,233,773
Net loss	-	-	-	-	-	(754,407)	-	(754,407)
Balance as of September 30, 2019	-	$-	7,703,461	$771	$108,394,883	$(104,455,590)	$(450,719)	$3,489,345

For the Nine Months Ended September 30, 2020

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Loss	Equity
Balance as of December 31, 2019	-	$-	8,458,781	$846	$109,705,051	$(105,607,506)	$(450,719)	$3,647,672
Stock based compensation	-	-	2,745,639	275	1,031,924	-	-	1,032,199
Issuance of common stock, net of offering costs/At-the-market offering	-	-	17,712,635	1,771	28,791,211	-	-	28,792,982
Common stock issued for purchase of mining servers	-	-	350,250	35	171,587	-	-	171,622
Common stock issued for note conversion	-	-	2,023,739	202	1,578,872	-	-	1,579,074
Issue common stock and warrant for cash	-	-	7,666,666	767	6,270,833	-	-	6,271,600
Warrant exercised for cash	-	-	4,722	1	5,312	-	-	5,313
Net loss	-	-	-	-	-	(5,213,544)	-	(5,213,544)
Balance as of September 30, 2020	-	$-	38,962,432	$3,897	$147,554,790	$(110,821,050)	$(450,719)	$36,286,918

For the Nine Months Ended September 30, 2019

							Accumulated
	Preferred Stock		Common Stock		Additional Paid-	Accumulated	Other Comprehensive	Total Stockholders’
	Number	Amount	Number	Amount	in Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2018	-	$-	6,379,992	$638	$105,461,396	$(102,090,441)	$(450,719)	$2,920,874
Stock based compensation	-	-	-	-	620,030	-	-	620,030
Par value adjustment and additional shares issued due to reverse split	-	-	5,413	1	(1)	-	-	-
Issuance of common stock, net of offering costs/At-the-market offering	-	-	41,614	4	79,813	-	-	79,817
Common stock issued for purchase of mining servers	-	-	1,276,442	128	2,233,645	-	-	2,233,773
Net loss	-	-	-	-	-	(2,365,149)	-	(2,365,149)
Balance as of September 30, 2019	-	$-	7,703,461	$771	$108,394,883	$(104,455,590)	$(450,719)	$3,489,345

The accompanying notes are an integral part to these unaudited consolidated condensed financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,213,544)	$(2,365,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,797,959	412,083
Amortization of patents and website	53,382	53,382
Realized gain (loss) on sale of digital currencies	(15,466)	(13,208)
Change in fair value of warrant liability	18,651	7,753
Change in fair value of mining payable	66,547	-
Stock based compensation	1,032,199	620,030
Amortization of right-of-use assets	72,332	67,602
Changes in operating assets and liabilities:
Accounts receivables	-	-
Digital currencies	(1,713,832)	(908,175)
Lease liability	(70,880)	(66,707)
Prepaid expenses and other assets	172,472	154,930
Accounts payable and accrued expenses	351,960	(163,822)
Net cash used in operating activities	(3,448,220)	(2,201,281)
CASH FLOWS FROM INVESTING ACTIVITIES
Sale of digital currencies	1,278,550	918,502
Purchase of property and equipment	(3,133,908)	(5,224)
Deposit for purchase of the miners	(13,269,670)	-
Net cash (used in) provided by investing activities	(15,125,028)	913,278
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received on issuance of notes payable	62,500	-
Proceeds from issuance of common stock/At-the-market offering	29,756,736	83,453
Offering costs for the issuance of common stock/At-the-market offering	(963,754)	(3,636)
Proceeds from issuance of common stock and warrant, net	6,271,600	-
Proceeds received on exercise of warrants	5,313	-
Net cash provided by financing activities	35,132,395	79,817

Net increase (decrease) in cash and cash equivalents	16,559,147	(1,208,186)
Cash and cash equivalents — beginning of period	692,963	2,551,171
Cash and cash equivalents — end of period	$17,252,110	$1,342,985

Supplemental schedule of non-cash investing and financing activities:
Par value adjustment due to reverse split	$-	$1
Common stock issued for purchase of mining servers	$171,622	$2,233,773
Mining servers payable	$-	$1,852,477
Reduction of share commitment for purchase of mining servers	$408,625	$-
Common stock issued for note conversion	$1,579,074	$-

The accompanying notes are an integral part to these unaudited consolidated condensed financial statements.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

Marathon Patent Group, Inc. (the “Company”) was incorporated in the State of Nevada on February 23, 2010 under the name Verve Ventures, Inc. On December 7, 2011, the Company changed its name to American Strategic Minerals Corporation and was engaged in the business of exploration and potential development of uranium and vanadium minerals. In June 2012, the Company discontinued the minerals business and began to invest in real estate properties in Southern California. In October 2012, the Company discontinued its real estate business when the former CEO joined the firm, and the Company commenced IP licensing operations, at which time the Company’s name was changed to Marathon Patent Group, Inc. The Company purchased cryptocurrency mining machines and established a data center in Canada to mine digital assets. The Company expanded its activities in the mining of new digital assets, while at the same time harvesting the value of its remaining IP assets.

On September 30, 2019, the Company consummated the purchase of 6000 S-9 Bitmain 13.5 TH/s Bitcoin Antminers (“Miners”) from SelectGreen Blockchain Ltd. (the “Seller”), a British Columbia corporation, for which the purchase price was $4,086,250 or 2,335,000 shares of its common stock at a price of $1.75 per share. As a result of an exchange cap requirement imposed in conjunction with the Company’s Listing of Additional Shares application filed with Nasdaq to the transaction, the Company issued 1,276,442 shares of its common stock which represented $2,233,773 of the $4,086,250 (constituting 19.9% of the issued and outstanding shares on the date of the Asset Purchase Agreement) and upon the receipt of shareholder approval, at the Annual Shareholders Meeting to be held on November 15, 2019, the Company was authorized to issue  the balance of the 1,058,558 unregistered common stock shares. The Company issued an additional 474,808 at $0.90 per share on December 27, 2019. On March 30, 2020, the Seller agreed to amend the total number of shares to be issued which was  reduced to 2,101,500 shares and the rest of 350,250 shares were issued at $0.49 per share. There was no mining payable outstanding as of September 30, 2020.

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

The Company purchased 660 latest generation Bitmain S19 Pro Miners on May 12, 2020, 500 units on May 18, 2020 and an additional 500 units on June 11, 2020. These miners produce 110 TH/s and will generate 73 PH/s (petahash) of hashing power, compared to the Company’s S-9 production of 46 PH/s. The Company made the payments of approximately $4.2 million in the second quarter of 2020 and expects 660 of the 1,660 units to take delivery at its Hosting Facility in mid-August, and its hosting partner, Compute North, expects to install them within 48 hours of their arrival. The 1,000 remaining S-19 Pro Miners arrived in the 4th quarter and will produce an additional 110 PH/s increasing the Company to an aggregate Hashpower of 294 PH/s.

On July 29, 2020, the Company announced the purchase of 700 next generation M31S+ASIC Miners from MicroBT. The miners arrived mid-August. Additionally, 660 of the 1,660 Bitmain S-19 Pro Miners previously purchased were delivered in mid-August. The 1,000 remaining S-19 Pro Miners due to arrive in the 4th quarter will produce an additional 110 PH/s, which when installed will give the Company an aggregate Hashpower of 294 PH/s.

On August 13, 2020, the Company entered into a Long Term Purchase Contract with Bitmaintech PTE., LTD (“Bitmain”) for the purchase of 10,500 next generation Antminer S-19 Pro ASIC Miners. The purchase price per unit is $2,362.00 ($2,205.63 with a 6.62% discount) for a total purchase price of $24,801,000.00 (with a 6.62% discount for a discounted price of $23,159,173.80). The parties confirm that the total hashrate of the Antminers under this agreement shall not be less than 1,155,000.00TH/s.

The Company shall pay for the Antminers as follows:

(1)	Twenty percent (20%) of the total purchase price shall be paid as a nonrefundable down payment within forty-eight (48) hours of execution of the agreement.

(2)	The Company shall pay the twenty percent (20%) of the total purchase price prior to September 20, 2020.

(3)	The Company shall pay the ten percent (10%) of the total purchase price prior to October 10, 2020.

(4)	The Company shall pay the remaining fifty percent (50%) of the total purchase price in equal monthly installments due not less than fifty-five (55) days prior to the scheduled delivery of the Product(s) as follows:

a)	eight-point thirty-three percent (8.33%) no later than 55 days prior to each scheduled delivery period as to the first installment of products to be shipped to the Company in January 2021.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

b)	eight-point thirty-three percent (8.33%) no later than 55 days prior to each scheduled delivery period as to the second installment of the products to be shipped to the Company in February 2021.

c)	eight-point thirty-three percent (8.33%) no later than 55 days prior to each scheduled delivery period as to the third installment of the products to be shipped to the Company in March 2021.

d)	eight-point thirty-three percent (8.33%) no later than 55 days prior to each scheduled delivery period as to the fourth installment of the products to be shipped to the Company in April 2021.

e)	eight-point thirty-three percent (8.33%) no later than 55 days prior to each scheduled delivery period as to the fifth installment of the products to be shipped to the Company in May 2021.

f)	eight-point thirty-three percent (8.33%) no later than 55 days prior to each scheduled delivery period as to the sixth installment of the products to be shipped to the Company in June 2021.

Subject to the timely payment of the purchase price, Bitmain shall deliver products according to the following schedule: 1,500 Units on or before January 31, 2021; and 1,800 units on or before each of February 28, 2021; March 31, 2021; April 30, 2021, May 31, 2021 and June 30, 2021.

As of April 6, 2020, the Company received notice from the Nasdaq Capital Market (the “Capital Market”) that the Company has failed to maintain a minimum closing bid price of $1.00 per share of its Common Stock over the last consecutive 30 business days based upon the closing bid price for its common stock as required by Rule 5550(a)(2). However, the Rules also provide the Company a compliance period of 180 calendar days in which to regain compliance during which time it must maintain a minimum closing bid price of at least $1.00 per share for a minimum period of 10 consecutive business days, which must be completed by October 5, 2020. On April 20, 2020, the Company received a further notice from the Nasdaq Capital Market that the Company’s time to maintain a minimum closing bid price of at least $1.00 per share for a minimum period of 10 consecutive business days has been extended from October 5, 2020 to December 17, 2020. In August 2020, the Company regained compliance with Rule 5550(a)(2) as the closing bid price has been in excess of $1.00 per share for the requisite time period.

Liquidity and Financial Condition

The Company’s consolidated condensed financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As disclosed in Note 4, the Company has raised cash proceeds from the sale of its common stock during the nine months ended September 30, 2020 as follows:

Offering	Gross Proceeds	Offering Costs	Net Proceeds
2019 At the Market Offering Agreement	$7.4 million	$0.3 million	$7.1 million
2020 Follow On Offering	$6.9 million	$0.6 million	$6.3 million
2020 At the Market Offering (ongoing)	$29.8 million	$1.0 million	$28.8 million

As reflected in the consolidated condensed financial statements, the Company had an accumulated deficit of approximately $110.6 million at September 30, 2020, a net loss of approximately $4.997 million and approximately $3.448 million net cash used in operating activities for the nine months ended September 30, 2020. As a result, the Company believes it has sufficient cash flow for operations through ____ 202_.

The impact of the worldwide spread of a novel strain of coronavirus (“COVID 19”) has been and continues to be unprecedented and unpredictable, but based on the Company’s current assessment, the Company does not expect any material impact on its long-term strategic plans, operations and its liquidity due to the worldwide spread of COVID-19. However, the Company is continuing to assess the effect on its operations by monitoring the spread of COVID-19 and the actions implemented to combat the virus throughout the world and its assessment of the impact of COVID-19 may change.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated  condensed financial statements, including the accounts of the Company’s subsidiaries, Marathon Crypto Mining, Inc., Crypto Currency Patent Holding Company and Soems Acquisition Corp., have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year ended December 31, 2020.

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

The following table presents the activities of the digital currencies for the nine months ended September 30, 2020 :

Digital currencies at December 31, 2019	$1,141
Additions of digital currencies	1,713,832
Realized gain on sale of digital currencies	15,466
Sale of digital currencies	(1,278,550)
Digital currencies at September 30, 2020	$451,889

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of September 30, 2020 and December 31, 2019, respectively :

	Fair value measured at September 30, 2020
	Total carrying value at September 30,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant liability	$31,500	$-	$-	$31,500

	Fair value measured at December 31, 2019
	Total carrying value at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant liability	$12,849	$-	$-	$12,849

There were no transfers between Level 1, 2 or 3 during the nine months ended September 30, 2020.

At September 30, 2020, the Company had an outstanding warrant liability in the amount of $31,500 associated with warrants that were issued in January 2017 and warrants issued related to the Convertible Notes issued in August and September of 2017. The following table rolls forward the fair value of the Company’s warrant liability, the fair value of which is determined by Level 3 inputs for the nine months ended September 30, 2020.

Fair value of warrant liabilities

Fair value
Outstanding as of December 31, 2019	$12,849
Change in fair value of warrants	18,651
Outstanding as of September 30, 2020	$31,500

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

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at September 30, 2020 and 2019 are as follows   :

	As of September 30,
	2020	2019
Warrants to purchase common stock	696,167	182,191
Options to purchase common stock	140,182	1,733,620
Convertible notes to exchange common stock	-	312,221
Total	836,349	2,228,032

The following table sets forth the computation of basic and diluted loss per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss attributable to common shareholders	$(1,994,417)	$(754,407)	$(5,213,544)	$(2,365,149)

Denominator:
Weighted average common shares - basic and diluted	31,520,736	6,372,061	18,868,967	6,353,643

Loss per common share - basic and diluted	$(0.06)	$(0.12)	$(0.28)	$(0.37)

Sequencing

In connection with August 14, 2017 Convertible Note financing, the Company adopted a sequencing policy whereby all future instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation issued to employees or directors. This convertible note was satisfied in full during the second quarter of 2020, therefore as of September 30, 2020, no future instruments are subject to the company sequencing policy.

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

On May 11, 2020, the Company purchased 700 new generation M305+ASIC Miners from MicroBT for approximately $1.3 million. The 700 miners produce 80/Th and will generate 56 PH/s (petahash) of hashing power, compared to the Company’s current S-9 production of 46 PH/s. These next generation MicroBT ASIC miners are markedly more energy efficient than our existing Bitmain models. These miners were delivered to the Company’s Hosting Facility in June 2020 and are producing Bitcoins.

The Company purchased 660 latest generation Bitmain S19 Pro Miners on May 12, 2020, 500 units on May 18, 2020 and an additional 500 units on June 11, 2020. These miners produce 110 TH/s and will generate 73 PH/s (petahash) of hashing power, compared to the Company’s S-9 production of 46 PH/s. The Company made the payments of approximately $4.2 million in the second quarter of 2020 and expects 660 of the 1,660 units to take delivery at its Hosting Facility in mid-August, and its hosting partner, Compute North, expects to install them within 48 hours of their arrival. The 1,000 remaining S-19 Pro Miners arrived in the 4th quarter and will produce an additional 110 PH/s increasing the Company to an aggregate Hashpower of 294 PH/s.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

On July 29, 2020, the Company announced the purchase of 700 next generation M31S+ASIC Miners from MicroBT. The miners arrived mid-August. Additionally, 660 of the 1,660 Bitmain S-19 Pro Miners previously purchased were delivered in mid-August. The 1,000 remaining S-19 Pro Miners due to arrive in the 4th quarter will produce an additional 110 PH/s, which when installed will give the Company an aggregate Hashpower of 294 PH/s.

On August 13, 2020, the Company entered into a Long Term Purchase Contract with Bitmaintech PTE., LTD (“Bitmain”) for the purchase of 10,500 next generation Antminer S-19 Pro ASIC Miners. The purchase price per unit is $2,362.00 ($2,205.63 with a 6.62% discount) for a total purchase price of $24,801,000.00 (with a 6.62% discount for a discounted price of $23,159,173.80). The parties confirm that the total hashrate of the Antminers under this agreement shall not be less than 1,155,000.00TH/s.

The Company shall pay for the Antminers as follows:

(1)	Twenty percent (20%) of the total purchase price shall be paid as a nonrefundable down payment within forty-eight (48) hours of execution of the agreement.

(2)	The Company shall pay the twenty percent (20%) of the total purchase price prior to September 20, 2020.

(3)	The Company shall pay the ten percent (10%) of the total purchase price prior to October 10, 2020.

(4)	The Company shall pay the remaining fifty percent (50%) of the total purchase price in equal monthly installments due not less than fifty-five (55) days prior to the scheduled delivery of the Product(s) as follows:

a)	eight-point thirty-three percent (8.33%) no later than 55 days prior to each scheduled delivery period as to the first installment of products to be shipped to the Company in January 2021.

b)	eight-point thirty-three percent (8.33%) no later than 55 days prior to each scheduled delivery period as to the second installment of the products to be shipped to the Company in February 2021.

c)	eight-point thirty-three percent (8.33%) no later than 55 days prior to each scheduled delivery period as to the third installment of the products to be shipped to the Company in March 2021.

d)	eight-point thirty-three percent (8.33%) no later than 55 days prior to each scheduled delivery period as to the fourth installment of the products to be shipped to the Company in April 2021.

e)	eight-point thirty-three percent (8.33%) no later than 55 days prior to each scheduled delivery period as to the fifth installment of the products to be shipped to the Company in May 2021.

f)	eight-point thirty-three percent (8.33%) no later than 55 days prior to each scheduled delivery period as to the sixth installment of the products to be shipped to the Company in June 2021.

Subject to the timely payment of the purchase price, Bitmain shall deliver products according to the following schedule: 1,500 Units on or before January 31, 2021; and 1,800 units on or before each of February 28, 2021; March 31, 2021; April 30, 2021, May 31, 2021 and June 30, 2021.

As of April 6, 2020, the Company received notice from the Nasdaq Capital Market (the “Capital Market”) that the Company has failed to maintain a minimum closing bid price of $1.00 per share of its Common Stock over the last consecutive 30 business days based upon the closing bid price for its common stock as required by Rule 5550(a)(2). However, the Rules also provide the Company a compliance period of 180 calendar days in which to regain compliance during which time it must maintain a minimum closing bid price of at least $1.00 per share for a minimum period of 10 consecutive business days, which must be completed by October 5, 2020. On April 20, 2020, the Company received a further notice from the Nasdaq Capital Market that the Company’s time to maintain a minimum closing bid price of at least $1.00 per share for a minimum period of 10 consecutive business days has been extended from October 5, 2020 to December 17, 2020. In August 2020, the Company regained compliance with Rule 5550(a)(2) as the closing bid price has been in excess of $1.00 per share for the requisite time period.

As of September 30, 2020, approximately $13.27   million cash paid for Miners was recorded as a deposit on the balance sheet.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The components of property, equipment and intangible assets as of September 30, 2020 and December 31, 2019 are :

	Useful life (Years)	September 30, 2020	December 31, 2019
Website	7	$121,787	$121,787
Mining equipment	2	9,845,788	7,120,505
Mining patent	17	1,210,000	1,210,000
Gross property, equipment and intangible assets		11,177,575	8,452,292
Less: Accumulated depreciation and amortization		(5,475,086)	(3,623,745)
Property, equipment and intangible assets, net		$5,702,489	$4,828,547

The Company’s depreciation expense for the three months ended September 30, 2020 and 2019 were $787,689 and $137,361, and amortization expense were $17,794 and $17,794 for the three months ended September 30, 2020 and 2019, respectively. The Company’s depreciation expense for the nine months ended September 30, 2020 and 2019 were $1.8 million and $412,083, and amortization expense were $53,382 and $53,382 for the nine months ended September 30, 2020 and 2019, respectively.

NOTE 4 - STOCKHOLDERS’ EQUITY

Common Stock

Follow On Offering

On July 23, 2020, the Company entered into an underwriting agreement with H.C. Wainwright. The Company agreed to sell H.C. Wainwright 7,666,666 shares of its common stock, including the exercise in full by H.C. Wainwright of the option to purchase an additional 999,999 shares of common stock, at a public offering price of $0.90 per share. The gross proceeds of this offering, which closed on July 28, 2020, were approximately $6.9 million, and proceeds, net of underwriting discount and expenses of $0.6 million, were $6.3 million. Additionally, representative’s warrant to purchase 536,667 shares of our common stock with a five year term and an exercise price of $1.125 per share were issued.

Shelf Registration Statement on Form S-3 and At The Market Offering Agreement

On August 13, 2020, the Company’s Shelf Registration Statement on Form S-3, filed on August 6, 2020, was declared effective by the SEC, along with the Company’s At The Market Offering Agreement, entered into by the Company and H.C. Wainwright & Co., LLC, as Exhibit 1.1 to the Form S-3 (the “2020 At The Market Agreement”). This 2020 At the Market Agreement establishes an at-the-market equity program pursuant to which the Company may offer and sell shares of its common stock, par value $0.0001 per share, with an aggregate offering price of up to $100 million, from time to time as set forth in the agreement.

During the nine months ended September 30, 2020, 17,712,635 shares of common stock were issued under the Company’s 2020 At The Market Agreement for total proceeds of approximately $28.8 million, net of offering costs of $1.0 million, and the Company has sold all shares possible under the Agreement.

Series B Convertible Preferred Stock

As of September 30, 2020, there was no share of Series B Convertible Preferred Stock outstanding.

Series E Preferred Stock

There was no Series E Convertible Preferred Stock outstanding as of September 30, 2020.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Common Stock Warrants

A summary of the status of the Company’s outstanding stock warrants and changes during the nine months ended September 30, 2020 is as follows :

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2019	182,191	$25.04	2.8
Issued	536,667	1.13	4.8
Exercised	(4,722)	1.13	-
Expired	(17,969)	59.14	-
Outstanding as of September 30, 2020	696,167	$5.89	4.0
Warrants exercisable as of September 30, 2020	696,167	$5.89	4.0

Common Stock Options

On May 5, 2020, the Compensation Committee of the Board of Directors held a meeting and approved bonuses and restricted stock option grants for Directors and Officers for their contributions to the growth of Marathon Patent Group, Inc., for the year ended December 31, 2019. Total awards to be granted amounted to 1,158,138 restricted stock units at a price of $0.43 per unit with a term of one year, vesting quarterly in equal amounts, and (ii) cash award of $105,000 to Merrick Okamoto and $54,000 to David Lieberman. In addition, the Compensation Committee agreed to cancel 1,587,500 existing stock options for Directors, Officers and outside legal counsel, and replace them with 1,587,500 restricted stock units at a price of $0.43 per unit with a term of one year, vesting quarterly in equal amounts.

A summary of the stock options as of September 30, 2020 and changes during the period are presented below :

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2019	1,731,745	$5.50	7.92
Cancelled	(1,587,500)	2.28	-
Expired	(4,063)	110.67	-
Outstanding as of September 30, 2020	140,182	$38.92	4.38
Options vested and expected to vest as of September 30, 2020	140,182	$38.92	4.38
Options vested and exercisable as of September 30, 2020	140,182	$38.92	4.38

Restricted Stock

A summary of the restricted stock award activity for the nine months ended September 30, 2020 as follows :

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2019	18,750	$6.88
Granted	2,745,639	$0.43
Vested	(1,391,570)	$0.50
Nonvested at September 30, 2020	1,372,820	$0.45

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - DEBT, COMMITMENTS AND CONTINGENCIES

Debt consists of the following :

	Maturity	Interest	September 30,	December 31,
	Date	Rate	2020	2019

Convertible Note	9/1/2021	5%	$-	$999,106
Less: debt discount			-	-
Total convertible notes, net of discount			$-	$999,106

Total			$-	$999,106
Less: current portion			-	-
Long term portion			$-	$999,106

On August 14, 2017, the Company entered into a unit purchase agreement (the “Unit Purchase Agreement”) with certain accredited investors providing for the sale of up to $5,500,000 of 5% secured convertible promissory notes (the “Convertible Notes”), which are convertible into shares of the Corporation’s common stock, and the issuance of warrants to purchase 1,718,750 shares of the Company’s Common Stock (the “Warrants”). The Convertible Notes are convertible into shares of the Company’s Common Stock at the lesser of (i) $0.80 per share or (ii) the closing bid price of the Company’s common stock on the day prior to conversion of the Convertible Note; provided that such conversion price may not be less than $0.40 per share. The Warrants have an exercise price of $4.80 per share. In two closings of the Unit Purchase Agreement, the Company issued $5,500,000 in Convertible Notes to the investors. The remaining balance of the Convertible Notes were due to mature on May 31, 2018. On February 10, 2020, in consideration of the payment of $65,000, the investor agreed to extend the maturity date to September 1, 2021, and the conversion price changed to the lower of, the closing price on the previous days close prior to the conversion request or a maximum conversion price of $1.00 and a floor of $0.80. The Company made such payment on February 11, 2020. On May 19, 2020, the Company amended the note with the investor to reduce the conversion price to $0.60  per share. During the nine months ended September 30, 2020, $999,106 remaining balance of the Convertible Notes and $215,136 of accrued and unpaid interest were converted into 2,023,739 shares of the Company’s Common Stock, and the Company recorded $364,832 of expenses  pursuant to the inducement of the conversion terms.

During the nine months ended September 30, 2020 and 2019, there was no amortization of debt discount. Interest expenses were $0 and $12,951 for the three months ended September 30, 2020 and 2019, respectively. Interest expenses were $20,984 and $37,363 for the nine months ended September 30, 2020 and 2019, respectively.

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

The Company also assumed a lease in connection with the mining operations in Quebec, Canada. Operating leases are included in operating lease right-of-use assets, operating lease liabilities, and noncurrent operating lease liabilities on the balance sheets .

Operation lease costs are recorded on a straight-line basis within operating expenses. The Company’s total lease expense is comprised of the following :

	For the Three Months Ended
	September 30, 2020	September 30, 2019
Operating leases
Operating lease cost	$26,803	$26,693
Operating lease expense	26,803	26,693
Short-term lease rent expense	6,231	6,465
Total rent expense	$33,034	$33,158

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

	For the Nine Months Ended
	September 30, 2020	September 30, 2019
Operating leases
Operating lease cost	$79,925	$80,004
Operating lease expense	79,925	80,004
Short-term lease rent expense	18,295	16,413
Total rent expense	$98,220	$96,417

Additional information regarding the Company’s leasing activities as a lessee is as follow:

	For the Nine Months Ended
	September 30, 2020	September 30, 2019
Operating cash flows from operating leases	$78,796	$79,184
Weighted-average remaining lease term – operating leases	1.6	1.7
Weighted-average discount rate – operating leases	6.5%	6.5%

As of September 30, 2020, contractual minimal lease payments are as follows:

2020	$18,112
2021	99,615
2022	27,168
Total	144,895
Less present value discount	(7,337)
Less current portion of operating lease liabilities	(93,197)
Non-current operating lease liabilities	$44,361

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

NOTE 6 – Subsequent Events

The Company has evaluated subsequent events through the date of the consolidated financial statements were available to be issued and has concluded that no such events or transactions took place that would require disclosure herein except as stated directly below.

MARATHON PATENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

On October 6, 2020, the Company entered into a series of agreements with affiliates of Beowulf Energy LLC, a Delaware limited liability company (collectively and as applicable, “Beowulf”) and Two Point One, LLC, a Delaware limited liability company (“2Pl”; Marathon, Beowulf and 2Pl each a “Party” and, collectively, the “Parties”). Beowulf and 2Pl have been designing and developing a data center facility of up to 100-megawatts (the “Facility”) that will be located next to, and supplied energy directly from, Beowulf’s power generating station in Hardin, MT (the “Hardin Station”). The Facility is being developed in two phases to reach its 100 MW capacity, and the Hardin Station will supply the Facility exclusively with energy to operate Bitcoin mining servers.

The projected build out cost for Phase I is approximately $14 million, which is front loaded as the infrastructure is being built most efficiently for the full 100 MW project. It entails high voltage equipment to break down the full 100 MW load from the generating station, and thereafter, the infrastructure cost per MW is a matter of distributing power at a container level. Assuming market conditions similar to current, the build out cost for Phase II works out to approximately $200,000 - $250,000 per MW. These are all in costs covering all equipment and labor needed starting from the power coming off the Generating Station distributed down to running the actual miners: including breakers, transformers, switches, containers, PDUs, fans, network cables, and the like.

Marathon and Beowulf entered into an exclusive Power Purchase Agreement for the initial supply of 30 MW (Phase I), and up to 100 MW in the aggregate (Phase II), of energy load to the Facility at a cost of $0.028/kWh. The initial term of the Power Purchase Agreement is five years, with up to five additional three-year extensions, as mutually agreed, assuming 75% energy utilization of the initial 30 MW of energy supplied to the Facility. Marathon purchased certain mining infrastructure and equipment for the Facility from Beowulf for a purchase price of $750,000, and Marathon has the right, at no additional cost, to construct and access the Facility on land adjacent to the Hardin Station pursuant to a lease agreement with Beowulf.

Beowulf and 2P1 will provide operation and maintenance services for the Facility pursuant to a Data Facility Services Agreement, in exchange for an initial issuance of 3,000,000 shares of Marathon’s common stock to each of Beowulf and 2Pl. Upon completion of Phase I, Marathon will issue to Beowulf an additional 150,000 shares of its common stock. During Phase II, Marathon will issue to Beowulf an additional 350,000 shares of its common stock – 150,000 shares upon reaching 60 MW of Facility load and 200,000 at completion of the full 100 MW of Facility load. The cost to maintain and run the Facility will be $0.006/kWh. All shares issued under the Data Facility Services Agreement are issued pursuant to transactions exempt from registration under Section 4(a)(2) of the Securities Act of 1933.

Effective October 19, 2020, David Lieberman retired as the Company’s Chief Financial Officer, and Simeon Salzman was appointed Chief Financial Officer.

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

On May 11, 2020, the Company purchased 700 new generation M305+ASIC Miners from MicroBT for approximately $1.3 million. The 700 miners produce 80/Th and will generate 56 PH/s (petahash) of hashing power, compared to the Company’s current S-9 production of 46 PH/s. These next generation MicroBT ASIC miners are markedly more energy efficient than our existing Bitmain models. These miners were delivered to the Company’s Hosting Facility in June 2020 and are producing Bitcoins.

The Company purchased 660 latest generation Bitmain S19 Pro Miners on May 12, 2020, 500 units on May 18, 2020 and an additional 500 units on June 11, 2020. These miners produce 110 TH/s and will generate 73 PH/s (petahash) of hashing power, compared to the Company’s S-9 production of 46 PH/s. The Company made the payments of approximately $4.2 million in the second quarter of 2020 and expects 660 of the 1,660 units to take delivery at its Hosting Facility in mid-August, and its hosting partner, Compute North, expects to install them within 48 hours of their arrival. The 1,000 remaining S-19 Pro Miners arrived in the 4th quarter and will produce an additional 110 PH/s increasing the Company to an aggregate Hashpower of 294 PH/s.

On July 29, 2020, the Company announced the purchase of 700 next generation M31S+ASIC Miners from MicroBT. The miners arrived mid-August. Additionally, 660 of the 1,660 Bitmain S-19 Pro Miners previously purchased were delivered in mid-August. The 1,000 remaining S-19 Pro Miners due to arrive in the 4th quarter will produce an additional 110 PH/s, which when installed will give the Company an aggregate Hashpower of 294 PH/s.

On August 13, 2020, the Company entered into a Long Term Purchase Contract with Bitmaintech PTE., LTD (“Bitmain”) for the purchase of 10,500 next generation Antminer S-19 Pro ASIC Miners. The purchase price per unit is $2,362.00 ($2,205.63 with a 6.62% discount) for a total purchase price of $24,801,000.00 (with a 6.62% discount for a discounted price of $23,159,173.80). The parties confirm that the total hashrate of the Antminers under this agreement shall not be less than 1,155,000.00TH/s.

Subject to the timely payment of the purchase price, Bitmain shall deliver products according to the following schedule: 1,500 Units on or before January 31, 2021; and 1,800 units on or before each of February 28, 2021; March 31, 2021; April 30, 2021, May 31, 2021 and June 30, 2021.

As disclosed in Note 4 of its financial statements for the three and nine months ended September 30, 2020, the Company has raised cash proceeds from the sale of its common stock during the nine months ended September 30, 2020 as follows:

Offering	Gross Proceeds	Offering Costs	Net Proceeds
2019 At the Market Offering Agreement	$7.4 million	$0.3 million	$7.1 million
2020 Follow On Offering	$6.9 million	$0.6 million	$6.3 million
2020 At the Market Offering (ongoing)	$29.8 million	$1.0 million	$28.8 million

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

Results of Operations

For the Three and Nine Months Ended September 30, 2020 and 2019

We generated revenues of $835,184 and $1.7 million during the three and nine months ended September 30, 2020 as compared to $321,716 and $908,175 during the three and nine months ended September 30, 2019. For the three and nine months ended September 30, 2020, this represented an increase of $513,468 or 160% and an increase of $805,657 or 89% over the same period in 2019. Revenue for the three months ended September 30, 2020 and 2019 were derived primarily from cryptocurrency mining.

Direct cost of revenues during the three and nine months ended September 30, 2020 amounted to $1.6 million and $3.5 million and for the three and nine months ended September 30, 2019, the direct cost of revenues amounted to $478,811 and $1.5 million, respectively. For the three and nine months ended September 30, 2020, this represented an increase of $1.16 million or 242% and $2.04 million or 138% over the same period in 2019. Direct costs of revenue include depreciation and amortization expenses of the cryptocurrency mining machines and patents, contingent payments to patent enforcement legal costs, patent enforcement advisors and inventors as well as various non-contingent costs associated with enforcing the Company’s patent rights and otherwise in developing and entering into settlement and licensing agreements that generate the Company’s revenue.

We incurred other operating expenses of $1.2 million and $3.1 million for the three and nine months ended September 30, 2020 and $650,764 and $2.0 million for the three and nine months ended September 30, 2019. For the three and nine months ended September 30, 2020, this represented an increase of $542,571 or 83% and $1.1 million or 57%, respectively. These expenses primarily consisted of stock-based compensation, compensation to our officers, directors and employees, professional fees and consulting incurred in connection with the day-to-day operation of our business.

The operating expenses consisted of the following :

	Total Other Operating Expenses		Total Other Operating Expenses
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Compensation and related taxes (1)	$614,604	$409,609	$1,908,741	$1,224,900
Consulting fees (2)	259,563	34,000	325,688	84,000
Professional fees (3)	206,368	91,908	515,562	287,282
Other general and administrative (4)	112,800	115,247	311,303	359,319
Total	$1,193,335	$650,764	$3,061,294	$1,955,501

Non-cash other operating expenses for the three and nine months ended September 30, 2020, include non-cash other operating expenses totaling $23,238 and $671,987, and $207,555 and $620,030 for the three and nine months ended September 30, 2019 respectively. Non-cash operating expenses consisted of the following :

	Non-Cash Other Operating Expenses		Non-Cash Other Operating Expenses
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Compensation and related taxes (1)	$23,238	$207,555	$671,987	$620,030
Total	$23,238	$207,555	$671,987	$620,030

(1)	Compensation expense and related taxes: Compensation expense includes cash compensation and related payroll taxes and benefits, and non-cash equity compensation expenses. For the three and nine months ended September 30, 2020, compensation expense and related payroll taxes were $614,604 and $1.9 million, an increase of $204,995 or 50% and $683,841 or 56% over the comparable periods in 2019. During the three and nine months ended September 30, 2020, we recognized non-cash employee and board equity-based compensation of $23,238 and $671,987, respectively, and $207,555 and $620,030 for the three and nine months ended September 30, 2019, respectively.

(2)	Consulting fees: For the three and nine months ended September 30, 2020, we incurred consulting fees of $259,563 and $325,688, an increase of $225,563 or 663% and an increase of $241,688 or 288% over the comparable periods in 2019. Consulting fees include both cash and non-cash related consulting fees primarily for investor relations and public relations services as well as other consulting services.

(3)	Professional fees: For the three and nine months ended September 30, 2020 professional fees were $206,368 and $515,562, an increase of $114,460 or 125% and $228,280 or 79% over the comparable periods in 2019. Professional fees primarily reflect the costs of professional outside accounting fees, legal fees and audit fees.

(4)	Other general and administrative expenses: For the three and nine months ended September 30, 2020, other general and administrative expenses were $112,800 and $311,303, a decrease of $2,447 or 2% and $48,016 or 13% over the comparable periods in 2019. General and administrative expenses reflect the other non-categorized operating costs of the Company and include expenses related to being a public company, rent, insurance, technology and other expenses incurred to support the operations of the Company.

Operating Loss

We reported operating loss from continuing operations of $2.0 million and $4.9 million for the three and nine months ended September 30, 2020 and operating loss of $807,859 and $2.5 million for the three and nine months ended September 30, 2019.

Other (Expenses) Income

Total other expenses was $220 and $336,312 for the three and nine months ended September 30, 2020 and other income of $53,452 and $168,216 for the three and nine months ended September 30, 2019, respectively.

Net Loss Available to Common Shareholders

We reported net loss of $2.0 million and $5.2 million for the three and nine months ended September 30, 2020 and net loss of $754,407 and $2.4 million for the three and nine months ended September 30, 2019.

Liquidity and Capital Resources

The Company’s condensed consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit of approximately $110.8 million at September 30, 2020, a net loss of approximately $5.2 million and $3.45 million net cash used in operating activities for the nine months ended September 30, 2020.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At September 30, 2020, the Company’s cash and cash equivalents balances totaled $17.3 million compared to $692,963 at December 31, 2019.

Net working capital increased by $30.8 million, to working capital of $30.5 million at September 30, 2020 from working capital deficit of $358,577 at December 31, 2019.

Cash used in operating activities was $3.4 million during the nine months ended September 30, 2020 compared to cash used in operating activities of $2.2 million during the nine months ended September 30, 2019.

Cash used in investing activities was $15.1 million during the nine months ended September 30, 2020 compared to cash provided by investing activities of $913,278 for the nine months ended September 30, 2019.

Cash provided by financing activities was $35.1 million during the nine months ended September 30, 2020 compared to cash provided by financing activities of $79,817 for the nine months ended September 30, 2019.

As disclosed in Note 4 to our accompanying financial statements, the Company has raised cash proceeds from the sale of its common stock during the nine months ended September 30, 2020 as follows:

Offering	Gross Proceeds	Offering Costs	Net Proceeds
2019 At the Market Offering Agreement	$7.4 million	$0.3 million	$7.1 million
2020 Follow On Offering	$6.9 million	$0.6 million	$6.3 million
2020 At the Market Offering (ongoing)	$29.8 million	$1.0 million	$28.8 million

Based on our current revenue and profit projections, we believe that our existing cash will be sufficient to fund our operations through at least the next twelve months

Off-balance Sheet Arrangements

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures .

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework in the 2013 COSO framework. Based on this assessment, management concluded that our disclosure controls and procedures were not effective.

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

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

10.1	Beowulf Agreements
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.ins	XBRL Instance Document**
101.sch	XBRL Taxonomy Schema Document**
101.cal	XBRL Taxonomy Calculation Document**
101.def	XBRL Taxonomy Linkbase Document**
101.lab	XBRL Taxonomy Label Linkbase Document**
101.pre	XBRL Taxonomy Presentation Linkbase Document**

* Furnished herewith

** Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2020

MARATHON PATENT GROUP, INC.

By:	/s/ Merrick Okamoto
Name:	Merrick Okamoto
Title:	Chief Executive Officer and Executive Chairman
(Principal Executive Officer)

By:	/s/ Simeon Salzman
Name:	Simeon Salzman
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

