Form 10-Q/A
period 2020-09-30
Marathon Patent Group, Inc.
filed 2020-11-13
CIK 1507605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1 FORM 10-Q

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, 52,644,470 shares of common stock are issued and outstanding as of November 12, 2020.

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

The Company purchased 660 latest generation Bitmain S19 Pro Miners on May 12, 2020, 500 units on May 18, 2020 and an additional 500 units on June 11, 2020. These miners produce 110 TH/s and will generate 73 PH/s (petahash) of hashing power, compared to the Company’s S-9 production of 46 PH/s. The Company made the payments of approximately $4.2 million in the second quarter of 2020 and received 660 of the 1,660 units at its Hosting Facility in August, and its hosting partner, Compute North, had installed them upon their arrival. Of the 1,000 remaining S-19 Pro Miners due to arrive in the 4th quarter, 500 were received in November and installed in the Company’s Hosting Facility in Montana, while 500 are anticipated to be received and installed during the remainder of the 4th quarter. These miners will produce an additional 110 PH/s increasing the Company to an aggregate Hashpower of 294 PH/s.

On July 29, 2020, the Company announced the purchase of 700 next generation M31S+ASIC Miners from MicroBT. The miners arrived mid-August.

On August 13, 2020, the Company entered into a Long Term Purchase Contract with Bitmaintech PTE., LTD (“Bitmain”) for the purchase of 10,500 next generation Antminer S-19 Pro ASIC Miners. The purchase price per unit is $2,362 ($2,206 with a 6.62% discount) for a total purchase price of $24,801,000 (with a 6.62% discount for a discounted price of $23,159,174). The parties confirm that the total hashrate of the Antminers under this agreement shall not be less than 1,155,000 TH/s.

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

As of the November 12, 2020, the Company has sold 15,622,638 shares of its common stock for an aggregate purchase price of $46,642,057 under our 2020 At the Market Offering pursuant to our registration statement on Form S-3 declared effective by the SEC on August 6, 2020, and the Company may sell up to an additional $53,357,943 of its securities thereunder (for an aggregate total of $100 million originally available for sale under the shelf offering).

As reflected in the consolidated condensed financial statements, the Company had an accumulated deficit of approximately $110.6 million at September 30, 2020, a net loss of approximately $4.997 million and approximately $3.448 million net cash used in operating activities for the nine months ended September 30, 2020. As a result, the Company believes it has sufficient cash flow for operations through the next twelve months.

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

The Company purchased 660 latest generation Bitmain S19 Pro Miners on May 12, 2020, 500 units on May 18, 2020 and an additional 500 units on June 11, 2020. These miners produce 110 TH/s and will generate 73 PH/s (petahash) of hashing power, compared to the Company’s S-9 production of 46 PH/s. The Company made the payments of approximately $4.2 million in the second quarter of 2020 and received 660 of the 1,660 units at its Hosting Facility in August, and its hosting partner, Compute North, had installed them upon their arrival. Of the 1,000 remaining S-19 Pro Miners due to arrive in the 4th quarter, 500 were received in November and installed in the Company’s Hosting Facility in Montana, while 500 are anticipated to be received and installed during the remainder of the 4th quarter. These miners will produce an additional 110 PH/s increasing the Company to an aggregate Hashpower of 294 PH/s.

On July 29, 2020, the Company announced the purchase of 700 next generation M31S+ASIC Miners from MicroBT. The miners arrived mid-August.

On August 13, 2020, the Company entered into a Long Term Purchase Contract with Bitmaintech PTE., LTD (“Bitmain”) for the purchase of 10,500 next generation Antminer S-19 Pro ASIC Miners.

The purchase price per unit is $2,362 ($2,206 with a 6.62% discount) for a total purchase price of $24,801,000 (with a 6.62% discount for a discounted price of $23,159,174). The parties confirm that the total hashrate of the Antminers under this agreement shall not be less than 1,155,000 TH/s.

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

The projected build out cost for Phase I is approximately $14 million, which is front loaded as the infrastructure is being built for the full 100 MW project. It entails high voltage equipment to break down the full 100 MW load from the generating station, and thereafter, the infrastructure cost per MW is a matter of distributing power at a container level. Assuming market conditions similar to current, the build out cost for Phase II works out to approximately $200,000 - $250,000 per MW. These are all in costs covering all equipment and labor needed starting from the power coming off the Generating Station distributed down to running the actual miners: including breakers, transformers, switches, containers, PDUs, fans, network cables, and the like.

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

As of the November 12, 2020, the Company has sold 15,622,638 shares of its common stock for an aggregate purchase price of $46,642,057 under our 2020 At the Market Offering pursuant to our registration statement on Form S-3 declared effective by the SEC on August 6, 2020, and the Company may sell up to an additional $53,357,943 of its securities thereunder (for an aggregate total of $100 million originally available for sale under the shelf offering).

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

The Company purchased 660 latest generation Bitmain S19 Pro Miners on May 12, 2020, 500 units on May 18, 2020 and an additional 500 units on June 11, 2020. These miners produce 110 TH/s and will generate 73 PH/s (petahash) of hashing power, compared to the Company’s S-9 production of 46 PH/s. The Company made the payments of approximately $4.2 million in the second quarter of 2020 and received 660 of the 1,660 units at its Hosting Facility in August, and its hosting partner, Compute North, had installed them upon their arrival. Of the 1,000 remaining S-19 Pro Miners due to arrive in the 4th quarter, 500 were received in November and installed in the Company’s Hosting Facility in Montana, while 500 are anticipated to be received and installed during the remainder of the 4th quarter. These miners will produce an additional 110 PH/s increasing the Company to an aggregate Hashpower of 294 PH/s.

On July 29, 2020, the Company announced the purchase of 700 next generation M31S+ASIC Miners from MicroBT. The miners arrived mid-August.

On August 13, 2020, the Company entered into a Long Term Purchase Contract with Bitmaintech PTE., LTD (“Bitmain”) for the purchase of 10,500 next generation Antminer S-19 Pro ASIC Miners. The purchase price per unit is $2,362 ($2,206 with a 6.62% discount) for a total purchase price of $24,801,000 (with a 6.62% discount for a discounted price of $23,159,174). The parties confirm that the total hashrate of the Antminers under this agreement shall not be less than 1,155,000 TH/s.

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

As of the November 12, 2020, the Company has sold 15,622,638 shares of its common stock for an aggregate purchase price of $46,642,057 under our 2020 At the Market Offering pursuant to our registration statement on Form S-3 declared effective by the SEC on August 6, 2020, and the Company may sell up to an additional $53,357,943 of its securities thereunder (for an aggregate total of $100 million originally available for sale under the shelf offering).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

10.1	Form of Beowulf Agreements.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.ins	XBRL Instance Document**
101.sch	XBRL Taxonomy Schema Document**
101.cal	XBRL Taxonomy Calculation Document**
101.def	XBRL Taxonomy Linkbase Document**
101.lab	XBRL Taxonomy Label Linkbase Document**
101.pre	XBRL Taxonomy Presentation Linkbase Document**

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

