Form 10-K
period 2020-12-31
MARATHON DIGITAL HOLDINGS, INC.
filed 2021-03-16
CIK 1507605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _______to______

MARATHON DIGITAL HOLDINGS, INC.

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

The aggregate market value of the common stock, no par value, held by non-affiliates of the registrant, based on the closing sale price of registrant’s common stock as quoted on the Nasdaq Capital Market on June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $19.8 million. Accordingly, the registrant qualifies under the SEC’s revised rules as a “smaller reporting company.”

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 98,804,636 shares of common stock are issued and outstanding as of March 16, 2021.

MARATHON DIGITAL HOLDINGS, INC.

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

As used in this annual report, the terms “we”, “us”, “our”, the “Company”, “Marathon Digital Holdings, Inc.”, “Marathon”) and “MARA” mean Marathon Digital Holdings, Inc. and its subsidiaries, unless otherwise indicated.

PART I

ITEM 1. BUSINESS

Marathon is a digital asset technology company that mines cryptocurrencies with a focus on the blockchain ecosystem and the generation of digital assets. On February 1, 2021, Marathon announced that its main supplier of bitcoin miners, Bitmain, had shipped approximately 4,000 S-19 Pro ASIC miners to the Company’s mining facility in Hardin, MT, all of which were delivered as scheduled. In addition to the initial 4,000 miners delivered to the Hardin facility in February, Bitmain recently shipped another 6,300 miners to Hardin. A portion of this new shipment has already been received and installations are progressing. Marathon expects all 10,300 miners to be installed by the end of March, at which point the Company’s mining fleet will consist of 12,920 miners generating approximately 1.4 EH/s. With BTC at $56,600 (the price on March 12, 2021), generation of 1.4 EH/s translates into gross revenues of $5.5 million per month. With delivery of all 100,500 miners currently on order (which delivery and installation is expected to be complete by January 31, 2022, Marathon expects to generate approximately 11.8 EH/s. At the current price of BTC of $56,600, the Company would expect to generate approximately $46.3 million per month.

Marathon also acquires bitcoin when our cash, cash equivalents and short-term investments exceed current working capital requirements, and we may from time to time, subject to favorable market conditions, issue debt or equity securities to raise capital to use the proceeds to purchase bitcoin. To Marathon, the strategy is to hold bitcoin as a long term investment rather than engaging in regular trading of bitcoin or to hedge or otherwise enter into derivative contracts with respect to our bitcoin holdings, though we may sell bitcoin in future periods as needed to generate cash for treasury management and other general corporate purposes. Holding bitcoin is a strategy to act as a store of value, supported by a robust and public open source architecture, that is not linked to any country’s monetary policy and can therefore serve as a hedge against inflation. We are of the firm belief that bitcoin offers additional opportunity for appreciation in value with increasing adoption due to its limited supply. We may also explore opportunities to become involved in businesses ancillary to our bitcoin mining business as favorable market conditions and opportunities arise.

We were incorporated in the State of Nevada on February 23, 2010 under the name Verve Ventures, Inc. On December 7, 2011, we changed our name to American Strategic Minerals Corporation and were engaged in exploration and potential development of uranium and vanadium minerals business. In June 2012, we discontinued our minerals business and began to invest in real estate properties in Southern California. In October 2012, we discontinued our real estate business when our former CEO joined the firm and we commenced our IP licensing operations, at which time the Company’s name was changed to Marathon Patent Group, Inc. On November 1, 2017, we entered into a merger agreement with Global Bit Ventures, Inc. (“GBV”), which is focused on mining digital assets. We purchased cryptocurrency mining machines and established a data center in Canada to mine digital assets. We are expanding our activities in the mining of new digital assets, while at the same time harvesting the value of our remaining IP assets.

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

On May 11, 2020, the Company announced the purchase of 700 M30S+ (80 TH) miners. On May 12, 2020, the Company announced the purchase 660 Bitmain S19 Pro Miners. On June 11, 2020, the Company announced the purchase of an additional 500 of the latest generation Bitmain S19 Pro Miners, bringing the Company’s total Hashrate to approximately 240 PH/s when fully deployed.

On May 20, 2020, the Company amended its note, originally dated August 31, 2017, with Bi-Coastal Consulting Defined Benefit Plan to reduce the conversion price to $0.60 per share. The current principal balance of the Note was $999,105.60 and accrued the interest was $215,411.30. The Company agreed to the reduction in the conversion price from $0.80 to $0.60 to incentivize the Note holder to convert the Note to common stock. As the Note has been fully converted to common stock, the Company has no Long-Term debt.

On July 28, 2020, we closed a public offering of 7,666,666 shares of common stock, including the exercise in full by the underwriter of the option to purchase an additional 999,999 shares of common stock, at a public offering price of $0.90 per share. The gross proceeds of this offering, before deducting underwriting discounts and commissions and other offering expenses payable by Marathon, were approximately $6.9 million.

On July 29, 2020, the Company announced the purchase of 700 next generation M31S+ ASIC Miners from MicroBT. Additionally, Bitmain has notified the Company that 660 of the 1,660 Bitmain S-19 Pro Miners previously purchased will be delivered in mid-August.

On August 13, 2020, the Company entered into a Long Term Purchase Contract with Bitmaintech PTE., LTD (“Bitmain”) for the purchase of 10,500 next generation Antminer S-19 Pro ASIC Miners. The purchase price per unit is $2,362 ($2,206 with a 6.62% discount) for a total gross purchase price of $24,801,000. The parties confirm that the total hashrate of the Antminers under this agreement shall not be less than 1,155,000 TH/s. Subsequent to executing this agreement, due to the additional executed contracts, Bitmain applied a total net discount of 8.63% to the purchase price adjusting the amount due to $22,660,673.70.

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

Subject to the timely payment of the purchase price, Bitmain shall deliver products according to the following schedule: 1,500 Units on or before January 31, 2021; and 1,800 units on or before each of February 28, 2021; March 31, 2021; April 30, 2021, May 31, 2021 and June 30, 2021. As of December 31, 2020, the Company has paid $15,052,648.08 of the total balance of $22,660,673.70.

On October 23, 2020, the Company executed a contract with Bitmain to purchase an additional 10,000 next generation Antminer S-19 Pro ASIC Miners. The 2021 delivery schedule will be 2,500 Units in January, 4,500 Units in February and the final 3,000 Units in March 2021.The gross purchase price is $23,620,000.00 with 30% due upon the execution of the contract and the balance paid over the next 4 months. Subsequent to executing this agreement, due to the additional executed contracts, Bitmain applied a discount of 8.63% to the purchase price adjusting the amount due to $21,581,594.00. As of December 31, 2020, the Company has paid $13,634,645.00 of the total balance of $21,581,594.00.

On December 8, 2020, the Company executed a contract with Bitmain to purchase an additional 10,000 next generation Antminer S-19j Pro ASIC Miners, with 6,000 units to be delivered in August 2021, and the remaining 4,000 units to be delivered in September 2021. The gross purchase price is $$23,770,000 with 10% of the purchase price due within 48 hours of execution of the contract, 30% due on January 14, 2021, 10% due on February 15, 2021, 30% due on June 15, 2021 and 20% due on July 15, 2021. Subsequent to executing this agreement, due to the additional executed contracts, Bitmain applied a discount of 8.63% to the purchase price adjusting the amount due to $21,718,649.00. As of December 31, 2020, the Company has paid $2,192,307.10 of the total balance of $21,718,649.00.

On December 23, 2020, the Company executed a contract with Bitmain to purchase an additional 70,000 next generation Antminer S-19 ASIC Miners, with 7,000 units to be delivered in July 2021, and the remaining 63,000 units to be delivered in December 2021. The purchase price is $167,763,451.93. The purchase price for the miners shall be paid as follows: 20% within 48 hours of signing of contract; 30% on or before March 1, 2021; 4.75% on June 15, 2021; 1.76% on July 15, 2021; 4.58% on August 15, 2021; 10.19% on September 15, 2021; 17.63% on October 15, 2021 and 11.55% on November 15, 2021. As of December 31, 2020, the Company has paid $33,552,690.39 of the total balance of $167,763,451.93.

Effective December 31, 2020, The Board of Directors of Marathon Digital Holdings, Inc. (the “Company”) ratified the following arrangements approved by its Compensation Committee:

Merrick Okamoto, CEO was awarded a cash bonus of $2,000,000 which was paid before year end 2020. He was also awarded a special bonus of 1,000,000 RSUs with immediate vesting. He was given a new three-year employment agreement effective January 1, 2021 with the same salary and bonus as the prior agreement. He was also granted the following: award of 1,000,000 RSUs when the company’s market capitalization reaches and sustains a market capitalization for 30 consecutive days above $500,000,000; award of 1,000,000 RSUs priced when the company’s market capitalization reaches and sustains a market capitalization for 30 consecutive days above $750,000,000; award of 2,000,000 RSUs priced at lowest closing stock price in past 30 trading days when the company’s market capitalization reaches and sustains a market capitalization for 30 consecutive days above $1,000,000,000; and award of 2,000,000 RSUs when the company’s market capitalization reaches and sustains a market capitalization for 30 consecutive days above $2,000,000,000.

Sim Salzman, CFO, was granted a bonus payment of $40,000 in cash; and a bonus of 91,324 RSUs with immediate vesting. James Crawford, COO, was granted a bonus payment of $127,308 in cash and a stock bonus of 57,990 RSUs with immediate vesting. Furthermore, per his employment agreement, his base salary for the 2021 will be increased by 3%.

Compensation for directors of the board for 2021 as follows: (i) cash compensation of $60,000 per year for each director, plus an additional $15,000 per year for each committee chair, paid 25% at the end of each calendar quarter; (ii) for existing directors, the equivalent of 54,795 RSUs; and (iii) for newly elected directors, a one-time grant of 91,324 RSUs, vesting 25% each calendar quarter during 2021. For clarification, new directors will also receive the same annual compensation as existing directors in addition to their one time grant.

On January 4, 2021, the Company received a letter from Nasdaq that because the Company had delayed its annual meeting until January 15, 2021 (in order to enable further shareholders to vote their shares in order to meet the 50.1% quorum requirement), that it was not in compliance with Nasdaq Rules 5620(a) which requires that an annual meeting be held within one year of each fiscal year. As the Company has indicated to Nasdaq in late December, it has received reports from its proxy solicitor that the quorum requirements have been met, and all matters have received requisite approvals to pass at the Annual Meeting on January 15, 2021. Once the Annual Meeting is held and the results publicly reported, Nasdaq has indicated that the Company will be deemed back in compliance with this requirement.

On January 12, 2021, the Company also announced that it had successfully completed its previously announced $200 million shelf offering by utilizing its at-the-market (ATM) facility. As a result, the Company ended the 2020 fiscal year with $217.6 million in cash and 74,656,549 shares outstanding.

On January 15, 2021, Marathon Digital Holdings, Inc., a Nevada corporation (the “Company”), held an annual meeting of stockholders (the “Meeting”). As of the record date for the Meeting, 51,403,280 shares of common stock were issued and outstanding. A total of 33,981,556 shares of common stock, constituting a quorum, were present and accounted for at the Meeting. At the Meeting, the Company’s stockholders approved the following proposals:

VOTES CAST

Common shares	PROPOSAL #1 Increase in Shares under 2018 Incentive Plan by 5 million	PROPOSAL #2a Election of Merrick Okamoto	PROPOSAL #2b Election of Peter Benz	PROPOSAL #3 Ratification of Auditor	PROPOSAL #4 Nonbinding Advisory Vote on Executive Compensation
Yes	10,112,531	12,184,952	12,216,945	32,948,526	11,146,174
No	2,278,676			464,134	1,093,170
Abstain	163,325	369,187	337,194	567,470	315,663
Broker Non-Vote	21,427,024	21,427,417	21,427,417	1,426	21,426,549

On January 12, 2020, Marathon Digital Holdings, Inc., a Nevada corporation (the “Company”), entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain purchasers named therein (the “Purchasers”), pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “Offering”), 12,500,000 shares of its common stock (the “Securities”) at an offering price of $20.00 per share.

The Purchase Agreement contains customary representations and warranties and agreements of the Company and the Purchasers and customary indemnification rights and obligations of the parties. The closing of the Offering occurred on January 15, 2021. The Company received gross proceeds of $250,000,000 in connection with the Offering, before deducting placement agent fees and related offering expenses.

Pursuant to a letter agreement, dated August 2020 (the “Engagement Letter”), the Company engaged H.C. Wainwright & Co., LLC (the “Placement Agent”) as placement agent in connection with the Offering. The Placement Agent agreed to use its reasonable best efforts to arrange for the sale of the Securities. The Company agreed to pay to the Placement Agent a cash fee of 5.0% of the aggregate gross proceeds raised in the Offering. The Company also issued to designees of the Placement Agent warrants to purchase up to 3.0% of the aggregate number of shares of Common Stock sold in the transactions, or warrants to purchase up to 375,000 shares of Common Stock (the “Placement Agent Warrants”). The Placement Agent Warrants have an exercise price equal to 125% of the offering price per share (or $25.00 per share). The Company also agreed to pay the Placement Agent $50,000 for accountable expenses, to reimburse an investor’s legal fees in an amount up to $7,500 and to pay $12,900 for the Placement Agent’s clearing fees. Pursuant to the terms of the Engagement Letter, the Placement Agent has the right, for a period of twelve months following the closing of the Offerings, to act (i) as financial advisor in connection with any merger, consolidation or similar business combination by the Company and (ii) as sole book-running manager, sole underwriter or sole placement agent in connection with certain debt and equity financing transactions by the Company.

Effective January 19, 2021, David Lieberman resigned as a director of Marathon Digital Holdings, Inc. (the “Company”). On the same date, the Company’s Board appointed Kevin DeNuccio as a director to fill the vacancy created by Mr. Lieberman’s resignation.

Mr. DeNuccio is the Founder and General Partner of Wild West Capital LLC since 2012 where he focused on angel investments, primarily in SAAS software start-ups.

He brings to Marathon more than 25 years of experience as a chief executive, global sales leader, public and private board member, and more than a dozen angel investments, managing and growing leading technology businesses. He served in senior executive positions with Verizon, Cisco Systems, Ericsson, Redback Networks, Wang Laboratories and Unisys Corporation.

On January 25, 2021, the Company announced that it has purchased 4,812.66 BTC in an aggregate purchase price of $150 million.

Effective March 1, 2021, the Company changed its name to Marathon Digital Holdings, Inc.

Blockchain and Cryptocurrencies Generally

Bitcoin is a digital asset that is issued by and transmitted through an open source protocol collectively maintained by a peer-to-peer network of decentralized user nodes. This network hosts a public transaction ledger, known as the bitcoin blockchain, on which bitcoin holdings and transactions in bitcoin are recorded. Balances of bitcoin are stored in individual “wallet” functions, which associate network public addresses with a “private key” that controls the transfer of bitcoin. The bitcoin blockchain can be updated without any single entity owning or operating the network. New bitcoin is created and allocated by the protocol that governs bitcoin through a “mining” process that rewards users that verify transactions in the bitcoin blockchain. The bitcoin protocol limits the total issuance of bitcoin over time to 21 million.

Bitcoin can be used to pay for goods and services, or it can be converted to fiat currencies, such as the U.S. dollar, at rates of exchange determined by market forces on bitcoin trading platforms, which operate 24-hours-a-day, 7-days-a-week and are not regulated in as comprehensive a manner as traditional securities exchanges. As a result, trading on these markets is likely more subject to manipulation than on securities markets regulated by the SEC, and pricing on these markets is likely affected by such manipulative activity. In addition to these platforms, over-the-counter markets and derivatives markets for bitcoin also exist; however, these markets are still maturing and many are unregulated.

Bitcoin exists entirely in electronic form, as virtually irreversible public transaction ledger entries on the blockchain, and transactions in bitcoin are recorded and authenticated not by a central repository, but by a decentralized peer-to-peer network. This decentralization avoids certain threats common to centralized computer networks, such as denial of service attacks, and reduces the dependency of the bitcoin network on any single system. While the bitcoin network as a whole is decentralized, the private keys used to access bitcoin balances are not widely distributed and are held on hardware (which can be physically controlled by the holder or by a third party such as a custodian) or via software programs on third-party servers and loss of such private keys results in an inability to access, and effective loss of, the corresponding bitcoin. Consequently, bitcoin holdings are susceptible to all of the risks inherent in holding any electronic data, such as power failure, data corruption, security breach, communication failure, and user error, among others. These risks, in turn, make bitcoin subject to theft, destruction, or loss of value from hackers, corruption, or technology-specific factors such as viruses that do not affect conventional fiat currency. In addition, the bitcoin network relies on open source developers to maintain and improve the bitcoin protocol. Accordingly, bitcoin may be subject to protocol design changes, governance disputes such as “forked” protocols, competing protocols, and other open source-specific risks that do not affect conventional proprietary software.

Distributed blockchain technology is a decentralized and encrypted ledger that is designed to offer a secure, efficient, verifiable, and permanent way of storing records and other information without the need for intermediaries. Cryptocurrencies serve multiple purposes. They can serve as a medium of exchange, store of value or unit of account. Examples of cryptocurrencies include: bitcoin, bitcoin cash, and litecoin. Blockchain technologies are being evaluated for a multitude of industries due to the belief in their ability to have a significant impact in many areas of business, finance, information management, and governance.

Cryptocurrencies are decentralized currencies that enable near instantaneous transfers. Transactions occur via an open source, cryptographic protocol platform which uses peer-to-peer technology to operate with no central authority. The online network hosts the public transaction ledger, known as the blockchain, and each cryptocurrency is associated with a source code that comprises the basis for the cryptographic and algorithmic protocols governing the blockchain. In a cryptocurrency network, every peer has its own copy of the blockchain, which contains records of every historical transaction - effectively containing records of all account balances. Each account is identified solely by its unique public key (making it effectively anonymous) and is secured with its associated private key (kept secret, like a password). The combination of private and public cryptographic keys constitutes a secure digital identity in the form of a digital signature, providing strong control of ownership.

No single entity owns or operates the network. The infrastructure is collectively maintained by a decentralized public user base. As the network is decentralized, it does not rely on either governmental authorities or financial institutions to create, transmit or determine the value of the currency units. Rather, the value is determined by market factors, supply and demand for the units, the prices being set in transfers by mutual agreement or barter among transacting parties, as well as the number of merchants that may accept the cryptocurrency. Since transfers do not require involvement of intermediaries or third parties, there are currently little to no transaction costs in direct peer-to-peer transactions. Units of cryptocurrency can be converted to fiat currencies, such as the US dollar, at rates determined on various exchanges, such as Cumberland, Coinsquare (in Canada), Coinbase, Bitsquare, Bitstamp, and others. Cryptocurrency prices are quoted on various exchanges and fluctuate with extreme volatility.

We believe cryptocurrencies offer many advantages over traditional, fiat currencies, although many of these factors also present potential disadvantages and may introduce additional risks, including:

●	acting as a fraud deterrent, as cryptocurrencies are digital and cannot be counterfeited or reversed arbitrarily by a sender;

●	immediate settlement;

●	elimination of counterparty risk;

●	no trusted intermediary required;

●	lower fees;

●	identity theft prevention;

●	accessible by everyone;

●	transactions are verified and protected through a confirmation process, which prevents the problem of double spending;

●	decentralized – no central authority (government or financial institution); and

●	recognized universally and not bound by government imposed or market exchange rates.

However, cryptocurrencies may not provide all of the benefits they purport to offer at all or at any time.

Bitcoin was first introduced in 2008 and was first introduced as a means of exchange in 2009. Bitcoin is a consensus network that enables a new payment system and a completely new form of digital money. It is the first decentralized peer-to-peer payment network that is powered by its users with no central authority or middlemen. From a user perspective, we believe bitcoin can be viewed as cash for the Internet. The bitcoin network shares a public ledger called the “blockchain.” This ledger contains every transaction ever processed, allowing a user’s computer to verify the validity of each transaction. The authenticity of each transaction is protected by digital signatures corresponding to the sending addresses, allowing all users to have full control over sending bitcoins currency rewards from their own bitcoin addresses. In addition, anyone can process transactions using the computing power of specialized hardware and earn a reward in bitcoins for this service. This process is often called “mining.”

As with many new and emerging technologies, there are potentially significant risks. Businesses (including the Company) which are seeking to develop, promote, adopt, transact or rely upon blockchain technologies and cryptocurrencies have a limited track record and operate within an untested new environment. These risks are not only related to the businesses the Company pursues, but the sector and industry as a whole, as well as the entirety of the concept behind blockchain and cryptocurrency as value. Factors such as access to computer processing capacity, interconnectivity, electricity cost, environmental factors (such as cooling capacity) and location play an important role in “mining,” which is the term for using the specialized computers in connection with the blockchain for the creation of new units of cryptocurrency.

Mathematically Controlled Supply

The method for creating new bitcoins is mathematically controlled in a manner so that the supply of bitcoins grows at a limited rate pursuant to a pre-set schedule. The number of bitcoins awarded for solving a new block is automatically halved every 210,000 blocks. Thus, the current fixed reward for solving a new block is 12.5 bitcoins per block and the reward decreased by half to become 6.25 bitcoins around May 10, 2020, which is the current reward (based on estimates of the rate of block solution calculated by BitcoinClock.com). This deliberately controlled rate of bitcoin creation means that the number of bitcoins in existence will never exceed 21 million and that bitcoins cannot be devalued through excessive production unless the Bitcoin Network’s source code (and the underlying protocol for bitcoin issuance) is altered. The Company monitors the Blockchain network and, as of December 9, 2020, based on the information we collected from our network access, more than 18.45 million bitcoins have been mined.

Digital Asset Mining

We intend to power and secure blockchains by verifying blockchain transactions using custom hardware and software. We are currently using our hardware to mine bitcoin (“BTC”) and expect to mine BTC, and potentially other cryptocurrencies. Bitcoin relies on different technologies based on the blockchain. Wherein bitcoin is a digital currency, we will be compensated in BTC based on the mining transactions we perform, which is how we will earn revenue.

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

Performance Metrics – Hashing

We operate mining hardware which performs computational operations in support of the blockchain measured in “hash rate” or “hashes per second.” A “hash” is the computation run by mining hardware in support of the blockchain; therefore, a miner’s “hash rate” refers to the rate at which it is capable of solving such computations. The original equipment used for mining bitcoin utilized the Central Processing Unit (CPU) of a computer to mine various forms of cryptocurrency. Due to performance limitations, CPU mining was rapidly replaced by the Graphics Processing Unit (GPU), which offers significant performance advantages over CPUs. General purpose chipsets like CPUs and GPUs have since been replaced in the mining industry by Application Specific Integrated Circuits (ASIC) chips. These ASIC chips are designed specifically to maximize the rate of hashing operations.

We measure our mining performance and competitive position based on overall hash rate being produced in our mining sites. The latest equipment utilized in our mining operation performs in the range of approximately 86 – 110 terahash per second (TH/s) per unit. This mining hardware is on the cutting edge of available mining equipment and we believe our acquisition of our units places us among leaders of publicly-traded cryptocurrency miners; however, advances and improvements to the technology are ongoing and may be available in quantities to the market in the near future which may affect our perceived position. We believe that our current inventory of miners establishes us among the top public companies in the United States mining cryptocurrency.

Government Regulation

Government regulation of blockchain and cryptocurrency is being actively considered by the United States federal government via a number of agencies and regulatory bodies, as well as similar entities in other countries. State government regulations also may apply to our activities and other activities in which we participate or may participate in the future. Other regulatory bodies are governmental or semi-governmental and have shown an interest in regulating or investigating companies engaged in the blockchain or cryptocurrency business.

Businesses that are engaged in the transmission and custody of bitcoin and other digital assets, including brokers and custodians, can be subject to U.S. Treasury Department regulations as money services businesses as well as state money transmitter licensing requirements. Bitcoin and other digital assets are subject to anti-fraud regulations under federal and state commodity laws, and digital asset derivative instruments are substantively regulated by the U.S. Commodity Futures Trading Commission. Certain jurisdictions, including, among others, New York and a number of countries outside the United States, have developed regulatory requirements specifically for digital assets and companies that transact in them.

Regulations may substantially change in the future and it is presently not possible to know how regulations will apply to our businesses, or when they will be effective. As the regulatory and legal environment evolves, we may become subject to new laws, further regulation by the SEC and other agencies, which may affect our mining and other activities. For instance, various bills have also been proposed in Congress related to our business, which may be adopted and have an impact on us. For additional discussion regarding our belief about the potential risks existing and future regulation pose to our business, see the Section entitled “Risk Factors” herein.

In addition, since transactions in bitcoin provide a reasonable degree of pseudo anonymity, they are susceptible to misuse for criminal activities, such as money laundering. This misuse, or the perception of such misuse (even if untrue), could lead to greater regulatory oversight of bitcoin platforms, and there is the possibility that law enforcement agencies could close bitcoin platforms or other bitcoin-related infrastructure with little or no notice and prevent users from accessing or retrieving bitcoin held via such platforms or infrastructure. For example, in her January 2021 nomination hearing before the Senate Finance Committee, Treasury Secretary Janet Yellen noted that cryptocurrencies have the potential to improve the efficiency of the financial system but that they can be used to finance terrorism, facilitate money laundering, and support malign activities that threaten U.S. national security interests and the integrity of the U.S. and international financial systems. Accordingly, Secretary Yellen expressed her view that federal regulators needed to look closely at how to encourage the use of cryptocurrencies for legitimate activities while curtailing their use for malign and illegal activities. Furthermore, in December 2020, the Financial Crimes Enforcement Network (“FinCEN”), a unit of the Treasury Department focused on money laundering, proposed a new set of rules for cryptocurrency-based exchanges aimed at reducing the use of cryptocurrencies for money laundering. These proposed rules would require filing reports with FinCEN regarding cryptocurrency transactions in excess of $10,000 and also impose record-keeping requirements for cryptocurrency transactions in excess of $3,000 involving users who manage their own private keys. In January 2021, the Biden Administration issued a memorandum freezing federal rulemaking, including these proposed FinCEN rules, to provide additional time for the Biden Administration to review the rulemaking that had been proposed by the Trump Administration. As a result, it remains unclear whether these proposed rules will take effect.

Intellectual Property

We actively use specific hardware and software for our cryptocurrency mining operation. In certain cases, source code and other software assets may be subject to an open source license, as much technology development underway in this sector is open source. For these works, we intend to adhere to the terms of any license agreements that may be in place.

We do not currently own, and do not have any current plans to seek, any patents in connection with our existing and planned blockchain and cryptocurrency related operations. We do expect to rely upon trade secrets, trademarks, service marks, trade names, copyrights and other intellectual property rights and expect to license the use of intellectual property rights owned and controlled by others. In addition, we have developed and may further develop certain proprietary software applications for purposes of our cryptocurrency mining operation.

Competition

In cryptocurrency mining, companies, individuals and groups generate units of cryptocurrency through mining. Miners can range from individual enthusiasts to professional mining operations with dedicated data centers. Miners may organize themselves in mining pools. The Company competes or may in the future compete with other companies that focus all or a portion of their activities on owning or operating cryptocurrency exchanges, developing programming for the blockchain, and mining activities. At present, the information concerning the activities of these enterprises is not readily available as the vast majority of the participants in this sector do not publish information publicly or the information may be unreliable. Published sources of information include “bitcoin.org” and “blockchain.info”; however, the reliability of that information and its continued availability cannot be assured.

Several public companies (traded in the U.S. and Internationally), such as the following, may be considered to compete with us, although we believe there is no company, including the following, which engages in the same scope of activities as we do.

●	Overstock.com Inc.

●	Bitcoin Investment Trust

●	Blockchain Industries, Inc. (formerly Omni Global Technologies, Inc.)

●	Bitfarms Technologies Ltd. (formerly Blockchain Mining Ltd)

●	DMG Blockchain Solutions Inc.

●	Digihost International, Inc.

●	Hive Blockchain Technologies Inc.
12

●	Hut 8 Mining Corp.

●	HashChain Technology, Inc.

●	MGT Capital Investments, Inc.

●	DPW Holdings, Inc.

●	Layer1 Technologies, LLC

●	Northern Data AG

●	Riot Blockchain

While there is limited available information regarding our non-public competitors, we believe that our recent acquisition and deployment of miners (as discussed further above) positions us well among the publicly traded companies involved in the cryptocurrency mining industry. The cryptocurrency industry is a highly competitive and evolving industry and new competitors and/or emerging technologies could enter the market and affect our competitiveness in the future.

Employees

As of March 12, 2021, we had 3 full-time employees. We believe our employee relations to be good.

Accounting for Digital Currencies

The lack of U.S. Generally Accepted Accounting Principles (U.S. GAAP) instruction regarding the proper accounting treatment of digital currency assets has created uncertainty regarding the reporting and proper asset classification of digital currency holdings. Management intends to exercise its business judgment in determining appropriate accounting treatment for the recognition of revenue from mining of digital currencies. Management, in conjunction with its outside public accountants and its auditors, has examined various factors surrounding the substance of the Company’s operations and the available guidance published for public company accounting practices in Accounting Standards Codification.

The Company intends to account for its digital currency assets as indefinite life intangible assets. An intangible asset with an indefinite useful life is not amortized, but rather is assessed for impairment annually, or more frequently, when events or changes in circumstances occur which indicate that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company will have the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. Realized gain or loss on the sale of digital currencies is included in other income or expenses in the Company’s statements of operations.

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

Digital Assets such as bitcoin are likely to be regulated as securities or investment securities.

Bitcoin is the oldest and most well-known form of digital asset. Bitcoin and other forms of digital assets/cryptocurrencies have been the source of much regulatory consternation, resulting in differing definitional outcomes without a single unifying statement. When the interests of investor protection are paramount, for example in the offer or sale of Initial Coin Offering (“ICO”) tokens, the SEC has no difficulty determining that the token offerings are securities under the “Howey” test as stated by the United States Supreme Court, a conclusion with which Marathon agrees. As such, ICO offerings would require registration under the Securities Act or an available exemption therefrom for offers or sales in the United States to be lawful. Section 5(a) of the Securities Act provides that, unless a registration statement is in effect as to a security, it is unlawful for any person, directly or indirectly, to engage in the offer or sale of securities in interstate commerce. Section 5(c) of the Securities Act provides a similar prohibition against offers to sell, or offers to buy, unless a registration statement has been filed. Although we do not believe our mining activities require registration for us to conduct such activities and accumulate digital assets the SEC, CFTC, Nasdaq or other governmental or quasi-governmental agency or organization may conclude that our activities involve the offer or sale of “securities”, or ownership of “investment securities”, and we may face regulation under the Securities Act or the 1940 Act. Such regulation or the inability to meet the requirements to continue operations, would have a material adverse effect on our business and operations.

The further development and acceptance of digital asset networks and other digital assets, which represent a new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development or acceptance of digital asset systems may adversely affect an investment in us.

Digital assets such as bitcoins, that may be used, among other things, to buy and sell goods and services are a new and rapidly evolving industry of which the digital asset networks are prominent, but not unique, parts. The growth of the digital asset industry in general, and the digital asset networks of bitcoin in particular, are subject to a high degree of uncertainty. The factors affecting the further development of the digital asset industry, as well as the digital asset networks, include:

●	continued worldwide growth in the adoption and use of bitcoins and other digital assets;

●	government and quasi-government regulation of bitcoins and other digital assets and their use, or restrictions on or regulation of access to and operation of the digital asset network or similar digital assets systems;

●	the maintenance and development of the open-source software protocol of the bitcoin network;

●	changes in consumer demographics and public tastes and preferences;

●	the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;

●	general economic conditions and the regulatory environment relating to digital assets; and

●	the impact of regulators focusing on digital assets and digital securities and the costs associated with such regulatory oversight.

●	A decline in the popularity or acceptance of the digital asset networks of bitcoin, or similar digital asset systems, could adversely affect an investment in us.

If we acquire digital securities, even unintentionally, we may violate the Investment Company Act of 1940 and incur potential third-party liabilities.

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

COVID-19 or any pandemic, epidemic or outbreak of an infectious disease in the United States or elsewhere may adversely affect our business.

The COVID-19 virus has had unpredictable and unprecedented impacts in the United States and around the world. The World Health Organization has declared the outbreak of COVID-19 as a “pandemic,” or a worldwide spread of a new disease. Many countries around the world have imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus. In the United States, federal, state and local governments have enacted restrictions on travel, gatherings, and workplaces, with exceptions made for essential workers and businesses. As of the date of this prospectus, we have not been declared an essential business. As a result, we may be required to substantially reduce or cease operations in response to governmental action or decree as a result of COVID-19. We are still assessing the effect on our business from COVID-19 and any actions implemented by the federal, state and local governments. We have implemented safety protocols to protect our staff, but we cannot offer any assurance that COVID-19 or any other pandemic, epidemic or outbreak of an infectious disease in the United States or elsewhere, will not materially and adversely affect our business.

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

If a malicious actor or botnet obtains control in excess of 50% of the processing power active on any digital asset network, including the bitcoin network, it is possible that such actor or botnet could manipulate the blockchain in a manner that adversely affects an investment in us.

If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the processing power dedicated to mining on any digital asset network, including the bitcoin network, it may be able to alter the blockchain by constructing alternate blocks if it is able to solve for such blocks faster than the remainder of the miners on the blockchain can add valid blocks. In such alternate blocks, the malicious actor or botnet could control, exclude or modify the ordering of transactions, though it could not generate new digital assets or transactions using such control. Using alternate blocks, the malicious actor could “double-spend” its own digital assets (i.e., spend the same digital assets in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintains control. To the extent that such malicious actor or botnet does not yield its majority control of the processing power or the digital asset community does not reject the fraudulent blocks as malicious, reversing any changes made to the blockchain may not be possible. Such changes could adversely affect an investment in us.

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

Marathon believes that from time to time there will be further considerations and adjustments to the bitcoin network, and others regarding the difficulty for block solutions. More significant reductions in aggregate hashrate on digital asset networks could result in material, though temporary, delays in block solution confirmation time. Any reduction in confidence in the confirmation process or aggregate hashrate of any digital asset network may negatively impact the value of digital assets, which will adversely impact an investment in us.

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

The history of digital asset exchanges has shown that exchanges and large holders of digital assets must adapt to technological change in order to secure and safeguard their digital assets. We rely on Bitgo Inc.’s multi-signature enterprise storage solution to safeguard our digital assets from theft, loss, destruction or other issues relating to hackers and technological attack. Our digital assets will also be moved to various exchanges in order to exchange them for fiat currency during which time we will be relying on the security of such exchanges to safeguard our digital assets. We believe that it may become a more appealing target of security threats as the size of our bitcoin holdings grow. To the extent that either Bitgo Inc. or we are unable to identify and mitigate or stop new security threats, our digital assets may be subject to theft, loss, destruction or other attack, which could adversely affect an investment in us.

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

We primarily rely on Bitgo Inc.’s (https://www.bitgo.com/) multi-signature enterprise storage solution to safeguard its digital assets from theft, loss, destruction or other issues relating to hackers and technological attack. Nevertheless, Bitgo Inc.’s security system may not be impenetrable and may not be free from defect or immune to acts of God, and any loss due to a security breach, software defect or act of God will be borne by the Company. The Company’s digital assets will also be stored with exchanges such as Bitgo, Kraken, Bitfinex, Itbit and Coinbase and others prior to selling them.

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

To the extent that the activities of Marathon cause it to be deemed a “money transmitter” (“MT”) or equivalent designation, under state law in any state in which Marathon operates, Marathon may be required to seek a license or otherwise register with a state regulator and comply with state regulations that may include the implementation of anti-money laundering programs, maintenance of certain records and other operational requirements. Currently, the NYSDFS has finalized its “BitLicense” framework for businesses that conduct “virtual currency business activity,” the Conference of State Bank Supervisors has proposed a model form of state level “virtual currency” regulation and additional state regulators including those from California, Idaho, Virginia, Kansas, Texas, South Dakota and Washington have made public statements indicating that virtual currency businesses may be required to seek licenses as money transmitters. In July 2016, North Carolina updated the law to define “virtual currency” and the activities that trigger licensure in a business-friendly approach that encourages companies to use virtual currency and blockchain technology. Specifically, the North Carolina law does not require miners or software providers to obtain a license for multi-signature software, smart contract platforms, smart property, colored coins and non-hosted, non-custodial wallets. Starting January 1, 2016, New Hampshire requires anyone who exchanges a digital currency for another currency must become a licensed and bonded money transmitter. In numerous other states, including Connecticut and New Jersey, legislation is being proposed or has been introduced regarding the treatment of bitcoin and other digital assets. Marathon will continue to monitor for developments in such legislation, guidance or regulations.

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

To the extent that digital assets including bitcoins and other digital assets we may own are deemed by the Commission to fall within the definition of a security, we may be required to register and comply with additional regulation under the 1940 Act, including additional periodic reporting and disclosure standards and requirements and the registration of our Company as an investment company. Additionally, one or more states may conclude bitcoins and other digital assets we may own are a security under state securities laws which would require registration under state laws including merit review laws which would adversely impact us since we would likely not comply. As stated earlier in this prospectus, some states including California define the term “investment contract” more strictly than the Commission. Such additional registrations may result in extraordinary, non-recurring expenses of our Company, thereby materially and adversely impacting an investment in our Company. If we determine not to comply with such additional regulatory and registration requirements, we may seek to cease all or certain parts of our operations. Any such action would likely adversely affect an investment in us and investors may suffer a complete loss of their investment.

If federal or state legislatures or agencies initiate or release tax determinations that change the classification of bitcoins as property for tax purposes (in the context of when such bitcoins are held as an investment), such determination could have a negative tax consequence on our Company or our shareholders.

Current IRS guidance indicates that digital assets such as bitcoin should be treated and taxed as property, and that transactions involving the payment of bitcoin for goods and services should be treated as barter transactions. While this treatment creates a potential tax reporting requirement for any circumstance where the ownership of a bitcoin passes from one person to another, usually by means of bitcoin transactions (including off-blockchain transactions), it preserves the right to apply capital gains treatment to those transactions which may adversely affect an investment in our Company.

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

In order to incentivize miners to continue to contribute processing power to any digital asset network, such network may either formally or informally transition from a set reward to transaction fees earned upon solving for a block. This transition could be accomplished either by miners independently electing to record in the blocks they solve only those transactions that include payment of a transaction fee or by the digital asset network adopting software upgrades that require the payment of a minimum transaction fee for all transactions. If transaction fees paid for digital asset transactions become too high, the marketplace may be reluctant to accept digital assets as a means of payment and existing users may be motivated to switch from one digital asset to another digital asset or back to fiat currency. Decreased use and demand for bitcoins that we have accumulated may adversely affect their value and may adversely impact an investment in us.

Fluctuations in the price of bitcoin may significantly influence the market price of our class A common stock

To the extent investors view the value of our class A common stock as linked to the value or change in the value of our bitcoin, fluctuations in the price of bitcoin may significantly influence the market price of our class A common stock.

Our bitcoin holdings could subject us to regulatory scrutiny

As noted above, several bitcoin investment vehicles have attempted to list their shares on a U.S. national securities exchange to permit them to function in the manner of an ETF with continuous share creation and redemption at NAV. To date the SEC has declined to approve any such listing, citing concerns over the surveillance of trading in markets for the underlying bitcoin as well as concerns about fraud and manipulation in bitcoin trading markets. Even though we do not function in the manner of an ETF and do not offer continuous share creation and redemption at NAV, it is possible that we nevertheless could face regulatory scrutiny from the SEC, as a company with securities traded on The Nasdaq Global Select Market.

In addition, as digital assets, including bitcoin, have grown in popularity and market size, there has been increasing focus on the extent to which digital assets can be used to launder the proceeds of illegal activities or fund criminal or terrorist activities, or entities subject to sanctions regimes. While we have implemented and maintain policies and procedures reasonably designed to promote compliance with applicable anti-money laundering and sanctions laws and regulations and take care to only acquire our bitcoin through entities subject to anti money laundering regulation and related compliance rules in the United States, if we are found to have purchased any of our bitcoin from bad actors that have used bitcoin to launder money or persons subject to sanctions, we may be subject to regulatory proceedings and further transactions or dealings in bitcoin may be restricted or prohibited.

Due to the unregulated nature and lack of transparency surrounding the operations of many bitcoin trading venues, they may experience fraud, security failures or operational problems, which may adversely affect the value of our bitcoin

Bitcoin trading venues are relatively new and, in some cases, unregulated. Furthermore, there are many bitcoin trading venues which do not provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance. As a result, the marketplace may lose confidence in bitcoin trading venues, including prominent exchanges that handle a significant volume of bitcoin trading.

Negative perception, a lack of stability in the broader bitcoin markets and the closure or temporary shutdown of bitcoin trading venues due to fraud, business failure, hackers or malware, or government-mandated regulation may reduce confidence in bitcoin and result in greater volatility in the prices of bitcoin. To the extent investors view our class A common stock as linked to the value of our bitcoin holdings, these potential consequences of a bitcoin trading venue’s failure could have a material adverse effect on the market value of our class A common stock.

The price of bitcoin may be influenced by regulatory, commercial, and technical factors that are highly uncertain

Bitcoin and other digital assets are relatively novel and are subject to various risks and uncertainties that may adversely impact their price. For example, the application of securities laws and other regulations to such assets is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may create new regulations or interpret laws in a manner that adversely affects the price of bitcoin. The growth of the digital assets industry in general, and the use and acceptance of bitcoin in particular, may also impact the price of bitcoin and is subject to a high degree of uncertainty. The pace of worldwide growth in the adoption and use of bitcoin may depend, for instance, on public familiarity with digital assets, ease of buying and accessing bitcoin, institutional demand for bitcoin as an investment asset, consumer demand for bitcoin as a means of payment, and the availability and popularity of alternatives to bitcoin. Even if growth in bitcoin adoption occurs in the near or medium-term, there is no assurance that bitcoin usage will continue to grow over the long-term. Because bitcoin has no physical existence beyond the record of transactions on the Bitcoin blockchain, a variety of technical factors related to the Bitcoin blockchain could also impact the price of bitcoin. For example, malicious attacks by “miners” who validate bitcoin transactions, inadequate mining fees to incentivize validating of bitcoin transactions, hard “forks” of the Bitcoin blockchain into multiple blockchains, and advances in quantum computing could undercut the integrity of the Bitcoin blockchain and negatively affect the price of bitcoin. The liquidity of bitcoin may also be reduced and damage to the public perception of bitcoin may occur, if financial institutions were to deny banking services to businesses that hold bitcoin, provide bitcoin-related services or accept bitcoin as payment, which could also decrease the price of bitcoin.

If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our bitcoin, we may lose some or all of our bitcoin and our financial condition and results of operations could be materially adversely affected

Security breaches and cyberattacks are of particular concern with respect to our bitcoin. Bitcoin and other blockchain-based cryptocurrencies have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. A successful security breach or cyberattack could result in a partial or total loss of our bitcoin in a manner that may not be covered by insurance or indemnity provisions of the custody agreement with a custodian who holds our bitcoin. Such a loss could have a material adverse effect on our financial condition and results of operations.

Regulatory change reclassifying bitcoin as a security could lead to our classification as an “investment company” under the Investment Company Act of 1940 and could adversely affect the market price of bitcoin and the market price of our class A common stock.

While senior SEC officials have stated their view that bitcoin is not a “security” for purposes of the federal securities laws, the SEC has so far refused to permit the listing of any bitcoin-based exchange traded funds, citing, among other things, concerns regarding bitcoin market integrity and custodial protections. It is possible that the SEC could take a contrary position to the one taken by its senior officials or a federal court could conclude that bitcoin is a security. Such a determination could lead to our classification as an “investment company” under the Investment Company Act of 1940, which would subject us to significant additional regulatory controls that could have a material adverse effect on our business and operations and also may require us to substantially change the manner in which we conduct our business.

In addition, if bitcoin is determined to constitute a security for purposes of the federal securities laws, the additional regulatory restrictions imposed by those laws could adversely affect the market price of bitcoin and in turn adversely affect the market price of our class A common stock.

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

The market price of our Common Stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	changes in our industry including changes which adversely affect bitcoin and other digital assets;

●	competitive pricing pressures;

●	our ability to obtain working capital financing;

●	additions or departures of key personnel;

●	sales of our Common Stock;

●	our ability to execute our business plan;

●	operating results that fall below expectations;

●	loss of any strategic relationship;

●	regulatory developments; and

●	economic and other external factors.

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

On February 12, 2018, in connection with the intended mining operations of Marathon Crypto Mining, Inc. (“MCM”), the Company assumed a lease contract dated November 11, 2017 (the “Lease Agreement”) by and between 9349-0001 Quebec Inc. (the “Lessor”) and Blocespace Inc., formerly known as Cryptoespace Inc. (the “Lessee”). Pursuant to the Lease Agreement, among other things, the Lessee leases a building of 26,700 square feet (the “Property”) in Quebec, Canada, for an initial term of five (5) years (the “Term”), commencing on December 1, 2017 and terminating on November 30, 2022. The Lessee shall pay a monthly rent of $10,013 Canadian Dollars (“CAD”) plus tax, or an annual rent of $120,150 CAD plus tax (“Yearly Rent”). Subsequent to December 31, 2020, the Company entered into a termination agreement with the Lessor to agree to terminate the lease as of March 7, 2021. As of that date, the Company was fully released and discharged from any and all obligations under the Lease Agreement.

ITEM 3. LEGAL PROCEEDINGS

Feinberg Litigation

Jeffrey Feinberg v. Marathon Patent Group, Inc., Doug Croxall, and Francis Knuettel II, Superior Court of the State of California, County of Los Angeles, Case Number BC673128; Date Filed: August 21, 2017

On August 21, 2017, plaintiff Jeffrey Feinberg filed his Complaint against the Company and its Chief Executive Officer and Chief Financial Officer, purporting to state claims under Sections 11, 12(a)(2) and 15 of the federal Securities Act of 1933, and to state common law claims for “actual fraud and fraudulent concealment,” constructive fraud, and negligent misrepresentation. Feinberg sought unspecified money damages, as well as costs and attorneys’ fees, and equitable or injunctive relief, all based on allegations that he purchased Company securities and was induced to continue holding shares of the Company’s common stock through his reliance on a series of purported misstatements and omissions concerning the Company’s financial performance and future prospects.

On October 10, 2017, all defendants filed a motion to dismiss or to stay the action, contending that Feinberg’s claims were encompassed by various written contracts in which he had agreed that any disputes he had with the Company should be litigated exclusively in the courts in New York City. While that motion was pending, on November 14, 2017, Feinberg voluntarily dismissed his complaint, in its entirety, without prejudice.

On March 27, 2018, Feinberg, purportedly joined by the Jeffrey L. Feinberg Personal Trust and the Jeffrey L. Feinberg Family Trust, refiled the alleged claims described above in a lawsuit filed in the Supreme Court of the State of New York, County of New York. The new lawsuit is entitled Jeffrey Feinberg, Jeffrey L. Feinberg Personal Trust, and Jeffrey L. Feinberg Family Trust v. Marathon Patent Group, Inc., Doug Croxall, and Francis Knuettel II, Index No. 651463/2018 (the “NY Action”). The plaintiffs purported to state claims under Sections 11, 12(a)(2) and 15 of the federal Securities Act of 1933, and to state common law claims for “actual fraud and fraudulent concealment,” constructive fraud, and negligent misrepresentation. The plaintiffs sought unspecified money damages (including punitive damages), as well as costs and attorneys’ fees, and equitable or injunctive relief, all based on allegations that over a period extending from approximately May 2015 through May 2017 they purchased Company securities and were induced to continue holding shares of the Company’s stock through their reliance on a series of purported misstatements and omissions concerning the Company’s financial performance and future prospects.

On June 15, 2018, all defendants filed a motion to dismiss the complaint in the NY Action asserting, among other arguments, that the Jeffrey L. Feinberg Personal Trust and the Jeffrey L. Feinberg Family Trust lack capacity to sue, that the purported state law “holder” claims are barred as a matter of law, and that plaintiffs otherwise failed to state facts sufficient to state a claim. Plaintiffs opposed the motion. After the motion was fully briefed, the court conducted an oral argument on January 16, 2019. At the conclusion of the argument, the court granted the motion to dismiss, allowing plaintiff Feinberg 30 days’ time to replead.

In addition, concurrent with filing their motion to dismiss, the defendants filed a motion to stay discovery pursuant to the mandatory stay provisions of the Private Securities Litigation Reform Act of 1995 and local state rules. The plaintiffs filed a statement of non-opposition to the motion to stay discovery, and on January 9, 2019, the court granted that motion.

On February 15, 2019, Feinberg, in his individual capacity and purportedly as trustee of the Jeffrey L. Feinberg Personal Trust, and Terrence K. Ankner, purportedly as trustee of the Jeffrey L. Feinberg Family Trust, filed what they styled as an “Amended Complaint.” These plaintiffs purport to state claims against the Company, Doug Croxall and Francis Knuettel II under Sections 11, 12(a)(2) and 15 of the federal Securities Act of 1933, and to state common law claims for “actual fraud and fraudulent concealment,” constructive fraud, and negligent misrepresentation. In the Amended Complaint, the plaintiffs seek unspecified money damages (including punitive damages), as well as costs and attorneys’ fees, and equitable or injunctive relief, all based on allegations that over a period extending from approximately May 2015 through May 2017 they purchased Company securities and were induced to continue holding shares of the Company’s stock through their reliance on a series of purported misstatements and omissions concerning the Company’s financial performance and future prospects.

On March 7, 2019, defendants Marathon Patent Group, Inc. and Doug Croxall filed a motion to dismiss the Amended Complaint, and on March 22, 2019, defendant Francis Knuettel II filed a motion to dismiss the Amended Complaint. On April 5, 2019, plaintiffs filed an opposition to defendants’ motions to dismiss, and on April 17, 2019 defendants filed reply papers in support of the motions to dismiss. On July 9, 2019, the court heard the parties’ oral arguments and, at the conclusion of those arguments, took the motions to dismiss under submission. On March 13, 2020, the court issued its Decision in which it granted the motions to dismiss in full and ordered that the case be dismissed with prejudice. On or about May 4, 2020, the plaintiffs filed a notice of appeal. Plaintiffs filed their opening appellate brief on January 4, 2021, and defendants filed their responsive appellate briefs on February 3, 2021. The parties are now awaiting oral argument on the appeal.

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

Michael Ho, an individual v. Marathon Patent Group, Inc., a Nevada Corporation, Case No. 5:21-cv-00339-PSG-SPx (C.D. Cal.) On January 14, 2021, Plaintiff Michael Ho (“Plaintiff” or “Ho”) filed a Civil Complaint for Damages and Restitution (“Complaint”) against the Company and 10 Doe Defendants. The Complaint alleges six causes of action against the Company, (1) Breach of Written Contract; (2) Brach of Implied Contract; (3) Quasi-Contract; (4) Services Rendered; (5) Intentional Interference with Prospective Economic Relations; and (6) Negligent Interference with Prospective Economic Relations, which interestingly is the one plead against “all Defendants” and is most likely to involve later named defendants. The claims arise from the same set of facts, Ho alleges that the Company profited from commercially sensitive information he shared with the Company and then it refused to compensate him for his role in securing the acquisition of Beowulf. In connection with his Complaint, Plaintiff alleges that in early 2020, he obtained information that an electricity producer, Beowulf Energy, had available, unused capacity and that he obtained pricing information and approached Mr. Okamoto “concerning a proposed transaction that would be favorable to MARA.” Plaintiff specifically alleges to have been damaged in an amount in excess of $30,000,000 (and pleads such damages for each cause of action) and costs of suit. In addition, if successful, Plaintiff would be able to claim attorney’s fees as a prevailing party. Defendant denies liability. The Company denies breaching the NDA with Mr. Ho and further alleges that the agreement reached with Beowulf Energy was a result of an independent commercial relationship. b) the progress of the case to date. On February 22, 2021, the Company responded to Mr. Ho’s Complaint with a general denial and the assertion of applicable affirmative defenses. Then, on February 25, 2021, the Company removed the matter to federal court. The court has not set an initial scheduling conference yet so there are no significant litigation deadlines at this point in time. The Company is in the process of early facts investigation and discussions with Mr. Ho’s legal counsel about case scheduling, including a discovery plan.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently quoted on The NASDAQ Capital Market under the symbol “MARA”.

Holders

As of March 12, 2021, there were 230 holders of record of 98,804,636 shares of the Company’s Common Stock.

Securities Authorized for Issuance under Equity Compensation Plans

2012, 2014, 2017 and 2018 Equity Incentive Plans

The following table gives information about the Company’s common stock that may be issued upon the exercise of options granted to employees, directors and consultants under its 2012, 2014, 2017 and 2018 Equity Incentive Plans as of December 31, 2021. On August 1, 2012, our board of directors and stockholders adopted the 2012 Equity Incentive Plan, pursuant to which 96,154 shares of our common stock are reserved for issuance as awards to employees, directors, consultants, advisors and other service providers. On September 16, 2014, our board of directors adopted the 2014 Equity Incentive Plan, subsequently approved by the shareholders on July 31, 2015, pursuant to which up to 125,000 shares of our common stock, stock options, restricted stock, preferred stock, stock-based awards and other awards are reserved for issuance as awards to employees, directors, consultants, advisors and other service providers. On September 6, 2017, our board of directors adopted the 2017 Equity Incentive Plan, subsequently approved by the shareholders on September 29, 2017, pursuant to which up to 625,000 shares of our common stock, stock options, restricted stock, preferred stock, stock-based awards and other awards are reserved for issuance as awards to employees, directors, consultants, advisors and other service providers. On January 1, 2018, our board of directors adopted the 2018 Equity Incentive Plan, subsequently approved by the shareholders on March 7, 2018, pursuant to which up to 2,500,000 shares of our common stock, stock options, restricted stock, preferred stock, stock-based awards and other awards are reserved for issuance as awards to employees, directors, consultants, advisors and other service providers. On January 15, 2021, the Company’s shareholders approved an increase in the number of shares authorized for issuance under the 2018 Equity Incentive Plan by 5,000,000 shares, which increase took effect automatically. As of March 12, 2021, the 2012, 2014, 2017 and 2018 Equity Incentive Plans had outstanding grants and remaining unissued shares, taking into account issuance of restricted stock to officers and directors, as follows:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	393,777	$21.18	880,804
Equity compensation plans not approved by security holders	—	$—	—
Total	393,777	$21.18	880,804

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

On August 2, 2018, the Company issued 121,250 shares pursuant to the conversion of 121 shares of the Company’s Series E Convertible Preferred Stock.

On August 10, 2018, the Company issued 121,250 shares pursuant to the conversion of 121 shares of the Company’s Series E Convertible Preferred Stock.

On August 21, 2018, the Company issued 121,250 shares pursuant to the conversion of 121 shares of the Company’s Series E Convertible Preferred Stock.

On August 29, 2018, the Company issued 121,250 shares pursuant to the conversion of 121 shares of the Company’s Series E Convertible Preferred Stock.

On September 30, 2019, the Company consummated the purchase of 6000 S-9 Bitmain 13.5 TH/s Bitcoin Antminers (“Miners”) from SelectGreen Blockchain Ltd., a British Columbia corporation, for which the purchase price was $4,086,250 or 2,335,000 shares of its common stock at a price of $1.75 per share. As a result of an exchange cap requirement imposed in conjunction with the Company’s Listing of Additional Shares application filed with Nasdaq to the transaction, the Company issued 1,276,442 shares of its common stock which represented $2,233,773 of the $4,086,250 (constituting 19.9% of the issued and outstanding shares on the date of the Asset Purchase Agreement) and upon the receipt of shareholder approval, at the Annual Shareholders Meeting to be held on November 15, 2019, the Company can issue the balance of the 1,058,558 unregistered common stock shares. The shareholders did approve the issuance of the additional shares at the Annual Shareholders Meeting. The Company has issued and additional 474,808 at $0.90 per share. On March 30, 2020, the Company has issued an additional 350,250 shares at $1.75 per share. The $513,700 set forth on the balance sheet for mining servers payable reflects the fair value of 583,750 shares to be issued at $0.88 per share to conclude the purchase of the Miners at December 31, 2019. The Company recorded change in fair value of mining payable of $66,547 and $507,862 during the year ended December 31, 2020 and 2019, respectively.. As of December 31, 2020, there is no requirement for the Company to make a payment in cash in lieu of issuing the remaining shares. Subsequent to year end, on January 14, 2021, the Company sold its inventory of approximately 5,900 S9, 13.5 TH/s miners. As such, management determined that those crypto-currency machines were impaired by a total of $871,302 based upon an assessment as of December 31, 2020.

On June 1, 2020, the Company issued 2,023,739 shares at $0.60 per share pursuant to the conversion of $999,106 of principal and $215,137 of interest related to the extinguishment of the Convertible Note.

On October 6, 2020, the Company issued 6,000,000 shares at $1.87 per share pursuant to the Long Term Prepaid Service Contract with Liefern LLC and Lucky Liefern LLC each receiving 3,000,000 shares for the operation and servicing of the Hardin, Montana facility through September 2025.

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

Business of the Company

We were incorporated in the State of Nevada on February 23, 2010 under the name Verve Ventures, Inc. As of the date of this filing, our name has been changed to Marathon Digital Holdings, Inc. On December 7, 2011, we changed our name to American Strategic Minerals Corporation and were engaged in exploration and potential development of uranium and vanadium minerals business. In June 2012, we discontinued our minerals business and began to invest in real estate properties in Southern California. In October 2012, we discontinued our real estate business when our former CEO joined the firm and we commenced our IP licensing operations, at which time the Company’s name was changed to Marathon Patent Group, Inc. On November 1, 2017, we entered into a merger agreement with Global Bit Ventures, Inc. (“GBV”), which is focused on mining digital assets. We have since purchased our cryptocurrency mining machines and established a data center in Canada to mine digital assets. Following the merger, we intended to add GBV’s existing technical capabilities and digital asset miners and expand our activities in the mining of new digital assets, while at the same time harvesting the value of our remaining IP assets. On June 28, 2018, the board has determined that it is in the best interests of the Company and its shareholders to allow the Amended Merger Agreement to expire on its current termination date of June 28, 2018 without further negotiation or extension. The Board approved to issue 750,000 shares of our common stock to GBV as a termination fee for canceling the proposed merger between the two companies. The fair value of the common stocks was $2,850,000.

Recent Developments

Purchase of Digital Asset Mining Servers

On September 30, 2019, the Company consummated the purchase of 6000 S-9 Bitmain 13.5 TH/s Bitcoin Antminers (“Miners”) from SelectGreen Blockchain Ltd., a British Columbia corporation, for which the purchase price was $4,086,250 or 2,335,000 shares of its common stock at a price of $1.75 per share. As a result of an exchange cap requirement imposed in conjunction with the Company’s Listing of Additional Shares application filed with Nasdaq to the transaction, the Company issued 1,276,442 shares of its common stock which represented $2,233,773 of the $4,086,250 (constituting 19.9% of the issued and outstanding shares on the date of the Asset Purchase Agreement) and upon the receipt of shareholder approval, at the Annual Shareholders Meeting to be held on November 15, 2019, the Company can issue the balance of the 1,058,558 unregistered common stock shares. The shareholders did approve the issuance of the additional shares at the Annual Shareholders Meeting. The Company has issued and additional 474,808 at $0.90 per share. The $513,700 set forth on the balance sheet for mining servers payable reflects the fair value of 583,750 shares to be issued at $0.88 per share to conclude the purchase of the Miners at December 31, 2019. The Company recorded change in fair value of mining payable of $66,547 and $507,862 during the year ended December 31, 2020 and 2019, respectively.. There is no requirement for the Company to make a payment in cash in lieu of issuing the remaining shares. Subsequent to year end, on January 14, 2021, the Company sold its inventory of approximately 5,900 S9, 13.5 TH/s miners. As such, management determined that those crypto-currency machines were impaired by a total of $871,302 based upon an assessment as of December 31, 2020.

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

At December 31, 2020, we carried $2.272 million of digital assets on our balance sheet, consisting of the approximately 126 bitcoins, and held $141.3 million in cash and cash equivalents, compared to $0.001 million of digital assets and $0.7 million in cash and cash equivalents at December 31, 2019, reflecting the shift in our liquid assets. As of March 4, 2021, we held approximately 5,035 bitcoins, of which, 4,813 bitcoins were acquired at an aggregate purchase price of $150 million at an average purchase price of approximately $31,137 per bitcoin, inclusive of fees and expenses. We expect to purchase additional bitcoin in future periods, though we may also sell bitcoin in future periods as needed to generate Cash Assets for treasury management purposes.

Impairment of Long-lived Assets

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Subsequent to year end, on January 14, 2021, the Company sold its inventory of approximately 5,900 S9, 13.5 TH/s miners. As such, management determined that those crypto-currency machines were impaired by a total of $871,302 based upon an assessment as of December 31, 2020. During the year ended December 31, 2019 we moved certain of our bitcoin miners to a new location in the United States and recorded an impairment of $447,776 in our leasehold improvements in Canada.

Recent Issued Accounting Standards

See Note 2 to our consolidated financial statements for a discussion of recent accounting standards and pronouncements.

Results of Operations for the Years Ended December 31, 2020 and December 31, 2019

We generated revenues of $4.4 million during the year ended December 31, 2020 as compared to $1.2 million during the year ended December 31, 2019. For the year ended December 31, 2020, this represented an increase of $3.2 million or 268%. Revenue for the years ended December 31, 2020 and 2019 were derived primarily from cryptocurrency mining.

Direct cost of revenues during the year ended December 31, 2020 and 2019 amounted to approximately $7.0 million and $2.5 million, respectively. For the year ended December 31, 2020, this represented an increase of $4.5 million or 182%. Direct costs of revenue include depreciation and amortization expenses of the cryptocurrency mining machines and patents, contingent payments to patent enforcement legal costs, patent enforcement advisors and inventors as well as various non-contingent costs associated with enforcing the Company’s patent rights and otherwise in developing and entering into settlement and licensing agreements that generate the Company’s revenue.

We incurred other operating expenses of $7.2 million for the year ended December 31, 2020 and $2.9 million for the year ended December 31, 2019. For the year ended December 31, 2020, this represented an increase of $4.3 million or 144%. These expenses primarily consisted of the impairment of mining equipment, compensation to our officers, directors and employees, professional fees and consulting incurred in connection with the day-to-day operation of our business and break-up fee to GBV.

The operating expenses consisted of the following:

	Total Other Operating Expenses
	For the Years Ended
	December 31, 2020	December 31, 2019
Compensation and related taxes (1)	$4,730,143	$1,475,450
Consulting fees (2)	302,561	130,813
Professional fees (3)	733,741	422,335
Other general and administrative (4)	551,671	465,783
Impairment of mining equipment (5)	871,302	-
Impairment of leasehold improvements (6)	-	477,776
Total	$7,189,418	$2,942,157

(1)	Compensation expense and related taxes: Compensation expense includes cash compensation and related payroll taxes and benefits, and non-cash equity compensation expenses. For the year ended December 31, 2020 and 2019, compensation expense and related payroll taxes were $4.7 million and $1.5 million, an increase of $3.3 million or 221%. During the years ended December 31, 2020 and 2019, we recognized non-cash employee and board equity-based compensation of $1,258,735 and $674,182, respectively.

(2)	Consulting fees: For the year ended December 31, 2020 and 2019, we incurred consulting fees of $0.3 million and $0.1 million, respectively, an increase of $0.2 million or 131%. Consulting fees include consulting fees primarily for investor relations and public relations services as well as other consulting services. The increase in consulting fees for the year ended December 31, 2020 compared to the same period in the prior year was primarily due to the write-off of prepaid consulting fees from a prior period.

(3)	Professional fees: For the year ended December 31, 2020 and 2019, professional fees were $0.7 million and $0.4 million, respectively, an increase of $0.3 million or 74%. Professional fees primarily reflect the costs of professional outside accounting fees, legal fees and audit fees. The increase in professional fees was mainly the result of legal fees related to the ATM financing offerings.

(4)	Other general and administrative expenses: For the year ended December 31, 2020 and 2019, other general and administrative expenses were $0.6 million and $0.5 million, respectively, an increase of $0.1 million or 18%. General and administrative expenses reflect the other non-categorized operating costs of the Company and include expenses related to being a public company, rent, insurance, technology and other expenses incurred to support the operations of the Company.

(5)	Impairment of mining equipment: For the years ended December 31, 2020, the Company recorded a loss on the impairment of mining equipment in the amounts of $0.9 million.

(6)	Impairment of leasehold improvements: For the years ended December 31, 2019, the Company recorded a loss on the impairment of leasehold improvements in the amounts of $0.4 million.

Operating Loss

We reported operating loss from continuing operations of $9.8 million and $4.2 million for the years ended December 31, 2020 and 2019, respectively.

Other Expenses

Total other expenses were $0.6 million for the year ended December 31, 2020 compared to total other income of $0.7 million for the year ended December 31, 2019. The changes are de minimis.

Net Loss Available to Common Shareholders

We reported net loss of $10.4 million and $3.5 million for the year ended December 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company had and accumulated deficit of approximately $116.1 million and $105.6 million at December 31, 2020 and December 31, 2019, respectively, a net loss of approximately $10.4 million and $3.5 million, respectively, and approximately $7.8 million and $3.3 million net cash used in operating activities for the year ended December 31, 2020 and December 31, 2019, respectively.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At December 31, 2020, the Company’s cash and cash equivalents balances totaled $141.3 million compared to $0.7 million at December 31, 2019. The increase in liquidity is due to the issuance of common stock during 2020 as it relates to the various At The Market Offerings.

Net working capital increased by $285.3 million, to working capital of $285.0 million at December 31, 2020 from working capital deficit of $0.4 million at December 31, 2019.

Cash used in operating activities was $7.8 million during the year ended December 31, 2020 compared to $3.3 million during the year ended December 31, 2019.

Cash used in investing activities was $81.3 million during the year ended December 31, 2020 compared to cash provided of $1.2 million for the year ended December 31, 2019.

Cash provided by financing activities was $229.7 million during the year ended December 31, 2020 compared to $0.2 million for the year ended December 31, 2019.

During the month of August 2019, the Company issued 16,081 shares of common stock under the At The Market Offering for the total proceeds of $35,764, net of offering cost of $1,371.

During the month of September 2019, the Company issued 25,533 shares of common stock under the At The Market Offering for the total proceeds of $47,689, net of offering cost of $2,257.

During the month of October 2019, the Company issued 15,510 shares of common stock under the At The Market Offering for the total proceeds of $24,756, net of offering cost of $1,289.

During the month of November 2019, the Company issued 92,037 shares of common stock under the At The Market Offering for the total proceeds of $122,039, net of offering cost of $4,437.

During the month of December 2019, the Company issued 22,965 shares of common stock under the At The Market Offering for the total proceeds of $25,645, net of offering cost of $1,088.

During the month of January 2020, the Company issued 118,524 shares of common stock under the At The Market Offering for the total proceeds of $131,215, net of offering cost of $5,045.

During the month of February 2020, the Company issued 186,211 shares of common stock under the At The Market Offering for the total proceeds of $220,802, net of offering cost of $8,687.

During the month of March 2020, the Company issued 98,340 shares of common stock under the At The Market Offering for the total proceeds of $49,874, net of offering cost of $3,042.

On March 30, 2020, the Company issued 350,250 shares of common stock in exchange for S9 miners with a fair market value of $612,938.

During the month of April 2020, the Company issued 3,016,385 shares of common stock under the At The Market Offering for the total proceeds of $1,514,969, net of offering cost of $58,532.

During the month of May 2020, the Company issued 5,987,723 shares of common stock under the At The Market Offering for the total proceeds of $3,607,398, net of offering cost of $127,765.

During the month of June 2020, the Company issued 1,540,710 shares of common stock under the At The Market Offering for the total proceeds of $1,537,346, net of offering cost of $51,526.

On June 1, 2020, the Company issued 2,023,739 shares of common stock in exchange for the conversion and extinguishment of the note payable outstanding in an amount of $999,106.

During the month of August 2020, the Company issued 5,820,761 shares of common stock under the At The Market Offering for the total proceeds of $20,178,935, net of offering cost of $630,283.

During the month of September 2020, the Company issued 943,981 shares of common stock under the At The Market Offering for the total proceeds of $2,516,199, net of offering cost of $78,874.

During the month of October 2020, the Company issued 7,813,218 shares of common stock under the At The Market Offering for the total proceeds of $21,320,409, net of offering cost of $665,773.

On October 6, 2020, the Company issued 6,000,000 shares of common stock in exchange for five years of services pursuant to the Power Purchase Agreement and Data Facility Services Agreement for the total proceeds of $0, net of offering cost of $0 valued at the time of execution at $1.87 per share or $11,220,000 in aggregate.

During the month of November 2020, the Company issued 5,851,295 shares of common stock under the At The Market Offering for the total proceeds of $16,685,649, net of offering cost of $519,992.

During the month of December 2020, the Company issued 22,924,550 shares of common stock under the At The Market Offering for the total proceeds of $239,301,605, net of offering cost of $7,255,610.

We believe that existing cash and cash equivalents held by us and cash and cash equivalents anticipated to be generated by us are sufficient to meet working capital requirements, anticipated capital expenditures, and contractual obligations for at least the next 12 months. As of December 31, 2020, we held approximately 125 bitcoins. Subsequent to year end, in January 2021, we purchased over 4,800 bitcoin for approximately $150 million. We do not believe we will need to sell any of our bitcoins within the next twelve months to meet our working capital requirements, although we may from time to time sell bitcoins as part of treasury management operations, including to increase our cash balances. The Bitcoin market historically has been characterized by significant volatility in its price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, susceptibility to market abuse and manipulation, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of instability in the Bitcoin market, we may not be able to sell our bitcoins at reasonable prices or at all. As a result, our bitcoins are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. In addition, upon sale of our bitcoin, we may incur additional taxes related to any realized gains or we may incur capital losses as to which the tax deduction may be limited.

Off-Balance Sheet Arrangements

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MARATHON DIGITAL HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Marathon Digital Holdings, Inc. & Subsidiaries

(formerly known as Marathon Patent Group, Inc)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Marathon Digital Holdings, Inc. & Subsidiaries (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the two years ended December 31, 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial positions of the Company as of December 31, 2020, and the consolidated results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters:

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements, and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

RBSM LLP

We have served as the Company’s auditor since 2017. Henderson, NV March 16, 2021

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$141,322,776	$692,963
Digital currencies	2,271,656	1,141
Other receivable	74,767,226	-
Deposit	65,647,592	-
Prepaid expenses and other current assets	2,399,965	800,024
Total current assets	286,409,215	1,494,128

Non-current assets:
Property and equipment, net of accumulated depreciation of $6,480,359 and $3,487,323 for December 31, 2020 and 2019, respectively	17,224,321	3,754,969
Prepaid service contract	8,415,000	-
Right-of-use assets	200,301	297,287
Intangible assets, net of accumulated amortization of $207,598 and $136,422 for December 31, 2020 and 2019, respectively	1,002,402	1,073,578
Total non-current assets	26,842,024	5,125,834
TOTAL ASSETS	$313,251,239	$6,619,962

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$999,742	$1,238,197
Mining servers payable	-	513,700
Current portion of operating lease liability	121,596	87,959
Warrant liability	322,437	12,849
Total current liabilities	1,443,775	1,852,705
Long-term liabilities
Convertible notes payable	-	999,106
SBA PPP loan payable	62,500	-
Operating lease liability	-	120,479
Total long-term liabilities	62,500	1,119,585
Total liabilities	1,506,275	2,972,290

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, 0.0001 par value, 50,000,000 shares authorized, no shares issued and outstanding at December 31, 2020 and 2019, respectively	-	-
Common stock, 0.0001 par value; 200,000,000 shares authorized; 81,974,619 and 8,458,781 issued and outstanding at December 31, 2020 and 2019, respectively	8,197	846
Additional paid-in capital	428,242,763	109,705,051
Accumulated other comprehensive loss	(450,719)	(450,719)
Accumulated deficit	(116,055,277)	(105,607,506)
Total stockholders’ equity	311,744,964	3,647,672
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$313,251,239	$6,619,962

The accompanying notes are an integral part to these audited consolidated financial statements.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2020	2019
Revenues
Cryptocurrency mining revenue	$4,357,443	$1,185,227

Total revenues	4,357,443	1,185,227

Operating costs and expenses
Cost of revenue	7,001,128	2,482,181
Impairment of mining equipment	871,302	-
Impairment of leasehold improvements	-	447,776
Compensation and related taxes	4,730,143	1,475,450
Consulting fees	302,561	130,813
Professional fees	733,741	422,335
General and administrative	551,672	465,783
Total operating expenses	14,190,547	5,424,338
Operating loss	(9,833,104)	(4,239,111)
Other income (expenses)
Gain from extinguishment of debt	-	181,995
Other income (expenses)	113,476	-
Foreign exchange loss	-	(11,873)
Loss on conversion of note	(364,833)	-
Realized gain on sale of digital currencies	15,466	36,092
Change in fair value of warrant liability	(309,588)	26,234
Change in fair value of mining payable	(66,547)	507,862
Interest income	18,343	33,651
Interest expense	(20,984)	(51,915)
Total other (expenses) income	(614,667)	722,046
Loss before income taxes	$(10,447,771)	$(3,517,065)
Income tax expense	-	-
Net loss	$(10,447,771)	$(3,517,065)

Net loss per share, basic and diluted:	$(0.13)	$(0.53)
Weighted average shares outstanding, basic and diluted:	81,408,340	6,664,238

The accompanying notes are an integral part to these audited consolidated financial statements.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Loss	Equity
Balance as of December 31, 2018	-	$-	6,379,992	$638	$105,461,396	$(102,090,441)	$(450,719)	$2,920,874
Stock based compensation	-	-	150,000	15	933,667	-	-	933,682
Par value adjustment and additional shares issued due to reverse split	-	-	5,413	1	(1)	-	-	-
Issuance of common stock, net of offering costs/At-the-market offering	-	-	172,126	17	245,477	-	-	245,494
Common stock issued for purchase of mining servers	-	-	1,751,250	175	3,064,512	-	-	3,064,687
Net loss	-	-	-	-	-	(3,517,065)	-	(3,517,065)
Balance as of December 31, 2019	-	$-	8,458,781	$846	$109,705,051	$(105,607,506)	$(450,719)	$3,647,672
Stock based compensation	-	-	2,745,639	275	1,178,334	-	-	1,178,609
Issuance of common stock, net of offering costs/At-the-market offering	-	-	54,301,698	5,430	297,653,840	-	-	297,659,270
Common stock issued for purchase of mining servers	-	-	350,250	35	171,587	-	-	171,622
Common stock issued for note conversion	-	-	2,023,739	202	1,578,873	-	-	1,579,075
Common stock issued for long term service contract	-	-	6,000,000	600	11,219,400	-	-	11,220,000
Issue common stock and warrant for cash	-	-	7,666,666	767	6,270,833	-	-	6,271,600
Warrant exercised for cash	-	-	413,233	41	464,846	-	-	464,887
Options exercised for cash	-	-	14,613	1	(1)	-	-	-
Net loss	-	-	-	-	-	(10,447,771)	-	(10,447,771)
Balance as of December 31, 2020	-	$-	81,974,619	$8,197	$428,242,763	$(116,055,277)	$(450,719)	$311,744,964

The accompanying notes are an integral part to these audited consolidated financial statements.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,447,771)	$(3,517,065)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,993,036	923,304
Amortization of patents and website	71,176	71,177
Loss on conversion of debt	364,833	-
Realized gain on sale of digital currencies	(15,466)	(36,092)
Change in fair value of warrant liability	309,588	(26,234)
Change in fair value of mining payable	66,547	(507,862)
Impairment of mining equipment	871,302	-
Impairment of leasehold improvements	-	447,776
Stock based compensation	1,178,609	933,682
Amortization of right-of-use assets	96,986	82,840
Change in prepaid service contract	561,000	-
Changes in operating assets and liabilities:
	-	-
Digital currencies	(4,357,443)	(1,185,227)
Operating lease liability	(86,842)	(72,548)
Prepaid expenses and other assets	644,059	(435,159)
Accounts payable and accrued expenses	(23,318)	2,753
Net cash used in operating activities	(7,773,704)	(3,318,655)
CASH FLOWS FROM INVESTING ACTIVITIES
Sale of digital currencies	2,102,394	1,220,178
Purchase of property and equipment	(17,742,315)	(5,225)
Deposits for the purchase of mining servers	(65,647,592)	-
Net cash (used in) provided by investing activities	(81,287,513)	1,214,953
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received on SBA PPP notes payable	62,500	-
Proceeds from issuance of common stock/At-the-market offering	229,961,998	255,893
Offering costs for the issuance of common stock/At-the-market offering	(7,069,955)	(10,399)
Proceeds from issuance of common stock and warrant, net	6,271,600	-
Proceeds received on exercise of warrants	464,887	-
Net cash provided by financing activities	229,691,030	245,494

Net increase (decrease) in cash and cash equivalents	140,629,813	(1,858,208)
Cash and cash equivalents — beginning of year	692,963	2,551,171
Cash and cash equivalents — end of year	$141,322,776	$692,963

Supplemental schedule of non-cash investing and financing activities:
Par value adjustment due to reverse split	$-	$1
Receivable due to share issuance	$74,767,226	$-
Common stock issued for long-term service contract	$11,220,000	$-
Common stock issued for purchase of mining servers	$171,622	$3,064,687
Reduction of share commitment for purchase of mining servers	$408,625	$1,021,562
Common stock issued for note conversion	$1,579,075	$-
Restricted stock issuance	$-	$15

The accompanying notes are an integral part to these audited consolidated financial statements.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

Marathon Digital Holdings, Inc. (the “Company”) was incorporated in the State of Nevada on February 23, 2010 under the name Verve Ventures, Inc. On December 7, 2011, the Company changed its name to American Strategic Minerals Corporation and were engaged in exploration and potential development of uranium and vanadium minerals business. In June 2012, the Company discontinued the minerals business and began to invest in real estate properties in Southern California. In October 2012, the Company discontinued its real estate business when the former CEO joined the firm and the Company commenced IP licensing operations, at which time the Company’s name was changed to Marathon Patent Group, Inc. On November 1, 2017, the Company entered into a merger agreement with Global Bit Ventures, Inc. (“GBV”), which is focused on mining digital assets. The Company purchased cryptocurrency mining machines and established a data center in Canada to mine digital assets. The Company expanded its activities in the mining of new digital assets, while at the same time harvesting the value of its remaining IP assets. As of October 2020, the financial operations were brought in house and are completed by the Company’s accounting team that consists of a Chief Financial Officer, Chief Operating Officer and bookkeeper. Subsequent to December 31, 2020, the Company hired a full-time Controller. We have also moved all of our data mining operations to our new facility in Hardin Montana.

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

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

On September 30, 2019, the Company consummated the purchase of 6000 S-9 Bitmain 13.5 TH/s Bitcoin Antminers (“Miners”) from SelectGreen Blockchain Ltd., a British Columbia corporation, for which the purchase price was $4,086,250 or 2,335,000 shares of its common stock at a price of $1.75 per share. As a result of an exchange cap requirement imposed in conjunction with the Company’s Listing of Additional Shares application filed with Nasdaq to the transaction, the Company issued 1,276,442 shares of its common stock which represented $2,233,773 of the $4,086,250 (constituting 19.9% of the issued and outstanding shares on the date of the Asset Purchase Agreement) and upon the receipt of shareholder approval, at the Annual Shareholders Meeting to be held on November 15, 2019, the Company can issue the balance of the 1,058,558 unregistered common stock shares. The shareholders did approve the issuance of the additional shares at the Annual Shareholders Meeting. The Company has issued an additional 474,808 at $0.90 per share. The $513,700 set forth on the balance sheet for mining servers payable reflects the fair value of 583,750 shares to be issued at $0.88 per share to conclude the purchase of the Miners at December 31, 2019. The Company recorded change in fair value of mining payable of $66,547 and $507,862 during the year ended December 31, 2020 and 2019, respectively.. There is no requirement for the Company to make a payment in cash in lieu of issuing the remaining shares. Subsequent to year end, on January 14, 2021, the Company sold its inventory of approximately 5,900 S9, 13.5 TH/s miners. As such, management determined that those crypto-currency machines were impaired by a total of $871,302 based upon an assessment as of December 31, 2020.

The Company believes that bitcoin is attractive because it can serve as a store of value, supported by a robust and public open source architecture, that is untethered to sovereign monetary policy and can therefore serve as a hedge against inflation. Bitcoin exists entirely in electronic form, as virtually irreversible public transaction ledger entries on the blockchain, and transactions in bitcoin are recorded and authenticated not by a central repository, but by a decentralized peer-to-peer network. This decentralization avoids certain threats common to centralized computer networks, such as denial of service attacks, and reduces the dependency of the bitcoin network on any single system. While the bitcoin network as a whole is decentralized, the private keys used to access bitcoin balances are not widely distributed and are held on hardware (which can be physically controlled by the holder or by a third party such as a custodian) or via software programs on third-party servers and loss of such private keys results in an inability to access, and effective loss of, the corresponding bitcoin. Consequently, bitcoin holdings are susceptible to all of the risks inherent in holding any electronic data, such as power failure, data corruption, security breach, communication failure, and user error, among others. These risks, in turn, make bitcoin subject to theft, destruction, or loss of value from hackers, corruption, or technology-specific factors such as viruses that do not affect conventional fiat currency. In addition, the bitcoin network relies on open source developers to maintain and improve the bitcoin protocol. Accordingly, bitcoin may be subject to protocol design changes, governance disputes such as “forked” protocols, competing protocols, and other open source-specific risks that do not affect conventional proprietary software.

The Company believes that in the context of the economic and public health crisis precipitated by COVID-19 and the unprecedented government financial stimulus measures adopted around the world, decreasing interest rates, as well as the breakdown of trust in and between political institutions and political parties in the United States and globally, bitcoin represents a more attractive store of value than fiat currency, and further that opportunity for appreciation in the value of bitcoin exists in the event that such factors lead to even more widespread adoption of bitcoin as a treasury reserve alternative.

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

The Company purchased 660 latest generation Bitmain S19 Pro Miners on May 12, 2020, 500 units on May 18, 2020 and an additional 500 units on June 11, 2020. These miners produce 110 TH/s and will generate 73 PH/s (petahash) of hashing power, compared to the Company’s S-9 production of 46 PH/s. The Company made the payments of approximately $4.2 million in the second quarter of 2020 and received 660 of the 1,660 units at its Hosting Facility in August, and its hosting partner, Compute North, had installed them upon their arrival. Of the 1,000 remaining S-19 Pro Miners due to arrive in the 4th quarter, 500 were received in November and installed in the Company’s Hosting Facility in Montana, while 500 were received and installed during the remainder of the 4th quarter. These miners will produce an additional 110 PH/s increasing the Company to an aggregate Hashpower of 294 PH/s.

On July 29, 2020, the Company announced the purchase of 700 next generation M31S+ASIC Miners from MicroBT. The miners arrived mid-August.

On August 13, 2020, the Company entered into a Long Term Purchase Contract with Bitmaintech PTE., LTD (“Bitmain”) for the purchase of 10,500 next generation Antminer S-19 Pro ASIC Miners. The purchase price per unit is $2,362 ($2,206 with a 6.62% discount) for a total gross purchase price of $24,801,000. The parties confirm that the total hashrate of the Antminers under this agreement shall not be less than 1,155,000 TH/s. Subsequent to executing this agreement, due to the additional executed contracts, Bitmain applied a total net discount of 8.63% to the purchase price adjusting the amount due to $22,660,673.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

As of December 31, 2020, the Company has paid $15,052,648 of the total balance of $22,660,679.

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

The projected build out cost for Phase I is approximately $23 million, which is front loaded as the infrastructure is being built for the full 100 MW project. Phase I accounts for 70 MW of the 100 MW project. It entails high voltage equipment to break down the full 100 MW load from the generating station, and thereafter, the infrastructure cost per MW is a matter of distributing power at a container level. Assuming market conditions similar to current, the build out cost for Phase II works out to approximately $200,000 - $250,000 per MW. These are all in costs covering all equipment and labor needed starting from the power coming off the Generating Station distributed down to running the actual miners: including breakers, transformers, switches, containers, PDUs, fans, network cables, and the like.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Marathon and Beowulf entered into an exclusive Power Purchase Agreement for the initial supply of 30 MW (Phase I), and up to 100 MW in the aggregate (Phase II), of energy load to the Facility at a cost of $0.028/kWh. The initial term of the Power Purchase Agreement is five years, with up to five additional three-year extensions, as mutually agreed, assuming 75% energy utilization of the initial 30 MW of energy supplied to the Facility. Marathon purchased certain mining infrastructure and equipment for the Facility from Beowulf for a purchase price of $750,000, and Marathon has the right, at no additional cost, to construct and access the Facility on land adjacent to the Hardin Station pursuant to a lease agreement with Beowulf. After the execution of the contract, the Company entered into additional miner purchase agreements. Due to the increased size of the Company’s fleet of miners, Phase I was increased from the initial 30 MW to 70 MW, while Phase II will encompass the completion of the remaining 30 MW for the project.

Beowulf and 2P1 will provide operation and maintenance services for the Facility pursuant to a Data Facility Services Agreement, in exchange for an initial issuance of 3,000,000 shares of Marathon’s common stock to each of Beowulf and 2Pl valued at the time of execution at $1.87 per share or $11,220,000 in aggregate. Upon completion of Phase I, Marathon will issue to Beowulf an additional 150,000 shares of its common stock. During Phase II, Marathon will issue to Beowulf an additional 350,000 shares of its common stock – 150,000 shares upon reaching 60 MW of Facility load and 200,000 at completion of the full 100 MW of Facility load. The cost to maintain and run the Facility will be $0.006/kWh. All shares issued under the Data Facility Services Agreement are issued pursuant to transactions exempt from registration under Section 4(a)(2) of the Securities Act of 1933.

Effective October 19, 2020, David Lieberman retired as the Company’s Chief Financial Officer, and Simeon Salzman was appointed Chief Financial Officer.

On October 23, 2020, the Company executed a contract with Bitmain to purchase an additional 10,000 next generation Antminer S-19 Pro ASIC Miners. The 2021 delivery schedule will be 2,500 Units in January, 4,500 Units in February and the final 3,000 Units in March 2021.The gross purchase price is $23,620,000 with 30% due upon the execution of the contract and the balance paid over the next 4 months. Subsequent to executing this agreement, due to the additional executed contracts, Bitmain applied a discount of 8.63% to the purchase price adjusting the amount due to $21,581,594. As of December 31, 2020, the Company has paid $13,634,645 of the total balance of $21,581,594.

As of the November 12, 2020, the Company sold all shares of our common stock available thereunder for an aggregate purchase price of $100,000,000 under our 2020 At the Market Offering pursuant to our registration statement on Form S-3 declared effective by the SEC on August 6, 2020, which was the total amount available for sale thereunder.

On December 8, 2020, the Company executed a contract with Bitmain to purchase an additional 10,000 next generation Antminer S-19j Pro ASIC Miners, with 6,000 units to be delivered in August 2021, and the remaining 4,000 units to be delivered in September 2021. The gross purchase price is $$23,770,000 with 10% of the purchase price due within 48 hours of execution of the contract, 30% due on January 14, 2021, 10% due on February 15, 2021, 30% due on June 15, 2021 and 20% due on July 15, 2021. Subsequent to executing this agreement, due to the additional executed contracts, Bitmain applied a discount of 8.63% to the purchase price adjusting the amount due to $21,718,649. As of December 31, 2020, the Company has paid $2,192,307 of the total balance of $21,718,649.

On December 11, 2020, the Company entered into an At The Market Agreement with HC Wainwright for up to $200,000,000. On January 12, 2021, the Company also announced that it had successfully completed its previously announced $200 million shelf offering by utilizing its at-the-market (ATM) facility. As a result, the Company ended the 2020 fiscal year with $141.3 million in cash and 81,974,619 shares outstanding.

On December 23, 2020, the Company executed a contract with Bitmain to purchase an additional 70,000 next generation Antminer S-19 ASIC Miners, with 7,000 units to be delivered in July 2021, and the remaining 63,000 units to be delivered in December 2021. The purchase price is $167,763,451. The purchase price for the miners shall be paid as follows: 20% within 48 hours of signing of contract; 30% on or before March 1, 2021; 4.75% on June 15, 2021; 1.76% on July 15, 2021; 4.58% on August 15, 2021; 10.19% on September 15, 2021; 17.63% on October 15, 2021 and 11.55% on November 15, 2021. As of December 31, 2020, the Company has paid $33,552,690 of the total balance of $167,763,452.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

On December 31, 2020, the Company sold 6,632,712 shares of common stock pursuant to the At The Market offering. Proceeds of $77.1 million net of offering costs of $2.3 million were received on January 4, 2021. Due to the timing of the proceeds received, an other current receivable was recorded in an amount of $74.8 million.

Effective December 31, 2020, the Board of Directors of the Company ratified the following arrangements approved by its Compensation Committee:

Merrick Okamoto, CEO was awarded a cash bonus of $2,000,000 which was paid before year end 2020. He was also awarded a special bonus of 1,000,000 RSUs with immediate vesting. He was given a new three-year employment agreement effective January 1, 2021 with the same salary and bonus as the prior agreement. He was also granted the following: award of 1,000,000 RSUs when the company’s market capitalization reaches and sustains a market capitalization for 30 consecutive days above $500,000,000; award of 1,000,000 RSUs priced when the company’s market capitalization reaches and sustains a market capitalization for 30 consecutive days above $750,000,000; award of 2,000,000 RSUs priced at lowest closing stock price in past 30 trading days when the company’s market capitalization reaches and sustains a market capitalization for 30 consecutive days above $1,000,000,000; and award of 2,000,000 RSUs when the Company’s market capitalization reaches and sustains a market capitalization for 30 consecutive days above $2,000,000,000. As of March 12, 2021, Mr. Okamoto had earned all bonuses set forth, and as a result of the maximum shares available under the Company’s 2018 Equity Incentive Plan having been issued, he is owed an additional 2,547,392 RSUs, for which the Company will, within 15 business days of the date of this report, file a proxy statement on Schedule 14A to hold an annual or special meeting of shareholders to gain shareholder approval to increase the number of shares available under the Plan in a sufficient number to cover issuance of these 2,547,392 RSUs.

Sim Salzman, CFO, was granted a bonus payment of $40,000 in cash; and a bonus of 91,324 RSUs with immediate vesting. James Crawford, COO, was granted a bonus payment of $127,308 in cash and a stock bonus of 57,990 RSUs with immediate vesting. Furthermore, per his employment agreement, his base salary for the 2021 will be increased by 3%.

Compensation for directors of the board for 2021 as follows: (i) cash compensation of $60,000 per year for each director, plus an additional $15,000 per year for each committee chair, paid 25% at the end of each calendar quarter; (ii) for existing directors, the equivalent of 54,795 RSUs; and (iii) for newly elected directors, a one-time grant of 91,324 RSUs, vesting 25% each calendar quarter during 2021. For clarification, new directors will also receive the same annual compensation as existing directors in addition to their one time grant.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company’s subsidiaries, Marathon Crypto Mining, Inc., Crypto Currency Patent Holding Company and Soems Acquisition Corp, all of which are dormant as of December 31, 2020. For consolidated entities where the Company owns less than 100% of the subsidiary, the Company records net loss attributable to non-controlling interests in its consolidated statements of operations equal to the percentage of the economic or ownership interest retained in such entities by the respective non-controlling parties.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. The Company’s accounts at this institution are insured, up to $250,000, by the Federal Deposit Insurance Corporation (“FDIC”). For the years ended December 31, 2020 and 2019, the Company’s bank balances exceeded the FDIC insurance limit in an amount of $140.3 million and $0.2 million, respectively. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits. As of December 31, 2020 and 2019, the Company did not have any cash equivalents.

Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision–making group in deciding how to allocate resources and in assessing performance. Our chief operating decision–making group (“CODM”) is composed of the chief executive officer and chief financial officer. The Company currently operates in the Digital Currency Blockchain segment. The Company’s Crypto-currency Machines are located in the United States, and the Company has employees only in the United States and views its operations as one operating segment as the CODM reviews financial information on a consolidated basis in making decisions regarding resource allocations and assessing performance.

Digital Currencies

Digital currencies are included in current assets in the consolidated balance sheets. Digital currencies are recorded at cost less impairment.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

●	An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. The reward for a bitcoin miner changes roughly every four years, or after every 210,000 blocks are mined and gets reduced by half each time, this whole process is called bitcoin halving. The last halving occurred on May 11, 2020 and reduced the reward per block to 6.25 BTC.

The following table presents the activities of the digital currencies for the years ended December 31, 2020 and 2019:

Digital currencies at December 31, 2018	$-
Additions of digital currencies	1,185,227
Realized gain on sale of digital currencies	36,092
Sale of digital currencies	(1,220,178)
Digital currencies at December 31, 2019	$1,141
Additions of digital currencies	4,357,443
Realized gain on sale of digital currencies	15,466
Sale of digital currencies	(2,102,394)
Digital currencies at December 31, 2020	$2,271,656

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

The Company operates in an emerging industry for which limited data is available to make estimates of the useful economic lives of specialized equipment. Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Subsequent to December 31, 2020, management has determined that the expected useful life of transaction verification servers would be five years. Prior to December 31, 2020, management depreciated these servers over two years. This assessment takes into consideration the availability of historical data and management’s expectations regarding the direction of the industry including potential changes in technology. Management will review this estimate annually and will revise such estimates as and when data comes available.

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

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company monitors the carrying value of long-lived assets for potential impairment and tests the recoverability of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If a change in circumstance occurs, the Company will perform a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, the Company will determine whether impairment has occurred for the group of assets for which we can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, the Company will measure any impairment by comparing the fair value of the asset or asset group to its carrying value. During the year ended December 31, 2020 and 2019, there was no impairment to the intangible assets.

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

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The transaction price allocated to each performance obligation is recognized when that performance obligation is satisfied, at a point in time or over time as appropriate.

Providing computing power in crypto asset transaction verification services is an output of the Company’s ordinary activities. The provision of computing power is the only performance obligation in the Company’s contracts with third party pool operators. The transaction consideration the Company receives, if any, is noncash consideration, which the Company measures at fair value on the date received, which is not materially different than the fair value at contract inception. The consideration is all variable. Because it is not probable that a significant reversal of cumulative revenue will not occur, the consideration is constrained until the Company successfully places a block (by being the first to solve an algorithm) and the Company receives confirmation of the consideration it will receive, at which time revenue is recognized. There is no significant financing component in these transactions.

Fair value of the digital asset award received is determined using the average U.S. dollar spot rate of the related digital currency at the time of receipt.

Expenses associated with running the digital currency mining business, such as rent and electricity cost are also recorded as cost of revenues. Depreciation on digital currency mining equipment is recorded as a component of cost of revenues.

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

On October 11, 2018, the Company entered into a 2-year Employment Agreement, subject to successive 1 year extension, with Merrick Okamoto, pursuant to which Mr. Okamoto will serve as the Executive Chairman and Chief Executive Officer of the Company. Pursuant to the terms of the Agreement, Mr. Okamoto shall receive a base salary at an annual base salary of $350,000 (subject to annual 3% cost of living increase) and an annual bonus up to 100% of base salary as determined by the Compensation Committee or the Board. As further consideration for Mr. Okamoto’s services, the Company agreed to issue Mr. Okamoto 10-year stock options to purchase 1,250,000 shares of Common Stock, with a strike price of $2.32 per share, vesting 50% on the date of grant and 25% on each 6 months anniversary of the date of grant. As of December 31, 2020 and 2019, no bonus has been accrued.

On July 22, 2019, the Company granted David Lieberman, James Crawford and other three board directors 5-year stock options to purchase total of 200,000 shares of common stock, with an exercise price of $2.04 per share, vesting 50% on the date of grant and 25% on each 6 months anniversary of the date of grant. On October 19, 2020, David Lieberman retired and at that time, his shares of common stock fully vested.

See Note 1 for a description of bonuses and restricted stock unit awards to related parties ratified by the Board of Directors as of December 31, 2020.

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

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of December 31, 2020 and 2019, respectively:

	Fair value measured at December 31, 2020
	Total carrying value at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant liability	$322,437	$-	$-	$322,437

	Fair value measured at December 31, 2019
	Total carrying value at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant liability	$12,849	$-	$-	$12,849

There were no transfers between Level 1, 2 or 3 during the years ended December 31, 2020 and 2019.

At December 31, 2020, the Company had an outstanding warrant liability in the amount of $322,437 associated with warrants that were issued in January 2017 and warrants issued related to the Convertible Notes issued in August and September of 2017. The following table rolls forward the fair value of the Company’s warrant liability, the fair value of which is determined by Level 3 inputs for the year ended December 31, 2020.

FV of warrant liabilities

Fair value
Outstanding as of December 31, 2018	$39,083
Change in fair value of warrants	(26,234)
Outstanding as of December 31, 2019	$12,849
Change in fair value of warrants	309,588
Outstanding as of December 31, 2020	$322,437

The fair value of the warrant liabilities are marked-to-market each reporting period and changes in fair value are recorded as a non-operating gain or loss in our statement of operations, until they are completely exercised. The fair value is determined each reporting period using the Black-Scholes option pricing model and is affected by changes in inputs to that model including our stock price, expected stock price volatility, dividends, interest rates and expected term. The assumptions used in valuing the warrant liability as of the year ended December 31, 2020 were exercise price of $4.80 per share; implied stock price of $10.44; expected volatility of 44.47%; expected dividend rate of 0%; risk free interest rate of 1.70%; and expiration date of 2.17 years.

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

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

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

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at December 31, 2020 and 2019 are as follows:

	As of December 31,
	2020	2019
Warrants to purchase common stock	287,656	182,191
Options to purchase common stock	106,120	1,731,745
Convertible notes to exchange common stock	-	312,221
Total	393,776	2,226,157

The following table sets forth the computation of basic and diluted loss per share:

	For the Years Ended December 31,
	2020	2019
Net loss attributable to common shareholders	$(10,447,771)	$(3,517,065)

Denominator:
Weighted average common shares - basic and diluted	81,408,340	6,664,238

Loss per common share - basic and diluted	$(0.13)	$(0.53)

Impairment of Long-lived Assets

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Subsequent to year end, on January 14, 2021, the Company sold its inventory of approximately 5,900 S9, 13.5 TH/s miners for $616,236. As of December 31, 2020, these assets had a net book value of $1,487,538. As such, management determined that those crypto-currency machines were impaired by a total of $871,302 based upon an assessment as of December 31, 2020. During the year ended December 31, 2020 and 2019, the Company’s leasehold improvements were impaired by $0 and $447,776, respectively.

Stock-Based Compensation

The Company expenses stock-based compensation to employees and non-employees over the requisite service period based on the estimated grant-date fair value of the awards and forfeiture rates. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. These assumptions are the expected stock volatility, the risk–free interest rate, the expected life of the option, the dividend yield on the underlying stock and the expected forfeiture rate. Expected volatility is calculated based on the historical volatility of the Company’s common stock over the expected term of the option. Risk–free interest rates are calculated based on continuously compounded risk–free rates for the appropriate term.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

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

In calculating the right of use asset and lease liability, the Company elected to combine lease and non-lease components. The Company excluded short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term.

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

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which, among other items, allows public business entities that qualify as smaller reporting companies for SEC reporting purposes additional time to implement the guidance related to FASB ASC 326. Under ASU 2019-10, the effective date for such entities is deferred to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Earlier application is still allowed for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

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

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 3 – PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS

On September 30, 2019, the Company consummated the purchase of 6000 S-9 Bitmain 13.5 TH/s Bitcoin Antminers (“Miners”) from SelectGreen Blockchain Ltd., a British Columbia corporation, for which the purchase price was $4,086,250 or 2,335,000 shares of its common stock at a price of $1.75 per share. As a result of an exchange cap requirement imposed in conjunction with the Company’s Listing of Additional Shares application filed with Nasdaq to the transaction, the Company issued 1,276,442 shares of its common stock which represented $2,233,773 of the $4,086,250 (constituting 19.9% of the issued and outstanding shares on the date of the Asset Purchase Agreement) and upon the receipt of shareholder approval, at the Annual Shareholders Meeting to be held on November 15, 2019, the Company can issue the balance of the 1,058,558 unregistered common stock shares. The shareholders did approve the issuance of the additional shares at the Annual Shareholders Meeting. The Company has issued an additional 474,808 at $0.90 per share. The $513,700 set forth on the balance sheet for mining servers payable reflects the fair value of 583,750 shares to be issued at $0.88 per share to conclude the purchase of the Miners at December 31, 2019. The Company recorded change in fair value of mining payable of $66,547 and $507,862 during the year ended December 31, 2020 and 2019, respectively. There is no requirement for the Company to make a payment in cash in lieu of issuing the remaining shares.

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

Subsequent to executing this agreement, due to the additional executed contracts, Bitmain applied a total net discount of 8.63% to the purchase price adjusting the amount due to $22,660,673.

Subject to the timely payment of the purchase price, Bitmain shall deliver products according to the following schedule: 1,500 Units on or before January 31, 2021; and 1,800 units on or before each of February 28, 2021; March 31, 2021; April 30, 2021, May 31, 2021 and June 30, 2021. As of December 31, 2020, the Company has paid $15,052,648 of the total balance of $22,660,673.

On October 23, 2020, the Company executed a contract with Bitmain to purchase an additional 10,000 next generation Antminer S-19 Pro ASIC Miners. The 2021 delivery schedule will be 2,500 Units in January, 4,500 Units in February and the final 3,000 Units in March 2021.The gross purchase price is $23,620,000 with 30% due upon the execution of the contract and the balance paid over the next 4 months. Subsequent to executing this agreement, due to the additional executed contracts, Bitmain applied a discount of 8.63% to the purchase price adjusting the amount due to $21,581,594. As of December 31, 2020, the Company has paid $13,634,645 of the total balance of $21,581,594.

On December 8, 2020, the Company executed a contract with Bitmain to purchase an additional 10,000 next generation Antminer S-19j Pro ASIC Miners, with 6,000 units to be delivered in August 2021, and the remaining 4,000 units to be delivered in September 2021. The gross purchase price is $23,770,000 with 10% of the purchase price due within 48 hours of execution of the contract, 30% due on January 14, 2021, 10% due on February 15, 2021, 30% due on June 15, 2021 and 20% due on July 15, 2021. Subsequent to executing this agreement, due to the additional executed contracts, Bitmain applied a discount of 8.63% to the purchase price adjusting the amount due to $21,718,649. As of December 31, 2020, the Company has paid $2,192,307 of the total balance of $21,718,649.

On December 23, 2020, the Company executed a contract with Bitmain to purchase an additional 70,000 next generation Antminer S-19 ASIC Miners, with 7,000 units to be delivered in July 2021, and the remaining 63,000 units to be delivered in December 2021. The purchase price is $167,763,451. The purchase price for the miners shall be paid as follows: 20% within 48 hours of signing of contract; 30% on or before March 1, 2021; 4.75% on June 15, 2021; 1.76% on July 15, 2021; 4.58% on August 15, 2021; 10.19% on September 15, 2021; 17.63% on October 15, 2021 and 11.55% on November 15, 2021. As of December 31, 2020, the Company has paid $33,552,690 of the total balance of $167,763,451.

On February 1, 2021, Marathon announced that Bitmain had shipped approximately 4,000 S-19 Pro ASIC miners to the Company’s mining facility in Hardin, MT, all of which were delivered as scheduled.

In addition to the initial 4,000 miners delivered to the Hardin facility in February, Bitmain recently shipped another 6,300 miners to Hardin. A portion of this new shipment has already been received and installations are progressing. Marathon expects all 10,300 miners to be installed by the end of March, at which point the Company’s mining fleet will consist of 12,920 miners generating approximately 1.4 EH/s.

The components of property, equipment and intangible assets as of December 31, 2020 and 2019 are:

	Useful life (Years)	December 31, 2020	December 31, 2019
Website	7	$121,787	$121,787
Mining equipment	5	12,989,318	7,120,505
Construction in Progress	N/A	10,593,575	-
Right to mining patent	17	1,210,000	1,210,000
Gross property, equipment and intangible assets		24,914,680	8,452,292
Less: Accumulated depreciation and amortization		(6,687,957)	(3,623,745)
Property, equipment and intangible assets, net		$18,226,723	$4,828,547

As of December 31, 2020, intangible assets amortization are as follows:

2021	$71,176
2022	71,176
2023	71,176
2024	71,176
2025	71,176
Thereafter	646,522
Total	$1,002,402

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 4 - STOCKHOLDERS’ EQUITY

We are authorized to issue 200,000,000 shares of common stock and 50,000,000 shares of preferred stock, at $.0001 par value per share. As of December 31, 2020, we have 81,974,619 shares of our common stock and no shares of our preferred stock issued and outstanding.

Common Stock

At The Market Offering Agreement

On July 19, 2019, we entered into an At The Market Offering Agreement (the “Agreement”) with H.C. Wainwright & Co., LLC (“H.C. Wainwright”) which establishes an at-the-market equity program pursuant to which we may offer and sell shares of our common stock, par value $0.0001 per share (“Common Stock”), from time to time as set forth in the Agreement. The Agreement provides for the sale of shares of our Common Stock (“Shares”) having an aggregate offering price of up to $7,472,417.

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

Shelf Registration Statements on Form S-3 and At The Market Offering Agreements

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

On December 22, 2020, the Company’s Shelf Registration Statement on Form S-3, filed on December 11, 2020, was declared effective by the SEC, along with the Company’s At The Market Offering Agreement, entered into by the Company and H.C. Wainwright & Co., LLC, as Exhibit 1.1 to the Form S-3 (the “2020 At The Market Agreement”). This 2020 At the Market Agreement establishes an at-the-market equity program pursuant to which the Company may offer and sell shares of its common stock, par value $0.0001 per share, with an aggregate offering price of up to $200 million, from time to time as set forth in the agreement.

During the year ended December 31, 2020, 54,301,698 shares of common stock were issued under the Company’s 2020 At The Market Agreements for total proceeds of approximately $307.1 million, net of offering costs, of $9.4 million, and the Company has sold all shares possible under the Agreements.

During the year ended December 31, 2019, 172,126 of common stock were issued under the Company’s 2019 At The Market Agreements for total proceeds of approximately $0.3 million, net of offering costs, of $0.01 million, and the Company has sold all shares possible under the Agreements.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Asset Purchase Agreement

On September 30, 2019, the Company consummated the purchase of 6000 S-9 Bitmain 13.5 TH/s Bitcoin Antminers (“Miners”) from SelectGreen Blockchain Ltd., a British Columbia corporation, for which the purchase price was $4,086,250 or 2,335,000 shares of its common stock at a price of $1.75 per share. As a result of an exchange cap requirement imposed in conjunction with the Company’s Listing of Additional Shares application filed with Nasdaq to the transaction, the Company issued 1,276,442 shares of its common stock which represented $2,233,773 of the $4,086,250 (constituting 19.9% of the issued and outstanding shares on the date of the Asset Purchase Agreement) and upon the receipt of shareholder approval, at the Annual Shareholders Meeting to be held on November 15, 2019, the Company can issue the balance of the 1,058,558 unregistered common stock shares. The shareholders did approve the issuance of the additional shares at the Annual Shareholders Meeting. The Company has issued an additional 474,808 at $0.90 per share. The $513,700 set forth on the balance sheet for mining servers payable reflects the fair value of 583,750 shares to be issued at $0.88 per share to conclude the purchase of the Miners at December 31, 2019. The Company recorded change in fair value of mining payable of $66,547 and $507,862 during the year ended December 31, 2020 and 2019, respectively.. There is no requirement for the Company to make a payment in cash in lieu of issuing the remaining shares.

Agreements with Beowulf Energy

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

Beowulf and 2P1 will provide operation and maintenance services for the Facility pursuant to a Data Facility Services Agreement, in exchange for an initial issuance of 3,000,000 shares of Marathon’s common stock to each of Beowulf and 2Pl valued at the time of execution or $1.87 per share. Upon completion of Phase I, Marathon will issue to Beowulf an additional 150,000 shares of its common stock. During Phase II, Marathon will issue to Beowulf an additional 350,000 shares of its common stock – 150,000 shares upon reaching 60 MW of Facility load and 200,000 at completion of the full 100 MW of Facility load. The cost to maintain and run the Facility will be $0.006/kWh. All shares issued under the Data Facility Services Agreement are issued pursuant to transactions exempt from registration under Section 4(a)(2) of the Securities Act of 1933.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Other 2020 Common Stock Activity

During the month of January 2020, the Company issued 118,524 shares of common stock under the At The Market Offering for the total proceeds of $131,215, net of offering cost of $5,045.

During the month of February 2020, the Company issued 186,211 shares of common stock under the At The Market Offering for the total proceeds of $220,802, net of offering cost of $8,687.

During the month of March 2020, the Company issued 98,340 shares of common stock under the At The Market Offering for the total proceeds of $49,874, net of offering cost of $3,042.

On March 30, 2020, the Company issued 350,250 shares of common stock in exchange for S9 miners with a fair market value of $612,938.

During the month of April 2020, the Company issued 3,016,385 shares of common stock under the At The Market Offering for the total proceeds of $1,514,969, net of offering cost of $58,532.

During the month of May 2020, the Company issued 5,987,723 shares of common stock under the At The Market Offering for the total proceeds of $3,607,398, net of offering cost of $127,765.

During the month of June 2020, the Company issued 1,540,710 shares of common stock under the At The Market Offering for the total proceeds of $1,537,346, net of offering cost of $51,526.

On June 1, 2020, the Company issued 2,023,739 shares of common stock in exchange for the conversion and extinguishment of the note payable outstanding in an amount of $999,106.

During the month of August 2020, the Company issued 5,820,761 shares of common stock under the At The Market Offering for the total proceeds of $20,178,935, net of offering cost of $630,283.

During the month of September 2020, the Company issued 943,981 shares of common stock under the At The Market Offering for the total proceeds of $2,516,199, net of offering cost of $78,874.

During the month of October 2020, the Company issued 7,813,218 shares of common stock under the At The Market Offering for the total proceeds of $21,320,409, net of offering cost of $665,773.

On October 6, 2020, the Company issued 6,000,000 shares of common stock in exchange for five years of services pursuant to the Power Purchase Agreement and Data Facility Services Agreement for the total proceeds of $0, net of offering cost of $0 valued at the time of execution at $1.87 per share or $11,220,000 in aggregate.

During the month of November 2020, the Company issued 5,851,295 shares of common stock under the At The Market Offering for the total proceeds of $16,685,649, net of offering cost of $519,992.

During the month of December 2020, the Company issued 22,924,550 shares of common stock under the At The Market Offering for the total proceeds of $239,301,605, net of offering cost of $7,255,610.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

2019 Common Stock Activity

On October 1, 2019, the Company issued 150,000 shares of its common stock to a consultant. The fair value of the common stock was $259,500.

Common Stock Warrants

A summary of the status of the Company’s outstanding stock warrants and changes during year ended is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2018	182,191	$25.04	2.8
Expired	-	-	-
Exercised	-	-	-
Outstanding as of December 31, 2019	182,191	$25.04	2.8
Issued	536,667	1.13	4.6
Expired	(17,969)	59.14	-
Exercised	(413,233)	1.13	-
Outstanding as of December 31, 2020	287,656	$12.64	2.7
Warrants exercisable as of December 31, 2020	287,656	$12.64	2.7

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2020 was $1,395,921.

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

Due to the conversion of stock options to restricted stock options during 2020, the grant date fair value of stock options granted to employees during the years ended December 31, 2020 and 2019 were $0 and $163,165, respectively. Estimated future stock-based compensation expense relating to unvested stock options is approximately $0 as of December 31, 2020.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

A summary of the stock options as of December 31, 2020 and changes during the year ended is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2019	1,731,745	$5.50	7.92
Cancelled	(1,587,500)	2.28	-
Exercised	(25,000)	2.04	-
Expired	(13,125)	83.62	-
Outstanding as of December 31, 2020	106,120	$44.32	4.28
Options vested and expected to vest as of December 31, 2020	106,120	$44.32	4.28
Options vested and exercisable as of December 31, 2020	106,120	$44.32	4.28

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2020 was $210,000.

A summary of the stock options as of December 31, 2019 and changes during the year ended is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2018	1,466,520	$6.66	9.49
Granted	275,000	2.04	4.81
Expired	(9,775)	82.05	-
Outstanding as of December 31, 2019	1,731,745	$5.50	7.92
Options vested and expected to vest as of December 31, 2019	1,731,745	$5.50	7.92
Options vested and exercisable as of December 31, 2019	1,594,245	$5.80	8.21

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

A summary of the RSUs as of December 31, 2020 and 2019, respectively and changes during the period are presented below:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2018	43,750	$6.88
Granted	150,000	$1.73
Vested	(175,000)	$2.47
Nonvested at December 31, 2019	18,750	$6.88
Granted	2,745,639	$0.43
Vested	(2,198,110)	$0.49
Nonvested at December 31, 2020	566,279	$0.43

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2019	18,750	$6.88
Granted	2,745,639	$0.43
Vested	(2,198,110)	$0.48
Nonvested at December 31, 2020	566,279	$0.45

	Number of Units	Weighted Average Grant Date Fair Value
Anticipated Vesting	-	$-
March 31, 2021	566,279	$0.43

NOTE 5 - DEBT, COMMITMENTS AND CONTINGENCIES

Included in the Accounts payable and accrued expenses amount of approximately $1.0 million, $0.4 million relates to trade accounts payable incurred in the ordinary course of business while $0.6 million relates to accrued expenses.

Debt consists of the following:

	Maturity	Interest	December 31,	December 31,
	Date	Rate	2020	2019

Convertible Note	9/1/2021	5%	$-	$999,106
Less: debt discount			-	-
Total convertible notes, net of discount			$-	$999,106

Total			$-	$999,106
Less: current portion			-	-
Long term portion			$-	$999,106

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

During the year ended December 31, 2020, $999,106 remaining balance of the Convertible Notes and $215,136 of accrued and unpaid interest were converted into 2,023,739 shares of the Company’s Common Stock, and the Company recorded $364,833 of expenses pursuant to the inducement of the conversion terms.

Issuers of convertible debt that has fallen “out of the money” (the conversion price is more than the applicable stock price) sometimes want to encourage conversion of the debt into its equity securities anyhow. To do that, they can provide an incentive, lasting for a brief period, for holders of the debt to exercise their conversion privilege. Frequently, this inducement will take the form of a temporary lessening of the conversion price (and consequent increase in the “conversion ratio,” which determines how many shares can be converted from each bond). Less often, the issuer may transfer cash or other property to those holders who can be persuaded to exercise the conversion privilege. Statement of Financial Accounting Standards No. 84, Induced Conversions of Convertible Debt, addresses the financial-accounting ramifications of such arrangements. The statement applies only to conversions that comply with two conditions. They must conform to changed conversion privileges that are exercisable for only a limited period. Further, they must include the issuance of all stock that can be issued in accordance with conversion privileges included in the terms of the debt at issuance.

During the year ended December 31, 2020 and 2019, there was no amortization of debt discount. Interest expenses were $20,984 and $49,954 for the years ended December 31, 2020 and 2019, respectively.

Note Payable

On May 6, 2020, the Company entered into a Paycheck Protection Program Promissory Note agreement with a bank which is providing $62,500 to the Company. The note accrues interest at a rate of 1% per annum and matures on May 6, 2022. The Company will apply for 100% forgiveness when the forgiveness portal is opened for submission by the bank.

Leases

Effective June 1, 2018, the Company rented its corporate office at 1180 North Town Center Drive, Suite 100, Las Vegas, Nevada 89144, on a month to month basis. The monthly rent is $1,997. A security deposit of $3,815 has been paid.

The Company also assumed a lease in connection with the mining operations in Quebec, Canada. Operating leases are included in operating lease right-of-use assets, operating lease liabilities, and noncurrent operating lease liabilities on the balance sheets. Subsequent to December 31, 2020, the Company entered into a termination agreement with the Lessor to agree to terminate the lease as of March 7, 2021. As of that date, the Company was fully released and discharged from any and all obligations under the Lease Agreement.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Operation lease costs are recorded on a straight-line basis within operating expenses. The Company’s total lease expense is comprised of the following:

For the Year Ended
December 31, 2020
Operating leases
Operating lease cost	$106,727
Operating lease expense	106,727
Short-term lease rent expense	26,363
Total rent expense	$133,090

Additional information regarding the Company’s leasing activities as a lessee is as follow:

For the Year Ended
December 31, 2020
Operating cash flows from operating leases	$96,908
Weighted-average remaining lease term – operating leases	0.3
Weighted-average discount rate – operating leases	6.5%

2021	126,783
Total	126,783
Less present value discount	(5,187)
Less current portion of operating lease liabilities	(121,596)
Non-current operating lease liabilities	$-

Legal Proceedings

Feinberg Litigation

Jeffrey Feinberg v. Marathon Patent Group, Inc., Doug Croxall, and Francis Knuettel II, Superior Court of the State of California, County of Los Angeles, Case Number BC673128; Date Filed: August 21, 2017

On August 21, 2017, plaintiff Jeffrey Feinberg filed his Complaint against the Company and its Chief Executive Officer and Chief Financial Officer, purporting to state claims under Sections 11, 12(a)(2) and 15 of the federal Securities Act of 1933, and to state common law claims for “actual fraud and fraudulent concealment,” constructive fraud, and negligent misrepresentation. Feinberg sought unspecified money damages, as well as costs and attorneys’ fees, and equitable or injunctive relief, all based on allegations that he purchased Company securities and was induced to continue holding shares of the Company’s common stock through his reliance on a series of purported misstatements and omissions concerning the Company’s financial performance and future prospects.

On October 10, 2017, all defendants filed a motion to dismiss or to stay the action, contending that Feinberg’s claims were encompassed by various written contracts in which he had agreed that any disputes he had with the Company should be litigated exclusively in the courts in New York City. While that motion was pending, on November 14, 2017, Feinberg voluntarily dismissed his complaint, in its entirety, without prejudice.

On March 27, 2018, Feinberg, purportedly joined by the Jeffrey L. Feinberg Personal Trust and the Jeffrey L. Feinberg Family Trust, refiled the alleged claims described above in a lawsuit filed in the Supreme Court of the State of New York, County of New York. The new lawsuit is entitled Jeffrey Feinberg, Jeffrey L. Feinberg Personal Trust, and Jeffrey L. Feinberg Family Trust v. Marathon Patent Group, Inc., Doug Croxall, and Francis Knuettel II, Index No. 651463/2018 (the “NY Action”). The plaintiffs purported to state claims under Sections 11, 12(a)(2) and 15 of the federal Securities Act of 1933, and to state common law claims for “actual fraud and fraudulent concealment,” constructive fraud, and negligent misrepresentation. The plaintiffs sought unspecified money damages (including punitive damages), as well as costs and attorneys’ fees, and equitable or injunctive relief, all based on allegations that over a period extending from approximately May 2015 through May 2017 they purchased Company securities and were induced to continue holding shares of the Company’s stock through their reliance on a series of purported misstatements and omissions concerning the Company’s financial performance and future prospects.

On June 15, 2018, all defendants filed a motion to dismiss the complaint in the NY Action asserting, among other arguments, that the Jeffrey L. Feinberg Personal Trust and the Jeffrey L. Feinberg Family Trust lack capacity to sue, that the purported state law “holder” claims are barred as a matter of law, and that plaintiffs otherwise failed to state facts sufficient to state a claim. Plaintiffs opposed the motion. After the motion was fully briefed, the court conducted an oral argument on January 16, 2019. At the conclusion of the argument, the court granted the motion to dismiss, allowing plaintiff Feinberg 30 days’ time to replead.

In addition, concurrent with filing their motion to dismiss, the defendants filed a motion to stay discovery pursuant to the mandatory stay provisions of the Private Securities Litigation Reform Act of 1995 and local state rules. The plaintiffs filed a statement of non-opposition to the motion to stay discovery, and on January 9, 2019, the court granted that motion.

On February 15, 2019, Feinberg, in his individual capacity and purportedly as trustee of the Jeffrey L. Feinberg Personal Trust, and Terrence K. Ankner, purportedly as trustee of the Jeffrey L. Feinberg Family Trust, filed what they styled as an “Amended Complaint.” These plaintiffs purport to state claims against the Company, Doug Croxall and Francis Knuettel II under Sections 11, 12(a)(2) and 15 of the federal Securities Act of 1933, and to state common law claims for “actual fraud and fraudulent concealment,” constructive fraud, and negligent misrepresentation. In the Amended Complaint, the plaintiffs seek unspecified money damages (including punitive damages), as well as costs and attorneys’ fees, and equitable or injunctive relief, all based on allegations that over a period extending from approximately May 2015 through May 2017 they purchased Company securities and were induced to continue holding shares of the Company’s stock through their reliance on a series of purported misstatements and omissions concerning the Company’s financial performance and future prospects.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

On March 7, 2019, defendants Marathon Patent Group, Inc. and Doug Croxall filed a motion to dismiss the Amended Complaint, and on March 22, 2019, defendant Francis Knuettel II filed a motion to dismiss the Amended Complaint. On April 5, 2019, plaintiffs filed an opposition to defendants’ motions to dismiss, and on April 17, 2019 defendants filed reply papers in support of the motions to dismiss. On July 9, 2019, the court heard the parties’ oral arguments and, at the conclusion of those arguments, took the motions to dismiss under submission. On March 13, 2020, the court issued its Decision in which it granted the motions to dismiss in full and ordered that the case be dismissed with prejudice. On or about May 4, 2020, the plaintiffs filed a notice of appeal. Plaintiffs filed their opening appellate brief on January 4, 2021, and defendants filed their responsive appellate briefs on February 3, 2021. The parties are now awaiting oral argument on the appeal.

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

NOTE 6 - INCOME TAXES

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

The table below summarizes the differences between the Companies’ effective tax rate and the statutory federal rate as follows for the years ended December 31, 2020 and 2019:

	2020	2019

U.S. federal statutory income tax rate	21.00%	21.00%
State and local income taxes, net of federal benefit	7.0%	-
Non-Deductible Expenses	(4.2)%	-
Change in valuation allowance	(23.9)%	(21.00)%

Effective tax rate	-%	-%

The components of the provision for income taxes are as follows:

2020
Current:
Federal	$-
State	2,400
$2,400
Deferred:
Federal	$-
State	-
$-
Income Tax Provision
$2,400

The Company has a deferred tax asset, which is summarized as follows at December 31:

	2020	2019
Deferred tax assets:
Total deferred tax assets	$15,787,669	$23,556,924
Total deferred tax liabilities	(1,310,586)	-
Less: valuation allowance	(14,477,083)	(23,556,924)
Net deferred tax asset	$-	$-

The Company does not have any taxable income in carryback years in which net operating losses (“NOLs”) can be carried back to. At December 31, 2020, the Company did not have any taxable temporary differences that will reverse and generate taxable income and was still in a cumulative loss position. Based on all the available information, including tax planning strategies and future forecast, the Company does not believe that it is more likely than not that the net deferred tax assets will be realized; therefore, a full valuation allowance has been recorded against its net deferred tax assets.

As of December 31, 2020 and 2019, the Company had NOL carry-forwards for federal and state purposes of approximately $45.6 million and $27.2 million, respectively, which will begin to expire in 2034 (Estimated). The utilization of NOL and credit carry-forwards may be limited under the provisions of the Internal Revenue Code (“IRC”) Section 382, as amended, and similar state provisions. IRC Section 382 generally imposes an annual limitation on the amount of NOL carry-forwards that may be used to offset taxable income where a corporation has undergone significant changes in stock ownership.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of December 31, 2020 and 2019, the Company has not recorded liability for unrecognized tax benefit. As of December 31, 2020 and 2019 the Company did not increase or decrease penalties or interest in connection with liability for unrecognized tax benefit. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. The Company files U.S. and state income tax returns with varying statutes of limitations. The 2016 through 2020 tax years generally remain subject to examination by federal and state tax authorities.

In 2018, the company dissolved those subsidiaries that were required to file tax returns that had no tax due for 2018. Marathon Digital Holdings, Inc. moved its headquarters to Las Vegas, Nevada on June 1, 2018 so it is required to file a final tax return with the state of California for 2018. The company believes there will be no tax due the state of California other than the $800 Minimum Franchise fee all companies are required to pay.

Management does not believe there are any material tax liabilities owed with respect to its operations in Canada, since Management believes there is a loss from the Canadian operations. Such operations have been outsourced. (See NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS, for details)

The Company believes that bitcoin is attractive because it can serve as a store of value, supported by a robust and public open source architecture, that is untethered to sovereign monetary policy and can therefore serve as a hedge against inflation. Bitcoin exists entirely in electronic form, as virtually irreversible public transaction ledger entries on the blockchain, and transactions in bitcoin are recorded and authenticated not by a central repository, but by a decentralized peer-to-peer network. This decentralization avoids certain threats common to centralized computer networks, such as denial of service attacks, and reduces the dependency of the bitcoin network on any single system. While the bitcoin network as a whole is decentralized, the private keys used to access bitcoin balances are not widely distributed and are held on hardware (which can be physically controlled by the holder or by a third party such as a custodian) or via software programs on third-party servers and loss of such private keys results in an inability to access, and effective loss of, the corresponding bitcoin. Consequently, bitcoin holdings are susceptible to all of the risks inherent in holding any electronic data, such as power failure, data corruption, security breach, communication failure, and user error, among others. These risks, in turn, make bitcoin subject to theft, destruction, or loss of value from hackers, corruption, or technology-specific factors such as viruses that do not affect conventional fiat currency. In addition, the bitcoin network relies on open source developers to maintain and improve the bitcoin protocol. Accordingly, bitcoin may be subject to protocol design changes, governance disputes such as “forked” protocols, competing protocols, and other open source-specific risks that do not affect conventional proprietary software.

The Company believes that in the context of the economic and public health crisis precipitated by COVID-19 and the unprecedented government financial stimulus measures adopted around the world, decreasing interest rates, as well as the breakdown of trust in and between political institutions and political parties in the United States and globally, bitcoin represents a more attractive store of value than fiat currency, and further that opportunity for appreciation in the value of bitcoin exists in the event that such factors lead to even more widespread adoption of bitcoin as a treasury reserve alternative.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 7 – Subsequent Events

On January 6, 2021, the Company issued 566,279 shares pursuant to the 2018 Equity Incentive Plan for shares that vested as of December 31, 2020. Subsequent to year end, the Company issued 170,904 and 23,500 shares of common stock pursuant to warrant and option exercises, respectively.

On January 12, 2021, the Company also announced that it had successfully completed its previously announced $200 million shelf offering by utilizing its at-the-market (ATM) facility. Pursuant to the terms of the offering 12,500,000 shares of common stock were issued at a value of $20 per share. As a result, the Company ended the 2020 fiscal year with $141.3 million in cash and 81,974,619 shares outstanding.

On January 15, 2021, the Company, held an annual meeting of stockholders (the “Meeting”). As of the record date for the Meeting, 51,403,280 shares of common stock were issued and outstanding. A total of 33,981,556 shares of common stock, constituting a quorum, were present and accounted for at the Meeting. At the Meeting, the Company’s stockholders approved the following proposals:

VOTES CAST

Common shares	PROPOSAL #1 Increase in Shares under 2018 Incentive Plan by 5 million	PROPOSAL #2a Election of Merrick Okamoto	PROPOSAL #2b Election of Peter Benz	PROPOSAL #3 Ratification of Auditor	PROPOSAL #4 Nonbinding Advisory Vote on Executive Compensation
Yes	10,112,531	12,184,952	12,216,945	32,948,526	11,146,174
No	2,278,676			464,134	1,093,170
Abstain	163,325	369,187	337,194	567,470	315,663
Broker Non-Vote	21,427,024	21,427,417	21,427,417	1,426	21,426,549

On January 12, 2021, the Company, entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain purchasers named therein (the “Purchasers”), pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “Offering”), 12,500,000 shares of its common stock (the “Securities”) at an offering price of $20.00 per share.

The Purchase Agreement contains customary representations and warranties and agreements of the Company and the Purchasers and customary indemnification rights and obligations of the parties. The closing of the Offering occurred on January 15, 2021. The Company received gross proceeds of $250,000,000 in connection with the Offering, before deducting placement agent fees and related offering expenses.

Pursuant to a letter agreement, dated August 2020 (the “Engagement Letter”), the Company engaged H.C. Wainwright & Co., LLC (the “Placement Agent”) as placement agent in connection with the Offering. The Placement Agent agreed to use its reasonable best efforts to arrange for the sale of the Securities. The Company agreed to pay to the Placement Agent a cash fee of 5.0% of the aggregate gross proceeds raised in the Offering. The Company also issued to designees of the Placement Agent warrants to purchase up to 3.0% of the aggregate number of shares of Common Stock sold in the transactions, or warrants to purchase up to 375,000 shares of Common Stock (the “Placement Agent Warrants”). The Placement Agent Warrants have an exercise price equal to 125% of the offering price per share (or $25.00 per share). The Company also agreed to pay the Placement Agent $50,000 for accountable expenses, to reimburse an investor’s legal fees in an amount up to $7,500 and to pay $12,900 for the Placement Agent’s clearing fees. Pursuant to the terms of the Engagement Letter, the Placement Agent has the right, for a period of twelve months following the closing of the Offerings, to act (i) as financial advisor in connection with any merger, consolidation or similar business combination by the Company and (ii) as sole book-running manager, sole underwriter or sole placement agent in connection with certain debt and equity financing transactions by the Company.

Effective January 19, 2021, David Lieberman resigned as a director of the Company. On the same date, the Company’s Board appointed Kevin DeNuccio as a director to fill the vacancy created by Mr. Lieberman’s resignation.

Mr. DeNuccio is the Founder and General Partner of Wild West Capital LLC since 2012 where he focused on angel investments, primarily in SAAS software start-ups.

He brings to Marathon more than 25 years of experience as a chief executive, global sales leader, public and private board member, and more than a dozen angel investments, managing and growing leading technology businesses. He served in senior executive positions with Verizon, Cisco Systems, Ericsson, Redback Networks, Wang Laboratories and Unisys Corporation.

On January 25, 2021, the Company announced that it has purchased 4,812.66 BTC in an aggregate purchase price of $150 million.

On February 11, 2021, the Company issued 4,701,442 shares of common stock pursuant to the 2018 Equity Incentive Plan.

Effective March 1, 2021, the Company changed its name to Marathon Digital Holdings, Inc.

On March 7, 2021, the Company entered into a termination agreement with the 9349-0001 Quebec Inc., to agree to terminate the outstanding lease. As of that date, the Company was fully released and discharged from any and all obligations under the Lease Agreement. In November 2017, the Company assumed a lease in connection with the mining operations in Quebec, Canada.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2020, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, with the goal being that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were effective as of December 31, 2020.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework in the 2013 COSO framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2020, management identified no material weaknesses with respect to the financial reporting and close process, resulting from a lack of segregation of duties within accounting functions and evidence of control review. Accordingly, management concluded that our internal controls over financial reporting were effective as of December 31, 2020.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors and significant employees as of the date of this Report:

Name and Address	Age	Date First Elected or Appointed	Position(s)
Merrick Okamoto	59	August 13, 2017	Chief Executive Officer
Simeon Salzman	40	October 19, 2020	Chief Financial Officer
James Crawford	45	March 1, 2013	Chief Operating Officer
Fred Thiel	59	April 24, 2018	Director
Michael Berg	70	August 17, 2018	Director
Peter Benz	60	December 17, 2020	Director
Keven DeNuccio	61	January 19, 2021	Director

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

Simeon Salzman - Chief Financial Officer

Mr. Simeon Salzman, age 40, has served as the Chief Financial Officer and Senior Vice President of the Las Vegas Monorail Company, a private non-profit 501c(4) entity, since July 2018. The Las Vegas Monorail Company operates a driverless monorail transit system that carries approximately 4,600,000 passengers annually over a 3.9 mile elevated track. There Mr. Salzman was responsible for overseeing all financial functions including audit, treasury and corporate finance. In addition, he was responsible for internal control compliance and management strategy.

Prior to the Las Vegas Monorail Company and from May 2015 to July 2018, Mr. Salzman served as the Chief Financial Officer for Wendoh Media and Corner Bar Management for over three years. Wendoh Media operated a weekly publication, a video editing entity, and a digital advertising entity. Corner Bar Management operates four different bars and restaurants in Downtown Las Vegas. Using his previous experience as the Corporate Controller for various managed nightlife, lounges and restaurants at the most prestigious Resort & Casinos on the Las Vegas Strip, Mr. Salzman was able to parlay his skill set revitalizing the various food and beverage establishments operated by Corner Bar Management in Downtown Las Vegas. Through enhanced analytical reviews, budgeting, internal control implementation and reducing overhead, Mr. Salzman was able to save over $1.4 million in aggregate costs and generate EBITDA of over 25% for eight consecutive quarters.

Mr. Salzman previously served as the Vice President of Programs and Secretary on the Board of Director’s for Financial Executives International (FEI). Financial Executives International connects senior-level financial executives by defining the profession, exchanging ideas about best practices, educating members and others while working with the government to improve the general economy. He also currently serves as the Treasurer on the Board of Directors of his local neighborhood HOA. Mr. Salzman holds a Bachelor of Science in Accounting and a Bachelor of Arts in Criminal Justice & Criminology from the University of Maryland, College Park. He is a Certified Public Accountant.

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

Peter Benz - Director

Peter Benz, 60, is currently the Chief Executive Officer of Viking Asset Management, LLC, an asset and investment management company which he founded in 2001. From March 2015 until January 2019, Mr. Benz served as a director of Fluent, Inc, a leading performance marketing company. Since March 26, 2018, Mr. Benz has served as a director of Red Violet, a data analytics company. From June 2016 to May 2018, Mr. Benz served as a director of Lilis Energy Inc., an onshore oil and natural gas exploration and production company. From January 2012 until its merger with Lilis Energy Inc. in June 2016, Mr. Benz served as a director of Brushy Resources, Inc. (formerly known as Starboard Resources, Inc.), an onshore oil and natural gas exploration and production company, and became its Chairman on November 24, 2015. From October 2014 to January 2018, Mr. Benz served as a director of Usell.com, a technology based online market place, and Mr. Benz served as a director and Chairman of the Board of Optex Systems, Inc., a manufacturer of optical systems for the defense industry from November 2014 to August 2018. Mr. Benz earned a Bachelor of Business Administration from the University of Notre Dame. The Board of Directors believes Peter Benz is suited to be a director due to his longstanding experience with public companies.

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

Kevin DeNuccio – Director

Mr. DeNuccio, age 61 is the Founder and General Partner of Wild West Capital LLC since 2012 where he focused on angel investments, primarily in SAAS software start-ups.

He brings to Marathon more than 25 years of experience as a chief executive, global sales leader, public and private board member, and more than a dozen angel investments, managing and growing leading technology businesses. He served in senior executive positions with Verizon, Cisco Systems, Ericsson, Redback Networks, Wang Laboratories and Unisys Corporation.

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

Term of Office

Our Board of Directors is comprised of five directors, of which all five seats are currently occupied, and is divided among three classes, Class I, Class II and Class III. Class I directors will serve until the 2021 annual meeting of stockholders and until their respective successors have been duly elected and qualified, or until such director’s earlier resignation, removal or death. Class III directors will serve until the 2023 annual meeting of stockholders and until their respective successors have been duly elected and qualified, or until such director’s earlier resignation, removal or death. Class II directors, elected at the Company’s annual shareholder meeting held on September 28, 2016, will serve until the 2022 annual meeting of stockholders and until their respective successors have been duly elected and qualified, or until such director’s earlier resignation, removal or death. All officers serve at the pleasure of the Board.

Director Independence

Mr. Fred Thiel, Mr. Michael Berg, Mr. Peter Benz and Mr. Kevin DeNuccio are “independent” directors based on the definition of independence in the listing standards of the NASDAQ Stock Market LLC (“NASDAQ”).

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

Audit Committee

The Audit Committee members are currently Mr. Fred Thiel, Mr. Michael Berg and Mr. Peter Benz, with Mr. Michael Berg as Chairman. The Audit Committee has authority to review our financial records, deal with our independent auditors, recommend to the Board policies with respect to financial reporting, and investigate all aspects of our business. All of the members of the Audit Committee currently satisfy the independence requirements and other established criteria of NASDAQ.

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

Nominating and Governance Committee

The Nominating and Corporate Governance Committee members are currently Mr. Kevin DeNuccio, Mr. Michael Berg and Mr. Peter Benz, with Mr. DeNuccio as Chairman. The Nominating and Corporate Governance Committee has the following responsibilities: (a) setting qualification standards for director nominees; (b) identifying, considering and nominating candidates for membership on the Board; (c) developing, recommending and evaluating corporate governance standards and a code of business conduct and ethics applicable to the Company; (d) implementing and overseeing a process for evaluating the Board, Board committees (including the Committee) and overseeing the Board’s evaluation of the Chairman and Chief Executive Officer of the Company; (e) making recommendations regarding the structure and composition of the Board and Board committees; (f) advising the Board on corporate governance matters and any related matters required by the federal securities laws; and (g) assisting the Board in identifying individuals qualified to become Board members; recommending to the Board the director nominees for the next annual meeting of shareholders; and recommending to the Board director nominees to fill vacancies on the Board.

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

Compensation Committee

The Compensation Committee oversees our executive compensation and recommends various incentives for key employees to encourage and reward increased corporate financial performance, productivity and innovation. Its members are currently Mr. Fred Thiel, Mr. Peter Benz and Mr. Kevin DeNuccio with Mr. Fred Thiel as Chairman. All of the members of the Compensation Committee currently satisfy the independence requirements and other established criteria of NASDAQ.

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

The Company does not report on compliance with Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2020 and 2019 awarded to, earned by or paid to our executive officers or most highly paid individuals. The value attributable to any option awards and stock awards reflects the grant date fair values of stock awards calculated in accordance with FASB Accounting Standards Codification Topic 718. As described further in “Note 5 — Stockholders’ Equity - Common Stock Options” in our Notes to Consolidated Financial Statements, the assumptions made in the valuation of these option awards and stock awards is set forth therein.

Name and Principal Position	Year	Salary	Bonus Awards	Stock Awards	Option Awards	Non-Equity Plan Compensation	Nonqualified Deferred Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Merrick Okamoto (1)	2020	368,715	2,000,000	-	391,706	-	-	-	2,760,421
CEO	2019	352,406	-	-	-	-	-	-	352,406
David Lieberman (2)	2020	170,414	54,000	220,500		-	-	-	444,914
Former CFO & Director	2019	181,238	-	-	29,666	-	-	-	210,904
James Crawford (3)	2020	127,441	160,788	52,811		-	-	-	341,040
COO	2019	120,900	-	-	14,833	-	-	-	135,733
Simeon Salzman (6)	2020	200,000	40,000	-	-	-	-	-	240,000
CFO	2019	-	-	-	-	-	-	-	-

Merrick Okamoto entered into a new employment agreement on January 1, 2021 which replaced his prior employment agreement.

David Lieberman retired on October 19, 2020 terminating his employment with the Company.

James Crawford entered into a new employment agreement on January 1, 2021 which replaced his prior employment agreement.

Simeon Salzman entered into an employment agreement on October 19, 2020 as the Chief Financial Officer.

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

On October 19, 2020, the Company entered into an Executive Employment Agreement with Mr. Salzman (the “Agreement”). The Agreement has a term of two years and automatically renews for successive one year terms unless either party provides notice of nonrenewal at least 90 days prior to the end of the initial term or any renewal term. Mr. Salzman’s annual base salary is $200,000 with bonuses at the discretion of the Company’s Board of Directors. Mr. Salzman may also receive a grant of restricted stock units, and any such grant shall vest in four equal amounts on the date of grant and the three successive three month anniversaries thereof. In the event of a change in control, all RSUs vest immediately. Mr. Salzman received a signing bonus of $25,000 in lieu of a base pay increase during the second year of the Agreement. Mr. Salzman is entitled to 30 paid vacation days per year and is entitled to participate in all Company benefit plans per standard Company policy.

Upon any termination of the Agreement, Mr. Salzman is entitled to compensation and reimbursement of expenses through the date of termination as well as payment for any accrued and unpaid vacation days. If the termination is other than for cause, Mr. Salzman’s outstanding RSUs shall immediately vest. Upon a termination not for cause by the Company or by Mr. Salzman with good reason or within 180 days of a change in control, he shall receive the greater of his remaining base salary for the remaining term of the Agreement and 12 months base salary plus benefits. The Agreement contains customary and usual definitions of termination for cause and good reason.

The Annual Bonus, and any and all stock based compensation (such as options and equity awards) (collectively, the “Clawback Benefits”) shall be subject to “Clawback Rights” as follows: during the period that the Executive is employed by the Company and upon the termination of the Executive’s employment and for a period of three (3) years thereafter, if there is a restatement of any financial results from which any metrics were determined to be achieved which were the basis of the granting and calculation of such Clawback Benefits to the Executive, the Executive agrees to repay any amounts which were determined by reference to any Company financial results which were later restated (as defined below), to the extent the Clawback Benefits amounts paid exceed the Clawback Benefits amounts that would have been paid, based on the restatement of the Company’s financial information.

Directors’ Compensation

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2020 and 2019 awarded to, earned by or paid to our directors. The value attributable to any warrant awards reflects the grant date fair values of stock awards calculated in accordance with FASB Accounting Standards Codification Topic 718. As described further in “Note 5 — Stockholders’ Equity (Deficit) — Common Stock Warrants” in our Consolidated Financial Statements, a discussion of the assumptions made in the valuation of these warrant awards.

Name	Year	Fees Earned or paid in cash	Stock awards	Option awards	Non-equity incentive plan compensation	Non-qualified deferred compensation earnings	All other compensation	Total
		($)	($)	($)	($)	($)	($)	($)
David Lieberman
	2020	1,667	-	-	-	-	-	1,667
	2019	-	-	-	-	-	-	-
Michael Rudolph (1)
	2020	20,000	-	-	-	-	-	20,000
	2019	20,000	-	-	-	-	-	20,000
Michael Berg
	2020	20,000	-	-	-	-	-	20,000
	2019	20,000	-	-	-	-	-	20,000
Fred Thiel
	2020	20,000	-	-	-	-	-	20,000
	2019	20,250	-	-	-	-	-	20,250

(1)	Michael Rudolph resigned from all positions with the Company as a board member on December 13, 2020.

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

On January 1, 2018, our Board adopted the 2018 Equity Incentive Plan, subsequently approved by the shareholders on March 7, 2018, pursuant to which up to 2,500,000 shares of our common stock, stock options, restricted stock, preferred stock, stock-based awards and other awards are reserved for issuance as awards to employees, directors, consultants, advisors and other service providers. On January 15, 2021, the number of shares available under the Plan was increased by 5,000,000.

As of December 31, 2020, and within sixty (60) days thereafter, the following sets forth the option and stock awards to officers of the Company:

	Option Awards					Stock awards
	Number of securities underlying unexercised options (1)	Number of securities underlying unexercised options	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price	Option expiration date	Number of shares of units of stock that have not vested	Market value of shares of units of stock that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
	(#) exercisable	(#) unexercisable	(#) unexercisable	($)		(#)	($)	(#)	($)
Merrick Okamoto	-	-	-	$-	-	454,942	4,749,594	7,000,000	73,080,000
James Crawford	-	-	-	$-	-	61,337	640,358	57,990	605,416
Simeon Salzman	-	-	-	$-	-	-	-	91,324	953,423

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the Board or Compensation Committee of any other entity that has one or more of its executive officers serving as a member of our Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of March __, 2021: (i) by each of our directors, (ii) by each of the named executive officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of March -, 2021, there were 98,803,068 shares of our common stock outstanding.

Amount and Nature of Beneficial Ownership as of March __, 2021
Name of Beneficial Owner	Common Stock	RSUs	Warrants	Total	Percentage of Common Stock (%)

Officers and Directors

Merrick Okamoto (1)	3,824,659	454,941	-	4,279,600	4.33%

Simeon Salzman	89,366	-	-	89,366	0.09%

James Crawford (Chief Operating Officer)	180,991	61,338	-	242,329	0.25%

Fred Thiel	55,140	75,471	-	130,611	0.13%

Michael Berg)	35,027	62,971	-	97,998	0.1%

Peter Benz)	6,530	109,589	-	116,119	0.12%

Kevin DeNuccio	16,417	50,526		66,943	0.07%

All Directors and Executive Officers (seven persons)	4,208,130	814,836	-	5,022,966	5.08%

(1) Represents RSUs that have vested pursuant to Mr. Okamoto’s compensation agreement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than disclosed herein, there were no transactions during the year ended December 31, 2020 and 2019 or any currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the years ended December 31, 2020 and 2019, we engaged RBSM LLP, as our independent auditor. For the years ended December 31, 2020 and 2019, we incurred fees for our current auditor, RBSM as set forth below:

	Fiscal Year Ended
	December 31, 2020	December 31, 2019

Audit fees	$172,964	$187,500
Tax fees	-	13,000
All other fees	112,500	-

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

All services provided by the Company’s independent auditor were approved by the Company’s Audit Commitee.

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

PART IV

ITEM 15. EXHIBITS [to be updated]

The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company dated November 25, 2011. (1)
3.2	Certificate of Amendment to Articles of Incorporation dated February 15, 2013. (2)
3.3	Certificate of Amendment to Amended and Restated Articles of Incorporation dated July 18, 2013 (3)
3.4	Certificate of Amendment to Articles of Incorporation dated October 25, 2017. (4)
3.5	Amended and Restated Bylaws of the Company dated November 25, 2011. (5)
3.6	Certificate of Amendment to Articles of Incorporation dated April 8, 2019 (48)
4.1	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock. (6)
4.2	Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of 0% Series E Convertible Preferred Stock. (7)
4.3	Certificate of Correction to Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of 0% Series E Convertible Preferred Stock. (8)
4.4	Form of proposed Certificate of Designation of Preferences, Rights and Limitations of 0% Series E-1 Convertible Preferred Stock. (9)
4.5	Form of Underwriter’s Warrant (51)
4.6	Form of Underwriter’s Warrant (59)
10.1	Form of Unit Purchase Agreement dated as of August 14, 2017. (10)
10.2	Form of Registration Rights Agreement dated as of August 14, 2017. (11)
10.3	Form of 5% Convertible Promissory Note dated August 14, 2017. (12)
10.4	Form of Common Stock Purchase Warrant dated August 14, 2017. (13)
10.5	Form of Exchange Agreement dated as of July 16, 2017. (14)
10.6	Form of Exchange Agreement dated as of August 7, 2017. (15)
10.7	Form of Exchange Agreement dated as of November 28, 2017. (16)
10.8	Amended and Restated Croxall Retention Agreement dated August 30, 2017. (17)
10.9	Retention Agreement with Francis Knuettel II dated August 31, 2017. (18)
10.10	Employment Agreement with James Crawford dated August 31, 2017. (19)

10.11	Consulting Termination and Release Agreement with Erich Spangenberg dated August 31, 2017. (20)
10.12	Consulting Agreement dated August 31, 2017 with Page Innovations, LLC. (21)
10.13	Form of Lock-up Agreement with Doug Croxall dated September 7, 2017. (22)
10.14	Letter agreement with Revere Investments L.P., dated October 31, 2017. (23)
10.15	Agreement and Plan of Merger dated as of November 1, 2017. (24)
10.16	Amendment to Croxall Retention Agreement dated November 1, 2017. (25)
10.17	Voting and Standstill Agreement with Doug Croxall dated November 1, 2017. (26)
10.18	CF Marathon LLC Limited Liability Company Agreement dated as of October 20, 2017. (27)
10.19	First Amendment to Amended and Restated Revenue Sharing and Securities Purchase Agreement and Restructuring Agreement dated as of August 3, 2017. (28)
10.20	M&A Advisory Agreement with Palladium Capital Advisors, LLC, dated November 13, 2017. (29)
10.21	CIARA Technologies Agreement. (Confidential Treatment Requested) (30)
10.22	Master Services Agreement with Hypertec Systems Inc. dated December 15, 2017. (Confidential Treatment Requested) (31)
10.23	Engagement Letter with Roth Capital Partners, LLC dated December 7, 2017. (32)
10.24	Fairness Opinion dated December 13, 2017. (33)
10.25	Form of Securities Purchase Agreement. (34)
10.26	Form of Securities Purchase Agreement. (35)
10.27	Patent Rights Purchase and Assignment Agreement with XpresSpa Group, Inc. dated January 11, 2018. (36)
10.28	Amendment No. 1 to Agreement and Plan of Merger dated January 23, 2018. (37)
10.29	Lease Agreement, by and between 9349-0001 Quebec Inc. and Cryptoespace Inc., dated November 11, 2017. (38)
10.30	Assignment and Assumption Agreement, by and between Blocespace Inc. and Marathon Crypto Mining, Inc., dated February 12, 2018 (39)
10.31	Settlement Agreement and Release of Claims, dated March 8, 2018. (40)
10.32	Amendment No. 2 to Agreement and Plan of Merger, dated March 19, 2018. (41)
10.33	Amended and Restated Agreement and Plan of Merger, dated April 3, 2018. (42)
10.34	Executive Employment Agreement (46)
10.35	Executive Employment Agreement (47)
10.36	At the Market Offering Agreement with HC Wainwright & Co., dated July 2019 (49)
10.37	Asset Purchase Agreement with SelectGreen, Ltd., dated August 2019 (50)
10.38	Form of Lockup Agreement (51)
10.39	Form of At the Market Agreement (52)
10.40	Sales and Purchase Agreement between the Company and Bitmain (53)
10.41	Executive Employment Agreement between the Company and Simeon Salzman (54)
10.42	Sales and Purchase Agreement between the Company and Bitmain (55)
10.43	Sales and Purchase Agreement between the Company and Bitmain (56)
10.44	Form of At the Market Agreement (57)
10.45	Sales and Purchase Agreement between the Company and Bitmain (58)
14.1	Code of Business Conduct and Ethics (43)
16.1	SingerLewak LLP letter to the Securities and Exchange Commission. (44)
16.2	Letter from BDO USA, LLP dated November 30, 2017. (45)
23.1	Auditor consents
31.1	Certification of Chief Executive Officer pursuant to Section302 of the Sarbanes-Oxley Act 2002*
31.2	Certification of Chief Financial Officer pursuant to Section302 of the Sarbanes-Oxley Act 2002*
32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer*

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Document

* Filed herein.

(1)	Previously filed as Exhibit 3.1 to Current Report on Form 8-K filed December 9, 2011 and incorporated herein by reference.
(2)	Previously filed as Exhibit 3.1 to Current Report on Form 8-K filed February 20, 2013 and incorporated herein by reference.
(3)	Previously filed as Exhibit 3.1 to Current Report on Form 8-K filed July 19, 2013 and incorporated herein by reference.
(4)	Previously filed as Exhibit 3.4 to Registration Statement on Form S-4 filed January 24, 2018 and incorporated herein by reference.
(5)	Previously filed as Exhibit 3.2 to Current Report on Form 8-K filed December 9, 2011 and incorporated herein by reference
(6)	Previously filed as Exhibit 3.2 to Current Report on Form 8-K filed May 7, 2014 and incorporated herein by reference.
(7)	Previously filed as Exhibit 4.1 to Current Report on Form 8-K filed December 1, 2017 and incorporated herein by reference.
(8)	Previously filed as Exhibit 4.1 to Current Report on Form 8-K filed December 22, 2017 and incorporated herein by reference.
(9)	Previously filed as Exhibit 4.4 to Registration Statement on Form S-4 filed January 24, 2018 and incorporated herein by reference.
(10)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed August 15, 2017 and incorporated herein by reference.
(11)	Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed August 15, 2017 and incorporated herein by reference.
(12)	Previously filed as Exhibit 4.1 to Current Report on Form 8-K filed August 15, 2017 and incorporated herein by reference.
(13)	Previously filed as Exhibit 4.2 to Current Report on Form 8-K filed August 15, 2017 and incorporated herein by reference.
(14)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed July 18, 2017 and incorporated herein by reference.
(15)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed August 9, 2017 and incorporated herein by reference.
(16)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed December 1, 2017 and incorporated herein by reference.
(17)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed September 5, 2017 and incorporated herein by reference.
(18)	Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed September 5, 2017 and incorporated herein by reference.
(19)	Previously filed as Exhibit 10.3 to Current Report on Form 8-K filed September 5, 2017 and incorporated herein by reference.
(20)	Previously filed as Exhibit 10.4 to Current Report on Form 8-K filed September 5, 2017 and incorporated herein by reference.
(21)	Previously filed as Exhibit 10.5 to Current Report on Form 8-K filed September 5, 2017 and incorporated herein by reference.
(22)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed September 12, 2017 and incorporated herein by reference.
(23)	Previously filed as Exhibit 10.14 to Registration Statement on Form S-4 filed January 24, 2018 and incorporated herein by reference.
(24)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed November 2, 2017 and incorporated herein by reference.
(25)	Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed November 2, 2017 and incorporated herein by reference.
(26)	Previously filed as Exhibit 10.3 to Current Report on Form 8-K filed November 2, 2017 and incorporated herein by reference.

(27)	Previously filed as Exhibit 10.18 to Registration Statement on Form S-4 filed January 24, 2018 and incorporated herein by reference.
(28)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed August 9, 2017 and incorporated herein by reference.
(29)	Previously filed as Exhibit 10.20 to Registration Statement on Form S-4 filed January 24, 2018 and incorporated herein by reference.
(30)	Previously filed as Exhibit 10.21 to Registration Statement on Form S-4 filed January 24, 2018 and incorporated herein by reference.
(31)	Previously filed as Exhibit 10.22 to Registration Statement on Form S-4 filed January 24, 2018 and incorporated herein by reference.
(32)	Previously filed as Exhibit 10.23 to Registration Statement on Form S-4 filed January 24, 2018 and incorporated herein by reference.
(33)	Previously filed as Exhibit 10.24 to Registration Statement on Form S-4 filed January 24, 2018 and incorporated herein by reference.
(34)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed December 12, 2017 and incorporated herein by reference
(35)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed December 19. 2017 and incorporated herein by reference
(36)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed January 18, 2018 and incorporated herein by reference.
(37)	Previously filed as Exhibit 10.28 to Registration Statement on Form S-4 filed January 24, 2018 and incorporated herein by reference.
(38)	Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed February 15, 2018 and incorporated herein by reference.
(39)	Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed February 15, 2018 and incorporated herein by reference.
(40)	Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed July 31, 2018 and incorporated herein by reference.
(41)	Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed March 20, 2018 and incorporated herein by reference.
(42)	Previously filed as Exhibit 10.4 to Current Report on Form 8-K filed April 4, 2018 and incorporated herein by reference.
(43)	Previously filed as Exhibit 14.1 to Annual Report on 10- K filed March 31, 2014 and incorporated herein by reference.
(44)	Previously filed as Exhibit 16.1 to Current Report on Form 8-K filed January 17, 2017 and incorporated herein by reference.
(45)	Previously filed as Exhibit 16.1 to Current Report on Form 8-K filed December 1, 2017 and incorporated herein by reference.
(46)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed October 16, 2018 and incorporated herein by reference.
(47)	Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed on October 16, 2018 and incorporated herein by reference.
(48)	Previously filed as Exhibit 3.1 to Current Report on Form 8-K filed on April 8, 2019 and incorporated herein by reference.
(49)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed on July 19, 2019 and incorporated herein by reference.
(50)	Previously filed as Exhibit 10.1 to Current report on Form 8-K filed on August 29, 2019 and incorporated herein by reference.
(51)	Previously filed as Exhibit 4.1 to S-1/A filed on July 23, 2020
(52)	Previously filed as Exhibit 10.1 to S-3 filed on August 6, 2020
(53)	Previously filed as Exhibit 10.1 to 8-K filed on August 18, 2020
(54)	Previously filed as Exhibit 10.1 to 8-K filed on October 24, 2020
(55)	Previously filed as Exhibit 10.1 to 8-K filed October 29, 2020
(56)	Previously filed as Exhibit 10.1 to 8-K filed on December 11, 2020
(57)	Previously filed as Exhibit 10.1 to S-3 filed on December 11, 2020
(58)	Previously filed as Exhibit 10.1 to 8-K filed on December 28, 2020
(59)	Previously filed as Exhibit 4.1 to 8-K filed on January 15, 2021

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 16, 2021

MARATHON DIGITAL HOLDINGS, INC.

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

Signature	Title	Date

/s/ Merrick Okamoto	Chief Executive Officer and Executive Chairman (Principal Executive Officer)	March 16, 2021
Merrick Okamoto

/s/ Simeon Salzman	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2021
Simeon Salzman

/s/ Fred Thiel	Director	March 16, 2021
Fred Thiel

/s/ Peter Benz	Director	March 16, 2021
Peter Benz

/s/ Michael Berg	Director	March 16, 2021
Michael Berg

/s/ Kevin DeNuccio	Director	March 16, 2021
Kevin DeNuccio

