Form 10-Q
period 2021-03-31
MARATHON DIGITAL HOLDINGS, INC.
filed 2021-05-10
CIK 1507605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, 99,472,029 shares of common stock are issued and outstanding as of May 10, 2021.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, “Marathon Digital Holdings, Inc.,” “we,” “us,” “our” and similar terms refer to Marathon Patent Group, Inc., a Nevada corporation, and its subsidiaries.

Item 1. Financial Statements

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$211,934,086	$141,322,776
Digital currencies	10,746,219	2,271,656
Other receivable	-	74,767,226
Deposit	128,869,316	65,647,592
Investment fund	281,822,950	-
Prepaid expenses and other current assets	2,513,812	2,399,965
Total current assets	635,886,383	286,409,215

Other assets:
Property and equipment, net of accumulated depreciation and impairment charges of $7,200,501 and $6,480,359 for March 31, 2021 and December 31, 2020, respectively	41,960,893	17,224,321
Prepaid service contract	7,854,000	8,415,000
Right-of-use assets	-	200,301
Intangible assets, net of accumulated amortization of $225,392 and $207,598 for March 31, 2021 and December 31, 2020, respectively	984,608	1,002,402
Total other assets	50,799,501	26,842,024
TOTAL ASSETS	$686,685,884	$313,251,239

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$985,968	$999,742
Current portion of lease liability	-	121,596
Warrant liability	1,914,333	322,437
Total current liabilities	2,900,301	1,443,775
Long-term liabilities
SBA PPP loan payable	62,500	62,500
Total long-term liabilities	62,500	62,500
Total liabilities	2,962,801	1,506,275

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, no shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	-	-
Common stock,$ 0.0001 par value; 200,000,000 shares authorized; 99,370,465 and 81,974,619 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	9,937	8,197
Additional paid-in capital	716,862,400	428,242,763
Accumulated other comprehensive loss	(450,719)	(450,719)
Accumulated deficit	(32,698,535)	(116,055,277)
Total stockholders’ equity	683,723,083	311,744,964
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$686,685,884	$313,251,239

The accompanying notes are an integral part to these unaudited consolidated condensed financial statements.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
Revenues
Cryptocurrency mining revenue	$9,152,815	$592,487
Total revenues	9,152,815	592,487

Operating costs and expenses
Cost of revenue	2,406,415	1,153,241
Compensation and related taxes	52,405,786	233,657
Consulting fees	113,606	41,812
Professional fees	313,032	146,642
General and administrative	307,191	108,937
Impairment of cryptocurrencies	662,199	-
Total operating expenses	56,208,229	1,684,289
Operating loss	(47,055,414)	(1,091,802)
Other income (expenses)
Other income	(1,470)	106,408
Change in fair value of investment in NYDIG fund	131,822,950	-
Realized gain (loss) on sale of digital currencies	(54)	(4,221)
Change in fair value of warrant liability	(1,591,895)	9,786
Change in fair value of mining payable	-	(66,548)
Interest income	183,828	1,880
Interest expense	(1,203)	(13,435)
Total other (expenses) income	130,412,156	33,870
Income (loss) before income taxes	$83,356,742	$(1,057,932)
Income tax expense	-	-
Net income (loss)	$83,356,742	$(1,057,932)
Net income (loss) per share, basic:	$0.88	$(0.12)
Net income (loss) per share, diluted:	$0.87	$(0.12)
Weighted average shares outstanding, basic:	94,350,216	8,655,525
Weighted average shares outstanding, diluted:	96,251,240	8,655,525

The accompanying notes are an integral part to these unaudited consolidated condensed financial statements.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended March 31, 2021

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2020	-	$-	81,974,619	$8,197	$428,242,763	$(116,055,277)	$(450,719)	$311,744,964
Stock based compensation	-	-	4,701,442	470	51,031,125	-	-	51,031,595
Issuance of common stock, net of offering costs/At-the-market offering	-	-	12,500,000	1,250	237,428,369	-	-	237,429,619
Options exercised for common stock			23,500	2	(2)			-
Warrants exercised for cash	-	-	170,904	17	160,145	-	-	160,162
Net income	-	-	-	-	-	83,356,742	-	83,356,742
Balance as of March 31, 2021	-	$-	99,370,465	$9,937	$716,862,400	$(32,698,535)	$(450,719)	$682,723,082

For the Three Months Ended March 31, 2020

	Preferred Stock		Common Stock		AdditionalPaid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2019	-	$-	8,458,781	$846	$109,705,051	$(105,607,506)	$(450,719)	$3,647,672
Stock based compensation	-	-	-	-	23,238	-	-	23,238
Issuance of common stock, net of offering costs/At-the-market offering	-	-	403,075	41	385,076	-	-	385,117
Common stock issued for purchase of mining servers			350,250	35	171,587			171,622
Net income	-	-	-	-	-	(1,057,931)	-	(1,057,931)
Balance as of March 31, 2020	-	$-	9,212,106	$922	$110,284,952	$(106,665,437)	$(450,719)	$3,169,718

The accompanying notes are an integral part to these unaudited consolidated condensed financial statements.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$83,356,742	$(1,057,931)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	720,142	510,781
Amortization of patents and website	17,794	17,794
Amortization of prepaid service contract	561,000	-
Realized gain (loss) on sale of digital currencies	54	4,222
Change in fair value of warrant liability	1,591,896	(9,787)
Change in fair value of mining payable	-	66,547
Change in fair value of investment securities	(131,822,950)	-
Impairment of cryptocurrencies	662,199	-
Stock based compensation	51,031,595	23,238
Loss on cancellation of lease	80,809	-
Amortization of right-of-use assets	16,597	24,114
Changes in operating assets and liabilities:
Other receivables	-	(117,811)
Digital currencies	(9,152,816)	(474,676)
Lease liability	(18,701)	(24,365)
Prepaid expenses and other assets	(113,847)	(108,324)
Accounts payable and accrued expenses	(13,775)	73,961
Net cash used in operating activities	(3,083,261)	(1,072,237)
CASH FLOWS FROM INVESTING ACTIVITIES
Sale of digital currencies	16,000	468,703
Purchase of investment securities	(150,000,000)	-
Purchase of property and equipment	(25,456,714)	-
Deposits for the purchase of mining servers	(63,221,724)	-
Net cash (used in) provided by investing activities	(238,662,438)	468,703
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock/At-the-market offering	327,103,650	401,891
Offering costs for the issuance of common stock/At-the-market offering	(14,906,805)	(16,774)
Proceeds received on exercise of warrants	160,164	-
Net cash provided by financing activities	312,357,009	385,117

Net increase (decrease) in cash and cash equivalents	70,611,310	(218,417)
Cash and cash equivalents — beginning of period	141,322,776	692,963
Cash and cash equivalents — end of period	$211,934,086	$474,546

Supplemental schedule of non-cash investing and financing activities:
Common stock issued for purchase of mining servers	$-	$171,622
Reduction of share commitment for purchase of mining servers	$-	$408,625
Options exercised into common stock	$2	$-

The accompanying notes are an integral part to these unaudited consolidated condensed financial statements.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

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

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

On March 31, 2020, the Company consummated the purchase of 6000 S-9 Bitmain 13.5 TH/s Bitcoin Antminers (“Miners”) from SelectGreen Blockchain Ltd., a British Columbia corporation, for which the purchase price was $4,086,250 or 2,335,000 shares of its common stock at a price of $1.75 per share. As a result of an exchange cap requirement imposed in conjunction with the Company’s Listing of Additional Shares application filed with Nasdaq to the transaction, the Company issued 1,276,442 shares of its common stock which represented $2,233,773 of the $4,086,250 (constituting 19.9% of the issued and outstanding shares on the date of the Asset Purchase Agreement) and upon the receipt of shareholder approval, at the Annual Shareholders Meeting to be held on November 15, 2019, the Company can issue the balance of the 1,058,558 unregistered common stock shares. The shareholders did approve the issuance of the additional shares at the Annual Shareholders Meeting. The Company has issued an additional 474,808 at $0.90 per share. The $513,700 set forth on the balance sheet for mining servers payable reflects the fair value of 583,750 shares to be issued at $0.88 per share to conclude the purchase of the Miners at December 31, 2020. The Company recorded change in fair value of mining payable of $66,547 and $507,862 during the year ended December 31, 2020 and 2019, respectively. There is no requirement for the Company to make a payment in cash in lieu of issuing the remaining shares. Subsequent to year end, on January 14, 2021, the Company sold its inventory of approximately 5,900 S9, 13.5 TH/s miners. As such, management determined that those crypto-currency machines were impaired by a total of $871,302 based upon an assessment as of December 31, 2020.

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

Subject to the timely payment of the purchase price, Bitmain shall deliver products according to the following schedule: 1,500 Units on or before January 31, 2021; and 1,800 units on or before each of February 28, 2021; March 31, 2021; April 30, 2021, May 31, 2021 and June 30, 2021. As of March 31, 2021, the Company has paid $22,660,679 of the total balance of $22,660,679.

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

The projected build out cost for Phase I is approximately $23 million, which is front loaded as the infrastructure is being built for the full 100 MW project. Phase I accounts for 70 MW of the 100 MW project. It entails high voltage equipment to break down the full 100 MW load from the generating station, and thereafter, the infrastructure cost per MW is a matter of distributing power at a container level. Phase II accounts for 30 MW of the 100 MW project and is anticipated to cost approximately $9 million. The total projected build out cost for the full 100 MW project is approximately $32 million. These are all in costs covering all equipment and labor needed starting from the power coming off the Generating Station distributed down to running the actual miners: including breakers, transformers, switches, containers, PDUs, fans, network cables, and the like.

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

On October 23, 2020, the Company executed a contract with Bitmain to purchase an additional 10,000 next generation Antminer S-19 Pro ASIC Miners. The 2021 delivery schedule will be 2,500 Units in January, 4,500 Units in February and the final 3,000 Units in March 2021.The gross purchase price is $23,620,000 with 30% due upon the execution of the contract and the balance paid over the next 4 months. Subsequent to executing this agreement, due to the additional executed contracts, Bitmain applied a discount of 8.63% to the purchase price adjusting the amount due to $21,581,594. As of March 31, 2021, the Company has paid $21,581,594 of the total balance of $21,581,594.

As of the November 12, 2020, the Company sold all shares of our common stock available thereunder for an aggregate purchase price of $100,000,000 under our 2020 At the Market Offering pursuant to our registration statement on Form S-3 declared effective by the SEC on August 6, 2020, which was the total amount available for sale thereunder.

On December 8, 2020, the Company executed a contract with Bitmain to purchase an additional 10,000 next generation Antminer S-19j Pro ASIC Miners, with 6,000 units to be delivered in August 2021, and the remaining 4,000 units to be delivered in September 2021. The gross purchase price is $$23,770,000 with 10% of the purchase price due within 48 hours of execution of the contract, 30% due on January 14, 2021, 10% due on February 15, 2021, 30% due on June 15, 2021 and 20% due on July 15, 2021. Subsequent to executing this agreement, due to the additional executed contracts, Bitmain applied a discount of 8.63% to the purchase price adjusting the amount due to $21,718,649. As of March 31, 2021, the Company has paid $10,859,330 of the total balance of $21,718,649.

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

On December 23, 2020, the Company executed a contract with Bitmain to purchase an additional 70,000 next generation Antminer S-19 ASIC Miners, with 7,000 units to be delivered in July 2021, and the remaining 63,000 units to be delivered in December 2021. The purchase price is $167,763,451. The purchase price for the miners shall be paid as follows: 20% within 48 hours of signing of contract; 30% on or before March 1, 2021; 4.75% on June 15, 2021; 1.76% on July 15, 2021; 4.58% on August 15, 2021; 10.19% on September 15, 2021; 17.63% on October 15, 2021 and 11.55% on November 15, 2021. As of March 31, 2021, the Company has paid $83,881,726 of the total balance of $167,763,452.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

On December 31, 2020, the Company sold 6,632,712 shares of common stock pursuant to the At The Market offering. Proceeds of $77.1 million net of offering costs of $2.3 million were received on January 4, 2021. Due to the timing of the proceeds received, an other current receivable was recorded in an amount of $74.8 million. As of March 31, 2021, this amount was received in full.

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

On January 25, 2021, the Company announced that it has purchased 4,812.66 BTC    in an aggregate purchase price of $150 million through an investment fund of one managed by NYDIG as the general partner, while the Company retains 100% of the limited partner interests. We expect to purchase additional bitcoin held by the investment fund in future periods, though we may also sell bitcoin in future periods as needed to generate Cash Assets for treasury management purposes.

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

On April 26, 2021, the Company appointed Fred Thiel as its new chief executive officer. Mr. Thiel will succeed Merrick Okamoto, who has served as the Company’s chief executive officer since 2018, and who will serve as executive chairman of the board of directors following the transition.

Liquidity and Financial Condition

The Company’s consolidated condensed financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As of March 31, 2021, the Company had approximately $212,000,000 in cash on hand.

At March 31, 2021, we carried $292.6 million of digital assets on our balance sheet as digital currencies and investment fund, which include cumulative impairments of $662k, consisting of the approximately 5,130 bitcoins, and held $211.9 million in cash and cash equivalents, compared to $2.3 million of digital assets and $141.3 million in cash and cash equivalents at December 31, 2020, reflecting the shift in our liquid assets. As of May 10, 2021, we held approximately 5,290 bitcoins, of which, 4,812.66 bitcoins were acquired at an aggregate purchase price of $150 million   at an average purchase price of approximately $31,137 per bitcoin, inclusive of fees and expenses. These purchased bitcoins are held in an investment fund of one where the Company is the sole limited partner. We expect to purchase additional bitcoin held by the investment fund in future periods, though we may also sell bitcoin in future periods as needed to generate Cash Assets for treasury management purposes.

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

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated condensed financial statements, including the accounts of the Company’s subsidiaries, Marathon Crypto Mining, Inc., Crypto Currency Patent Holding Company and Soems Acquisition Corp., have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year ended December 31, 2021.

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

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies to those previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Halving – The bitcoin blockchain and the cryptocurrency reward for solving a block is subject to periodic incremental halving. Halving is a process designed to control the overall supply and reduce the risk of inflation in cryptocurrencies using a Proof-of-Work consensus algorithm. At a predetermined block, the mining reward is cut in half, hence the term “Halving”. The last halving for bitcoin occurred on May 12, 2020. Many factors influence the price of bitcoin and potential increases or decreases in prices in advance of or following a future halving is unknown.

The following table presents the activities of the digital currencies for the three months ended March 31, 2021:

Digital currencies at December 31, 2020	$2,271,656
Additions of digital currencies	9,152,816
Realized gain on sale of digital currencies	(54)
Impairment of cryptocurrencies	(662,199)
Sale of digital currencies	(16,000)
Digital currencies at March 31, 2021	$10,746,219

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Investment Fund

In 2016, the FASB issued Accounting Standards Update (ASU) 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, that requires entities to generally measure investments in equity securities at fair value and recognize changes in fair value in net income.

On January 25, 2021, the Company entered into a limited partnership agreement with NYDIG Digital Assets Fund III, LP (“fund”) whereas the fund purchased 4,812.66 BTC   in an aggregate purchase price of $150 million. The Company owns 100% of the limited partnership interest. The investment fund is included in current assets in the consolidated balance sheets.

Each Fund qualifies and operates as an investment company for accounting purposes pursuant to the accounting and reporting guidance under ASC 946, Financial Services – Investment Companies, which requires fair value measurement of the Fund’s investments in digital assets. The digital assets held by each Fund are traded on a number of active markets globally, including the over-the-counter (“OTC”) market and digital asset exchanges. A fair value measurement under ASC 820 for an asset assumes that the asset is exchanged in an orderly transaction between market participants either in the principal market for the asset or, in the absence of a principal market, the most advantageous market for the asset (ASC 820-10-35-5). An entity must have access to the principal (or most advantageous) market at the measurement date (ASC 820-10-35-6A).

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

Financial assets and liabilities are classified in their entirety within the fair value hierarchy based on the lowest level of input that is significant to their fair value measurement. The Company measures the fair value of its marketable securities     and investments by taking into consideration valuations obtained from third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs included reported trades of and broker-dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities and other observable inputs.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of March 31, 2021 and December 31, 2020, respectively:

	Fair value measured at March 31, 2021
	Total carrying value at March 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets
Investment Fund	$281,822,950	$281,822,950

Liabilities
Warrant liability	$1,914,333	$-	$-	$1,914,333

	Fair value measured at December 31, 2020
	Total carrying value at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant liability	$322,437	$-	$-	$322,437

There were no transfers between Level 1, 2 or 3 during the three months ended March 31, 2021.

Fair value of warrant liabilities

At March 31, 2021, the Company had an outstanding warrant liability in the amount of $1,914,332 associated with warrants that were issued in January 2017 and January 2021 and warrants issued related to the Convertible Notes issued in August and September of 2017. The following table rolls forward the fair value of the Company’s warrant liability, the fair value of which is determined by Level 3 inputs for the three months ended March 31, 2021.

Fair value
Outstanding as of December 31, 2020	$322,437
Change in fair value of warrants	1,591,896
Outstanding as of March 31, 2021	$1,914,333

Net Income and Basic and Diluted Net Income per Share

Net income for the three months ended March 31, 2021 is $83,356,742, however approximately $132 million of that income was generated as an unrealized gain from the change in value of our “fund of one” investment. In addition, the Company had previously generated NOL carry-forwards for federal and state purposes of approximately $45.6 million and $27.2 million, respectively. As such, the Company would not owe corporate income taxes as of March 31, 2021. Net income per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic income per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net incomes per share does not include dilutive common stock equivalents in the weighted average shares outstanding, as they would be anti-dilutive.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Computation of potential shares for the diluted earning (loss) per share calculation at March 31, 2021 and 2020 are as follows:

	As of March 31,
	2021	2020
Warrants to purchase common stock	448,790	164,222
Options to purchase common stock	81,120	1,727,682
Convertible notes to exchange common stock	-	1,248,883
Total	529,910	3,140,787

The following table sets forth the computation of basic and diluted loss per share:

	For the Three Months Ended March 31,
	2021	2020
Net income (loss) attributable to common shareholders	$83,356,742	$(1,057,931)

Denominator:
Weighted average common shares - basic	94,350,216	8,655,525
Weighted average common shares - diluted	96,251,240	8,655,525
Income (loss) per common share - basic	$0.88	$(0.12)
Income (loss) per common share - diluted	$0.87	$(0.12)

Sequencing

In connection with August 14, 2017 Convertible Note financing, the Company adopted a sequencing policy whereby all future instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation issued to employees or directors. This convertible note was satisfied in full during the second quarter of 2020, therefore as of March 31, 2021, no future instruments are subject to the Company sequencing policy.

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

NOTE 3 – DEPOSIT, PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS

On May 11, 2020, the Company signed a Contract Addendum with Compute North, to pause and suspend services under its Colocation Agreement. This suspended all production of Bitcoin using our S-9 miners.

Halving – The bitcoin blockchain and the cryptocurrency reward for solving a block is subject to periodic incremental halving. Halving is a process designed to control the overall supply and reduce the risk of inflation in cryptocurrencies using a Proof-of-Work consensus algorithm. At a predetermined block, the mining reward is cut in half, hence the term “Halving”. The last halving for bitcoin occurred on May 12, 2020. Many factors influence the price of bitcoin and potential increases or decreases in prices in advance of or following a future halving is unknown.

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

The Company shall pay for the Antminers as follows:

(1)	Twenty percent (20%) of the total purchase price shall be paid as a non-refundable down payment within forty-eight (48) hours of execution of the agreement.

(2)	The Company shall pay the twenty percent (20%) of the total purchase price prior to September 20, 2020.

(3)	The Company shall pay the ten percent (10%) of the total purchase price prior to October 10, 2020.

(4)	The Company shall pay the remaining fifty percent (50%) of the total purchase price in equal monthly installments due not less than fifty-five (55) days prior to the scheduled delivery of the Product(s) as follows:

a)	eight-point thirty-three percent (8.33%) no later than 55 days prior to each scheduled delivery period as to the first installment of products to be shipped to the Company in January 2021.

b)	eight-point thirty-three percent (8.33%) no later than 55 days prior to each scheduled delivery period as to the second installment of the products to be shipped to the Company in February 2021.

c)	eight-point thirty-three percent (8.33%) no later than 55 days prior to each scheduled delivery period as to the third installment of the products to be shipped to the Company in March 2021.

d)	eight-point thirty-three percent (8.33%) no later than 55 days prior to each scheduled delivery period as to the fourth installment of the products to be shipped to the Company in April 2021.

e)	eight-point thirty-three percent (8.33%) no later than 55 days prior to each scheduled delivery period as to the fifth installment of the products to be shipped to the Company in May 2021.

f)	eight-point thirty-three percent (8.33%) no later than 55 days prior to each scheduled delivery period as to the sixth installment of the products to be shipped to the Company in June 2021.

Subject to the timely payment of the purchase price, Bitmain is and has been scheduled deliver products according to the following schedule: 1,500 Units on or before January 31, 2021; and 1,800 units on or before each of February 28, 2021; March 31, 2021; April 30, 2021, May 31, 2021 and June 30, 2021. As of March 31, 2021, the Company has paid $22,660,679 of the total balance of $22,660,679.

On October 23, 2020, the Company executed a contract with Bitmain to purchase an additional 10,000 next generation Antminer S-19 Pro ASIC Miners. The 2021 delivery schedule will be 2,500 Units in January, 4,500 Units in February and the final 3,000 Units in March 2021.The gross purchase price is $23,620,000 with 30% due upon the execution of the contract and the balance paid over the next 4 months. Subsequent to executing this agreement, due to the additional executed contracts, Bitmain applied a discount of 8.63% to the purchase price adjusting the amount due to $21,581,594. As of March 31, 2021, the Company has paid $21,581,594 of the total balance of $21,581,594.

On December 8, 2020, the Company executed a contract with Bitmain to purchase an additional 10,000 next generation Antminer S-19j Pro ASIC Miners, with 6,000 units to be delivered in August 2021, and the remaining 4,000 units to be delivered in September 2021. The gross purchase price is $23,770,000 with 10% of the purchase price due within 48 hours of execution of the contract, 30% due on January 14, 2021, 10% due on February 15, 2021, 30% due on June 15, 2021 and 20% due on July 15, 2021. Subsequent to executing this agreement, due to the additional executed contracts, Bitmain applied a discount of 8.63% to the purchase price adjusting the amount due to $21,718,649. As of March 31, 2021, the Company has paid $10,859,330 of the total balance of $21,718,649.

On December 23, 2020, the Company executed a contract with Bitmain to purchase an additional 70,000 next generation Antminer S-19 ASIC Miners, with 7,000 units to be delivered in July 2021, and the remaining 63,000 units to be delivered in December 2021. The purchase price is $167,763,451. The purchase price for the miners shall be paid as follows: 20% within 48 hours of signing of contract; 30% on or before March 1, 2021; 4.75% on June 15, 2021; 1.76% on July 15, 2021; 4.58% on August 15, 2021; 10.19% on September 15, 2021; 17.63% on October 15, 2021 and 11.55% on November 15, 2021. As of March 31, 2021, the Company has paid $83,881,726 of the total balance of $167,763,451.

On February 1, 2021, Marathon announced that Bitmain had shipped approximately 4,000 S-19 Pro ASIC miners to the Company’s mining facility in Hardin, MT, all of which were delivered as scheduled.

In addition to the initial 4,000 miners delivered to the Hardin facility in February, Bitmain recently shipped another 6,300 miners to Hardin. Marathon has received over 13,000 miners as of March 31, 2021 and subsequent to quarter end increased its active mining fleet to approximately 12,084 miners, generating approximately 1.29 EH/s.

As of March 31, 2021, approximately $128.4 million cash paid for Miners was recorded as a deposit on the balance sheet.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The components of property, equipment and intangible assets as of March 31, 2021 and December 31, 2020 are:

	Useful life (Years)	March 31, 2021	December 31, 2020
Website	7	$121,787	$121,787
Mining equipment	5	30,974,689	12,989,318
Construction in Progress	N/A	18,064,918	10,593,575
Mining patent	17	1,210,000	1,210,000
Gross property, equipment and intangible assets		50,371,394	24,914,680
Less: Accumulated depreciation and amortization		(7,425,893)	(6,687,957)
Property, equipment and intangible assets, net		$42,945,501	$18,226,723

The Company’s depreciation expense for the three months ended March 31, 2021 and 2020 were $720,142 and $510,781, and amortization expense were $17,794 and $17,794 for the three months ended March 31, 2021 and 2020, respectively.

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

Registered Direct Offering

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

Series B Convertible Preferred Stock

As of March 31, 2021, there were no shares of Series B Convertible Preferred Stock outstanding.

Series E Preferred Stock

There was no Series E Convertible Preferred Stock outstanding as of March 31, 2021.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Common Stock Warrants

A summary of the status of the Company’s outstanding stock warrants and changes during the three months ended March 31, 2021 is as follows :

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2020	287,656	$12.64	2.7
Issued	375,000	25.00	4.8
Expired	-	-	-
Exercised	(213,866)	7.49	3.1
Outstanding as of March 31, 2021	448,790	$25.42	4.1
Warrants exercisable as of March 31, 2021	448,790	$25.42	4.1

The aggregate intrinsic value of warrants outstanding and exercisable at March 31, 2021 was		$10,151,602

Common Stock Options

A summary of the stock options as of March 31, 2021 and changes during the period are presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2020	106,120	$44.32	4.28
Exercised	(25,000)	2.04	-
Outstanding as of March 31, 2021	81,120	$57.35	4.25
Options vested and expected to vest as of March 31, 2021	81,120	$57.35	4.25
Options vested and exercisable as of March 31, 2021	81,120	$57.35	4.25

The aggregate intrinsic value of options outstanding and exercisable at March 31, 2021 was		$701,466

Restricted Stock

A summary of the restricted stock award activity for the three months ended March 31, 2021 as follows :

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2020	566,279	$0.43
Granted	4,999,999	$10.44
Vested	(5,289,594)	$9.37
Nonvested at March 31, 2021	276,684	$10.44

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - DEBT, COMMITMENTS AND CONTINGENCIES

Leases

Effective June 1, 2018, the Company rented its corporate office at 1180 North Town Center Drive, Suite 100, Las Vegas, Nevada 89144, on a month to month basis. The monthly rent is $1,997. A security deposit of $3,815 has been paid.

The Company also assumed a lease in connection with the mining operations in Quebec, Canada. Operating leases are included in operating lease right-of-use assets, operating lease liabilities, and noncurrent operating lease liabilities on the balance sheets. On March 7, 2021, the Company entered into a termination agreement with the 9349-0001 Quebec Inc., to agree to terminate the outstanding lease. As of that date, the Company was fully released and discharged from any and all obligations under the Lease Agreement. Due to the lease termination, the Company incurred a loss on cancellation in an amount of approximately $81,000.

Operation lease costs are recorded on a straight-line basis within operating expenses. The Company’s total lease expense is comprised of the following:

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Operating leases
Operating lease cost	$18,701	$26,789
Operating lease expense	18,701	26,789
Short-term lease rent expense	6,687	5,992
Total rent expense	$25,388	$32,781

Additional information regarding the Company’s leasing activities as a lessee is as follow:

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Operating cash flows from operating leases	$-	$26,823
Weighted-average remaining lease term – operating leases	-	1.5
Weighted-average discount rate – operating leases	0.0%	6.5%

As of March 31, 2021, contractual minimal lease payments are nil.

Legal Proceedings

Feinberg Litigation

On March 27, 2018, Jeffrey Feinberg, purportedly joined by the Jeffrey L. Feinberg Personal Trust and the Jeffrey L. Feinberg Family Trust, filed a complaint against the Company and certain of its former officers and directors. The complaint was filed in the Supreme Court of the State of New York, County of New York. The plaintiffs purported to state claims under Sections 11, 12(a)(2) and 15 of the federal Securities Act of 1933 and common law claims for “actual fraud and fraudulent concealment,” constructive fraud, and negligent misrepresentation, seeking unspecified money damages (including punitive damages), as well as costs and attorneys’ fees, and equitable or injunctive relief. On June 15, 2018, the defendants filed a motion to dismiss all claims asserted in the complaint and, on July 27, 2018, the plaintiffs filed an opposition to that motion. The court heard argument on the motion and, on January 15, 2019, the court granted the motion to dismiss, allowing 30 days for the filing of an amended complaint. On February 15, 2019, Jeffrey Feinberg, individually and as trustee of the Jeffrey L. Feinberg Personal Trust, and Terrence K. Ankner, as trustee of the Jeffrey L. Feinberg Family Trust, filed an amended complaint that purports to state the same claims and seeks the same relief sought in the original complaint. On March 7 and 22, 2019, defendants filed motions to dismiss the amended complaint and on April 5, 2019, plaintiffs filed an opposition to those motions. The court heard oral argument on the motions to dismiss on July 9, 2019, and at the conclusion of the argument the court took the motions under submission. On April 22, 2021, the Company was notified the appellate court affirmed the decision to dismiss the case in its entirety

Ho Matter

On January 14, 2021, Plaintiff Michael Ho (“Plaintiff” or “Ho”) filed a Civil Complaint for Damages and Restitution (“Complaint”) against Marathon Digital Holdings, Inc. (the “Company”) and 10 Doe Defendants. The Complaint alleges six causes of action against the Company, (1) Breach of Written Contract; (2) Breach of Implied Contract; (3) Quasi-Contract; (4) Services Rendered; (5) Intentional Interference with Prospective Economic Relations; and (6) Negligent Interference with Prospective Economic Relations, which is the one plead against “all Defendants” and is most likely to involve later named defendants. The claims arise from the same set of facts, Ho alleges that the Company profited from commercially-sensitive information he shared with the Company and then it refused to compensate him for his role in securing the acquisition of a supplier of energy for the Company. On February 22, 2021, the Company responded to Mr. Ho’s Complaint with a general denial and the assertion of applicable affirmative defenses. Then, on February 25, 2021, the Company removed the matter to federal court. The parties are currently engaged in discovery, including written discovery and depositions. Due to outstanding issues of fact and law, it is impossible to predict the outcome at this time; however, the Company is confident that it will prevail in this litigation since it did not have a contract with Mr. Ho and he did not disclose any commercially-sensitive information that was used to structure any joint venture with energy providers.

NOTE 6 – Subsequent Events

The Company has evaluated subsequent events through the date the consolidated financial statements were available to be issued and has concluded that no such events or transactions took place that would require disclosure herein except as stated directly below.

On April 1, 2021, the Company issued 665,349 shares of common stock related to the quarterly vesting of restricted stock units (“RSUs”) to executives and management. Of which, 565,829 related to restricted stock units granted on May 5, 2020 and 99,520 related to restricted stock units granted on February 5, 2021 pursuant to the 2018 Equity Incentive Plan.

On April 7, 2021, the Company issued 2,044 shares of common stock related to the exercise of a warrant issued on December 8, 2017.

On April 27, 2021, the Company received written notification from their banking partner that the U.S. Small Business Administration (“SBA”) has forgiven the loan payable that was classified and held as a long-term liability in full.

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

As of March 31, 2021
	Existing Operations	Purchase Agreements	Cumulative Fleet
Total miners ordered	2,060	100,500	102,560
Total miners shipped	2,060	14,521	16,581
Total miners installed	2,060	5,057	7,117
Total produced hashrate to date	185 PH/s	556 PH/s	741 PH/s

Recent Developments

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

On March 25, 2021, Marathon Digital Holdings, Inc. (the “Company”) entered into a licensing agreement with DMG Blockchain Solutions, Inc. to license DMG’s proprietary Blockseer pool technology for use in its new Marathon OFAC Pool . Pursuant to the terms and conditions of the Agreement, the Company will be granted an exclusive and irrevocable license to use the technology in the U.S., and DMG will receive: $500,000 in restricted common stock of the Company (stock to be issued in a transaction exempt from registration under Section 4(a)(2) under the Securities Act of 1933, as amended); a monthly license fee with a sliding scale based on the DCMNA’s block rewards and transaction fees received by the pool; and technical support services to be provided on an as-needed basis with payment in US dollars.

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

At March 31, 2021, we carried $292.6     million of digital assets on our balance sheet, which include cumulative impairments of $662k, consisting of the approximately 5,130 bitcoins, and held $211.9 million in cash and cash equivalents, compared to $2.3 million of digital assets and $141.3 million in cash and cash equivalents at December 31, 2020, reflecting the shift in our liquid assets. As of May 10, 2021, we held approximately 5,290 bitcoins, of which, 4,812.66 bitcoins were acquired at an aggregate purchase price of $150 million   at an average purchase price of approximately $31,137 per bitcoin, inclusive of fees and expenses. These purchased bitcoins are held in an investment fund of one where the Company is the sole limited partner. We expect to purchase additional bitcoin held by the investment fund in future periods, though we may also sell bitcoin in future periods as needed to generate Cash Assets for treasury management purposes.

EBITDA for the Three Months Ended March 31, 2021 and 2020

The following table shows the Company’s EBITDA as of March 31, 2021 and 2020, with adjustments from GAAP measures:

	For the Three Months Ended	For the Three Months Ended
	March 31,	March 31,
	2021	2020
Revenues
Cryptocurrency mining revenue	$9,152,815	$592,487

Total revenues	9,152,815	592,487

Operating costs and expenses
Cost of revenue	2,406,415	1,153,241
Compensation and related taxes	52,405,786	233,657
Consulting fees	113,606	41,812
Professional fees	313,032	146,642
General and administrative	307,191	108,937
Impairment of cryptocurrencies	662,199	-
Total operating expenses	56,208,229	1,684,289
Operating loss	(47,055,414)	(1,091,802)
Other income (expenses)
Other income	(1,470)	106,408
Change in fair value of investment in NYDIG fund	131,822,950	-
Realized gain (loss) on sale of digital currencies	(54)	(4,221)
Change in fair value of warrant liability	(1,591,895)	9,786
Change in fair value of mining payable	-	(66,548)
Interest income	183,828	1,880
Interest expense	(1,203)	(13,435)
Total other (expenses) income	130,412,156	33,870
Income (loss) before income taxes	$83,356,742	$(1,057,932)
Income tax expense	-	-
Net income (loss)	$83,356,742	$(1,057,932)

Non-cash adjustments to Net Income (loss)
Depreciation and Amortization of Fixed Assets	720,142	528,575
Impairment of cryptocurrencies	662,199	-
Server Maintenance Contract Amortization	561,000	26,825
Stock Compensation Expense	52,087,311	23,238

Total Non-cash adjustments to Net Income (Loss)	$54,030,652	$578,638

Adjusted EBITDA	$137,387,394	$(479,294)

Recent Issued Accounting Standards

See Note 2 to our consolidated financial statements for a discussion of recent accounting standards and pronouncements.

Results of Operations

For the Three Months Ended March 31, 2021 and 2020

We generated revenues of $9.2 million during the three months ended March 31, 2021 as compared to $0.6 million during the three months ended March 31, 2020. For the three months ended March 31, 2021, this represented an increase of $8.6 million or 1,445% over the same period in 2020. Revenue for the three months ended March 31, 2021 and 2020 were derived primarily from cryptocurrency mining.

Direct cost of revenues during the three months ended March 31, 2021 amounted to $2.4 million and for the three months ended March 31, 2020, the direct cost of revenues amounted to $1.2 million. For the three months ended March 31, 2021, this represented an increase of $1.2 million or 109% over the same period in 2020. Direct costs of revenue include depreciation and amortization expenses of the cryptocurrency mining machines and patents, contingent payments to patent enforcement legal costs, patent enforcement advisors and inventors as well as various non-contingent costs associated with enforcing the Company’s patent rights and otherwise in developing and entering into settlement and licensing agreements that generate the Company’s revenue.

We incurred other operating expenses of $53.8 million for the three months ended March 31, 2021 and $0.5 million for the three months ended March 31, 2020. For the three months ended March 31, 2021, this represented an increase of $53.3 million or 10,031%. These expenses primarily consisted of stock-based compensation, compensation to our officers, directors and employees, impairment of cryptocurrencies, professional fees and consulting incurred in connection with the day-to-day operation of our business.

The operating expenses consisted of the following:

	Total Other Operating Expenses
	For the Three Months Ended
	March 31, 2021	March 31, 2020
Compensation and related taxes	$52,405,786	$233,657
Consulting fees	113,606	41,812
Professional fees	313,032	146,642
Other general and administrative	307,191	108,937
Impairment of cryptocurrencies	662,199	-
Total	$53,801,814	$531,048

Non-cash operating expenses consisted of the following:

	Non-Cash Other Operating Expenses
	For the Three Months Ended
	March 31, 2021	March 31, 2020
Compensation and related taxes	$52,087,311	$23,238
Impairment of cryptocurrencies	662,199	-
Total	$52,749,510	$23,238

Operating Loss

We reported operating loss from continuing operations of $46.4 million for the three months ended March 31, 2021 and operating loss of $1.1 million for the three months ended March 31, 2020.

Other Income

Total other income was $130.4 million for the three months ended March 31, 2021 and $0.03 million for the three months ended March 31, 2020, respectively.

Net Income (Loss) Available to Common Shareholders

We reported net income of $84.0 million for the three months ended March 31, 2021 and net loss of $1.1 million for the three months ended March 31, 2020.

Liquidity and Capital Resources

The Company’s condensed consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit of approximately $32.6 million at March 31, 2021, net income of approximately $83.4 million and $3.1 million net cash used by operating activities for the three months ended March 31, 2021.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At March 31, 2021, the Company’s cash and cash equivalents balances totaled $211.9 million compared to $141.3 at December 31, 2020. During the three month period ending March 31, 2021 and March 31, 2020, the Company mined approximately 192 and 71 bitcoin, respectively. An increase of 121 bitcoin or 172%. The average price of a bitcoin during Q1 2020 was $8,293. The average price of a bitcoin during Q1 2021 was $45,265. An increase of $36,972 or 446%.

At March 31, 2021, we carried $292.6     million of digital assets on our balance sheet, which include cumulative impairments of $662k, consisting of the approximately 5,130 bitcoins, and held $211.9 million in cash and cash equivalents, compared to $2.3 million of digital assets and $141.3 million in cash and cash equivalents at December 31, 2020, reflecting the shift in our liquid assets. As of May 10, 2021, we held approximately 5,290 bitcoins, of which, 4,812.66 bitcoins were acquired at an aggregate purchase price of $150 million   at an average purchase price of approximately $31,137 per bitcoin, inclusive of fees and expenses. These purchased bitcoins are held in an investment fund of one where the Company is the sole limited partner. We expect to purchase additional bitcoin held by the investment fund in future periods, though we may also sell bitcoin in future periods as needed to generate Cash Assets for treasury management purposes.

Net working capital increased by $348 million, to working capital of $633 million at March 31, 2021 from working capital of $285 million at December 31, 2020.

Cash used by operating activities was $3.1 million during the three months ended March 31, 2021 compared to cash used in operating activities of $1.1 million during the three months ended March 31, 2020.

Cash used in investing activities was $238.7 million during the three months ended March 31, 2021 compared to cash provided by investing activities of $0.5 for the three months ended March 31, 2020.

Cash provided by financing activities was $312.4 million during the three months ended March 31, 2021 compared to cash provided by financing activities of $0.4 for the three months ended March 31, 2020.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures .

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework in the 2013 COSO framework. Based on this assessment, management concluded that our disclosure controls and procedures were effective.

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

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Feinberg Litigation

On March 27, 2018, Jeffrey Feinberg, purportedly joined by the Jeffrey L. Feinberg Personal Trust and the Jeffrey L. Feinberg Family Trust, filed a complaint against the Company and certain of its former officers and directors. The complaint was filed in the Supreme Court of the State of New York, County of New York. The plaintiffs purported to state claims under Sections 11, 12(a)(2) and 15 of the federal Securities Act of 1933 and common law claims for “actual fraud and fraudulent concealment,” constructive fraud, and negligent misrepresentation, seeking unspecified money damages (including punitive damages), as well as costs and attorneys’ fees, and equitable or injunctive relief. On June 15, 2018, the defendants filed a motion to dismiss all claims asserted in the complaint and, on July 27, 2018, the plaintiffs filed an opposition to that motion. The court heard argument on the motion and, on January 15, 2019, the court granted the motion to dismiss, allowing 30 days for the filing of an amended complaint. On February 15, 2019, Jeffrey Feinberg, individually and as trustee of the Jeffrey L. Feinberg Personal Trust, and Terrence K. Ankner, as trustee of the Jeffrey L. Feinberg Family Trust, filed an amended complaint that purports to state the same claims and seeks the same relief sought in the original complaint. On March 7 and 22, 2019, defendants filed motions to dismiss the amended complaint and on April 5, 2019, plaintiffs filed an opposition to those motions. The court heard oral argument on the motions to dismiss on July 9, 2019, and at the conclusion of the argument the court took the motions under submission. On April 22, 2021, the Company was notified the appellate court affirmed the decision to dismiss the case in its entirety.

Ho Matter

On January 14, 2021, Plaintiff Michael Ho (“Plaintiff” or “Ho”) filed a Civil Complaint for Damages and Restitution (“Complaint”) against Marathon Digital Holdings, Inc. (the “Company”) and 10 Doe Defendants. The Complaint alleges six causes of action against the Company, (1) Breach of Written Contract; (2) Breach of Implied Contract; (3) Quasi-Contract; (4) Services Rendered; (5) Intentional Interference with Prospective Economic Relations; and (6) Negligent Interference with Prospective Economic Relations, which is the one plead against “all Defendants” and is most likely to involve later named defendants. The claims arise from the same set of facts, Ho alleges that the Company profited from commercially-sensitive information he shared with the Company and then it refused to compensate him for his role in securing the acquisition of a supplier of energy for the Company. On February 22, 2021, the Company responded to Mr. Ho’s Complaint with a general denial and the assertion of applicable affirmative defenses. Then, on February 25, 2021, the Company removed the matter to federal court. The parties are currently engaged in discovery, including written discovery and depositions. Due to outstanding issues of fact and law, it is impossible to predict the outcome at this time; however, the Company is confident that it will prevail in this litigation since it did not have a contract with Mr. Ho and he did not disclose any commercially-sensitive information that was used to structure any joint venture with energy providers.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

10.1	DCMNA Agreements**
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.ins	XBRL Instance Document**
101.sch	XBRL Taxonomy Schema Document**
101.cal	XBRL Taxonomy Calculation Document**
101.def	XBRL Taxonomy Linkbase Document**
101.lab	XBRL Taxonomy Label Linkbase Document**
101.pre	XBRL Taxonomy Presentation Linkbase Document**

* Furnished herewith

** Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2021

MARATHON DIGITAL HOLDINGS, INC.

By:	/s/ Fred Thiel
Name:	Fred Thiel
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Simeon Salzman
Name:	Simeon Salzman
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

