Form 10-Q/A
period 2021-03-31
MARATHON DIGITAL HOLDINGS, INC.
filed 2021-05-12
CIK 1507605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1 TO FORM 10-Q

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

This Amendment No. 1 on Form 10-Q/A-1 amends Marathon Digital Holdings, Inc. (“the Company”) Quarterly Report on Form 10-Q (“the Original Form 10-Q’) for the quarter ended March 31, 2021, which was previously filed with the U.S. Securities Exchange Commission (“SEC”) on May 10, 2021. The Original Form 10-Q was filed on May 10, 2021 at 5:30 PM EST (SEC ACCESSION NUMBER: 0001493152-21-010910). Due to technical issues at the time of filing, the Form 10-Q was accepted without Exhibit 101 in accordance with Rule 405 of Regulation S-T and Officer Certifications exhibits. The purpose of this Amendment No.1 is to furnish Exhibit 101.

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

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended March 31, 2021

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2020	-	$-	81,974,619	$8,197	$428,242,763	$(116,055,277)	$(450,719)	$311,744,964
Stock based compensation	-	-	4,701,442	470	51,031,125	-	-	51,031,595
Issuance of common stock, net of offering costs/At-the-market offering	-	-	12,500,000	1,250	237,428,369	-	-	237,429,619
Options exercised for common stock			23,500	2	(2)			-
Warrants exercised for cash	-	-	170,904	17	160,145	-	-	160,162
Net income	-	-	-	-	-	83,356,742	-	83,356,742
Balance as of March 31, 2021	-	$-	99,370,465	$9,937	$716,862,400	$(32,698,535)	$(450,719)	$683,723,082

For the Three Months Ended March 31, 2020

	Preferred Stock		Common Stock		AdditionalPaid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2019	-	$-	8,458,781	$846	$109,705,051	$(105,607,506)	$(450,719)	$3,647,672
Stock based compensation	-	-	-	-	23,238	-	-	23,238
Issuance of common stock, net of offering costs/At-the-market offering	-	-	403,075	41	385,076	-	-	385,117
Common stock issued for purchase of mining servers			350,250	35	171,587			171,622
Net income	-	-	-	-	-	(1,057,931)	-	(1,057,931)
Balance as of March 31, 2020	-	$-	9,212,106	$922	$110,284,952	$(106,665,437)	$(450,719)	$3,169,718

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

Compensation for directors of the board for 2021 as follows: (i) cash compensation of $60,000 per year for each director, plus an additional $15,000 per year for each committee chair, paid 25% at the end of each calendar quarter; (ii) for existing directors, the equivalent of $120,000 annually in RSUs; and (iii) for newly elected directors, a one-time grant of $200,000 in RSUs, vesting 25% each calendar quarter during 2021. For clarification, new directors will also receive the same annual compensation as existing directors in addition to their one time grant.

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

Date: May 12, 2021

MARATHON DIGITAL HOLDINGS, INC.

By:	/s/ Fred Thiel
Name:	Fred Thiel
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Simeon Salzman
Name:	Simeon Salzman
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

