Form 10-Q
period 2021-06-30
MARATHON DIGITAL HOLDINGS, INC.
filed 2021-08-13
CIK 1507605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☒	Smaller Reporting Company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	MARA	The Nasdaq Capital Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, 99,634,123 shares of common stock are issued and outstanding as of August 13, 2021.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, “Marathon Digital Holdings, Inc.,” “we,” “us,” “our” and similar terms refer to Marathon Patent Group, Inc., a Nevada corporation, and its subsidiaries.

Item 1. Financial Statements

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$170,615,847	$141,322,776
Digital currencies	28,966,404	2,271,656
Other receivable	-	74,767,226
Deposit	121,582,865	65,647,592
Investment fund	166,915,071	-
Prepaid expenses and other current assets	3,570,683	2,399,965
Total current assets	491,650,870	286,409,215

Other assets:
Property and equipment, net of accumulated depreciation and impairment charges of $10,120,373 and $6,480,359 for June 30, 2021 and December 31, 2020, respectively	80,151,147	17,224,321
Prepaid service contract	11,095,026	8,415,000
Right-of-use assets	-	200,301
Intangible assets, net of accumulated amortization of $243,187 and $207,598 for June 30, 2021 and December 31, 2020, respectively	966,813	1,002,402
Total other assets	92,212,986	26,842,024
TOTAL ASSETS	$583,863,856	$313,251,239

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$2,626,242	$999,742
Current portion of lease liability	-	121,596
Warrant liability	718,329	322,437
Total current liabilities	3,344,571	1,443,775
Long-term liabilities
SBA PPP loan payable	-	62,500
Total long-term liabilities	-	62,500
Total liabilities	3,344,571	1,506,275

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, 0.0001 par value, 50,000,000 shares authorized, no shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	-	-
Common stock, 0.0001 par value; 200,000,000 shares authorized; 99,634,123 and 81,974,619 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	9,963	8,197
Additional paid-in capital	722,543,196	428,242,763
Accumulated other comprehensive loss	(450,719)	(450,719)
Accumulated deficit	(141,583,155)	(116,055,277)
Total stockholders’ equity	580,519,285	311,744,964
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$583,863,856	$313,251,239

The accompanying notes are an integral part to these unaudited consolidated condensed financial statements.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues
Cryptocurrency mining revenue	$29,321,857	$286,161	$38,474,672	$878,648
Total revenues	29,321,857	286,161	38,474,672	878,648

Operating costs and expenses
Cost of revenue	6,993,834	740,483	9,400,249	1,893,724
Compensation and related taxes	4,082,767	1,060,480	56,488,554	1,294,137
Consulting fees	105,355	24,313	218,960	66,125
Professional fees	2,160,775	162,552	2,473,807	309,194
General and administrative	278,860	89,566	586,050	198,503
Impairment of mined cryptocurrency	11,078,660	-	11,740,859	-
Total operating expenses	24,700,251	2,077,394	80,908,479	3,761,683
Income (loss) from Operations	4,621,606	(1,791,233)	(42,433,807)	(2,883,035)
Other income (expenses)
Other income	64,484	-	63,014	106,408
Loss on conversion of note	-	(364,832)	-	(364,832)
Change in fair value of investment in NYDIG fund	(114,907,879)	-	16,915,071	-
Realized gain (loss) on sale of digital currencies	989	8,482	935	4,260
Change in fair value of warrant liability	1,196,004	(6,563)	(395,892)	3,224
Change in fair value of mining payable	-	-	-	(66,547)
Interest income	141,379	499	325,207	2,379
Interest expense	(1,203)	(7,549)	(2,406)	(20,984)
Total other (expenses) income	(113,506,226)	(369,963)	16,905,929	(336,092)
Income (loss) before income taxes	$(108,884,620)	$(2,161,196)	$(25,527,878)	$(3,219,127)
Income tax expense	-	-	-	-
Net income (loss)	$(108,884,620)	$(2,161,196)	$(25,527,878)	$(3,219,127)

Net income (loss) per share, basic and diluted:	$(1.09)	$(0.13)	$(0.26)	$(0.26)
Weighted average shares outstanding, basic and diluted:	99,466,946	16,291,610	96,922,964	12,473,568

The accompanying notes are an integral part to these unaudited consolidated condensed financial statements.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended June 30, 2021

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of March 31, 2021	-	$-	99,370,465	$9,937	$716,862,400	$(32,698,535)	$(450,719)	$683,723,083
Stock based compensation, net of tax withholding	-	-	99,520	10	875,973	-	-	875,983
Common stock issued for cashless exercise of warrants	-	-	2,044	-	-	-	-	-
Common stock issued for service and license agreements			162,094	16	4,804,823	-	-	4,804,839
Net income	-	-	-	-	-	(108,884,620)	-	(108,884,620)
Balance as of June 30, 2021	-	$-	99,634,123	$9,963	$722,543,196	$(141,583,155)	$(450,719)	$580,519,285

For the Three Months Ended June 30, 2020

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of March 31, 2020	-	$-	9,212,106	$922	$110,284,952	$(106,665,437)	$(450,719)	$3,169,718
Stock based compensation	-	-	2,745,639	275	648,475	-	-	648,750
Issuance of common stock, net of offering costs/At-the-market offering	-	-	10,544,818	1,054	6,420,835	-	-	6,421,889
Common stock issued for note conversion			2,023,739	202	1,578,872	-	-	1,579,074
Warrants exercised for cash	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(2,161,196)	-	(2,161,196)
Balance as of June 30, 2020	-	$-	24,526,302	$2,453	$118,933,134	$(108,826,633)	$(450,719)	$9,658,235

For the Six Months Ended June 30, 2021

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2020	-	$-	81,974,619	$8,197	$428,242,763	$(116,055,277)	$(450,719)	$311,744,964
Stock based compensation, net of tax withholding	-	-	4,800,962	480	51,907,098	-	-	51,907,578
Issuance of common stock, net of offering costs/At-the-market offering	-	-	12,500,000	1,250	237,428,370	-	-	237,429,620
Options exercised on cashless basis	-	-	23,500	3	(3)	-	-	-
Warrant exercised for cash	-	-	170,904	17	160,145	-	-	160,162
Common stock issued for cashless exercise of warrants	-	-	2,044	0	-	-	-	0
Common stock issued for service and license agreements	-	-	162,094	16	4,804,823	-	-	4,804,839
Net loss	-	-	-	-	-	(25,527,878)	-	(25,527,878)
Balance as of June 30, 2021	-	$-	99,634,123	$9,963	$722,543,196	$(141,583,155)	$(450,719)	$580,519,285

For the Six Months Ended June 30, 2020

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2019	-	$-	8,458,781	$846	$109,705,051	$(105,607,506)	$(450,719)	$3,647,672
Stock based compensation	-	-	2,745,639	275	671,713	-	-	671,988
Issuance of common stock, net of offering costs/At-the-market offering	-	-	10,947,893	1,095	6,805,911	-	-	6,807,006
Common stock issued for purchase of mining servers	-	-	350,250	35	171,587	-	-	171,622
Common stock issued for note conversion	-	-	2,023,739	202	1,578,872	-	-	1,579,074
Net loss	-	-	-	-	-	(3,219,127)	-	(3,219,127)
Balance as of June 30, 2020	-	$-	24,526,302	$2,453	$118,933,134	$(108,826,633)	$(450,719)	$9,658,235

The accompanying notes are an integral part to these unaudited consolidated condensed financial statements.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(25,527,878)	$(3,219,127)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,640,014	1,010,270
Amortization of patents and website	35,589	35,588
Realized gain (loss) on sale of digital currencies	(935)	(4,260)
Change in fair value of warrant liability	395,892	(3,224)
Change in fair value of mining payable	-	66,547
Change in fair value of investment securities	(16,915,071)	-
Gain on PPP loan forgiveness	(62,500)	-
Impairment of cryptocurrencies	11,740,859	-
Stock based compensation	55,717,561	671,988
Amortization of right-of-use assets	200,301	52,117
Changes in operating assets and liabilities:
Digital currencies	(38,474,672)	(878,648)
Lease liability	(121,596)	(53,736)
Prepaid expenses and other assets	954,094	58,886
Accounts payable and accrued expenses	1,626,500	173,555
Net cash used in operating activities	(6,791,842)	(2,090,044)
CASH FLOWS FROM INVESTING ACTIVITIES
Sale of digital currencies	40,000	775,349
Purchase of investment securities	(150,000,000)	(1,277,455)
Purchase of property and equipment	(66,566,839)	-
Deposits for the purchase of mining servers	(55,935,273)	(4,195,200)
Net cash used in investing activities	(272,462,112)	(4,697,306)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received on issuance of notes payable	-	62,500
Proceeds from issuance of common stock/At-the-market offering	324,768,493	7,061,603
Offering costs for the issuance of common stock/At-the-market offering	(12,571,648)	(254,597)
Value of shares withheld for taxes	(3,809,983)	-
Proceeds received on exercise of options and warrants	160,163	-
Net cash provided by financing activities	308,547,025	6,869,506

Net increase in cash and cash equivalents	29,293,071	82,156
Cash and cash equivalents — beginning of period	141,322,776	692,963
Cash and cash equivalents — end of period	$170,615,847	$775,119

Supplemental schedule of non-cash investing and financing activities:
Common stock issued for purchase of mining servers	$-	$171,622
Reduction of share commitment for purchase of mining servers	$-	$408,625
Options exercised into common stock	$3	$-
Common stock issued for note conversion	$-	$1,579,074
Common stock issued for service and license agreements	$4,804,839	$-

The accompanying notes are an integral part to these unaudited consolidated condensed financial statements.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

Marathon Digital Holdings, Inc. (the “Company”) was incorporated in the State of Nevada on February 23, 2010 under the name Verve Ventures, Inc. On December 7, 2011, the Company changed its name to American Strategic Minerals Corporation and were engaged in exploration and potential development of uranium and vanadium minerals business. In June 2012, the Company discontinued the minerals business and began to invest in real estate properties in Southern California. In October 2012, the Company discontinued its real estate business when the former CEO joined the firm and the Company commenced IP licensing operations, at which time the Company’s name was changed to Marathon Patent Group, Inc. On November 1, 2017, the Company entered into a merger agreement with Global Bit Ventures, Inc. (“GBV”), which is focused on mining digital assets. The Company purchased cryptocurrency mining machines and established a data center in Canada to mine digital assets. The Company expanded its activities in the mining of new digital assets, while at the same time harvesting the value of its remaining IP assets.   As of June 30, 2021, the Company has since terminated the lease in Canada and deployed over 17,300 of our data mining operations in our facility in Hardin, Montana.

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

Subject to the timely payment of the purchase price, Bitmain shall deliver products according to the following schedule: 1,500 Units on or before January 31, 2021; and 1,800 units on or before each of February 28, 2021; June 30, 2021; April 30, 2021, May 31, 2021 and June 30, 2021. As of June 30, 2021, the Company has paid the entire purchase price under this agreement and has received 9,399 units from Bitmain with an additional 1,101 in transit.

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

The projected build out cost for Phase I is approximately $23 million, which is front loaded as the infrastructure is being built for the full 100 MW project. Phase I accounts for 70 MW of the 100 MW project. It entails high voltage equipment to break down the full 100 MW load from the generating station, and thereafter, the infrastructure cost per MW is a matter of distributing power at a container level. Phase II accounts for 30 MW of the 100 MW project and is anticipated to cost approximately $9 million. The total projected build out cost for the full 100 MW project is approximately $32 million. These are all in costs covering all equipment and labor needed starting from the power coming off the Generating Station distributed down to running the actual miners: including breakers, transformers, switches, containers, PDUs, fans, network cables, and the like. As of June 30, 2021, the Company has paid all of the required installments totaling $33 million in actual costs related to the 100 MW build out.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

On October 23, 2020, the Company executed a contract with Bitmain to purchase an additional 10,000 next generation Antminer S-19 Pro ASIC Miners. The 2021 delivery schedule will be 2,500 Units in January, 4,500 Units in February and the final 3,000 Units in March 2021.The gross purchase price is $23,620,000 with 30% due upon the execution of the contract and the balance paid over the next 4 months. Subsequent to executing this agreement, due to the additional executed contracts, Bitmain applied a discount of 8.63% to the purchase price adjusting the amount due to $21,581,594. As of June 30, 2021, the Company has paid the entire purchase price under this agreement and has received 10,000 units from Bitmain.

On December 8, 2020, the Company executed a contract with Bitmain to purchase an additional 10,000 next generation Antminer S-19j Pro ASIC Miners, with 6,000 units to be delivered in August 2021, and the remaining 4,000 units to be delivered in September 2021. The gross purchase price is $23,770,000 with 10% of the purchase price due within 48 hours of execution of the contract, 30% due on January 14, 2021, 10% due on February 15, 2021, 30% due on June 15, 2021 and 20% due on July 15, 2021. Subsequent to executing this agreement, due to the additional executed contracts, Bitmain applied a discount of 8.63% to the purchase price adjusting the amount due to $21,718,649. As of June 30, 2021, the Company has paid $17,374,924 of the total balance of $21,718,649.

On December 23, 2020, the Company executed a contract with Bitmain to purchase an additional 70,000 next generation Antminer S-19 ASIC Miners, with 7,000 units to be delivered by August 2021, 2,100 units to be delivered by September 2021, 6,500 units to be delivered by October 31, 2021, 14,700 units to be delivered by November 30, 2021, 24,500 units to be delivered by December 31, 2021 and 15,200 units to be delivered by January 31, 2022. The purchase price is $167,763,451. The purchase price for the miners shall be paid as follows: 20% within 48 hours of signing of contract; 30% on or before March 1, 2021; 4.75% on June 15, 2021; 1.76% on July 15, 2021; 4.58% on August 15, 2021; 10.19% on September 15, 2021; 17.63% on October 15, 2021 and 11.55% on November 15, 2021. As of June 30, 2021, the Company has paid $91,080,311 of the total balance of $167,763,452.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

On December 31, 2020, the Company sold 6,632,712 shares of common stock pursuant to the At The Market offering. Proceeds of $77.1 million net of offering costs of $2.3 million were received on January 4, 2021. Due to the timing of the proceeds received, an other current receivable was recorded in an amount of $74.8 million. As of June 30, 2021, this amount was received in full.

Effective December 31, 2020, the Board of Directors of the Company ratified the following arrangements approved by its Compensation Committee:

Merrick Okamoto, CEO was awarded a cash bonus of $2,000,000 which was paid before year end 2020. He was also awarded a special bonus of 1,000,000 RSUs with immediate vesting. He was given a new three-year employment agreement effective January 1, 2021 with the same salary and bonus as the prior agreement. He was also granted the following: award of 1,000,000 RSUs when the company’s market capitalization reaches and sustains a market capitalization for 30 consecutive days above $500,000,000; award of 1,000,000 RSUs priced when the company’s market capitalization reaches and sustains a market capitalization for 30 consecutive days above $750,000,000; award of 2,000,000 RSUs priced at lowest closing stock price in past 30 trading days when the company’s market capitalization reaches and sustains a market capitalization for 30 consecutive days above $1,000,000,000; and award of 2,000,000 RSUs when the Company’s market capitalization reaches and sustains a market capitalization for 30 consecutive days above $2,000,000,000. As of March 12, 2021, Mr. Okamoto had earned all bonuses set forth, and as a result of the maximum shares available under the Company’s 2018 Equity Incentive Plan having been issued, he is owed an additional 2,547,392 RSUs, for which the Company will, within 15 business days of the date of this report, file a proxy statement on Schedule 14A to hold an annual or special meeting of shareholders to gain shareholder approval to increase the number of shares available under the Plan in a sufficient number to cover issuance of these 2,547,392 RSUs. As of June 30, 2021, these shares are still due to be issued.

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

On May 21, 2021, Marathon Digital Holdings, Inc. (the “Company”) entered into a binding letter of intent with Compute North, LLC to host 73,000 Bitcoin Miners over a staged in implementation between October 2021 and March 2022. The hosting cost is $0.50 per machine per month and the hosting rate will be $0.044 per kWh. In order to build out the infrastructure without paying for the capital expenditure, the Company will provide an 18 month bridge loan to Compute North of up to $67 million dollars, in tranches, based upon specified requirements being met. The terms of the contract are limited to three years with increases thereafter capped at three percent per year thereafter. The Company has also agreed to pay up to $14 million in expedite fees for construction/electrical and supply chain expediting activities. As of June 30, 2021, the Company paid $8 million of the $14 million in expedite fees recorded as a deposit on the balance sheet.

Risks and Uncertainties

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

The following table presents the activities of the digital currencies for the six months ended June 30, 2021:

Digital currencies at December 31, 2020	$2,271,656
Additions of digital currencies	38,474,672
Realized gain on sale of digital currencies	935
Impairment of cryptocurrencies	(11,740,859)
Sale of digital currencies	(40,000)
Digital currencies at June 30, 2021	$28,966,404

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

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of June 30, 2021 and December 31, 2020, respectively:

	Fair value measured at June 30, 2021
	Total carrying value at June 30,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets
Investment Fund	$166,915,071		$166,915,071

Liabilities
Warrant liability	$718,329	$-	$-	$718,329

	Fair value measured at December 31, 2020
	Total carrying value at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant liability	$322,437	$-	$-	$322,437

There were no transfers between Level 1, 2 or 3 during the three months ended June 30, 2021.

Fair value of warrant liabilities

At June 30, 2021, the Company had an outstanding warrant liability in the amount of $718,329 associated with warrants that were issued in January 2017 and January 2021 and warrants issued related to the Convertible Notes issued in August and September of 2017. The following table rolls forward the fair value of the Company’s warrant liability, the fair value of which is determined by Level 3 inputs for the three months ended June 30, 2021.

Fair value
Outstanding as of December 31, 2020	$322,437
Change in fair value of warrants	395,892
Outstanding as of June 30, 2021	$718,329

Non-recurring measurement of Fair Value

The Company accounts for its digital currencies as indefinite-lived intangible assets in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other. The Company’s digital currencies are initially recorded at fair value upon receipt (or “carrying value”). On a quarterly basis, they are measured at carrying value, net of any impairment losses incurred since receipt. Pursuant to guidance from ASC 820, Fair Value Measurement, the Company is required to determine the non-recurring fair value measurement used to determine impairment of the digital currencies held on the balance sheet. The Company will record impairment losses as the fair value falls below the carrying value of the digital currencies. The digital currencies can only be marked down when impaired and not marked up when their value increases. The resulting carrying value represents the fair value of the asset. The last impairment date for the digital currencies was June 30, 2021. The Company had an outstanding carrying balance of digital assets of approximately $29 million, net of impairment losses incurred of $11.7 million for the six month period ended June 30, 2021. As of June 30, 2021, the fair value of the approximate 971 bitcoin held as digital currencies is approximately $33.8 million.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Net Income and Basic and Diluted Net Income (Loss) per Share

Net income (loss) for the three and six months ended June 30, 2021 is $(108,884,620) and $(25,527,878); however approximately $16.9 million of that income was generated as an unrealized gain from the change in value of our “fund of one” investment. In addition, the Company had previously generated NOL carry-forwards for federal and state purposes of approximately $45.6 million and $27.2 million, respectively. As such, the Company would not owe corporate income taxes as of June 30, 2021. Net income (loss) per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding, as they would be anti-dilutive.

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows:

	As of June 30,
	2021	2020
Warrants to purchase common stock	457,837	164,222
Restricted stock	199,038	2,065,479
Options to purchase common stock	81,120	140,182
Total	737,995	2,369,883

The following table sets forth the computation of basic and diluted loss per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net loss attributable to common shareholders	$(108,884,620)	$(2,161,196)	$(25,527,878)	$(3,219,127)

Denominator:
Weighted average common shares - basic and diluted	99,466,946	16,291,610	96,922,964	12,473,568
Income (loss) per common share - basic and diluted	$(1.09)	$(0.13)	$(0.26)	$(0.26)

Recent Accounting Pronouncements

The Company adopted Accounting Standards Update (“ASU”) No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”)” effective as of January 1, 2021, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in material changes to its financial position.

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

Subject to the timely payment of the purchase price, Bitmain is and has been scheduled deliver products according to the following schedule: 1,500 Units on or before January 31, 2021; and 1,800 units on or before each of February 28, 2021; June 30, 2021; April 30, 2021, May 31, 2021 and June 30, 2021. As of June 30, 2021, the Company has paid the entire purchase price under this agreement and has received 9,399 units from Bitmain with an additional 1,101 in transit.

On October 23, 2020, the Company executed a contract with Bitmain to purchase an additional 10,000 next generation Antminer S-19 Pro ASIC Miners. The 2021 delivery schedule will be 2,500 Units in January, 4,500 Units in February and the final 3,000 Units in March 2021.The gross purchase price is $23,620,000 with 30% due upon the execution of the contract and the balance paid over the next 4 months. Subsequent to executing this agreement, due to the additional executed contracts, Bitmain applied a discount of 8.63% to the purchase price adjusting the amount due to $21,581,594. As of June 30, 2021, the Company has paid the entire purchase price under this agreement and has received 10,000 units from Bitmain.

On December 8, 2020, the Company executed a contract with Bitmain to purchase an additional 10,000 next generation Antminer S-19j Pro ASIC Miners, with 6,000 units to be delivered in August 2021, and the remaining 4,000 units to be delivered in September 2021. The gross purchase price is $23,770,000 with 10% of the purchase price due within 48 hours of execution of the contract, 30% due on January 14, 2021, 10% due on February 15, 2021, 30% due on June 15, 2021 and 20% due on July 15, 2021. Subsequent to executing this agreement, due to the additional executed contracts, Bitmain applied a discount of 8.63% to the purchase price adjusting the amount due to $21,718,649. As of June 30, 2021, the Company has paid $17,374,924 of the total balance of $21,718,649.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

On December 23, 2020, the Company executed a contract with Bitmain to purchase an additional 70,000 next generation Antminer S-19 ASIC Miners, with 7,000 units to be delivered by August 2021, 2,100 units to be delivered by September 2021, 6,500 units to be delivered by October 31, 2021, 14,700 units to be delivered by November 30, 2021, 24,500 units to be delivered by December 31, 2021 and 15,200 units to be delivered by January 31, 2022. The purchase price is $167,763,451. The purchase price for the miners shall be paid as follows: 20% within 48 hours of signing of contract; 30% on or before March 1, 2021; 4.75% on June 15, 2021; 1.76% on July 15, 2021; 4.58% on August 15, 2021; 10.19% on September 15, 2021; 17.63% on October 15, 2021 and 11.55% on November 15, 2021. As of June 30, 2021, the Company has paid $91,080,311 of the total balance of $167,763,451.

On February 1, 2021, Marathon announced that Bitmain had shipped approximately 4,000 S-19 Pro ASIC miners to the Company’s mining facility in Hardin, MT, all of which were delivered as scheduled.

In addition to the initial 4,000 miners delivered to the Hardin facility in February, Bitmain has shipped another 14,702 miners to Hardin. Marathon has received over 18,702 miners as of June 30, 2021 and subsequent to quarter end increased its active mining fleet to approximately 19,749 miners, generating approximately 2.13 EH/s.

As of June 30, 2021, approximately $113.6 million cash paid for Miners was recorded as a deposit on the balance sheet.

On May 21, 2021, the Company entered into a binding letter of intent with Compute North, LLC to host 73,000 Bitcoin Miners over a staged in implementation between October 2021 and March 2022. The hosting cost is $0.50 per machine per month and the hosting rate will be $0.044 per kWh. In order to build out the infrastructure without paying for the capital expenditure, the Company will provide an 18 month bridge loan to Compute North of up to $67 million dollars, in tranches, based upon specified requirements being met. The terms of the contract are limited to three years with increases thereafter capped at three percent per year thereafter. The Company has also agreed to pay up to $14 million in expedite fees for construction/electrical and supply chain expediting activities. As of June 30, 2021, the Company paid $8 million of the $14 million in expedite fees recorded as a deposit on the balance sheet.

The components of property, equipment and intangible assets as of June 30, 2021 and December 31, 2020 are:

	Useful life (Years)	June 30, 2021	December 31, 2020
Website	7	121,787	$121,787
Mining equipment	5	75,261,576	12,989,318
Construction in Progress	N/A	14,888,157	10,593,575
Mining patent	17	1,210,000	1,210,000
Gross property, equipment and intangible assets		91,481,520	24,914,680
Less: Accumulated depreciation and amortization		(10,363,560)	(6,687,957)
Property, equipment and intangible assets, net		$81,117,960	$18,226,723

The Company’s depreciation expense for the three months ended June 30, 2021 and 2020 were $2.9 million and $499,489, and amortization expense were $17,794 and $17,794 for the three months ended June 30, 2021 and 2020, respectively. The Company’s depreciation expense for the six months ended June 30, 2021 and 2020 were $3.6 million and $1.0 million, and amortization expense were $35,589 and $35,588 for the six months ended June 30, 2021 and 2020, respectively.

NOTE 4 - STOCKHOLDERS’ EQUITY

Common Stock

On January 1, 2018, our Board adopted the 2018 Equity Incentive Plan, subsequently approved by the stockholders on March 7, 2018, pursuant to which up to 625,000 shares of common stock, stock options, restricted stock, preferred stock, stock-based awards and other awards are reserved for issuance as awards to employees, directors, consultants, advisors and other service providers.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

Series B Convertible Preferred Stock

As of June 30, 2021, there were no shares of Series B Convertible Preferred Stock outstanding.

Series E Preferred Stock

There was no Series E Convertible Preferred Stock outstanding as of June 30, 2021.

Common Stock Warrants

A summary of the status of the Company’s outstanding stock warrants and changes during the six months ended June 30, 2021 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2020	287,656	$12.64	2.7
Issued	386,719	25.00	4.5
Expired	-	-	-
Exercised	(216,538)	7.55	0.8
Outstanding as of June 30, 2021	457,837	$25.54	3.8
Warrants exercisable as of June 30, 2021	457,837	$25.54	3.8

The aggregate intrinsic value of warrants outstanding and exercisable at June 30, 2021 was		$2,717,238

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Common Stock Options

A summary of the stock options as of June 30, 2021 and changes during the period are presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2020	106,120	$44.32	4.28
Exercised	(25,000)	2.04	-
Outstanding as of June 30, 2021	81,120	$57.35	4.00
Options vested and expected to vest as of June 30, 2021	81,120	$57.35	4.00
Options vested and exercisable as of June 30, 2021	81,120	$57.35	4.00

The aggregate intrinsic value of options outstanding and exercisable at June 30, 2021 was		$48,779

Restricted Stock

On January 6, 2021, the Company issued 566,279 shares pursuant to the 2018 Equity Incentive Plan for shares that vested as of December 31, 2020. Subsequent to year end, the Company issued 172,948 and 23,500 shares of common stock pursuant to warrant and option exercises, respectively.

A summary of the restricted stock award activity for the six months ended June 30, 2021 as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2020	566,279	$0.43
Granted	4,999,999	$10.44
Vested	(5,367,240)	$9.38
Nonvested at June 30, 2021	199,038	$10.44

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

Operation lease costs are recorded on a straight-line basis within operating expenses. The Company’s total lease expense is comprised of the following:

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Additional information regarding the Company’s leasing activities as a lessee is as follow:

	For the Three Months Ended
	June 30, 2021	June 30, 2020
Operating leases
Operating lease cost	$-	$26,333
Operating lease expense	-	26,333
Short-term lease rent expense	5,126	6,072
Total rent expense	$5,126	$32,405

	For the Six Months Ended
	June 30, 2021	June 30, 2020
Operating leases
Operating lease cost	$97,407	$53,122
Operating lease expense	97,407	53,122
Short-term lease rent expense	14,289	12,064
Total rent expense	$111,696	$65,186

	For the Six Months Ended
	June 30, 2021	June 30, 2020
Operating cash flows from operating leases	$-	$52,246
Weighted-average remaining lease term – operating leases	-	1.4
Weighted-average discount rate – operating leases	0.0%	6.5%

As of June 30, 2021, contractual minimal lease payments are nil.

Legal Proceedings

Feinberg Litigation

On March 27, 2018, Jeffrey Feinberg, purportedly joined by the Jeffrey L. Feinberg Personal Trust and the Jeffrey L. Feinberg Family Trust, filed a complaint against the Company and certain of its former officers and directors. The complaint was filed in the Supreme Court of the State of New York, County of New York. The plaintiffs purported to state claims under Sections 11, 12(a)(2) and 15 of the federal Securities Act of 1933 and common law claims for “actual fraud and fraudulent concealment,” constructive fraud, and negligent misrepresentation, seeking unspecified money damages (including punitive damages), as well as costs and attorneys’ fees, and equitable or injunctive relief. On June 15, 2018, the defendants filed a motion to dismiss all claims asserted in the complaint and, on July 27, 2018, the plaintiffs filed an opposition to that motion. The court heard argument on the motion and, on January 15, 2019, the court granted the motion to dismiss, allowing 30 days for the filing of an amended complaint. On February 15, 2019, Jeffrey Feinberg, individually and as trustee of the Jeffrey L. Feinberg Personal Trust, and Terrence K. Ankner, as trustee of the Jeffrey L. Feinberg Family Trust, filed an amended complaint that purports to state the same claims and seeks the same relief sought in the original complaint. On March 7 and 22, 2019, defendants filed motions to dismiss the amended complaint and on April 5, 2019, plaintiffs filed an opposition to those motions. The court heard oral argument on the motions to dismiss on July 9, 2019, and at the conclusion of the argument the court took the motions under submission. On March 13, 2020, the court issued its Decision in which it granted the motions to dismiss in full and ordered that the case be dismissed with prejudice. On or about May 4, 2020, the plaintiffs filed a notice of appeal. Plaintiffs filed their opening appellate brief on January 4, 2021, and defendants filed their responsive appellate briefs on February 3, 2021. Oral argument on the appeal was conducted on April 1, 2021. On April 22, 2021, the court’s Appellate Division issued its Decision and Order affirming the dismissal of the case.

Ho Matter

On January 14, 2021, Plaintiff Michael Ho (“Plaintiff” or “Ho”) filed a Civil Complaint for Damages and Restitution (“Complaint”) against Marathon Patent Group, Inc., now known as Marathon Digital Holdings, Inc. (the “Company”) and 10 Doe Defendants in the Superior Court of the State of California for the County of Riverside. The Complaint alleges six causes of action against the Company, (1) Breach of Written Contract; (2) Breach of Implied Contract; (3) Quasi-Contract; (4) Services Rendered; (5) Intentional Interference with Prospective Economic Relations; and (6) Negligent Interference with Prospective Economic Relations. Claims 5 and 6 are pled against “all Defendants” and may involve later named defendants. The Complaint seeks damages, restitution, punitive damages, and costs of suit. The claims arise from the same set of facts. Ho alleges that the Company profited from commercially-sensitive information he shared with the Company, purportedly under a mutual non-disclosure agreement, and that the Company failed to compensate him for his role in securing the acquisition of a supplier of energy for the Company. On February 22, 2021, the Company responded to Mr. Ho’s Complaint with a general denial and the assertion of applicable affirmative defenses. Then, on February 25, 2021, the Company removed the action to the United States District Court in the Central District of California, where the action remains pending. The parties are currently engaged in discovery, including written discovery and depositions. Trial is set to begin on March 3, 2022. Due to outstanding issues of fact and law, it is impossible to predict the outcome at this time; however, the Company is confident that it will prevail in this litigation since it did not have a contract with Mr. Ho and he did not disclose any commercially-sensitive information under any mutual nondisclosure agreement that was used to structure any joint venture with energy providers.

NOTE 6 – Subsequent Events

On August 2, 2021, the Company executed a contract with Bitmain to purchase an additional 30,000 next generation Antminer S-19j Pro ASIC Miners, to be delivered between January 2022 and June 2022. The purchase price is $120,711,500. The purchase price for the miners shall be paid as follows: 32.76% within 48 hours of signing of contract; 6.45% on or before August 15, 2021; 6.16% on or before September 15, 2021; 6.02% on or before October 15, 2021; 12.66% on or before November 15, 2021; 12.17% on or before December 15, 2021; 6.32% on January 15, 2022; 6.13% on February 15, 2022; 5.79 % on March 15, 2022 and 5.53% on April 15, 2021.

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

As of June 30, 2021
	Existing Operations	Purchase Agreements	Cumulative Fleet
Total miners ordered	2,620	100,500	103,120
Total miners shipped	2,620	18,702	21,322
Total miners installed	2,620	16,775	19,395
Total produced hashrate to date	243 PH/s	1,845 PH/s	2,088 PH/s

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

On April 26, 2021, the Company appointed Fred Thiel as its new chief executive officer. Mr. Thiel has succeeded Merrick Okamoto, who has served as the Company’s chief executive officer since 2018, and who will serve as executive chairman of the board of directors following the transition.

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

On May 20, 2021, the Company appointed Georges Antoun and Jay Leupp to its board of directors, effective immediately, as Peter Benz transitions to become the company’s vice president of corporate development and Michael Berg steps down from his position of director to pursue other projects. As a result, Marathon’s board of directors now consists of five directors, including three independent directors and two inside directors.

On May 21, 2021, Marathon Digital Holdings, Inc. (the “Company”) entered into a binding letter of intent with Compute North, LLC to host 73,000 Bitcoin Miners over a staged in implementation between October 2021 and March 2022. The hosting cost is $0.50 per machine per month and the hosting rate will be $0.044 per kWh. In order to build out the infrastructure without paying for the capital expenditure, the Company will provide an 18 month bridge loan to Compute North of up to $67 million dollars, in tranches, based upon specified requirements being met. The terms of the contract are limited to three years with increases thereafter capped at three percent per year thereafter. The Company has also agreed to pay up to $14 million in expedite fees for construction/electrical and supply chain expediting activities. As of June 30, 2021, the Company paid $8 million of the $14 million in expedite fees recorded as a deposit on the balance sheet.

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

At June 30, 2021, we carried $195.9 million of digital assets on our balance sheet, which include cumulative impairments of $11.7 million, consisting of the approximately 5,784 bitcoins, and held $170.6 million in cash and cash equivalents, compared to $2.3 million of digital assets and $141.3 million in cash and cash equivalents at December 31, 2020, reflecting the shift in our liquid assets. As of August 13, 2021, we held approximately 6,378 bitcoins, of which, 4,812.66 bitcoins were acquired at an aggregate purchase price of $150 million at an average purchase price of approximately $31,137 per bitcoin, inclusive of fees and expenses. These purchased bitcoins are held in an investment fund of one where the Company is the sole limited partner. We expect to purchase additional bitcoin held by the investment fund in future periods, though we may also sell bitcoin in future periods as needed to generate Cash Assets for treasury management purposes.

Non-GAAP Financial Measures

We are providing supplemental financial measures for (i) non-GAAP income from operations that excludes the impact of depreciation and amortization of fixed assets, impairment losses on mined cryptocurrency, server maintenance contract amortization and stock compensation expense and (ii) non-GAAP net income and non-GAAP diluted earnings per share that exclude the impact of depreciation and amortization of fixed assets, impairment losses on mined cryptocurrency, change in fair value of warrant liability, server maintenance contract amortization and stock compensation expense. These supplemental financial measures are not measurements of financial performance under generally accepted accounting principles in the United States (“GAAP”) and, as a result, these supplemental financial measures may not be comparable to similarly titled measures of other companies. Management uses these non-GAAP financial measures internally to help understand, manage, and evaluate our business performance and to help make operating decisions.

We believe that these non-GAAP financial measures are also useful to investors and analysts in comparing our performance across reporting periods on a consistent basis. The first supplemental financial measure excludes non-cash operational expenses that we believe are not reflective of our general business performance such as (i) depreciation and amortization of fixed assets, (ii) significant impairment losses on mined cryptocurrency, (iii) server maintenance contract amortization and (iv) stock compensation expense that could vary significantly in comparison to other companies.

The second set of supplemental financial measures excludes the impact of (i) depreciation and amortization of fixed assets, (ii) significant impairment losses on mined cryptocurrency, (iii) change in fair value of warrant liability (iv) server maintenance contract amortization and (v) stock compensation expense. We believe the use of these non-GAAP financial measures can also facilitate comparison of our operating results to those of our competitors.

Non-GAAP financial measures are subject to material limitations as they are not in accordance with, or a substitute for, measurements prepared in accordance with GAAP. For example, we expect that share-based compensation expense, which is excluded from the first two non-GAAP financial measures, will continue to be a significant recurring expense over the coming years and is an important part of the compensation provided to certain employees, officers, and directors. Similarly, we expect that depreciation and amortization of fixed assets will continue to be a recurring expense over the term of the useful life of the assets. We have also excluded impairment losses on mined cryptocurrency from the first two non-GAAP financial measures, which may occur in future periods as a result of our continued holdings of significant amounts of bitcoin. Our non-GAAP financial measures are not meant to be considered in isolation and should be read only in conjunction with our Consolidated Condensed Financial Statements, which have been prepared in accordance with GAAP. We rely primarily on such Consolidated Condensed Financial Statements to understand, manage, and evaluate our business performance and use the non-GAAP financial measures only supplementally.

The following is a reconciliation of our non-GAAP income from operations, which excludes the impact of (i) depreciation and amortization of fixed assets (ii) impairment losses on mined cryptocurrency (iii) server maintenance contract amortization and (iv) stock compensation expense, to its most directly comparable GAAP measures for the periods indicated:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Reconciliation of non-GAAP income from operations:
Operating income (loss)	$4,621,606	$(1,791,233)	$(42,433,807)	$(2,883,035)
Depreciation and Amortization of Fixed Assets	2,919,872	499,489	3,640,014	1,010,270
Impairment of mined cryptocurrency	11,078,660	-	11,740,859	-
Server maintenance contract amortization	561,000	-	1,122,000	-
Stock Compensation Expense	875,972	23,238	51,907,115	671,987
Non-GAAP income (loss) from operations	$20,057,110	$(1,268,506)	$25,976,181	$(1,200,778)

The following are reconciliations of our non-GAAP net income and non-GAAP diluted earnings per share, in each case excluding the impact of (i) depreciation and amortization of fixed assets (ii) impairment losses on mined cryptocurrency (iii) change in fair value of warrant liability (iv) server maintenance contract amortization and (v) stock compensation expense, to its most directly comparable GAAP measures for the periods indicated:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Reconciliation of non-GAAP net income:
Net (loss) income	$(108,884,620)	$(2,161,196)	$(25,527,878)	$(3,219,127)

Non-cash adjustments to Net Income (loss)
Depreciation and Amortization of Fixed Assets	2,919,872	499,489	3,640,014	1,010,270
Impairment of mined cryptocurrency	11,078,660	-	11,740,859	-
Change in fair value of warrant liability	(1,196,004)	6,563	395,892	(3,224)
Server maintenance contract amortization	561,000	-	1,122,000	-
Stock Compensation Expense	875,972	23,238	51,907,115	671,987

Total Non-cash adjustments to Net Income (Loss)	$14,239,500	$529,290	$68,805,880	$1,679,033

Non-GAAP net (loss) income	$(94,645,120)	$(1,631,907)	$43,278,002	$(1,540,094)

Reconciliation of non-GAAP diluted earnings (loss) per share:
Diluted (loss) earnings per share	$(1.08)	$(0.13)	$(0.26)	$(0.26)
Depreciation and Amortization of Fixed Assets (per diluted share)	0.03	0.03	0.04	0.08
Impairment of mined cryptocurrency (per diluted share)	0.11	-	0.12	-
Change in fair value of warrant liability (per diluted share)	(0.01)	0.00	0.00	-
Server maintenance contract amortization (per diluted share)	0.01	-	0.01	-
Stock Compensation Expense (per diluted share)	0.01	0.00	0.53	0.05

Non-GAAP diluted earnings (loss) per share	$(0.93)	$(0.10)	$0.44	$(0.13)

Recent Issued Accounting Standards

See Note 2 to our consolidated financial statements for a discussion of recent accounting standards and pronouncements.

Results of Operations

For the Three and Six Months Ended June 30, 2021 and 2020

We generated revenues of $29.3 million and $38.5 million during the three and six months ended June 30, 2021 as compared to $286,161 and $878,648 during the three and six months ended June 30, 2020. For the three and six months ended June 30, 2021, this represented an increase of $29.0 million or 10,147% and $37.6 million or 4,279% over the same period in 2020. Revenue for the three and six months ended June 30, 2021 and 2020 were derived primarily from cryptocurrency mining. The increase in revenue is due to the deployment of approximately 15,595 miners, increasing the Company’s hash rate by 1,031% for the six month period ending June 30, 2021.

Direct cost of revenues during the three and six months ended June 30, 2021 amounted to $7.0 million and $9.4 million and for the three and six months ended June 30, 2020, the direct cost of revenues amounted to $740,483 and $1.9 million. For the three and six months ended June 30, 2021, this represented an increase of $6.3 million or 844% and $7.5 million or 396% over the same period in 2020. Direct costs of revenue include depreciation and amortization expenses of the cryptocurrency mining machines and patents, contingent payments to patent enforcement legal costs, patent enforcement advisors and inventors as well as various non-contingent costs associated with enforcing the Company’s patent rights and otherwise in developing and entering into settlement and licensing agreements that generate the Company’s revenue.

We incurred other operating expenses of $17.7 million and $71.5 million for the three and six months ended June 30, 2021 and $1.3 million and $1.9 million for the three and six months ended June 30, 2020. For the three and six months ended June 30, 2021, this represented an increase of $16.4 million or 1,224% and $69.6 million or 3,728% over 2020. These expenses primarily consisted of stock-based compensation, compensation to our officers, directors and employees, impairment of cryptocurrencies, professional fees and consulting incurred in connection with the day-to-day operation of our business.

The operating expenses consisted of the following:

	Total Other Operating Expenses		Total Other Operating Expenses
	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Compensation and related taxes (1)	$4,082,767	$1,060,480	$56,488,554	$1,294,137
Consulting fees (2)	105,355	24,313	218,960	66,125
Professional fees (3)	2,160,775	162,552	2,473,807	309,194
Other general and administrative (4)	278,860	89,566	586,050	198,503
Impairment of cryptocurrencies (5)	11,078,660	-	11,740,859	-
Total	$17,706,417	$1,336,911	$71,508,230	$1,867,959

	Non-Cash Other Operating Expenses		Non-Cash Other Operating Expenses
	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Compensation and related taxes (1)	$875,972	$23,238	$51,907,115	$671,987
Impairment of cryptocurrencies (5)	11,078,660	-	11,740,859	-
Total	$11,954,632	$23,238	$63,647,974	$671,987

(1) Compensation expense and related taxes: Compensation expense includes cash compensation and related payroll taxes and benefits, and non-cash equity compensation expenses. For the three and six months ended June 30, 2021, compensation expense and related payroll taxes were $4,082,767 and $56,488,554, an increase of $3.0 million or 285% and $55.2 million or 4,265% over the comparable periods in 2020. During the three and six months ended June 30, 2021, we recognized non-cash employee and board equity-based compensation of $875,972 and $51.9 million, respectively, and $23,238 and $671,987 for the three and six months ended June 30, 2020, respectively.

(2) Consulting fees: For the three and six months ended June 30, 2021, we incurred consulting fees of $105,355 and $218,960, an increase of $81,042 or 333% and an increase of $152,835 or 231% over the comparable periods in 2020. Consulting fees include both cash and non-cash related consulting fees primarily for investor relations and public relations services as well as other consulting services.

(3) Professional fees: For the three and six months ended June 30, 2021 professional fees were $2.2 million and $2.5 million, an increase of $2.0 million or 1,229% and $2.2 million or 700% over the comparable periods in 2020. Professional fees primarily reflect the costs of professional outside accounting fees, legal fees and audit fees.

(4) Other general and administrative expenses: For the three and six months ended June 30, 2021, other general and administrative expenses were $278,860 and $586,050, an increase of $189,294 or 211% and $387,547 or 195% over the comparable periods in 2020. General and administrative expenses reflect the other non-categorized operating costs of the Company and include expenses related to being a public company, rent, insurance, technology and other expenses incurred to support the operations of the Company.

(5) Impairment of cryptocurrencies: For the three and six months ended June 30, 2021, impairment of cryptocurrencies were $11.1 million and $11.7 million, an increase of $11.1 million or 100% and $11.7 million or 100% over the comparable periods in 2020. Impairment of cryptocurrencies reflect the impairment of the bitcoin earned by the Company subject to FASB ASC 350 Intangibles – Goodwill and Other.

Income (loss) from Operations

We reported income from operations of $4.6 million and an operating loss of $42.4 million for the three and six months ended June 30, 2021, respectively. We reported an operating loss of $1.8 million and $2.9 million for the three and six months ended June 30, 2020, respectively.

Other (Expenses) Income

Total other expenses were $113.5 million and total other income was $16.9 million for the three and six months ended June 30, 2021 and total other expenses were $369,963 and $336,092 for the three and six months ended June 30, 2020, respectively.

Net Loss Available to Common Shareholders

We reported a net loss of $108.9 million and $25.5 million for the three and six months ended June 30, 2021 and a net loss of $2.2 million and $3.2 million for the three and six months ended June 30, 2020.

Liquidity and Capital Resources

The Company’s condensed consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit of approximately $141.6 million at June 30, 2021, net loss of approximately $25.5 million and $6.8 million net cash used by operating activities for the six months ended June 30, 2021.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At June 30, 2021, the Company’s cash and cash equivalents balances totaled $170.6 million compared to $141.3 million at December 31, 2020. During the six month period ending June 30, 2021 and June 30, 2020, the Company mined approximately 846 and 104 bitcoin, respectively. An increase of 742 bitcoin or 713%. The average price of a bitcoin during the first six months of 2020 was $8,485. The average price of a bitcoin during the first six months of 2021 was $45,897, an increase of $37,412 or 441%.

At June 30, 2021, we carried $195.9 million of digital assets on our balance sheet, which include cumulative impairments of $11.7 million, consisting of the approximately 5,784 bitcoins, and held $170.6 million in cash and cash equivalents, compared to $2.3 million of digital assets and $141.3 million in cash and cash equivalents at December 31, 2020, reflecting the shift in our liquid assets. As of August 13, 2021, we held approximately 6,378 bitcoins, of which, 4,812.66 bitcoins were acquired at an aggregate purchase price of $150 million at an average purchase price of approximately $31,137 per bitcoin, inclusive of fees and expenses. These purchased bitcoins are held in an investment fund of one where the Company is the sole limited partner. We expect to purchase additional bitcoin held by the investment fund in future periods, though we may also sell bitcoin in future periods as needed to generate Cash Assets for treasury management purposes.

Net working capital increased by $203.3 million, to working capital of $488.3 million at June 30, 2021 from working capital of $285.0 million at December 31, 2020.

Cash used in operating activities was $6.8 million during the six months ended June 30, 2021 compared to cash used in operating activities of $2.1 million during the six months ended June 30, 2020.

Cash used in investing activities was $272.5 million during the six months ended June 30, 2021 compared to cash used in investing activities of $4.7 million for the six months ended June 30, 2020.

Cash provided by financing activities was $308.5 million during the six months ended June 30, 2021 compared to cash provided by financing activities of $6.9 million for the six months ended June 30, 2020.

Based on our current revenue and profit projections, we believe that our existing cash will be sufficient to fund our operations through at least the next twelve months.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures .

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework in the 2013 COSO framework. Based on this assessment, management concluded that our disclosure controls and procedures were effective.

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

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings .

Feinberg Litigation

On March 27, 2018, Jeffrey Feinberg, purportedly joined by the Jeffrey L. Feinberg Personal Trust and the Jeffrey L. Feinberg Family Trust, filed a complaint against the Company and certain of its former officers and directors. The complaint was filed in the Supreme Court of the State of New York, County of New York. The plaintiffs purported to state claims under Sections 11, 12(a)(2) and 15 of the federal Securities Act of 1933 and common law claims for “actual fraud and fraudulent concealment,” constructive fraud, and negligent misrepresentation, seeking unspecified money damages (including punitive damages), as well as costs and attorneys’ fees, and equitable or injunctive relief. On June 15, 2018, the defendants filed a motion to dismiss all claims asserted in the complaint and, on July 27, 2018, the plaintiffs filed an opposition to that motion. The court heard argument on the motion and, on January 15, 2019, the court granted the motion to dismiss, allowing 30 days for the filing of an amended complaint. On February 15, 2019, Jeffrey Feinberg, individually and as trustee of the Jeffrey L. Feinberg Personal Trust, and Terrence K. Ankner, as trustee of the Jeffrey L. Feinberg Family Trust, filed an amended complaint that purports to state the same claims and seeks the same relief sought in the original complaint. On March 7 and 22, 2019, defendants filed motions to dismiss the amended complaint and on April 5, 2019, plaintiffs filed an opposition to those motions. The court heard oral argument on the motions to dismiss on July 9, 2019, and at the conclusion of the argument the court took the motions under submission. On March 13, 2020, the court issued its Decision in which it granted the motions to dismiss in full and ordered that the case be dismissed with prejudice. On or about May 4, 2020, the plaintiffs filed a notice of appeal. Plaintiffs filed their opening appellate brief on January 4, 2021, and defendants filed their responsive appellate briefs on February 3, 2021. Oral argument on the appeal was conducted on April 1, 2021. On April 22, 2021, the court’s Appellate Division issued its Decision and Order affirming the dismissal of the case.

Ho Matter

On January 14, 2021, Plaintiff Michael Ho (“Plaintiff” or “Ho”) filed a Civil Complaint for Damages and Restitution (“Complaint”) against Marathon Patent Group, Inc., now known as Marathon Digital Holdings, Inc. (the “Company”) and 10 Doe Defendants in the Superior Court of the State of California for the County of Riverside. The Complaint alleges six causes of action against the Company, (1) Breach of Written Contract; (2) Breach of Implied Contract; (3) Quasi-Contract; (4) Services Rendered; (5) Intentional Interference with Prospective Economic Relations; and (6) Negligent Interference with Prospective Economic Relations. Claims 5 and 6 are pled against “all Defendants” and may involve later named defendants. The Complaint seeks damages, restitution, punitive damages, and costs of suit. The claims arise from the same set of facts. Ho alleges that the Company profited from commercially-sensitive information he shared with the Company, purportedly under a mutual non-disclosure agreement, and that the Company failed to compensate him for his role in securing the acquisition of a supplier of energy for the Company. On February 22, 2021, the Company responded to Mr. Ho’s Complaint with a general denial and the assertion of applicable affirmative defenses. Then, on February 25, 2021, the Company removed the action to the United States District Court in the Central District of California, where the action remains pending. The parties are currently engaged in discovery, including written discovery and depositions. Trial is set to begin on March 3, 2022. Due to outstanding issues of fact and law, it is impossible to predict the outcome at this time; however, the Company is confident that it will prevail in this litigation since it did not have a contract with Mr. Ho and he did not disclose any commercially-sensitive information under any mutual nondisclosure agreement that was used to structure any joint venture with energy providers.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

10.1	Binding Letter of Intent Between the Company and Compute North, LLC (Filed as an exhibit to our Current Report on 8-K filed on May 27, 2021.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.ins	XBRL Instance Document**
101.sch	XBRL Taxonomy Schema Document**
101.cal	XBRL Taxonomy Calculation Document**
101.def	XBRL Taxonomy Linkbase Document**
101.lab	XBRL Taxonomy Label Linkbase Document**
101.pre	XBRL Taxonomy Presentation Linkbase Document**
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

* Furnished herewith

** Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2021

MARATHON DIGITAL HOLDINGS, INC.

By:	/s/ Fred Thiel
Name:	Fred Thiel
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Simeon Salzman
Name:	Simeon Salzman
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

