Form 10-Q
period 2021-09-30
MARATHON DIGITAL HOLDINGS, INC.
filed 2021-11-15
CIK 1507605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, 102,630,627 shares of common stock are issued and outstanding as of November 15, 2021.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, “Marathon Digital Holdings, Inc.,” “we,” “us,” “our” and similar terms refer to Marathon Digital Holdings, Inc., a Nevada corporation, and its subsidiaries.

Item 1. Financial Statements

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,854,092	$141,322,776
Digital currencies	64,357,910	2,271,656
Digital currencies, restricted	9,573,684	-
Other receivable	-	74,767,226
Deposit	203,258,440	65,647,592
Investment fund	208,765,274	-
Prepaid expenses and other current assets	35,750,562	2,399,965
Total current assets	554,559,962	286,409,215

Other assets:
Property and equipment, net of accumulated depreciation and impairment charges of $14,442,777 and $6,480,359 for September 30, 2021 and December 31, 2020, respectively	93,932,227	17,224,321
Prepaid service contract	14,899,389	8,415,000
Right-of-use assets	-	200,301
Intangible assets, net of accumulated amortization of $260,980 and $207,598 for September 30, 2021 and December 31, 2020, respectively	949,020	1,002,402
Total other assets	109,780,636	26,842,024
TOTAL ASSETS	$664,340,598	$313,251,239

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$3,374,507	$999,742
Current portion of lease liability	-	121,596
Warrant liability	549,663	322,437
Total current liabilities	3,924,170	1,443,775
Long-term liabilities
SBA PPP loan payable	-	62,500
Total long-term liabilities	-	62,500
Total liabilities	3,924,170	1,506,275

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, 0.0001 par value, 50,000,000 shares authorized, no shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	-	-
Common stock, 0.0001 par value; 200,000,000 shares authorized; 102,506,558 and 81,974,619 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	10,251	8,197
Additional paid-in capital	824,612,618	428,242,763
Accumulated other comprehensive loss	(450,719)	(450,719)
Accumulated deficit	(163,755,722)	(116,055,277)
Total stockholders’ equity	660,416,428	311,744,964
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$664,340,598	$313,251,239

The accompanying notes are an integral part to these unaudited consolidated condensed financial statements.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues
Cryptocurrency mining revenue	$51,707,483	$835,184	$90,182,155	$1,713,832
Total revenues	51,707,483	835,184	90,182,155	1,713,832

Operating costs and expenses
Cost of revenue	10,263,009	1,636,046	19,663,258	3,529,770
Compensation and related taxes	97,181,544	614,604	153,670,098	1,908,741
Consulting fees	159,300	259,563	378,260	325,688
Professional fees	857,921	206,368	3,331,728	515,562
General and administrative	797,574	112,800	1,383,110	311,303
Impairment of mined cryptocurrency	6,731,890	-	18,472,750	-
Total operating expenses	115,991,238	2,829,381	196,899,204	6,591,064
Income (loss) from operations	(64,283,755)	(1,994,197)	(106,717,049)	(4,877,232)
Other income (expenses)
Other income	-	7,983	62,500	114,391
Loss on conversion of note	-	-	-	(364,832)
Change in fair value of investment in NYDIG fund	41,850,203	-	58,765,274	-
Realized gain (loss) on sale of digital currencies	8,152	11,206	9,088	15,466
Change in fair value of warrant liability	168,666	(21,875)	(227,225)	(18,651)
Change in fair value of mining payable	-	-	-	(66,547)
Interest income	84,454	2,466	409,661	4,845
Interest expense	(287)	-	(2,694)	(20,984)
Total other (expenses) income	42,111,188	(220)	59,016,604	(336,312)
Loss before income taxes	$(22,172,567)	$(1,994,417)	$(47,700,445)	$(5,213,544)
Income tax expense	-	-	-	-
Net loss	$(22,172,567)	$(1,994,417)	$(47,700,445)	$(5,213,544)

Net loss per share, basic and diluted:	$(0.22)	$(0.06)	$(0.49)	$(0.28)
Weighted average shares outstanding, basic and diluted:	100,803,809	31,520,736	98,230,795	18,868,967

The accompanying notes are an integral part to these unaudited consolidated condensed financial statements.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended September 30, 2021

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of June 30, 2021	-	$-	99,634,123	$9,963	$722,543,196	$(141,583,155)	$(450,719)	$580,519,285
Stock based compensation, net of withholding taxes	-	-	2,722,435	273	95,739,437	-	-	95,739,710
Common stock issued for service and license agreements			150,000	15	6,329,985	-	-	6,330,000
Net income	-	-	-	-	-	(22,172,567)	-	(22,172,567)
Balance as of September 30, 2021	-	$-	102,506,558	$10,251	$824,612,618	$(163,755,722)	$(450,719)	$660,416,428

For the Three Months Ended September 30, 2020

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of June 30, 2020	-	$-	24,526,302	$2,453	$118,933,134	$(108,826,633)	$(450,719)	$9,658,235
Stock based compensation	-	-	-	-	360,211	-	-	360,211
Issuance of common stock, net of offering costs/At-the-market offering	-	-	6,764,742	676	21,985,300	-	-	21,985,976
Issue common stock and warrant for cash	-	-	7,666,666	767	6,270,833	-	-	6,271,600
Warrant exercised for cash	-	-	4,722	1	5,312			5,313
Net loss	-	-	-	-	-	(1,994,417)	-	(1,994,417)
Balance as of September 30, 2020	-	$-	38,962,432	$3,897	$147,554,790	$(110,821,050)	$(450,719)	$36,286,918

For the Nine Months Ended September 30, 2021

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2020	-	$-	81,974,619	$8,197	$428,242,763	$(116,055,277)	$(450,719)	$311,744,964
Stock based compensation, net of withholding taxes	-	-	7,523,397	753	147,646,535	-	-	147,647,288
Issuance of common stock, net of offering costs/At-the-market offering	-	-	12,500,000	1,250	237,428,370	-	-	237,429,620
Options exercised on cashless basis	-	-	23,500	3	(3)	-	-	-
Warrant exercised for cash	-	-	170,904	17	160,145	-	-	160,162
Common stock issued for cashless exercise of warrants	-	-	2,044	0	-	-	-	0
Common stock issued for service and license agreements	-	-	312,094	31	11,134,808	-	-	11,134,839
Net loss	-	-	-	-	-	(47,700,445)	-	(47,700,445)
Balance as of September 30, 2021	-	$-	102,506,558	$10,251	$824,612,618	$(163,755,722)	$(450,719)	$660,416,428

For the Nine months Ended September 30, 2020

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2019	-	$-	8,458,781	$846	$109,705,051	$(105,607,506)	$(450,719)	$3,647,672
Stock based compensation	-	-	2,745,639	275	1,031,924	-	-	1,032,199
Issuance of common stock, net of offering costs/At-the-market offering	-	-	17,712,635	1,771	28,791,211	-	-	28,792,982
Common stock issued for purchase of mining servers	-	-	350,250	35	171,587	-	-	171,622
Common stock issued for note conversion	-	-	2,023,739	202	1,578,872	-	-	1,579,074
Issue common stock and warrant for cash	-	-	7,666,666	767	6,270,833			6,271,600
Warrant exercised for cash	-	-	4,722	1	5,312			5,313
Net loss	-	-	-	-	-	(5,213,544)	-	(5,213,544)
Balance as of September 30, 2020	-	$-	38,962,432	$3,897	$147,554,790	$(110,821,050)	$(450,719)	$36,286,918

The accompanying notes are an integral part to these unaudited consolidated condensed financial statements.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	(47,700,445)	$(5,213,544)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,961,729	1,797,959
Amortization of patents and website	53,382	53,382
Amortization of leasehold improvements	689	-
Realized gain (loss) on sale of digital currencies	(8,571)	(15,466)
Change in fair value of warrant liability	227,225	18,651
Change in fair value of mining payable	-	66,547
Change in fair value of investment securities	(58,765,274)	-
Gain on PPP loan forgiveness	(62,500)	-
Impairment of cryptocurrencies	18,472,750	-
Stock based compensation	152,335,353	1,032,199
Amortization of right-of-use assets	200,301	72,332
Changes in operating assets and liabilities:
Digital currencies	(90,182,155)	(1,713,832)
Lease liability	(121,596)	(70,880)
Prepaid expenses and other assets	(28,700,147)	172,472
Accounts payable and accrued expenses	2,374,766	351,960
Net cash used in operating activities	(43,914,493)	(3,448,220)
CASH FLOWS FROM INVESTING ACTIVITIES
Sale of digital currencies	64,000	1,278,550
Interest received from digital currencies, restricted	(5,962)	-
Purchase of investment securities	(150,000,000)	-
Purchase of property and equipment	(84,670,324)	(3,133,908)
Deposits for the purchase of mining servers	(137,610,848)	(13,269,670)
Net cash used in investing activities	(372,223,134)	(15,125,028)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received on issuance of notes payable	-	62,500
Proceeds from issuance of common stock/At-the-market offering	324,768,493	29,756,736
Offering costs for the issuance of common stock/At-the-market offering	(12,571,647)	(963,754)
Value of shares withheld for taxes	(4,688,065)	-
Proceeds from issuance of common stock and warrant, net	-	6,271,600
Proceeds received on exercise of options and warrants	160,162	5,313
Net cash provided by financing activities	307,668,943	35,132,395

Net (decrease) increase in cash and cash equivalents	(108,468,684)	16,559,147
Cash and cash equivalents — beginning of period	141,322,776	692,963
Cash and cash equivalents — end of period	32,854,092	$17,252,110

Supplemental schedule of non-cash investing and financing activities:
Common stock issued for purchase of mining servers	$-	$171,622
Reduction of share commitment for purchase of mining servers	$-	$408,625
Options exercised into common stock	$3	$-
Common stock issued for note conversion	$-	$1,579,074
Common stock issued for service and license agreements	$11,134,839	$-

The accompanying notes are an integral part to these unaudited consolidated condensed financial statements.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

Marathon Digital Holdings, Inc. (the “Company”) was incorporated in the State of Nevada on February 23, 2010 under the name Verve Ventures, Inc. On December 7, 2011, the Company changed its name to American Strategic Minerals Corporation and were engaged in exploration and potential development of uranium and vanadium minerals business. In June 2012, the Company discontinued the minerals business and began to invest in real estate properties in Southern California. In October 2012, the Company discontinued its real estate business when the former CEO joined the firm and the Company commenced IP licensing operations, at which time the Company’s name was changed to Marathon Patent Group, Inc. On November 1, 2017, the Company entered into a merger agreement with Global Bit Ventures, Inc. (“GBV”), which is focused on mining digital assets. The Company purchased cryptocurrency mining machines and established a data center in Canada to mine digital assets. The Company expanded its activities in the mining of new digital assets, while at the same time harvesting the value of its remaining IP assets. As of September 30, 2021, the Company has since terminated the lease in Canada and deployed over 17,300 miners in Hardin, Montana.

In the third quarter of 2020, the Company entered into a Long Term Purchase Contract with Bitmaintech PTE., LTD (“Bitmain”) for the purchase of 10,500 next generation Antminer S-19 Pro ASIC Miners. The purchase price per unit is $2,362 ($2,206 with a 6.62% discount) for a total gross purchase price of $24,801,000. The parties confirm that the total hashrate of the Antminers under this agreement shall not be less than 1,155,000 TH/s. Subsequent to executing this agreement, due to the additional executed contracts, Bitmain applied a total net discount of 8.63% to the purchase price adjusting the amount due to $22,660,673.

Subject to the timely payment of the purchase price, Bitmain has delivered products according to the following schedule: 1,500 Units on or before January 31, 2021; and 1,800 units on or before each of February 28, 2021; September 30, 2021; April 30, 2021, May 31, 2021 and September 30, 2021. As of September 30, 2021, the Company has paid the entire purchase price under this agreement and has received 10,500  units from Bitmain.

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

The projected build out cost for Phase I is approximately $23 million, which is front loaded as the infrastructure is being built for the full 100 MW project. Phase I accounts for 70 MW of the 100 MW project. It entails high voltage equipment to break down the full 100 MW load from the generating station, and thereafter, the infrastructure cost per MW is a matter of distributing power at a container level. Phase II accounts for 30 MW of the 100 MW project and is anticipated to cost approximately $9 million. The total projected build out cost for the full 100 MW project is approximately $34 million. These are all in costs covering all equipment and labor needed starting from the power coming off the Generating Station distributed down to running the actual miners: including breakers, transformers, switches, containers, PDUs, fans, network cables, and the like. As of September 30, 2021, the Company has paid all of the required installments totaling $34 million in actual costs related to the 100 MW build out.

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

Beowulf and 2P1 provide operation and maintenance services for the Facility pursuant to a Data Facility Services Agreement, in exchange for an initial issuance of 3,000,000 shares of Marathon’s common stock to each of Beowulf and 2Pl valued at the time of execution at $1.87 per share or $11,220,000 in aggregate. Upon completion of Phase I, Marathon issued to Beowulf an additional 150,000 shares of its common stock. During Phase II, Marathon issued to Beowulf an additional 350,000 shares of its common stock – 150,000 shares upon reaching 60 MW of Facility load and 200,000 at completion of the full 100 MW of Facility load. The cost to maintain and run the Facility will be $0.006/kWh. All shares issued under the Data Facility Services Agreement have issued pursuant to transactions exempt from registration under Section 4(a)(2) of the Securities Act of 1933.

On October 23, 2020, the Company executed a contract with Bitmain to purchase an additional 10,000 next generation Antminer S-19 Pro ASIC Miners. The 2021 delivery schedule was for 2,500 units to be delivered in January, 4,500 units to be delivered in February and the final 3,000 units to be delivered in March 2021. The gross purchase price was $23,620,000 with 30% due upon the execution of the contract and the balance paid over the next 4 months. Subsequent to executing this agreement, due to the additional executed contracts, Bitmain applied a discount of 8.63% to the purchase price adjusting the amount due to $21,581,594. As of September 30, 2021, the Company has paid the entire purchase price under this agreement and has received 10,000 units from Bitmain.

On December 8, 2020, the Company executed a contract with Bitmain to purchase an additional 10,000 next generation Antminer S-19j Pro ASIC Miners, with 6,000 units to be delivered in August 2021, and the remaining 4,000 units to be delivered in September 2021. The gross purchase price is $23,770,000 with 10% of the purchase price due within 48 hours of execution of the contract, 30% due on January 14, 2021, 10% due on February 15, 2021, 30% due on June 15, 2021 and 20% due on July 15, 2021. Subsequent to executing this agreement, due to the additional executed contracts, Bitmain applied a discount of 8.63% to the purchase price adjusting the amount due to $21,718,649. As of September 30, 2021, the Company has paid the entire purchase price under this agreement. Subsequent to September 30, 2021, the Company has received 10,000  units from Bitmain.

On December 23, 2020, the Company executed a contract with Bitmain to purchase an additional 70,000 next generation Antminer S-19 ASIC Miners, with 7,000 units to be delivered by August 2021, 2,100 units to be delivered by September 2021, 6,500 units to be delivered by October 31, 2021, 14,700 units to be delivered by November 30, 2021, 24,500 units to be delivered by December 31, 2021 and 15,200 units to be delivered by January 31, 2022. The purchase price is $167,763,451. The purchase price for the miners shall be paid as follows: 20% within 48 hours of signing of contract; 30% on or before March 1, 2021; 4.75% on June 15, 2021; 1.76% on July 15, 2021; 4.58% on August 15, 2021; 10.19% on September 15, 2021; 17.63% on October 15, 2021 and 11.55% on November 15, 2021. As of September 30, 2021, the Company has paid $118,799,091 of the total balance of $167,763,452   and has received 6,460 units from Bitmain.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

On December 31, 2020, the Company sold 6,632,712 shares of common stock pursuant to the At The Market offering. Proceeds of $77.1 million net of offering costs of $2.3 million were received on January 4, 2021. Due to the timing of the proceeds received, an other current receivable was recorded in an amount of $74.8 million. As of September 30, 2021, this amount was received in full.

Effective December 31, 2020, the Board of Directors of the Company ratified the following arrangements approved by its Compensation Committee:

Merrick Okamoto, CEO was awarded a cash bonus of $2,000,000 which was paid before year end 2020. He was also awarded a special bonus of 1,000,000 RSUs with immediate vesting. He was given a new three-year employment agreement effective January 1, 2021 with the same salary and bonus as the prior agreement. He was also granted the following: award of 1,000,000 RSUs when the company’s market capitalization reaches and sustains a market capitalization for 30 consecutive days above $500,000,000; award of 1,000,000 RSUs priced when the company’s market capitalization reaches and sustains a market capitalization for 30 consecutive days above $750,000,000; award of 2,000,000 RSUs priced at lowest closing stock price in past 30 trading days when the company’s market capitalization reaches and sustains a market capitalization for 30 consecutive days above $1,000,000,000; and award of 2,000,000 RSUs when the Company’s market capitalization reaches and sustains a market capitalization for 30 consecutive days above $2,000,000,000. As of March 12, 2021, Mr. Okamoto had earned all bonuses set forth, and as a result of the maximum shares available under the Company’s 2018 Equity Incentive Plan having been issued, he was owed an additional 2,547,392 RSUs, for which the Company, within 15 business days of the date of this report, filed a proxy statement on Schedule 14A to hold an annual or special meeting of shareholders to gain shareholder approval to increase the number of shares available under the Plan in a sufficient number to cover issuance of these 2,547,392 RSUs. The shares underlying these 2,547,392 RSUs were issued on August 23, 2021.

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

On January 25, 2021, the Company announced that it has purchased 4,812.66 BTC in an aggregate purchase price of $150 million through an investment fund of one managed by NYDIG as the general partner, while the Company retains 100% of the limited partner interests. We expect to purchase additional bitcoin held by NYDIG Digital Assets Fund III, LP, the investment fund in future periods, though we may also sell bitcoin in future periods as needed to generate Cash Assets for treasury management purposes.

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

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

On May 21, 2021, Marathon Digital Holdings, Inc. (the “Company”) entered into a binding letter of intent with Compute North, LLC to host 73,000 Bitcoin Miners over a staged in implementation between October 2021 and March 2022. The hosting cost is $0.50 per machine per month and the hosting rate will be $0.044 per kWh. In order to build out the infrastructure without paying for the capital expenditure, the Company will provide an 18 month bridge loan to Compute North of up to $67 million dollars, in tranches, based upon specified requirements being met. The terms of the contract are limited to three years with increases thereafter capped at three percent per year thereafter. The Company has also agreed to pay up to $14 million in expedite fees for construction/electrical and supply chain expediting activities. As of September 30, 2021, the Company  paid $8 million of the $14 million in expedite fees recorded as a deposit on the balance sheet and loaned Compute North $30 million. On September 3, 2021, the Company entered into a master agreement with Compute North, LLC whereas the Company will pay an initial deposit of $14.6 million in aggregate over five installments. As of September 30, 2021, the Company paid $9.1 million of the $14.6 million initial deposit recorded as a deposit on the balance sheet.

On July 30, 2021, Marathon Digital Holdings, Inc. (the “Company”) entered into a fully executed contract with Bitmain to purchase an additional 30,000 S-19j Pro ASIC Miners, with 5,000 units scheduled to be delivered in each of January 2022, February 2022, March 2022, April 2022, May 2022, and June 2022. The purchase price is $126,000,000 with (i) 25% of the purchase price due paid within one day of execution of the contract, (ii) 35% of the purchase price of each batch due in consecutive months with 35% of the January 2022 batch due immediately, and then 35% of each of the remaining five batches due on the 15th of each consecutive month starting August 15, 2021, through December 15, 2021 and (iii) the remaining 40% of the purchase price of each batch due on the 15th of each consecutive month starting November 15, 2021 and then 40% of each of the remaining five batches due on the 15th of each consecutive month through April 2022. As of September 30, 2021, the Company has paid $54,775,000 of the total balance of $120,711,500.

On August 27, 2021, Marathon Digital Holdings, Inc. (the “Company”) entered into a Master Securities Loan Agreement (the “Agreement”) with NYDIG Funding, LLC (“NYDIG”). Pursuant to the Agreement, the Company will loan its bitcoin (“BTC”) to NYDIG with an interest rate of three percent (3%) per annum. Interest accrues daily and is payable on a monthly basis. The Agreement provides that the Company may recall its BTC at any time. NYDIG shall, prior to or concurrently with the transfer of the of the BTC to NYDIG, but in no case later than the close of business on the day of such transfer, transfer to the Company collateral with a market value at least equal to 100% of the market value of the loaned BTC, and the Company is granted a first priority lien on such collateral. As of August 27, 2021, the Company loaned 300 BTC to NYDIG.

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

The following table presents the activities of the digital currencies for the nine months ended September 30, 2021:

Digital currencies at December 31, 2020	$2,271,656
Additions of digital currencies	90,182,155
Realized gain on sale of digital currencies	8,571
Impairment of cryptocurrencies	(18,472,750)
Interest received on cryptocurrencies, restricted	5,962
Sale of digital currencies	(64,000)
Digital currencies at September 30, 2021	$73,931,594

On August 27, 2021, Marathon Digital Holdings, Inc. (the “Company”) entered into a Master Securities Loan Agreement (the “Agreement”) with NYDIG Funding, LLC (“NYDIG”). Pursuant to the Agreement, the Company will loan its bitcoin (“BTC”) to NYDIG with an interest rate of three percent (3%) per annum and classify the bitcoin loaned out as digital currencies, restricted on the consolidated condensed balance sheets. As of September 30, 2021, the Company held an aggregate amount of digital currencies that comprised of restricted and unrestricted bitcoin of $73,931,594. Of that amount, $9,573,684 and $64,357,910 was restricted and unrestricted, respectively.

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

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of September 30, 2021 and December 31, 2020, respectively:

	Fair value measured at September 30, 2021
	Total carrying value at September 30,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets
Investment Fund	$208,765,274		$208,765,274

Liabilities
Warrant liability	$549,663	$-	$-	$549,663

	Fair value measured at December 31, 2020
	Total carrying value at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant liability	$322,437	$-	$-	$322,437

There were no transfers between Level 1, 2 or 3 during the three months ended September 30, 2021.

Fair value of warrant liabilities

At September 30, 2021, the Company had an outstanding warrant liability in the amount of $549,663 associated with warrants that were issued in January 2017 and January 2021 and warrants issued related to the Convertible Notes issued in August and September of 2017. The following table rolls forward the fair value of the Company’s warrant liability, the fair value of which is determined by Level 3 inputs for the nine months ended September 30, 2021.

Fair value
Outstanding as of December 31, 2020	$322,437
Change in fair value of warrants	227,226
Outstanding as of September 30, 2021	$549,663

Non-recurring measurement of Fair Value

The Company accounts for its digital currencies as indefinite-lived intangible assets in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other. The Company’s digital currencies are initially recorded at fair value upon receipt (or “carrying value”). On a quarterly basis, they are measured at carrying value, net of any impairment losses incurred since receipt. Pursuant to guidance from ASC 820, Fair Value Measurement, the Company is required to determine the non-recurring fair value measurement used to determine impairment of the digital currencies held on the balance sheet. The Company will record impairment losses as the fair value falls below the carrying value of the digital currencies. The digital currencies can only be marked down when impaired and not marked up when their value increases. The resulting carrying value represents the fair value of the asset. The last impairment date for the digital currencies was September 30, 2021. The Company had an outstanding carrying balance of digital assets of approximately $74 million, net of impairment losses incurred of $18.5 million for the nine month period ended September 30, 2021. As of September 30, 2021, the fair value of the approximate 2,223 bitcoin held as digital currencies is approximately $97.2 million.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Net Income (Loss) and Basic and Diluted Net Income (Loss) per Share

Net loss for the three and nine months ended September 30, 2021 is ($22,172,567) and ($47,700,445). Net income (loss) per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding, as they would be anti-dilutive.

Potentially dilutive securities that are not included in the calculation of diluted net loss per share because their effect is anti-dilutive are as follows:

	As of September 30,
	2021	2020
Warrants to purchase common stock	457,837	696,167
Restricted stock	95,179	1,372,820
Options to purchase common stock	81,120	140,182
Total	634,136	2,209,169

The following table sets forth the computation of basic and diluted loss per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss attributable to common shareholders	$(22,172,567)	$(1,994,417)	$(47,700,445)	$(5,213,544)

Denominator:
Weighted average common shares - basic and diluted	100,803,809	31,520,736	98,230,795	18,868,967
Income (loss) per common share - basic and diluted	$(0.22)	$(0.06)	$(0.49)	$(0.28)

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

In 2020, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to address the complexity in accounting for certain financial instruments with characteristics of liabilities and equity. Amongst other provisions, the amendments in this ASU significantly change the guidance on the issuer’s accounting for convertible instruments and the guidance on the derivative scope exception for contracts in an entity’s own equity such that fewer conversion features will require separate recognition, and fewer freestanding instruments, like warrants, will require liability treatment. This guidance is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company adopted ASU 2020-06 early as of January 1, 2021. Such adoption did not result in any material changes to its financial position, results of operations or cash flows.

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

The Company purchased 660 latest generation Bitmain S19 Pro Miners on May 12, 2020, 500 units on May 18, 2020 and an additional 500 units on June 11, 2020. These miners produce 110 TH/s and will generate 73 PH/s (petahash) of hashing power, compared to the Company’s S-9 production of 46 PH/s. The Company made the payments of approximately $4.2 million in the second quarter of 2020 and received 660 of the 1,660 units at its Hosting Facility in August, and its hosting partner, Compute North, had installed them upon their arrival. Of the 1,000 remaining S-19 Pro Miners due to arrive in the 4th quarter of 2020, 500 were received in November and installed in the Company’s Hosting Facility in Montana, while 500 were anticipated to be received and installed during the remainder of the 4th quarter. These miners will produce an additional 110 PH/s increasing the Company to an aggregate Hashpower of 294 PH/s. As of September 30, 2021, these miners were received and installed.

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

Subject to the timely payment of the purchase price, Bitmain is and has been scheduled deliver products according to the following schedule: 1,500 Units on or before January 31, 2021; and 1,800 units on or before each of February 28, 2021; September 30, 2021; April 30, 2021, May 31, 2021 and September 30, 2021. As of September 30, 2021, the Company has paid the entire purchase price under this agreement and has received 10,500  units from Bitmain.

On October 23, 2020, the Company executed a contract with Bitmain to purchase an additional 10,000 next generation Antminer S-19 Pro ASIC Miners. The 2021 delivery schedule was for 2,500 units to be delivered in January, 4,500 units to be delivered in February and the final 3,000 units to be delivered in March 2021.The gross purchase price was $23,620,000 with 30% due upon the execution of the contract and the balance paid over the next 4 months. Subsequent to executing this agreement, due to the additional executed contracts, Bitmain applied a discount of 8.63% to the purchase price adjusting the amount due to $21,581,594. As of September 30, 2021, the Company has paid the entire purchase price under this agreement and has received 10,000 units from Bitmain.

On December 8, 2020, the Company executed a contract with Bitmain to purchase an additional 10,000 next generation Antminer S-19j Pro ASIC Miners, with 6,000 units to be delivered in August 2021, and the remaining 4,000 units to be delivered in September 2021. The gross purchase price is $23,770,000 with 10% of the purchase price due within 48 hours of execution of the contract, 30% due on January 14, 2021, 10% due on February 15, 2021, 30% due on June 15, 2021 and 20% due on July 15, 2021. Subsequent to executing this agreement, due to the additional executed contracts, Bitmain applied a discount of 8.63% to the purchase price adjusting the amount due to $21,718,649. As of September 30, 2021, the Company has paid the entire purchase price under this agreement. Subsequent to September 30, 2021, the Company has received 10,000  units from Bitmain.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

On December 23, 2020, the Company executed a contract with Bitmain to purchase an additional 70,000 next generation Antminer S-19 ASIC Miners, with 7,000 units to be delivered by August 2021, 2,100 units to be delivered by September 2021, 6,500 units to be delivered by October 31, 2021, 14,700 units to be delivered by November 30, 2021, 24,500 units to be delivered by December 31, 2021 and 15,200 units to be delivered by January 31, 2022. The purchase price is $167,763,451. The purchase price for the miners shall be paid as follows: 20% within 48 hours of signing of contract; 30% on or before March 1, 2021; 4.75% on June 15, 2021; 1.76% on July 15, 2021; 4.58% on August 15, 2021; 10.19% on September 15, 2021; 17.63% on October 15, 2021 and 11.55% on November 15, 2021. As of September 30, 2021, the Company has paid $118,799,091 of the total balance of $167,763,451 and has received 6,460 units from Bitmain.

On February 1, 2021, Marathon announced that Bitmain had shipped approximately 4,000 S-19 Pro ASIC miners to the Company’s mining facility in Hardin, MT, all of which were delivered as scheduled.

In addition to the initial 4,000 miners delivered to the Hardin facility in February, Bitmain has shipped another 22,960  miners to Hardin. Marathon has received over 26,900  miners as of September 30, 2021 and subsequent to quarter end increased its active mining fleet to approximately 25,272  miners, generating approximately 2.74  EH/s.

As of September 30, 2021, approximately $185.6 million cash paid for Miners was recorded as a deposit on the balance sheet.

On May 21, 2021, the Company entered into a binding letter of intent with Compute North, LLC to host 73,000 Bitcoin Miners over a staged in implementation between October 2021 and March 2022. The hosting cost is $0.50 per machine per month and the hosting rate will be $0.044 per kWh. In order to build out the infrastructure without paying for the capital expenditure, the Company will provide an 18 month bridge loan to Compute North of up to $67 million dollars, in tranches, based upon specified requirements being met. The terms of the contract are limited to three years with increases thereafter capped at three percent per year thereafter. The Company has also agreed to pay up to $14 million in expedite fees for construction/electrical and supply chain expediting activities. As of September 30, 2021, the Company paid $8 million of the $14 million in expedite fees recorded as a deposit on the balance sheet. On September 3, 2021, the Company entered into a master agreement with Compute North, LLC pursuant to which the Company is paying an initial deposit of $14.6 million in the aggregate over five installments. As of September 30, 2021, the Company paid $9.1 million of the $14.6 million initial deposit recorded as a deposit on the balance sheet.

The components of property, equipment and intangible assets as of September 30, 2021 and December 31, 2020 are:

	Useful life (Years)	September 30, 2021	December 31, 2020
Website	7	121,787	$121,787
Mining equipment	5	98,863,798	12,989,318
Construction in Progress	N/A	9,389,419	10,593,575
Mining patent	17	1,210,000	1,210,000
Gross property, equipment and intangible assets		109,585,004	24,914,680
Less: Accumulated depreciation and amortization		(14,703,757)	(6,687,957)
Property, equipment and intangible assets, net		$94,881,247	$18,226,723

The Company’s depreciation expense for the three months ended September 30, 2021 and 2020 were $4.3 million and $787,689, and amortization expense were $18,483 and $17,794 for the three months ended September 30, 2021 and 2020, respectively. The Company’s depreciation expense for the nine months ended September 30, 2021 and 2020 were $8.0 million and $1.8 million, and amortization expense were $54,071 and $53,382 for the nine months ended September 30, 2021 and 2020, respectively.

NOTE 4 - STOCKHOLDERS’ EQUITY

Common Stock

On January 1, 2018, our Board adopted the 2018 Equity Incentive Plan, subsequently approved by the stockholders on March 7, 2018, pursuant to which up to 625,000 shares of common stock, stock options, restricted stock, preferred stock, stock-based awards and other awards are reserved for issuance as awards to employees, directors, consultants, advisors and other service providers. In August 2021, the Plan was increased by an additional 7.5 million shares which were registered pursuant to a Registration Statement on Form S-8.

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

Series B Convertible Preferred Stock

As of September 30, 2021, there were no shares of Series B Convertible Preferred Stock outstanding.

Series E Preferred Stock

There was no Series E Convertible Preferred Stock outstanding as of September 30, 2021.

Common Stock Warrants

A summary of the status of the Company’s outstanding stock warrants and changes during the nine months ended September 30, 2021 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2020	287,656	$12.64	2.7
Issued	386,719	25.00	4.3
Expired	-	-	-
Exercised	(216,538)	7.55	-
Outstanding as of September 30, 2021	457,837	$25.54	3.5
Warrants exercisable as of September 30, 2021	457,837	$25.54	3.5

The aggregate intrinsic value of warrants outstanding and exercisable at September 30, 2021 was		$2,812,878

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Common Stock Options

A summary of the stock options as of September 30, 2021 and changes during the period are presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2020	106,120	$44.32	4.28
Exercised	(25,000)	2.04	-
Outstanding as of September 30, 2021	81,120	$57.35	3.75
Options vested and expected to vest as of September 30, 2021	81,120	$57.35	3.75
Options vested and exercisable as of September 30, 2021	81,120	$57.35	3.75

The aggregate intrinsic value of options outstanding and exercisable at September 30, 2021 was		$55,522

Restricted Stock

On January 6, 2021, the Company issued 566,279 shares pursuant to the 2018 Equity Incentive Plan for shares that vested as of December 31, 2020. Subsequent to year end, the Company issued 172,948 and 23,500 shares of common stock pursuant to warrant and option exercises, respectively  .

A summary of the restricted stock award activity for the nine months ended September 30, 2021 as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2020	566,279	$0.43
Granted	7,618,577	$19.49
Vested	(8,089,677)	$18.11
Nonvested at September 30, 2021	95,179	$23.13

The Company anticipates incurring non-cash stock based compensation expense of $642,789, $232,241 and $2,533 on December 31, 2021, March 31, 2022 and June 30, 2022, respectively related to the 95,179 nonvested shares.

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

Operation lease costs are recorded on a straight-line basis within operating expenses. The Company’s total lease expense is comprised of the following:

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Additional information regarding the Company’s leasing activities as a lessee is as follow:

	For the Three Months Ended
	September 30, 2021	September 30, 2020
Operating leases
Operating lease cost	$-	$26,803
Operating lease expense	-	26,803
Short-term lease rent expense	9,579	6,231
Total rent expense	$9,579	$33,034

	For the Nine months Ended
	September 30, 2021	September 30, 2020
Operating leases
Operating lease cost	$97,407	$79,925
Operating lease expense	97,407	79,925
Short-term lease rent expense	23,867	18,295
Total rent expense	$121,274	$98,220

Additional information regarding the Company’s leasing activities as a lessee is as follow:

	For the Nine months Ended
	September 30, 2021	September 30, 2020
Operating cash flows from operating leases	$-	$78,796
Weighted-average remaining lease term – operating leases	-	1.6
Weighted-average discount rate – operating leases	0.0%	6.5%

As of September 30, 2021, contractual minimal lease payments are nil.

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

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Ho Matter

On January 14, 2021, Plaintiff Michael Ho (“Plaintiff” or “Ho”) filed a Civil Complaint for Damages and Restitution (“Complaint”) against Marathon Patent Group, Inc., now known as Marathon Digital Holdings, Inc. (the “Company”) and 10 Doe Defendants in the Superior Court of the State of California for the County of Riverside. The Complaint alleges six causes of action against the Company, (1) Breach of Written Contract; (2) Breach of Implied Contract; (3) Quasi-Contract; (4) Services Rendered; (5) Intentional Interference with Prospective Economic Relations; and (6) Negligent Interference with Prospective Economic Relations. Claims 5 and 6 are pled against “all Defendants” and may involve later named defendants. The Complaint seeks damages, restitution, punitive damages, and costs of suit. The claims arise from the same set of facts. Ho alleges that the Company profited from commercially-sensitive information he shared with the Company, purportedly under a mutual non-disclosure agreement, and that the Company failed to compensate him for his role in securing the acquisition of a supplier of energy for the Company. On February 22, 2021, the Company responded to Mr. Ho’s Complaint with a general denial and the assertion of applicable affirmative defenses. Then, on February 25, 2021, the Company removed the action to the United States District Court in the Central District of California, where the action remains pending. The parties are currently engaged in discovery, including written discovery and depositions. The Company will move to have Plaintiff’s claims dismissed before trial. Trial is set to begin on March 3, 2022. Due to outstanding issues of fact and law, it is impossible to predict the outcome at this time; however, after consulting legal counsel the Company is confident that it will prevail in this litigation since it did not have a contract with Mr. Ho and he did not disclose any commercially-sensitive information under any mutual nondisclosure agreement that was used to structure any joint venture with energy providers.

Information Subpoena

On October 6, 2020, the Company entered into a series of agreements with multiple parties to design and build a data center for up to 100-megawatts in Hardin, MT. In conjunction therewith, the Company filed a Current Report on Form 8-K on October 13, 2020. The 8-K discloses that, pursuant to a Data Facility Services Agreement, the Company issued 6,000,000 shares of restricted Common Stock, in transactions exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. During the quarter ended September 30, 2021, the Company and certain of its executives received a subpoena to produce documents and communications concerning the Hardin, Montana data center facility described in our Form 8-K dated October 13, 2020. We understand that the SEC may be investigating whether or not there may have been any violations of the federal securities law. We are cooperating with the SEC.

NOTE 6 – Subsequent Events

On October 1, 2021, Marathon Digital Holdings, Inc. (the “Company”) entered into a Revolving Credit and Security Agreement (the “Agreement”) with Silvergate Bank (the “Bank”) pursuant to which Silvergate has agreed to loan the Company up to $100,000,000 on a revolving basis pursuant to the terms of the Agreement and the $100,000,000 principal amount revolving credit note issued by the Company in favor of the Bank under the Agreement (“Note”). The terms of the facility (“RLOC”) set forth in the Agreement and Note are as follows:

Initial Term:	One (1) Year

Availability:	The RLOC shall be made available from time to time to the Company for periodic draws (provided no event of default then exists) from its closing date up to and including the one- year anniversary of the loan date.

Origination Fee:	0.25% of the Loan Commitment to the Bank (or $250,000); due at RLOC closing.

Unused Commitment Fee:	0.25% per annum of the portion of the unused Loan Commitment, payable monthly in arrears.

Renewal:

The RLOC may be renewed annually by agreement between the Bank and the Company, subject to (without limitation): (i) Company makes a request for renewal, in writing, no less than sixty (60) days prior to the then current maturity date, (ii) no event of default then exists, (iii) Company provides all necessary documentation to extend the RLOC, (iv) Company has paid all applicable fees related to the loan renewal, and (v) the Bank has approved such extension request according to its internal credit policies as determined by the Bank in its sole and absolute discretion.

If the Bank approves a request by Company to renew the RLOC upon any maturity, then a Renewal Fee of 0.25% of the Loan Commitment (or $250,000) shall be due and payable upon extension of the Loan Commitment.

Payments:	Interest only to be paid monthly, with principal all due at maturity.

Collateral:	The RLOC will be secured by a pledge of a sufficient amount of Company’s right, title and interest in and to bitcoin and/or U.S. Dollar (“USD”) stored in a custody account for the benefit of the Bank (the “Collateral Account”). the Bank will establish a Collateral Account with a regulated custodial entity (the “Custodian”) that has been approved by the Bank. the Bank and Custodian will have a custodial agreement to perfect the security interest in the pledged Collateral Account which, among other things, allows for 1) the Bank to monitor the balance of the Collateral Account and 2) allows the Bank to have exclusive control over the Collateral Account including liquidation of the collateral in the event of Company’s default under the terms of the RLOC. the Bank may also file a UCC financing statement on the pledged collateral.

Minimum Advance Rate:	At origination, the Company must ensure the Collateral Account balance has sufficient bitcoin (and/or US$) to cause a Loan to Value (the “LTV”) ratio of 65% (or less) (“Minimum Advance Rate”) on the unpaid principal balance of the RLOC.

Covenants:	The Company must maintain a minimum debt to equity ratio of 0.5:1. The Company must maintain a minimum liquidity of $25,000,000.

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

As of September 30, 2021
	Existing Operations	Purchase Agreements	Cumulative Fleet
Total miners ordered	2,620	130,500	133,120
Total miners shipped	2,620	26,960	29,580
Total miners installed	2,620	22,652	25,272
Total produced hashrate to date	243 PH/s	2,492 PH/s	2,735 PH/s

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

On March 25, 2021, Marathon Digital Holdings, Inc. (the “Company”) entered into a licensing agreement with DMG Blockchain Solutions, Inc. to license DMG’s proprietary Blockseer pool technology for use in its new Marathon OFAC Pool . Pursuant to the terms and conditions of the Agreement, the Company will be granted an exclusive and irrevocable license to use the technology in the U.S., and DMG will receive: $500,000 in restricted common stock of the Company (stock to be issued in a transaction exempt from registration under Section 4(a)(2) under the Securities Act of 1933, as amended); a monthly license fee with a sliding scale based on the MARAPool’s block rewards and transaction fees received by the pool; and technical support services to be provided on an as-needed basis with payment in US dollars. As of September 30, 2021, DMG has received shares equivalent to $500,000 in restricted common stock of the Company.

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

On May 21, 2021, Marathon Digital Holdings, Inc. (the “Company”) entered into a binding letter of intent with Compute North, LLC to host 73,000 Bitcoin Miners over a staged in implementation between October 2021 and March 2022. The hosting cost is $0.50 per machine per month and the hosting rate will be $0.044 per kWh. In order to build out the infrastructure without paying for the capital expenditure, the Company will provide an 18 month bridge loan to Compute North of up to $67 million dollars, in tranches, based upon specified requirements being met. The terms of the contract are limited to three years with increases thereafter capped at three percent per year thereafter. The Company has also agreed to pay up to $14 million in expedite fees for construction/electrical and supply chain expediting activities. As of September 30, 2021, the Company paid $8 million of the $14 million in expedite fees recorded as a deposit on the balance sheet . On September 3, 2021, the Company entered into a master agreement with Compute North, LLC whereas the Company will pay an initial deposit of $14.6 million in aggregate over five installments. As of September 30, 2021, the Company paid $9.1 million of the $14.6 million initial deposit recorded as a deposit on the balance sheet.

On July 30, 2021, Marathon Digital Holdings, Inc. (the “Company”) entered into a fully executed contract with Bitmain to purchase an additional 30,000 S-19j Pro ASIC Miners, with 5,000 units scheduled to be delivered in each of January 2022, February 2022, March 2022, April 2022, May 2022, and June 2022. The purchase price is $126,000,000 with (i) 25% of the purchase price due paid within one day of execution of the contract, (ii) 35% of the purchase price of each batch due in consecutive months with 35% of the January 2022 batch due immediately, and then 35% of each of the remaining five batches due on the 15th of each consecutive month starting August 15, 2021, through December 15, 2021 and (iii) the remaining 40% of the purchase price of each batch due on the 15th of each consecutive month starting November 15, 2021 and then 40% of each of the remaining five batches due on the 15th of each consecutive month through April 2022.

On August 9, 2021, the Company appointed Sarita James and Said Ouissal to its board of directors, effective immediately. As a result, Marathon’s board of directors now consists of seven directors, including five independent directors and two inside directors.

On August 23, 2021 , the Company issued 2,722,435 shares of common stock pursuant to the 2018 Equity Incentive Plan.

On August 27, 2021, Marathon Digital Holdings, Inc. (the “Company”) entered into a Master Securities Loan Agreement (the “Agreement”) with NYDIG Funding, LLC (“NYDIG”). Pursuant to the Agreement, the Company will loan its bitcoin (“BTC”) to NYDIG with an interest rate of three percent (3%) per annum. Interest accrues daily and is payable on a monthly basis. The Agreement provides that the Company may recall its BTC at any time. NYDIG shall, prior to or concurrently with the transfer of the BTC to NYDIG, but in no case later than the close of business on the day of such transfer, transfer to the Company collateral with a market value at least equal to 100% of the market value of the loaned BTC, and the Company is granted a first priority lien on such collateral. As of August 27, 2021, the Company loaned 300 BTC to NYDIG.

As previously disclosed in the Company’s monthly production updates, there have been multiple instances of the power generating station in Hardin, MT operating below peak capacity and thus limiting the Company’s ability to mine bitcoin during 2021. To mitigate these issues in the future, system upgrades will be performed on the power generating station beginning in November 2021 and continuing into 2022. Each phase of this maintenance will require the plant, and therefore the Company’s mining operations in Hardin, MT, to be offline for approximately three to five days. The upgrades are intended to improve the power generating station’s efficacy and efficiency, increase safety, mitigate the potential for unexpected downtime in the future, and ultimately improve the Company’s ability to effectively mine bitcoin. The Company believes that the impact of these upgrades on its mining operations will minimize future downtime and thus counterbalance any maintenance downtime experienced as a result of these repairs.

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

At September 30, 2021, we carried $282.7 million of digital assets on our balance sheet, which include cumulative impairments of $18.5 million, consisting of the approximately 7,035 bitcoins, and held $32.9 million in cash and cash equivalents, compared to $2.3 million of digital assets and $141.3 million in cash and cash equivalents at December 31, 2020, reflecting the shift in our liquid assets. As of November 15, 2021, we held approximately 7,562 bitcoins, of which, 4,812.66 bitcoins were acquired at an aggregate purchase price of $150 million at an average purchase price of approximately $31,168 per bitcoin, inclusive of fees and expenses. These purchased bitcoins are held in an investment fund of one where the Company is the sole limited partner. We expect to purchase additional bitcoin held by NYDIG Digital Assets Fund III, LP, the investment fund in future periods, though we may also sell bitcoin in future periods as needed to generate Cash Assets for treasury management purposes.

Non-GAAP Financial Measures

We are providing supplemental financial measures for (i) non-GAAP income from operations that excludes the impact of depreciation and amortization of fixed assets, impairment losses on mined cryptocurrency, server maintenance contract amortization and stock compensation expense and (ii) non-GAAP net income and non-GAAP diluted earnings per share that exclude the impact of depreciation and amortization of fixed assets, impairment losses on mined cryptocurrency, change in fair value of warrant liability, server maintenance contract amortization and stock compensation expense, net of withholding taxes. These supplemental financial measures are not measurements of financial performance under generally accepted accounting principles in the United States (“GAAP”) and, as a result, these supplemental financial measures may not be comparable to similarly titled measures of other companies. Management uses these non-GAAP financial measures internally to help understand, manage, and evaluate our business performance and to help make operating decisions.

We believe that these non-GAAP financial measures are also useful to investors and analysts in comparing our performance across reporting periods on a consistent basis. The first supplemental financial measure excludes non-cash operational expenses that we believe are not reflective of our general business performance such as (i) depreciation and amortization of fixed assets, (ii) significant impairment losses on mined cryptocurrency, (iii) server maintenance contract amortization and (iv) stock compensation expense, net of withholding taxes that could vary significantly in comparison to other companies.

The second set of supplemental financial measures excludes the impact of (i) depreciation and amortization of fixed assets, (ii) significant impairment losses on mined cryptocurrency, (iii) change in fair value of warrant liability (iv) server maintenance contract amortization and (v) stock compensation expense, net of withholding taxes. We believe the use of these non-GAAP financial measures can also facilitate comparison of our operating results to those of our competitors.

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

The following is a reconciliation of our non-GAAP income from operations, which excludes the impact of (i) depreciation and amortization of fixed assets (ii) impairment losses on mined cryptocurrency (iii) server maintenance contract amortization and (iv) stock compensation expense, net of withholding taxes, to its most directly comparable GAAP measures for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Reconciliation of non-GAAP income from operations:
Operating loss	$(64,283,755)	$(1,994,197)	$(106,717,049)	$(4,877,232)
Depreciation and Amortization of Fixed Assets	4,340,198	805,483	8,015,801	1,851,341
Impairment of mined cryptocurrency	6,731,890	-	18,472,750	-
Server maintenance contract amortization	949,280	-	2,071,280	-
Stock Compensation Expense, net of withholding taxes	95,739,710	360,211	147,647,288	1,032,199
Non-GAAP income (loss) from operations	$43,477,323	$(828,503)	$69,490,070	$(1,993,692)

The following are reconciliations of our non-GAAP net income and non-GAAP diluted earnings per share, in each case excluding the impact of (i) depreciation and amortization of fixed assets (ii) impairment losses on mined cryptocurrency (iii) change in fair value of warrant liability (iv) server maintenance contract amortization and (v) stock compensation expense, net of withholding taxes, to its most directly comparable GAAP measures for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Reconciliation of non-GAAP net income:
Net loss	$(22,172,567)	$(1,994,417)	$(47,700,445)	$(5,213,544)

Non-cash adjustments to Net Income (loss)
Depreciation and Amortization of Fixed Assets	4,340,198	805,483	8,015,801	1,851,341
Impairment of mined cryptocurrency	6,731,890	-	18,472,750	-
Change in fair value of warrant liability	(168,666)	21,875	227,225	18,651
Server maintenance contract amortization	949,280	-	2,071,280	-
Stock Compensation Expense, net of withholding taxes	95,739,710	360,211	147,647,288	1,032,199

Total Non-cash adjustments to Net Income (Loss)	$107,592,412	$1,187,569	$176,434,344	$2,902,191

Non-GAAP net (loss) income	$85,419,845	$(806,848)	$128,733,899	$(2,311,353)

Reconciliation of non-GAAP diluted earnings (loss) per share:
Diluted (loss) earnings per share	$(0.22)	$(0.06)	$(0.49)	$(0.28)
Depreciation and Amortization of Fixed Assets (per diluted share)	0.04	0.03	0.08	0.10
Impairment of mined cryptocurrency (per diluted share)	0.07	-	0.19	-
Change in fair value of warrant liability (per diluted share)	-	-	-	-
Server maintenance contract amortization (per diluted share)	0.01	-	0.02	-
Stock Compensation Expense, net of withholding taxes (per diluted share)	0.95	0.01	1.50	0.05

Non-GAAP diluted earnings (loss) per share	$0.85	$(0.02)	$1.30	$(0.13)

Recent Issued Accounting Standards

See Note 2 to our consolidated financial statements for a discussion of recent accounting standards and pronouncements.

Results of Operations

For the Three and Nine Months Ended September 30, 2021 and 2020

We generated revenues of $51.7 million and $90.2 million during the three and nine months ended September 30, 2021 as compared to $835,184 and $1.7 million during the three and nine months ended September 30, 2020. For the three and nine months ended September 30, 2021, this represented an increase of $50.9 million or 6,091% and $88.5 million or 5,162% over the same period in 2020. Revenue for the three and nine months ended September 30, 2021 and 2020 were derived primarily from cryptocurrency mining. The increase in revenue is due to the deployment of approximately 22,652  miners, increasing the Company’s hash rate by 1,381% for the nine month period ending September 30, 2021.

Direct cost of revenues during the three and nine months ended September 30, 2021 amounted to $10.3 million and $19.7 million and for the three and nine months ended September 30, 2020, the direct cost of revenues amounted to $1.6 million and $3.5 million. For the three and nine months ended September 30, 2021, this represented an increase of $8.6 million or 527% and $16.1 million or 457% over the same period in 2020. Direct costs of revenue include depreciation and amortization expenses of the cryptocurrency mining machines and patents, contingent payments to patent enforcement legal costs, patent enforcement advisors and inventors as well as various non-contingent costs associated with enforcing the Company’s patent rights and otherwise in developing and entering into settlement and licensing agreements that generate the Company’s revenue.

We incurred other operating expenses of $105.7 million and $177.2 million for the three and nine months ended September 30, 2021 and $1.2 million and $3.1 million for the three and nine months ended September 30, 2020. For the three and nine months ended September 30, 2021, this represented an increase of $104.5 million or 8,760% and $174.2 million or 5,690% over 2020. These expenses primarily consisted of stock-based compensation, compensation to our officers, directors and employees, impairment of cryptocurrencies, professional fees and consulting incurred in connection with the day-to-day operation of our business.

The operating expenses consisted of the following:

	Total Other Operating Expenses		Total Other Operating Expenses
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Compensation and related taxes (1)	$97,181,544	$614,604	$153,670,098	$1,908,741
Consulting fees (2)	159,300	259,563	378,260	325,688
Professional fees (3)	857,921	206,368	3,331,728	515,562
Other general and administrative (4)	797,574	112,800	1,383,110	311,303
Impairment of cryptocurrencies (5)	6,731,890	-	18,472,750	-
Total	$105,728,229	$1,193,335	$177,235,946	$3,061,294

	Non-Cash Other Operating Expenses		Non-Cash Other Operating Expenses
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Compensation and related taxes (1)	$95,739,710	$360,211	$147,647,288	$1,032,199
Impairment of cryptocurrencies (5)	6,731,890	-	18,472,750	-
Total	$102,471,600	$360,211	$166,120,038	$1,032,199

(1) Compensation expense and related taxes: Compensation expense includes cash compensation and related payroll taxes and benefits, and non-cash equity compensation expenses. For the three and nine months ended September 30, 2021, compensation expense and related payroll taxes were $97.2 million and $153.7 million, an increase of $96.6 million or 15,712% and $151.8 million or 7,951% over the comparable periods in 2020. During the three and nine months ended September 30, 2021, we recognized non-cash employee and board equity-based compensation of $95.7 million and $147.6 million, respectively, and $360,211 and $1,032,199 for the three and nine months ended September 30, 2020, respectively.

(2) Consulting fees: For the three and nine months ended September 30, 2021, we incurred consulting fees of $159,300 and $378,260, a decrease of $100,263 or 39% and an increase of $52,572 or 16% over the comparable periods in 2020. Consulting fees include both cash and non-cash related consulting fees primarily for investor relations and public relations services as well as other consulting services.

(3) Professional fees: For the three and nine months ended September 30, 2021 professional fees were $857,921 and $3.3 million, an increase of $651,553 or 316% and $2.8 million or 546% over the comparable periods in 2020. Professional fees primarily reflect the costs of professional outside accounting fees, legal fees and audit fees.

(4) Other general and administrative expenses: For the three and nine months ended September 30, 2021, other general and administrative expenses were $797,574 and $1.4 million, an increase of $684,774 or 607% and $1.1 million or 344% over the comparable periods in 2020. General and administrative expenses reflect the other non-categorized operating costs of the Company and include expenses related to being a public company, rent, insurance, technology and other expenses incurred to support the operations of the Company.

(5) Impairment of cryptocurrencies: For the three and nine months ended September 30, 2021, impairment of cryptocurrencies were $6.7 million and $18.5 million, an increase of $6.7 million or 100% and $18.5 million or 100% over the comparable periods in 2020. Impairment of cryptocurrencies reflect the impairment of the bitcoin earned by the Company subject to FASB ASC 350 Intangibles – Goodwill and Other.

Loss from Operations

We reported a loss from operations of $64.3 million and $106.7 million for the three and nine months ended September 30, 2021, respectively. We reported an operating loss of $2.0 million and $4.9 million for the three and nine months ended September 30, 2020, respectively.

Other (Expenses) Income

Total other income was $42.1 million and $59.0 million for the three and nine months ended September 30, 2021 and total other expenses were $220 and $336,312 for the three and nine months ended September 30, 2020, respectively. The increase in other income is due to the change in fair value of the investment fund that holds the purchased 4,812.66 bitcoin subject to mark-to-market valuation. Each Fund qualifies and operates as an investment company for accounting purposes pursuant to the accounting and reporting guidance under ASC 946, Financial Services – Investment Companies, which requires fair value measurement of the Fund’s investments in digital assets. The bitcoin held in the investment fund was purchased for approximately $31,168 per bitcoin. As of September 30, 2021, the fair market value of bitcoin was approximately $43,529 per bitcoin.

Net Loss Available to Common Shareholders

We reported a net loss of $22.2 million and $47.7 million for the three and nine months ended September 30, 2021 and a net loss of $2.0 million and $5.2 million for the three and nine months ended September 30, 2020.

Liquidity and Capital Resources

The Company’s condensed consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit of approximately $163.8 million at September 30, 2021, net loss of approximately $47.7 million and $43.9 million net cash used by operating activities for the nine months ended September 30, 2021.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At September 30, 2021, the Company’s cash and cash equivalents balances totaled $32.9 million compared to $141.3 million at December 31, 2020. During the nine month period ending September 30, 2021 and September 30, 2020, the Company mined approximately 2,099 and 181 bitcoin, respectively. An increase of 1,918 bitcoin or 1,060%. The average price of a bitcoin during the first nine months of 2020 was $9,220. The average price of a bitcoin during the first nine months of 2021 was $44,555, an increase of $35,335 or 383%.

At September 30, 2021, we carried $282.7 million of digital assets on our balance sheet, which include cumulative impairments of $18.5 million, consisting of the approximately 7,035 bitcoins, and held $32.9 million in cash and cash equivalents, compared to $2.3 million of digital assets and $141.3 million in cash and cash equivalents at December 31, 2020, reflecting the shift in our liquid assets. As of November 15, 2021, we held approximately 7,562 bitcoins, of which, 4,812.66 bitcoins were acquired at an aggregate purchase price of $150 million at an average purchase price of approximately $31,168 per bitcoin, inclusive of fees and expenses. These purchased bitcoins are held in an investment fund of one where the Company is the sole limited partner. We expect to purchase additional bitcoin held by NYDIG Digital Assets Fund III, LP, the investment fund in future periods, though we may also sell bitcoin in future periods as needed to generate Cash Assets for treasury management purposes.

Net working capital increased by $265.6 million, to working capital of $550.6 million at September 30, 2021 from working capital of $285.0 million at December 31, 2020.

Cash used in operating activities was $43.9 million during the nine months ended September 30, 2021 compared to cash used in operating activities of $3.4 million during the nine months ended September 30, 2020.

Cash used in investing activities was $372.2 million during the nine months ended September 30, 2021 compared to cash used in investing activities of $15.1 million for the nine months ended September 30, 2020.

Cash provided by financing activities was $307.7 million during the nine months ended September 30, 2021 compared to cash provided by financing activities of $35.1 million for the nine months ended September 30, 2020.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures .

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework in the 2013 COSO framework. Based on this assessment, management concluded that our disclosure controls and procedures were effective.

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

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Ho Matter

On January 14, 2021, Plaintiff Michael Ho (“Plaintiff” or “Ho”) filed a Civil Complaint for Damages and Restitution (“Complaint”) against Marathon Patent Group, Inc., now known as Marathon Digital Holdings, Inc. (the “Company”) and 10 Doe Defendants in the Superior Court of the State of California for the County of Riverside. The Complaint alleges six causes of action against the Company, (1) Breach of Written Contract; (2) Breach of Implied Contract; (3) Quasi-Contract; (4) Services Rendered; (5) Intentional Interference with Prospective Economic Relations; and (6) Negligent Interference with Prospective Economic Relations. Claims 5 and 6 are pled against “all Defendants” and may involve later named defendants. The Complaint seeks damages, restitution, punitive damages, and costs of suit. The claims arise from the same set of facts. Ho alleges that the Company profited from commercially-sensitive information he shared with the Company, purportedly under a mutual non-disclosure agreement, and that the Company failed to compensate him for his role in securing the acquisition of a supplier of energy for the Company. On February 22, 2021, the Company responded to Mr. Ho’s Complaint with a general denial and the assertion of applicable affirmative defenses. Then, on February 25, 2021, the Company removed the action to the United States District Court in the Central District of California, where the action remains pending. The parties are currently engaged in discovery, including written discovery and depositions. The Company will move to have Plaintiff’s claims dismissed before trial. Trial is set to begin on March 3, 2022. Due to outstanding issues of fact and law, it is impossible to predict the outcome at this time; however, after consulting legal counsel the Company is confident that it will prevail in this litigation since it did not have a contract with Mr. Ho and he did not disclose any commercially-sensitive information under any mutual nondisclosure agreement that was used to structure any joint venture with energy providers .

Information Subpoena

On October 6, 2020, the Company entered into a series of agreements with multiple parties to design and build a data center for up to 100-megawatts in Hardin, MT. In conjunction therewith, the Company filed a Current Report on Form 8-K on October 13, 2020. The 8-K discloses that, pursuant to a Data Facility Services Agreement, the Company issued 6,000,000 shares of restricted Common Stock, in transactions exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. During the quarter ended September 30, 2021, the Company and certain of its executives received a subpoena to produce documents and communications concerning the Hardin, Montana data center facility described in our Form 8-K dated October 13, 2020. We understand that the SEC may be investigating whether or not there may have been any violations of the federal securities law. We are cooperating with the SEC.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

10.1	Compute North Agreements dated July 2021
10.2	Line of Credit with Silvergate Bank dated October 2021
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.ins	XBRL Instance Document**
101.sch	XBRL Taxonomy Schema Document**
101.cal	XBRL Taxonomy Calculation Document**
101.def	XBRL Taxonomy Linkbase Document**
101.lab	XBRL Taxonomy Label Linkbase Document**
101.pre	XBRL Taxonomy Presentation Linkbase Document**
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

* Furnished herewith

** Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 2021

MARATHON DIGITAL HOLDINGS, INC.

By:	/s/ Fred Thiel
Name:	Fred Thiel
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Simeon Salzman
Name:	Simeon Salzman
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

