Form 10-K
period 2021-12-31
MARATHON DIGITAL HOLDINGS, INC.
filed 2022-03-10
CIK 1507605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☒

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of the common stock, no par value, held by non-affiliates of the registrant, based on the closing sale price of registrant’s common stock as quoted on the Nasdaq Capital Market on June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $3.1 billion. Accordingly, the registrant qualifies under the SEC’s revised rules as a “large accelerated filer.”

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 103,052,069 shares of common stock are issued and outstanding as of March 9, 2022.

2

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

We were incorporated in the State of Nevada on February 23, 2010 under the name Verve Ventures, Inc. On December 7, 2011, we changed our name to American Strategic Minerals Corporation and were engaged in exploration and potential development of uranium and vanadium minerals business. In June 2012, we discontinued our minerals business and began to invest in real estate properties in Southern California. In October 2012, we commenced our IP licensing operations, at which time the Company’s name was changed to Marathon Patent Group, Inc. On November 1, 2017, we entered into a merger agreement with Global Bit Ventures, Inc. (“GBV”), which is focused on mining digital assets. We purchased cryptocurrency mining machines and established a data center in Canada to mine digital assets. We are expanding our activities in the mining of new digital assets, while at the same time harvesting the value of our remaining IP assets.

On June 28, 2018, our Board has determined that it is in the best interests of the Company and our shareholders to allow the Amended Merger Agreement with GBV to expire on its current termination date of June 28, 2018 without further negotiation or extension. The Board approved to issue 3,000,000 shares of our common stock to GBV as a termination fee for us cancelling the proposed merger between the two companies.

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

On July 28, 2020, the Company closed a public offering of 7,666,666 shares of common stock, including the exercise in full by the underwriter of the option to purchase an additional 999,999 shares of common stock, at a public offering price of $0.90 per share. The gross proceeds of this offering, before deducting underwriting discounts and commissions and other offering expenses payable by Marathon, were approximately $6.9 million.

On July 29, 2020, the Company announced the purchase of 700 next generation M31S+ ASIC Miners from MicroBT. in the miners arrived mid-August.

On August 13, 2020, the Company entered into a Long Term Purchase Contract with Bitmaintech PTE., LTD (“Bitmain”) for the purchase of 10,500 next generation Antminer S-19 Pro ASIC Miners. The purchase price per unit is $2,362 ($2,206 with a 6.62% discount) for a total gross purchase price of $24,801,000 (with a 6.62% discount for a discounted price of $23,159,174). The parties confirm that the total hashrate of the Antminers under this agreement shall not be less than 1,155,000 TH/s.

Subject to the timely payment of the purchase price, Bitmain delivered products according to the following schedule: 1,500 units on or before January 31, 2021; and 1,800 units on or before each of February 28, 2021; March 31, 2021; April 30, 2021, May 31, 2021 and June 30, 2021. As of December 31, 2021, the Company has paid the entire purchase price under this agreement and has received 10,500 units from Bitmain.

On October 23, 2020, the Company executed a contract with Bitmain to purchase an additional 10,000 next generation Antminer S-19 Pro ASIC Miners. The 2021 delivery schedule was for 2,500 units to be delivered in January, 4,500 units delivered in February and the final 3,000 units delivered in March 2021. The gross purchase price was $23,620,000.00 with 30% due upon the execution of the contract and the balance paid over the next 4 months. Subsequent to executing this agreement, due to the additional executed contracts, Bitmain applied a discount of 8.63% to the purchase price adjusting the amount due to $21,581,594.00. As of December 31, 2021, the Company has paid the entire purchase price under this agreement and has received 10,000 units from Bitmain.

On December 8, 2020, the Company executed a contract with Bitmain to purchase an additional 10,000 next generation Antminer S-19j Pro ASIC Miners, with 6,000 units delivered in August 2021, and the remaining 4,000 units delivered in September 2021. The gross purchase price is $23,770,000 with 10% of the purchase price due within 48 hours of execution of the contract, 30% due on January 14, 2021, 10% due on February 15, 2021, 30% due on June 15, 2021 and 20% due on July 15, 2021. Subsequent to executing this agreement, due to the additional executed contracts, Bitmain applied a discount of 8.63% to the purchase price adjusting the amount due to $21,718,649. As of December 31, 2021, the Company paid the entire purchase price under this agreement and has received 10,000 units from Bitmain.

On December 23, 2020, the Company executed a contract with Bitmain to purchase an additional 70,000 next generation Antminer S-19 ASIC Miners, with 7,000 units to be delivered by August 2021, 2,100 units to be delivered by September 2021, 6,500 units to be delivered by October 31, 2021, 14,700 units to be delivered by November 30, 2021, 24,500 units to be delivered by December 31, 2021 and 15,200 units to be delivered by January 31, 2022. The purchase price is $167,763,451. The purchase price for the miners shall be paid as follows: 20% within 48 hours of signing of contract; 30% on or before March 1, 2021; 4.75% on June 15, 2021; 1.76% on July 15, 2021; 4.58% on August 15, 2021; 10.19% on September 15, 2021; 17.63% on October 15, 2021 and 11.55% on November 15, 2021. As of December 31, 2021, the Company has paid the entire purchase price under this agreement and received over 40,000 units from Bitmain.

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

Sim Salzman, CFO, was granted a bonus payment of $40,000 in cash; and a bonus of 91,324 RSUs with immediate vesting. James Crawford, COO, was granted a bonus payment of $127,308 in cash and a stock bonus of 57,990 RSUs with immediate vesting. Furthermore, per his employment agreement, his base salary for the 2021 was increased by 3%.

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

Effective March 1, 2021, the Company changed its name to Marathon Digital Holdings, Inc.

On April 26, 2021, the Company appointed Fred Thiel as its new chief executive officer. Mr. Thiel has succeeded Merrick Okamoto, who has served as the Company’s chief executive officer since 2018, and who served as executive chairman of the board of directors following the transition until his retirement at the end of 2021.

On March 25, 2021, Marathon Digital Holdings, Inc. (the “Company”) entered into a licensing agreement with DMG Blockchain Solutions, Inc. to license DMG’s proprietary Blockseer pool technology for use in its new Marathon OFAC Pool . Pursuant to the terms and conditions of the Agreement, the Company will be granted an exclusive and irrevocable license to use the technology in the U.S., and DMG will receive: $500,000 in restricted common stock of the Company (stock to be issued in a transaction exempt from registration under Section 4(a)(2) under the Securities Act of 1933, as amended); a monthly license fee with a sliding scale based on the MARAPool’s block rewards and transaction fees received by the pool; and technical support services to be provided on an as-needed basis with payment in US dollars. As of December 31, 2021, DMG has received shares equivalent to $500,000 in restricted common stock of the Company.

On May 20, 2021, the Company appointed Georges Antoun and Jay Leupp to its board of directors, effective immediately, as Peter Benz transitions to become the company’s vice president of corporate development and Michael Berg stepped down from his position of director to pursue other projects. As a result, Marathon’s board of directors now consists of five directors, including three independent directors and two inside directors.

On May 21, 2021, Marathon Digital Holdings, Inc. (the “Company”) entered into a binding letter of intent with Compute North, LLC to host 73,000 Bitcoin Miners over a staged in implementation between October 2021 and March 2022. The hosting cost is $0.50 per machine per month and the hosting rate will be $0.044 per kWh. In order to build out the infrastructure without paying for the capital expenditure, the Company will provide an 18 month bridge loan to Compute North of up to $67 million dollars, in tranches, based upon specified requirements being met. The terms of the contract are limited to three years with increases thereafter capped at three percent per year thereafter. The Company has also agreed to pay up to $14 million in expedite fees for construction/electrical and supply chain expediting activities. As of December 31, 2021, the Company paid $8 million of the $14 million in expedite fees recorded as a deposit on the balance sheet . On September 3, 2021, the Company entered into a master agreement with Compute North, LLC whereas the Company will pay an initial deposit of $14.6 million in aggregate over five instalments. As of December 31, 2021, the Company paid the full $14.6 million initial deposit recorded as a deposit on the balance sheet.

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

On August 9, 2021, the Company appointed Sarita James and Said Ouissal to its board of directors, effective immediately as independent directors.

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

On November 9, 2021, the Company received a waiver letter from Silvergate Bank whereas Silvergate Bank has waived its default rights with respect to noncompliance of Section VII. Negative Covenants 7.3 Indebtedness and Section VI. Affirmative Covenants 6.5. Financial Covenants. Silvergate Bank accepts and acknowledges convertible notes in the aggregate principal amount up to $650,000,000, plus an option to purchase an additional $97,500,000 principal amount of Convertible Notes shall not constitute “Indebtedness” for purpose of Section 7.3 of the Revolving Credit and Security Agreement. Further the maximum debt-to-equity ratio in Section 6.5 shall be revised to be 1.50:1.00.

During the quarter ended September 30, 2021, the Company and certain of its executives received a subpoena from the SEC to produce documents and communications concerning the Hardin, Montana data center facility described in our Form 8-K dated October 13, 2020. On October 6, 2020, the Company entered into a series of agreements with multiple parties to design and build a data center for up to 100-megawatts in Hardin, MT. In conjunction therewith, the Company filed a Current Report on Form 8-K on October 13, 2020. The 8-K discloses that, pursuant to a Data Facility Services Agreement, the Company issued 6,000,000 shares of restricted Common Stock, in transactions exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. We understand that the SEC may be investigating whether or not there may have been any violations of the federal securities law. We are cooperating with the SEC.

On November 18, 2021, Marathon Digital Holdings, Inc. (the “Company”) issued $650,000,000 principal amount of its 1.00% Convertible Senior Notes due 2026 (the “Notes”). The Notes were issued pursuant to, and are governed by, an indenture (the “Indenture”), dated as of November 18, 2021, between the Company and U.S. Bank National Association, as trustee (the “Trustee”). Pursuant to the purchase agreement between the Company and the initial purchasers of the Notes, the Company also granted the initial purchasers an option, for settlement within a period of 13 days from, and including, November 18, 2021 to purchase up to an additional $97,500,000 principal amount of Notes. As noted below, this option was exercised and an additional $97,500,000 principal amount of Notes was issued on November 23, 2021.

The Notes will be the Company’s senior, unsecured obligations and will be (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries.

The Notes will accrue interest at a rate of 1.00% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on June 1, 2022. The Notes will mature on December 1, 2026, unless earlier repurchased, redeemed or converted. Before the close of business on the business day immediately before June 1, 2026, noteholders will have the right to convert their Notes only upon the occurrence of certain events. From and after June 1, 2026, noteholders may convert their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. The initial conversion rate is 13.1277 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $76.17 per share of common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

The Notes will be redeemable, in whole or in part (subject to certain limitations described below), at the Company’s option at any time, and from time to time, on or after December 6, 2024 and on or before the 21st scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (2) the trading day immediately before the date the Company sends such notice. However, the Company may not redeem less than all of the outstanding Notes unless at least $100.0 million aggregate principal amount of Notes are outstanding and not called for redemption as of the time the Company sends the related redemption notice. In addition, calling any Note for redemption will constitute a Make-Whole Fundamental Change with respect to that Note, in which case the conversion rate applicable to the conversion of that Note will be increased in certain circumstances if it is converted during the related redemption conversion period.

If certain corporate events that constitute a “Fundamental Change” (as defined in the Indenture) occur, then, subject to a limited exception for certain cash mergers, noteholders may require the Company to repurchase their Notes at a cash repurchase price equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. The definition of Fundamental Change includes certain business combination transactions involving the Company and certain de-listing events with respect to the Company’s common stock.

The Notes will have customary provisions relating to the occurrence of “Events of Default” (as defined in the Indenture), which include the following: (i) certain payment defaults on the Notes (which, in the case of a default in the payment of interest on the Notes, will be subject to a 30-day cure period); (ii) the Company’s failure to send certain notices under the Indenture within specified periods of time; (iii) the Company’s failure to comply with certain covenants in the Indenture relating to the Company’s ability to consolidate with or merge with or into, or sell, lease or otherwise transfer, in one transaction or a series of transactions, all or substantially all of the assets of the Company and its subsidiaries, taken as a whole, to another person; (iv) a default by the Company in its other obligations or agreements under the Indenture or the Notes if such default is not cured or waived within 60 days after notice is given in accordance with the Indenture; (v) certain defaults by the Company or any of its subsidiaries with respect to indebtedness for borrowed money of at least $50,000,000; and (vi) certain events of bankruptcy, insolvency and reorganization involving the Company or any of its significant subsidiaries.

If an Event of Default involving bankruptcy, insolvency or reorganization events with respect to the Company (and not solely with respect to a significant subsidiary of the Company) occurs, then the principal amount of, and all accrued and unpaid interest on, all of the Notes then outstanding will immediately become due and payable without any further action or notice by any person. If any other Event of Default occurs and is continuing, then, the Trustee, by notice to the Company, or noteholders of at least 25% of the aggregate principal amount of Notes then outstanding, by notice to the Company and the Trustee, may declare the principal amount of, and all accrued and unpaid interest on, all of the Notes then outstanding to become due and payable immediately. However, notwithstanding the foregoing, the Company may elect, at its option, that the sole remedy for an Event of Default relating to certain failures by the Company to comply with certain reporting covenants in the Indenture consists exclusively of the right of the noteholders to receive special interest on the Notes for up to 270 days at a specified rate per annum not exceeding 0.50% on the principal amount of the Notes.

On November 23, 2021, Marathon Digital Holdings, Inc. (the “Company”) issued $97,500,000 aggregate principal amount of the Company’s 1.00% Convertible Senior Notes due 2026 (the “Option Notes”) to Jefferies LLC, as representative of the several initial purchasers (collectively, the “Initial Purchasers”) in connection with the exercise of the Initial Purchasers’ option to purchase additional notes. The Option Notes, together with the $650,0000,000 aggregate principal amount of the Company’s 1.00% Convertible Senior Notes due 2026 that were previously issued, were issued in connection with a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, and were issued pursuant to the Indenture dated as of November 18, 2021 by and between the Company and U.S. Bank National Association, as trustee.

Effective November 30, 2021, Marathon Digital Holdings, Inc. (the “Company”) entered into an amended five year hosting agreement with Compute North, LLC (“Compute North”) to host 73,000 S19 miners to be deployed during the first two quarters of 2022 at a hosting fee of $0.044 per kilowatt hour with substantially the same terms as the Company’s prior hosting agreements with Compute North. On that same date, the Company also entered into a joint venture with Compute North to form Marathon Compute North 1 LLC (the “LLC”) of which the equity is owned 82% by Marathon and 18% by Compute North, the business purpose of which is to jointly host bitcoin miners. The LLC entered into a hosting agreement with Compute North to host an additional 30,000 S19 miners along substantially similar terms to the hosting agreement between the Company and Compute North also at $0.044 per kilowatt hour.

On December 15, 2021, Marathon Digital Holdings, Inc. (the “Company”) entered into a Severance and Release Agreement (“Agreement”) with Merrick Okamoto, its Executive Chairman (“Okamoto”). Pursuant to the Agreement, Okamoto is retiring effective December 31, 2021. He is providing a standard release to the Company in exchange for payment of 83,333 restricted stock units of the Company, which shall vest immediately upon grant. The shares underlying the RSUs are being issued pursuant to the Company’s registration statement on Form S-8 (file no. 333-258928), filed with the SEC on August 19, 2021. Additionally on December 31, 2021, the Company shall pay Okamoto the following: (i) accrued wages of $30,942.92, his annual 2021 bonus in the amount of $371,315 and any remaining approved and unpaid Company expenses incurred by him, if any. He is also entitled to medical insurance reimbursement as currently maintained through December 31, 2022, and thereafter is entitled to COBRA at his own expense, to the extent available by law.

On December 17, 2021, a putative class action complaint was filed in the United States District Court for the District Court of Nevada, against the company and present and former senior management. The Complaint alleges securities fraud related to the disclosures of an SEC investigation previously made by the Company on November 15, 2021. Plaintiff Tad Schaltre served the Complaint on the Company on March 1, 2022.

On December 21, 2021, Marathon Digital Holdings, Inc. (the “Company”) executed a contract with Bitmain to purchase an additional 78,000 next generation Antminer S-19 XP Miners, with 13,000 units being delivered in each of July 2022, August 2022, September 2022, October 2022, November 2022 and December 2022. The purchase price is $879,060,000. The purchase price for the miners shall be paid as follows: 35% of the total amount within two days of execution of the purchase contract, 35% of each single shipment price at least six months prior to each such shipment, and the remaining 30% of each single shipment price at least one month prior to each such shipment.

Effective December 27, 2021, Marathon Digital Holdings, Inc. (the “Company”) appointed Ashu Swami as its Chief Technology Officer and entered into an Executive Employment Agreement (“Agreement”) with Mr. Swami.

Mr. Swami joins Marathon Digital Holdings from Core Scientific where he served as the CPO since Feb 2021, leading the company’s foray into DeFi and heading the mining hardware and software optimization tech. Prior to that, from Jan 2019 to Feb 2021, he was the CTO of Apifiny, a hybrid CEX and DEX crypto exchange. Previously, from Jan 2016 to Dec 2018, Mr. Swami headed a SPV of Quadeye Securities which pioneered and traded Mining Swaps, operated cloud mining data centers, and served as the Chief Advisor to Fortune 50 companies including Intel Corp on Blockchain initiatives. From May 2013 to Dec 2015, he founded LocalPad, a p2p marketplace and payments plugin that provided ebay-in-a-box like functionality to large blogs to monetize their user base. Prior to that, from May 2007 to Apr 2013, Mr. Swami was a Portfolio Manager and led the high frequency market-making business at Morgan Stanley Program Trading to become a top 5 market maker in US ETFs. Previously, since May 2002, Mr. Swami spent over 4 years as a Sr Component Designer and then Tech Lead in Intel’s Enterprise Platforms Group. Mr. Swami holds a BTech in CSE from IIT Bombay, and M.B.A. from Duke University.

Pursuant to the terms of the Agreement, Mr. Swami is employed as CTO for a one year term which shall automatically renew unless either he or the Company notifies the other at least 90 days before the end of the initial or any renewal term of the intent to terminate the Agreement. Mr. Swami’s base salary is $275,000 per year with a cash bonus of up to $137,500 per year. Mr. Swami shall also be granted 80,000 restricted stock units, of which 20,000 shall vest on the one year anniversary of the effective date of the Agreement, and then 5000 RSUs shall vest on each subsequent three month anniversary with the last 5000 RSUs vesting on the four year anniversary of the effective date of the Agreement. Upon certain not for cause termination events under the Agreement, Mr. Swami would be entitled to vesting of all unvested RSUs and a severance payment of six months of salary in addition to all accrued and unpaid salary and vacation and the like. The Agreement contains other commercially standard terms for events of termination and the like.

On December 21, 2021, the Company executed a contract with Bitmain to purchase an additional 78,000 next generation Antminer S-19 XP Miners, with 13,000 units being delivered in each of July 2022, August 2022, September 2022, October 2022, November 2022 and December 2022. The purchase price is $879,060,000. The purchase price for the miners shall be paid as follows: 35% of the total amount within two days of execution of the purchase contract, 35% of each single shipment price at least six months prior to each such shipment, and the remaining 30% of each single shipment price at least one month prior to each such shipment. As of December 31, 2021, the Company has paid $307,671,000 of the purchase price.

On February 11, 2022, we entered into an At The Market Offering Agreement, or sales agreement, with H.C. Wainwright & Co., LLC, or Wainwright, relating to shares of our common stock offered by this prospectus supplement. In accordance with the terms of the sales agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $750,000,000 from time to time through Wainwright acting as our sales agent.

On February 18, 2022, a shareholder derivative complaint was filed in the United States District Court for the District of Nevada, against current and former members of the Company’s board of directors and senior management. The complaint is based on allegations substantially similar to the allegations in the December 2021 putative securities class action complaint, related to the Company’s disclosure of an SEC investigation previously made by the Company on November 15, 2021. On March 4, 2022, the Complaint was served on the Company.

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

Our Strategy: Marathon Digital Holdings’ primary focus is to support the adoption, security, and evolution of Bitcoin by building one of the largest, most agile, and most sustainably operated Bitcoin mining operations in the world. Our strategy is to purchase hardware (“miners”) that are specially designed to solve complex cryptographic problems set forth by the Bitcoin protocol and to partner with third-party hosting providers to deploy this hardware, predominantly at renewable power sources, with the ultimate aim of adding blocks to the Bitcoin blockchain and earning bitcoin.

In the second quarter of 2021, we determined that the most effective strategy for expanding and improving the efficiency of our mining operations is to invest in mining hardware rather than the construction and maintenance of the infrastructure that supports Bitcoin mining, including but not limited to hosting centers and power facilities. As a result, we now employ an “asset light” business model, opting to outsource the deployment and hosting of our machines to third party hosting providers, including Compute North, who deploy our miners at locations with low costs of electricity and access to clean and/or renewable energy sources. We believe this strategy provides a superior return on assets, increases our optionality, and reduces risks to our business.

Along with our hosting partners, we focus on deploying our miners predominantly “behind the meter” at renewable power stations to reduce our costs, to optimize for sustainably generated power, to incentivize the construction of new renewable power stations in the United States, and to help improve the stability of power grids by operating as a flexible, base load customer.

Our Mining Operations: In 2020, we began rapidly expanding our Bitcoin mining operations by purchasing large numbers of state-of-the-art Bitcoin miners from Bitmain, one of the leading Bitcoin mining hardware manufacturers. By expanding our mining operations and increasing our “hash rate” (computing power) relative to the rest of the network, we can improve the probability of successfully adding a block to Bitcoin’s blockchain and therefore earning bitcoin.

●	Our Bitcoin Miners: In the second half of 2020, we began purchasing large quantities of new Bitcoin miners from Bitmain to expand and upgrade our Bitcoin mining operations. Our major orders to date are as follows:

○	August 2020: 10,500 Antminer S19 Pros (110 TH/s)
○	October 2020: 10,000 Antminer S19 Pros (110 TH/s)
○	December 2020: 10,000 Antminer S19j Pros (100 TH/s)
○	December 2020: 70,000 Antminer S19s (90-110 TH/s)
○	July 2021: 30,000 Antminer S19j Pros (110 TH/s)
○	December 2021: 78,000 Antminer S19 XPs (140 TH/s)

We have paid an average price of $6,054 per machine, or $52 per Terahash, for these miners, which we believe are among the most powerful and most efficient currently available. Shipment schedules by month are as follows:

As of January 2021, we had 2,060 miners deployed, generating approximately 0.2 Exahash per second (“EH/s”). Once deployments and upgrades are complete, we expect our total fleet to consist of approximately 199,000 state of the art Bitcoin miners, capable of producing 23.3 EH/s. Based on current construction and deployment schedules, we currently believe all machines may be deployed by early 2023.

●	Our Mining Facilities: We deploy miners in various locations across the United States, including South Dakota, Nebraska, Montana, and Texas. Our blended costs for electricity and hosting across our entire fleet is $0.0426 per kilowatt hour (“kWh”). Our objective is for our mining operations to be 100% carbon neutral and predominantly powered by renewable power sources (solar, wind, etc.) by the end of fiscal year 2022.

○	Hardin, MT Data Center: In October 2020, we entered into a series of agreements to construct a Bitcoin mining facility adjacent to a stranded power station in Hardin, MT. We house approximately 30,000 Bitcoin miners at this facility, half of which reside in air cooled containers, while the other half reside in an air cooled building. Our miners at this location derive all of their power from the previously dormant power station, which is owned by Beowulf Energy and can produce up to 100 megawatt (MW) of power. Both the power station and our mining facility reside on land owned by the Crow Nation. The construction of our mining facility in Hardin, MT was completed in December 2021.

○	Compute North Hosting Arrangements: Since 2017, we have been hosting Bitcoin miners with Compute North at their mining facilities in North Dakota and Nebraska. In May 2021, we announced that we had entered into a binding letter of intent with Compute North to host 73,000 of our Bitcoin miners at a new 300 MW data center in Texas. In December 2021, we announced that we were expanding our agreement to include up to 100,000 of our Bitcoin miners.

Our arrangements with Compute North provide us with reliable hosting, access to renewable power, and low costs of operations. We pay a fixed rate for electricity and hosting to Compute North, who develops and operates the facilities while managing the deployment of our miners. Through these arrangements, we are deploying miners at multiple locations in Texas and elsewhere, the majority of which are behind the meter at wind and solar farms operated by one of the largest renewable energy power providers in North America.

Construction of new facilities is currently underway and continuing throughout 2022. Once completed, we expect our mining operations to be 100% carbon neutral.

Our Bitcoin Holdings: While we may sell bitcoin in future periods as needed to generate cash for treasury management and other general corporate purposes, Marathon Digital Holdings views its bitcoin holdings as long-term holdings. We last sold bitcoin on October 21, 2020 and have since been accumulating and holding (“hodling”) all the bitcoin we produce. As of December 31, 2021, we held approximately 8,115 bitcoin, including the 4,794 bitcoin held in the investment fund. A total of 4,812.66 bitcoin was purchased and placed into an investment fund in January 2021 for an average price of $31,168 per bitcoin. During 2021, 18 bitcoin were liquidated as needed by the investment manager in order to pay the management fee and other operating expenses of the fund pursuant to the management agreement.

We believe that bitcoin is attractive because it can serve as a store of value and a hedge against inflation as it is supported by a robust and public open source architecture that is untethered to sovereign monetary policy. We also believe that bitcoin, due to its limited supply, has the potential to further appreciate in value as adoption increases.

Halving/Halvening Events: Bitcoin miners receive a reward in the form of bitcoin for each block they successfully process and add to Bitcoin’s blockchain. This reward, frequently referred to as a “block reward”, is the foundation of Bitcoin’s supply algorithm. It is the process by which new bitcoin enter the marketplace.

Bitcoin’s supply is finite, and the rate at which new bitcoin enter the marketplace is designed to decrease over time, reducing the rate of inflation. Every 210,000 blocks, the block reward is cut in half (i.e., decreased by 50%). This event is commonly referred to as a “halving” or “halvening.” On average, blocks are added to Bitcoin’s blockchain every 10 minutes. As a result, a halving/halvening event occurs approximately every four years.

(Source)

For the first four years of Bitcoin’s life, the block reward was 50 bitcoin per block. In 2012, the block reward decreased to 25 bitcoin per block. In 2016, the block reward was reduced to 12.5 bitcoin per block. The last halving occurred on May 12, 2020 when the block reward was cut to 6.25 bitcoin per block. The next halving is expected to occur in 2024, at which time, the block reward will be reduced to 3.125 bitcoin per block. Halving events will continue until all 21,000,000 bitcoin have been mined, which is expected to occur in approximately 2140.

While not guaranteed, historically, halving events have been correlated with increases Bitcoin’s price. (Source)

MaraPool: Marathon Digital Holdings operates its own bitcoin mining pool, MaraPool. The pool functions as a strategic differentiator for Marathon, as it provides us with improved insight into the performance of our mining operations, the potential to further optimize our performance, and the ability to vote on proposed upgrades and changes to the Bitcoin network.

Cybersecurity. To the Company’s knowledge there has been no security breach or incident, unauthorized access or disclosure, or other compromise of or relating to the Company or its subsidiaries information technology and computer systems, networks, hardware, software, data and databases, equipment or technology. The Company has not been notified of, and has no knowledge of any event or condition that could result in, any security breach or incident, unauthorized access or disclosure or other compromise to their IT Systems and Data, and the Company has implemented appropriate controls, policies, procedures, and technological safeguards to maintain and protect the integrity, continuous operation, redundancy and security of their IT Systems and Data reasonably consistent with industry standards and practices, or as required by applicable regulatory standards. The Company is presently in material compliance with all applicable laws or statutes and all judgments, orders, rules and regulations of any court or arbitrator or governmental or regulatory authority, internal policies and contractual obligations relating to the privacy and security of IT Systems and Data and to the protection of such IT Systems and Data from unauthorized use, access, misappropriation or modification.

Research & Development:

We have recently made several R&D forays.

Marathon’s Research Lab

Marathon operates a proof-of-work research initiative focused on accelerating the development and deployment of the best new mining practices. This initiative focuses on the proprietary testing and experimentation of proof-of-work related matters such as miners, firmware, immersion technologies, power supply units, miner software, and pools. The initiative is also focused on researching and publishing thought pieces related to the future of mining, impact on the electrical grid, impact on local economies, security, performance issues, as well as general education. Research is performed both within Marathon, as well as via partnerships with complimentary corporations, startups, non-profits, and universities. This initiative’s purview extends beyond just Bitcoin to include investigation and experimentation of all proof-of-work cryptocurrencies, as well as examining optimal participation with proof-of-stake cryptocurrencies at the infrastructure layer.

Marathon’s Incubator

Marathon operates an incubator/accelerator for the Bitcoin ecosystem. The purpose of the incubator is to support the development of new technologies and businesses that seek to expand and enrich Bitcoin as a decentralized global monetary, settlement, and digital information network. These technologies may include, but are not limited to, infrastructure building blocks, and “layer 2” protocols.

Human Capital: We believe our ongoing success depends on our employees. Development and investment in our people are central to who we are and will continue to be so. We take a comprehensive approach to sourcing, hiring, onboarding, integrating, developing, engaging and rewarding employees. As of December 31, 2021, our workforce consisted of nine full time employees.

Marathon Digital Holdings, Inc. is committed to the principles of equal employment. We are committed to complying with all federal, state, and local laws providing equal employment opportunities, and all other employment laws and regulations. It is our intent to maintain a work environment that is free of harassment, discrimination, or retaliation because of age (40 and older), race, color, national origin, ancestry, religion, sex, sexual orientation (including transgender status, gender identity or expression), pregnancy (including childbirth, lactation, and related medical conditions), physical or mental disability, genetic information (including testing and characteristics), veteran status, uniformed servicemember status, or any other status protected by federal, state, or local laws. The Company is dedicated to the fulfilment of this policy in regard to all aspects of employment, including but not limited to recruiting, hiring, placement, transfer, training, promotion, rates of pay, and other compensation, termination, and all other terms, conditions, and privileges of employment.

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

●	Overstock.com Inc.

●	Bitcoin Investment Trust

●	Blockchain Industries, Inc. (formerly Omni Global Technologies, Inc.)

●	Bitfarms Technologies Ltd. (formerly Blockchain Mining Ltd)

●	DMG Blockchain Solutions Inc.

●	Digihost International, Inc.

●	Hive Blockchain Technologies Inc.

●	Hut 8 Mining Corp.

●	HashChain Technology, Inc.

●	MGT Capital Investments, Inc.

●	DPW Holdings, Inc.

●	Layer1 Technologies, LLC

●	Northern Data AG

●	Riot Blockchain Core Scientific Terawulf Mining Genesis Mining

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

Employees

As of February 28, 2022, we had ten full-time employees. We believe our employee relations to be good.

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

We have commenced digital asset mining, the outputs of which are cryptocurrencies, which may be deemed a security in the future, although the SEC states that bitcoin, which is the only cryptocurrency we currently mine, is not a security (https://www.sec.gov/oiea/investor-alerts-and-bulletins/ib_fundstrading). In the event that the digital assets other than bitcoin held by us exceed 40% of our total assets, exclusive of cash, we inadvertently become an investment company. An inadvertent investment company can avoid being classified as an investment company if it can rely on one of the exclusions under the 1940 Act. One such exclusion, Rule 3a-2 under the 1940 Act, allows an inadvertent investment company a grace period of one year from the earlier of (a) the date on which an issuer owns securities and/or cash having a value exceeding 50% of the issuer’s total assets on either a consolidated or unconsolidated basis and (b) the date on which an issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of government securities and cash items) on an unconsolidated basis. We are putting in place policies that we expect will work to keep the investment securities held by us at less than 40% of our total assets, which may include acquiring assets with our cash, liquidating our investment securities or seeking a no-action letter from the SEC if we are unable to acquire sufficient assets or liquidate sufficient investment securities in a timely manner.

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

Classification as an investment company under the 1940 Act requires registration with the SEC. If an investment company fails to register, it would have to stop doing almost all business, and its contracts would become voidable. Registration is time consuming and restrictive and would require a restructuring of our operations, and we would be very constrained in the kind of business we could do as a registered investment company. Further, we would become subject to substantial regulation concerning management, operations, transactions with affiliated persons and portfolio composition, and would need to file reports under the 1940 Act regime. The cost of such compliance would result in the Company incurring substantial additional expenses, and the failure to register if required would have a materially adverse impact to conduct our operations. If we determine to mine cryptocurrencies, other than bitcoin in the future, we will establish and disclose the process and framework we use to determine if such digital assets are securities under Section 2(a)(1) of the Securities Act and will address any specific risks in our policy and framework in making such a determination. This description would also include any policy/framework limitations and state these are risk-based judgments by us and not a legal standard or determination binding on any regulator.

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

The history of digital asset exchanges has shown that exchanges and large holders of digital assets must adapt to technological change in order to secure and safeguard their digital assets. We rely on NYDig’s 100% cold storage custody solution held in a purpose-built physically-secure environment based on established, industry best practices to safeguard our digital assets from theft, loss, destruction or other issues relating to hackers and technological attack. We believe that it may become a more appealing target of security threats as the size of our bitcoin holdings grow. To the extent that either NYDig or we are unable to identify and mitigate or stop new security threats, our digital assets may be subject to theft, loss, destruction or other attack, which could adversely affect an investment in us.

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

We rely on NYDig’s 100% cold storage custody solution held in a purpose-built physically-secure environment based on established, industry best practices to safeguard our digital assets from theft, loss, destruction or other issues relating to hackers and technological attack. Nevertheless, NYDig’s security system may not be impenetrable and may not be free from defect or immune to acts of God, and any loss due to a security breach, software defect or act of God will be borne by the Company.

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

Digital assets are controllable only by the possessor of both the unique public key and private key relating to the local or online digital wallet in which the digital assets are held. We are required by the operation of digital asset networks to publish the public key relating to a digital wallet in use by us when it first verifies a spending transaction from that digital wallet and disseminates such information into the respective network. We safeguard and keep private the private keys relating to our digital assets by relying on NYDig’s 100% cold storage custody solution held in a purpose-built physically-secure environment based on established, industry best practices to safeguard our digital assets from theft, loss, destruction or other issues relating to hackers and technological attack; to the extent a private key is lost, destroyed or otherwise compromised and no backup of the private key is accessible, we will be unable to access the digital assets held by it and the private key will not be capable of being restored by the respective digital asset network. Any loss of private keys relating to digital wallets used to store our digital assets could adversely affect an investment in us.

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

Our bitcoin holdings could subject us to regulatory scrutiny

As noted above, several bitcoin investment vehicles have attempted to list their shares on a U.S. national securities exchange to permit them to function in the manner of an ETF with continuous share creation and redemption at NAV. To date the SEC has declined to approve any such listing, citing concerns over the surveillance of trading in markets for the underlying bitcoin as well as concerns about fraud and manipulation in bitcoin trading markets. Even though we do not function in the manner of an ETF and do not offer continuous share creation and redemption at NAV, it is possible that we nevertheless could face regulatory scrutiny from the SEC, as a company with securities traded on The Nasdaq Capital Market.

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

Negative perception, a lack of stability in the broader bitcoin markets and the closure or temporary shutdown of bitcoin trading venues due to fraud, business failure, hackers or malware, or government-mandated regulation may reduce confidence in bitcoin and result in greater volatility in the prices of bitcoin. To the extent investors view our common stock as linked to the value of our bitcoin holdings, these potential consequences of a bitcoin trading venue’s failure could have a material adverse effect on the market value of our common stock.

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

We are highly dependent on the continued services of our small team of executives.

We are dependent upon the efforts and services of our small executive team. While we have a preliminary plan for succession of certain key executive, the loss of any one of our key executives could have an adverse effect on our operations.

We have identified a material weakness in our internal control over financial reporting which, if not timely remediated, may adversely affect the accuracy and reliability of our future financial statements, and our reputation, business and the price of our common stock, as well as may lead to a loss of investor confidence in us.

As described under Item 9A. “Controls and Procedures” below, management has concluded that a material weakness in our internal control over financial reporting existed as of December 31, 2021. This material weakness is more fully described in Item 9A.  Accordingly, internal control over financial reporting and our disclosure controls and procedures were not effective as of such date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

We will take immediate action to remediate this material weakness. While we believe the steps described under Item 9A below will improve the effectiveness of our internal control over financial reporting and remediate the identified deficiencies, if our remediation efforts are insufficient to address the material weakness or we identify additional material weaknesses in our internal control over financial reporting in the future, our ability to analyze, record and report financial information accurately, to prepare our financial statements within the time periods specified by the rules and forms of the SEC and to otherwise comply with our reporting obligations under the federal securities laws and could be adversely affected. The occurrence of, or failure to remediate, this material weakness and any future material weaknesses in our internal control over financial reporting may adversely affect the accuracy and reliability of our financial statements and have other consequences that could materially and adversely affect our business, including an adverse impact on the market price of our common stock, potential actions or investigations by the SEC or other regulatory authorities, shareholder lawsuits, a loss of investor confidence and damage to our reputation.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2. PROPERTIES

We lease an executive office space on a month-to-month basis at 1180 North Town Center Drive, Suite 100, Las Vegas, Nevada 89144.

Subsequent to year end, on February 14, 2022, the Company leased office space with a sixty-three month term at 101 NE Third Avenue, Suite 1200, Fort Lauderdale, Florida for a total rent of $18,765 per month. We have also leased office space in Irvine CA at a total rent of $7,747 per month.

ITEM 3. LEGAL PROCEEDINGS

On January 14, 2021, Plaintiff Michael Ho (“Plaintiff” or “Ho”) filed a Civil Complaint for Damages and Restitution (“Complaint”) against Marathon Patent Group, Inc., now known as Marathon Digital Holdings, Inc. (the “Company”) in the Superior Court of the State of California for the County of Riverside. The Complaint alleges six causes of action against the Company, (1) Breach of Written Contract; (2) Breach of Implied Contract; (3) Quasi-Contract; (4) Services Rendered; (5) Intentional Interference with Prospective Economic Relations; and (6) Negligent Interference with Prospective Economic Relations.  The Complaint seeks damages, restitution, punitive damages, and costs of suit. The claims arise from the same set of facts. Ho alleges that the Company profited from commercially-sensitive information he shared with the Company, purportedly under a mutual non-disclosure agreement, and that the Company failed to compensate him for his role in securing the acquisition of a supplier of energy for the Company. On February 22, 2021, the Company responded to Mr. Ho’s Complaint with a general denial and the assertion of applicable affirmative defenses. Then, on February 25, 2021, the Company removed the action to the United States District Court in the Central District of California, where the action remains pending. Marathon filed a motion for summary judgment/adjudication of all causes of action.  On February 11, 2022, the Court granted the motion and dismissed Ho’s 2nd, 5th and 6th causes of action.  Discovery is closed.  The Court held a pre-trial conference on February 24, 2022, where it vacated the March 3, 2022 trial date and ordered the parties to meet and confer on a new trial date, which will likely be after June 2022, given the Court’s current backlog as a result of Covid.  The Court discussed the various theories of damages maintained by the parties.  In its ruling on the summary judgment motion and at the pre-trial conference on February 24, 2022, the Court noted that a jury is more likely to accept $150,000 as an appropriate damages amount if liability is found, as opposed to the various theories espoused by Ho that result in multi-million dollar recoveries.  Due to outstanding issues of fact and law, it is impossible to predict the outcome at this time; however, after consulting legal counsel, the Company is confident that it will prevail in this litigation, since it did not have a contract with Mr. Ho and he did not disclose any commercially-sensitive information under any mutual nondisclosure agreement that was used to structure any joint venture with energy providers. Trial is set to begin on May 26, 2022.

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

On December 17, 2021, a putative class action complaint was filed in the United States District Court for the District Court of Nevada, against the company and present and former senior management. The Complaint alleges securities fraud related to the disclosures of an SEC investigation previously made by the Company on November 15, 2021. Plaintiff Tad Schaltre served the Complaint on the Company on March 1, 2022.

On February 18, 2022, a shareholder derivative complaint was filed in the United States District Court for the District of Nevada, against current and former members of the Company’s board of directors and senior management. The complaint is based on allegations substantially similar to the allegations in the December 17, 2021 putative securities class action complaint, related to the Company’s disclosure of an SEC investigation previously made by the Company on November 15, 2021. On March 4, 2022, the Complaint was served on the Company.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently quoted on The NASDAQ Capital Market under the symbol “MARA”.

Holders

As of March 9, 2022, there were 249 holders of record of 103,052,069 shares of the Company’s Common Stock.

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

Recent issuances of unregistered securities

On September 30, 2019, the Company consummated the purchase of 6000 S-9 Bitmain 13.5 TH/s Bitcoin Antminers (“Miners”) from SelectGreen Blockchain Ltd., a British Columbia corporation, for which the purchase price was $4,086,250 or 2,335,000 shares of its common stock at a price of $1.75 per share. As a result of an exchange cap requirement imposed in conjunction with the Company’s Listing of Additional Shares application filed with Nasdaq to the transaction, the Company issued 1,276,442 shares of its common stock which represented $2,233,773 of the $4,086,250 (constituting 19.9% of the issued and outstanding shares on the date of the Asset Purchase Agreement) and upon the receipt of shareholder approval, at the Annual Shareholders Meeting to be held on November 15, 2019, the Company can issue the balance of the 1,058,558 unregistered common stock shares. The shareholders did approve the issuance of the additional shares at the Annual Shareholders Meeting. The Company has issued and additional 474,808 at $0.90 per share. On March 30, 2020, the Company has issued an additional 350,250 shares at $1.75 per share. The $513,700 set forth on the balance sheet for mining servers payable reflects the fair value of 583,750 shares to be issued at $0.88 per share to conclude the purchase of the Miners at December 31, 2020. The Company recorded change in fair value of mining payable of $66,547 and $507,862 during the year ended December 31, 2021 and 2019, respectively. As of December 31, 2021, there is no requirement for the Company to make a payment in cash in lieu of issuing the remaining shares. Subsequent to year end, on January 14, 2021, the Company sold its inventory of approximately 5,900 S9, 13.5 TH/s miners. As such, management determined that those crypto-currency machines were impaired by a total of $871,302 based upon an assessment as of December 31, 2021.

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

ITEM 6. RESERVED

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

Business of the Company

We were incorporated in the State of Nevada on February 23, 2010 under the name Verve Ventures, Inc. As of the date of this filing, our name has been changed to Marathon Digital Holdings, Inc. On December 7, 2011, we changed our name to American Strategic Minerals Corporation and were engaged in exploration and potential development of uranium and vanadium minerals business. In June 2012, we discontinued our minerals business and began to invest in real estate properties in Southern California. In October 2012, we discontinued our real estate business and we commenced our IP licensing operations, at which time the Company’s name was changed to Marathon Patent Group, Inc. On November 1, 2017, we entered into a merger agreement with Global Bit Ventures, Inc. (“GBV”), which is focused on mining digital assets. We have since purchased our cryptocurrency mining machines and established a data center in Canada to mine digital assets. Following the merger, we intended to add GBV’s existing technical capabilities and digital asset miners and expand our activities in the mining of new digital assets, while at the same time harvesting the value of our remaining IP assets. On June 28, 2018, the board has determined that it is in the best interests of the Company and its shareholders to allow the Amended Merger Agreement to expire on its current termination date of June 28, 2018 without further negotiation or extension. The Board approved to issue 750,000 shares of our common stock to GBV as a termination fee for cancelling the proposed merger between the two companies. The fair value of the common stocks was $2,850,000.

Recent Developments

See “Business – Recent Developments”

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

At December 31, 2021, we carried $123.2 million of digital assets on our balance sheet, consisting of the approximately 3,321 bitcoins, and held $268.5 million in cash and cash equivalents, compared to $2.3 million of digital assets and $141.3 million in cash and cash equivalents at December 31, 2020, reflecting the shift in our liquid assets. As of March 9, 2022, we held approximately 9,007 bitcoins, of which, 4,794 bitcoins were acquired at an aggregate purchase price of $150 million at an average purchase price of approximately $31,168 per bitcoin, inclusive of fees and expenses. We expect to purchase additional bitcoin in future periods, though we may also sell bitcoin in future periods as needed to generate Cash Assets for treasury management purposes.

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

The following is a reconciliation of our non-GAAP income from operations for the three months and year ending December 31, 2021, respectively, which excludes the impact of (i) depreciation and amortization of fixed assets (ii) impairment losses on mined cryptocurrency (iii) server maintenance contract amortization and (iv) stock compensation expense, net of withholding taxes, to its most directly comparable GAAP measures for the periods indicated:

	For the Three Months Ended			For the Year Ended
	December 31,			December 31,
	2021	2020	2019	2021	2020	2019

Reconciliation of non-GAAP income from operations:
Income (loss) from Operations	$21,632,772	$(4,953,470)	$(1,257,172)	$(85,087,730)	$(9,833,104)	$(4,239,111)
Depreciation and Amortization of Fixed Assets	6,888,201	1,212,871	529,015	14,904,002	3,064,212	994,481
Impairment of mined cryptocurrency	11,080,241	-	-	29,552,991	-	-
Server maintenance contract amortization	1,207,647	968,712	-	3,278,927	976,842	-
Stock Compensation Expense, net of withholding taxes	8,425,074	180,532	270,885	156,071,895	1,129,300	330,749
Non-GAAP income (loss) from operations	$49,233,935	$(2,591,355)	$(457,272)	$118,720,085	$(4,662,750)	$(2,913,881)

The following are reconciliations of our non-GAAP net income and non-GAAP diluted earnings per share for the three months and year ending December 31, 2021, respectively, in each case excluding the impact of (i) depreciation and amortization of fixed assets (ii) impairment losses on mined cryptocurrency (iii) change in fair value of warrant liability (iv) server maintenance contract amortization and (v) stock compensation expense, net of withholding taxes, to its most directly comparable GAAP measures for the periods indicated:

	For the Three Months Ended			For the Twelve Months Ended
	December 31,			December 31,
	2021	2020	2019	2021	2020	2019
Reconciliation of non-GAAP net income:
Net (loss) income	$11,525,939	$(5,234,227)	$(1,151,843)	$(36,174,506)	$(10,447,771)	$(3,699,060)

Non-cash adjustments to Net Income (loss)
Depreciation and Amortization of Fixed Assets	6,888,201	1,212,871	529,015	14,904,002	3,064,212	994,481
Impairment of mined cryptocurrency	11,080,241	-	-	29,552,991	-	-
Change in fair value of warrant liability	821,061	290,938	(33,987)	1,048,286	309,588	(26,234)
Server maintenance contract amortization	1,207,647	968,712	-	3,278,927	976,842	-
Stock Compensation Expense, net of withholding taxes	8,425,074	180,532	270,885	156,071,895	1,129,300	330,749

Total Non-cash adjustments to Net Income (Loss)	$28,422,224	$2,653,053	$765,913	$204,856,101	$5,479,942	$1,298,996

Non-GAAP net (loss) income	$39,948,163	$(2,581,174)	$(385,930)	$168,681,595	$(4,967,829)	$(2,400,064)

Reconciliation of non-GAAP diluted earnings (loss) per share:
Diluted (loss) earnings per share	$0.11	$(0.10)	$(0.17)	$(0.36)	$(0.13)	$(0.53)
Depreciation and Amortization of Fixed Assets (per diluted share)	0.06	0.02	0.08	0.15	0.04	0.15
Impairment of mined cryptocurrency (per diluted share)	0.10	-	-	0.30	-	-
Change in fair value of warrant liability (per diluted share)	0.01	0.01	(0.01)	0.01	-	-
Server maintenance contract amortization (per diluted share)	0.01	0.02	-	0.03	0.01	-
Stock Compensation Expense, net of withholding taxes (per diluted share)	0.07	-	0.04	1.57	0.01	0.05

Non-GAAP diluted earnings (loss) per share	$0.36	$(0.05)	$(0.06)	$1.70	$(0.07)	$(0.33)

Recent Issued Accounting Standards

See Note 2 to our consolidated financial statements for a discussion of recent accounting standards and pronouncements.

Results of Operations for the Years Ended December 31, 2021, December 31, 2020 and December 31, 2019

We generated revenues of $150.5 million during the year ended December 31, 2021 as compared to $4.4 million during the year ended December 31, 2020. For the year ended December 31, 2021, this represented an increase of $146.1 million or 3,353%. Revenue for the years ended December 31, 2021 and 2020 were derived primarily from cryptocurrency mining. During 2021, the Company placed into service over 30,000 bitcoin mining machines while increasing the Company’s hash rate by approximately 1800%. This increase resulted in the Company generating an average of 1.6 bitcoin per day in January 2021 to generating approximately 15.6 bitcoin per day in December 2021.

We generated revenues of $4.4 million during the year ended December 31, 2020 as compared to $1.2 million during the year ended December 31, 2019. For the year ended December 31, 2020, this represented an increase of $3.2 million or 268%. Revenue for the years ended December 31, 2020 and 2019 were derived primarily from cryptocurrency mining.

Direct cost of revenues during the year ended December 31, 2021 and 2020 amounted to approximately $33.7 million and $7.0 million, respectively. For the year ended December 31, 2021, this represented an increase of $26.7 million or 381%. Direct costs of revenue include cohosting fees, electricity, depreciation and amortization expenses of the cryptocurrency mining machines and patents, contingent payments to patent enforcement legal costs, patent enforcement advisors and inventors as well as various non-contingent costs associated with enforcing the Company’s patent rights and otherwise in developing and entering into settlement and licensing agreements that generate the Company’s revenue.

Direct cost of revenues during the year ended December 31, 2020 and 2019 amounted to approximately $7.0 million and $2.5 million, respectively. For the year ended December 31, 2020, this represented an increase of $4.5 million or 182%. Direct costs of revenue include cohosting fees, electricity, depreciation and amortization expenses of the cryptocurrency mining machines and patents, contingent payments to patent enforcement legal costs, patent enforcement advisors and inventors as well as various non-contingent costs associated with enforcing the Company’s patent rights and otherwise in developing and entering into settlement and licensing agreements that generate the Company’s revenue.

We incurred other operating expenses of $201.8 million for the year ended December 31, 2021 and $7.2 million for the year ended December 31, 2020. For the year ended December 31, 2021, this represented an increase of $194.6 million or 2,702%. These expenses primarily consisted of the impairment of mining equipment, compensation to our officers, directors and employees, professional fees and consulting incurred in connection with the day-to-day operation of our business.

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

The operating expenses consisted of the following:

	Total Other Operating Expenses
	For the Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019

Compensation and related taxes (1)	$164,285,755	$4,730,143	$1,475,450
Consulting fees (2)	531,677	302,561	130,813
Professional fees (3)	5,268,485	733,741	422,335
Other general and administrative (4)	2,216,489	551,672	465,783
Impairment of cryptocurrencies (5)	29,552,991	-	-
Impairment of equipment and leasehold improvements (6)	-	871,302	447,776
Total	$201,855,397	$7,189,419	$2,942,157

(1)	Compensation expense and related taxes: Compensation expense includes cash compensation and related payroll taxes and benefits, and non-cash equity compensation expenses. For the year ended December 31, 2021 and 2020, compensation expense and related payroll taxes were $164.3 million and $4.7 million, an increase of $159.6 million or 3,373%. During the years ended December 31, 2021 and 2020, we recognized non-cash employee and board equity-based compensation of $160.8 million and $1.2 million, respectively. For the year ended December 31, 2020 and 2019, compensation expense and related payroll taxes were $4.7 million and $1.5 million, an increase of $3.3 million or 221%. During the years ended December 31, 2020 and 2019, we recognized non-cash employee and board equity-based compensation of $1.2 million and $0.9 million, respectively.

(2)	Consulting fees: For the year ended December 31, 2021 and 2020, we incurred consulting fees of $0.5 million and $0.3 million, respectively, an increase of $0.2 million or 76%. For the year ended December 31, 2020 and 2019, we incurred consulting fees of $0.3 million and $0.1 million, respectively, an increase of $0.2 million or 131%. Consulting fees include consulting fees primarily for investor relations and public relations services as well as other consulting services. The increase in consulting fees for the year ended December 31, 2020 compared to the same period in the prior year was primarily due to the write-off of prepaid consulting fees from a prior period.

(3)	Professional fees: For the year ended December 31, 2021 and 2020, professional fees were $5.3 million and $0.7 million, respectively, an increase of $4.5 million or 618%. For the year ended December 31, 2020 and 2019, professional fees were $0.7 million and $0.4 million, respectively, an increase of $0.3 million or 74%. Professional fees primarily reflect the costs of professional outside accounting fees, legal fees and audit fees. The increase in professional fees was mainly the result of legal fees related to the Convertible Debt and ATM financing offerings.

(4)	Other general and administrative expenses: For the year ended December 31, 2021 and 2020, other general and administrative expenses were $2.2 million and $0.6 million, respectively, an increase of $1.7 million or 302%. For the year ended December 31, 2020 and 2019, other general and administrative expenses were $0.6 million and $0.5 million, respectively, an increase of $0.1 million or 18%. General and administrative expenses reflect the other non-categorized operating costs of the Company and include expenses related to being a public company, rent, insurance, technology and other expenses incurred to support the operations of the Company.
(5)

Impairment of cryptocurrencies: For the year ended December 31, 2021 and 2020, impairment of cryptocurrencies were $29.6 million and $0, an increase of $29.6 million or 100%. Impairment of cryptocurrencies reflect the impairment of the bitcoin earned by the Company subject to FASB ASC 350 Intangibles – Goodwill and Other.

(6)	Impairment of equipment and leasehold improvements: For the years ended December 31, 2020 and 2019, the Company recorded a loss on the impairment of equipment and leasehold improvements in the amounts of $0.9 million and $0.4 million.

Operating Loss

We reported operating loss from continuing operations of $85.1 million and $9.8 million for the years ended December 31, 2021 and 2020, respectively. We reported operating loss from continuing operations of $9.8 million and $4.2 million for the years ended December 31, 2020 and 2019, respectively.

Other Income (Expenses)

Total other income was $71.9 million for the year ended December 31, 2021 compared to total other expenses of $0.6 million for the year ended December 31, 2020. Total other expenses were $0.6 million for the year ended December 31, 2020 compared to total other income of $0.7 million for the year ended December 31, 2019. The changes are related to the unrealized gains associated with the purchase of 4,812.66 bitcoin held in an investment fund of one.

Net Loss Available to Common Shareholders

We reported net loss of $36.2 million, $10.4 million and $3.5 million for the year ended December 31, 2021, 2020 and 2019, respectively.

Liquidity and Capital Resources

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company had and accumulated deficit of approximately $152.2 million, $116.1 million and $105.6 million at December 31, 2021, December 31, 2020 and December 31, 2019, respectively, a net loss of approximately $36.2 million, $10.4 million and $3.5 million, respectively, and approximately $18.2 million, $7.8 million and $3.3 million net cash used in operating activities for the year ended December 31, 2021, December 31, 2020 and December 31, 2019, respectively.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At December 31, 2021, the Company’s cash and cash equivalents balances totaled $268.5 million compared to $141.3 million at December 31, 2020. The increase in liquidity is due to the issuance of $747.5 million in convertible notes during 2021.

Net working capital increased by $389.4 million, to working capital of $674.4 million at December 31, 2021 from working capital of $285.0 million at December 31, 2020.

Cash used in operating activities was $18.2 million, $7.8 million and $3.3 million during the year ended December 31, 2021, December 31, 2020 and December 31, 2019, respectively.

Cash used in investing activities was $891.9 million, $81.3 million and cash provided of $1.2 million for the year ended December 31, 2021, December 31, 2020 and December 31, 2019, respectively.

Cash provided by financing activities was $1.037 billion, $229.7 million and $0.2 million during the year ended December 31, 2021, December 31, 2020 and December 31, 2019, respectively.

During 2019, the Company issued 172,126 shares of common stock under the At The Market Offering for the total proceeds of $255,893, net of offering cost of $10,442.

During 2020, the Company issued 54,301,698 shares of common stock under the At The Market Offering for the total proceeds of $307,064,401, net of offering cost of $9,405,129.

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

Selected short-term and long-term contractual obligations and commitments.

December 31,2021
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Contractual obligations
Purchase agreements	$632,635,125	$-	$-	$-	$632,635,125
Long-term debt	7,475,000	22,425,000	754,975,000	-	784,875,000

Total (estimated)	$640,110,125	$22,425,000	$754,975,000	$-	$1,417,510,125

We believe that existing cash and cash equivalents held by us and cash and cash equivalents anticipated to be generated by us are sufficient to meet working capital requirements, anticipated capital expenditures, and contractual obligations for at least the next 12 months. As of December 31, 2021, we held approximately 8,115 bitcoin, including the 4,794 bitcoin held in the investment fund. A total of 4,812.66 bitcoin was purchased and placed into an investment fund in January 2021 for an average price of $31,168 per bitcoin. During 2021, 18 bitcoin were liquidated as needed by the investment manager in order to pay the management fee and other operating expenses of the fund pursuant to the management agreement.

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

Off-Balance Sheet Arrangements

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our market risk exposures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

We are exposed to the impact of market price changes in bitcoin.

Market Price Risk of Bitcoin. We have invested a significant portion of our cash in bitcoin and, as of December 31, 2021, we held approximately 8,115 bitcoins. The carrying value of our bitcoins as of December 31, 2021 was $42,667, which reflects cumulative impairments of $29.6 million, on our Consolidated Balance Sheet. As discussed in Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements, we account for our bitcoin as indefinite-lived intangible assets, which are subject to impairment losses if the fair value of our bitcoin decreases below their carrying value at any time since their acquisition. Impairment losses cannot be recovered for any subsequent increase in fair value. For example, the market price of one bitcoin in our principal market ranged from $46,178 - $67,634 during the three months ended December 31, 2021, but the carrying value of each bitcoin we held at the end of the reporting period reflects the lowest price of one bitcoin quoted on the active exchange at any time since its acquisition. Therefore, negative swings in the market price of bitcoin could have a material impact on our earnings and on the carrying value of our digital assets. Positive swings in the market price of bitcoin are not reflected in the carrying value of our digital assets and impact earnings only when the bitcoin is sold at a gain. For the year ended December 31, 2021, we incurred impairment losses of $29.6 million on our bitcoin. As of March 9, 2022, at 4:00 p.m. EST, the market price of one bitcoin in our principal market was $38,900.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MARATHON DIGITAL HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

To the Board of Directors and Stockholders of
Marathon Digital Holdings, Inc. & Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Marathon Digital Holdings, Inc. & Subsidiaries (the Company) as of December 31, 2020, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the period in the two years ended December 31, 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the consolidated results of its operations and its cash flows for the period in the two years ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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
Las Vegas, NV March 16, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Marathon Digital Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Marathon Digital Holdings, Inc. (the “Company”) as of December 31, 2021, the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated March 9, 2022, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of a material weakness.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition

As disclosed in Note 2 of the financial statements, the Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. The Company provides computing power in crypto asset transaction verification services to the blockchain network. The transaction consideration received by the Company, if any, is a non-cash consideration, which the Company measures at fair value on the date received.

The principal consideration for our determination that performing procedures related to revenue recognition is a critical audit matter is due to the complexities involved in auditing completeness and occurrence of the revenue recognized by the Company particularly in light of material weakness identified in the design and effectiveness of certain internal controls over the IT environment for certain financially relevant systems.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others, (i) performing site visitations of the Company’s facility where the mining hardware is located, which included an observation of the physical and environmental controls and mining equipment inventory, (ii) on a sample basis testing the hashing power contributed by the Company’s mining hardware, (iii) independently confirming certain financial and performance data directly with the blockchain network, (iv) performing certain substantive analytical procedures using hashing power data and electricity consumption data to determine the completeness and occurrence of digital assets rewarded to the Company as consideration for services rendered, and (v) confirming the digital asset balances directly with the custodian of the Company’s wallets.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Costa Mesa, CA

March 9, 2022

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	December 31,	December 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$268,522,019	$141,322,776
Digital currencies	102,805,980	2,271,656
Digital currencies, restricted	20,437,284	-
Other receivable	-	74,767,226
Deposit	34,458,347	65,647,592
Investment fund	223,778,545	-
Loan receivable	30,000,000	-
Prepaid expenses and other current assets	8,148,016	2,399,965
Total current assets	688,150,191	286,409,215

Other assets:
Property and equipment, net of accumulated depreciation and impairment charges of $21,311,461 and $6,480,359 for December 31, 2021 and 2020, respectively	276,242,794	17,224,321
Prepaid service contract	13,665,589	8,415,000
Right-of-use assets	-	200,301
Deposit, non-current	466,254,623	-
Investment in SAFE Agreements	3,000,000	-
Intangible assets, net of accumulated amortization of $280,497 and $207,598 for December 31, 2021 and 2020, respectively	931,226	1,002,402
Total other assets	760,094,232	26,842,024
TOTAL ASSETS	$1,448,244,423	$313,251,239

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$12,927,139	$999,742
Current portion of accrued bond interest	867,260	-
Current portion of lease liability	-	121,596
Warrant liability	-	322,437
Total current liabilities	13,794,399	1,443,775
Long-term liabilities
Convertible notes payable	728,405,922	-
SBA PPP loan payable	-	62,500
Deferred tax liabilities	23,020,721	-
Total long-term liabilities	751,426,643	62,500
Total liabilities	765,221,042	1,506,275

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, 0.0001 par value, 50,000,000 shares authorized, no shares issued and outstanding at December 31, 2021 and 2020, respectively	-	-
Common stock, 0.0001 par value; 200,000,000 shares authorized; 102,733,273 and 81,974,619 issued and outstanding at December 31, 2021 and 2020, respectively	10,273	8,197
Additional paid-in capital	835,693,610	428,242,763
Accumulated other comprehensive loss	(450,719)	(450,719)
Accumulated deficit	(152,229,783)	(116,055,277)
Total stockholders’ equity	683,023,381	311,744,964
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,448,244,423	$313,251,239

The accompanying notes are an integral part to these audited consolidated financial statements.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2021	2020	2019
Revenues
Cryptocurrency mining revenue	$150,463,770	$4,357,443	$1,185,227
Total revenues	150,463,770	4,357,443	1,185,227

Operating costs and expenses
Cost of revenue	33,696,103	7,001,128	2,482,181
Impairment of mining equipment	-	871,302	-
Impairment of leasehold improvements	-	-	447,776
Compensation and related taxes	164,285,755	4,730,143	1,475,450
Consulting fees	531,677	302,561	130,813
Professional fees	5,268,485	733,741	422,335
General and administrative	2,216,489	551,672	465,783
Impairment of mined cryptocurrency	29,552,991	-	-
Total operating expenses	235,551,500	14,190,547	5,424,338
Income (loss) from operations	(85,087,730)	(9,833,104)	(4,239,111)
Other income (expenses)
Gain from extinguishment of debt	-	-	181,995
Other income (expenses)	81,827	115,876	-
Foreign exchange loss	-	-	(11,873)
Loss on conversion of note	-	(364,833)	-
Change in fair value of investment in NYDIG fund	73,778,545	-	-
Realized gain (loss) on sale of digital currencies	14,175	15,466	36,092
Change in fair value of warrant liability	(1,048,286)	(309,588)	26,234
Change in fair value of mining payable	-	(66,547)	507,862
Interest income	677,415	18,343	33,651
Interest expense	(1,569,731)	(20,984)	(51,915)
Total other (expenses) income	71,933,945	(612,267)	722,046
Loss before income taxes	$(13,153,785)	$(10,445,371)	$(3,517,065)
Provision for income taxes	(23,020,721)	(2,400)	-
Net loss	$(36,174,506)	$(10,447,771)	$(3,517,065)

Net income (loss) per share, basic and diluted:	$(0.36)	$(0.13)	$(0.53)
Weighted average shares outstanding, basic and diluted:	99,337,587	81,408,340	6,664,238

The accompanying notes are an integral part to these audited consolidated financial statements.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Loss	Equity
Balance as of December 31, 2018	-	$-	6,379,992	$638	$105,461,396	$(102,090,441)	$(450,719)	$2,920,874
Stock based compensation	-	-	150,000	15	933,667	-	-	933,682
Par value adjustment and additional shares issued due to reverse split	-	-	5,413	1	(1)	-	-	-
Issuance of common stock, net of offering costs/At-the-market offering	-	-	172,126	17	245,477	-	-	245,494
Common stock issued for purchase of mining servers	-	-	1,751,250	175	3,064,512	-	-	3,064,687
Net loss	-	-	-	-	-	(3,517,065)	-	(3,517,065)
Balance as of December 31, 2019	-	$-	8,458,781	$846	$109,705,051	$(105,607,506)	$(450,719)	$3,647,672
Stock based compensation	-	-	2,745,639	275	1,178,334	-	-	1,178,609
Issuance of common stock, net of offering costs/At-the-market offering	-	-	54,301,698	5,430	297,653,840	-	-	297,659,270
Common stock issued for purchase of mining servers	-	-	350,250	35	171,587	-	-	171,622
Common stock issued for note conversion	-	-	2,023,739	202	1,578,873	-	-	1,579,075
Common stock issued for long term service contract	-	-	6,000,000	600	11,219,400	-	-	11,220,000
Issue common stock and warrant for cash	-	-	7,666,666	767	6,270,833	0	-	6,271,600
Warrant exercised for cash	-	-	413,233	41	464,846	-	-	464,887
Options exercised for cash	-	-	14,613	1	(1)	-	-	-
Net loss	-	-	-	-	-	(10,447,771)	-	(10,447,771)
Balance as of December 31, 2020	-	$-	81,974,619	$8,197	$428,242,763	$(116,055,277)	$(450,719)	$311,744,964
Stock based compensation, net of tax withholding	-	-	7,671,317	767	156,071,609	-	-	156,072,376
Issuance of common stock, net of offering costs/At-the-market offering	-	-	12,500,000	1,250	237,428,370	-	-	237,429,620
Options exercised on cashless basis	-	-	23,500	3	(3)	-	-	-
Warrant exercised for cash	-	-	221,946	22	1,445,358	-	-	1,445,380
Common stock issued for cashless exercise of warrants	-	-	29,797	3	1,370,705	-	-	1,370,708
Common stock issued for service and license agreements	-	-	312,094	31	11,134,808	-	-	11,134,839
Net loss	-	-	-	-	-	(36,174,506)	-	(36,174,506)
Balance as of December 31, 2021	-	$-	102,733,273	$10,273	$835,693,610	$(152,229,783)	$(450,719)	$683,023,381

The accompanying notes are an integral part to these audited consolidated financial statements.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(36,174,506)	$(10,447,771)	$(3,517,065)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14,831,102	2,993,036	923,304
Amortization of patents and website	71,176	71,176	71,177
Amortization of leasehold improvements	1,723	-	-
Deferred tax liability	23,020,721	-	-
Loss on conversion of debt	-	364,833	-
Impairment of mining equipment	-	871,302	-
Impairment of leasehold improvements		-	447,776
Realized gain (loss) on sale of digital currencies	(11,659)	(15,466)	(36,092)
Change in fair value of warrant liability	1,048,286	309,588	(26,234)
Change in fair value of mining payable	-	66,547	(507,862)
Change in fair value of investment securities	(73,778,545)	-	-
Gain on PPP loan forgiveness	(62,500)	-	-
Impairment of cryptocurrencies	29,552,991	-	-
Stock based compensation	160,786,028	1,178,609	933,682
Amortization of right-of-use assets	200,301	96,986	82,840
Bad debt allowance		-	-
Change in prepaid service contract	-	561,000	-
Changes in operating assets and liabilities:
Digital currencies	(150,512,940)	(4,357,443)	(1,185,227)
Lease liability	(121,596)	(86,842)	(72,548)
Prepaid expenses and other assets	136,200	644,059	(435,159)
Accounts payable and accrued expenses	11,927,398	(23,318)	2,753
Accrued interest on bond payable	867,260	-	-
Net cash used in operating activities	(18,218,560)	(7,773,704)	(3,318,655)
CASH FLOWS FROM INVESTING ACTIVITIES
Sale of digital currencies	-	2,102,394	1,220,178
Interest received from digital currencies, restricted	-	-	-
Loan receivable	(30,000,000)	-	-
Purchase of investment securities	(150,000,000)	-	-
Purchase of SAFE investments	(3,000,000)	-	-
Purchase of property and equipment	(273,851,299)	(17,742,315)	(5,225)
Deposits for the purchase of mining servers	(435,065,378)	(65,647,592)	-
Net cash provided by (used in) investing activities	(891,916,677)	(81,287,513)	1,214,953
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received on issuance of notes payable	-	62,500	-
Proceeds from issuance of common stock/At-the-market offering	324,768,476	229,961,998	255,893
Offering costs for the issuance of common stock/At-the-market offering	(12,571,668)	(7,069,955)	(10,399)
Proceeds from issuance of convertible debt, net of agent’s discount	728,812,500	-	-
Other offering costs	(406,578)	-	-
Proceeds from line of credit	77,500,000	-	-
Repayment from line of credit	(77,500,000)	-	-
Value of shares withheld for taxes	(4,713,652)	-	-
Proceeds from issuance of common stock and warrant, net	-	6,271,600	-
Proceeds received on exercise of options and warrants	1,445,402	464,887	-
Net cash provided by financing activities	1,037,334,480	229,691,030	245,494

Net (decrease) increase in cash and cash equivalents	127,199,243	140,629,813	(1,858,208)
Cash and cash equivalents — beginning of period	141,322,776	692,963	2,551,171
Cash and cash equivalents — end of period	268,522,019	$141,322,776	$692,963

Supplemental schedule of non-cash investing and financing activities:
Par value adjustment due to reverse split	$-	$-	$1
Receivable due to share issuance	$-	$74,767,226	$-
Common stock issued for purchase of mining servers	$-	$171,622	$3,064,687
Reduction of share commitment for purchase of mining servers	$-	$408,625	$1,021,562
Options exercised into common stock	$3	$-	$-
Warrants exercised into common shares	$1,370,723	$-	$-
Restricted stock issuance	$-	$-	$15
Common stock issued for note conversion	$-	$1,579,074	$-
Common stock issued for service and license agreements	$11,134,839	$11,220,000	$-

The accompanying notes are an integral part to these audited consolidated financial statements.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

Marathon Digital Holdings, Inc. (the “Company”) was incorporated in the State of Nevada on February 23, 2010 under the name Verve Ventures, Inc. On December 7, 2011, the Company changed its name to American Strategic Minerals Corporation and were engaged in exploration and potential development of uranium and vanadium minerals business. In June 2012, the Company discontinued the minerals business and began to invest in real estate properties in Southern California. In October 2012, the Company discontinued its real estate business and the Company commenced IP licensing operations, at which time the Company’s name was changed to Marathon Patent Group, Inc. On November 1, 2017, the Company entered into a merger agreement with Global Bit Ventures, Inc. (“GBV”), which is focused on mining digital assets. The Company purchased cryptocurrency mining machines and established a data center in Canada to mine digital assets. The Company expanded its activities in the mining of new digital assets, while at the same time harvesting the value of its remaining IP assets. As of October 2020, the financial operations were brought in house and are completed by the Company’s accounting team that consists of a Chief Financial Officer, Chief Operating Officer and bookkeeper. Subsequent to December 31, 2020, the Company hired a full-time Controller. We have also moved all of our data mining operations that were operating in Canada prior to 2021 to our new facility in Hardin, Montana.

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

The Company purchased 660 latest generation Bitmain S19 Pro Miners on May 12, 2020, 500 units on May 18, 2020 and an additional 500 units on June 11, 2020. These miners produce 110 TH/s and will generate 73 PH/s (petahash) of hashing power, compared to the Company’s S-9 production of 46 PH/s. The Company made the payments of approximately $4.2 million in the second quarter of 2020 and received 660 of the 1,660 units at its Hosting Facility in August 2020, and its hosting partner, Compute North, had installed them upon their arrival. Of the 1,000 remaining S-19 Pro Miners due to arrive in the 4th quarter of 2020, 500 were received in November of 2020 and installed in the Company’s Hosting Facility in Montana, while another 60 miners were received and placed into service in January 2021. The remaining 440 miners that were anticipated to arrive in the 4th quarter of 2020 were cancelled and the Company received a refund of the original purchase price of $1.1 million in January 2021.

On July 29, 2020, the Company announced the purchase of 700 next generation M31S+ASIC Miners from MicroBT. The miners arrived mid-August of 2020.

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

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of December 31, 2021, the Company has paid the entire purchase price under this agreement and received all 10,500 units from Bitmain.

On October 6, 2020, the Company entered into a series of agreements with affiliates of Beowulf Energy LLC, a Delaware limited liability company (collectively and as applicable, “Beowulf”) and Two Point One, LLC, a Delaware limited liability company (“2Pl”; Marathon, Beowulf and 2Pl each a “Party” and, collectively, the “Parties”). Beowulf and 2Pl have designed and developed a data center facility of up to 100-megawatts (the “Facility”) that is located next to, and supplied energy directly from, Beowulf’s power generating station in Hardin, MT (the “Hardin Station”). The Facility was developed in two phases to reach its 100 MW capacity, and the Hardin Station will supply the Facility exclusively with energy to operate Bitcoin mining servers.

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

On October 23, 2020, the Company executed a contract with Bitmain to purchase an additional 10,000 next generation Antminer S-19 Pro ASIC Miners. The 2021 delivery schedule will be 2,500 Units in January, 4,500 Units in February and the final 3,000 Units in March 2021.The gross purchase price is $23,620,000 with 30% due upon the execution of the contract and the balance paid over the next 4 months. Subsequent to executing this agreement, due to the additional executed contracts, Bitmain applied a discount of 8.63% to the purchase price adjusting the amount due to $21,581,594. As of December 31, 2021, the Company has paid the entire purchase price under this agreement and received all 10,000 units from Bitmain.

As of the November 12, 2020, the Company sold all shares of our common stock available thereunder for an aggregate purchase price of $100,000,000 under our 2020 At the Market Offering pursuant to our registration statement on Form S-3 declared effective by the SEC on August 6, 2020, which was the total amount available for sale thereunder.

On December 8, 2020, the Company executed a contract with Bitmain to purchase an additional 10,000 next generation Antminer S-19j Pro ASIC Miners, with 6,000 units to be delivered in August 2021, and the remaining 4,000 units to be delivered in September 2021. The gross purchase price is $23,770,000 with 10% of the purchase price due within 48 hours of execution of the contract, 30% due on January 14, 2021, 10% due on February 15, 2021, 30% due on June 15, 2021 and 20% due on July 15, 2021. Subsequent to executing this agreement, due to the additional executed contracts, Bitmain applied a discount of 8.63% to the purchase price adjusting the amount due to $21,718,649. As of December 31, 2021, the Company has paid the entire purchase price under this agreement and received all 10,000 units from Bitmain.

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

On December 23, 2020, the Company executed a contract with Bitmain to purchase an additional 70,000 next generation Antminer S-19 ASIC Miners, with 7,000 units to be delivered in July 2021, and the remaining 63,000 units to be delivered in December 2021. The purchase price is $167,763,451. The purchase price for the miners shall be paid as follows: 20% within 48 hours of signing of contract; 30% on or before March 1, 2021; 4.75% on June 15, 2021; 1.76% on July 15, 2021; 4.58% on August 15, 2021; 10.19% on September 15, 2021; 17.63% on October 15, 2021 and 11.55% on November 15, 2021. As of December 31, 2021, the Company has paid the entire purchase price under this agreement and received approximately 40,000 units  from Bitmain.

On December 31, 2020, the Company sold 6,632,712 shares of common stock pursuant to the At The Market offering. Proceeds of $77.1 million net of offering costs of $2.3 million were received on January 4, 2021. Due to the timing of the proceeds received, another current receivable was recorded in an amount of $74.8 million as of December 31, 2020.

Effective December 31, 2020, the Board of Directors of the Company ratified the following arrangements approved by its Compensation Committee:

Merrick Okamoto, CEO was awarded a cash bonus of $2,000,000 which was paid before year end 2020. He was also awarded a special bonus of 1,000,000 RSUs with immediate vesting. He was given a new three-year employment agreement effective January 1, 2021 with the same salary and bonus as the prior agreement. He was also granted the following: award of 1,000,000 RSUs when the company’s market capitalization reaches and sustains a market capitalization for 30 consecutive days above $500,000,000; award of 1,000,000 RSUs priced when the company’s market capitalization reaches and sustains a market capitalization for 30 consecutive days above $750,000,000; award of 2,000,000 RSUs priced at lowest closing stock price in past 30 trading days when the company’s market capitalization reaches and sustains a market capitalization for 30 consecutive days above $1,000,000,000; and award of 2,000,000 RSUs when the Company’s market capitalization reaches and sustains a market capitalization for 30 consecutive days above $2,000,000,000. As of December 31, 2021, Mr. Okamoto had earned all bonuses set forth.

Sim Salzman, CFO, was granted a bonus payment of $40,000 in cash; and a bonus of 91,324 RSUs with immediate vesting. James Crawford, COO, was granted a bonus payment of $127,308 in cash and a stock bonus of 57,990 RSUs with immediate vesting. Furthermore, per his employment agreement, his base salary for the 2021 was increased by 3%.

Compensation for directors of the board for 2021 was as follows: (i) cash compensation of $60,000 per year for each director, plus an additional $15,000 per year for each committee chair, paid 25% at the end of each calendar quarter; (ii) for existing directors, the equivalent of 54,795 RSUs; and (iii) for newly elected directors, a one-time grant of 91,324 RSUs, vesting 25% each calendar quarter during 2021. For clarification, new directors will also receive the same annual compensation as existing directors in addition to their one time grant.

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

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

On May 21, 2021, Marathon Digital Holdings, Inc. (the “Company”) entered into a binding letter of intent with Compute North, LLC to host 73,000 Bitcoin Miners over a staged in implementation between October 2021 and March 2022. The hosting cost is $0.50 per machine per month and the hosting rate will be $0.044 per kWh. In order to build out the infrastructure without paying for the capital expenditure, the Company will provide an 18 month bridge loan to Compute North of up to $67 million dollars, in tranches, based upon specified requirements being met. The terms of the contract are limited to three years with increases thereafter capped at three percent per year thereafter. The Company has also agreed to pay up to $14 million in expedite fees for construction/electrical and supply chain expediting activities. As of December 31, 2021, the Company paid $8 million of the $14 million in expedite fees recorded as a deposit on the balance sheet and loaned Compute North $30 million. On September 3, 2021, the Company entered into a master agreement with Compute North, LLC whereas the Company will pay an initial deposit of $14.6 million in aggregate over five instalments. As of December 31, 2021, the Company paid the full $14.6 million initial deposit recorded as advances to vendor on the balance sheet.

On July 30, 2021, Marathon Digital Holdings, Inc. (the “Company”) entered into a fully executed contract with Bitmain to purchase an additional 30,000 S-19j Pro ASIC Miners, with 5,000 units scheduled to be delivered in each of January 2022, February 2022, March 2022, April 2022, May 2022, and June 2022. The purchase price is $126,000,000 with (i) 25% of the purchase price due paid within one day of execution of the contract, (ii) 35% of the purchase price of each batch due in consecutive months with 35% of the January 2022 batch due immediately, and then 35% of each of the remaining five batches due on the 15th of each consecutive month starting August 15, 2021, through December 15, 2021 and (iii) the remaining 40% of the purchase price of each batch due on the 15th of each consecutive month starting November 15, 2021 and then 40% of each of the remaining five batches due on the 15th of each consecutive month through April 2022. As of December 31, 2021, the Company has paid $92,015,375 of the total balance of $120,711,500. The amounts paid are classified as advances to vendor on the balance sheet.

On August 27, 2021, Marathon Digital Holdings, Inc. (the “Company”) entered into a Master Securities Loan Agreement (the “Agreement”) with NYDIG Funding, LLC (“NYDIG”). Pursuant to the Agreement, the Company will loan its bitcoin (“BTC”) to NYDIG with an interest rate of three percent (3%) per annum. Interest accrues daily and is payable on a monthly basis. The Agreement provides that the Company may recall its BTC at any time. NYDIG shall, prior to or concurrently with the transfer of the of the BTC to NYDIG, but in no case later than the close of business on the day of such transfer, transfer to the Company collateral with a market value at least equal to 100% of the market value of the loaned BTC, and the Company is granted a first priority lien on such collateral. As of December 31, 2021, the Company loaned 300 BTC to NYDIG. This balance is classified as digital currencies, restricted on the balance sheet.

On December 21, 2021 and December 30, 2021, the Company entered into two separate Simple Agreement for Future Equity (“SAFE”) agreements classified on the balance sheet as non-current assets. Pursuant to ASC 323, Equity Method of Accounting for Investments, an investment in another company is recorded as an asset on the balance sheet at cost. An equity method investment is valued as of a specific reporting date with any activity related to the investment recorded through the income statement. Investments are typically current assets if the Company intends to sell them within a year, however as SAFEs have no expiration date, the Company intends to classify these types of investments as a noncurrent asset due to the indefinite life of the conversion. This balance is classified as investment in SAFE agreements on the balance sheet.

On December 22, 2021, Marathon Digital Holdings, Inc. (the “Company”) entered into another Master Securities Loan Agreement (the “Agreement”) with NYDIG Funding, LLC (“NYDIG”). Pursuant to the Agreement, the Company will loan its bitcoin (“BTC”) to0 NYDIG with an interest rate of two and a quarter percent (2.25%) per annum. Interest accrues daily and is payable on a monthly basis. The Agreement provides that the Company may recall its BTC at any time. NYDIG shall, prior to or concurrently with the transfer of the of the BTC to NYDIG, but in no case later than the close of business on the day of such transfer, transfer to the Company collateral with a market value at least equal to 100% of the market value of the loaned BTC, and the Company is granted a first priority lien on such collateral. As of December 31, 2021, the Company loaned an additional 300 BTC for a total amount of 600 BTC to NYDIG. This balance is classified as digital currencies, restricted on the balance sheet.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company’s subsidiaries, Marathon Crypto Mining, Inc., MARA Pool, LLC, Crypto Currency Patent Holding Company and Soems Acquisition Corp, all of which are dormant as of December 31, 2021. For consolidated entities where the Company owns less than 100% of the subsidiary, the Company records net loss attributable to non-controlling interests in its consolidated statements of operations equal to the percentage of the economic or ownership interest retained in such entities by the respective non-controlling parties.

The Company’s consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management include, but are not limited to, realization of long-lived assets, deferred income taxes, unrealized tax positions, the realization of digital currencies and stock-based compensation expense.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. The Company’s accounts at this institution are insured, up to $250,000, by the Federal Deposit Insurance Corporation (“FDIC”). For the years ended December 31, 2021 and 2020, the Company’s bank balances exceeded the FDIC insurance limit in an amount of $267.8 million and $140.3 million, respectively. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits. As of December 31, 2021 and 2020, the Company had cash equivalents of $266.6 million and $129.8 million, respectively.

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

Digital Currencies

Digital currencies are included in current assets in the consolidated balance sheets as an indefinite lived intangible asset. Digital currencies are recorded at cost less impairment. In performing the quantitative impairment test of the mined BTC balances as well as recordation of daily revenues,as described in ASC 350-30-35-19, the Company utilizes the pricing of BTC on a nightly basis from Coindesk.com (https://www.coindesk.com/price/bitcoin/). The CoinDesk Bitcoin Price Index (XBX) is the world’s leading reference for the price of bitcoin, used by the largest institutions active in crypto assets. It is the crypto market standard, benchmarking billions of dollars in registered financial products and pricing hundreds of millions in daily over-the-counter transactions. Built for replicability and reliability, in continuous operation since 2014, the “XBX” is relied upon by asset allocators, asset managers, market participants and exchanges Bitcoin, ether and gold prices are taken at approximately 4pm New York time1. Bitcoin is the CoinDesk Bitcoin Price Index (XBX); Ether is the CoinDesk Ether Price Index (ETX); Gold is the COMEX spot price. Information about CoinDesk Indices can be found at coindesk.com/indices.

1 https://www.coindesk.com/indices/xbx/

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

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

The following table presents the activities of the digital currencies for the years ended December 31, 2021 and 2020:

Digital currencies at December 31, 2019	$1,141
Additions of digital currencies	4,357,443
Realized gain on sale of digital currencies	15,466
Sale of digital currencies	(2,102,394)
Digital currencies at December 31, 2020	$2,271,656
Additions of digital currencies	150,463,770
Realized gain on sale of digital currencies	11,659
Impairment of cryptocurrencies	(29,552,991)
Interest received on cryptocurrencies, restricted	129,170
Disposition of digital currencies	(80,000)
Digital currencies at December 31, 2021	$123,243,264

Loan Receivable

On May 21, 2021, Marathon Digital Holdings, Inc. (the “Company”) entered into a binding letter of intent with Compute North, LLC to host 73,000 Bitcoin Miners over a staged in implementation between October 2021 and March 2022. The hosting cost is $0.50 per machine per month and the hosting rate will be $0.044 per kWh. In order to build out the infrastructure without paying for the capital expenditure, the Company will provide an eighteen-month bridge loan to Compute North of up to $67 million dollars, in tranches, based upon specified requirements being met. The loan receivable is structured as an interest-only loan with no pre-payment penalty. The interest rate shall be 0% for the initial twelve-month period and 12% for the last six months. As of December 31, 2021, the Company paid $30 million dollars and is classified as a loan receivable on the balance sheet. The Company expects the loan receivable to be repaid during 2022.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The Company operates in an emerging industry for which limited data is available to make estimates of the useful economic lives of specialized equipment. Subsequent to December 31, 2020, management has determined that the expected useful life of transaction verification servers would be five years. Prior to December 31, 2020, management depreciated these servers over two years. This assessment takes into consideration the availability of historical data and management’s expectations regarding the direction of the industry including potential changes in technology. Management reviews this estimate annually and will revise such estimates as and when data comes available.

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

Intangible Assets

Intangible assets include the Crypto Currency Patent with original estimated useful life of 17 years. The Company amortizes the cost of the intangible assets over their estimated useful lives on a straight-line basis. Costs incurred to acquire patents, including legal costs, are also capitalized as long-lived assets and amortized on a straight-line basis with the associated patent.

The Company monitors the carrying value of long-lived assets for potential impairment and tests the recoverability of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If a change in circumstance occurs, the Company will perform a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, the Company will determine whether impairment has occurred for the group of assets for which we can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, the Company will measure any impairment by comparing the fair value of the asset or asset group to its carrying value. During the year ended December 31, 2021 and 2020, there was no impairment to the intangible assets.

Impairment of Long-lived Assets

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. On January 14, 2021, the Company sold its inventory of approximately 5,900 S9, 13.5 TH/s miners for $616,236. As of December 31, 2020, these assets had a net book value of $1,487,538. As such, management determined that those crypto-currency machines were impaired by a total of $871,302 based upon an assessment as of December 31, 2020. During the year ended December 31, 2021 and 2020, the Company’s leasehold improvements were impaired by $0 and $0, respectively.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The Fund qualifies and operates as an investment company for accounting purposes pursuant to the accounting and reporting guidance under ASC 946, Financial Services – Investment Companies, which requires fair value measurement of the Fund’s investments in digital assets. The digital assets held by the Fund are traded on a number of active markets globally, including the over-the-counter (“OTC”) market and digital asset exchanges. A fair value measurement under ASC 820 for an asset assumes that the asset is exchanged in an orderly transaction between market participants either in the principal market for the asset or, in the absence of a principal market, the most advantageous market for the asset (ASC 820-10-35-5). An entity must have access to the principal (or most advantageous) market at the measurement date (ASC 820-10-35-6A).

Pursuant to a management agreement, the Fund paid the Investment Manager a management fee (the “Management Fee”), payable monthly, computed at a rate of 0.50% per annum of the net asset value of such limited partner’s capital account, according to the opening NAV of the first day of each calendar month with such opening NAV being equal to the NAV as of 4pm ET on the last day of each preceding calendar month (taking into account expenses of the Fund charged to the Fund but without taking into account any withdrawal occurring on such date). Effective March 25, 2021, the rate was reduced to 0.30% per annum. In the event of an additional capital contribution, a withdrawal of a limited partner’s capital account or the termination of the Fund as of a date other that the first day of a calendar month, the Management Fee payable will be prorated based on the number of days elapsed in that calendar month. Payment of the Management Fee may be deferred in the General Partner’s discretion. The Fund’s bitcoin may be liquidated by the Investment Manager as needed in order to pay the Management Fee or other operating expenses of the Fund.

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

Providing computing power in crypto asset transaction verification services to the network is the only performance obligation under our arrangements with the network. The transaction consideration the Company receives, if any, is noncash consideration, which the Company measures at fair value on the date received, which is not materially different than the fair value at the time the Company has earned the award. The consideration is all variable. Because it is not probable that a significant reversal of cumulative revenue will not occur, the consideration is constrained until the Company successfully places a block (by being the first to solve an algorithm) and the Company receives confirmation of the consideration it will receive, at which time revenue is recognized. There is no significant financing component in these transactions.

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

On October 11, 2018, the Company entered into a 2-year Employment Agreement, subject to successive 1 year extension, with Merrick Okamoto, pursuant to which Mr. Okamoto will serve as the Executive Chairman and Chief Executive Officer of the Company. Pursuant to the terms of the Agreement, Mr. Okamoto shall receive a base salary at an annual base salary of $350,000 (subject to annual 3% cost of living increase) and an annual bonus up to 100% of base salary as determined by the Compensation Committee or the Board. As further consideration for Mr. Okamoto’s services, the Company agreed to issue Mr. Okamoto 10-year stock options to purchase 1,250,000 shares of Common Stock, with a strike price of $2.32 per share, vesting 50% on the date of grant and 25% on each 6 months anniversary of the date of grant. On December 31, 2021 Mr. Okamoto retired from the Company and as such as of December 31, 2021 no bonus has been accrued.

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of December 31, 2021 and 2020, respectively:

	Fair value measured at December 31, 2021
	Total carrying value at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets
Money Market Accounts	$266,635,158	$266,635,158	$-	$-
Investment Fund	$223,778,545	$-	$223,778,545	$-
Liabilities
Warrant liability	$-	$-	$-	$-

	Fair value measured at December 31, 2020
	Total carrying value at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant liability	$322,437	$-	$-	$322,437

There were no transfers between Level 1, 2 or 3 during the years ended December 31, 2021 and 2020.

At December 31, 2021, the Company had an outstanding warrant liability in the amount of $0 associated with warrants that were issued in January 2017 and warrants issued related to the Convertible Notes issued in August and September of 2017. The following table rolls forward the fair value of the Company’s warrant liability, the fair value of which is determined by Level 3 inputs for the year ended December 31, 2021.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

FV of warrant liabilities

Fair value
Outstanding as of December 31, 2019	$12,849
Change in fair value of warrants	309,588
Outstanding as of December 31, 2020	$322,437
Cashless exercise of warrants	(1,370,723)
Change in fair value of warrants	1,048,286
Outstanding as of December 31, 2021	$-

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

Non-recurring measurement of Fair Value

The Company accounts for its digital currencies as indefinite-lived intangible assets in accordance with Accounting Standards Codification (“ASC”) 350,I ntangibles – Goodwill and Other. The Company’s digital currencies are initially recorded at fair value upon receipt (or “carrying value”). On a quarterly basis, they are measured at carrying value, net of any impairment losses incurred since receipt. Pursuant to guidance from ASC 820, Fair Value Measurement, the Company is required to determine the nonrecurring fair value measurement used to determine impairment of the digital currencies held on the balance sheet. The Company will record impairment losses as the fair value falls below the carrying value of the digital currencies. The digital currencies can only be marked down when impaired and not marked up when their value increases. The resulting carrying value represents the fair value of the asset. The last impairment date for the digital currencies was December 31, 2021. The Company had an outstanding carrying balance of digital assets of approximately $123.2 million, net of impairment losses incurred of $29.6 million for the year ended December 31, 2021. As of December 31, 2021, the fair value of the approximate 3,321 bitcoin held as digital currencies is approximately $152.8 million.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with the tax positions taken that exceeds the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

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

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at December 31, 2021 and 2020 are as follows:

	As of December 31,
	2021	2020
Warrants to purchase common stock	326,779	287,656
Restricted stock	642,094	-
Conversion of convertible notes	9,812,955	-
Options to purchase common stock	-	106,120
Total	10,781,828	393,776

The following table sets forth the computation of basic and diluted loss per share:

	For the Years Ended December 31,
	2021	2020	2019
Net loss attributable to common shareholders	$(36,174,506)	$(10,447,771)	$(3,517,065)

Denominator:
Weighted average common shares - basic	99,337,587	81,408,340	6,664,238
Weighted average common shares - diluted	99,337,587	81,408,340	6,664,238
Loss per common share - basic	$(0.36)	$(0.13)	$(0.53)
Loss per common share - diluted	$(0.36)	$(0.13)	$(0.53)

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

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”)”, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company has adopted this pronouncement and has determined there has been no material impact of this standard on its consolidated financial statements and related disclosures.

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

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 3 – DEPOSIT, PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS

On September 30, 2019, the Company consummated the purchase of 6000 S-9 Bitmain 13.5 TH/s Bitcoin Antminers (“Miners”) from SelectGreen Blockchain Ltd., a British Columbia corporation, for which the purchase price was $4,086,250 or 2,335,000 shares of its common stock at a price of $1.75 per share. As a result of an exchange cap requirement imposed in conjunction with the Company’s Listing of Additional Shares application filed with Nasdaq to the transaction, the Company issued 1,276,442 shares of its common stock which represented $2,233,773 of the $4,086,250 (constituting 19.9% of the issued and outstanding shares on the date of the Asset Purchase Agreement) and upon the receipt of shareholder approval, at the Annual Shareholders Meeting to be held on November 15, 2019, the Company can issue the balance of the 1,058,558 unregistered common stock shares. The shareholders did approve the issuance of the additional shares at the Annual Shareholders Meeting. The Company has issued an additional 474,808 at $0.90 per share. The $513,700 set forth on the balance sheet for mining servers payable reflects the fair value of 583,750 shares to be issued at $0.88 per share to conclude the purchase of the Miners at December 31, 2020. The Company recorded change in fair value of mining payable of $0 and $66,547 during the year ended December 31, 2021 and 2020, respectively. There is no requirement for the Company to make a payment in cash in lieu of issuing the remaining shares.

On May 11, 2020, the Company signed a Contract Addendum with Compute North, to pause and suspend services under its Colocation Agreement. This will suspend all production of Bitcoin using our S-9 miners.

On May 11, 2020, the Company purchased 700 new generation M305+ASIC Miners from MicroBT for approximately $1.3 million. The 700 miners produce 80/Th and will generate 56 PH/s (petahash) of hashing power, compared to the Company’s current S-9 production of 46 PH/s. These next generation MicroBT ASIC miners were markedly more energy efficient than the Bitmain S-9 models. These miners were delivered to the Company’s Hosting Facility in June 2020 and are producing Bitcoins.

The Company purchased 660 latest generation Bitmain S19 Pro Miners on May 12, 2020, 500 units on May 18, 2020 and an additional 500 units on June 11, 2020. These miners produce 110 TH/s and will generate 73 PH/s (petahash) of hashing power, compared to the Company’s S-9 production of 46 PH/s. The Company made the payments of approximately $4.2 million in the second quarter of 2020 and received 660 of the 1,660 units at its Hosting Facility in August of 2020, and its hosting partner, Compute North, had installed them upon their arrival. Of the 1,000 remaining S-19 Pro Miners due to arrive in the 4th quarter of 2020, 500 were received in November of 2020 and installed in the Company’s Hosting Facility in Montana, while another 60 miners were received and placed into service in January 2021. The remaining 440 miners that were anticipated to arrive in the 4th quarter of 2020 were cancelled and the Company received a refund of the original purchase price of $1.1 million in January 2021.

On July 29, 2020, the Company announced the purchase of 700 next generation M31S+ASIC Miners from MicroBT. The miners arrived mid-August of 2020. On August 13, 2020, the Company entered into a Long Term Purchase Contract with Bitmaintech PTE., LTD (“Bitmain”) for the purchase of 10,500 next generation Antminer S-19 Pro ASIC Miners.

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

Subject to the timely payment of the purchase price, Bitmain shall deliver products according to the following schedule: 1,500 Units on or before January 31, 2021; and 1,800 units on or before each of February 28, 2021; March 31, 2021; April 30, 2021, May 31, 2021 and June 30, 2021. As of December 31, 2021, the Company has paid the entire purchase price under this agreement and has received 10,500 units from Bitmain.

On October 23, 2020, the Company executed a contract with Bitmain to purchase an additional 10,000 next generation Antminer S-19 Pro ASIC Miners. The 2021 delivery schedule was for 2,500 units to be delivered in January, 4,500 units to be delivered in February and the final 3,000 units to be delivered in March 2021.The gross purchase price was $23,620,000 with 30% due upon the execution of the contract and the balance paid over the next 4 months. Subsequent to executing this agreement, due to the additional executed contracts, Bitmain applied a discount of 8.63% to the purchase price adjusting the amount due to $21,581,594. As of December 31, 2021, the Company has paid the entire purchase price under this agreement and has received 10,000 units from Bitmain.

On December 8, 2020, the Company executed a contract with Bitmain to purchase an additional 10,000 next generation Antminer S-19j Pro ASIC Miners, with 6,000 units to be delivered in August 2021, and the remaining 4,000 units to be delivered in September 2021. The gross purchase price is $23,770,000 with 10% of the purchase price due within 48 hours of execution of the contract, 30% due on January 14, 2021, 10% due on February 15, 2021, 30% due on June 15, 2021 and 20% due on July 15, 2021. Subsequent to executing this agreement, due to the additional executed contracts, Bitmain applied a discount of 8.63% to the purchase price adjusting the amount due to $21,718,649. As of December 31, 2021, the Company has paid the entire purchase price under this agreement and has received 10,000 units from Bitmain.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

On December 23, 2020, the Company executed a contract with Bitmain to purchase an additional 70,000 next generation Antminer S-19 ASIC Miners, with 7,000 units to be delivered by August 2021, 2,100 units to be delivered by September 2021, 6,500 units to be delivered by October 31, 2021, 14,700 units to be delivered by November 30, 2021, 24,500 units to be delivered by December 31, 2021 and 15,200 units to be delivered by January 31, 2022. The purchase price is $167,763,451. The purchase price for the miners shall be paid as follows: 20% within 48 hours of signing of contract; 30% on or before March 1, 2021; 4.75% on June 15, 2021; 1.76% on July 15, 2021; 4.58% on August 15, 2021; 10.19% on September 15, 2021; 17.63% on October 15, 2021 and 11.55% on November 15, 2021. As of December 31, 2021, the Company has paid the entire purchase price under this agreement and has received 40,000 units from Bitmain.

On February 1, 2021, Marathon announced that Bitmain had shipped approximately 4,000 S-19 Pro ASIC miners to the Company’s mining facility in Hardin, MT, all of which were delivered as scheduled.

In addition to the initial 4,000 miners delivered to the Hardin facility in February, Bitmain has shipped another 26,050 miners to Hardin. Marathon has received over 30,050 miners as of December 31, 2021 and subsequent to year end increased its active mining fleet to approximately 32,710 miners generating approximately 3.6 EH/s.

On December 21, 2021, the Company executed a contract with Bitmain to purchase an additional 78,000 next generation Antminer S-19 XP Miners, with 13,000 units being delivered in each of July 2022, August 2022, September 2022, October 2022, November 2022 and December 2022. The purchase price is $879,060,000. The purchase price for the miners shall be paid as follows: 35% of the total amount within two days of execution of the purchase contract, 35% of each single shipment price at least six months prior to each such shipment, and the remaining 30% of each single shipment price at least one month prior to each such shipment. As of December 31, 2021, the Company has paid $307,671,000 of the purchase price.

As of December 31, 2021, approximately $466.3 million cash paid for miners was recorded as a deposit on the balance sheet.

The components of property, equipment and intangible assets as of December 31, 2021 and 2020 are:

	Useful life (Years)	December 31, 2021	December 31, 2020
Website	7	$121,787	$121,787
Mining equipment	5	163,868,283	12,989,318
Construction in Progress	N/A	133,565,908	10,593,575
Mining patent	17	1,210,000	1,210,000
Gross property, equipment and intangible assets		298,765,978	24,914,680
Less: Accumulated depreciation and amortization		(21,591,958)	(6,687,957)
Property, equipment and intangible assets, net		$277,174,020	$18,226,723

As of December 31, 2021, intangible assets amortization are as follows:

2022	71,176
2023	71,176
2024	71,176
2025	71,176
2026	71,176
Thereafter	575,346
Total	$931,226

As of December 31, 2020, intangible assets amortization are as follows:

2021	71,176
2022	71,176
2023	71,176
2024	71,176
2025	71,176
Thereafter	646,522
Total	$1,002,402

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 4 - STOCKHOLDERS’ EQUITY

We are authorized to issue 200,000,000 shares of common stock and 50,000,000 shares of preferred stock, at $.0001 par value per share. As of December 31, 2021, we have 102,733,273 shares of our common stock and no shares of our preferred stock issued and outstanding.

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

On January 12, 2020, the Company, entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain purchasers named therein (the “Purchasers”), pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “Offering”), 12,500,000 shares of its common stock (the “Securities”) at an offering price of $20.00 per share. The Purchase Agreement contains customary representations and warranties and agreements of the Company and the Purchasers and customary indemnification rights and obligations of the parties. The closing of the Offering occurred on January 15, 2021. The Company received gross proceeds of $250,000,000 in connection with the Offering, before deducting placement agent fees and related offering expenses.

Pursuant to a letter agreement, dated August 2020 (the “Engagement Letter”), the Company engaged H.C. Wainwright & Co., LLC (the “Placement Agent”) as placement agent in connection with the Offering. The Placement Agent agreed to use its reasonable best efforts to arrange for the sale of the Securities. The Company agreed to pay to the Placement Agent a cash fee of 5.0% of the aggregate gross proceeds raised in the Offering. The Company also issued to designees of the Placement Agent warrants to purchase up to 3.0% of the aggregate number of shares of Common Stock sold in the transactions, or warrants to purchase up to 375,000 shares of Common Stock (the “Placement Agent Warrants”). The Placement Agent Warrants have an exercise price equal to 125% of the offering price per share (or $25.00 per share). The Company also agreed to pay the Placement Agent $50,000 for accountable expenses, to reimburse an investor’s legal fees in an amount up to $7,500 and to pay $12,900 for the Placement Agent’s clearing fees. Pursuant to the terms of the Engagement Letter, the Placement Agent has the right, for a period of twelve months following the closing of the Offerings, to act (i) as financial advisor in connection with any merger, consolidation or similar business combination by the Company and (ii) as sole book-running manager, sole underwriter or sole placement agent in connection with certain debt and equity financing transactions by the Company. As of December 31, 2021, warrants to purchase up to 324,375 shares of Common Stock related to the Securities Purchase Agreement remain outstanding.

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

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Other 2020 Common Stock Activity

During 2020, the Company issued 54,301,698 shares of common stock under the At The Market Offering for the total proceeds of $307,064,401, net of offering cost of $9,405,129.

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

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

2019 Common Stock Activity

During 2019, the Company issued 172,126 shares of common stock under the At The Market Offering for the total proceeds of $255,893, net of offering cost of $10,442.

On October 1, 2019, the Company issued 150,000 shares of its common stock to a consultant. The fair value of the common stock was $259,500.

Common Stock Warrants

A summary of the status of the Company’s outstanding stock warrants and changes during year ended is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2019	182,191	$25.04	2.8
Issued	536,667	$1.13	4.6
Expired	(17,969)	59.14	-
Exercised	(413,233)	1.13	-
Outstanding as of December 31, 2020	287,656	$12.64	2.7
Issued	375,000	25.00	4.3
Expired	(19,792)	27.20	-
Exercised	(316,085)	14.42	-
Outstanding as of December 31, 2021	326,779	$25.54	3.5
Warrants exercisable as of December 31, 2021	326,779	$25.54	3.5

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2021 was $2,549,588.

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

Pursuant to a letter agreement, dated August 2020 (the “Engagement Letter”), the Company engaged H.C. Wainwright & Co., LLC (the “Placement Agent”) as placement agent in connection with the Offering. The Placement Agent agreed to use its reasonable best efforts to arrange for the sale of the Securities. The Company agreed to pay to the Placement Agent a cash fee of 5.0% of the aggregate gross proceeds raised in the Offering. The Company also issued to designees of the Placement Agent warrants to purchase up to 3.0% of the aggregate number of shares of Common Stock sold in the transactions, or warrants to purchase up to 375,000 shares of Common Stock (the “Placement Agent Warrants”). The Placement Agent Warrants have an exercise price equal to 125% of the offering price per share (or $25.00 per share). The Company also agreed to pay the Placement Agent $50,000 for accountable expenses, to reimburse an investor’s legal fees in an amount up to $7,500 and to pay $12,900 for the Placement Agent’s clearing fees. Pursuant to the terms of the Engagement Letter, the Placement Agent has the right, for a period of twelve months following the closing of the Offerings, to act (i) as financial advisor in connection with any merger, consolidation or similar business combination by the Company and (ii) as sole book-running manager, sole underwriter or sole placement agent in connection with certain debt and equity financing transactions by the Company. As of December 31, 2021, warrants to purchase up to 324,375 shares of Common Stock related to the Securities Purchase Agreement remain outstanding.

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

On May 5, 2020, the Compensation Committee of the Board of Directors held a meeting and approved bonuses and stock option grants for Directors and Officers for their contributions to the growth of Marathon Patent Group, Inc., for the year ended December 31, 2020. Total awards to be granted amounted to 1,158,138 restricted stock units at a price of $0.43 per unit with a term of one year, vesting quarterly in equal amounts, and (ii) cash award of $105,000 to Merrick Okamoto and $54,000 to David Lieberman. In addition, the Compensation Committee agreed to cancel 1,587,500 existing stock options for Directors, Officers and outside legal counsel, and replace them with 1,587,500 restricted stock units at a price of $0.43 per unit with a term of one year, vesting quarterly in equal amounts.

Due to the conversion of stock options to restricted stock options during 2020, the grant date fair value of stock options granted to employees during the years ended December 31, 2021 and 2020 were $0 and $0, respectively. Estimated future stock-based compensation expense relating to unvested stock options is approximately $0 as of December 31, 2021.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

A summary of the stock options as of December 31, 2021 and changes during the year ended is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2020	106,120	$44.32	4.28
Exercised	(25,000)	2.04	-
Expired	(81,120)	-	-
Outstanding as of December 31, 2021	-	$-	-
Options vested and expected to vest as of December 31, 2021	-	$-	-
Options vested and exercisable as of December 31, 2021	-	$-	-

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2021 was $0.

A summary of the RSUs as of December 31, 2021 and 2020, respectively and changes during the period are presented below:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2020	566,279	$0.43
Granted	8,313,410	$20.89
Vested	(8,237,595)	$18.31
Nonvested at December 31, 2021	642,094	$35.93

NOTE 5 – DEBT, COMMITMENTS AND CONTINGENCIES

Debt consists of the following:

	Maturity	Interest	December 31,	December 31,
	Date	Rate	2021	2020

Convertible Note	11/15/2026	1%	$747,500,000	$-
Less: debt discount			19,094,078	-
Total convertible notes, net of discount			$728,405,922	$-

Total			$728,405,922	$-
Less: current portion			-	-
Long term portion			$728,405,922	$-

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

During the year ended December 31, 2021 and 2020, there was amortization of debt discount of $0.3 million and $0, respectively. Interest expenses were $1.6 million and $22,815 for the years ended December 31, 2021 and 2020, respectively.

Convertible Note

On November 18, 2021, the Company issued $650,000,000 principal amount of its 1.00% Convertible Senior Notes due 2026 (the “Notes”). The Notes were issued pursuant to, and are governed by, an indenture (the “Indenture”), dated as of November 18, 2021, between the Company and U.S. Bank National Association, as trustee (the “Trustee”). Pursuant to the purchase agreement between the Company and the initial purchasers of the Notes, the Company also granted the initial purchasers an option, for settlement within a period of 13 days from, and including, November 18, 2021 to purchase up to an additional $97,500,000 principal amount of Notes, which additional Notes were purchased on November 23, 2021, for an aggregate principal amount of Notes purchased of $747,500,000. All references in this disclosure to “Notes” includes the Notes issued on both November 18, 2021 and November 23, 2021..

The Notes will be the Company’s senior, unsecured obligations and will be (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries.

The Notes will accrue interest at a rate of 1.00% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on June 1, 2022. The Notes will mature on December 1, 2026, unless earlier repurchased, redeemed or converted. Before the close of business on the business day immediately before June 1, 2026, noteholders will have the right to convert their Notes only upon the occurrence of certain events. From and after June 1, 2026, noteholders may convert their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. The initial conversion rate is 13.1277 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $76.17 per share of common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

The Notes will be redeemable, in whole or in part (subject to certain limitations described below), at the Company’s option at any time, and from time to time, on or after December 6, 2024 and on or before the 21st scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (2) the trading day immediately before the date the Company sends such notice. However, the Company may not redeem less than all of the outstanding Notes unless at least $100.0 million aggregate principal amount of Notes are outstanding and not called for redemption as of the time the Company sends the related redemption notice. In addition, calling any Note for redemption will constitute a Make-Whole Fundamental Change with respect to that Note, in which case the conversion rate applicable to the conversion of that Note will be increased in certain circumstances if it is converted during the related redemption conversion period.

If certain corporate events that constitute a “Fundamental Change” (as defined in the Indenture) occur, then, subject to a limited exception for certain cash mergers, noteholders may require the Company to repurchase their Notes at a cash repurchase price equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. The definition of Fundamental Change includes certain business combination transactions involving the Company and certain de-listing events with respect to the Company’s common stock.

The Notes will have customary provisions relating to the occurrence of “Events of Default” (as defined in the Indenture), which include the following: (i) certain payment defaults on the Notes (which, in the case of a default in the payment of interest on the Notes, will be subject to a 30-day cure period); (ii) the Company’s failure to send certain notices under the Indenture within specified periods of time; (iii) the Company’s failure to comply with certain covenants in the Indenture relating to the Company’s ability to consolidate with or merge with or into, or sell, lease or otherwise transfer, in one transaction or a series of transactions, all or substantially all of the assets of the Company and its subsidiaries, taken as a whole, to another person; (iv) a default by the Company in its other obligations or agreements under the Indenture or the Notes if such default is not cured or waived within 60 days after notice is given in accordance with the Indenture; (v) certain defaults by the Company or any of its subsidiaries with respect to indebtedness for borrowed money of at least $50,000,000; and (vi) certain events of bankruptcy, insolvency and reorganization involving the Company or any of its significant subsidiaries.

If an Event of Default involving bankruptcy, insolvency or reorganization events with respect to the Company (and not solely with respect to a significant subsidiary of the Company) occurs, then the principal amount of, and all accrued and unpaid interest on, all of the Notes then outstanding will immediately become due and payable without any further action or notice by any person. If any other Event of Default occurs and is continuing, then, the Trustee, by notice to the Company, or noteholders of at least 25% of the aggregate principal amount of Notes then outstanding, by notice to the Company and the Trustee, may declare the principal amount of, and all accrued and unpaid interest on, all of the Notes then outstanding to become due and payable immediately. However, notwithstanding the foregoing, the Company may elect, at its option, that the sole remedy for an Event of Default relating to certain failures by the Company to comply with certain reporting covenants in the Indenture consists exclusively of the right of the noteholders to receive special interest on the Notes for up to 270 days at a specified rate per annum not exceeding 0.50% on the principal amount of the Notes.

Revolving Credit Line

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

On November 9, 2021, the Company received a waiver letter from Silvergate Bank whereas Silvergate Bank has waived its default rights with respect to noncompliance of Section VII. Negative Covenants 7.3 Indebtedness and Section VI. Affirmative Covenants 6.5. Financial Covenants. Silvergate Bank accepts and acknowledges convertible notes in the aggregate principal amount up to $650,000,000, plus an option to purchase an additional $97,500,000 principal amount of Convertible Notes shall not constitute “Indebtedness” for purpose of Section 7.3 of the Revolving Credit and Security Agreement. Further the maximum debt-to-equity ratio in Section 6.5 shall be revised to be 1.50:1.00.

Note Payable

On May 6, 2020, the Company entered into a Paycheck Protection Program Promissory Note agreement with a bank which is providing $62,500 to the Company. The note accrues interest at a rate of 1% per annum and matures on May 6, 2022. The Company applied and received 100% loan forgiveness in 2021.

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

Operation lease costs are recorded on a straight-line basis within operating expenses. The Company’s total lease expense is comprised of the following:

	For the Year Ended
	December 31, 2021	December 31, 2020
Operating leases
Operating lease cost	$-	$106,727
Operating lease expense	-	106,727
Short-term lease rent expense	31,104	26,363
Total rent expense	$31,104	$133,090

Additional information regarding the Company’s leasing activities as a lessee is as follow:

	For the Year Ended
	December 31, 2021	December 31, 2020
Operating cash flows from operating leases	$-	$96,908
Weighted-average remaining lease term – operating leases	-	0.3
Weighted-average discount rate – operating leases	0.0%	6.5%

2021	-	126,783
2022	-	-
Total	-	126,783
Less present value discount	-	(5,187)
Less current portion of operating lease liabilities	-	(121,596)
Non-current operating lease liabilities	$-	$-

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Ho Matter

On January 14, 2021, Plaintiff Michael Ho (“Plaintiff” or “Ho”) filed a Civil Complaint for Damages and Restitution (“Complaint”) against Marathon Patent Group, Inc., now known as Marathon Digital Holdings, Inc. (the “Company”) in the Superior Court of the State of California for the County of Riverside. The Complaint alleges six causes of action against the Company, (1) Breach of Written Contract; (2) Breach of Implied Contract; (3) Quasi-Contract; (4) Services Rendered; (5) Intentional Interference with Prospective Economic Relations; and (6) Negligent Interference with Prospective Economic Relations.  The Complaint seeks damages, restitution, punitive damages, and costs of suit. The claims arise from the same set of facts. Ho alleges that the Company profited from commercially-sensitive information he shared with the Company, purportedly under a mutual non-disclosure agreement, and that the Company failed to compensate him for his role in securing the acquisition of a supplier of energy for the Company. On February 22, 2021, the Company responded to Mr. Ho’s Complaint with a general denial and the assertion of applicable affirmative defenses. Then, on February 25, 2021, the Company removed the action to the United States District Court in the Central District of California, where the action remains pending. Marathon filed a motion for summary judgment/adjudication of all causes of action.  On February 11, 2022, the Court granted the motion and dismissed Ho’s 2nd, 5th and 6th causes of action.  Discovery is closed.  The Court held a pre-trial conference on February 24, 2022, where it vacated the March 3, 2022 trial date and ordered the parties to meet and confer on a new trial date, which will likely be after June 2022, given the Court’s current backlog as a result of Covid.  The Court discussed the various theories of damages maintained by the parties.  In its ruling on the summary judgment motion and at the pre-trial conference on February 24, 2022, the Court noted that a jury is more likely to accept $150,000 as an appropriate damages amount if liability is found, as opposed to the various theories espoused by Ho that result in multi-million dollar recoveries.  Due to outstanding issues of fact and law, it is impossible to predict the outcome at this time; however, after consulting legal counsel, the Company is confident that it will prevail in this litigation, since it did not have a contract with Mr. Ho and he did not disclose any commercially-sensitive information under any mutual nondisclosure agreement that was used to structure any joint venture with energy providers. Trial is set to begin on May 26, 2022.

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

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Income tax expense attributable to income from continuing operations was $23,020,721 and $2,400 for the years ended December 31, 2021 and 2020, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 21% to pretax income from continuing operations as a result of the following:

	2021		2020

Federal income tax expense (benefit) at the statutory rate	(21.0)%	$(2,762,295)	(21.0)%	$(2,229,606)
State income taxes, net of federal tax expense	57.7%	7,593,773	(7.0)%	(745,190)
Executive Compensation Deduction Limitation	229.7%	30,213,175	4.2%	444,031
Excess Tax Benefit Related to Share-Based Compensation	(14.5)%	(1,909,197)	0.0%
Nondeductible Other Expenses	1.7%	225,278	0.0%
Change in Valuation Allowance	(110.1)%	(14,477,083)	23.9%	2,533,165
Change in Expected Utilization of Tax Attributes	32.5%	4,281,445	0.0%
Other, net	(1.1)%	(144,375)	0.0%
Income tax expense (benefit) from continuing operations	174.9%	$23,020,721	0.1%	$2,400

The components of the provision for income taxes are as follows:

	2021	2020
Current income tax expense (benefit)
Federal	-
State	$1,600	$2,400
Total Current Income Tax Expense	1,600	2,400

Deferred expense
Federal	29,904,031	-
State	7,592,173	-
Total Deferred Tax Expense	37,496,204	9,079,841

Change in Valuation Allowance	(14,477,083)	(9,079,841)

Net Deferred Tax Expense after Valuation Allowance	23,019,121	(0)

Income Tax Provision	$23,020,721	$2,400

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2021 and 2020 are presented below.

	12/31/2021	12/31/2020
Deferred tax assets:
Tax Credit carryforwards	$163,211	$31,961
Net Operating Loss carryforwards	25,422,829	11,467,248
Capital Loss carryforwards	-	758,731
Intangible assets	1,055,099	2,995,317
Stock Compensation	447,487	246,975
Accruals, reserves and other	269,096	143,079
Digital Currencies	7,255,674	-
Other	-	144,358
Total gross deferred tax assets	34,613,396	15,787,669

Less Valuation Allowance	-	(14,477,083)

Net deferred tax assets	34,613,396	1,310,586

Deferred tax liabilities:
	-	-
Unrealized Gains	(18,294,723)	-
Prepaid service contracts	(4,395,095)
Property and equipment	(34,942,699)	(1,310,586)
Total gross deferred liabilities	(57,632,517)	(1,310,586)
Net deferred tax liability	$(23,019,121)	$-

The valuation allowance for deferred tax assets as of December 31, 2021 and 2020 was $0 and $14,477,083, respectively. The net change in the total valuation allowance was a decrease of $14,477,083 in 2021.

At year ended December 31, 2021, the Company concluded, based upon all available evidence, it was more likely than not that it would have sufficient future taxable income to realize the Company’s federal and state deferred tax assets. As a result, the Company released $14.5 million of valuation allowance associated with deferred tax assets and recognized a corresponding benefit from income taxes in the consolidated statement of operations for the year ended December 31, 2021. The Company’s conclusion regarding the realizability of such deferred tax assets was based on the scheduled reversal of existing deferred tax liabilities.

At December 31, 2021, the Company has net operating loss carryforwards for federal income tax purposes of $109,130,270, which are available to offset future taxable income. The Company has net operating loss carryforwards for state income tax purposes of $54,106,348 which are available to offset future state taxable income.

	Gross Amount	Expiring

Federal Net Operating Loss Carryforwards	3,314,298	2034-2035
Federal Net Operating Loss Carryforwards - Indefinite Life	105,815,972	Indefinite
State Net Operating Loss carryforwards	54,106,348	2035-2041

Section 382 and Section 383 of the Internal Revenue Code limit the utilization of U.S. tax attribute carryforwards following a change of control. Based on the Company’s analysis under Section 382, approximately $76.2 million of tax attributes is limited by Section 382/383 as of December 31, 2021. The Section 382/383 limitation in conjunction with the twenty-year carryforward limitation caused $37.8 million of attributes to be deemed worthless, which resulted in a write-off of the deferred asset.

In addition, the Company has the following attributes and credit carryforwards as follows:

Federal R&D Tax Credit Carryforwards	131,250	2040-2041
State alternative minimum tax credit carryforwards	40,457

A reconciliation of the beginning and ending amount of total unrecognized tax benefits for the tax years ended December 31, 2021, and 2020 is as follows:

	2021	2020

Balance, beginning of year	$-	$-
Increase related to prior year tax positions	25,000	-
Decrease related to prior year tax positions	-	-
Increase related to current year tax positions	18,750	-
Settlements	-	-
Lapse of statute of limitation	-	-
Change in tax rate	-	-

Balance, end of year	$43,750	$-

Unrecognized tax benefits that reduce a net operating loss, similar tax loss or tax credits carryforward are presented as a reduction to deferred income taxes.

The company has established a reserve against its federal R&D tax credits generated in 2021.

As of December 31, 2021, the total amount of unrecognized tax benefits was $43,750, all of which was offset against deferred tax assets. If the unrecognized tax benefits were recognized as of December 31, 2021, there would be a $43,750 favorable impact that would affect the effective rate on income from continuing operations. The Company also accrues for interest and penalties on its uncertain tax positions and includes such charges in its income tax provision in the Consolidated Statement of Operations. Interest and penalty expense amounted to nil and nil, respectively, in 2021. Total accrued interest and penalties were nil and nil, respectively, in 2021. The Company does not currently expect any of its remaining unrecognized tax benefits to be recognized in the next twelve months.

The Company files federal and state income tax returns. The 2018-2020 tax years generally remain subject to examination by the IRS and various state taxing authorities, although the Company is not currently under examination in any jurisdiction.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In 2018, the company dissolved those subsidiaries that were required to file tax returns that had no tax due for 2018. Marathon Digital Holdings, Inc. moved its headquarters to Las Vegas, Nevada on June 1, 2018 so it is required to file a final tax return with the state of California for 2018. The company believes there will be no tax due in the state of California other than the $800 Minimum Franchise fee that all companies are required to pay.

Management does not believe there are any material tax liabilities owed with respect to its operations in Canada, since Management believes there is a loss from the Canadian operations. Such operations have been outsourced. (See NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS, for details)

The Coronavirus Aid, Relief, and Economic Security (CARES) Act, was enacted March 27, 2020. Among the business provisions, the CARES Act provided for various payroll tax incentives, changes to net operating loss carryback and carryforward rules, business interest expense limitation increases, and bonus depreciation on qualified improvement property. Additionally, the Consolidated Appropriations Act of 2021 was signed on December 27, 2020 which provided additional COVID relief provisions for businesses. The Company has evaluated the impact of both the Acts and has determined that any impact is not material to its financial statements.

NOTE 7 – Subsequent Events

On February 11, 2022, we entered into an At The Market Offering Agreement, or sales agreement, with H.C. Wainwright & Co., LLC, or Wainwright, relating to shares of our common stock offered by this prospectus supplement. In accordance with the terms of the sales agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $750,000,000 from time to time through Wainwright acting as our sales agent.

As of December 31, 2021, the market price of bitcoin was approximately $46,306 per Yahoo Finance. Subsequent to year end, the price of bitcoin decreased to approximately $35,030 on January 22, 2022. Pursuant to ASC 350, the Company anticipates recording an impairment charge on its mined bitcoin of approximately $21 million for the decrease in the market price of bitcoin during January 2022.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, with the goal being that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were ineffective as of December 31, 2021.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework in the 2013 COSO framework. Based on this evaluation, management identified a weakness in internal control over financial reporting related to Information Technology General Controls (ITGC). Specifically, the Company did not design and/or implement user access controls to ensure appropriate segregation of duties or program change management controls for certain financially relevant systems impacting the Company’s processes around revenue recognition and digital assets to ensure that IT program and data changes affecting the Company’s (i) financial IT applications, (ii) digital currency mining equipment, and (iii) underlying accounting records, are identified, tested, authorized and implemented appropriately to validate that data produced by its relevant IT system(s) were complete and accurate. Automated process-level controls and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency. In addition, the Company has not effectively designed a manual key control to detect material misstatements in revenue.

The material weakness described above did not result in a material misstatement to the Company’s previously issued consolidated financial statements, nor in the consolidated financial statements included in this Annual Report on Form 10-K.

The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by our independent registered public accounting firm, Marcum, LLP, as stated in their report on management’s internal control over financial reporting, which is also included in Item 8, “Financial Statements and Supplementary Data,” of this 2021 Form 10-K.

Remediation

As noted above, during the initial audit over the internal controls over financial reporting (“ICFR”) a material weakness was identified related to certain ITGCs over user access, segregation of duties and change management controls.

As management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, we understand the importance of developing a resolution plan aligned with management and overseen by the Audit Committee of our Board of Directors. Our plan includes the following:

●	Enhance our remediation team by continuing to increase our headcount in 2022 in key financial reporting and information technology roles (i.e. as we have increased from three full time employees as of December 31, 2020 to ten full time employees as of December 31, 2021).

●	Continue to utilize an external third-party internal audit and SOX 404 implementation firm to work to improve the Company’s controls related to our material weaknesses, specifically relating to user access and change management surrounding the Company’s IT systems and applications.

●	Continue to implement new processes and controls and engage external resources when required in connection with remediating this material weakness, such that these controls are designed, implemented, and operating effectively.

●	Continue to formalize our policies and processes over including those over outside service providers with a specific focus on enhancing design and documentation related to (i) developing and communicating additional policies and procedures to govern the areas of IT change management and user access processes and related control activities and (ii) develop robust processes to validate data received from third-parties and relied upon to generate financial statements is complete and accurate.

We recognize that the material weaknesses in our internal control over financial reporting will not be considered remediated until the remediate controls operate for a sufficient period of time and can be tested and concluded by management to be designed and operating effectively. Because our remediation efforts involve our outsource service providers, we cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts.

We continue to evaluate and work to improve our internal control over financial reporting related to the identified material weaknesses and management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above. In addition, we report the progress and status of the above remediation efforts to the Audit Committee on a periodic basis.

Change in Internal Control Over Financial Reporting

Other than what is disclosed above there were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders and Board of Directors of

Marathon Digital Holdings, Inc.

Adverse Opinion on Internal Control over Financial Reporting

We have audited Marathon Digital Holdings, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness have been identified and included in “Management’s Annual Report on Internal Control Over Financial Reporting”:

The Company did not design and/or implement user access controls to ensure appropriate segregation of duties or program change management controls for certain financially relevant systems impacting the Company’s processes around revenue recognition and digital assets to ensure that IT program and data changes affecting the Company’s (i) financial IT applications, (ii) digital currency mining equipment, and (iii) underlying accounting records, are identified, tested, authorized and implemented appropriately to validate that data produced by its relevant IT system(s) were complete and accurate. Automated process-level controls and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency. In addition, the Company has not effectively designed a manual key control to detect material misstatements in revenue.

This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the fiscal December 31, 2021 consolidated financial statements, and this report does not affect our report dated March 9, 2022 on those financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of December 31, 2021 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended and our report dated March 9, 2022 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

/s/ Marcum LLP

Marcum LLP

Costa Mesa, California

March 9, 2022

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the information provided under the headings “Executive Officers of the Company,” “Election of Directors – Nominees,” and “Corporate Governance and the Board of Directors and its Committees” in our definitive proxy statement to be filed with the SEC not later than 120 days after the fiscal year ended December 31, 2021 (the “2022 Proxy Statement”).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information provided under the headings “Executive Officers of the Company,” “Election of Directors – Nominees,” and “Corporate Governance and the Board of Directors and its Committees” in our definitive proxy statement to be filed with the SEC not later than 120 days after the fiscal year ended December 31, 2021 (the “2022 Proxy Statement”).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information provided under the headings “Executive Officers of the Company,” “Election of Directors – Nominees,” and “Corporate Governance and the Board of Directors and its Committees” in our definitive proxy statement to be filed with the SEC not later than 120 days after the fiscal year ended December 31, 2021 (the “2022 Proxy Statement”).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information provided under the headings “Executive Officers of the Company,” “Election of Directors – Nominees,” and “Corporate Governance and the Board of Directors and its Committees” in our definitive proxy statement to be filed with the SEC not later than 120 days after the fiscal year ended December 31, 2021 (the “2022 Proxy Statement”).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information provided under the headings “Executive Officers of the Company,” “Election of Directors – Nominees,” and “Corporate Governance and the Board of Directors and its Committees” in our definitive proxy statement to be filed with the SEC not later than 120 days after the fiscal year ended December 31, 2021 (the “2022 Proxy Statement”).

PART IV

ITEM 15. EXHIBITS [to be updated]

The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company dated November 25, 2011. (1)
3.2	Certificate of Amendment to Articles of Incorporation dated February 15, 2013. (2)
3.3	Certificate of Amendment to Amended and Restated Articles of Incorporation dated July 18, 2013 (3)
3.4	Certificate of Amendment to Articles of Incorporation dated October 25, 2017. (4)
3.5	Amended and Restated Bylaws of the Company dated November 25, 2011. (5)
3.6	Certificate of Amendment to Articles of Incorporation dated April 8, 2019 (48)
4.1	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock. (6)
4.2	Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of 0% Series E Convertible Preferred Stock. (7)
4.3	Certificate of Correction to Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of 0% Series E Convertible Preferred Stock. (8)
4.4	Form of proposed Certificate of Designation of Preferences, Rights and Limitations of 0% Series E-1 Convertible Preferred Stock. (9)
4.5	Form of Underwriter’s Warrant (51)
4.6	Indenture, dated as of November 18, 2021, between Marathon Digital Holdings, Inc. and U.S. Bank National Association, as trustee and Form of Certificate with Respect Thereto(66)
4.7	Form of At The Market Offering Agreement (70)
10.1	Form of Unit Purchase Agreement dated as of August 14, 2017. (10)
10.2	Form of Registration Rights Agreement dated as of August 14, 2017. (11)
10.3	Form of 5% Convertible Promissory Note dated August 14, 2017. (12)
10.4	Form of Common Stock Purchase Warrant dated August 14, 2017. (13)
10.5	Form of Exchange Agreement dated as of July 16, 2017. (14)
10.6	Form of Exchange Agreement dated as of August 7, 2017. (15)
10.7	Form of Exchange Agreement dated as of November 28, 2017. (16)
10.8	Amended and Restated Croxall Retention Agreement dated August 30, 2017. (17)
10.9	Retention Agreement with Francis Knuettel II dated August 31, 2017. (18)
10.10	Employment Agreement with James Crawford dated August 31, 2017. (19)

10.11	Consulting Termination and Release Agreement with Erich Spangenberg dated August 31, 2017. (20)
10.12	Consulting Agreement dated August 31, 2017 with Page Innovations, LLC. (21)
10.13	Form of Lock-up Agreement with Doug Croxall dated September 7, 2017. (22)
10.14	Letter agreement with Revere Investments L.P., dated October 31, 2017. (23)
10.15	Agreement and Plan of Merger dated as of November 1, 2017. (24)
10.16	Amendment to Croxall Retention Agreement dated November 1, 2017. (25)
10.17	Voting and Standstill Agreement with Doug Croxall dated November 1, 2017. (26)
10.18	CF Marathon LLC Limited Liability Company Agreement dated as of October 20, 2017. (27)
10.19	First Amendment to Amended and Restated Revenue Sharing and Securities Purchase Agreement and Restructuring Agreement dated as of August 3, 2017. (28)
10.20	M&A Advisory Agreement with Palladium Capital Advisors, LLC, dated November 13, 2017. (29)
10.21	CIARA Technologies Agreement. (Confidential Treatment Requested) (30)
10.22	Master Services Agreement with Hypertec Systems Inc. dated December 15, 2017. (Confidential Treatment Requested) (31)
10.23	Engagement Letter with Roth Capital Partners, LLC dated December 7, 2017. (32)
10.24	Fairness Opinion dated December 13, 2017. (33)
10.25	Form of Securities Purchase Agreement. (34)
10.26	Form of Securities Purchase Agreement. (35)
10.27	Patent Rights Purchase and Assignment Agreement with XpresSpa Group, Inc. dated January 11, 2018. (36)
10.28	Amendment No. 1 to Agreement and Plan of Merger dated January 23, 2018. (37)
10.29	Lease Agreement, by and between 9349-0001 Quebec Inc. and Cryptoespace Inc., dated November 11, 2017. (38)
10.30	Assignment and Assumption Agreement, by and between Blocespace Inc. and Marathon Crypto Mining, Inc., dated February 12, 2018 (39)
10.31	Settlement Agreement and Release of Claims, dated March 8, 2018. (40)
10.32	Amendment No. 2 to Agreement and Plan of Merger, dated March 19, 2018. (41)
10.33	Amended and Restated Agreement and Plan of Merger, dated April 3, 2018. (42)
10.34	Executive Employment Agreement (46)
10.35	Executive Employment Agreement (47)
10.36	At the Market Offering Agreement with HC Wainwright & Co., dated July 2019 (49)
10.37	Asset Purchase Agreement with SelectGreen, Ltd., dated August 2019 (50)
10.38	Form of Lockup Agreement (51)
10.39	Form of At the Market Agreement (52)
10.40	Sales and Purchase Agreement between the Company and Bitmain (53)
10.41	Executive Employment Agreement between the Company and Simeon Salzman (54)
10.42	Sales and Purchase Agreement between the Company and Bitmain (55)
10.43	Sales and Purchase Agreement between the Company and Bitmain (56)
10.44	Form of At the Market Agreement (57)
10.45	Sales and Purchase Agreement between the Company and Bitmain (58)
10.46	Employment Agreement with Fred Thiel (60)
10.47	Intentionally omitted
10.48	Binding Letter of Intent with Compute North, LLC (62)
10.49	Purchase Agreement dated July 30, 2021 (63)
10.50	Master Securities Loan Agreement between the Company and NYDIG Funding, LLC, dated August 27, 202 (64).
10.51	Compute North Agreements (65)
10.52	Line of Credit with Silvergate Bank (65)
10.53	Amended Hosting Agreement between the Company and Compute North dated as of November 30, 2021 (67)
10.54	Operating Agreement, dated November 30, 2021 of Marathon Compute North 1 LLC(67)
10.55	Hosting Agreement between the Company and the LLC dated as of November 30, 2021 (67)
10.56	Bitmain Agreement (68)
10.57	Employment Agreement (69)
14.1	Code of Business Conduct and Ethics (43)
16.1	SingerLewak LLP letter to the Securities and Exchange Commission. (44)
16.2	Letter from BDO USA, LLP dated November 30, 2017. (45)
23.1	Consent of Marcum, LLP
23.2	Consent of RBSM, LLP
31.1	Certification of Chief Executive Officer pursuant to Section302 of the Sarbanes-Oxley Act 2002*
31.2	Certification of Chief Financial Officer pursuant to Section302 of the Sarbanes-Oxley Act 2002*
32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer*

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Document

* Filed herein.

(1)	Previously filed as Exhibit 3.1 to Current Report on Form 8-K filed December 9, 2011 and incorporated herein by reference.
(2)	Previously filed as Exhibit 3.1 to Current Report on Form 8-K filed February 20, 2013 and incorporated herein by reference.
(3)	Previously filed as Exhibit 3.1 to Current Report on Form 8-K filed July 19, 2013 and incorporated herein by reference.
(4)	Previously filed as Exhibit 3.4 to Registration Statement on Form S-4 filed January 24, 2018 and incorporated herein by reference.
(5)	Previously filed as Exhibit 3.2 to Current Report on Form 8-K filed December 9, 2011 and incorporated herein by reference
(6)	Previously filed as Exhibit 3.2 to Current Report on Form 8-K filed May 7, 2014 and incorporated herein by reference.
(7)	Previously filed as Exhibit 4.1 to Current Report on Form 8-K filed December 1, 2017 and incorporated herein by reference.
(8)	Previously filed as Exhibit 4.1 to Current Report on Form 8-K filed December 22, 2017 and incorporated herein by reference.
(9)	Previously filed as Exhibit 4.4 to Registration Statement on Form S-4 filed January 24, 2018 and incorporated herein by reference.
(10)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed August 15, 2017 and incorporated herein by reference.
(11)	Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed August 15, 2017 and incorporated herein by reference.
(12)	Previously filed as Exhibit 4.1 to Current Report on Form 8-K filed August 15, 2017 and incorporated herein by reference.
(13)	Previously filed as Exhibit 4.2 to Current Report on Form 8-K filed August 15, 2017 and incorporated herein by reference.
(14)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed July 18, 2017 and incorporated herein by reference.
(15)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed August 9, 2017 and incorporated herein by reference.
(16)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed December 1, 2017 and incorporated herein by reference.
(17)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed September 5, 2017 and incorporated herein by reference.
(18)	Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed September 5, 2017 and incorporated herein by reference.
(19)	Previously filed as Exhibit 10.3 to Current Report on Form 8-K filed September 5, 2017 and incorporated herein by reference.
(20)	Previously filed as Exhibit 10.4 to Current Report on Form 8-K filed September 5, 2017 and incorporated herein by reference.
(21)	Previously filed as Exhibit 10.5 to Current Report on Form 8-K filed September 5, 2017 and incorporated herein by reference.
(22)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed September 12, 2017 and incorporated herein by reference.
(23)	Previously filed as Exhibit 10.14 to Registration Statement on Form S-4 filed January 24, 2018 and incorporated herein by reference.
(24)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed November 2, 2017 and incorporated herein by reference.
(25)	Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed November 2, 2017 and incorporated herein by reference.
(26)	Previously filed as Exhibit 10.3 to Current Report on Form 8-K filed November 2, 2017 and incorporated herein by reference.

(27)	Previously filed as Exhibit 10.18 to Registration Statement on Form S-4 filed January 24, 2018 and incorporated herein by reference.
(28)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed August 9, 2017 and incorporated herein by reference.
(29)	Previously filed as Exhibit 10.20 to Registration Statement on Form S-4 filed January 24, 2018 and incorporated herein by reference.
(30)	Previously filed as Exhibit 10.21 to Registration Statement on Form S-4 filed January 24, 2018 and incorporated herein by reference.
(31)	Previously filed as Exhibit 10.22 to Registration Statement on Form S-4 filed January 24, 2018 and incorporated herein by reference.
(32)	Previously filed as Exhibit 10.23 to Registration Statement on Form S-4 filed January 24, 2018 and incorporated herein by reference.
(33)	Previously filed as Exhibit 10.24 to Registration Statement on Form S-4 filed January 24, 2018 and incorporated herein by reference.
(34)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed December 12, 2017 and incorporated herein by reference
(35)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed December 19. 2017 and incorporated herein by reference
(36)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed January 18, 2018 and incorporated herein by reference.
(37)	Previously filed as Exhibit 10.28 to Registration Statement on Form S-4 filed January 24, 2018 and incorporated herein by reference.
(38)	Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed February 15, 2018 and incorporated herein by reference.
(39)	Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed February 15, 2018 and incorporated herein by reference.
(40)	Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed July 31, 2018 and incorporated herein by reference.
(41)	Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed March 20, 2018 and incorporated herein by reference.
(42)	Previously filed as Exhibit 10.4 to Current Report on Form 8-K filed April 4, 2018 and incorporated herein by reference.
(43)	Previously filed as Exhibit 14.1 to Annual Report on 10- K filed March 31, 2014 and incorporated herein by reference.
(44)	Previously filed as Exhibit 16.1 to Current Report on Form 8-K filed January 17, 2017 and incorporated herein by reference.
(45)	Previously filed as Exhibit 16.1 to Current Report on Form 8-K filed December 1, 2017 and incorporated herein by reference.
(46)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed October 16, 2018 and incorporated herein by reference.
(47)	Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed on October 16, 2018 and incorporated herein by reference.
(48)	Previously filed as Exhibit 3.1 to Current Report on Form 8-K filed on April 8, 2019 and incorporated herein by reference.
(49)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed on July 19, 2019 and incorporated herein by reference.
(50)	Previously filed as Exhibit 10.1 to Current report on Form 8-K filed on August 29, 2019 and incorporated herein by reference.
(51)	Previously filed as Exhibit 4.1 to S-1/A filed on July 23, 2020
(52)	Previously filed as Exhibit 10.1 to S-3 filed on August 6, 2020
(53)	Previously filed as Exhibit 10.1 to 8-K filed on August 18, 2020
(54)	Previously filed as Exhibit 10.1 to 8-K filed on October 24, 2020
(55)	Previously filed as Exhibit 10.1 to 8-K filed October 29, 2020
(56)	Previously filed as Exhibit 10.1 to 8-K filed on December 11, 2020
(57)	Previously filed as Exhibit 10.1 to S-3 filed on December 11, 2020
(58)	Previously filed as Exhibit 10.1 to 8-K filed on December 28, 2020
(59)	Previously filed as Exhibit 4.1 to 8-K filed on January 15, 2021
(60)	Previously filed as Exhibit 99.1 to 8-K filed on April 30, 2021
(61)	Intentionally omitted
(62)	Previously filed as Exhibit 10.1 to 8-K filed on May 27, 2021
(63)	Previously filed as Exhibit 10.1 to 8-K dated August 4, 2021
(64)	Previously filed as Exhibit 10.1 to 8-K dated September 2, 2021
(65)	Previously filed as Exhibits 10.1 and 10.2 to 10-Q dated November 15, 2021
(66)	Previously filed as Exhibits 4.1 and 4.2, respectively, to 8-K dated November 18, 2021 and 8-K dated November 24, 2021
(67)	Previously filed as Exhibits 10.1, 10.2 and 10.3, respectively, to 8-K dated December 6, 2021
(68)	Previously filed as Exhibit 10.1 to 8-K dated December 28, 2021
(69)	Previously filed as Exhibit 10.1 to Form 8-K dated January 3, 2022
(70)	Previously filed as Exhibit 4.12 to Registration Statement filed on Form S-3ASR dated February 11, 2022

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 9, 2022

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

Signature	Title	Date

/s/ Fred Thiel	Chief Executive Officer and Chairman	March 9, 2022
Fred Thiel	(Principal Executive Officer)

/s/ Simeon Salzman	Chief Financial Officer	March 9, 2022
Simeon Salzman	(Principal Financial and Accounting Officer)

/s/ Said Ouissal	Director	March 9, 2022
Said Ouissal

/s/ Jay Leupp	Director	March 9, 2022
Jay Leupp

/s/ Georges Antoun	Director	March 9, 2022
Georges Antoun

/s/ Kevin DeNuccio	Director	March 9, 2022
Kevin DeNuccio

/s/ Sarita James Sarita James	Director	March 9, 2022

