Form 10-Q
period 2022-03-31
MARATHON DIGITAL HOLDINGS, INC.
filed 2022-05-06
CIK 1507605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, 106,308,647 shares of common stock are issued and outstanding as of May 6, 2022.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, “Marathon Digital Holdings, Inc.,” “we,” “us,” “our” and similar terms refer to Marathon Patent Group, Inc., a Nevada corporation, and its subsidiaries.

Item 1. Financial Statements

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$118,511,331	$268,522,019
Digital currencies	135,123,592	102,805,980
Digital currencies, restricted	20,437,284	20,437,284
Subscription receivable	4,720,197	-
Deposits	40,791,699	34,458,347
Investment fund	218,236,903	223,778,545
Loan receivable	30,000,000	30,000,000
Prepaid expenses and other current assets	24,764,814	8,148,016
Total current assets	592,585,820	688,150,191

Other assets:
Property and equipment (net of accumulated depreciation and impairment charges of $34,884,957 and $21,311,461 , respectively)	333,317,458	276,242,794
Advances to vendor	594,239,887	466,254,623
Investments	13,499,825	3,000,000
Long term prepaids	3,130,766	13,665,589
Right-of-use assets	1,326,491	-
Intangible assets (net of accumulated amortization and impairment charges of $293,049 and $280,497, respectively)	-	931,226
Total other assets	945,514,427	760,094,232
TOTAL ASSETS	$1,538,100,247	$1,448,244,423

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,715,259	$10,772,523
Accrued expenses	4,124,873	2,154,616
Operating lease liabilities	264,460	-
Accrued interest	2,710,411	867,260
Total current liabilities	14,815,003	13,794,399
Long-term liabilities
Notes payable	729,376,808	728,405,922
Operating lease liabilities	1,071,459	-
Deferred tax liabilities	18,723,657	23,020,721
Total long-term liabilities	749,171,924	751,426,643

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, 0.0001 par value, 50,000,000 shares authorized, no shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	-	-
Common stock, 0.0001 par value; 200,000,000 shares authorized; 106,051,713 and 102,733,273 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	10,605	10,273
Additional paid-in capital	939,741,806	835,693,610
Accumulated other comprehensive loss	(450,719)	(450,719)
Accumulated deficit	(165,188,372)	(152,229,783)
Total stockholders’ equity	774,113,320	683,023,381
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,538,100,247	$1,448,244,423

The accompanying notes are an integral part to these unaudited consolidated condensed financial statements.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues
Digital currency mining	$51,717,718	$9,152,815
Total revenues	51,717,718	9,152,815

Costs and expenses
Cost of revenue	26,393,636	2,406,415
Operating and administrative expenses
Compensation and related taxes	10,342,967	52,405,786
Professional fees	2,247,378	426,638
General and administrative	1,389,388	307,191
Impairment of mined digital currency	19,551,254	662,199
Impairment of patents	919,363	-
Total operating and administrative expenses	34,450,350	53,801,814
Operating income (loss)	(9,126,268)	(47,055,414)
Other income (expenses)
Change in fair value of investment fund	(5,541,642)	131,822,950
Change in fair value of warrant liability	-	(1,591,895)
Interest income	228,693	183,828
Other income (expenses)	(2,400)	(1,524)
Total other (expenses) income	(5,315,349)	130,413,359
Interest expense	(2,814,036)	(1,203)
Loss before income taxes	$(17,255,653)	$83,356,742
Income tax benefit	4,297,064	-
Net income (loss)	$(12,958,589)	$83,356,742

Net income (loss) per share, basic:	$(0.13)	$0.88
Net income (loss) per share, diluted:	$(0.13)	$0.87
Weighted average shares outstanding, basic:	103,102,596	94,350,216
Weighted average shares outstanding, diluted:	103,102,596	96,251,240

The accompanying notes are an integral part to these unaudited consolidated condensed financial statements.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended March 31, 2022

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’

	Number	Amount	Number	Amount	Capital	Deficit	Loss	Equity
Balance as of December 31, 2021	-	$-	102,733,273	$10,273	$835,693,610	$(152,229,783)	$(450,719)	$683,023,381
Stock based compensation	-	-	118,796	12	9,275,340	-	-	9,275,352
Issuance of common stock, net of offering costs/At-the-market offering	-	-	2,999,644	300	90,192,877	-	-	90,193,177
Common stock issued for long term service contract	-	-	200,000	20	4,579,979	-	-	4,579,999
Net loss	-	-	-	-	-	(12,958,589)	-	(12,958,589)
Balance as of March 31, 2022	-	$-	106,051,713	$10,605	$939,741,806	$(165,188,372)	$(450,719)	$774,113,320

For the Three Months Ended March 31, 2021

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Loss	Equity
Balance as of December 31, 2020	-	$-	81,974,619	$8,197	$428,242,763	$(116,055,277)	$(450,719)	$311,744,964
Stock based compensation	-	-	4,701,442	470	51,031,125	-	-	51,031,595
Issuance of common stock, net of offering costs/At-the-market offering	-	-	12,500,000	1,250	237,428,369	-	-	237,429,619
Options exercised for cash	-	-	23,500	2	(2)	-	-	(0)
Warrant exercised for cash	-	-	170,904	17	160,145	-	-	160,162
Net loss	-	-	-	-	-	83,356,742	-	83,356,742
Balance as of March 31, 2021	-	$-	99,370,465	$9,936	$716,862,400	$(32,698,535)	$(450,719)	$683,723,082

The accompanying notes are an integral part to these unaudited consolidated condensed financial statements.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(12,958,589)	$83,356,742
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	18,538,926	1,298,936
Impairment of patents	919,363	-
Deferred tax benefit	(4,297,064)	-
Change in fair value of warrant liability	-	1,591,895
Change in fair value of investment securities	5,541,642	(131,822,950)
Impairment of digital currencies	19,551,254	662,199
Stock based compensation	9,275,352	51,031,595
Amortization of right-of-use assets	26,132	16,597
Amortization of bond issuance costs	970,886	-
Other adjustments from operations	-	80,863
Changes in operating assets and liabilities:
Digital currencies	(51,868,867)	(9,152,816)
Deposits	(6,287,068)	-
Lease liability	(16,704)	(18,701)
Prepaid expenses and other assets	(6,210,505)	(113,847)
Accounts payable and accrued expenses	(1,087,007)	(13,774)
Accrued interest	1,843,151	-
Net cash used in operating activities	(26,059,098)	(3,083,261)
CASH FLOWS FROM INVESTING ACTIVITIES
Advances to vendor	(192,390,625)	(63,221,724)
Purchase of property and equipment	(6,534,120)	(25,456,714)
Purchase of equity investments	(10,499,825)	-
Purchase of investment securities	-	(150,000,000)
Sale of digital currencies	-	16,000
Net cash used in investing activities	(209,424,570)	(238,662,438)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock/At-the-market offering	88,127,270	327,103,650
Offering costs for the issuance of common stock/At-the-market offering	(2,654,290)	(14,906,805)
Proceeds received on exercise of options and warrants	-	160,164
Net cash provided by financing activities	85,472,980	312,357,009

Net (decrease) increase in cash and cash equivalents	(150,010,688)	70,611,310
Cash and cash equivalents — beginning of period	268,522,019	141,322,776
Cash and cash equivalents — end of period	$118,511,331	$211,934,086

Supplemental schedule of non-cash investing and financing activities:
Options exercised into common stock	$-	$2
Operating lease assets obtained in exchange for new operating lease liabilities	$1,352,623	$-
Receivable due to share issuance	$4,720,197	$-
Common stock issued for service and license agreements	$4,579,999	$-

The accompanying notes are an integral part to these unaudited consolidated condensed financial statements.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Marathon Digital Holdings, Inc. (the “Company”) was incorporated in the State of Nevada on February 23, 2010 under the name Verve Ventures, Inc. On December 7, 2011, the Company changed its name to American Strategic Minerals Corporation and was engaged in exploration and potential development of a minerals business. In June 2012, the Company discontinued the minerals business and began to invest in real estate properties in Southern California. In October 2012, the Company discontinued its real estate business and the Company commenced IP licensing operations, at which time the Company’s name was changed to Marathon Patent Group, Inc. Since 2018, the Company purchased cryptocurrency mining machines and established a data center in Canada to mine digital assets. The Company has since expanded its activities in the mining of bitcoin. As of March 31, 2022, the Company no longer holds any legacy IP assets and is solely focused on the mining of bitcoin and ancillary opportunities within the bitcoin ecosystem.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated condensed financial statements, including the accounts of the Company’s subsidiaries, Marathon Crypto Mining, Inc., Crypto Currency Patent Holding Company and Soems Acquisition Corp., have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year ended December 31, 2022.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management include, but are not limited to, estimating the useful lives of fixed assets, the assumptions used to calculate fair value of options granted, realization of long-lived assets, deferred income taxes, unrealized tax positions and the realization of digital currencies.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies to those previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Halving – The bitcoin blockchain and the cryptocurrency reward for solving a block is subject to periodic incremental halving. Halving is a process designed to control the overall supply and reduce the risk of inflation in cryptocurrencies using a Proof-of-Work consensus algorithm. At a predetermined block, the mining reward is cut in half, hence the term “Halving”. The last halving for bitcoin occurred on May 12, 2020. For example, the current fixed reward on the bitcoin network for solving a new block is six and one quarter (6.25) bitcoins per block, which decreased from twelve and a half (12.5) bitcoins per block in May 2020. It is estimated that the number of bitcoins per block will halve again in about four (4) years. Many factors influence the price of bitcoin and potential increases or decreases in prices in advance of or following a future halving is unknown.

The following table presents the activities of the digital currencies for the three months ended March 31, 2022:

Digital currencies at December 31, 2021	$123,243,264
Additions of digital currencies	51,717,718
Impairment of digital currencies	(19,551,254)
Interest received on digital currencies, restricted	151,148
Digital currencies at March 31, 2022	$155,560,876

At March 31, 2022, we held approximately 4,579 self-mined bitcoin with a carrying value of $155.6 million and carried on the balance sheet as digital currencies ($135.1 million) and digital currencies, restricted ($20.5 million). The fair market value of the self-mined bitcoin as of March 31, 2022 was approximately $208.8 million. We also held approximately 4,794 bitcoin in an investment fund, which was valued at $218.2 million as of March 31, 2022.

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

Investments

Investments, which may be made from time to time for strategic reasons (and not to engage in the business of investments) are included in non-current assets in the consolidated balance sheets. Investments are recorded at cost and the Company analyzes these investments value on a quarterly basis. As part of the Company’s policy to maximize return on strategic investment opportunities, while preserving capital and limiting downside risk, the Company may at times enter into equity investments or SAFE agreements. The nature and timing of the Company’s investments will depend on available capital at any particular time and the investment opportunities identified and available to the Company.

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of March 31, 2022 and December 31, 2021, respectively:

	Fair value measured at March 31, 2022
	Total carrying value at March 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets
Money Market Accounts	$114,938,284	$114,938,284	$-	$-
Investment Fund	$218,236,903	$-	$218,236,903	$-

	Fair value measured at December 31, 2021
	Total carrying value at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets
Money Market Accounts	$266,635,158	$266,635,158	$-	$-
Investment Fund	$223,778,545	$-	$223,778,545	$-

There were no transfers among Levels 1, 2 or 3 during the three months ended March 31, 2022.

Net Income and Basic and Diluted Net Income per Share

Net income per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic income per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. For the three month period ending March 31, 2022, the Company incurred a loss position and as such the computation of diluted net income (loss) per share does not include dilutive common stock equivalents in the weighted average shares outstanding, as they would be anti-dilutive.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Computation of potential shares for the diluted earning (loss) per share calculation at March 31, 2022 and 2021 are as follows:

	As of March 31,
	2022	2021
Warrants to purchase common stock	324,375	448,790
Options to purchase common stock	-	81,120
Convertible notes to exchange common stock	9,812,955	-
Total	10,137,330	529,910

The following table sets forth the computation of basic and diluted income (loss) per share:

	For the Three Months Ended March 31,
	2022	2021
Net income (loss) attributable to common shareholders	$(12,958,589)	$83,356,742

Denominator:
Weighted average common shares - basic	103,102,596	94,350,216
Weighted average common shares - diluted	103,102,596	96,251,240
Income (loss) per common share - basic	$(0.13)	$0.88
Income (loss) per common share - diluted	$(0.13)	$0.87

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 3 – ADVANCES TO VENDORS AND PROPERTY AND EQUIPMENT

The Company contracts with bitcoin mining server manufacturers in procuring equipment necessary for the operation of its bitcoin mining operations. A typical agreement calls for a certain percentage of the total order to be paid in advance at specific intervals, usually (1) within several days of execution of a specific contract (2) approximately six months before each shipment date and (3) approximately one month before each shipment date. We account for these payments as Advances to vendor on the balance sheet.

As of March 31, 2022 and December 31, 2021, such advances totaled approximately $594.2 million and $466.3 million, respectively.

In addition, the Company contracts with other service providers for hosting of its equipment and operational support in data centers where the company’s equipment is deployed. These arrangements also call for advance payments to be made to vendors in conjunction with the contractual obligations associated with these services. We classify these payments as deposits on the balance sheet.

The components of property and equipment as of March 31, 2022 and December 31, 2021 are:

	Useful life (Years)	March 31, 2022	December 31, 2021
Website	7	121,787	121,787
Mining equipment	5	182,247,691	163,868,283
Construction in Progress	N/A	186,125,986	133,565,908
Mining patent	17	-	1,210,000
Gross property, equipment and intangible assets		368,495,464	298,765,978
Less: Accumulated depreciation and amortization		(35,178,006)	(21,591,958)
Property, equipment and intangible assets, net		$333,317,458	$277,174,020

The Company’s depreciation expense related to property and equipment for the three months ended March 31, 2022 and March 31, 2021 was $13,864,132 and $720,142, respectively. Amortization expense for the three months ended March 31, 2022 and March 31, 2021 was $12,552 and $17,794, respectively.

NOTE 4 - STOCKHOLDERS’ EQUITY

Common Stock

Shelf Registration Statements on Form S-3 and At The Market Offering Agreements

On February 11, 2022, we entered into an At The Market Offering Agreement, or sales agreement, with H.C. Wainwright & Co., LLC relating to shares of our common stock. In accordance with the terms of the sales agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $750,000,000 from time to time through Wainwright acting as our sales agent. As of March 31, 2022, the Company had sold 2,999,644 shares of common stock for an aggregate purchase price of $90.2 million net of offering costs pursuant to this At The Market Offering Agreement.

Series B Convertible Preferred Stock

As of March 31, 2022, there were no shares of Series B Convertible Preferred Stock outstanding.

Series E Preferred Stock

There was no Series E Convertible Preferred Stock outstanding as of March 31, 2022.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Common Stock Warrants

A summary of the status of the Company’s outstanding stock warrants and changes during the three months ended March 31, 2022 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2021	326,779	$25.54	3.5
Issued	-	$-	-
Expired	(2,404)	$52.00	-
Exercised	-	$-	-
Outstanding as of March 31, 2022	324,375	$25.00	3.8
Warrants exercisable as of March 31, 2022	324,375	$25.00	3.8

The aggregate intrinsic value of warrants outstanding and exercisable at March 31, 2022 was		$956,907

Common Stock Options

As of March 31, 2022 and December 31, 2021, there were no stock options outstanding.

Restricted Stock

A summary of the restricted stock award activity (represented by restricted stock units (RSUs) for the three months ended March 31, 2022 as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2021	642,094	$35.93
Granted	665,180	$24.64
Vested	(118,796)	$26.99
Nonvested at March 31, 2022	1,188,478	$25.78

During the first quarter of 2022, the Compensation Committee issued grants that will vest over the next four years and result in total stock compensation expense of approximately $16.3 million.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - DEBT, COMMITMENTS AND CONTINGENCIES

Debt

On October 1, 2021, the Company entered into a Revolving Credit and Security Agreement (the “Agreement”) with Silvergate Bank pursuant to which Silvergate has agreed to loan the Company up to $100 million on a revolving basis. At March 31, 2022 and December 31, 2021 there were no amounts outstanding under this facility.

On November 18, 2021, the Company issued $650 million principal amount of its 1.00% Convertible Senior Notes due 2026 (the “Notes”). The Notes were issued pursuant to, and are governed by, an indenture dated as of November 18, 2021, between the Company and U.S. Bank National Association, as trustee. Pursuant to the purchase agreement between the Company and the initial purchasers of the Notes, the Company also granted the initial purchasers an option to purchase up to an additional $97,500,000 principal amount of Notes. This option was exercised and an additional $97,500,000 principal amount of Notes were issued on November 23, 2021.

As of March 31, 2022 and December 31, 2021, notes outstanding, net of unamortized discounts of approximately $18.1 million and $19.1 million, respectively, were $729.4 million and $728.4 million, respectively.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), and has since issued amendments thereto, related to the accounting for leases (collectively referred to as “ASC 842”). ASC 842 establishes a right-of-use, or ROU, model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Effective January 1, 2019, the Company adopted ASU 842. The Company determines if an arrangement contains a lease at inception based on whether or not the Company has the right to control the asset during the contract period and other facts and circumstances.

The Company leases office space in the United States under operating lease agreements. Office space is the Company’s only material underlying asset class under operating lease agreements. The Company has no material finance leases.

Effective June 1, 2018, the Company rented its corporate office at 1180 North Town Center Drive, Suite 100, Las Vegas, Nevada 89144, on a month to month basis.

Effective February 14, 2022, the Company rented an office located at Tower 101, 101 NE Third Avenue, Fort Lauderdale, Florida, 33301, for a term of 63 months.

Effective March 1, 2022, the Company rented an office located at 300 Spectrum Center Drive, Irvine CA, 92618, for a term of 24 months.

As of March 31, 2022, the Company’s right-of-use (“ROU”) assets and total lease liabilities were $1.3 million and $1.3 million, respectively for leases in the United States. As of December 31, 2021, the Company’s ROU assets and total lease liabilities were nil. The Company has made payments and amortized the right-of-use assets totalling $16,704 and $26,132, respectively, for the three month period ending March 31, 2022.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Operation lease costs are recorded on a straight-line basis within operating expenses. The Company’s total lease expense is comprised of the following:

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Operating leases
Operating lease cost	$26,133	$18,701
Operating lease expense	26,133	18,701
Short-term lease rent expense	7,139	6,687
Total rent expense	$33,272	$25,388

Additional information regarding the Company’s leasing activities as a lessee is as follow:

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Operating cash flows from operating leases	$16,704	$-
Weighted-average remaining lease term – operating leases	4.7	-
Weighted-average discount rate – operating leases	5.0%	0.0%

As of March 31, 2022, contractual minimum lease payments are as follows for the next five years.

Year	Amount
2022 (remaining)	$182,318
2023	$323,582
2024	$248,447
2025	$236,696
2026	$240,991
Thereafter	$101,824
Total	$1,333,858

Legal Proceedings

Ho Matter

On January 14, 2021, Plaintiff Michael Ho (“Plaintiff” or “Ho”) filed a Civil Complaint for Damages and Restitution (“Complaint”) against Marathon Digital Holdings, Inc. (the “Company”) and 10 Doe Defendants. The Complaint alleges six causes of action against the Company, (1) Breach of Written Contract; (2) Breach of Implied Contract; (3) Quasi-Contract; (4) Services Rendered; (5) Intentional Interference with Prospective Economic Relations; and (6) Negligent Interference with Prospective Economic Relations, which is the one plead against “all Defendants” and is most likely to involve later named defendants. The claims arise from the same set of facts, Ho alleges that the Company profited from commercially-sensitive information he shared with the Company and then it refused to compensate him for his role in securing the acquisition of a supplier of energy for the Company. On February 22, 2021, the Company responded to Mr. Ho’s Complaint with a general denial and the assertion of applicable affirmative defenses. Then, on February 25, 2021, the Company removed the action to the United States District Court in the Central District of California, where the action remains pending. Marathon filed a motion for summary judgment/adjudication of all causes of action. On February 11, 2022, the Court granted the motion and dismissed Ho’s 2nd, 5th and 6th causes of action. Discovery is closed. The Court held a pre-trial conference on February 24, 2022, where it vacated the March 3, 2022 trial date and ordered the parties to meet and confer on a new trial date. The Court discussed the various theories of damages maintained by the parties. In its ruling on the summary judgment motion and at the pre-trial conference on February 24, 2022, the Court noted that a jury is more likely to accept $150,000 as an appropriate damages amount if liability is found, as opposed to the various theories espoused by Ho that result in multi-million dollar recoveries. Due to outstanding issues of fact and law, it is impossible to predict the outcome at this time; however, after consulting legal counsel, the Company is confident that it will prevail in this litigation, since it did not have a contract with Mr. Ho and he did not disclose any commercially-sensitive information under any mutual nondisclosure agreement that was used to structure any joint venture with energy providers. Trial is set to begin on May 26, 2022.

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

Putative Complaint

On December 17, 2021, a putative class action complaint was filed in the United States District Court for the District of Nevada, against the Company and present and former senior management. The Complaint alleges securities fraud related to the disclosure of an SEC investigation previously made by the Company on November 15, 2021. Plaintiff Tad Schlatre served the Complaint on the Company on March 1, 2022.

Derivative Complaint

On February 18, 2022, a shareholder derivative complaint was filed in the United States District Court for the District of Nevada, against current and former members of the Company’s board of directors and senior management. The complaint is based on allegations substantially similar to the allegations in the December 2021 putative securities class action complaint, related to the Company’s disclosure of an SEC investigation previously made by the Company on November 15, 2021. On March 4, 2022, the Complaint was served on the Company. On April 4, 2022, the defendants moved to dismiss the Complaint.

On May 5, 2022, a second shareholder derivative complaint was filed in the United States District Court for the District of Nevada, against current and former members of the Company’s board of directors and senior management.  The complaint is based on allegations substantially similar to the allegations in the February 18, 2022 derivative complaint.

In the opinion of management, after consulting legal counsel, the ultimate disposition of these five matters will not have a material adverse effect on the Company and its related entities combined financial position, results of operations, or liquidity.

NOTE 6 – Subsequent Events

The Company has evaluated subsequent events through the date the consolidated financial statements were available to be issued and has concluded that no such events or transactions took place that would require disclosure herein except as stated directly below.

Subsequent to March 31, 2022, the Company has drawn down on the revolving line of credit in an amount of $70,000,000.

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

Information regarding market and industry statistics contained in this Report is included based on information available to us that we believe is accurate. It is generally based on industry and other publications that are not produced for purposes of securities offerings or economic analysis. We have not reviewed or included data from all sources and cannot assure investors of the accuracy or completeness of the data included in this Report. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. We do not assume any obligation to update any forward-looking statement. As a result, investors should not place undue reliance on these forward-looking statements.

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

Business of the Company

Marathon Digital Holdings, Inc. (the “Company”) was incorporated in the State of Nevada on February 23, 2010 under the name Verve Ventures, Inc. On December 7, 2011, the Company changed its name to American Strategic Minerals Corporation and were engaged in exploration and potential development of uranium and vanadium minerals business. In June 2012, the Company discontinued the minerals business and began to invest in real estate properties in Southern California. In October 2012, the Company discontinued its real estate business and the Company commenced IP licensing operations, at which time the Company’s name was changed to Marathon Patent Group, Inc. As of March 31, 2022, the Company no longer holds any legacy IP assets and is solely focused on the mining of bitcoin and ancillary opportunities within the bitcoin ecosystem under the name Marathon Digital Holdings, Inc.

Covid 19 Pandemic

The impact of the worldwide spread of a novel strain of coronavirus (“COVID 19”) has been and continues to be unprecedented and unpredictable, although less of a concern as it was one year ago, but based on the Company’s current assessment, the Company does not expect any material impact on its long-term strategic plans, operations and its liquidity due to the worldwide spread of COVID-19. However, the Company is continuing to assess the effect on its operations by monitoring the spread of COVID-19 and the actions implemented to combat the virus throughout the world and its assessment of the impact of COVID-19 may change.

Recent developments

On March 31, 2022, Marathon Digital Holdings, Inc. (the “Company”) amended its previously announced agreements with affiliates of Beowulf Energy LLC, a Delaware limited liability company (collectively and as applicable, “Beowulf”), and Two Point One, LLC, a Delaware limited liability company (“2P1”), pursuant to which Beowulf and 2P1 have been designing and developing a data center facility of up to 110-megawatts (the “Facility”) located next to, and supplied energy directly from, Beowulf’s power generation station in Hardin, MT. As part of the Company’s mandate to become carbon neutral by the end of the 2022 fiscal year, the Company, Beowulf and 2P1 agreed to terminate the Data Facility Services Agreement, the Power Purchase Agreement and the Ground Lease for the Facility as of August 15, 2022, and the Company will redeploy its Hardin-installed miners to renewable power facilities on or before September 30, 2022.

Effective March 31, 2022, Douglas Mellinger was appointed as a director to the Board of Directors of Marathon Digital Holdings, Inc. (the “Company”) to fill the vacancy created by Merrick Okamoto’s departure at the end of 2021. Effective the same date, Hugh Gallagher was appointed as the Company’s Chief Financial Officer, and Simeon Salzman was appointed as its Chief Accounting Officer.

The Company began operating its own mining pool in May 2021. Prior to participating in the Company’s own mining pool, the Company’s miners contributed hashrate to F2Pool. BTC earned by the pool are allocated to pool participants based on the proportion of hashrate contributed to the pool per participant at the time of the reward. From May 2021 to December 2021, the Company’s miners contributed approximately 94% of the pool’s total hashrate, with 3rd party operators contributing approximately 6%. Effective April 30, 2022, third party miners are no longer permitted to participate in the Company’s mining pool, and prospectively, the Company will be the only participant and contribute 100% of the pool’s hashrate. As such, the Company will no longer incur pool fees for operating its own mining pool as the sole customer of the pool.

Critical Accounting Matters

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

At March 31, 2022, we held approximately 4,579 self-mined bitcoin with a carrying value of $155.6 million and carried on the balance sheet as digital currencies ($135.1 million) and digital currencies, restricted ($20.5 million). We also held approximately 4,794 bitcoin in an investment fund, which was valued at $218.2 million as of March 31, 2022. We expect to increase our bitcoin holdings over time primarily through mining activities, though we may purchase or sell bitcoin in future periods as needed for treasury management or general corporate purposes.

Revenue Recognition

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers. The core principle of this revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The mining of Bitcoin (“BTC”) is a continuous process, with computers running calculations 24 hours per day, 7 days per week in support of the bitcoin blockchain, verifying transactions and adding verified “blocks” of transactions to the blockchain. When the mining pool in which the Company participates solves the equation to verify a block, that block is added to the Bitcoin blockchain and the pool is rewarded BTC in return. Blocks are added to the bitcoin blockchain on average every 10 minutes, and each new block is a new contract / performance obligation. The time between contract inception and receipt of consideration, as it relates to a mining pool, is therefore not materially different.

The Company utilizes custodian services, provided by NYDIG, related to allocating and disbursing the pool rewards after they are earned by the pool. The mining rewards (in the form of BTC) are allocated to pool participants based on the proportion of hashrate contributed to the pool per participant at the time of the reward. NYDIG confirms this allocation among pool participants within 24 hours of a block reward. As bitcoin’s blockchain operates 24 hours a day, 365 days a year, in the case where the pool receives mining rewards when there is a federal holiday or over the weekend (Saturday/Sunday), NYDIG sends the respective earnings report on the next available business day. Once participants confirm the NYDIG calculations, the mining rewards are sent to each participants digital wallet, at that time upon constructive receipt, the Company will then effectively recognize revenue using the closing price during that respective day multiplied by the bitcoin rewards received. The Company aggregates all BTC rewards confirmed in any given day and records revenue in USD at the prevailing market price at the end of the day. The value of the BTC rewards, utilizing the prevailing market prices at constructive receipt, is not materially different than the value recognized. Management utilizes various pricing sources, including sources readily available to the general public (such as Messari.io, Yahoo Finance and Blockchain.com) to ensure the reasonableness of our assessment of valuation and we periodically review or back check this assumption for reasonableness.

The Company began operating its own mining pool in May 2021. In addition to mining within the pool, the Company, as pool operator, recognizes approximately 0.5% of any block reward as pool fee revenue. This fee is subtracted from BTC rewarded prior to the allocation of the BTC reward among the pool participants based on contributed hashrate. As a result, revenues associated directly with bitcoin mining activities are recorded net of any pool fee with an offsetting cost of revenue. Pool operator fees were approximately $0.3 million for the three month period ended March 31, 2022. There were no pool operator fees recorded in the comparable prior-year period. Effective April 30, 2022, third party miners are no longer permitted to participate in the Company’s mining pool, and prospectively, the Company will be the only participant and contribute 100 % of the pool’s hashrate. As such, the Company will no longer incur pool fees for operating its own mining pool as the sole customer of the pool.

In addition to the block rewards and pool operator fees, transaction verification fees are awarded per block reward and vary in amount. These transaction fees were approximately $0.6 million for the three months ended March 31, 2022 and $0.0 million for the comparable prior-year period.

Impairment of Long-lived Assets

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the quarter ended March 31, 2022 the Company completed a final review of patents which remained from our legacy as a patent company and determined that there was no longer any value to these patents. As a result, the Company wrote those patents off during the quarter, incurring an impairment of $919,363.

Non-GAAP Financial Measures

We are providing supplemental non-GAAP financial measures for (i) Adjusted Net Income (ii) Adjusted EBITDA.

Adjusted net income

We define Adjusted Net Income as GAAP net income (or loss) for the period with adjustments to add back the impacts of (1) stock compensation expense, net of withholding taxes (2) changes in the fair market value of our investment fund and (3) the tax effects of the aforementioned adjustments. This non-GAAP measure is used by management to evaluate earnings performance from period-to-period given that (i) we expect that share-based compensation expense will continue to be a recurring expense that may vary significantly from period-to-period and (ii) we also hold digital currencies in an investment fund that requires fair value accounting of the bitcoin held in the fund. Given that this treatment is fundamentally different from the accounting for our self-mined bitcoin (a long-lived intangible that is evaluated for impairment but not reported at market value) and can also vary significantly from period-to-period, we believe our measure of Adjusted Net Income provides management and investors with a meaningful view of earnings resulting from current operating activities.

	For the three months ended March 31,
	2022	2021	Variance
Net (loss) income	$(12,958,589)	$83,356,742	$(96,315,331)
Adjustments:
Stock Compensation Expense, net of withholding taxes	9,275,352	51,031,595	(41,756,243)
Change in FMV of investment fund	5,541,642	(131,822,950)	137,364,592
Income tax impact of adjustments, net	(3,681,985)	-	(3,681,985)
Adjusted net income (loss)	$(1,823,580)	$2,565,387	$(4,388,967)

Adjusted net income (loss) per share, basic:	$(0.02)	$0.03	$(0.05)
Adjusted net income (loss) per share, diluted:	$(0.02)	$0.03	$(0.05)

Weighted average shares outstanding, basic:	103,102,596	94,350,216
Weighted average shares outstanding, diluted:	103,102,596	96,251,240

Adjusted EBITDA

We define Adjusted EBITDA as GAAP net income (or loss) for the period with adjustments to add back the impacts of (1) depreciation and amortization (2) interest expense (3) income tax expense and (4) adjustments for non-cash and non-recurring items which currently include (i) stock compensation expense, net of withholding taxes (ii) changes in the fair market value of our investment fund (iii) changes in fair value of warrant liability (iv) impairment of digital currencies and (v) other impairments of long-lived assets. Adjusted EBITDA in future periods would also likely include adjustments for unusual or infrequent items that might impact the comparability of our financial results, for example losses on early extinguishments of debt or unusually large gains or losses on sales of assets if these items were to occur. This non-GAAP measure is used by management in evaluating operating performance and we believe it to be a meaningful non-GAAP measure used by investors to compare the Company’s operating performance with that of other companies within the industry.

	For the three months ended March 31,
	2022	2021	Variance
Net income (loss)	$(12,958,589)	$83,356,742	$(96,315,331)
Adjustments:
Depreciation and amortization	18,538,926	1,298,936	17,239,990
Interest expense	2,814,036	1,203	2,812,833
Income tax expense (benefit)	(4,297,064)	-	(4,297,064)
EBTIDA	$4,097,309	$84,656,881	$(80,559,572)
Adjustments for non-cash and non-recurring items:
Stock compensation expense, net of withholding tax	9,275,352	51,031,595	(41,756,243)
Change in FMV of investment fund	5,541,642	(131,822,950)	137,364,592
Change in fair value of warrant liability	-	1,591,895	(1,591,895)
Impairment of digital currencies	19,551,254	662,199	18,889,055
Impairment of patents	919,363	-	919,363
Adjusted EBITDA	$39,384,920	$6,119,620	$33,265,300

Depreciation and amortization consists of depreciation on fixed assets of approximately $13.9 million, amortization of prepaid service contracts of approximately $4.7 million and amortization of intellectual property of $12,552 for the three month period ending March 31, 2022.

These supplemental financial measures are not measurements of financial performance under generally accepted accounting principles in the United States (“GAAP”) and, as a result, these measures may not be comparable to similarly titled measures of other companies. Management uses these non-GAAP financial measures internally to help understand, manage, and evaluate our business performance and to help make operating decisions. We believe that this combination of reconciliations from GAAP net income to Non-GAAP measures is important when taken together with the GAAP financial results in that they provide a meaningful view of earnings performance for management and investors. We also believe that these Non-GAAP measures provide additional information to investors about the Company’s performance because they eliminate certain items not associated with current-period transactions and other significant discrete items that might impact the comparison of period-to-period results

Non-GAAP financial measures are subject to material limitations as they are not in accordance with, or a substitute for, measurements prepared in accordance with GAAP. Our non-GAAP financial measures are not meant to be considered in isolation and should be read only in conjunction with our Consolidated Condensed Financial Statements, which have been prepared in accordance with GAAP. We rely primarily on such Consolidated Condensed Financial Statements to understand, manage, and evaluate our business performance and use the non-GAAP financial measures only supplementally.

Recent Issued Accounting Standards

See Note 2 to our consolidated financial statements for a discussion of recent accounting standards and pronouncements.

Results of Operations

For the Three Months Ended March 31, 2022 and 2021

	For the three months ended March 31,
	2022	2021	Variance	%
Revenues	$51,717,718	$9,152,815	$42,564,903	465%
Cost of revenues (includes depreciation and amortization)	26,393,636	2,406,415	23,987,221	997%
Total margin (1)	25,324,082	6,746,400	18,577,682	275%
Operating and administrative expenses	34,450,350	53,801,814	(19,351,464)	-36%
Operating income (loss)	(9,126,268)	(47,055,414)	37,929,146	-81%
Other income (loss)	(5,315,349)	130,413,359	(135,728,708)	-104%
Interest expense	(2,814,036)	(1,203)	(2,812,833)	NM
Income (loss) before income taxes	(17,255,653)	83,356,742	(100,612,395)	-121%
Income tax expense (benefit)	4,297,064	-	4,297,064	NM
Net income (loss)	(12,958,589)	83,356,742	(96,315,331)	-116%

Adjusted net income (loss)	(1,823,580)	2,565,387	(4,388,967)	-171%
Total margin excluding depreciation and amortization	43,863,008	8,045,337	35,817,672	445%
Adjusted EBITDA	39,384,920	6,119,620	33,265,300	544%
Bitcoin self-mined during the period	1,258.6	191.8	1,066.8	556%

(1)	Total margin is defined as revenues less cost of revenues
NM - percent variance is not meaningful

Revenues, Costs, Total Margin

We generated revenues of $51.7 million during the three months ended March 31, 2022 as compared to $9.2 million during the three months ended March 31, 2021. This $42.6 million increase in revenue was driven by significantly higher mining activity ($50.9 million) partially offset by lower revenue per bitcoin mined ($8.3 million) resulting from lower market prices for bitcoin compared with the prior year period.

Direct cost of revenues during the three months ended March 31, 2022 amounted to $26.4 million compared with $2.4 million in the prior-year period. This $24 million increase in cost was driven by significantly higher mining activities ($13.4 million) and higher costs per bitcoin mined ($10.6 million). The increase in cost per bitcoin mined was primarily related to higher depreciation and amortization expenses related to significant increases in the number of mining servers placed into service.

Total margin, defined as revenues less cost of revenue, totaled $25.3 million compared with $6.7 million in the prior year period. This $18.6 million increase in total margin was driven by higher mining activity ($37.5 million) partially offset by lower revenue per bitcoin mined ($8.3 million) and higher cost of revenue per bitcoin mined ($10.6 million).

Operating expenses

We incurred operating expenses of $34.5 million for the three months ended March 31, 2022 a decrease of $19.4 million or 36% from the prior-year period. Our operating expenses fluctuated significantly due to non-cash expenses including stock compensation, impairments of digital currencies and impairment of legacy patents. The tables that follow provide additional details on the components of our operating expenses and highlight the fluctuations is specific areas:

	For the Three Months Ended
	March 31, 2022	March 31, 2021

Compensation and related taxes	$10,342,967	$52,405,786
Professional fees	2,247,378	426,638
Other general and administrative	1,389,388	307,191
Impairment of digital currencies	19,551,254	662,199
Impairment of patents	919,363	-
Total	$34,450,350	$53,801,814

Non-cash operating expenses consisted of the following:

	For the Three Months Ended
	March 31, 2022	March 31, 2021

Stock compensation and related taxes	$9,275,352	$51,031,141
Impairment of digital currencies	19,551,254	662,199
Impairment of patents	919,363	-
Total	$29,745,969	$51,693,340

Our operating expenses exclusive of the non-cash items listed above totaled $4.7 million for the three months ended March 31, 2022 an increase of $2.6 million from the prior-year period primarily related to compensation and professional fees associated with increased mining activities.

Other income (loss)

Other income (loss) was a net loss of ($5.3) million for the three months ended March 31, 2022 compared with income of $130.4 million in the prior-year period. The significant variance in other income (loss) was primarily related to fluctuations in the fair market value impact of our investment fund, which recorded a decrease in fair market value of $5.5 million in the current-year period and an increase in fair value of $131.8 million in the prior-year period.

Interest expense

Interest expense increased $2.8 million from the prior year period as a result of the convertible notes issued in November 2021.

Income tax expense (benefit)

Income tax expenses was a benefit of $4.3 million for the period ended March 31, 2022. Our effective tax rate from continuing operations was approximately 24.9% for the three months ended March 31, 2022, and zero for the three months ended March 31, 2021. The difference between the US statutory tax rate of 21% was primarily due to state taxes.

Net income (loss)

Despite significant increases in operational activities and revenues resulting from our bitcoin mining operations, we recorded a GAAP net loss of $(13.0) million compared with GAAP net income of $83.4 million in the prior period. This variance was primarily driven by the aforementioned fluctuation in fair value of our investment fund partially offset by the higher mining activities and lower compensation expenses.

Adjusted Net Income (loss)

Despite significant increases in operational activities and revenues resulting from our bitcoin mining operations, we recorded an Adjusted net loss of $(1.8) million compared with Adjusted net income of $2.6 million in the prior period. This variance was primarily driven by increases in impairments of digital currencies (and, to a lesser extent, an impairment of certain legacy patents) partially offset by the benefits of higher toal margin and an income tax expense benefit recorded in the current period.

Adjusted EBITDA

Adjusted EBITDA increased to $39.4 million, a $33.3 million increase from the prior year period. This increase was primarily related to higher total margin from increased mining activities in the quarter which, excluding the impact of depreciation and amortization recorded as part of cost of revenues, increased $35.8 million. This increase was partially offset by increases in operating expenses exclusive of non-cash expenses.

Financial Condition and Liquidity

The company expects to have sufficient liquidity, including cash on hand, available borrowing capacity and, to a lesser extent our bitcoin holdings, to support ongoing operations. We will continue to seek to fund the growth in our mining activities through the capital markets, including both debt and equity issuances.

Cash and cash equivalents totaled $118.5 million at March 31, 2022, a decrease of $150 million from December 31, 2021. The decrease in cash and cash equivalents was primarily driven by significant increases in investing activities related to increasing our mining activities, including advances to vendor ($192.4 million) and to a lesser extent purchases of property and equipment ($6.5 million) and deposits (6.3 million). We also invested a total of $10.5 million in various equity investees during the period. These expenditures were financed with a combination of cash on hand and proceeds from the issuance of common stock ($85.5 million). Net cash used by operating activities was $26.1 million during the period.

At March 31, 2022, we held approximately 4,579 self-mined bitcoin with a carrying value of $155.6 million and carried on the balance sheet as digital currencies ($135.1 million) and digital currencies, restricted ($20.5 million). We also held approximately 4,794 bitcoin in an investment fund, which was valued at $218.2 million as of March 31, 2022. We expect to increase our bitcoin holdings over time primarily through mining activities, though we may purchase or sell bitcoin in future periods as needed for treasury management or general corporate purposes.

There were no borrowings outstanding under the Company’s $100 million revolving credit agreement at March 31, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2022, our exposure to market risk was primarily from our At The Market Facility. During the quarter the price at which we sold our common stock per share fluctuated from $19.79 to $34.13 with an average price per share of $25.99. We would have risk on our commercial credit facility had we drawn down upon it as the interest rate changes at the greater of 6% and the prime rate plus 2.75%. We have no other floating debt obligations. As we have drawn down upon this facility in the second quarter of 2022, we will have some quantitative data in the Quarterly Report on Form 10-Q for the second quarter of this year. Our interest rate exposure will be primarily due to differences between our floating rate debt obligations compared to our floating rate short-term investments.

There have been no other material changes in our primary risk exposures or management of market risks as of this quarter.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures .

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework in the 2013 COSO framework. Based on this assessment, management concluded that our disclosure controls and procedures were not effective as of March 31, 2022 for the reasons stated in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Changes in Internal Controls.

There have been changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

We have created a position of Chief Accounting Officer to bifurcate the duties of Financial Reporting from those of the Chief Financial Officer thus providing additional high level personnel in our Finance Department. We are also undertaking an exhaustive review process of our outside internal controls consultants and bringing in additional resources to support our efforts to continue remediation of our internal controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Ho Matter

On January 14, 2021, Plaintiff Michael Ho (“Plaintiff” or “Ho”) filed a Civil Complaint for Damages and Restitution (“Complaint”) against Marathon Digital Holdings, Inc. (the “Company”) and 10 Doe Defendants. The Complaint alleges six causes of action against the Company, (1) Breach of Written Contract; (2) Breach of Implied Contract; (3) Quasi-Contract; (4) Services Rendered; (5) Intentional Interference with Prospective Economic Relations; and (6) Negligent Interference with Prospective Economic Relations, which is the one plead against “all Defendants” and is most likely to involve later named defendants. The claims arise from the same set of facts, Ho alleges that the Company profited from commercially-sensitive information he shared with the Company and then it refused to compensate him for his role in securing the acquisition of a supplier of energy for the Company. On February 22, 2021, the Company responded to Mr. Ho’s Complaint with a general denial and the assertion of applicable affirmative defenses. Then, on February 25, 2021, the Company removed the action to the United States District Court in the Central District of California, where the action remains pending. Marathon filed a motion for summary judgment/adjudication of all causes of action. On February 11, 2022, the Court granted the motion and dismissed Ho’s 2nd, 5th and 6th causes of action. Discovery is closed. The Court held a pre-trial conference on February 24, 2022, where it vacated the March 3, 2022 trial date and ordered the parties to meet and confer on a new trial date. The Court discussed the various theories of damages maintained by the parties. In its ruling on the summary judgment motion and at the pre-trial conference on February 24, 2022, the Court noted that a jury is more likely to accept $150,000 as an appropriate damages amount if liability is found, as opposed to the various theories espoused by Ho that result in multi-million dollar recoveries. Due to outstanding issues of fact and law, it is impossible to predict the outcome at this time; however, after consulting legal counsel, the Company is confident that it will prevail in this litigation, since it did not have a contract with Mr. Ho and he did not disclose any commercially-sensitive information under any mutual nondisclosure agreement that was used to structure any joint venture with energy providers. Trial is set to begin on May 26, 2022.

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

Putative Complaint

On December 17, 2021, a putative class action complaint was filed in the United States District Court for the District of Nevada, against the Company and present and former senior management. The Complaint alleges securities fraud related to the disclosure of an SEC investigation previously made by the Company on November 15, 2021. Plaintiff Tad Schlatre served the Complaint on the Company on March 1, 2022.

Derivative Complaint

On February 18, 2022, a shareholder derivative complaint was filed in the United States District Court for the District of Nevada, against current and former members of the Company’s board of directors and senior management. The complaint is based on allegations substantially similar to the allegations in the December 2021 putative securities class action complaint, related to the Company’s disclosure of an SEC investigation previously made by the Company on November 15, 2021. On March 4, 2022, the Complaint was served on the Company. On April 4, 2022, the defendants moved to dismiss the Complaint.

On May 5, 2022, a second shareholder derivative complaint was filed in the United States District Court for the District of Nevada, against current and former members of the Company’s board of directors and senior management.  The complaint is based on allegations substantially similar to the allegations in the February 18, 2022 derivative complaint.

In the opinion of management, after consulting legal counsel, the ultimate disposition of these five matters will not have a material adverse effect on the Company and its related entities combined financial position, results of operations, or liquidity.

Other than as disclosed herein, we know of no other material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation other than in the normal course of business.

Item 1A. Risk Factors.

There are no updates or changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021 except as set forth below.

Our business could be harmed by prolonged power and internet outages, shortages, or capacity constraints.

Our operations require a significant amount of electrical power and access to high-speed internet to be successful. If we are unable to secure sufficient electrical power, or if we lose internet access for a prolonged period, we may be required to reduce our operations or cease them altogether. If this occurs, our business and results of operations may be materially and adversely affected.

We are subject to risks associated with our need for significant electrical power.

Our operations have required significant amounts of electrical power, and, as we continue to expand our mining fleet, we anticipate our demand for electrical power will continue to grow. If we are unable to continue to obtain sufficient electrical power on a cost-effective basis, we may not realize the anticipated benefits of our significant capital investments.

Additionally, our operations could be materially adversely affected by prolonged power outages. Therefore, we may have to reduce or cease our operations in the event of an extended power outage, or as a result of the unavailability or increased cost of electrical power. If this were to occur, our business and results of operations could be materially and adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

10.1	Amendment Agreements, dated March 30, 2022, relating to Power Purchase Agreement, Ground Lease and Data Facilities Service Agreement at Hardin, Montana Facility
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.ins	XBRL Instance Document**
101.sch	XBRL Taxonomy Schema Document**
101.cal	XBRL Taxonomy Calculation Document**
101.def	XBRL Taxonomy Linkbase Document**
101.lab	XBRL Taxonomy Label Linkbase Document**
101.pre	XBRL Taxonomy Presentation Linkbase Document**

* Furnished herewith

** Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2022

MARATHON DIGITAL HOLDINGS, INC.

By:	/s/ Fred Thiel
Name:	Fred Thiel
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Hugh Gallagher
Name:	Hugh Gallagher
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

