Form 10-Q
period 2022-06-30
MARATHON DIGITAL HOLDINGS, INC.
filed 2022-08-09
CIK 1507605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, 116,810,405 shares of common stock are issued and outstanding as of August 9, 2022.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, “Marathon Digital Holdings, Inc.,” “we,” “us,” “our” and similar terms refer to Marathon Digital Holdings, Inc., a Nevada corporation, and its subsidiaries.

Item 1. Financial Statements

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$86,461,467	$268,522,019
Restricted cash	3,200,000	-
Digital currencies	136,836,179	102,805,980
Digital currencies, restricted	53,558,996	-
Digital currencies loaned	-	20,437,284
Digital currencies held in fund	-	223,778,545
Deposits	40,006,270	34,458,347
Loan receivable	30,000,000	30,000,000
Prepaid expenses and other current assets	12,128,736	8,148,016
Total current assets	362,191,648	688,150,191

Other assets:
Property and equipment (net of accumulated depreciation and impairment charges of $55,390,407 and $21,311,461, respectively)	314,257,284	276,242,794
Assets held for sale	14,758,386	-
Advances to vendor	800,204,367	466,254,623
Investments	16,999,823	3,000,000
Long term prepaids	-	13,665,589
Right-of-use assets	1,166,049	-
Intangible assets (net of accumulated amortization of $280,497 at December 31, 2021)	-	931,226
Total other assets	1,147,385,909	760,094,232
TOTAL ASSETS	$1,509,577,557	$1,448,244,423

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$51,302,960	$10,772,523
Accrued expenses	3,056,538	2,154,616
Short term borrowings - revolving credit line	35,000,000	-
Operating lease liabilities	162,105	-
Accrued interest	622,917	867,260
Total current liabilities	90,144,520	13,794,399
Long-term liabilities
Convertible notes	730,347,693	728,405,922
Operating lease liabilities	1,066,564	-
Deferred tax liabilities	28,570,781	23,020,721
Total long-term liabilities	759,985,038	751,426,643

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, 0.0001 par value, 50,000,000 shares authorized, no shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	-	-
Common stock, 0.0001 par value; 200,000,000 shares authorized; 113,865,235 and 102,733,273 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	11,387	10,273
Additional paid-in capital	1,016,722,345	835,693,610
Accumulated other comprehensive loss	(450,719)	(450,719)
Accumulated deficit	(356,835,014)	(152,229,783)
Total stockholders’ equity	659,447,999	683,023,381
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,509,577,557	$1,448,244,423

Certain prior period amounts have been reclassified to conform to current period presentation.

The accompanying notes are an integral part to these unaudited consolidated condensed financial statements.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total Revenues	$24,921,816	$29,321,857	$76,639,534	$38,474,672

Costs and expenses
Cost of revenues
Cost of revenues - energy, hosting and other	(16,684,759)	(4,056,168)	(29,201,710)	(5,724,646)
Cost of revenues - depreciation and amortization	(24,709,797)	(2,937,666)	(38,586,480)	(3,675,603)
	(41,394,556)	(6,993,834)	(67,788,190)	(9,400,249)
Operating expenses
General and administrative expenses	(12,641,331)	(6,831,040)	(26,835,089)	(60,175,421)
Impairment of digital currencies	(127,590,231)	(11,078,660)	(147,141,486)	(11,740,859)
Impairment of patents	-	-	(919,363)	-
	(140,231,562)	(17,909,700)	(174,895,938)	(71,916,280)
Other Operating income (expenses)
Change in fair value of digital currencies held in fund	(79,688,590)	(114,704,596)	(85,016,208)	17,323,121
Gain on sale of equipment	58,181,516	-	58,181,516	-
	(21,507,074)	(114,704,596)	(26,834,692)	17,323,121
Operating income (loss)	(178,211,376)	(110,286,273)	(192,879,286)	(25,518,736)
Non-Operating income (expenses)	165,280	1,400,872	393,973	(7,250)
Interest expense	(3,748,322)	(1,203)	(6,562,358)	(2,406)
Loss before income taxes	$(181,794,418)	$(108,886,604)	$(199,047,671)	$(25,528,392)
Income tax (expense) benefit	(9,852,224)	1,984	(5,557,560)	514
Net loss	$(191,646,642)	$(108,884,620)	$(204,605,231)	$(25,527,878)

Net loss per share, basic and diluted:	$(1.75)	$(1.09)	$(1.93)	$(0.26)
Weighted average shares outstanding, basic and diluted:	109,437,293	99,466,946	106,101,762	96,922,964

Certain prior period amounts have been reclassified to conform to current period presentation .

The accompanying notes are an integral part to these unaudited consolidated condensed financial statements.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Six Months Ended June 30, 2021

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Loss	Equity
Balance as of December 31, 2020	-	$-	81,974,619	$8,197	$428,242,763	$(116,055,277)	$(450,719)	$311,744,964
Stock based compensation, net of tax withholding	-	-	4,800,962	480	51,907,098	-	-	51,907,578
Issuance of common stock, net of offering costs/At-the-market offering	-	-	12,500,000	1,250	237,428,370	-	-	237,429,620
Options exercised for cash	-	-	23,500	3	(3)	-	-	-
Warrant exercised for cash	-	-	170,904	17	160,145	-	-	160,162
Common stock issued for cashless exercise of warrants	-		2,044	-	-			-
Common stock issued for service and license agreements	-		162,094	16	4,804,823			4,804,839
Net loss	-	-	-	-	-	(25,527,878)	-	(25,527,878)
Balance as of June 30, 2021	-	$-	99,634,123	$9,963	$722,543,196	$(141,583,155)	$(450,719)	$580,519,285

For the Six Months Ended June 30, 2022

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Loss	Equity
Balance as of December 31, 2021	-	$-	102,733,273	$10,273	$835,693,610	$(152,229,783)	$(450,719)	$683,023,381
Stock based compensation, net of tax withholding	-	-	375,730	38	15,407,538	-	-	15,407,576
Issuance of common stock, net of offering costs/At-the-market offering	-	-	10,556,232	1,056	161,041,218	-	-	161,042,274
Common stock issued for long term service contract	-	-	200,000	20	4,579,979	-	-	4,579,999
Net loss	-	-	-	-	-	(204,605,231)	-	(204,605,231)
Balance as of June 30, 2022	-	$-	113,865,235	$11,387	$1,016,722,345	$(356,835,014)	$(450,719)	$659,447,999

For the Three Months Ended June 30, 2021

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Loss	Equity
Balance as of March 31, 2021	-	$-	99,370,465	$9,937	$716,862,400	$(32,698,535)	$(450,719)	$683,723,083
Stock based compensation, net of tax withholding	-	-	99,520	10	875,973	-	-	875,983
Common stock issued for cashless exercise of warrants	-	-	2,044	-	-	-	-	-
Common stock issued for service and license agreements	-	-	162,094	16	4,804,823	-	-	4,804,839
Net loss	-	-	-	-	-	(108,884,620)	-	(108,884,620)
Balance as of June 30, 2021	-	$-	99,634,123	$9,963	$722,543,196	$(141,583,155)	$(450,719)	$580,519,285

For the Three Months Ended June 30, 2022

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Deficit	Equity
Balance as of March 31, 2022	-	$-	106,051,713	$10,605	$939,741,806	$(165,188,372)	$(450,719)	$774,113,320
Stock based compensation, net of tax withholding	-	-	256,934	26	6,132,198	-	-	6,132,224
Issuance of common stock, net of offering costs/At-the-market offering	-	-	7,556,588	756	70,848,341	-	-	70,849,097
Common stock issued for long term service contract	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(191,646,642)	-	(191,646,642)
Balance as of June 30, 2022	-	$-	113,865,235	$11,387	$1,016,722,345	$(356,835,014)	$(450,719)	$659,447,999

The accompanying notes are an integral part to these unaudited consolidated condensed financial statements.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(204,605,231)	$(25,527,878)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	38,586,480	3,675,603
Amortization of prepaid service contract	15,533,541	1,122,000
Gain on sale of assets	(58,181,516)	-
Deferred tax expense	5,550,060	-
Change in fair value of digital currencies held in fund	85,016,208	(17,323,121)
Impairment of digital currencies	147,141,486	11,740,859
Stock based compensation	15,451,474	55,717,561
Amortization of bond issuance costs	1,941,771	-
Impairment of patents	919,363	-
Other adjustments from operations, net	498,324	859,212
Changes in operating assets and liabilities:
Digital currencies	(76,449,636)	(38,474,672)
Deposits	(5,547,923)	-
Prepaid expenses and other assets	(1,268,673)	(167,906)
Accounts payable and accrued expenses	(5,180,641)	1,626,500
Accrued interest	(244,343)	-
Net cash used in operating activities	(40,839,256)	(6,751,842)
CASH FLOWS FROM INVESTING ACTIVITIES
Advances to vendor	(393,991,125)	(55,935,273)
Purchase of property and equipment	(13,751,596)	(66,566,839)
Sale of property and equipment	87,240,000	-
Purchase of digital currencies held in fund	-	(150,000,000)
Purchase of equity investments	(13,999,823)	-
Sale of digital currencies in investment fund	482,872	-
Net cash used in investing activities	(334,019,672)	(272,502,112)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	161,042,274	312,196,845
Net change in revolving credit agreement borrowings	35,000,000	-
Value of shares withheld for taxes	(43,898)	(3,809,983)
Proceeds received on exercise of options and warrants	-	160,163
Net cash provided by financing activities	195,998,376	308,547,025

Net (decrease) increase in cash, cash equivalents and restricted cash	(178,860,552)	29,293,071
Cash, cash equivalents and restricted cash — beginning of period	268,522,019	141,322,776
Cash, cash equivalents and restricted cash — end of period	$89,661,467	$170,615,847

Supplemental schedule of non-cash investing and financing activities:
Receivable due to share issuance	$4,720,197	$-
Options exercised into common stock	$-	$3
Unpaid advances to vendor	$46,613,000	$-
Operating lease assets obtained in exchange for new operating lease liabilities	$1,420,370	$-
Common stock issued for service and license agreements	$4,579,999	$4,804,839

Certain prior period amounts have been reclassified to conform to current period presentation.

The accompanying notes are an integral part to these unaudited consolidated condensed financial statements.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Marathon Digital Holdings, Inc. (the “Company”) was incorporated in the State of Nevada on February 23, 2010 under the name Verve Ventures, Inc. On December 7, 2011, the Company changed its name to American Strategic Minerals Corporation and was engaged in exploration and potential development of a minerals business. In June 2012, the Company discontinued the minerals business and began to invest in real estate properties in Southern California. In October 2012, the Company discontinued its real estate business and the Company commenced IP licensing operations, at which time the Company’s name was changed to Marathon Patent Group, Inc. The Company changed its name to Marathon Digital Holdings, Inc. on March 1, 2021. In 2018, the Company began its bitcoin mining operations by purchasing cryptocurrency mining machines and establishing a data center in Canada to mine digital assets. The Company ceased operating in Canada in 2020 and relocated all owned mining equipment out of Canada to the US. The Company has since expanded its activities in the mining of bitcoin. As of June 30, 2022, the Company no longer holds any legacy IP assets and is solely focused on the mining of bitcoin and ancillary opportunities within the bitcoin ecosystem.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the SEC. They include all adjustments that we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. The June 30, 2022, Condensed Consolidated Balance Sheet was derived from audited financial statements but does not include all footnote disclosures from the annual financial statements.

These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s 2021 Annual Report.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated condensed financial statements, including the accounts of the Company’s subsidiaries, Marathon Crypto Mining, Inc., Crypto Currency Patent Holding Company and Soems Acquisition Corp. have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year ended December 31, 2022.

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

Restricted Cash

Restricted cash principally represents those cash balances that support commercial letters of credit and are restricted from withdrawal. The following table provides a reconciliation of the total cash, cash equivalents and restricted cash reported on the Condensed Consolidated Balance Sheets to the corresponding amounts reported on the Condensed Consolidated Statements of Cash Flows.

	As of June 30, 2022	As of June 30, 2021
Cash and cash equivalents	$86,461,467	$170,615,847
Restricted cash	3,200,000	-
Cash, cash equivalents and restricted cash	$89,661,467	$170,615,847

Reclassifications and corrections

For purposes of comparability, certain prior-period amounts have been reclassified to conform to the current-period presentation, including corrections of immaterial errors in prior periods.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Digital Currencies, Digital currencies, restricted and Digital currencies loaned

Digital currencies, Digital currencies, restricted and Digital currencies loaned are included in current assets in the consolidated balance sheets. Digital currencies are recorded at cost less impairment.

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

The following table presents the activities of the digital currencies for the six months ended June 30, 2022:

Digital currencies, Digital currencies, restricted and Digital currencies loaned at December 31, 2021*	$123,243,264
Additions of digital currencies	76,449,636
Digital currencies transferred from fund	137,843,761
Impairment of digital currencies	(147,141,486)
Digital currencies, Digital currencies, restricted and Digital currencies loaned at June 30, 2022	$190,395,175

*	Includes a loan of digital currencies of 600 bitcoin ($20,437,284). On June 14, 2022 the Company terminated the loan and there are no loans of digital assets outstanding as of June 30, 2022.

At June 30, 2022, we held approximately 10,055 bitcoin with a carrying value of $190.4 million and carried on the balance sheet as digital currencies ($136.8 million) and digital currencies, restricted ($53.6 million). The fair market value of the bitcoin as of June 30, 2022 was approximately $198.9 million.

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

Digital Currencies Held in Fund

In 2016, the FASB issued Accounting Standards Update (ASU) 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, that requires entities to generally measure investments in equity securities at fair value and recognize changes in fair value in net income.

On January 25, 2021, the Company entered into a limited partnership agreement with NYDIG Digital Assets Fund III, LP (“Fund”) whereas the Fund purchased 4,812.66 bitcoin in an aggregate purchase price of $150 million. The Company owns 100% of the limited partnership interest and consolidates the Fund under a voting interest model. The consolidated assets in the investment fund are included in current assets in the consolidated balance sheets under the caption “Digital currencies held in investment fund.

The Fund qualifies and operates as an investment company for accounting purposes pursuant to the accounting and reporting guidance under ASC 946, Financial Services – Investment Companies, which requires fair value measurement of the Fund’s investments in digital assets. The digital assets held by the Fund are traded on a number of active markets globally, including the over the counter (“OTC”) market and digital asset exchanges. A fair value measurement under ASC 820 for an asset assumes that the asset is exchanged in an orderly transaction between market participants either in the principal market for the asset or, in the absence of a principal market, the most advantageous market for the asset (ASC 820-10-35-5). The fair value of the assets within the Fund are determined at the end of each reporting period based on pricing obtained from CoinDesk Bitcoin Price Index at approximately 4pm New York time. Any changes in the fair value of the assets are recorded in the Consolidated Statement of Operations under the caption “Change in fair value of investment in NYDIG fund.” The Company transferred all of its bitcoin holdings from the Fund to its own account on June 10, 2022.

Digital currencies held in fund at December 31, 2021	$223,778,545
Sale of digital currencies	(482,872)
Change in fair value of digital currencies held in fund	(85,016,208)
Management expenses incurred by fund	(435,704)
Digital currencies transferred out of fund	(137,843,761)
Digital currencies held in fund at June 30, 2022	$-

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

On December 21, 2021 and December 30, 2021, the Company entered into two separate Simple Agreement for Future Equity (“SAFE”) agreements classified on the balance sheet as non-current assets. The SAFE agreements are accounted for as equity securities without readily determinable fair value at cost minus impairment, as adjusted for observable price changes in orderly transactions for identical or similar investment of the same issue pursuant to Topic 321 Investments – Equity Securities. The investment in SAFE agreements is presented on the balance sheet at June 30, 2022 and December 31, 2021 as a component of the-caption “Investments” at a collective carrying value of $6.5 million $3.0 million, equal to their purchased amounts with no noted impairments or adjustments.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of June 30, 2022 and December 31, 2021, respectively:

	Fair value measured at June 30, 2022
	Total carrying value at June 30,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets
Money Market Accounts	$82,884,715	$82,884,715	$-	$-

	Fair value measured at December 31, 2021
	Total carrying value at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets
Money Market Accounts	$266,635,158	$266,635,158	$-	$-
Digital currencies held in fund	$223,778,545	$-	$223,778,545	$-

There were no transfers among    Levels 1, 2 or 3 during the three and six months ended June 30, 2022.

On June 10, 2022 the company withdrew approximately 4,769 bitcoin from its investment in NYDIG Digital Assets Fund III, LP, the (“Investment Fund”) and transferred the bitcoin directly into the Company’s account. As a result, the Company will no longer receive “mark-to-market” accounting for the bitcoin formerly held in the Investment Fund and the 4,769 bitcoin will now be classified as “Digital currencies” on the balance sheet and subject to impairment analysis as a indefinite-lived intangible.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Net Income and Basic and Diluted Net Income per Share

Net income per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic income per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. For the six month period ending June 30, 2022, the Company incurred a loss position and as such the computation of diluted net income (loss) per share does not include dilutive common stock equivalents in the weighted average shares outstanding, as they would be anti-dilutive.

Computation of potential shares for the diluted earnings (loss) per share calculation at June 30, 2022 and 2021 are as follows:

	As of June 30,
	2022	2021
Warrants to purchase common stock	324,375	457,837
Restricted stock	1,063,410	199,038
Options to purchase common stock	-	81,120
Convertible notes to exchange common stock	9,812,955	-
Total	11,200,740	737,995

The following table sets forth the computation of basic and diluted income (loss) per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net loss attributable to common shareholders	$(191,646,642)	$(108,884,620)	$(204,605,231)	$(25,527,878)

Denominator:
Weighted average common shares - basic and diluted	109,437,293	99,466,946	106,101,762	96,922,964
Loss per common share - basic and diluted	$(1.75)	$(1.09)	$(1.93)	$(0.26)

NOTE 3 – REVENUES FROM CONTRACTS WITH CUSTOMERS

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers. The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

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

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Providing computing power in bitcoin transaction verification services to the network is the only performance obligation under our arrangements with the network. The transaction consideration the Company receives, if any, is noncash consideration, which the Company measures at fair value on the date received, which is not materially different than the fair value at the time of contract inception. The consideration is all variable. Because it is not probable that a significant reversal of cumulative revenue will not occur, the consideration is constrained until the Company successfully places a block (by being the first to solve an algorithm) and the Company receives confirmation of the consideration it will receive, at which time revenue is recognized. There is no significant financing component in these transactions.

Fair value of the digital asset award received is determined using the daily closing U.S. dollar spot rate of the related digital currency on the date of receipt.

Expenses associated with running the digital currency mining business, such as rent and electricity cost are also recorded as cost of revenues. Depreciation on digital currency mining equipment is recorded as a component of cost of revenues.

Block rewards

Block rewards earned by a bitcoin miner are recognized as revenue, but the evaluation is required to determine if the block rewards earned should be recognized as revenue from contracts with customers under FASB ASC 606 or as other revenue.

The Company evaluated whether its mining activities represent a contract with a customer to provide services and, determined it should recognize block rewards it receives from the network as revenue from a customer under FASB ASC 606. All relevant facts and circumstances, including the network’s protocols, were considered in determining (1) whether the Company has a contract with a customer under FASB ASC 606-10-25-2 and (2) whether its mining activities on the network meet all the criteria in FASB ASC 606-10-25-1.

The inflow of bitcoin as a result of the block reward would meet the definition of revenue because it gives rise to economic benefits to the miner from rendering services or carrying out activities.

Therefore, the Company may account for the block reward as revenue.

Block rewards are the Company’s most significant source of revenue. Block rewards included in revenues on the statements of operations were approximately $24.5 million and $26.6 million, respectively for the three months ended June 30, 2022 and June 30, 2021. Block rewards included in revenues on the statements of operations were approximately and $75.6 and $34.8 million for the six months ended June 30, 2022 and June 30, 2021.

Transaction Fees

Transaction fees earned by the Company are recognized as revenue from customers in accordance with FASB ASC 606 and pursuant to AICPA Practice Guide “Accounting for and Auditing Digital Assets”. The transaction fees are specified in each transaction request and paid by the requester to the Company, acting as the successful miner, in exchange for the successful processing of the transaction.

The requester meets the definition of a customer in FASB ASC 606 because it has contracted with the miner to obtain a service (successful mining) that is an output of the miner’s ordinary activities in exchange for consideration. A contract with a customer exists at the point when the miner successfully validates a requesting customer’s transaction to the distributed ledger. At this point, the performance obligation has been satisfied in accordance with FASB ASC 606-10-25-30. Because of this, the additional criteria in FASB ASC 606-10-25-1 would be met as follows:

●	Both the requester (a customer) and the miner have approved the contract and are committed to the transaction at the point of successfully validating and adding the transaction to the distributed ledger.
●	Each party’s rights, the consideration to be transferred, and the payment terms are clear.
●	The transaction has commercial substance (that is, the risk, timing, or amount of the miner’s future cash flows is expected to change as a result of the contract).
●	Collection of the fees is probable because it is completed as part of closing a successful block.

By successfully mining a block, the miner satisfies its performance obligation to the requester and, thus, should recognize revenue at that point in time.

The payment of transaction fees in bitcoin constitutes non-cash consideration under FASB ASC 606-10-32-21. This non-cash consideration is measured at its estimated fair value at contract inception - that is, the date that the criteria in FASB ASC 606-10-25-1 are met. If fair value cannot be reasonably estimated in accordance with FASB ASC 606-10-32-22, the consideration should be measured indirectly by reference to the stand-alone selling price of the miner’s services.

Transaction fees were approximately $1.0 million and $0.3 million for the six and three months ended June 30, 2022, respectively and $3.6 million and $2.7 million for the six and three months ended June 30, 2021, respectively.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Pool Fees

The Company is a pool operator and acts as an agent, and not as a principal. The Company did not have control over any third party contributing hashrate to its pool. It merely facilitated the contribution of hash rate by third party pool participants who could choose to join or leave a pool as they wish. As the pool operator, the Company recognized 100% of all pool fees generated by such pool as fee revenue and not mining revenue. The Company therefore concluded that in its capacity as the pool operator it was an agent, and not a principal.

From May 2021 until April 30, 2022, the Company operated a mining pool that included certain third parties. Pool fees included in revenues on the statements of operations were approximately $76 thousand and $89 thousand, respectively for the three months ended June 30, 2022 and June 30, 2021. Pool fees included in revenues on the statements of operations were approximately $331 thousand and $89 thousand, respectively for the six months ended June 30, 2022 and June 30, 2021. As of April 30, 2022, third party miners were no longer participating in the Company’s mining pool. As such, the Company will no longer recognize pool fees.

NOTE 4 – ADVANCES TO VENDORS AND DEPOSITS

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

As of June 30, 2022 and December 31, 2021, such advances totalled approximately $800.2 million and $466.3 million, respectively. At June 30, 2022, the company had a payable of $46.6 million related to the accrual of an advance to a vendor that was subsequently approved for payment and paid in early July.

In addition, the Company contracts with other service providers for hosting of its equipment and operational support in data centers where the company’s equipment is deployed. These arrangements also call for advance payments to be made to vendors in conjunction with the contractual obligations associated with these services. We classify these payments as deposits on the balance sheet.

NOTE 5 – PROPERTY AND EQUIPMENT

The components of property and equipment as of June 30, 2022 and December 31, 2021 are:

	Useful life (Years)	June 30, 2022	December 31, 2021
Website	7	273,122	121,787
Mining equipment	5	186,608,915	163,868,283
Construction in Progress	N/A	182,765,654	133,565,908
Mining patent	17	-	1,210,000
Gross property, equipment and intangible assets		369,647,691	298,765,978
Less: Accumulated depreciation and amortization		(55,390,407)	(21,591,958)
Property, equipment and intangible assets, net		$314,257,284	$277,174,020

The Company’s depreciation expense related to property and equipment for the three and six months ended June 30, 2022 and June 30, 2021 was $24,701,111 and $38,565,242, and $2,937,666 and $3,675,603, respectively. Amortization expense for the three and six months ended June 30, 2022 and June 30, 2021 was $8,686 and $21,238, and $17,794 and $35,588, respectively.

NOTE 6 – ASSETS HELD FOR SALE

On December 2, 2021, we entered into an agreement with DCRBN Ventures Development and Acquisition LLC (“DCRBN”) in which the Company agreed to sell certain equipment to DCRBN starting in April 2022, in conjunction with the development of commercial activities at the King Mountain wind farm in McCamey, TX. During the three months ended June 30, 2022, the Company sold equipment for cash proceeds totalling $87.2 million and realized a pre-tax gain on the sale of such assets of $58.2 million. There were no such sales in the prior-year period. As of June 30, 2022, the third and final batch of equipment was to be sold subsequent to quarter end and as such, classified as assets held for sale on the balance sheet.

NOTE 7 - STOCKHOLDERS’ EQUITY

Common Stock

Shelf Registration Statements on Form S-3 and At The Market Offering Agreements

On February 11, 2022, we entered into an At The Market Offering Agreement, or sales agreement, with H.C. Wainwright & Co., LLC relating to shares of our common stock. In accordance with the terms of the sales agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $750,000,000 from time to time through Wainwright acting as our sales agent. As of June 30, 2022, the Company had sold 10,556,232 shares of common stock for an aggregate purchase price of $161.0 million net of offering costs pursuant to this At The Market Offering Agreement.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Series B Convertible Preferred Stock

As of June 30, 2022, there were no shares of Series B Convertible Preferred Stock outstanding.

Series E Preferred Stock

There were no shares of Series E Convertible Preferred Stock outstanding as of June 30, 2022.

Common Stock Warrants

A summary of the status of the Company’s outstanding stock warrants and changes during the six months ended June 30, 2022 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2021	326,779	$25.54	3.5
Issued	-	$-	-
Expired	(2,404)	$52.00	-
Exercised	-	$-	-
Outstanding as of June 30, 2022	324,375	$25.00	3.5
Warrants exercisable as of June 30, 2022	324,375	$25.00	3.5

The aggregate intrinsic value of warrants outstanding and exercisable at June 30, 2022 was		$-

Common Stock Options

As of June 30, 2022 and December 31, 2021, there were no stock options outstanding.

Restricted Stock

A summary of the restricted stock award activity (represented by restricted stock units (RSUs) for the six months ended June 30, 2022 as follows:

Restricted Stock Units

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2021	642,094	$35.93
Granted	797,046	$36.79
Vested	(375,730)	$66.74
Nonvested at June 30, 2022	1,063,410	$25.69

During the second quarter of 2022, the Compensation Committee issued grants that will vest over the next four years and result in total stock compensation expense of approximately $20.5 million.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 8 - DEBT, COMMITMENTS AND CONTINGENCIES

Debt

On October 1, 2021, the Company entered into a Revolving Credit and Security Agreement (the “Agreement”) with Silvergate Bank pursuant to which Silvergate has agreed to loan the Company up to $100 million on a revolving basis. At June 30, 2022 and December 31, 2021 there were amounts of $35,000,000 and $0 outstanding under this facility. This facility was refinanced on July 28, 2022 (see Note 9 - Subsequent Events).

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

As of June 30, 2022 and December 31, 2021, notes outstanding, net of unamortized discounts of approximately $17.2 million and $19.1 million, respectively, were $730.3 million and $728.4 million, respectively.

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

Effective March 1, 2022, the Company rented an office located at 300 Spectrum Center Drive, Irvine CA, 92618, for a term of 24 months.

Effective May 1, 2022, the Company rented warehouse space located at 3306 5th Street SE, East Wenatchee, Washington, 98802, for a term of 24 months.

 As of June 30, 2022, the Company’s right-of-use (“ROU”) assets and total lease liabilities were $1.2 million and $1.2 million, respectively for leases in the United States. As of December 31, 2021, the Company’s ROU assets and total lease liabilities were nil. The Company has made payments and amortized the right-of-use assets totalling $28,790 and $47,555, respectively, for the three and six month periods ending June 30, 2022.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Operation lease costs are recorded on a straight-line basis within operating expenses. The Company’s total lease expense is comprised of the following:

	For the Six Months Ended
	June 30, 2022	June 30, 2021
Operating leases
Operating lease cost	$100,808	$97,407
Operating lease expense	100,808	97,407
Short-term lease rent expense	14,298	14,289
Total rent expense	$115,106	$111,696

	For the Three Months Ended
	June 30, 2022	June 30, 2021
Operating leases
Operating lease cost	$74,676	$-
Operating lease expense	74,676	-
Short-term lease rent expense	7,158	5,126
Total rent expense	$81,834	$5,126

Additional information regarding the Company’s leasing activities as a lessee is as follow:

	For the Six Months Ended
	June 30, 2022	June 30, 2021
Operating cash flows from operating leases	$27,376	$-
Weighted-average remaining lease term – operating leases	4.4	-
Weighted-average discount rate – operating leases	5.0%	0.0%

As of June 30, 2022, contractual minimum lease payments are as follows for the next five years.

Year	Amount
2022 (remaining)	175,719
2023	357,651
2024	259,934
2025	236,696
2026	240,991
Thereafter	101,824
Total	1,372,815

Legal Proceedings

Ho Matter

On January 14, 2021, Plaintiff Michael Ho (“Plaintiff” or “Ho”) filed a Civil Complaint for Damages and Restitution (“Complaint”) against the Company and 10 Doe Defendants. The Complaint alleges six causes of action against the Company, (1) Breach of Written Contract; (2) Breach of Implied Contract; (3) Quasi-Contract; (4) Services Rendered; (5) Intentional Interference with Prospective Economic Relations; and (6) Negligent Interference with Prospective Economic Relations, which is the one plead against “all Defendants” and is most likely to involve later named defendants. The claims arise from the same set of facts, Ho alleges that the Company profited from commercially-sensitive information he shared with the Company and then it refused to compensate him for his role in securing the acquisition of a supplier of energy for the Company. On February 22, 2021, the Company responded to Mr. Ho’s Complaint with a general denial and the assertion of applicable affirmative defenses. Then, on February 25, 2021, the Company removed the action to the United States District Court in the Central District of California, where the action remains pending. The Company filed a motion for summary judgment/adjudication of all causes of action. On February 11, 2022, the Court granted the motion and dismissed Ho’s 2nd, 5th and 6th causes of action. Discovery is closed. The Court held a pre-trial conference on February 24, 2022, where it vacated the March 3, 2022 trial date and ordered the parties to meet and confer on a new trial date. The Court discussed the various theories of damages maintained by the parties. In its ruling on the summary judgment motion and at the pre-trial conference on February 24, 2022, the Court noted that a jury is more likely to accept $150,000 as an appropriate damages amount if liability is found, as opposed to the various theories espoused by Ho that result in multi-million dollar recoveries. Due to outstanding issues of fact and law, it is impossible to predict the outcome at this time; however, after consulting legal counsel, the Company is confident that it will prevail in this litigation, since it did not have a contract with Mr. Ho and he did not disclose any commercially-sensitive information under any mutual nondisclosure agreement that was used to structure any joint venture with energy providers. Trial is set to begin in February 2023.

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

Putative Class Action Complaint

On December 17, 2021, a putative class action complaint was filed in the United States District Court for the District of Nevada, against the Company and present and former senior management. The complaint alleges securities fraud related to the disclosure of an SEC investigation previously made by the Company on November 15, 2021. Plaintiff Tad Schlatre served the complaint on the Company on March 1, 2022. Multiple alleged shareholders have moved for appointment as lead plaintiff. Those motions remain pending before the Court.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Derivative Complaints

On February 18, 2022, a shareholder derivative complaint was filed in the United States District Court for the District of Nevada, against current and former members of the Company’s board of directors and senior management. The complaint is based on allegations substantially similar to the allegations in the December 2021 putative class action complaint, related to the Company’s disclosure of an SEC investigation previously made by the Company on November 15, 2021. On March 4, 2022, the complaint was served on the Company. On April 4, 2022, the defendants moved to dismiss the complaint.

On May 5, 2022, a second shareholder derivative complaint was filed in the United States District Court for the District of Nevada, against current and former members of the Company’s board of directors and senior management. The second shareholder derivative complaint is based on allegations substantially similar to the allegations in the February 18, 2022 derivative complaint. On May 11, 2022, the defendants moved to dismiss the second shareholder derivative complaint.

On June 1, 2022, the Court entered an order consolidating the two derivative actions. A June 13, 2022 scheduling order provides for plaintiffs to file a consolidated complaint and for renewed motions to dismiss the consolidated shareholder derivative complaint. The consolidated complaint has not yet been filed.

In the opinion of management, after consulting legal counsel, the ultimate disposition of these five matters will not have a material adverse effect on the Company and its related entities combined financial position, results of operations, or liquidity.

NOTE 9 – SUBSEQUENT EVENTS

On July 5, 2022, the Company expanded certain hosting arrangements to include an additional 42 megawatts of hosting capacity at a facility near Granbury, Texas. The Company expects to have an additional 14,000 miners installed at this facility, bringing the total number of miners installed near Granbury to 26,000 or approximately 3.6 EH/s. Based on current construction schedules these miners are expected to be installed before the end of 2022.

On July 12, 2022, the Company entered into an agreement to secure approximately 200 megawatts of hosting capacity for the Company’s previously purchased miners, including 90 megawatts of hosting capacity in Texas and at least 110 megawatts of hosting capacity in North Dakota. The Company expects to have 66,000 miners, representing approximately 9.2 EH/s, hosted across these facilities. Based on current construction schedules, installations of the Company’s miners are expected to begin at these facilities during the fourth quarter of 2022 with all miners installed by approximately mid-year 2023. As part of this agreement, the Company has an option to increase hosting capabilities utilizing up to an additional 70 megawatts in North Dakota. The Company also secured an additional 12 megawatts of hosting capacity with a variety of other providers and expects to install approximately 4,000 miners, representing approximately 0.8 EH/s, with these hosting providers, starting in August 2022.

On July 15, 2022 the Federal Energy Regulatory Commission found that King Mountain Upton Wind, LLC (King Mountain) would retain its status as an exempt wholesale generator notwithstanding a proposal to share ownership of the Interconnection Facilities as tenants-in-common with a retail energy customer. This action enabled the energization of a modular data center adjacent to the Generating Facility. Approximately 69,000 of the Company’s bitcoin mining machines are located at this data center and energization enabled this equipment to come online starting on August 5, 2022.

On July 19, 2022, the Company sold its final shipment of equipment in accordance with its April agreement with DCRBN. The equipment was sold to DCRBN in conjunction with the development of commercial activities at the King Mountain wind farm in McCamey, TX. The Company recorded cash proceeds totalling $43.6 million and realized a pre-tax gain on the sale of such assets of $28.8 million during the month of July 2022.

On July 28, 2022 the Company terminated its power purchase agreements and commenced the acceleration of its exit from Hardin. As a result, the Company further accelerated the cost of a prepaid service contract ($7.2 million in cost of revenue – Energy, hosting and other) and the remaining depreciation ($13.1 million in cost of revenue – depreciation and amortization) related to the infrastructure assets at Hardin during the month of July. The data center infrastructure assets and the prepaid service contract have therefore been fully depreciated or amortized as of July 31, 2022. The bitcoin mining servers that are on site are in the process of being inventoried and removed from the facility and will be sold or redeployed to other locations in the near future.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

On July 28, 2022, the Company entered into a Revolving Credit and Security Agreement (the “Agreement”) with Silvergate Bank (the “Bank”) pursuant to which Silvergate has agreed to loan the Company up to $100,000,000 on a revolving basis pursuant to the terms of the Agreement and the $100,000,000 principal amount revolving credit note issued by the Company in favor of the Bank under the Agreement (“Note”). The terms of the facility (“RLOC”) set forth in the Agreement and Note are as follows:

Initial Term:	Termination is on August 5, 2024.

Availability:	The RLOC shall be made available from time to time to the Company for periodic draws (provided no event of default then exists) from its closing date up to and including the termination date of the Agreement.

Origination Fee:	0.35% of the Loan Commitment to the Bank (or $350,000); due at RLOC closing (and on each anniversary if the RLOC continues for more than one year).

Unused Commitment Fee:	0.25% per annum of the portion of the unused Loan Commitment, payable monthly in arrears.

Renewal:	The RLOC may be renewed annually by agreement between the Bank and the Company, subject to (without limitation): (i) Company makes a request for renewal, in writing, no less than sixty (60) days prior to the then current maturity date, (ii) no event of default then exists, (iii) Company provides all necessary documentation to extend the RLOC, (iv) Company has paid all applicable fees related to the loan renewal, and (v) the Bank has approved such extension request according to its internal credit policies as determined by the Bank in its sole and absolute discretion.

Interest Rate and Payments:	Interest only to be paid monthly, with principal all due at maturity. The interest rate is defined as the higher of (i) the Floor Rate and (ii) Prime Rate plus the Applicable Margin. “Floor Rate” shall mean, as of any date of determination: (a) five and one-quarter percent (5.25%) for any days during an Interest Period the LTV Ratio is less than forty percent (40%), (b) six percent (6.00%) for any days during an Interest Period the LTV Ratio is greater than or equal to forty percent (40%) and less than fifty-five percent (55%), and (c) six and three-quarter percent (6.75%) for any day. The Applicable Margin means at any time: (a) one and one-quarter percent (1.25%) for any days during an Interest Period the LTV Ratio is less than forty (40%), (b) two percent (2.00%) for any days during an Interest Period the LTV Ratio is greater than or equal to 40% and less than fifty-five percent (55%), and (c) two and three-quarter percent (2.75%) for any days during an Interest Period the LTV Ratio is greater than or equal to fifty-five percent (55%).

Collateral:	The RLOC will be secured by a pledge of a sufficient amount of Company’s right, title and interest in and to bitcoin stored in a custody account for the benefit of the Bank (the “Collateral Account”). the Bank will establish a Collateral Account with a regulated custodial entity (the “Custodian”) that has been approved by the Bank. the Bank and Custodian will have a custodial agreement to perfect the security interest in the pledged Collateral Account which, among other things, allows for 1) the Bank to monitor the balance of the Collateral Account and 2) allows the Bank to have exclusive control over the Collateral Account including liquidation of the collateral in the event of Company’s default under the terms of the RLOC. the Bank may also file a UCC financing statement on the pledged collateral.

Minimum Advance Rate:	At origination, the Company must ensure the Collateral Account balance has sufficient bitcoin to cause a Loan to Value (the “LTV”) ratio of 65% (or less) (“Minimum Advance Rate”) on the unpaid principal balance of the RLOC. If at any time the LTV ratio exceeds 75%, the Company must bring the rate of advance to the Minimum Advance Rate.

Covenants:	The Company must maintain a minimum adjusted net worth of $350,000,000. The Company must maintain a minimum liquidity of $25,000,000.

On that same date, the Company entered into a Term Credit and Security Agreement (“Term Loan Agreement”) and Term Credit Note with the Bank with the following terms:

Initial Term:	Termination is on August 5, 2024.

Availability:	Up to $100,000,000.00 with $50,000,000.00 to be made as of the Closing Date (the “Initial Draw”), and $50,000,000.00 to be made, at Borrower’s request, on or before April 25, 2023 (the “Delayed Draw”), and subject to satisfaction of the conditions set forth in the Term Loan Agreement.

Fees:	An origination fee of $150,000.00 and a contingent draw fee in the amount of $250,000.00 (the, “Contingent Draw Fee”) upon the execution of the Term Loan Agreement. This Contingent Draw Fee will be refunded to the Company if it borrows the Delayed Draw by no later than November 25, 2022.

Interest Rate and Payments:	Interest, which shall be due on the principal amount of the loan, at the higher of 5.75% and the Prime Rate plus 1.75%, only to be paid monthly, with principal all due at maturity.

Collateral:	The Term Loan will be secured by a pledge of a sufficient amount of Company’s right, title and interest in and to bitcoin stored in a custody account for the benefit of the Bank (the “Collateral Account”). the Bank will establish a Collateral Account with a regulated custodial entity (the “Custodian”) that has been approved by the Bank. the Bank and Custodian will have a custodial agreement to perfect the security interest in the pledged Collateral Account which, among other things, allows for 1) the Bank to monitor the balance of the Collateral Account and 2) allows the Bank to have exclusive control over the Collateral Account including liquidation of the collateral in the event of Company’s default under the terms of the Term Loan. the Bank may also file a UCC financing statement on the pledged collateral.

Covenants:	The Company must maintain a minimum adjusted net worth of $350,000,000. The Company must maintain a minimum liquidity of $25,000,000.

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

Business of the Company

The Company was incorporated in the State of Nevada on February 23, 2010 under the name Verve Ventures, Inc. On December 7, 2011, the Company changed its name to American Strategic Minerals Corporation and were engaged in exploration and potential development of uranium and vanadium minerals business. In June 2012, the Company discontinued the minerals business and began to invest in real estate properties in Southern California. In October 2012, the Company discontinued its real estate business and the Company commenced IP licensing operations, at which time the Company’s name was changed to Marathon Patent Group, Inc. The Company commenced mining bitcoin in 2018 and changed its name to Marathon Digital Holdings, Inc. on March 1, 2021. As of June 30, 2022, the Company no longer holds any legacy IP assets and is solely focused on the mining of bitcoin and ancillary opportunities within the bitcoin ecosystem under the name Marathon Digital Holdings, Inc.

Recent developments

During the three-month period ended June 30, 2022, deteriorating macroeconomic conditions contributed to a significant downturn in financial markets. These conditions were more pronounced in businesses exposed to digital assets, including bitcoin mining. Many digital asset companies executed cost savings measures, reduced expansion plans and capital expenditures, sold digital assets and in some cases executed layoffs of staff. Holders of digital assets including bitcoin experienced a significant decrease in the value of their digital asset holdings during the period. The price of bitcoin dropped from $45,539 on April 1, 2022 to a low of $19,018 on June 18, 2022, and was $19,785 on June 30, 2022. The Company faced these same challenges, along with operational issues at our Hardin, MT facility and delays in the energization of a bitcoin mining facility in Texas. The Company did not sell any bitcoin during the period as a means of raising cash, although we did execute a previously-contracted sale of equipment during the quarter, details of which are included below. Despite the economic and operational challenges experienced during the quarter, the Company ended the period with $89.7 million in cash on hand and continues to expect to have sufficient liquidity sources in the future to support ongoing operations. Our primarily sources of liquidity are expected to be cash on hand, available borrowing capacity with our Revolving and Term Loan facilities with Silvergate Bank, our ATM facility and our bitcoin holdings.

A brief discussion of some of the more significant recent events impacting the Company’s operations follows.

On June 11, 2022, a severe storm passed through Hardin damaging the power generating facility that supplies the data center with power. As a result, the Company’s bitcoin production at the plant was significantly reduced. Anticipated repairs to the plant were persistently delayed until July 14, at which point the plant resumed operations at reduced power levels and operating capacity. Additional outages continued to occur at the plant throughout July, and the Company decided to accelerate its exit from Hardin, moving the date up from the planned date of August 15 to July 28. As a result, the Company further accelerated the cost of a prepaid service contract and the remaining depreciation and amortization related to the infrastructure assets at Hardin during the month of July. The data center infrastructure assets and the prepaid service contract have therefore been fully depreciated or amortized as of July 31, 2022. The bitcoin mining servers that are on site are in the process of being inventoried and removed from the facility and will be sold or redeployed to other locations in the near future.

On June 10, 2022 the Company withdrew approximately 4,769 bitcoin from its investment in NYDIG Digital Assets Fund III, LP, the (“Investment Fund”) and transferred the bitcoin directly into the Company’s account. As a result, the Company will no longer receive “mark-to-market” accounting for the bitcoin formerly held in the Investment Fund and the 4,769 bitcoin will now be classified as “Digital currencies” on the balance sheet and subject to impairment analysis as a indefinite-lived intangible.

On June 14, 2022 the Company terminated its loan of 600 bitcoin with NYDIG. The Company decided to terminate the bitcoin loan in response to recent market conditions and its desire to hold all of its bitcoin directly so it could fully utilize these holdings for corporate purposes as needed, including as collateral for credit facilities.

On July 5, 2022, the Company expanded certain hosting arrangements to include an additional 42 megawatts of hosting capacity at a facility near Granbury, Texas. The Company expects to have an additional 14,000 miners installed at this facility, bringing the total number of miners installed near Granbury to 26,000 or approximately 3.6 EH/s. Based on current construction schedules these miners are expected to be installed before the end of 2022.

On July 12, 2022, the Company entered into an agreement to secure approximately 200 megawatts of hosting capacity for the Company’s previously purchased miners, including 90 megawatts of hosting capacity in Texas and at least 110 megawatts of hosting capacity in North Dakota. The Company expects to have 66,000 miners, representing approximately 9.2 EH/s, hosted across these facilities. Based on current construction schedules, installations of the Company’s miners are expected to begin at these facilities during the fourth quarter of 2022 with all miners installed by approximately mid-year 2023. As part of this agreement, the Company has an option to increase hosting capabilities utilizing up to an additional 70 megawatts in North Dakota. The Company also secured an additional 12 megawatts of hosting capacity with a variety of other providers and expects to install approximately 4,000 miners, representing approximately 0.8 EH/s, with these hosting providers, starting in August 2022.

On July 15, 2022 the Federal Energy Regulatory Commission found that King Mountain Upton Wind, LLC would retain its status as an exempt wholesale generator notwithstanding a proposal to share ownership of the Interconnection Facilities as tenants-in-common with a retail energy customer. King Mountain had filed a petition on April 5, 2022 seeking a declaratory order to confirm its status as an exempt wholesale generator. In the Petition, King Mountain stated that it proposed to share ownership of interconnection facilities that are currently eligible facilities within the meaning of section 32(a)(2) of the Public Utility Holding Company Act as tenants-in common with a retail energy customer. King Mountain stated that it intended to sell wholesale electricity from the Generating Facility to a third party, who would then sell electricity at retail to the owner of a modular data center which would operate adjacent to the Generating Facility and supply it with renewable energy. This action enabled the energization a modular data center adjacent to the Generating Facility. Approximately 69,000 of the Company’s bitcoin mining machines are located at this data center and energization enabled this equipment to come online starting on August 5, 2022.

Non-GAAP Financial Measures

We provide investors with a reconciliation from net income to the non-GAAP measure known as Adjusted EBITDA as a component of Management’s Discussion and Analysis. For each period in question, we define “Adjusted EBITDA” as (a) GAAP net income (or loss) plus (b) adjustments to add back the impacts of (1) depreciation and amortization, (2) interest expense, (3) income tax expense and (4) adjustments for non-cash and non-recurring items (which currently include (i) stock compensation expense, (ii) net of withholding taxes and (iii) impairments of patents (if any).

Adjusted EBITDA is not a measurement of financial performance under GAAP and, as a result, this measure may not be comparable to similarly titled measures of other companies. Non-GAAP financial measures are subject to material limitations as they are not in accordance with, or a substitute for, measurements prepared in accordance with GAAP. Adjusted EBITDA is not meant to be considered in isolation and should be read only in conjunction with our Quarterly Reports on Form 10-Q and our Annual Reports on Form 10-K as filed with the Securities and Exchange Commission. Management uses both Adjusted EBITDA and the supplemental information provided herein as a means of understanding, managing and evaluating business performance and to help inform operating decision making. We rely primarily on our Consolidated Condensed Financial Statements to understand, manage, and evaluate our financial performance and use the non-GAAP financial measures only supplementally  .

Recent Issued Accounting Standards

See Note 2 to our Consolidated Condensed Financial Statements for a discussion of recent accounting standards and pronouncements.

Results of Operations

For the Three Months ended June 30, 2022 and 2021

	Three Months Ended June 30,		Favorable
	2022	2021	(Unfavorable)

Revenues	$24,921,816	$29,321,857	$(4,400,041)
Cost of revenues - energy, hosting and other	(16,684,759)	(4,056,168)	(12,628,591)
Cost of revenues - depreciation and amortization	(24,709,797)	(2,937,666)	(21,772,131)
Total margin	(16,472,740)	22,328,023	(38,800,763)

Gain on sale of equipment	58,181,516	-	58,181,516

General and administrative expenses	(12,641,331)	(6,831,040)	(5,810,291)

Changes in carrying value of digital assets:
Change in fair value of digital currencies held in fund	(79,688,590)	(114,704,596)	35,016,006
Impairment of digital currencies	(127,590,231)	(11,078,660)	(116,511,571)
	(207,278,821)	(125,783,256)	(81,495,565)

Non-operating income	165,280	1,400,872	(1,235,592)

Net loss	(191,646,642)	(108,884,620)	(82,762,022)

Bitcoin (“BTC”) production during the period, in BTC	707	654	53

Reconciliation to Adjusted EBITDA
Net loss	$(191,646,642)	$(108,884,620)	$(82,762,022)
Exclude: Interest expense	3,748,322	1,203	3,747,119
Exclude: Income tax expense (benefit)	9,852,224	(1,984)	9,854,208
EBIT	(178,046,096)	(108,885,401)	(69,160,695)
Exclude: Depreciation and amortization	24,709,797	2,937,666	21,772,131
EBITDA	(153,336,299)	(105,947,735)	(47,388,564)
Exclude: Stock compensation expense, net of withholding tax	6,132,224	875,971	5,256,253
Adjusted EBITDA	$(147,204,075)	$(105,071,764)	$(42,132,311)

Revenues and Total Margin

We generated revenues of $24.9 million during the three months ended June 30, 2022 compared with $29.3 million during the three months ended June 30, 2021. This $4.4 million decrease in revenue was driven by lower revenue per bitcoin mined ($6.8 million) resulting from lower market prices for bitcoin in the current-year period when compared with the prior-year period. This decrease was partially offset by an 8% increase in bitcoin production activity (a $2.4 million increase in revenues) from the prior-year period. Cost of revenues – energy, hosting and other during the three months ended June 30, 2022 amounted to $16.7 million compared with $4.1 million in the prior-year period. This $12.6 million increase was driven by accelerated cost recognition associated with the early exit from Hardin ($9.4 million) and to a lesser extent higher costs per bitcoin mined. Total margin, which we define as revenues less cost of revenues – energy, hosting and other and cost of revenues – depreciation and amortization, totalled a loss of $16.5 million compared with an income position of $22.3 million in the prior-year period. This $38.8 million decrease in total margin was driven primarily by the impact of accelerated costs related to the Hardin exit and the lower revenue per bitcoin mined.

Notwithstanding the increased mining activities vs. the prior-year period, our production of bitcoin during the three months ended June 30, 2022 was negatively impacted by ongoing maintenance issues and the storm at our Hardin, MT facility as well as the delays in energizing our bitcoin mining equipment at the King Mountain data center in Texas.

Gain on sale of assets

On December 2, 2021, we entered into an agreement with DCRBN Ventures Development and Acquisition LLC (“DCRBN”) in which the Company agreed to sell certain equipment to DCRBN starting in April 2022, in conjunction with the development of commercial activities at the King Mountain wind farm in McCamey, TX. During the three months ended June 30, 2022, the Company sold equipment for cash proceeds totalling $87.2 million and realized a pre-tax gain on the sale of such assets of $58.2 million. There were no such sales in the prior-year period.

General and administrative expenses

General and administrative expenses were $12.6 million for the three months ended June 30, 2022, an increase of $5.8 million from the prior-year period. Our general and administrative expenses increased primarily as a result of higher stock-based (non-cash) compensation expense, which increased to $6.2 million from $0.9 million in the prior-year period; and higher costs associated with increased business activities.

Changes in carrying value of digital assets:

●	Impairment of digital currencies recorded in operating expenses: We incurred significant impairment of digital assets during the three months ended June 30, 2022 as the price of bitcoin declined to a low of $19,018 on June 18, 2022. Total impairment expense was $127.6 million for the three months ended June 30, 2022 compared with an impairment expense of $11.1 million for the prior-year period.
●	Change in fair value of digital currencies recorded in operating income (expense): On June 10, 2022 the company withdrew 4,769 bitcoin from its investment fund. Total changes in the fair value of investment fund from April 1 through the June 10 withdrawal date resulted in a loss of $79.7 million in the current year period. During the prior-year quarter, the change in fair value of the bitcoin held in the investment fund was a loss of $114.9 million.

Non-operating income

Non-operating income decreased primarily due to changes in the fair value of a stock warrant liability recorded in the prior-year period.

Depreciation and amortization

Depreciation and amortization, which we classify as “Cost of revenues – depreciation and amortization” in our statements of operations, increased significantly when compared to the prior-year period primarily due to the acceleration of depreciation related to our exit of the Hardin, MT facility (a $15.8 million increase in depreciation) and, to a lesser extent increased depreciation costs associated with a higher number of mining servers in operation ($4.7 million).

Interest expense

Interest expense increased $3.7 million from the prior-year as a result interest related to the convertible notes issued in November 2021 ($2.8 million) and interest on borrowings outstanding under the Company’s revolving credit agreement ($0.9 million).

Income tax expense

Income tax expense was $9.8 million for the period ended June 30, 2022. We recorded tax expense despite a pre-tax loss from operations due to a valuation adjustment related to the certain deferred tax benefits.

Net loss

We recorded a net loss of $(191.6) million in the current year period compared with net loss of $(108.9) million in the prior period. This $82.7 million decline was primarily driven by the impact of declines in the carrying value of our digital assets ($81.5 million), higher depreciation expense ($21.8 million), lower total margin $(17.0 million), increased income tax expense ($9.8 million), higher operating expenses ($5.8 million) increased interest expense ($3.7 million) partially offset by the gain on the sale of equipment of $58.1 million.

Adjusted EBITDA

Adjusted EBITDA was a loss of $(147.2) million compared with a loss of $(105.1) million in the prior-year period.

This $42.1 million decline was primarily driven by the impact of declines in the carrying value of our digital assets ($81.5 million) and lower total margin $(17.0 million) partially offset by the gain on the sale of equipment ($58.1 million).

Results of Operations

For the Six Months ended June 30, 2022 and 2021

	Six Months Ended June 30,		Favorable
	2022	2021	(Unfavorable)

Revenues	$76,639,534	$38,474,672	$38,164,862
Cost of revenues - energy, hosting and other	(29,201,710)	(5,724,646)	(23,477,064)
Cost of revenues - depreciation and amortization	(38,586,480)	(3,675,603)	(34,910,877)
Total margin	8,851,344	29,074,423	(20,223,079)

Gain on sale of equipment	58,181,516	-	58,181,516

General and administrative expenses	(26,835,089)	(60,175,421)	33,340,332

Changes in carrying value of digital assets:
Change in fair value of digital currencies held in fund	(85,016,208)	17,323,121	(102,339,329)
Impairment of digital currencies	(147,141,486)	(11,740,859)	(135,400,627)
	(232,157,694)	5,582,262	(237,739,956)

Non-operating income (expenses)	393,973	(7,250)	401,223

Net loss	(204,605,231)	(25,527,878)	(179,077,353)

Bitcoin ("BTC") production during the period, in BTC	1,966	846	1,119

Reconciliation to Adjusted EBITDA
Net loss	$(204,605,231)	$(25,527,878)	$(179,077,353)
Exclude: Interest expense	6,562,358	2,406	6,559,952
Exclude: Income tax expense (benefit)	5,557,560	(514)	5,558,074
EBIT	(192,485,313)	(25,525,986)	(166,959,327)
Exclude: Depreciation and amortization	38,586,480	3,675,603	34,910,877
EBITDA	(153,898,833)	(21,850,383)	(132,048,450)
Exclude: Stock compensation expense, net of withholding tax	15,407,576	51,907,111	(36,499,535)
Exclude: Impairment of patents	919,363	-	919,363
Adjusted EBITDA	$(137,571,894)	$30,056,728	$(167,628,622)

Revenues and Total Margin

We generated revenues of $76.6 million during the six months ended June 30, 2022 compared with $38.5 million during the six months ended June 30, 2021. This increase in revenue was driven by a 132% increase in bitcoin production ($50.9 million) partially offset by lower revenue per bitcoin mined ($12.7 million) resulting from lower market prices for bitcoin in the current-year period when compared with the prior-year period. Cost of revenues – energy, hosting and other during the six months ended June 30, 2022 amounted to $29.2 million compared with $5.7 million in the prior-year period. This $23.5 million increase was driven by higher costs per bitcoin mined ($15.9 million, including the impact of accelerated costs related to the exit from Hardin) and increased costs associated with higher bitcoin production ($7.6 million). Total margin, which we define as revenues less cost of revenues – energy, hosting and other and cost of revenues – depreciation and amortization, totalled $8.9 million compared with $29.1 million in the prior-year period. This $20.2 million decrease in total margin was driven primarily by the impact of accelerated costs related to the Hardin exit partially offset by the increase in bitcoin production.

Notwithstanding the increased mining activities vs. the prior-year period, our production of bitcoin during the six months ended June 30, 2022 was negatively impacted by ongoing maintenance issues and the storm at our Hardin, MT facility as well as the delays in energizing our bitcoin mining equipment at the King Mountain data center in Texas.

Gain on sale of assets

On December 2, 2021, we entered into an agreement with DCRBN Ventures Development and Acquisition LLC (“DCRBN”) in which the Company agreed to sell certain equipment to DCRBN starting in April 2022, in conjunction with the development of commercial activities at the King Mountain wind farm in McCamey, TX. During the six months ended June 30, 2022, the Company sold equipment for cash proceeds totalling $87.2 million and realized a pre-tax gain on the sale of such assets of $58.2 million. There were no such sales in the prior-year period.

General and administrative expenses

General and administrative expenses were $26.8 million for the six months ended June 30, 2022 compared with $60.2 million for the prior year period, a decrease of $33.4 million from the prior-year period. This decrease was primarily the result of a $36.5 million decrease in stock-based (non-cash) compensation expense partially offset by higher costs associated with increased business activities.

Changes in carrying value of digital assets:

●	Impairment of digital currencies recorded in operating expenses: We incurred significant impairment of digital assets during the six months ended June 30, 2022 as the price of bitcoin hit new lows in June 2022. Total impairment expense was $147.1 million for the six months ended June 30, 2022 compared with an impairment expense of $11.7 million for the prior-year period.
●	Change in fair value of digital currencies recorded in operating income (expense): During the month of June the company withdrew 4,769 bitcoin from its investment fund. Total year to day changes in the fair value of investment fund through the June 10 withdrawal date resulted in a loss of $85.0 million in the current year period. During the prior-year period, the change in fair value of the bitcoin held in the investment fund was an increase in fair value of $17.3 million.

Non-operating income (loss)

Non-operating income increased primarily due to changes in the fair value of a stock warrant liability recorded in the prior-year period.

Depreciation and amortization

Depreciation and amortization, which we classify as “Cost of revenues – depreciation and amortization” in our statements of operations, increased $34.9 million when compared to the prior-year period primarily due to the acceleration of depreciation related to our exit of the Hardin, MT facility (a $19.9 million) and increased depreciation costs associated with a higher number of mining servers in operation when compared with the prior year period ($10.8 million).

Interest expense

Interest expense increased $6.6 million from the prior-year as a result interest related to the convertible notes issued in November 2021 ($5.7 million) and interest on borrowings outstanding under the Company’s revolving credit agreement ($0.9 million).

Income tax expense (benefit)

Income tax expense was $5.5 million for the six months ended June 30, 2022 compared with a small tax benefit in the prior year. We recorded tax expense despite a pre-tax loss from operations due to a valuation adjustment related to the certain deferred tax benefits record in the current year period.

Net loss

We recorded a net loss of $(204.6) million in the current year period compared with net loss of $(25.5) million in the prior period. This $179.1 million decline was primarily driven by the impact of declines in the carrying value of our digital assets ($237.7 million), higher depreciation expense ($34.9 million), and to a lesser extent higher interest expense and income tax expense. Partially offsetting these unfavorable variances was the gain on the sale of equipment ($58.1 million), lower general and administrative expenses ($33.3 million), and higher total margin ($14.7 million).

Adjusted EBITDA

Adjusted EBITDA was a loss of $(137.6) million compared with positive Adjusted EBITDA of $30.1 million in the prior year period. This $167.6 million decline was primarily driven by the impact of declines in the carrying value of our digital assets ($232.2 million) partially offset by the gain on the sale of equipment ($58.2 million), higher total margin ($14.7 million).

Financial Condition and Liquidity

Cash, cash equivalents and restricted cash totalled $89.7 million at June 30, 2022, a decrease of $178.9 million from December 31, 2021. The decrease in cash, cash equivalents and restricted cash was primarily driven by a $334.0 million use of cash from investing activities resulting primarily from significant levels of advances to vendors related to bitcoin mining server orders ($394.0 million) and, to a lesser extent, purchases of property and equipment ($13.8 million) and equity investments ($14.0 million) partially offset by proceeds from assets sales ($87.2 million).

Cash flows from financing activities resulted in a source of cash of $196.0 million, primarily from proceeds from the issuance of common stock ($161.0 million) and proceeds from borrowings outstanding under the Company’s $100 million revolving credit agreement ($35.0 million).

Cash flows from operating activities resulted in a use of funds of $40.8 million. Positive cash flow impacts of operating activities before the impact of changes in operating assets and liabilities (a $47.9 million source of funds) were more than offset by a $88.7 million use of funds from changes in operating assets and liabilities, primarily due to changes in digital currencies (a $76.5 million use of funds).

We had $35 million outstanding under its revolving credit agreement at June 30, 2022. The maximum borrowings outstanding under the credit agreement during the six months ended June 30, 2022, was $70 million.

The Company expects to have sufficient liquidity, including cash on hand and available borrowing capacity to support ongoing operations. We will continue to seek to fund the growth in our business activities through the capital markets, including both debt and equity issuances.

Bitcoin Holdings

At June 30, 2022, we held approximately 10,055 bitcoin with a total carrying value of $190.4 million on the balance sheet. Approximately 2,820 bitcoin were being utilized as collateral for revolving credit borrowings and were classified as “digital currencies, restricted”. The remaining bitcoin were classified as “Digital currencies” on the balance sheet. The fair market value of our bitcoin holdings at June 30, 2022 was approximately $198.9 million and the value of a single bitcoin was approximately $19,785.

At June 30, 2021 we held a total of 5,784 bitcoin with a total carrying value of $195.9 million on the balance sheet. The fair market value of our bitcoin holdings at June 30, 2021 was approximately $202.7 million and the value of a single bitcoin was approximately $35,041.

We expect to increase our bitcoin holdings over time primarily through mining activities. As our mining activities increase, we may sell a portion of bitcoin produced in future periods to fund monthly operations, for treasury management purposes or for general corporate purposes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2022, our exposure to market risk was primarily from our At The Market Facility. During the quarter the price at which we sold our common stock per share fluctuated from $5.34 to $28.92 with an average price per share of $13.38. We would have risk on our commercial credit facility had we drawn down upon it as the interest rate changes at the greater of 6% or the prime rate plus 2.75%. We have no other floating debt obligations. Our interest rate exposure will be primarily due to differences between our floating rate debt obligations compared to our floating rate short-term investments. Our ability to borrow under our Revolving Line of Credit is based upon a floating formula regarding the value of collateral which is our owned bitcoin, thus decreases in the market price for bitcoin limit our ability to borrow under the facility.

There have been no other material changes in our primary risk exposures or management of market risks as of this quarter.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures .

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework in the 2013 COSO framework. Based on this assessment, management concluded that our disclosure controls and procedures were not effective as of June 30, 2022 for the reasons stated in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

As part of our ongoing program to implement changes and further improve our internal controls and in conjunction with our Code of Ethics, our independent directors have been working with management to include protocols and measures aimed at ensuring quality of our internal controls. Among those measures is the implementation of a whistle blower hotline, which allows third parties to anonymously report noncompliant activity. The hotline may be accessed as follows:

To file a report, use the Client Code “MarathonPG” and pick one of the following options:

●	Call: 1-877-647-3335

●	Click: http://www.RedFlagReporting.com

Changes in Internal Controls.

There have been changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

We have created a position of Assistant Controler to support our Chief Accounting Officer and his staff which position was filled in July 2022. We are also undertaking an exhaustive review process of our outside internal controls consultants and bringing in additional resources to support our efforts to continue remediation of our internal controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Ho Matter

On January 14, 2021, Plaintiff Michael Ho (“Plaintiff” or “Ho”) filed a Civil Complaint for Damages and Restitution (“Complaint”) against the Company and 10 Doe Defendants. The Complaint alleges six causes of action against the Company, (1) Breach of Written Contract; (2) Breach of Implied Contract; (3) Quasi-Contract; (4) Services Rendered; (5) Intentional Interference with Prospective Economic Relations; and (6) Negligent Interference with Prospective Economic Relations, which is the one plead against “all Defendants” and is most likely to involve later named defendants. The claims arise from the same set of facts, Ho alleges that the Company profited from commercially-sensitive information he shared with the Company and then it refused to compensate him for his role in securing the acquisition of a supplier of energy for the Company. On February 22, 2021, the Company responded to Mr. Ho’s Complaint with a general denial and the assertion of applicable affirmative defenses. Then, on February 25, 2021, the Company removed the action to the United States District Court in the Central District of California, where the action remains pending. The Company filed a motion for summary judgment/adjudication of all causes of action. On February 11, 2022, the Court granted the motion and dismissed Ho’s 2nd, 5th and 6th causes of action. Discovery is closed. The Court held a pre-trial conference on February 24, 2022, where it vacated the March 3, 2022 trial date and ordered the parties to meet and confer on a new trial date. The Court discussed the various theories of damages maintained by the parties. In its ruling on the summary judgment motion and at the pre-trial conference on February 24, 2022, the Court noted that a jury is more likely to accept $150,000 as an appropriate damages amount if liability is found, as opposed to the various theories espoused by Ho that result in multi-million dollar recoveries. Due to outstanding issues of fact and law, it is impossible to predict the outcome at this time; however, after consulting legal counsel, the Company is confident that it will prevail in this litigation, since it did not have a contract with Mr. Ho and he did not disclose any commercially-sensitive information under any mutual nondisclosure agreement that was used to structure any joint venture with energy providers. Trial has been postponed to February 2023.

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

Putative Class Action Complaint

On December 17, 2021, a putative class action complaint was filed in the United States District Court for the District of Nevada, against the Company and present and former senior management. The complaint alleges securities fraud related to the disclosure of an SEC investigation previously made by the Company on November 15, 2021. Plaintiff Tad Schlatre served the complaint on the Company on March 1, 2022. Multiple alleged shareholders have moved for appointment as lead plaintiff. Those motions remain pending before the Court.

Derivative Complaints

On February 18, 2022, a shareholder derivative complaint was filed in the United States District Court for the District of Nevada, against current and former members of the Company’s board of directors and senior management. The complaint is based on allegations substantially similar to the allegations in the December 2021 putative class action complaint, related to the Company’s disclosure of an SEC investigation previously made by the Company on November 15, 2021. On March 4, 2022, the complaint was served on the Company. On April 4, 2022, the defendants moved to dismiss the complaint.

On May 5, 2022, a second shareholder derivative complaint was filed in the United States District Court for the District of Nevada, against current and former members of the Company’s board of directors and senior management. The second shareholder derivative complaint is based on allegations substantially similar to the allegations in the February 18, 2022 derivative complaint. On May 11, 2022, the defendants moved to dismiss the second shareholder derivative complaint.

On June 1, 2022, the Court entered an order consolidating the two derivative actions. A June 13, 2022 scheduling order provides for plaintiffs to file a consolidated complaint and for renewed motions to dismiss the consolidated shareholder derivative complaint. The consolidated complaint has not yet been filed.

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

Our business could be harmed by prolonged power and internet outages, shortages, or capacity constraints and deployment delays.

Our operations require a significant amount of electrical power and access to high-speed internet to be successful. If we are unable to secure sufficient electrical power, or if we lose internet access for a prolonged period, we may be required to reduce our operations or cease them altogether. We are also dependent upon our third party energy providers to power miners upon installation, and there may be delays in deployment and implementation. If any of these scenarios occurs, our business and results of operations may be materially and adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

10.1	Forms of Revolving Credit Agreement, Revolving Credit Note, Term Loan Agreement and Term Loan Note
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.ins	XBRL Instance Document**
101.sch	XBRL Taxonomy Schema Document**
101.cal	XBRL Taxonomy Calculation Document**
101.def	XBRL Taxonomy Linkbase Document**
101.lab	XBRL Taxonomy Label Linkbase Document**
101.pre	XBRL Taxonomy Presentation Linkbase Document**

 104 Inline XBRL

* Furnished herewith

** Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2022

MARATHON DIGITAL HOLDINGS, INC.

By:	/s/ Fred Thiel
Name:	Fred Thiel
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Simeon Salzman
Name:	Simeon Salzman
Title:	Chief Accounting Officer
(Principal Financial and Accounting Officer)

