Form 10-Q
period 2022-09-30
MARATHON DIGITAL HOLDINGS, INC.
filed 2022-11-14
CIK 1507605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, 116,842,289 shares of common stock are issued and outstanding as of November 14, 2022.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, “Marathon Digital Holdings, Inc.,” “we,” “us,” “our” and similar terms refer to Marathon Digital Holdings, Inc., a Nevada corporation, and its subsidiaries.

Item 1. Financial Statements

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$55,339,400	$268,555,837
Restricted cash	8,800,000	-
Digital currencies	126,418,098	102,805,980
Digital currencies loaned	-	20,437,284
Digital currencies held in fund	-	223,915,761
Receivable from sale of equipment	1,000,000	-
Deposits	22,533,569	34,458,347
Loan receivable	-	30,000,000
Prepaid expenses and other current assets	26,015,943	8,148,116
Total current assets	240,107,010	688,321,325

Other assets:
Property and equipment (net of accumulated depreciation of $26,809,659 and $21,311,461, respectively)	403,522,538	276,242,794
Advances to vendors	687,777,200	466,254,623
Investments	36,999,994	3,000,000
Digital currencies, restricted	70,743,342	-
Long term deposits	26,554,033	-
Long term prepaids	8,703,542	13,665,589
Right-of-use assets	1,369,774	-
Intangible assets (net of accumulated amortization of $280,497 at December 31, 2021)	-	931,226
Total other assets	1,235,670,423	760,094,232
TOTAL ASSETS	$1,475,777,433	$1,448,415,557

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$19,051,369	$10,867,403
Accrued expenses	2,140,544	2,230,870
Legal reserve payable	21,199,549	-
Operating lease liabilities	306,444	-
Current portion of accrued bond interest	2,843,611	867,260
Total current liabilities	45,541,517	13,965,533
Long-term liabilities
Convertible notes	731,318,578	728,405,922
Term loan	49,863,008	-
Operating lease liabilities	1,131,810	-
Deferred tax liabilities	22,820,558	23,020,721
Total long-term liabilities	805,133,954	751,426,643

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, 0.0001 par value, 50,000,000 shares authorized, no shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	-	-
Common stock, 0.0001 par value; 200,000,000 shares authorized; 116,810,405 and 102,733,273 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	11,681	10,273
Additional paid-in capital	1,057,798,421	835,693,610
Accumulated other comprehensive loss	(450,719)	(450,719)
Accumulated deficit	(432,257,421)	(152,229,783)
Total stockholders’ equity	625,101,962	683,023,381
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,475,777,433	$1,448,415,557

The accompanying notes are an integral part to these unaudited consolidated condensed financial statements.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total Revenues	$12,690,452	$51,707,483	$89,329,986	$90,182,155

Costs and expenses
Cost of revenues
Cost of revenues - energy, hosting and other	(13,772,555)	(5,922,811)	(42,974,265)	(11,647,457)
Cost of revenues - depreciation and amortization	(26,294,842)	(4,340,198)	(64,881,323)	(8,015,801)
	(40,067,397)	(10,263,009)	(107,855,588)	(19,663,258)
Operating expenses
General and administrative expenses	(12,352,008)	(99,235,984)	(39,187,098)	(159,411,404)
Legal reserves	(24,960,000)	-	(24,960,000)	-
Impairment of deposits due to vendor bankruptcy filing	(7,987,147)	-	(7,987,147)	-
Impairment of digital currencies	(5,903,891)	(6,731,890)	(153,045,376)	(18,472,750)
Impairment of patents	-	-	(919,363)	-
Realized and unrealized gains (losses) on digital currencies held in fund	-	42,086,907	(85,016,208)	59,410,028
Gain on sale of equipment, net of disposals	31,934,307	-	90,115,824	-
	(19,268,739)	(63,880,967)	(220,999,368)	(118,474,126)
Operating loss	(46,645,684)	(22,436,493)	(239,524,970)	(47,955,229)
Impairment of loan and investment due to vendor bankruptcy filing	(31,012,853)	-	(31,012,853)	-
Other non-operating income	238,159	261,273	632,132	254,024
Interest expense	(3,752,301)	(287)	(10,314,659)	(2,694)
Loss before income taxes	$(81,172,679)	$(22,175,507)	$(280,220,350)	$(47,703,899)
Income tax benefit	5,750,272	2,940	192,712	3,454
Net loss	$(75,422,407)	$(22,172,567)	$(280,027,638)	$(47,700,445)

Net loss per share, basic and diluted:	$(0.65)	$(0.22)	$(2.56)	$(0.49)
Weighted average shares outstanding, basic and diluted:	116,533,816	100,803,809	109,492,865	98,230,795

The accompanying notes are an integral part to these unaudited consolidated condensed financial statements.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Nine Months Ended September 30, 2021

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Loss	Equity
Balance as of December 31, 2020	-	$-	81,974,619	$8,197	$428,242,763	$(116,055,277)	$(450,719)	$311,744,964
Stock based compensation, net of tax withholding	-	-	7,523,397	753	147,646,535	-	-	147,647,288
Issuance of common stock, net of offering costs/At-the-market offering	-	-	12,500,000	1,250	237,428,370	-	-	237,429,620
Options exercised on a cashless basis	-	-	23,500	3	(3)	-	-	-
Warrant exercised for cash	-	-	170,904	17	160,145	-	-	160,162
Common stock issued for cashless exercise of warrants			2,044	-	-			-
Common stock issued for service and license agreements			312,094	31	11,134,808			11,134,839
Net loss	-	-	-	-	-	(47,700,445)	-	(47,700,445)
Balance as of September 30, 2021	-	$-	102,506,558	$10,251	$824,612,618	$(163,755,722)	$(450,719)	$660,416,428

For the Nine Months Ended September 30, 2022

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Loss	Equity
Balance as of December 31, 2021	-	$-	102,733,273	$10,273	$835,693,610	$(152,229,783)	$(450,719)	$683,023,381
Stock based compensation, net of tax withholding	-	-	417,380	42	18,824,676	-	-	18,824,718
Issuance of common stock, net of offering costs/At-the-market offering	-	-	13,459,752	1,346	198,700,156	-	-	198,701,502
Common stock issued for long term service contract	-	-	200,000	20	4,579,979	-	-	4,579,999
Net loss	-	-	-	-	-	(280,027,638)	-	(280,027,638)
Balance as of September 30, 2022	-	$-	116,810,405	$11,681	$1,057,798,421	$(432,257,421)	$(450,719)	$625,101,962

For the Three Months Ended September 30, 2021

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Loss	Equity
Balance as of June 30, 2021	-	$-	99,634,123	$9,963	$722,543,196	$(141,583,155)	$(450,719)	$580,519,285
Stock based compensation, net of tax withholding	-	-	2,722,435	273	95,739,437	-	-	95,739,710
Common stock issued for service and license agreements	-	-	150,000	15	6,329,985	-	-	6,330,000
Net loss	-	-	-	-	-	(22,172,567)	-	(22,172,567)
Balance as of September 30, 2021	-	$-	102,506,558	$10,251	$824,612,618	$(163,755,722)	$(450,719)	$660,416,428

For the Three Months Ended September 30, 2022

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Loss	Equity
Balance as of June 30, 2022	-	$-	113,865,235	$11,387	$1,016,722,345	$(356,835,014)	$(450,719)	$659,447,999
Stock based compensation, net of tax withholding	-	-	41,650	4	3,417,138	-	-	3,417,142
Issuance of common stock, net of offering costs/At-the-market offering	-	-	2,903,520	290	37,658,938	-	-	37,659,228
Net loss	-	-	-	-	-	(75,422,407)	-	(75,422,407)
Balance as of September 30, 2022	-	$-	116,810,405	$11,681	$1,057,798,421	$(432,257,421)	$(450,719)	$625,101,962

The accompanying notes are an integral part to these unaudited consolidated condensed financial statements.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(280,027,638)	$(47,700,445)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	64,881,323	8,015,801
Amortization of prepaid service contract	22,781,073	-
Gain on sale of assets, net of disposals	(90,115,824)	(8,571)
Deferred tax expense	(200,163)	-
Realized and unrealized losses (gains) on digital currencies held in fund	85,016,208	(59,410,028)
Impairment of digital currencies	153,045,376	18,472,750
Stock based compensation	18,877,144	152,335,353
Amortization of bond issuance costs	2,956,016	-
Impairment of patents	919,363	-
Impairment of assets related to vendor bankruptcy filing	39,000,000	-
Other adjustments from operations, net	897,837	365,026
Changes in operating assets and liabilities:
Digital currencies	(89,329,986)	(90,124,117)
Deposits	(13,629,429)	-
Prepaid expenses and other assets	(30,583,448)	(28,700,147)
Accounts payable and accrued expenses	8,093,640	2,518,805
Legal reserve payable	21,199,549	-
Accrued interest	1,976,351	(121,596)
Net cash used in operating activities	(84,242,608)	(44,357,170)
CASH FLOWS FROM INVESTING ACTIVITIES
Advances to vendors	(482,097,485)	(191,543,484)
Purchase of property and equipment	(19,829,237)	(30,737,688)
Sales of property and equipment	177,370,765	-
Purchase of digital currencies in fund	-	(150,000,000)
Purchase of equity investments	(43,999,820)	-
Sale of digital currencies in investment fund	482,872	500,715
Net cash used in investing activities	(368,072,905)	(371,780,457)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	198,701,502	312,196,846
Proceeds from term loan borrowings, net of issuance costs	49,250,000	-
Value of shares withheld for taxes	(52,426)	(4,688,065)
Proceeds received on exercise of options and warrants	-	160,162
Net cash provided by financing activities	247,899,076	307,668,943

Net decrease in cash, cash equivalents and restricted cash	(204,416,437)	(108,468,684)
Cash, cash equivalents and restricted cash — beginning of period	268,555,837	141,322,776
Cash, cash equivalents and restricted cash — end of period	$64,139,400	$32,854,092

Supplemental cash flow information:
Interest paid	$5,382,292	$-

Supplemental schedule of non-cash investing and financing activities:
Options exercised into common stock	$-	$3
Operating lease assets obtained in exchange for new operating lease liabilities	$1,538,573	$-
Digital currencies transferred from fund	$137,843,761
Unpaid proceeds from sale of property & equipment	$1,000,000	$-
Reclassifications from advances to vendor to property and equipment upon receipt of equipment	$260,574,908	$53,932,636
Common stock issued for service and license agreements	$4,579,999	$11,134,839

The accompanying notes are an integral part to these unaudited consolidated condensed financial statements.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Marathon Digital Holdings, Inc. (the “Company”) was incorporated in the State of Nevada on February 23, 2010 under the name Verve Ventures, Inc. On December 7, 2011, the Company changed its name to American Strategic Minerals Corporation and was engaged in exploration and potential development of a minerals business. In June 2012, the Company discontinued the minerals business and began to invest in real estate properties in Southern California. In October 2012, the Company discontinued its real estate business and the Company commenced IP licensing operations, at which time the Company’s name was changed to Marathon Patent Group, Inc. In 2018, the Company began its bitcoin mining operations by purchasing cryptocurrency mining machines and establishing a data center in Canada to mine digital assets. The Company ceased operating in Canada in 2020 and relocated all owned mining equipment out of Canada to the U.S. The Company has since expanded its activities in the mining of bitcoin across the U.S. The Company changed its name to Marathon Digital Holdings, Inc. on March 1, 2021. As of September 30, 2022, the Company is solely focused on the mining of bitcoin and ancillary opportunities within the bitcoin ecosystem.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the SEC. They include all adjustments that we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. The September 30, 2022, Condensed Consolidated Balance Sheet was derived from audited financial statements but does not include all footnote disclosures from the annual financial statements.

These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 10, 2022.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated condensed financial statements, including the accounts of the Company’s subsidiaries, Marathon Crypto Mining, Inc., Crypto Currency Patent Holding Company and Soems Acquisition Corp. have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year ended December 31, 2022.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on the reported financial position, results of operations, or cash flows. Previously reported compensation and related taxes, consulting fees, and professional fees have now been reclassified within general and administrative expenses. In addition, previously reported change in fair value of warrant liability, realized gain on sale of digital currencies and interest income have now been reclassified as other non-operating income.

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

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Restricted Cash

Restricted cash principally represents those cash balances that support commercial letters of credit and are restricted from withdrawal. The following table provides a reconciliation of the total cash, cash equivalents and restricted cash reported on the Condensed Consolidated Balance Sheets to the corresponding amounts reported on the Condensed Consolidated Statements of Cash Flows.

	As of September 30, 2022	As of September 30, 2021
Cash and cash equivalents	$55,339,400	$32,854,092
Restricted cash	8,800,000	-
Cash, cash equivalents and restricted cash	$64,139,400	$32,854,092

Digital Currencies, Digital currencies, restricted and Digital currencies loaned

Digital currencies, and Digital currencies loaned are included in current assets in the consolidated balance sheets. Digital currencies are recorded as indefinite lived intangibles at cost less impairment in accordance with FASB ASC 350 – Intangibles-Goodwill and Other. Digital currencies, restricted represent collateral for long-term loans and as such are classified as a non-current asset.

An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. When the exchange-traded price of digital currencies declines below its carrying value, the Company has determined that it is more likely than not that an impairment exists. When this occurs, the amount of impairment to record is determined based on the fair value of digital currencies in accordance with the fair value measurement framework in FASB ASC 820 – Fair Value Measurement “(ASC 820”). If the fair value of digital currency is lower than its carrying amount, the Company will record an impairment in an amount by which the carrying value exceeds the fair value of the digital currency. Subsequent reversal of impairment losses is not permitted.

The following table presents the activities of the digital currencies for the nine months ended September 30, 2022:

Digital currencies at December 31, 2021*	$123,243,264
Additions of digital currencies	89,140,088
Digital currencies transferred from fund	137,843,761
Disposal of digital currency for charitable contribution	(20,297)
Impairment of digital currencies	(153,045,376)
Digital currencies at September 30, 2022	$197,161,440

*	Includes a loan of 600 bitcoin ($20,437,284) to NYDIG. On June 14, 2022 the Company terminated the loan and there are no loans of digital assets outstanding as of September 30, 2022.

Digital currencies at December 31, 2020	$2,271,656
Additions of digital currencies	90,182,155
Impairment of digital currencies	(18,472,750)
Interest received on digital currencies, restricted	5,962
Sale of digital currencies, net	(55,429)
Digital currencies at September 30, 2021	$73,931,594

At September 30, 2022, the Company held approximately 10,670 bitcoin with a carrying value of $197.2 million. The bitcoin were classified on the balance sheet as digital currencies (6,842 bitcoin or approximately $126.4 million carrying value) and digital currencies, restricted (3,828 bitcoin or approximately $70.8 million carrying value). At September 30, 2022, the fair market value of the Company’s bitcoin holdings was approximately $207.3 million, including digital currencies and digital currencies, restricted. Digital currencies, restricted is comprised of bitcoins held as collateral for term loan and revolving line of credit (“RLOC”) borrowings.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Halving – The bitcoin blockchain and the cryptocurrency reward for solving a block is subject to periodic incremental halving. Halving is a process designed to control the overall supply and reduce the risk of inflation in cryptocurrencies using a Proof-of-Work consensus algorithm. At a predetermined block, the mining reward is cut in half, hence the term “Halving”. The last halving for bitcoin occurred on May 12, 2020. For example, the current fixed reward on the bitcoin network for solving a new block is six and one quarter (6.25) bitcoin per block, which decreased from twelve and a half (12.5) bitcoin per block in May 2020. It is estimated that the number of bitcoin per block will halve again in May 2024. Many factors influence the price of bitcoin and potential increases or decreases in prices in advance of or following a future halving is unknown.

Digital Currencies Held in Fund

On January 25, 2021, the Company entered into a limited partnership agreement with NYDIG Digital Assets Fund III, LP (“Fund”) wherein the Fund purchased 4,812.66 bitcoin in an aggregate purchase price of $150 million. The Company owned 100% of the limited partnership interests and consolidated the Fund under a voting interest model. The consolidated assets in the investment fund are included in current assets in the consolidated balance sheets under the caption “Digital currencies held in fund.”

The Fund qualified and operated as an investment company for accounting purposes pursuant to the accounting and reporting guidance under ASC 946, Financial Services – Investment Companies, which requires fair value measurement of the Fund’s investments in digital assets. The digital assets held by the Fund were traded on a number of active markets globally, including the over-the-counter market and digital asset exchanges. A fair value measurement under ASC 820 for an asset assumes that the asset is exchanged in an orderly transaction between market participants either in the principal market for the asset or, in the absence of a principal market, the most advantageous market for the asset (ASC 820-10-35-5). The fair value of the assets within the Fund were measured daily based on pricing obtained from CoinDesk Bitcoin Price Index at approximately 4pm New York time. Any changes in the fair value of the assets were recorded in the Consolidated Statement of Operations under the caption “Realized and unrealized gains (losses) of digital currencies held in fund.”

On June 10, 2022, the Company redeemed 100% of its limited partnership interest in the Fund in exchange for approximately 4,768.5 bitcoin (with a fair market value of approximately $137.8 million). This bitcoin was transferred from the Fund’s custodial wallet to the Company’s digital wallet. Upon redemption, the Company no longer had a majority voting interest in the Fund and therefore deconsolidated the Fund in accordance with ASC 810 – Consolidation. The Company did not record any gain or loss upon deconsolidation as the digital assets in the Fund were measured at fair value. Subsequent to the transfer, the bitcoin transferred to the Company’s digital wallet has been accounted for at cost less impairment in line with its digital currencies measurement policy as described under Digital Currencies, Digital currencies, restricted and Digital currencies loaned. The activity in the Fund for the nine months ended September 30, 2022 and twelve months ended December 31, 2021 was as follows:

Digital currencies held in fund at December 31, 2021	$223,915,761
Sale of digital currencies	(482,872)
Realized and unrealized losses on digital currencies held in fund	(85,016,208)
Management expenses incurred by fund	(572,920)
Digital currencies transferred out of fund	(137,843,761)
Digital currencies held in fund at September 30, 2022	$-

Digital currencies held in fund at December 31, 2020	$-
Purchase of digital currencies held in fund	150,000,000
Realized and unrealized gains on digital currencies held in fund	74,696,002
Management expenses incurred by fund	(780,241)
Digital currencies held in fund at December 31, 2021	$223,915,761

Investments

Investments, which may be made from time to time for strategic reasons (and not to engage in the business of investments) are included in non-current assets in the consolidated balance sheets. Investments are recorded at cost and the Company analyzes the value of investments on a quarterly basis. As part of the Company’s policy to maximize return on strategic investment opportunities, while preserving capital and limiting downside risk, the Company may at times enter into equity investments or Simple Agreements for Future Equity (“SAFE”) agreements. The nature and timing of the Company’s investments will depend on available capital at any particular time and the investment opportunities identified and available to the Company.

On December 21, 2021 and December 30, 2021, the Company entered into two separate SAFE agreements classified on the balance sheet as non-current assets. SAFE agreements are accounted for as equity securities without readily determinable fair value at cost minus impairment, as adjusted for observable price changes in orderly transactions for identical or similar investment of the same issue pursuant to Topic 321 Investments – Equity Securities (“ASC 321”).

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

On February 3, 2022, the Company invested approximately $10 million in convertible preferred stock of Compute North Holdings, Inc. The acquisition of convertible preferred stock was accounted for as investments in equity securities without readily determinable fair value at cost minus impairment, as adjusted for observable price changes in orderly transactions for identical or similar investment of the same issue pursuant to ASC 321. This investment was subject to an impairment of $10.0 million following Compute North’s Chapter 11 Bankruptcy filing in September 2022 (See Note 6).

On May 3, 2022, the Company converted $2.0 million from a SAFE investment into preferred stock while purchasing an additional $3.5 million of preferred stock in Auradine, Inc. along with entering into a commitment to acquire $30.0 million of additional shares of preferred stock. This forward contract was accounted for under ASC 321 as an equity security. On September 27, 2022, pursuant to the forward contract, the Company increased its investment in the preferred stock of Auradine, Inc. by $30.0 million, bringing its total carrying amount of investment in Auradine, Inc. preferred stock to $35.5 million with no noted impairments or other adjustments (See Note 11).

As of September 30, 2022, the Company has one remaining SAFE investment with a carrying value of $1.0 million, with no noted impairments or other adjustments.

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

Financial assets and liabilities are classified in their entirety within the fair value hierarchy based on the lowest level of input that is significant to their fair value measurement. The Company measures the fair value of its marketable securities and investments by taking into consideration valuations obtained from third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs included reported trades and broker-dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities and other observable inputs.

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of September 30, 2022 and December 31, 2021, respectively:

	Fair value measured at September 30, 2022
	Total carrying value at September 30,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets
Money Market Accounts	$51,468,288	$51,468,288	$-	$-

	Fair value measured at December 31, 2021
	Total carrying value at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets
Money Market Accounts	$266,635,158	$266,635,158	$-	$-
Digital currencies held in fund	$223,915,761	$-	$223,915,761	$-

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

There were no transfers among Levels 1, 2 or 3 during the three and nine months ended September 30, 2022.

On June 10, 2022, the Company withdrew approximately 4,769 bitcoin from its investment in NYDIG Digital Assets Fund III, LP and transferred the bitcoin directly into the Company’s account. As a result, the Company will no longer receive “mark-to-market” accounting for the bitcoin formerly held in the Investment Fund and the 4,769 bitcoin will now be classified as “Digital currencies” on the balance sheet and subject to impairment analysis as an indefinite-lived intangible.

Net Income and Basic and Diluted Net Income per Share

Net income per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic income per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. For the three and nine months ended September 30, 2022, respectively, the Company incurred a loss position and as such the computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding, as they would be anti-dilutive.

Computation of potential shares for the diluted earnings (loss) per share calculation at September 30, 2022 and 2021 are as follows:

	As of September 30,
	2022	2021
Warrants to purchase common stock	324,375	457,837
Restricted stock	1,113,132	95,179
Options to purchase common stock	-	81,120
Convertible notes to exchange common stock	9,812,955	-
Total	11,250,462	634,136

The following table sets forth the computation of basic and diluted loss per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss attributable to common shareholders	$(75,444,407)	$(22,172,567)	$(280,027,638)	$(47,700,445)

Denominator:
Weighted average common shares - basic and diluted	116,533,816	100,803,809	109,492,865	98,230,795
Loss per common share - basic and diluted	$(0.65)	$(0.22)	$(2.56)	$(0.49)

NOTE 3 – REVENUES FROM CONTRACTS WITH CUSTOMERS

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers. The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

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

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

The Company’s ongoing major or central operations is to use computing power to solve cryptographic algorithms to record and publish Bitcoin (“BTC”) transactions to blockchain ledgers or provide BTC transaction verification services to the BTC network (such activity, collectively, “mining”). In return for verifying transactions to be added as a new block to the network (i.e., successfully ‘solving’ a block), the Company is entitled to receive transaction fees and block rewards in the form of BTCs. Transaction fees are specified in each block of transactions request and are paid by the requester. The Bitcoin blockchain protocol itself currently issues a block reward for each solved block at a current rate of 6.25 BTC per block. Such reward is expected to be reduced to half of that in 2024. The Company also mines in a self-operated private pool, which was open to third-party pool participants from September 2021 until May 2022. The third-party pool participants employed the Company’s services as a pool operator in exchange for a pool fee paid to the Company. As a private pool operator, the Company facilitated the contribution of hash rate by third-party pool participants who choose to join or leave the pool at will.

Block rewards - The inflow of bitcoin as a result of receiving a block reward meets the definition of revenue because it gives the miner economic benefits from rendering services or carrying out its mining activities. Therefore, the Company may account for the block reward as revenue.

The Company determined it should recognize block rewards it receives from successfully solving a block as revenue from a contract with a customer (i.e. BTC network or pool operators) under FASB ASC 606. The customers under each type of revenue (Participant vs. Private pool participants) are further noted below. All relevant facts and circumstances, including the network’s protocols, were considered in determining (1) whether the Company has a contract with a customer under FASB ASC 606-10-25-2 and (2) whether its mining activities on the network meet all the criteria in FASB ASC 606-10-25-1.

Block rewards are the Company’s most significant source of revenue. Block rewards included in revenues on the statements of operations were approximately $12.5 million and $50.8 million, respectively for the three months ended September 30, 2022, and September 30, 2021. Block rewards included in revenues on the statements of operations were approximately $88.1 and $85.6 million for the nine months ended September 30, 2022 and September 30, 2021.

Transaction Fees - The transaction fees are specified in each transaction request and paid by the requester to the miner in exchange for the successful processing of the transaction. The requester meets the definition of a customer in FASB ASC 606 and pursuant to AICPA Practice Guide “Accounting for and Auditing Digital Assets” because it has contracted with the miner to obtain a service (successful mining) that is an output of the miner’s ordinary activities in exchange for consideration.

Transaction fees included in revenues on the statements of operations were approximately $0.2 million and $0.9 million, for the three months ended September 30, 2022 and September 30, 2021, respectively. Transaction fees included in revenues on the statements of operations were approximately $1.2 million and $4.6 million for the nine months ended September 30, 2022 and September 30, 2021, respectively.

Pool Fees - Pool fees earned by the Company as an operator of a private pool are recognized as revenue from contracts with customers in accordance with FASB ASC 606.

Pool fees included in revenues on the statements of operations were approximately zero and $0.05 million, respectively for the three months ended September 30, 2022 and September 30, 2021. Pool fees included in revenues on the statements of operations were approximately $0.3 million and $0.05 million, respectively for the nine months ended September 30, 2022 and September 30, 2021. As of May 2022, third party miners were no longer participating in the Company’s mining pool. As such, the Company ceased recognizing pool fees.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The Company earns revenues as:

●	a participant in a third-party operated mining pool (“Participant”)
●	a participant in a privately operated mining pool (“Private pool participant”)
●	the operator of a private pool (“Operator”)

Participant

The Company has entered into contracts with third-party mining pool operators, whom the Company considers its customer under FASB ASC 606. The Company provides a service of computing power (i.e., generated hash rate) that is an output of the Company’s ordinary activities in exchange for consideration. These contracts are terminable at any time by either party and the Company’s enforceable right to compensation only begins when the Company provides computing power to the mining pool operator. In exchange for providing computing power, the Company is entitled to consideration equal to a fractional share of the BTC reward (non-cash consideration, less any pool fees paid to the mining pool operator which are recorded as contra-revenues), for successfully adding a block to the blockchain. The Company’s fractional share of the block reward is based on the proportion of the Company’s contributed hash rate to the total computing power contributed by all mining pool participants in solving the current algorithm as calculated and determined by the pool operator, net of any pool fees.

The provision of computing power is the only performance obligation under our arrangements with the third-party mining pool operators. The transaction consideration the Company receives, is non-cash and variable in that the amount that it receives is dependent on the success of the mining pool regardless of whether any hash rate is contributed by the Company (the pool being the first to solve an algorithm). The non-cash consideration is measured at the estimated fair value of the contract inception. However, because it is not probable that a significant reversal of revenue will not occur, as the Company does not have visibility to exactly when a block is won and the pro rata share to which it is entitled (as it does when the Company is a participant in a privately operated pool where the Company is also the pool operator) all consideration is constrained until the Company receives confirmation of the consideration it earned, usually via the settlement of the block reward in the Company’s digital wallet, at which time revenue is recognized. The Company measures the non-cash consideration at the fair value on the date the block reward is received in the Company’s digital wallet when the contingency constraint on the transaction consideration is resolved, which is not materially different than the fair value at contract inception or the time the Company has earned the awards from the third-party mining pools. There is no significant financing component in these transactions.

Fair value of the digital asset award received is determined using the daily closing U.S. dollar spot rate of the related digital currency on the date received, which is not materially different than the fair value at contract inception.

Expenses associated with running the digital currency mining business, such as rent and electricity cost are recorded as cost of revenues. Depreciation on digital currency mining equipment is also recorded as a component of cost of revenues.

Private pool participant

The Company operates as a participant in its privately operated pool (“Marapool”). From September 2021 until May 2022, the Company operated as a participant in Marapool alongside third-party pool participants. The Company views the transaction requestor and the blockchain network as its customers under FASB ASC 606. The Company provides a service (successful mining) that is an output of the Company’s ordinary activities in exchange for consideration from the requester and the blockchain network (transaction fee and block reward, respectively). A contract with a customer exists at the point when the miner successfully validates a requesting customer’s transaction to the distributed ledger. At this point, the performance obligation has been satisfied (i.e., earned) in accordance with FASB ASC 606-10-25-30. Specifically, the inception of the contract and the point in time at which the consideration in that same contract is earned occurs simultaneously. Because of this, the additional criteria in FASB ASC 606-10-25-1 would be met as follows:

●	Both the requester (a customer) and the miner have approved the contract and are committed to the transaction at the point of successfully validating and adding the transaction to the distributed ledger.
●	Each party’s rights, the consideration to be transferred, and the payment terms are clear.
●	The transaction has commercial substance (that is, the risk, timing, or amount of the miner’s future cash flows is expected to change as a result of the contract).
●	Collection occurs in conjunction with the inception of the contract and the fulfillment of the performance obligation (i.e. successfully solving a block) and therefore, there is no risk of collectability.

By successfully mining a block, the miner satisfies its performance obligation to the requester and network, thus, should recognize revenue at that point in time, which is the same point in time as contract inception. The transaction consideration the Company receives, is non-cash consideration paid in BTC, and is comprised of transaction fees and block rewards. The transaction consideration is variable in that the amount of block reward earned is based on the pro rata share of the computing power the Company contributes in relation to the total computing power contributed by the pool. The non-cash consideration is measured at its estimated fair value at contract inception - that is, the date that the criteria in FASB ASC 606-10-25-1 are met. The Company is able to apply an estimate to the variable transaction consideration without risk of significant revenue reversal as the Company has visibility to the computing power it provides for a given transaction, and the exact timing of when its privately operated pool successfully solves for a block (as compared to when the Company is a participant in a third-party operated pool as discussed above). As the Company can estimate its pro rata share of block rewards and transaction fees prior to the receipt of the rewards in their digital wallet, the Company measures the non-cash consideration at the fair value when block reward and transaction fee are earned, which is the same point in time as contract inception.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Fair value of the digital asset award received is determined using the daily closing U.S. dollar spot rate of the related digital currency on the date the block reward and transaction fees are earned, which is not materially different than the fair value at contract inception, or the time the Company has earned the award from the requester and network. There is no significant financing component in these transactions.

Expenses associated with running the digital currency mining business, such as rent and electricity cost are recorded as cost of revenues. Depreciation on digital currency mining equipment is also recorded as a component of cost of revenues.

Operator

From September 2021 until May 2022, the Company entered into pool service contracts with third-party mining pool participants, whom the Company considered to be a customer under FASB ASC 606. In these contracts, the Company provided a facilitator service to connect miners to the blockchain network and to track hash rate generated by each pool participant in exchange for non-cash consideration equal to a percentage of the block reward and transaction fee earned by the individual pool participants as pool fees. These contracts were terminable at any time by either party and the Company’s enforceable right to compensation only began when the Company provided the facilitator services and access to the pool’s software licenses to the pool participants.

The Company’s performance obligations under the arrangement with third-party pool participants were to provide access to the pool’s software license and track the hash rate generated by each pool participant to enable calculation of the pro rata block reward and transaction fee payment to each pool participant. The transaction consideration the Company received is non-cash and variable in that the pool fees earned is based on the block reward and transaction fees earned by pool participants. The non-cash consideration is measured at the estimated fair value of the contract inception, which occurs simultaneously to when the Company has earned the pool fees (i.e., upon successful mining of a block). The Company is able to estimate variable consideration at the point in time it has earned the fees without risk of significant revenue reversal as the Company has visibility to the exact timing of when the pool successfully solves for a block as pool operator (as compared to when the Company is a participant in a third-party operated pool) and the block rewards and transaction fees each pool participant is entitled to base on contributed hash rate. As the Company can estimate the amount of pool fees prior to the receipt of the fees in the pool’s digital wallet, the Company measures the non-cash consideration at the fair value on the date the pool fees are earned (using the stated convention below), which occurs simultaneously to contract inception.

Fair value of the digital asset award received is determined using the daily closing U.S. dollar spot rate of the related digital currency on the date the pool fees are earned, which is not materially different than the fair value at contract inception which occurs simultaneously to the time the pool participants have earned the award from the requester and network. There is no significant financing component in these transactions.

Fees associated with the licensed software used in the operation of the private pool are recorded as cost of revenues.

NOTE 4 – ADVANCES TO VENDORS AND DEPOSITS

The Company contracts with bitcoin mining equipment manufacturers in procuring equipment necessary for the operation of its bitcoin mining operations. A typical agreement calls for a certain percentage of the total order to be paid in advance at specific intervals, usually within several days of execution of a specific contract and periodically thereafter with final payments due prior to each shipment date. We account for these payments as Advances to vendors on the balance sheet.

As of September 30, 2022 and December 31, 2021, such advances totaled approximately $687.8 million and $466.3 million, respectively.

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

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 5 – PROPERTY AND EQUIPMENT

The components of property and equipment as of September 30, 2022 and December 31, 2021 are:

	Useful life (Years)	September 30, 2022	December 31, 2021
Website	7	273,122	121,787
Mining equipment	5	169,237,948	163,866,560
Construction in Progress	N/A	260,821,127	133,565,908
Gross property and equipment, net		430,332,197	297,554,255
Less: Accumulated depreciation and amortization		(26,809,659)	(21,311,461)
Property, equipment and intangible assets, net		$403,522,538	$276,242,794

The Company’s depreciation expense related to property and equipment for the three months ended September 30, 2022 and September 30, 2021 was $26.3 million and $4.3 million, respectively. The Company’s depreciation expense related to property and equipment for the nine months ended September 30, 2022 and September 30, 2021 was $64.9 million and $8.0 million, respectively.

Amortization expense for the three months ended September 30, 2022 and September 30, 2021 was $11 thousand and $18 thousand, respectively. Amortization expense for the nine months ended September 30, 2022 and September 30, 2021 was $32 thousand and $54 thousand, respectively.

NOTE 6 – COMPUTE NORTH BANKRUPTCY

On September 22, 2022, Compute North Holdings, Inc. (along with its affiliated debtors, collectively, “Compute North”), filed for chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the Southern District of Texas under Chapter 11 of the U.S. Bankruptcy Code (11 U.S. Code section 101 et seq.). Marathon’s financial exposure to Compute North at the time of the bankruptcy filing included:

-	Approximately $10 million in Convertible Preferred Stock of Compute North Holdings, Inc.
-	Approximately $21 million related to an unsecured Senior Promissory note with Compute North LLC.
-	Approximately $50 million in operating deposits with Compute North primarily related to the King Mountain and Wolf Hollow hosting facilities.

The Company assessed this financial exposure and recorded an impairment of the Convertible Preferred Stock, the unsecured Senior Promissory note and certain deposits totaling $39 million during the three months ended September 30, 2022. The ultimate outcome of the bankruptcy process, and its impact on the remaining deposits held by the Company, remains to be determined. The Company has engaged creditor’s counsel and is vigorously defending and protecting its various assets at the Compute North facilities as well as minimizing its long-term financial exposure with regard to Compute North.

NOTE 7 – LEGAL RESERVES

During the three months ended September 30, 2022, the Company recorded a $25 million legal reserve related to the fair value of certain stock grants used for personal income tax reporting purposes during 2021. The majority of this reserve was related to a claim made by the Company’s former Chairman and CEO. In working on this initial claim, the Company discovered that five other individuals were also impacted by the same issue, including one current board member and the current Chairman and CEO. The total amount of this portion of the reserve amounted to less than $1 million. Legal settlements that were accrued but remained unpaid as of September 30, 2022 were classified as “legal reserve payable”. All of these legal settlements were finalized and paid as of October 15, 2022.

NOTE 8 – STOCKHOLDERS’ EQUITY

Common Stock

Shelf Registration Statements on Form S-3 and At-The-Market Offering Agreements

On February 11, 2022, the Company entered into an At-The-Market Offering Agreement, or sales agreement, with H.C. Wainwright & Co., LLC (“Wainwright”) relating to shares of its common stock. In accordance with the terms of the sales agreement, the Company may offer and sell shares of our common stock having an aggregate offering price of up to $750 million from time to time through Wainwright acting as its sales agent. As of September 30, 2022, the Company had sold 13,459,752 shares of common stock for an aggregate purchase price of $198.7 million net of offering costs pursuant to this At-The-Market Offering Agreement.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Series B Convertible Preferred Stock

As of September 30, 2022, there were no shares of Series B Convertible Preferred Stock outstanding.

Series E Preferred Stock

As of September 30, 2022, there were no shares of Series E Convertible Preferred Stock outstanding.

Common Stock Warrants

A summary of the Company’s issued and outstanding stock warrants and changes during the nine months ended September 30, 2022 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2021	326,779	$25.54	3.5
Issued	-	$-	-
Expired	(2,404)	$52.00	-
Exercised	-	$-	-
Outstanding as of September 30, 2022	324,375	$25.00	3.3
Warrants exercisable as of September 30, 2022	324,375	$25.00	3.3

The aggregate intrinsic value of warrants outstanding and exercisable at September 30, 2022 was		$-

Common Stock Options

As of September 30, 2022 and December 31, 2021, there were no stock options outstanding.

Restricted Stock

A summary of the restricted stock award activity (represented by restricted stock units (RSUs) for the nine months ended September 30, 2022, as follows:

Restricted Stock Units

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2021	642,094	$35.93
Granted	959,918	$12.98
Vested	(477,380)	$14.87
Nonvested at September 30, 2022	1,124,632	$25.28

During the third quarter of 2022, the Compensation Committee issued grants that will vest over the next four years and result in total stock compensation expense of approximately $2.1 million.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 9 – DEBT

On November 18, 2021, the Company issued $650 million principal amount of its 1.00% Convertible Senior Notes due 2026 (the “Notes”). The Notes were issued pursuant to, and are governed by, an indenture dated as of November 18, 2021, between the Company and U.S. Bank National Association, as trustee. Pursuant to the purchase agreement between the Company and the initial purchasers of the Notes, the Company also granted the initial purchasers an option to purchase up to an additional $97.5 million principal amount of Notes. This option was exercised and an additional $97.5 million principal amount of Notes were issued on November 23, 2021. As of September 30, 2022 and December 31, 2021, notes outstanding, net of unamortized discounts of approximately $16.2 million and $19.1 million, respectively, were $731.3 million and $728.4 million, respectively.

On July 28, 2022, the Company entered into a Revolving Credit and Security Agreement (the “Agreement” or “RLOC”) with Silvergate Bank (the “Bank”) pursuant to which Silvergate has agreed to loan the Company up to $100 million on a revolving basis pursuant to the terms of the Agreement. This facility refinanced and replaced an existing $100 million facility the Company had in place with the Bank. On the same date the Company also entered into a $100 million principal term loan facility (the “Term Loan”). The terms of the facilities set forth in the RLOC and the Term Loan are as follows:

Initial Term:	Termination is on August 5, 2024.

Availability of the facilities:

The RLOC shall be made available from time to time to the Company for periodic draws (provided no event of default then exists) from its closing date up to and including the termination date of the Agreement.

The Company may borrow up to $100 million on the term loan, with $50 million to be made as of the Closing Date (the “Initial Draw”), and $50 million to be made, at Borrower’s request, on or before April 25, 2023 (the “Delayed Draw”), and subject to satisfaction of the conditions set forth in the Term Loan Agreement.

Origination Fees for the facilities:

RLOC: 0.35% of the Loan Commitment to the Bank (or $350 thousand); due at RLOC closing (and on each anniversary if the RLOC continues for more than one year).

Term Loan: An origination fee of $150 thousand and a contingent draw fee in the amount of $250 thousand (the, “Contingent Draw Fee”) upon the execution of the Term Loan Agreement. This Contingent Draw Fee will be refunded to the Company if it borrows the Delayed Draw by no later than November 25, 2022.

Unused Commitment Fee on the RLOC:	0.25% per annum of the portion of the unused Loan Commitment, payable monthly in arrears.

Renewal of the RLOC:	The RLOC may be renewed annually by agreement between the Bank and the Company, subject to (without limitation): (i) Company makes a request for renewal, in writing, no less than sixty (60) days prior to the then current maturity date, (ii) no event of default then exists, (iii) Company provides all necessary documentation to extend the RLOC, (iv) Company has paid all applicable fees related to the loan renewal, and (v) the Bank has approved such extension request according to its internal credit policies as determined by the Bank in its sole and absolute discretion.

Interest Rate and Payments for the facilities:

RLOC: Interest only to be paid monthly, with principal all due at maturity. The interest rate is defined as the higher of (i) the Floor Rate and (ii) Prime Rate plus the Applicable Margin. “Floor Rate” shall mean, as of any date of determination: (a) five and one-quarter percent (5.25%) for any days during an Interest Period the Loan to Value (“LTV”) Ratio is less than forty percent (40%), (b) six percent (6.00%) for any days during an Interest Period the LTV Ratio is greater than or equal to forty percent (40%) and less than fifty-five percent (55%), and (c) six and three-quarter percent (6.75%) for any day. The Applicable Margin means at any time: (a) one and one-quarter percent (1.25%) for any days during an Interest Period the LTV Ratio is less than forty (40%), (b) two percent (2.00%) for any days during an Interest Period the LTV Ratio is greater than or equal to forty (40%) and less than fifty-five percent (55%), and (c) two and three-quarter percent (2.75%) for any days during an Interest Period the LTV Ratio is greater than or equal to fifty-five percent (55%).

Term Loan: Interest, which shall be due on the principal amount of the loan, at the higher of 5.75% and the Prime Rate plus 1.75%, only to be paid monthly, with principal all due at maturity.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Collateral for the facilities:	The RLOC and term loan facilities are secured by a pledge of a sufficient amount of Company’s right, title and interest in and to bitcoin stored in a custody account for the benefit of the Bank (the “Collateral Account”). The Bank will establish a Collateral Account with a regulated custodial entity (the “Custodian”) that has been approved by the Bank. The Bank and Custodian will have a custodial agreement to perfect the security interest in the pledged Collateral Account which, among other things, allows for 1) the Bank to monitor the balance of the Collateral Account and 2) allows the Bank to have exclusive control over the Collateral Account including liquidation of the collateral in the event of Company’s default under the terms of the RLOC. The Bank may also file a UCC financing statement on the pledged collateral. The Company bears the risk of loss from market value declines of its collateral pursuant to its obligation to pledge additional bitcoin if its market value declines such that outstanding borrowings under the RLOC are undercollateralized. The Company may also withdraw its collateral from the Collateral Account if market value of bitcoin increases and outstanding borrowings under the RLOC are overcollateralized or if such borrowings are repaid in whole or in part.

Minimum Advance Rates for the facilities:	At origination, the Company must ensure the Collateral Account balance has sufficient bitcoin to cause the LTV ratio to equal 65% (or less) (“Minimum Advance Rate”) on the unpaid principal balance of the facilities. If at any time the LTV ratio exceeds 75%, the Company must bring the rate of advance to the Minimum Advance Rate.

Covenants for the facilities:	The Company must maintain a minimum adjusted net worth of $350 million. The Company must maintain a minimum liquidity of $25 million.

NOTE 10 – LEASES, COMMITMENTS AND CONTINGENCIES

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), and has since issued amendments thereto, related to the accounting for leases (collectively referred to as “ASC 842”). ASC 842 establishes a right-of-use, or ROU model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Effective January 1, 2019, the Company adopted ASU 842. The Company determines if an arrangement contains a lease at inception based on whether or not the Company has the right to control the asset during the contract period and other facts and circumstances.

The Company leases office space in the United States under operating lease agreements. Office space is the Company’s only material underlying asset class under operating lease agreements. The Company has no material finance leases.

Effective June 1, 2018, the Company rented its corporate office at 1180 North Town Center Drive, Suite 100, Las Vegas, Nevada 89144, on a month-to-month basis.

Effective February 14, 2022, the Company rented an office located at Tower 101, 101 NE Third Avenue, Fort Lauderdale, Florida, 33301, for a term of 63 months.

Effective March 1, 2022, the Company rented an office located at 300 Spectrum Center Drive, Irvine CA, 92618, for a term of 24 months.

Effective May 1, 2022, the Company rented warehouse space located at 3306 5th Street SE, East Wenatchee, Washington, 98802, for a term of 24 months.

Effective September 21, 2022, the Company rented warehouse space located at 512 N. Douglas Ave., Oklahoma City, OK, 73106, for a term of 36 months.

As of September 30, 2022, the Company’s right-of-use (“ROU”) assets and total lease liabilities were $1.4 million and $1.1 million, respectively for leases in the United States. As of December 31, 2021, the Company’s ROU assets and total lease liabilities were nil. The Company has made payments and amortized the right-of-use assets totaling $29 thousand and $48 thousand, respectively, for the three- and nine-month periods ending September 30, 2022.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Operation lease costs are recorded on a straight-line basis within operating expenses. The Company’s total lease expense is comprised of the following:

	For the Nine Months Ended
	September 30, 2022	September 30, 2021
Operating leases
Operating lease cost	$215,052	$97,407
Operating lease expense	215,052	97,407
Short-term lease rent expense	21,455	23,867
Total rent expense	$236,507	$121,274

	For the Three Months Ended
	September 30, 2022	September 30, 2021
Operating leases
Operating lease cost	$114,244	$-
Operating lease expense	114,244	-
Short-term lease rent expense	7,158	9,579
Total rent expense	$121,402	$9,579

Additional information regarding the Company’s leasing activities as a lessee is as follow:

	For the Nine Months Ended
	September 30, 2022	September 30, 2021
Operating cash flows from operating leases	$68,480	$-
Weighted-average remaining lease term – operating leases	3.9	-
Weighted-average discount rate – operating leases	5.0%	0.0%

As of September 30, 2022, contractual minimum lease payments are as follows for the next five years.

Year	Amount
2022 (remaining)	113,360
2023	459,651
2024	361,934
2025	311,779
2026	240,991
Thereafter	101,824
Total	1,589,539

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Legal Proceedings

Ho Matter

On January 14, 2021, Plaintiff Michael Ho (“Plaintiff” or “Ho”) filed a Civil Complaint for Damages and Restitution (“Complaint”) against the Company and 10 Doe Defendants. The Complaint alleges six causes of action against the Company, (1) Breach of Written Contract; (2) Breach of Implied Contract; (3) Quasi-Contract; (4) Services Rendered; (5) Intentional Interference with Prospective Economic Relations; and (6) Negligent Interference with Prospective Economic Relations, which is the one plead against “all Defendants” and is most likely to involve later named defendants. The claims arise from the same set of facts, Ho alleges that the Company profited from commercially sensitive information he shared with the Company and then it refused to compensate him for his role in securing the acquisition of a supplier of energy for the Company. On February 22, 2021, the Company responded to Mr. Ho’s Complaint with a general denial and the assertion of applicable affirmative defenses. Then, on February 25, 2021, the Company removed the action to the United States District Court in the Central District of California, where the action remains pending. The Company filed a motion for summary judgment/adjudication of all causes of action. On February 11, 2022, the Court granted the motion and dismissed Ho’s 2nd, 5th and 6th causes of action. Discovery is substantially closed. The Court held a pre-trial conference on February 24, 2022, where it vacated the March 3, 2022 trial date and ordered the parties to meet and confer on a new trial date. The Court discussed the various theories of damages maintained by the parties. In its ruling on the summary judgment motion and at the pre-trial conference on February 24, 2022, the Court noted that a jury is more likely to accept $150,000 as an appropriate damages amount if liability is found, as opposed to the various theories espoused by Ho that result in multi-million-dollar recoveries. Due to outstanding issues of fact and law, it is impossible to predict the outcome at this time; however, after consulting legal counsel, the Company is confident that it will prevail in this litigation, since it did not have a contract with Mr. Ho and he did not disclose any commercially sensitive information under any mutual nondisclosure agreement that was used to structure any joint venture with energy providers. Trial is set to begin in February 2023.

Information Subpoena

On October 6, 2020, the Company entered into a series of agreements with multiple parties to design and build a data center for up to 100-megawatts in Hardin, MT. In conjunction therewith, the Company filed a Current Report on Form 8-K on October 13, 2020. The 8-K disclosed that, pursuant to a Data Facility Services Agreement, the Company issued 6,000,000 shares of restricted Common Stock, in transactions exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. During the quarter ended September 30, 2021, the Company and certain of its executives received a subpoena to produce documents and communications concerning the Hardin, Montana data center facility described in our Form 8-K dated October 13, 2020. We understand that the SEC may be investigating whether or not there may have been any violations of the federal securities law. We are cooperating with the SEC.

Putative Class Action Complaint

On December 17, 2021, a putative class action complaint was filed in the United States District Court for the District of Nevada, against the Company and present and former senior management. The complaint alleges securities fraud related to the disclosure of an SEC investigation previously made by the Company on November 15, 2021. Plaintiff Tad Schlatre served the complaint on the Company on March 1, 2022. On September 12, 2022, the court appointed Carlos Marina as lead plaintiff. On October 21, 2022, lead plaintiff voluntarily dismissed the complaint without prejudice.

Derivative Complaints

On February 18, 2022, a shareholder derivative complaint was filed in the United States District Court for the District of Nevada, against current and former members of the Company’s board of directors and senior management. The complaint is based on allegations substantially similar to the allegations in the December 2021 putative class action complaint, related to the Company’s disclosure of an SEC investigation previously made by the Company on November 15, 2021. On March 4, 2022, the complaint was served on the Company. On April 4, 2022, the defendants moved to dismiss the complaint.

On May 5, 2022, a second shareholder derivative complaint was filed in the United States District Court for the District of Nevada, against current and former members of the Company’s board of directors and senior management. The second shareholder derivative complaint is based on allegations substantially similar to the allegations in the February 18, 2022 derivative complaint. On May 11, 2022, the defendants moved to dismiss the second shareholder derivative complaint.

On June 1, 2022, the Court entered an order consolidating the two derivative actions. A June 13, 2022 scheduling order provides for plaintiffs to file a consolidated complaint and for renewed motions to dismiss the consolidated shareholder derivative complaint. The consolidated complaint has not yet been filed.

In the opinion of management, after consulting legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company and its related entities combined financial position, results of operations, or liquidity.

Compute North Bankruptcy

On September 22, 2022, Compute North filed for chapter 11 bankruptcy protection. Compute North provides operating services to the Company and hosts our equipment in multiple facilities. We deliver miners to Compute North, which then installs the equipment in several facilities, operates and maintains the equipment, and provides energy to keep the miners operating. In chapter 11, Compute North is currently seeking to sell substantially all of its assets, including its direct and indirect ownership interests in the facilities that house the Company’s miners. Compute North may also seek to assume and assign the Compute North agreements to which the Company is party to one or more third-party purchasers of Compute North’s assets or it may seek to reject such agreements. Accordingly, Compute North’s chapter 11 cases could cause a disruption in services provided by Compute North to us and, therefore, could have an adverse effect on our operations in the facilities managed by Compute North.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

At this stage of Compute North’s chapter 11 cases, it is difficult to predict whether Marathon will receive any meaningful recovery on account of its claims.

NOTE 11 – RELATED PARTY MATTERS

On September 23, 2022, the Company made an incremental $30 million investment in Auradine, Inc., bringing its total holdings in Auradine to $35.5 million based upon a previously issued and disclosed SAFE instrument. Said Ouissal, a director of the Company, owns approximately 10% of the issued and outstanding shares of Auradine, and Fred Thiel, the Company’s Chairman and CEO, sits on Auradine’s Board of Directors. On November 3, 2022, the Company’s Board met and determined that Said Ouissal is no longer deemed to be an independent director of the Company. As a result, Mr. Ouissal stepped down from the Audit and Compensation Committees.

NOTE 12 –REVISION OF CERTAIN PRIOR PERIOD AMOUNTS

We have revised amounts reported in previously issued financial statements for the periods presented in this Quarterly report on Form 10-Q related to an immaterial error. The error relates to the non-consolidation of an investment fund as described below. We evaluated the aggregate effects of the errors to our previously issued financial statements in accordance with SEC Staff Accounting Bulletins No. 99 and No. 108 and, based upon quantitative and qualitative factors, determined that the errors were not material to the previously issued financial statements and disclosures included in our Annual Reports on Form 10-K for the years ended December 31, 2021, or for any quarterly periods included therein or through our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022.

On January 25, 2021, the Company entered into a limited partnership agreement with NYDIG Digital Assets Fund III, LP (“Fund”) whereas the Fund purchased approximately 4,812.66 bitcoin at an aggregate purchase price of $150 million. On June 10, 2022 the company withdrew approximately 4,768.5 bitcoin from the investment fund and the Fund was subsequently terminated. During the period of time when the company held its investment in the Fund, it accounted for the results of the Fund, in their entirety, as a single line item on the balance sheet (“Digital currencies held in fund”), statements of operations and statements of cash flows (“Change in fair value of digital currencies held in fund”). Subsequent to the termination of the Fund, the Company concluded that this accounting was incorrect and that it must consolidate the Fund, showing any assets, liabilities and expenses of the Fund as separate components of its financial statements.

The correction of this error has resulted in revisions to certain line items on the balance sheet as of December 31, 2021, the statements of operations for the three and nine months ended September 30, 2021, and the statement of cash flows for the nine-month period ended September 30, 2021. A reconciliation of the various financial statement captions that have been revised from the previous period presentation follows:

Balance Sheet as of December 31, 2021	As reported	Revision	Revised
Cash and cash equivalents	268,522,019	33,818	268,555,837
Digital currencies held in fund	-	223,915,761	223,915,761
Investment fund	223,778,545	(223,778,545)	-
Prepaid expenses and other current assets	8,148,016	100	8,148,116
Accounts payable	10,772,523	94,880	10,867,403
Accrued expenses	2,154,616	76,254	2,230,870

Statements of Operations	Three months ended September 30, 2021			Nine months ended September 30, 2021
	As reported / reclassified (1)	Revision	Revised	As reported / reclassified (1)	Revision	Revised
General and administrative expenses	(98,996,339)	(239,645)	(99,235,984)	(158,763,196)	(648,208)	(159,411,404)
Change in fair value of investment in NYDIG fund	41,850,203	(41,850,203)	-	58,765,274	(58,765,274)	-
Realized and unrealized gains (losses) on digital currencies held in fund	-	42,086,907	42,086,907	-	59,410,028	59,410,028
Operating loss	(64,283,755)	41,847,262	(22,436,493)	(106,717,049)	58,761,820	(47,955,229)

Statement of Cash Flows	Nine months ended September 30, 2021
	As reported	Revision	Revised
Realized and unrealized gains on digital currencies held in fund	-	(59,410,028)	(59,410,028)
Change in fair value of investment securities	(58,765,274)	58,765,274	-
Accounts payable and accrued expenses	2,374,766	144,039	2,518,805
Net cash used in operating activities	(43,914,493)	(442,677)	(44,357,170)
Sale of digital currencies in investment fund	-	500,715	500,715
Net cash used in investing activities	(372,223,134)	442,677	(371,780,457)

(1)	See reclassifications in Note 2

NOTE 13 – SUBSEQUENT EVENTS

During October 2022, the Company borrowed an additional $50 million under its RLOC facility for general corporate purposes and provided an additional 3,993 bitcoin as collateral for this borrowing. This increased the Company’s collateral balance to 7,821 bitcoin. On November 9, 2022, bitcoin prices declined to a new yearly low on concerns of financial instability in the crypto industry. As a result, the Company was required to provide an additional 1,669 bitcoin (valued at $16,212.50 per bitcoin) as collateral for its $50 million RLOC and $50 million term loan borrowings, bringing its total collateral balance to 9,490 bitcoin (approximately $153.9 million). The Company’s total bitcoin holdings as of November 9, 2022, are approximately 11,440 bitcoin, of which 1,950 (approximately $31.6 million) are unrestricted. Given the uncertainty around bitcoin prices in the near-term, the Company has decided to delay previously announced plans to refinance the RLOC with a term loan during the month of November. This enables the Company to retain the optionality to repay the RLOC borrowings in the near-term versus committing to a two-year term loan borrowing which would carry prepayment penalties. The Company retains an option to draw an additional $50 million on the term loan through April of 2023.

The Company has evaluated other subsequent events through the date the consolidated financial statements were available to be issued and has concluded that no such events or transactions took place that would require disclosure except as disclosed above and in Note 6 – Compute North Bankruptcy, Note 7 – Legal Reserves and Note 11 – Related Party matters.

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

The following discussion and analysis are intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those expressed, implied or anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the Securities and Exchange Commission.

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

Business of the Company

The Company was incorporated in the State of Nevada on February 23, 2010 under the name Verve Ventures, Inc. On December 7, 2011, the Company changed its name to American Strategic Minerals Corporation and were engaged in exploration and potential development of uranium and vanadium minerals business. In June 2012, the Company discontinued the minerals business and began to invest in real estate properties in Southern California. In October 2012, the Company discontinued its real estate business and the Company commenced IP licensing operations, at which time the Company’s name was changed to Marathon Patent Group, Inc. The Company commenced mining bitcoin in 2018 and changed its name to Marathon Digital Holdings, Inc. on March 1, 2021. As of September 30, 2022, the Company is solely focused on the mining of bitcoin and ancillary opportunities within the bitcoin ecosystem under the name Marathon Digital Holdings, Inc.

Significant developments for the three-month period ended September 30, 2022

The three-month period ended September 30, 2022, was particularly active from an operations and a financial standpoint, with noteworthy events including:

Legal reserves:

In connection with a dispute concerning the settlement of certain restricted stock unit awards previously granted to Merrick D. Okamoto, former Chief Executive Officer and Chairman of the Company, on October 12, 2022, the Company entered into a settlement agreement with Mr. Okamoto, pursuant to which the Company agreed to pay Mr. Okamoto $24 million. Mr. Okamoto agreed to a settlement and a broad release of known or unknown claims against the Company, which relate to the Company’s Amended 2018 Equity Incentive Plan or related restricted stock unit award agreements. The Company entered into related settlement agreements in respect to certain restricted stock unit awards previously granted to five other individuals, including a director and our current Chief Executive Officer and Chairman, which total approximately $1 million in the aggregate. The expense associated with this settlement totaled approximately $25 million is listed on the statement of operation as Legal reserves. The portion of this settlement that remained unpaid as of September 30, 2022 is listed on the balance sheet as Legal reserve payable and totaled $21.2 million. All amounts due as a result of this settlement have been paid as of October 15, 2022.

Compute North Bankruptcy:

On September 22  , 2022, Compute North filed for chapter 11 bankruptcy protection. The Company has engaged creditor’s counsel and is vigorously defending and protecting its various assets at CN facilities and to minimize its long-term financial exposure with regard to the CN Entities.

The Company’s financial exposure to Compute North on the date of the Bankruptcy was approximately $81 million, including:

●	Approximately $10 million in convertible preferred stock of Compute North Holdings, Inc.
●	Approximately $21 million related to an unsecured senior promissory note with Compute North LLC. This loan totaled $30 million at June 30, 2022 but was amended in July with approximately $9 million in principal being applied as a deposit for the Wolf Hollow site.
●	Approximately $50 million in operating deposits to Compute North entities, including the King Mountain Joint Venture and the Wolf Hollow site.

The Company assessed the impairment of these assets given the bankruptcy proceedings and estimated that the preferred stock, the unsecured loan, and approximately $8 million in deposits were fully impaired. As a result, the company recorded an impairment charge of $39 million as of September 30, 2022, reducing the overall exposure to Compute North to approximately $42 million, primarily in deposits associated with King Mountain and Wolf Hollow. The full recoverability of these deposits remains a risk given the ongoing bankruptcy proceedings.

The bulk of the Company’s current operations are hosted by a Compute North / NextEra Joint Venture in McCamey, TX (“King Mountain”) which is not directly subject to the bankruptcy process but is impacted by the bankruptcy proceedings. Energization of the site started in August and as of November 9, the Company has approximately 64,000 bitcoin mining servers on site and operating.

In early July 2022, the Company expanded certain hosting arrangements with Compute North in Granbury, TX (“Wolf Hollow”). As of November 9, the Company has approximately 6,000 mining servers in operation. The Company’s understanding is that plans for additional deployments have been delayed due to uncertainties associated with the Compute North Bankruptcy.

Applied Blockchain Hosting:

On July 12, 2022, the Company entered into an agreement to secure approximately 200 megawatts of hosting capacity for the Company’s previously purchased miners, including 90 megawatts of hosting capacity in Texas and at least 110 megawatts of hosting capacity in North Dakota. The Company expects to have 66,000 miners, representing approximately 9.2 EH/s, hosted across these facilities. Based on current construction schedules, installations of the Company’s miners are expected to begin at these facilities during the fourth quarter of 2022 with all miners installed by approximately mid-year 2023. As part of this agreement, the Company has an option to increase hosting capabilities utilizing up to an additional 70 megawatts in North Dakota.

Completion of the Hardin, MT exit

The company completed its previously disclosed exit from the Hardin, MT facility (“Hardin”) in September. The Company had deployed approximately 30,000 mining servers at Hardin. In conjunction with this exit, the Company sold approximately 22,000 bitcoin mining servers for cash proceeds of $46.5 million, recording a gain on sale of $3.2 million. The company also recorded additional depreciation of $4.1 million in the period related to approximately 1,800 bitcoin mining servers that were previously deployed at Hardin that are no longer in operating condition based on inspections of the assets at the facility and experience with the assets formerly deployed at Hardin in the weeks following redeployment. In addition to the depreciation expense recorded within the period, the company determined that the useful lives of the remaining equipment formerly deployed at Hardin should be reduced from 36 months to 24 months. These assets had a book value of approximately $12 million at September 30, 2022. As such, the annual depreciation on this equipment will increase to approximately $6 million from approximately $4 million.

Critical Accounting Policies and Estimates

We believe that the following accounting policies, which are included in the footnotes section of this report, are the most critical to aid you in fully understanding and evaluating this management discussion and analysis:

●	Digital currencies
●	Revenue from contracts with customers
●	Impairment of long-lived assets

Digital currencies

Digital currencies are included in current and other assets in the consolidated balance sheets as intangible assets with indefinite useful life and are recorded at cost less impairment. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the digital currency at the time its fair value is being measured. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that the price of Bitcoin declines to lower than the carrying value, the Company has determined that it is more likely than not that an impairment exists. The Company determines the amount of impairment to record based on the fair value of bitcoin following the fair value measurement framework in ASC 820 – Fair Value Measurement. If the fair value of bitcoin is lower than the carrying amount the Company will record an impairment and subsequent reversal of impairment losses is not permitted.

Revenues from contracts with customers

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers. The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Please refer to footnote 3 for a complete description of this policy.

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

Non-GAAP Financial Measures

We provide investors with a reconciliation from net loss to the non-GAAP measure known as Adjusted EBITDA as a component of Management’s Discussion and Analysis. For each period in question, we define “Adjusted EBITDA” as (a) GAAP net income (or loss) plus (b) adjustments to add back the impacts of (1) depreciation and amortization, (2) interest expense, (3) income tax expense and (4) adjustments for non-cash and non-recurring items which currently include (i) stock compensation expense, net of withholding taxes, (ii) impairments of patents and (iii) impairment losses related to the Compute North Bankruptcy.

Adjusted EBITDA is not a measurement of financial performance under GAAP and, as a result, this measure may not be comparable to similarly titled measures of other companies. Non-GAAP financial measures are subject to material limitations as they are not in accordance with, or a substitute for, measurements prepared in accordance with GAAP. Adjusted EBITDA is not meant to be considered in isolation and should be read only in conjunction with our Quarterly Reports on Form 10-Q and our Annual Reports on Form 10-K as filed with the Securities and Exchange Commission. Management uses both Adjusted EBITDA and the supplemental information provided herein as a means of understanding, managing, and evaluating business performance and to help inform operating decision making. We rely primarily on our Consolidated Condensed Financial Statements to understand, manage, and evaluate our financial performance and use the non-GAAP financial measures only supplementally.

Recent Issued Accounting Standards

See Note 2 to our Consolidated Condensed Financial Statements for a discussion of recent accounting standards and pronouncements.

Results of Operations

For the three months ended September 30, 2022 and 2021

	Three Months Ended September 30,		Favorable
	2022	2021	(Unfavorable)
Revenues	$12,690,452	$51,707,483	$(39,017,031)
Cost of revenues - energy, hosting and other	(13,772,555)	(5,922,811)	(7,849,744)
Cost of revenues - depreciation and amortization	(26,294,842)	(4,340,198)	(21,954,644)
Total margin	(27,376,945)	41,444,474	(68,821,419)

General and administrative expenses	(12,352,008)	(99,235,984)	86,883,976
Gain on sale of equipment, net of disposals	31,934,307	-	31,934,307
Legal reserves	(24,960,000)	-	(24,960,000)
Impairment of deposits due to vendor bankruptcy filing	(7,987,147)	-	(7,987,147)

Realized and unrealized gains (losses) on digital currencies held in fund	-	42,086,907	(42,086,907)
Impairment of digital currencies	(5,903,891)	(6,731,890)	827,999
Total change in carrying value of digital currencies	(5,903,891)	35,355,017	(41,258,908)

Impairment of loan and investment due to vendor bankruptcy filing	(31,012,853)	-	(31,012,853)
Other non-operating income	238,159	261,273	(23,114)

Net loss	$(75,422,407)	$(22,172,567)	$(53,249,840)

Bitcoin (“BTC”) production during the period, in BTC	616	1,253	(637)

Reconciliation to Adjusted EBITDA
Net loss	$(75,422,407)	$(22,172,567)	$(53,249,840)
Exclude: Interest expense	3,752,301	287	3,752,014
Exclude: Income tax benefit	(5,750,272)	(2,940)	(5,747,332)
EBIT	(77,420,378)	(22,175,220)	(55,245,158)
Exclude: Depreciation and amortization	26,294,842	4,340,198	21,954,644
EBITDA	(51,125,536)	(17,835,022)	(33,290,514)
Exclude: Stock compensation expense, net of withholding tax	3,423,324	96,617,325	(93,194,001)
Exclude: Impairment of deposits due to vendor bankruptcy filing	7,987,147	-	7,987,147
Exclude: Impairment of loan and investment due to vendor bankruptcy filing	31,012,853	-	31,012,853
Adjusted EBITDA	$(8,702,212)	$78,782,303	$(87,484,515)

Revenues and Costs of Revenues: We generated revenues of $12.7 million during the three months ended September 30, 2022 compared with $51.7 million during the three months ended September 30, 2021. The $39.0 million decrease in revenue was primarily driven by a $26.3 million decrease in revenue resulting from lower bitcoin production. This decrease in production resulted from downtime at Hardin in July and delays in energization at King Mountain in July and August. Lower market prices for bitcoin in the current-year period contributed an additional $12.7 million decline in revenue vs the prior-year period. Cost of revenues – energy, hosting and other during the three months ended September 30, 2022, totaled $13.8 million compared with $5.9 million in the prior-year period. The $7.9 million increase was driven by accelerated cost recognition associated with the early exit from Hardin ($5.7 million) and higher production costs per bitcoin mined ($5.1 million) partially offset by the impacts of decreased production on costs ($3.2 million). Cost of revenues - depreciation and amortization was $26.3 million in the current-year period compared with $4.3 million in the prior-year period, an increase of $22 million. This increase in expense was primarily due to the acceleration of depreciation related to our exit of the Hardin, MT facility ($11 million in infrastructure depreciation and $4.1 million in mining server depreciation) and, to a lesser extent increased depreciation costs associated with a higher number of mining servers in operation.

Total Margin: Total margin was a loss of ($27.4) million in the current-year period compared with income of $41.4 million in the prior-year period, a decline of ($68.8) million. This decline was driven by the factors discussed above, which are summarized in the table below (in millions):

Revenue:
●	Impact of lower production	$(26.3)
●	Impact of lower bitcoin market prices	(12.7)
Cost of revenue – energy, hosting and other:
●	Impact of lower bitcoin production	3.2
●	Impact of accelerated cost recognition from Hardin exit	(5.7)
●	Other increases	(5.1)
Cost of revenue – depreciation and amortization:
●	Impact of accelerated cost recognition from Hardin exit	(15.1)
●	Other, primarily increased mining servers in operation	(6.9)
		$(68.8)

Gain on sales of equipment, net: On December 2, 2021, we entered into an agreement with DCRBN Ventures Development and Acquisition LLC (“DCRBN”) in which the Company agreed to sell certain equipment to DCRBN starting in April 2022, in conjunction with the development of commercial activities at the King Mountain wind farm in McCamey, TX. During the three months ended September 30, 2022, the Company sold equipment for cash proceeds totaling $43.6 million and realized a pre-tax gain on the sale of such assets of $28.7 million. The Company also completed its previously disclosed exit from the Hardin, MT facility during the current-year period. In conjunction with this exit, the Company sold approximately 22,000 bitcoin mining servers for cash proceeds of $46.5 million and recorded a gain on sale, net of disposal losses of $3.2 million. There were no such sales in the prior-year period.

General and administrative expenses: General and administrative expenses were $12.4 million for the three months ended September 30, 2022, compared with expenses of $99.2 million in the prior-year period. Our general and administrative expenses included stock-based (non-cash) compensation expense of $3.4 million in the current-year period and $96.6 million in the prior-year period. General and administrative expenses excluding stock-based compensation was $8.9 million in the current-year period compared with $2.6 million in the prior-year period. The $6.3 million increase was primarily due to higher payroll and benefits costs ($3.8 million) and increased insurance expense ($1 million). Professional fees, travel costs and other expenses also increased due to the increased scope of our operations in the current-year period.

Legal reserves: In connection with a dispute concerning the settlement of certain restricted stock unit awards previously granted to the Company’s former Chief Executive Officer and Chairman, on October 12, 2022, the Company entered into a settlement agreement pursuant to which the Company agreed to pay $24 million. Given the outcome of this settlement, the Company entered into related settlement agreements in respect to five other recipients of the same restricted stock unit awards, including a director and our current Chief Executive Officer and Chairman. These related settlements totaled approximately $1 million in the aggregate.

Impairment of assets related to vendor bankruptcy filing: On September 22, 2022, Compute North filed for restructuring under Chapter 11 of the U.S. Bankruptcy Code. During the three months ended September 30, 2022, the Company assessed the impairment of assets associated with Compute North given their bankruptcy proceedings. As a result, the company recorded an impairment charge of approximately $8.0 million (related to deposits) as an operating expense and an additional impairment charge of approximately $31 million (related to a loan and preferred stock investment) as non-operating expenses.

Changes in carrying value of digital assets:

●	Impairment of digital currencies: We incurred impairment of digital assets during the three months ended September 30, 2022 of $5.9 million compared with an impairment of $6.7 million in the prior-year period.
●	Change in fair value of digital currencies held in fund: On June 10, 2022, the company withdrew 4,769 bitcoin from its investment fund. As a result, there was no change in the fair value of the digital assets held in the fund during the three months ended September 30, 2022. During the prior-year quarter, the change in fair value of the bitcoin held in the investment fund was a gain of $42.1 million.

Other non-operating income: Other non-operating income declined by $23 thousand from the prior-year period.

Interest expense: Interest expense increased $3.7 million from the prior year as a result interest related to the convertible notes issued in November 2021 ($2.8 million) and interest on borrowings outstanding under the Company’s Term loan and revolving credit (“RLOC”) facilities ($0.9 million).

Income tax benefit: The Company recorded an income tax benefit of $5.8 million for the three-month period ended September 30, 2022 compared with an income tax benefit of $3 thousand in the prior-year period.

Net loss: We recorded a net loss of ($75.4) million in the current-year period compared with net loss of ($22.2) million in the prior period. The $53.2 million decline was primarily driven by lower total margin ($68.8 million), the impairment related to the Compute North bankruptcy ($39 million), legal reserves ($25 million), declines in the carrying value of our digital assets ($41.3 million), and increased interest expense ($3.7 million). Partially offsetting these unfavorable variances was a significant reduction in general and administrative expenses primarily associated with lower stock-based compensation ($86.9 million), gain on sale of equipment of $31.9 million and the net increase in the income tax benefit.

Adjusted EBITDA: Adjusted EBITDA was a loss of ($8.3) million compared with a positive Adjusted EBITDA of $78.8 million in the prior-year period. The $87.1 million decline was primarily driven by lower total margin excluding the impact of depreciation and amortization ($46.9 million), declines in the carrying value of our digital assets ($41.3 million), legal reserve ($25 million), and higher general and administrative expenses excluding non-cash stock based compensation costs ($6.3 million). Partially offsetting these unfavorable variances were gain on the sale of equipment of $31.9 million.

For the nine months ended September 30, 2022 and 2021

	Nine Months Ended September 30,		Favorable
	2022	2021	(Unfavorable)
Revenues	$89,329,986	$90,182,155	$(852,169)
Cost of revenues - energy, hosting and other	(42,974,265)	(11,647,457)	(31,326,808)
Cost of revenues - depreciation and amortization	(64,881,323)	(8,015,801)	(56,865,522)
Total margin	(18,525,602)	70,518,897	(89,044,499)

General and administrative expenses	(39,187,098)	(159,411,404)	120,224,306
Gain on sale of equipment, net of disposals	90,115,824	-	90,115,824
Legal reserves	(24,960,000)	-	(24,960,000)
Impairment of deposits due to vendor bankruptcy filing	(7,987,147)	-	(7,987,147)
Impairment of patents	(919,363)	-	(919,363)

Realized and unrealized gains (losses) on digital currencies held in fund	(85,016,208)	59,410,028	(144,426,236)
Impairment of digital currencies	(153,045,376)	(18,472,750)	(134,572,626)
Total change in carrying value of digital currencies	(238,061,584)	40,937,278	(278,998,862)

Impairment of loan and investment due to vendor bankruptcy filing	(31,012,853)	-	(31,012,853)
Other non-operating income	632,132	254,024	378,108

Net loss	$(280,027,638)	$(47,700,445)	$(232,327,193)

Bitcoin (“BTC”) production during the period, in BTC	2,582	2,099	483

Reconciliation to Adjusted EBITDA
Net loss	$(280,027,638)	$(47,700,445)	$(232,327,193)
Exclude: Interest expense	10,314,659	2,694	10,311,965
Exclude: Income tax benefit	(192,712)	(3,454)	(189,258)
EBIT	(269,905,691)	(47,701,205)	(222,204,486)
Exclude: Depreciation and amortization	64,881,323	8,015,801	56,865,522
EBITDA	(205,024,368)	(39,685,404)	(165,338,964)
Exclude: Stock compensation expense, net of withholding tax	18,874,798	152,334,886	(133,460,088)
Exclude: Impairment of deposits due to vendor bankruptcy filing	7,987,147	-	7,987,147
Exclude: Impairment of loan and investment due to vendor bankruptcy filing	31,012,853	-	31,012,853
Exclude: Impairment of patents	919,363	-	919,363
Adjusted EBITDA	$(146,230,207)	$112,649,482	$(258,879,689)

Revenues and Costs of revenue: We generated revenues of $89.3 million during the nine months ended September 30, 2022 compared with $90.2 million during the prior-year period. The $0.9 million decrease is primarily attributable to the impact of lower market prices for bitcoin in the current-year ($21.6 million) mostly offset by the impact of increased production when compared to the prior-year period ($20.7 million). Cost of revenues – energy, hosting and other during the three months ended September 30, 2022 totaled $43 million compared with $11.6 million in the prior-year period. The $31.3 million increase was driven by accelerated cost recognition associated with the early exit from Hardin ($18.2 million) and higher production costs per bitcoin mined ($10.4 million) and to a lesser extent the impact of the higher costs associated with increased production ($2.7 million). Cost of revenues – Depreciation and amortization was $64.9 million in the current-year period compared with $8.0 million in the prior-year period, an increase of $56.8 million . This increase in expense was primarily due to the acceleration of depreciation related to our exit of the Hardin, MT facility ($31.9 million in infrastructure depreciation and $4.1 million in mining server depreciation) and increased depreciation costs associated with a higher number of mining servers in operation in the current-year period.

Total Margin: Total margin was a loss of ($18.5) million in the current-year period compared with income of $70.5 million in the prior-year period, a decline of ($89.0) million. This decline was driven by the factors discussed above, which are summarized in the table below (in millions):

Revenue:
●	Impact of higher production	$20.7
●	Impact of lower bitcoin market prices	(21.6)
Cost of revenue – energy, hosting and other:
●	Impact of higher bitcoin production	(10.4)
●	Impact of accelerated cost recognition from Hardin exit	(18.2)
●	Other increases	(2.7)
Cost of revenue – depreciation and amortization:
●	Impact of accelerated cost recognition from Hardin exit	(36.0)
●	Other, primarily increased mining servers in operation	(20.8)
		$(89.0)

Gain on sales of equipment, net: On December 2, 2021, we entered into an agreement with DCRBN Ventures Development and Acquisition LLC (“DCRBN”) in which the Company agreed to sell certain equipment to DCRBN starting in April 2022, in conjunction with the development of commercial activities at the King Mountain wind farm in McCamey, TX. During the nine months ended September 30, 2022, the Company sold equipment for cash proceeds totaling $130.9 million and realized a pre-tax gain on the sale of such assets of $86.9 million. The Company also completed its previously disclosed exit from the Hardin, MT facility during the current-year period. In conjunction with this exit, the Company sold approximately 22,000 bitcoin mining servers for cash proceeds of $46.5 million and recorded a gain on sale, net of disposal losses of $3.2 million. There were no such sales in the prior-year period.

General and administrative expenses: General and administrative expenses were $39.2 million for the nine months ended September 30, 2022 compared with expenses of $159.4 million in the prior-year period, a decrease of $120.2 million. Our general and administrative expenses included stock-based (non-cash) compensation expense of $18.9 million in the current-year period and $152.3 million in the prior-year period. General and administrative expenses excluding stock-based compensation increased to $20.3 million in the current year period compared with $7.1 million in the prior-year period. The $13.2 million increase was primarily due to higher payroll and benefits costs ($5.4 million), increased insurance expense ($2.2 million) and higher professional fees ($1.6 million). Other expenses also increased due to the increased scope of our operations in the current-year period.

Legal reserves: In connection with a dispute concerning the settlement of certain restricted stock unit awards previously granted to the Company’s former Chief Executive Officer and Chairman, on October 12, 2022, the Company entered into a settlement agreement pursuant to which the Company agreed to pay $24 million. Given the outcome of this settlement, the Company entered into related settlement agreements in respect to five other recipients of the same restricted stock unit awards, including a director and our current Chief Executive Officer and Chairman. These related settlements totaled approximately $1 million in the aggregate.

Impairment of assets related to vendor bankruptcy filing: On September 22, 2022, Compute North filed for restructuring under Chapter 11 of the U.S. Bankruptcy Code. During the period ended September 30, 2022, the Company assessed the impairment of its assets associated with Compute North given their bankruptcy proceedings. As a result, the company recorded an impairment charge of approximately $8.0 million (related to deposits) as an operating expense and an additional impairment charge of approximately $31 million (related to a loan and preferred stock investment) as non-operating expenses.

Impairment of patents: The Company recorded an impairment of $0.9 million in the current-year period related to certain patents no longer utilized in its business operations.

Changes in carrying value of digital assets:

●	Impairment of digital currencies: We incurred impairment of digital assets during the nine months ended September 30, 2022, of $153 million compared with an impairment of $18.2 million in the prior-year period, reflecting the overall decline in value of bitcoin in the current-year period.
●	Change in fair value of digital currencies held in fund: On June 10, 2022, the Company withdrew 4,769 bitcoin from its investment fund. Total changes in the fair value of investment fund from April 1 through the June 10 withdrawal date resulted in a loss of ($85.0) million in the current year period. During the prior-year period, the change in fair value of the bitcoin held in the investment fund was a gain of $59.4 million.

Other non-operating income: Other non-operating income increased $378 thousand from the prior-year period.

Interest expense: Interest expense increased $10.3 million from the prior year as a result interest related to the convertible notes issued in November 2021 and interest on borrowings outstanding under the Company’s Term loan and revolving credit (“RLOC”) facilities.

Income tax benefit: The company recorded a modest income tax benefit of $193 thousand in the current-year period compared with a benefit of $3 thousand in the prior-year period.

Net loss: We recorded a net loss of $(280) million in the current-year period compared with a net loss of $(47.7) million in the prior period. The $232.3 million decline was primarily driven by the $279 million decrease in the carrying value of our digital assets, the $89 million decrease in total margin, the impairment of assets related the Compute North bankruptcy ($39 million), the legal reserve ($25 million), and higher interest expense ($10.3 million). Partially offsetting these unfavorable variances was a significant decrease in general and administrative expenses ($120.2 million) associated with lower stock-based compensation and gain on sales of equipment ($90.1 million).

Adjusted EBITDA: Adjusted EBITDA was a loss of $(145.8) million compared with a positive Adjusted EBITDA of $112.6 million in the prior-year period. The $258.9 million decline was primarily driven by the $279 million decrease in the carrying value of our digital assets, lower total margin excluding the impact of depreciation and amortization $(32.2 million), legal reserves ($25 million), and higher operating expenses excluding non-cash stock compensation costs ($13.2 million). The gain on the sales of equipment partially offset these unfavorable variances.

Financial Condition and Liquidity: Cash, cash equivalents and restricted cash totaled $64.1 million at September 30, 2022, a decrease of $204.4 million from December 31, 2021. The decrease in cash, cash equivalents and restricted cash was primarily driven by a $368.1 million use of cash from investing activities resulting from significant levels of advances to vendors ($482.1 million) and, to a lesser extent, equity investments ($44.0 million) and purchases of property and equipment ($19.8 million). These uses of cash were partially offset by the proceeds from assets sales of $177.4 million.

Cash flows from operating activities resulted in a use of funds of ($84.2) million. Cash flows from operating activities before the impact of changes in operating assets and liabilities (a $18.1 million source of funds) were more than offset by a ($102.3) million use of funds from changes in operating assets and liabilities, primarily due to changes in digital currencies (an $89.3 million use of funds) prepaid expenses (a $30.6 million use of funds) and deposits (a $13.6 million use of fund) partially offset by the impact of higher accounts payable, including a payable related to the legal reserve (a $21.2 million source of funds). This legal reserve payable was settled in cash in October 2022.

Cash flows from financing activities resulted in a source of cash of $247.9 million, primarily from proceeds from the issuance of common stock ($198.7 million) and proceeds from borrowings outstanding under the Company’s Term loan agreement ($49.3 million).

We borrowed the initial $50 million under our Term Loan facility during the three months ended September 30, 2022. There were no borrowings outstanding under our revolving credit facility at September 30, 2022. The maximum borrowings outstanding under the Company’s revolving credit facility during the three and nine months ended September 30, 2022, was $35 million and $70 million, respectively.

The Company expects to have sufficient liquidity, including cash on hand and available borrowing capacity to support ongoing operations. We will continue to seek to fund our business activities through the capital markets, primarily through periodic equity issuances using our At-The-Market facility.

Bitcoin Holdings: At September 30, 2022, we held approximately 10,670 bitcoin with a total carrying value of $197.2 million on the balance sheet. Approximately 3,828 bitcoin were being utilized as collateral for credit facilities and were classified as “digital currencies, restricted”. The remaining bitcoin were classified as “Digital currencies” on the balance sheet. The fair market value of our bitcoin holdings at September 30, 2022 was approximately $207.3 million and the value of a single bitcoin was approximately $19,432.

During the month of October 2022, the Company borrowed an additional $50 million under its RLOC facility for general corporate purposes and provided an additional 3,993 bitcoin as collateral for this borrowing. This increased the Company’s collateral balance to 7,821 bitcoin. On November 9, 2022, bitcoin prices declined to a new yearly low on concerns of financial instability in the crypto industry. As a result, the Company was required to provide an additional 1,669 bitcoin (valued at $16,212.50 per bitcoin) as collateral for its $50 million RLOC and $50 million term loan borrowings, bringing its total collateral balance to 9,490 bitcoin (approximately $153.9 million). The Company’s total bitcoin holdings as of November 9, 2022, are approximately 11,440 bitcoin, of which 1,950 (approximately $31.6 million) are unrestricted. Given the uncertainty around bitcoin prices in the near-term, the Company has decided to delay previously announced plans to refinance the RLOC with a term loan during the month of November. This enables the Company to retain the optionality to repay the RLOC borrowings in the near-term versus committing to a two-year term loan borrowing which would carry prepayment penalties. The Company retains an option to draw an additional $50 million on the term loan through April of 2023.

At September 30, 2021 we held a total of 7,035 bitcoin with a total carrying value of $282.7 million on the balance sheet. The fair market value of our bitcoin holdings at September 30, 2021 was approximately $308.1 million and the value of a single bitcoin was approximately $43,791.

We expect to increase our bitcoin holdings over time primarily through mining activities. As our mining activities increase, we will likely begin selling a portion of bitcoin produced in future periods to fund monthly operating costs, for treasury management purposes or for general corporate purposes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2022, our exposure to market risk was primarily from our At-The-Market Facility. During the quarter the price at which we sold our common stock per share fluctuated from $5.54 to $18.24 with an average price per share of $11.85. We also have interest rate risk associated with our RLOC and Term Loan facilities, both of which bear interest at a variable rate tied to the Wall Street Journal Prime Rate. We have no other floating debt obligations. Our interest rate exposure will be primarily due to differences between our floating rate debt obligations compared to our floating rate short-term investments. Our ability to borrow under our debt facilities is based upon a floating formula regarding the value of collateral, which is our owned bitcoin, thus decreases in the market price for bitcoin limit our ability to borrow under the facility.

There have been no other material changes in our primary risk exposures or management of market risks as of this quarter.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework in the 2013 COSO framework. Based on this assessment, management concluded that our disclosure controls and procedures were not effective as of September 30, 2022 for the reasons stated in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

As part of our ongoing program to implement changes and further improve our internal controls and in conjunction with our Code of Ethics, our independent directors have been working with management to include protocols and measures aimed at ensuring quality of our internal controls. Among those measures is the implementation of a whistle blower hotline, which allows third parties to anonymously report noncompliant activity. The hotline may be accessed as follows:

To file a report, use the Client Code “MarathonPG” and pick one of the following options:

●	Call: 1-877-647-3335

●	Click: http://www.RedFlagReporting.com

Changes in Internal Controls.

There have been changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

We have created a position of Assistant Controller to support our Chief Accounting Officer and his staff which position was filled in July 2022. We are also undertaking an exhaustive review process of our outside internal controls consultants and bringing in additional resources to support our efforts to continue remediation of our internal controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Ho Matter

On January 14, 2021, Plaintiff Michael Ho (“Plaintiff” or “Ho”) filed a Civil Complaint for Damages and Restitution (“Complaint”) against the Company and 10 Doe Defendants. The Complaint alleges six causes of action against the Company, (1) Breach of Written Contract; (2) Breach of Implied Contract; (3) Quasi-Contract; (4) Services Rendered; (5) Intentional Interference with Prospective Economic Relations; and (6) Negligent Interference with Prospective Economic Relations, which is the one plead against “all Defendants” and is most likely to involve later named defendants. The claims arise from the same set of facts, Ho alleges that the Company profited from commercially sensitive information he shared with the Company and then it refused to compensate him for his role in securing the acquisition of a supplier of energy for the Company. On February 22, 2021, the Company responded to Mr. Ho’s Complaint with a general denial and the assertion of applicable affirmative defenses. Then, on February 25, 2021, the Company removed the action to the United States District Court in the Central District of California, where the action remains pending. The Company filed a motion for summary judgment/adjudication of all causes of action. On February 11, 2022, the Court granted the motion and dismissed Ho’s 2nd, 5th and 6th causes of action. Discovery is substantially closed. The Court held a pre-trial conference on February 24, 2022, where it vacated the March 3, 2022 trial date and ordered the parties to meet and confer on a new trial date. The Court discussed the various theories of damages maintained by the parties. In its ruling on the summary judgment motion and at the pre-trial conference on February 24, 2022, the Court noted that a jury is more likely to accept $150,000 as an appropriate damages amount if liability is found, as opposed to the various theories espoused by Ho that result in multi-million-dollar recoveries. Due to outstanding issues of fact and law, it is impossible to predict the outcome at this time; however, after consulting legal counsel, the Company is confident that it will prevail in this litigation, since it did not have a contract with Mr. Ho and he did not disclose any commercially sensitive information under any mutual nondisclosure agreement that was used to structure any joint venture with energy providers. Trial has been postponed to February 2023.

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

Putative Class Action Complaint

On December 17, 2021, a putative class action complaint was filed in the United States District Court for the District of Nevada, against the Company and present and former senior management. The complaint alleges securities fraud related to the disclosure of an SEC investigation previously made by the Company on November 15, 2021. Plaintiff Tad Schlatre served the complaint on the Company on March 1, 2022. On September 12, 2022, the court appointed Carlos Marina as lead plaintiff. On October 21, 2022, lead plaintiff voluntarily dismissed the complaint without prejudice.

Derivative Complaints

On February 18, 2022, a shareholder derivative complaint was filed in the United States District Court for the District of Nevada, against current and former members of the Company’s board of directors and senior management. The complaint is based on allegations substantially similar to the allegations in the December 2021 putative class action complaint, related to the Company’s disclosure of an SEC investigation previously made by the Company on November 15, 2021. On March 4, 2022, the complaint was served on the Company. On April 4, 2022, the defendants moved to dismiss the complaint.

On May 5, 2022, a second shareholder derivative complaint was filed in the United States District Court for the District of Nevada, against current and former members of the Company’s board of directors and senior management. The second shareholder derivative complaint is based on allegations substantially similar to the allegations in the February 18, 2022 derivative complaint. On May 11, 2022, the defendants moved to dismiss the second shareholder derivative complaint.

On June 1, 2022, the Court entered an order consolidating the two derivative actions. A June 13, 2022 scheduling order provides for plaintiffs to file a consolidated complaint and for renewed motions to dismiss the consolidated shareholder derivative complaint. The consolidated complaint has not yet been filed.

In the opinion of management, after consulting legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company and its related entities combined financial position, results of operations, or liquidity.

Compute North Bankruptcy

On September 22, 2022, Compute North filed for chapter 11 bankruptcy protection. Compute North provides operating services to us and hosts our equipment in multiple facilities. We deliver miners to Compute North, which then installs the equipment in several facilities, operates and maintains the equipment, and provides energy to keep the miners operating. In chapter 11, Compute North is currently seeking to sell substantially all of its assets, including its direct and indirect ownership interests in the facilities that house Marathon’s miners. Compute North may also seek to assume and assign the Compute North agreements to which Marathon is party to one or more third-party purchasers of Compute North’s assets or it may seek to reject such agreements. Accordingly, Compute North’s chapter 11 cases could cause a disruption in services provided by Compute North to us and, therefore, could have an adverse effect on our operations in the facilities managed by Compute North.

At this stage of Compute North’s chapter 11 cases, it is difficult to predict whether Marathon will receive any meaningful recovery on account of its claims.

Item 1A. Risk Factors.

There are no updates or changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021 except as set forth below.

Our business could be harmed by prolonged power and internet outages, shortages, or capacity constraints and deployment delays.

Our operations require a significant amount of electrical power and access to high-speed internet to be successful. If we are unable to secure sufficient electrical power, or if we lose internet access for a prolonged period, we may be required to reduce our operations or cease them altogether. We are also dependent upon our third-party energy providers to power miners upon installation, and there may be delays in deployment and implementation. If any of these scenarios occurs, our business and results of operations may be materially and adversely affected.

We may face capital calls as a result of our existing loan agreements.

During October 2022, we borrowed an additional $50 million under our RLOC facility and provided an additional 3,993 bitcoin as collateral which increased the Company’s collateral balance to 7,821 bitcoin. On November 9, 2022, bitcoin prices declined to a new yearly low which triggered a capital call of an additional 1,669 bitcoin to cover collateral for our $50 million RLOC and $50 million term loan borrowings, bringing its total collateral balance to 9,490 bitcoin.  The Company’s remaining unrestricted balance is 1,950 and any further decrease in bitcoin prices could cause us to have to pledge all or a substantial portion of our remaining bitcoin holdings.  There is no assurance that if there are continued marked decreases in the price of bitcoin that our remaining unrestricted bitcoin will be sufficient to cover further increased collateral requirements or that if not, that we would have sufficient capital to cover any resulting capital calls, which could result in our not being able to maintain liquidity and could force us to consider reorganization or liquidation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

3.1	Amendment to Bylaws
10.1	Auradine, Inc. Preferred Stock Placement
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.ins	Inline XBRL Instance Document**
101.sch	Inline XBRL Taxonomy Schema Document**
101.cal	Inline XBRL Taxonomy Calculation Document**
101.def	Inline XBRL Taxonomy Linkbase Document**
101.lab	Inline XBRL Taxonomy Label Linkbase Document**
101.pre	Inline XBRL Taxonomy Presentation Linkbase Document**

104	Inline XBRL
*	Furnished herewith
**	Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2022

MARATHON DIGITAL HOLDINGS, INC.

By:	/s/ Fred Thiel
Name:	Fred Thiel
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Hugh Gallagher
Name:	Hugh Gallagher
Title:	Chief Financial Officer
(Principal Financial Officer)

