Form 10-K
period 2022-12-31
MARATHON DIGITAL HOLDINGS, INC.
filed 2023-03-16
CIK 1507605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _______to______

MARATHON DIGITAL HOLDINGS, INC.

(Exact Name of Registrant as Specified in Charter)

Nevada	001-36555	01-0949984
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

101 NE Third Avenue, Suite 1200, Fort Lauderdale, FL	33301
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 702-945-2773

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	MARA	The Nasdaq Capital Market

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

The aggregate market value of the common stock, no par value, held by non-affiliates of the registrant, based on the closing sale price of registrant’s common stock as quoted on the Nasdaq Capital Market on June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $600,000 thousand. Accordingly, the registrant qualifies under the SEC’s revised rules as a “large accelerated filer.”

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 167,247,030 shares of common stock are issued and outstanding as of March 13, 2023.

EXPLANATORY NOTE

Background of Restatement

As previously disclosed in the Current Report on Form 8-K filed by Marathon Digital Holdings, Inc. (the “Company” or “Marathon”) with the Securities and Exchange Commission (the “SEC”) on February 28, 2023, the Company’s Audit Committee of the Board of Directors, after consultation with the Company’s independent auditor, concluded that we will restate our previously issued consolidated financial statements.

The Company and its Audit Committee formally concluded on March 15, 2023 that the restatement of financial statements and amendment of certain information of prior periods presented in this Annual Report on Form 10-K was necessary to correct for the following: (i) Revenue Recognition – Principal versus Agent, (ii) Impairment of Digital Assets, (iii) NYDIG Digital Assets Fund III, LP – Consolidation Gross versus Net Presentation, (iv) NYDIG Digital Assets Fund III, LP – Financial Statement Reclassification (v) Disposal of Assets (vi) Other Adjustments, and (vii) the income tax adjustments due to the forementioned errors.

Restatement of Previously Issued Financial Statements and Information

This Annual Report on Form 10-K for the year ended December 31, 2022 includes the following information:

●	restated Consolidated Balance Sheets as of December 31, 2021, the related Consolidated Statements of Operations, and Consolidated Statements of Cash Flows for the year ended December 31, 2021;

●

restated unaudited condensed consolidated financial statements for the interim periods in 2022 and 2021 as contained in the Company’s Quarterly Reports on Form 10-Q for the fiscal periods ended March 31, 2021 and 2022, June 30, 2021 and 2022 and September 30, 2021 and 2022; and

●	amended Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) as it relates to the year ended December 31, 2021;

For a more detailed description of the financial impact of the restatement, see NOTE 2 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENT and “Restatement of Previously Issued Financial Statements” under ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,contained in this Form 10-K. For the impact of these adjustments on the Unaudited Quarterly Financial Data, see NOTE 16 – QUARTERLY FINANCIAL DATA (UNAUDITED). All amounts in this Annual Report on Form 10-K affected by the restatement adjustments reflect such amounts as restated.

Internal Control Considerations

In connection with the Company’s review of its financial statements leading to the restatement, the Company identified additional material weaknesses in its internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected and corrected on a timely basis. Therefore, the Company’s management concluded that material weaknesses remain in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective as of December 31, 2022. See ITEM 9A. CONTROLS AND PROCEDURES, for additional information and discussion related to material weaknesses in internal control over financial reporting and our related remediation activities.

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

ITEM 1. BUSINESS

I. CORPORATE OVERVIEW

I.A. HISTORY AND PIVOT TO BITCOIN MINING

Marathon is a digital asset technology company that produces or “mines” digital assets with a focus on the blockchain ecosystem and the generation of digital assets. Marathon’s strategy is to produce and hold bitcoin (after paying for cash operating costs of production) as a long term investment. Holding bitcoin is a strategy to act as a store of value, supported by a robust and public open source architecture, that is not linked to any country’s monetary policy and can therefore serve as a store of value outside of government control. We believe that bitcoin offers additional opportunity for appreciation in value with increasing adoption due to its limited supply. We may also explore opportunities to become involved in businesses ancillary to our bitcoin mining business as favorable market conditions and opportunities arise.

We were incorporated in the State of Nevada on February 23, 2010 under the name Verve Ventures, Inc. On December 7, 2011, we changed our name to American Strategic Minerals Corporation and were engaged in exploration and potential development of a uranium and vanadium minerals business. In June 2012, we discontinued our minerals business and began to invest in real estate properties in Southern California. In October 2012, we commenced our IP licensing operations, at which time the Company’s name was changed to Marathon Patent Group, Inc. We purchased digital asset mining machines and established a data center in Canada to mine digital assets in 2017. The Company ceased operating in Canada in 2020 and relocated all owned mining rigs from Canada to the U.S. The Company has since expanded its activities in the mining of bitcoin across the U.S. The Company changed its name to Marathon Digital Holdings, Inc. on March 1, 2021. As of December 31, 2022, the Company is solely focused on the mining of bitcoin and ancillary opportunities within the Bitcoin ecosystem.

The term “Bitcoin” with a capital “B” is used to denote the Bitcoin protocol which implements a highly available, public, permanent, and decentralized ledger. The term “bitcoin” with a lower case “b” is used to denote the token, bitcoin.

I.B. CORPORATE INFORMATION

In 2022, we moved our corporate headquarters to Fort Lauderdale, FL and maintain an address at 101 SE 3rd Avenue, Suite 1200, Fort Lauderdale, FL 33301. We also maintain a West Coast office at 300 Spectrum Center Drive, Suite 950, Irvine, CA 92618. Our website is www.mara.com. As of February 20, 2023, we had 30 full-time employees and we expect this number to continue to grow in support of the increased scale of the business. We believe our employee relations to be good.

I.C. 2022 AND 2023 EVENTS

Effective March 31, 2022, Hugh Gallagher was appointed Chief Financial Officer of the Company.

On March 31, 2022, the Company amended its previously announced agreements with affiliates of Beowulf Energy LLC, a Delaware limited liability company (collectively and as applicable, “Beowulf”), and Two Point One, LLC, a Delaware limited liability company (“2P1”), pursuant to which Beowulf and 2P1 have been designing and developing a data center facility of up to 110-megawatts (the “Facility”) located next to, and supplied energy directly from, Beowulf’s power generation station in Hardin, MT. As part of the Company’s mandate to become carbon neutral by the end of the 2022 fiscal year, the Company, Beowulf and 2P1 agreed to terminate the Data Facility Services Agreement, the Power Purchase Agreement and the Ground Lease for the Facility as of August 15, 2022, and the Company redeployed its Hardin-installed mining rigs to renewable power facilities in the third quarter of 2022.

On July 28, 2022, the Company entered into a Revolving Credit and Security Agreement (the “Agreement”) with Silvergate Bank (the “Bank”) pursuant to which Silvergate agreed to loan the Company up to $100 million on a revolving basis pursuant to the terms of the Agreement and the $100 million principal amount revolving credit note issued by the Company in favor of the Bank under the Agreement (“Note”).

On February 6, 2023, the Company provided Silvergate Bank with the required 30-day notice stating the Company’s intent to prepay the outstanding balance on its term loan facility as well as the Company’s intent to terminate the term loan facility. The Company and Silvergate subsequently agreed to also terminate the revolving line of credit (“RLOC”) facility. On March 8, 2023, the term loan prepayment was completed, and the Company’s term loan and RLOC facilities with Silvergate Bank were terminated.

Effective September 14, 2022, the Company amended its Amended and Restated Bylaws to document the previously disclosed unanimous Board approval to reduce its quorum requirements to 33-1/3% of the issued and outstanding shares of common stock of the Company.

On September 22, 2022, Compute North Holdings, Inc. (along with its affiliated debtors, collectively, “Compute North”), filed for chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the Southern District of Texas under chapter 11 of the U.S. Bankruptcy Code (11 U.S. Code section 101 et seq.). Compute North provided operating services to the Company and hosted our mining rigs in multiple facilities. On December 15, 2022, US Bitcoin Corp (“US Bitcoin”) replaced Compute North as the operator of the facilities in McCamey, TX, Granbury, TX and Kearney, NE as a result of the Compute North bankruptcy. We currently have arrangements in place with respect to the McCamey, Granbury and Kearney facilities. We no longer operate at South Souix City. On February 16, 2023, the Bankruptcy Court approved the Debtors Plan of Reorganization, pursuant to which Marathon’s claim has been fixed at $40,000 thousand as an unsecured claim to be paid out according to the timing and percentages within the approved Debtor’s plan.

In connection with a dispute concerning the settlement of certain restricted stock unit awards previously granted to Merrick D. Okamoto, former Chief Executive Officer and Chairman of the Company on October 12, 2022, the Company entered into a settlement agreement with Mr. Okamoto, pursuant to which the Company agreed to pay Mr. Okamoto $24,000 thousand. Mr. Okamoto agreed to a settlement and a broad release of known or unknown claims against the Company, which relate to the Company’s Amended 2018 Equity Incentive Plan or related restricted stock unit award agreements. The Company also entered into agreements in respect to seven other recipients of the same restricted stock unit awards including a director and our current Chief Operating Officer and Chief Executive Officer and Chairman. Payments related to these agreements totaled approximately $2,100 thousand in the aggregate.

Effective November 21, 2022, John Lee was appointed Chief Accounting Officer of the Company.

On January 27, 2023, the Company and FS Innovation, LLC (“FSI”) entered into a Shareholders’ Agreement (the “Agreement”) regarding formation of an Abu Dhabi Global Markets company (the “ADGM Entity”), whose purpose shall be to jointly (a) establish and operate one or more mining facilities for digital assets; and (b) mine digital assets (collectively, the “Business”). The initial project by the ADGM Entity shall consist of two digital asset mining sites comprising 250 MW in Abu Dhabi, and the initial equity ownership in the ADGM Entity shall be 80% FSI and 20% the Company, and capital contributions will be made, subject to the satisfaction or waiver of certain conditions, during the 2023 development period in those proportions, consisting of both cash and in kind, in amounts of approximately $406,000 thousand in aggregate. FSI will appoint four directors to the board of the ADGM Entity, and the Company will appoint one director. Unless otherwise not permitted by applicable law, the digital assets mined by the ADGM Entity will be distributed to the Company and FSI twice a month in proportion to their respective equity interests in the ADGM Entity. There are market provisions in the Agreement with respect to financial and tax matters. The Agreement shall terminate at the earlier of the mutual written agreement of the parties, winding up of the ADGM Entity or the ownership by a shareholder of all of the outstanding equity interests in the ADGM Entity. The Agreement contains market terms on transfer of shares by a shareholder, preemptive rights and certain tag along and drag along rights upon a sale of the ADGM Entity. Furthermore, there are five year restrictive covenants which, inter alia, prevent Marathon from competing in the UAE with the Business or with the business of FSI or any of certain related parties and prevent FSI from competing in the U.S. with the business of Marathon.

II. BITCOIN BLOCKCHAIN

II A. OVERVIEW OF BITCOIN

Bitcoin is a decentralized digital asset that operates on a peer-to-peer network, allowing users to send and receive payments without the need for intermediaries such as banks. This is made possible through the use of blockchain technology, which is a distributed ledger that records and verifies all transactions on the network.

The Bitcoin blockchain is a public, transparent, and immutable record of all transactions that have ever occurred on the network. This ledger is maintained by a network of computers, known as nodes, that work together to verify and validate new transactions. Each transaction is cryptographically signed and added to the blockchain as a new block, which is then permanently recorded and cannot be altered or deleted.

One of the key advantages of the Bitcoin blockchain is that it allows for trustless, secure transactions without the need for a central authority. Because the blockchain is decentralized and transparent, all users can verify the legitimacy of a transaction without having to rely on a third party. This eliminates the need for intermediaries, which can be slow and expensive, and it also makes the network resistant to censorship and fraud.

Bitcoin’s decentralized and transparent nature makes it secure, efficient, and accessible, and gives it the potential to enable new forms of value exchange and innovation.

II B. OVERVIEW OF BITCOIN “HALVING” EVENTS

The Bitcoin halving is a phenomenon that occurs approximately every four years on the Bitcoin network. The halving is a key part of the Bitcoin protocol, and it serves to control the overall supply and reduce the risk of inflation in digital assets using a Proof-of-Work consensus algorithm. At a predetermined block, the mining reward is cut in half, hence the term “halving”. For bitcoin the reward was initially set at 50 bitcoin currency rewards per block. The Bitcoin blockchain has undergone halving three times since its inception as follows: (1) on November 28, 2012 at block height 210,000; (2) on July 9, 2016 at block height 420,000; (3) on May 11, 2020 at block height 630,000, when the reward was reduced to its current level of 6.25 bitcoin per block. The next halving for the Bitcoin blockchain is anticipated to occur on or around March 2024 at block height 840,000. This process will reoccur until the total amount of bitcoin currency rewards issued reaches 21,000 thousand and the theoretical supply of new bitcoin is exhausted, which is expected to occur around 2140.

Factors Affecting Profitability

Market Price of Bitcoin

Our business is heavily dependent on the price of bitcoin. The prices of digital assets, including bitcoin, have experienced substantial volatility, meaning that high or low prices may be based on speculation and incomplete information, may be subject to rapidly changing investor sentiment, and may be influenced by factors such as technology, regulatory void or changes, fraudulent actors, manipulation, and media reporting. Bitcoin (as well as other digital assets) may have value based on various factors, including their acceptance as a means of exchange by consumers and producers, scarcity, and market demand which are beyond our control.

Halving

The halving is an important part of the Bitcoin ecosystem, and it is closely watched by miners, investors, and other participants in the digital asset market. Each halving event has historically been associated with significant price movements in the value of bitcoin.

Network Hash Rate and Difficulty

Generally, a bitcoin mining rig’s chance of solving a block on the Bitcoin blockchain and earning a bitcoin reward is a function of the mining rig’s hash rate, relative to the global network hash rate (i.e., the aggregate amount of computing power devoted to supporting the Bitcoin blockchain at a given time). As demand for bitcoin has increased, the global network hash rate has increased rapidly, and as more adoption of bitcoin occurs, we expect the demand for new bitcoin will likewise increase as more mining companies are drawn into the industry by this increased demand. Further, as more and increasingly powerful mining rigs are deployed, the network difficulty for Bitcoin has increased. Network difficulty is a measure of how difficult it is to solve a block on the Bitcoin blockchain, which is adjusted every 2016 blocks (every 2 weeks approximately) so that the average time between each block remains ten minutes. A high difficulty means that it will take more computing power to solve a block and earn a new bitcoin reward, which, in turn, makes the Bitcoin network more secure by limiting the possibility of one miner or mining pool gaining control of the network. Therefore, as new and existing miners deploy additional hash rate, the global network hash rate will continue to increase, meaning a miner’s share of the global network hash rate (and therefore its chance of earning bitcoin rewards) will decline if it fails to deploy additional hash rate at pace with the industry.

II C. OVERVIEW OF BITCOIN MINING

Bitcoin mining is the process by which new bitcoin are created and transactions on the Bitcoin network are verified. In order to mine bitcoin, mining rigs use specialized computer hardware to win a lottery, which allows them to add new blocks to the bitcoin blockchain and receive a reward in the form of newly minted bitcoin. The bitcoin mining process serves several important functions in the bitcoin ecosystem.

First, bitcoin mining helps to secure the Bitcoin network by verifying transactions and preventing fraud. When a user sends a transaction on the Bitcoin network, it is broadcast to the network and added to the pool of unconfirmed transactions known as the “mempool.” Mining rigs then compete in a sort of lottery required to add these transactions to the blockchain, which is the decentralized ledger that records all Bitcoin transactions. When a mining rig successfully adds a new block to the blockchain, the transactions included in that block are considered confirmed, and the mining rig receives a reward in the form of newly minted bitcoins.

Second, bitcoin mining helps to decentralize the Bitcoin network and distribute new bitcoin in a fair and transparent manner. Unlike traditional currencies, which are issued and controlled by central banks, bitcoin is a decentralized digital asset that is not controlled by any government or institution. Instead, new bitcoin are created and distributed through the mining process, which allows anyone with the necessary hardware and expertise to participate in the mining process and potentially earn rewards. This decentralized distribution of new bitcoin helps to ensure that the supply of the digital asset is controlled in a fair and transparent manner.

Third, bitcoin mining plays a key role in the maintenance and growth of the Bitcoin network. The mining process helps to support the infrastructure of the network by providing the computational power needed to verify transactions and add new blocks to the blockchain. As more people become interested in mining bitcoin, the network becomes more secure and efficient.

III. A. STRATEGIC FOCUS

The Company’s focus at the onset of 2022 was on growth execution and transition into a larger operation. This focus consisted of both the expansion of operations of our core bitcoin mining business (operating mining rigs at third-party owned and operated data centers) and operating MaraPool – our proprietary bitcoin mining pool which orchestrates the operation of our fleet of mining rigs. Key activities and milestones throughout 2022 included the following:

●	We deployed capital to secure the most efficient ASICs mining rigs through contracts that included price protection clauses which benefited the Company as ASICs prices declined throughout the second and third quarters of 2022.

●	We shut down operations at the coal powered Hardin, MT data center facility

●	We started operations at the wind powered site in McCamey, TX and other smaller sites

●	We focused on securing additional hosting services for our planned expansion of operations, entering into third-party hosting relationships with Applied Digital to host S19XP mining rigs at sites in Texas and North Dakota.

●	We increased our hashrate from 3.5 exahashes per second at the beginning of the year to 7.0 exahashes per second at the end of 2022.

It was also a year of adaptation, as the Company had to overcome several operational and financial headwinds, including:

●	Our primary mining facility in Hardin, MT going offline after being damaged by a storm in mid-2022

●	Delays in the energization of the McCamey, TX site during the second and third quarters of 2022

●	Our largest hosting partner (Compute North) entering bankruptcy in September 2022

●	A significant decline in the price of bitcoin, which resulted in impairments of our bitcoin holdings throughout the year and an impairment charges related to the value of our mining rigs and certain contracts during the fourth quarter of 2022

●	Challenged financial markets and macroeconomic conditions

Our primary focus in 2023 will be the realization of the full energization of our fleet of nearly 200,000 bitcoin mining rigs and growing our total operational hashrate from 7.0 exahashes per second at year end 2022 to over 23 exahashes per second by the third quarter of 2023. We will also be focused on our first international expansion, a joint venture that will result in the formation of an Abu Dhabi Global Markets company whose purpose will be to operate one or more mining facilities for digital assets. The initial project will consist of two mining sites comprising 250 MW in Abu Dhabi and the Company will own 20% of this entity, which is expected to commence bitcoin mining operations in the second half of 2023. Additionally, we expect to operationalize a number of technology innovations developed by our technology team and partners including mining using immersion as well as new hardware and software solutions to optimize mining rig performance and the reliability of MaraPool operations.

III B. R&D PROCESS

We place a strong emphasis on research and development (R&D) as a key driver of innovation and growth. Our R&D process is designed to support the creation and development of new tools and processes that are an integral part of our overall business strategy and enhance our productivity as an advanced and sustainable bitcoin miner.

The first step in our R&D process is ideation, which is the process of generating and evaluating new ideas. We encourage our team members to come up with creative and innovative ideas, and we provide them with the resources and support they need to explore these ideas further.

Once we have identified a promising idea, the next step is to develop a prototype. This typically involves creating a small-scale version of the product or service, which can be tested and evaluated in order to identify potential issues and improve the design. We also conduct market research to understand the potential market for the product or service.

The final step in our R&D process is testing and validation. This involves conducting thorough testing of the prototype to identify any issues or flaws, and to ensure that it meets our quality standards. We also conduct market testing to gather feedback from real-world users, and we use this feedback to refine and improve the product or service.

Overall, our R&D process is designed to support the creation and development of innovative technology advancements that ensure we maintain our competitive advantages and improves our position as a leading bitcoin miner. We believe that this process is essential for driving growth and staying ahead of the competition, and we are committed to continuously improving and refining it to support our success.

III C. OUR STRATEGIC INVESTMENTS

We are committed to pursuing strategic investments that align with our vision and values. Our strategy is focused on identifying and partnering with companies that have the potential to generate long-term value for our stakeholders.

One key element of our investment strategy is to focus on companies that are at the forefront of emerging technologies and industries. We believe that these companies have the potential to drive significant innovation and growth, and we are committed to supporting their development through investments in both hardware and software companies

Another key aspect of our strategy is to prioritize investments in companies that are aligned with our values and mission. We believe that our stakeholders expect us to support businesses that operate in a responsible and sustainable manner, and we are committed to making investments that reflect these values.

Overall, our investment strategy is designed to support our growth and success, while propelling us to be the most advanced, agile, and efficient bitcoin miner. We are committed to making strategic investments that are aligned with our vision and values, and we believe that this approach will help us to achieve long-term success.

IV. OUR OPERATIONS

We deploy or are in the process of deploying our assets at various sites in the United States. All of our sites are currently hosted by third parties to whom we pay a fee. A summary of our current and anticipated operating locations follows:

●	McCamey, TX - Approximately 63,000 S19j Pros are deployed and operational at this site, with another 4,000 S19j Pros pending delivery and deployment in 2023. Our contract for this facility expires in August 2027.

●	Garden City, TX - Approximately 28,000 S19 XPs are installed at this site, which is currently pending final regulatory approval for energization. Our current expansion plans call for the deployment of 19 MW of immersion from a combination of new capacity and replacement of air-cooled units for immersion during 2023. Our contract for this facility expires in July 2027.

●	Ellendale, ND - Approximately 57,000 S19 XPs are expected to be deployed at this site during the first half of 2023. Energization is expected to start late in the first quarter of 2023. Our contract for this site expires in July 2027.

●	Jamestown, ND - Approximately 5,600 S19 XPs are deployed and operational at this site, with planned deployments of another 10,400 air-cooled units during the first quarter of 2023. In addition to this air-cooled installation, the Company plans to deploy 768 units in immersion on the site during the second quarter of 2023. Our contract for the immersion deployment expires in August 2026 and our contract for the air-cooled deployment at the site expires in December 2027.

●	Granbury, TX - Approximately 12,500 S19j Pros and 4,400 XPs are currently deployed and being energized at this facility. There are no plans to expand operations at this facility.

●	Coshocton, OH - Approximately 2,800 S19 Pros are currently deployed and operational at this facility. Our contract for this facility expires in June 2023 and we do not expect to renew this contract beyond this termination date.

●	Plano, TX - Approximately 345 S19 Pros are currently deployed and operational at this facility. There are no plans to expand operations at this facility and our contract for this facility expires in June 2027.

●	Kearney, NE - Approximately 2,300 S19 J Pros are deployed and operational at this site. The Company expects to deploy an additional 1,300 MicroBT units at this site in 2023.

●	South Sioux City, SD - Approximately 660 S19 Pros were deployed at this site. The Company’s contract for this facility expired and the Company exited this facility in early 2023.

On January 27, 2023, the Company and FSI entered into an Agreement regarding formation of an Abu Dhabi Global Markets company whose purpose shall be to jointly (a) establish and operate one or more mining facilities for digital assets; and (b) mine digital assets. The initial project by the ADGM Entity shall consist of two digital asset mining sites comprising 250 MW in immersion in Abu Dhabi, and the initial equity ownership shall be 80% FSI and 20% the Company. The facility is expected to be operational in the second half of 2023.

V. COMPETITION

In digital asset mining, companies and individuals use computing power to solve cryptographic algorithms to record and publish transactions to blockchain ledgers or provide transaction verification services to the Bitcoin network in exchange for digital asset rewards. The current reward for verifying a block on the Bitcoin blockchain is 6.25 bitcoin. Miners can range from individual enthusiasts to professional mining operations with dedicated data centers. Miners may organize themselves in mining pools. The Company competes or may in the future compete with other companies that focus all or a portion of their activities on owning or operating digital asset exchanges, developing programming for the blockchain, and mining activities. At present, the information concerning the activities of these enterprises is not readily available as the vast majority of the participants in this sector do not publish information publicly or the information may be unreliable.

Several public companies (traded in the U.S. and Internationally), such as the following, may be considered to compete with us:

●	Riot Platforms, Inc.

●	Cipher Mining Inc.

●	Hut 8 Mining Corp.

●	Hive Blockchain Technologies Ltd.

●	Bitfarms, Ltd.

●	Cleanspark, Inc.

●	Iris Energy Limited

●	Bit Digital, Inc.

●	Argo Blockchain plc

●	TeraWulf Inc.

●	Greenidge Generation Holdings Inc.

●	Core Scientific, Inc.

●	Stronghold Digital Mining, Inc.

While there is limited available information regarding our non-public competitors, we believe that our recent acquisition and ongoing deployment of miners positions us well among the publicly traded companies involved in the digital asset mining industry. The digital asset mining industry is a highly competitive and evolving industry and new competitors and/or emerging technologies could enter the market and affect our competitiveness in the future.

VI. INTELLECTUAL PROPERTY

We actively use specific hardware and software for our digital asset mining operations. In certain cases, source code and other software assets may be subject to an open source license, as much technology development underway in this sector is open source. For these works, we intend to adhere to the terms of any license agreements that may be in place.

We do not currently own any patents except as set forth below. We may in the future plan to seek further patents in connection with our existing and planned blockchain and digital asset related operations. We do expect to rely upon trade secrets, trademarks, service marks, trade names, copyrights and other intellectual property rights and expect to license the use of intellectual property rights owned and controlled by others. In addition, we have developed and may further develop certain proprietary software applications for purposes of our digital asset mining operation.

We have two patent applications pending with the USPTO:

US Application No. 17/751370

Systems And Methods For Decreasing Counterparty Settlement Risk

Marathon Digital Holdings

US Application No. 17/975229

Systems And Methods For Overclocking Mining Rigs

Marathon Digital Holdings

ITEM 1A. RISK FACTORS

Certain factors may have a materially adverse effect on our business, financial condition, and results of operations, including the risk, factors, and uncertainties described under this Part I, Item 1A, and elsewhere in this Annual Report. This is not an exhaustive list, and there are other factors that may be applicable to our business that are not currently known to us or that we currently do not believe are material. Any of these risks could have an adverse effect on our business, financial condition, operating results, or prospects, which could cause the trading price of our common stock to decline, and you could lose part or all of your investment. You should carefully consider the risks, factors, and uncertainties described below, together with the other information contained in this Annual Report, as well as the risk, factors, uncertainties, and other information we disclose in other filings we make with the SEC before making an investment decision regarding our securities.

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

We have commenced digital asset mining, the outputs of which are digital assets, which may be deemed a security in the future, although the SEC states that bitcoin, which is the only digital asset we currently mine, is not a security (https://www.sec.gov/oiea/investor-alerts-and-bulletins/ib_fundstrading). In the event that the digital assets other than bitcoin held by us exceed 40% of our total assets, exclusive of cash, we inadvertently become an investment company. An inadvertent investment company can avoid being classified as an investment company if it can rely on one of the exclusions under the 1940 Act. One such exclusion, Rule 3a-2 under the 1940 Act, allows an inadvertent investment company a grace period of one year from the earlier of (a) the date on which an issuer owns securities and/or cash having a value exceeding 50% of the issuer’s total assets on either a consolidated or unconsolidated basis and (b) the date on which an issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of government securities and cash items) on an unconsolidated basis. We are putting in place policies that we expect will work to keep the investment securities held by us at less than 40% of our total assets, which may include acquiring assets with our cash, liquidating our investment securities or seeking a no-action letter from the SEC if we are unable to acquire sufficient assets or liquidate sufficient investment securities in a timely manner.

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

Classification as an investment company under the 1940 Act requires registration with the SEC. If an investment company fails to register, it would have to stop doing almost all business, and its contracts would become voidable. Registration is time consuming and restrictive and would require a restructuring of our operations, and we would be very constrained in the kind of business we could do as a registered investment company. Further, we would become subject to substantial regulation concerning management, operations, transactions with affiliated persons and portfolio composition, and would need to file reports under the 1940 Act regime. The cost of such compliance would result in the Company incurring substantial additional expenses, and the failure to register if required would have a materially adverse impact to conduct our operations. If we determine to mine digital assets other than bitcoin in the future, we will establish and disclose the process and framework we use to determine if such digital assets are securities under Section 2(a)(1) of the Securities Act and will address any specific risks in our policy and framework in making such a determination. This description would also include any policy/framework limitations and state these are risk-based judgments by us and not a legal standard or determination binding on any regulator.

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

Digital assets such as bitcoins, that may be used, among other things, to buy and sell goods and services are a new and rapidly evolving industry of which the digital asset networks are prominent, but not unique, parts. The growth of the digital asset industry in general, and the digital asset networks of bitcoin in particular, are subject to a high degree of uncertainty. The factors affecting the further development of the digital asset industry, as well as the digital asset networks, include:

●	Continued worldwide growth in the adoption and use of bitcoins and other digital assets;

●	Government and quasi-government regulation of bitcoins and other digital assets and their use, or restrictions on or regulation of access to and operation of the digital asset network or similar digital assets systems;

●	The maintenance and development of the open-source software protocol of the Bitcoin network;

●	Changes in consumer demographics and public tastes and preferences;

●	The availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;

●	General economic conditions and the regulatory environment relating to digital assets;

●	The impact of regulators focusing on digital assets and digital securities and the costs associated with such regulatory oversight; and

●	A decline in the popularity or acceptance of the digital asset networks of bitcoin, or similar digital asset systems, could adversely affect an investment in us.

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

As the award of new digital assets for solving blocks declines, and if transaction fees are not sufficiently high, miners may not have an adequate incentive to continue mining and may cease their mining operations. For example, the current fixed reward on the Bitcoin network for solving a new block is six and one quarter (6.25). bitcoins per block; the reward decreased from twelve and one half (12.5) bitcoin in May 2020. It is estimated that it will halve again in March 2024, and then again in about four (4) years, and approximately every four (4) years thereafter until the last bitcoin has been mined, which is estimated to be in or around 2140. This reduction may result in a reduction in the aggregate hashrate of the Bitcoin network as the incentive for miners will decrease. Moreover, miners ceasing operations would reduce the aggregate hashrate on the Bitcoin network, which would adversely affect the confirmation process for transactions (i.e., temporarily decreasing the speed at which blocks are added to the blockchain until the next scheduled adjustment in difficulty for block solutions) and make the Bitcoin network more vulnerable to a malicious actor obtaining control in excess of fifty percent (50%) of the aggregate hashrate on the Bitcoin network. Periodically, the Bitcoin network has adjusted the difficulty for block solutions so that solution speeds remain in the vicinity of the expected ten (10) minute confirmation time targeted by the Bitcoin network protocol.

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

Over the past two years, digital asset mining operations have evolved from individual users mining with computer processors, graphics processing units and first-generation mining rigs. Currently, new processing power brought onto the digital asset networks is predominantly added by incorporated and unincorporated “professionalized” mining operations. Professionalized mining operations may use proprietary hardware or sophisticated machines. They require the investment of significant capital for the acquisition of this hardware, the leasing of operating space (often in data centers or warehousing facilities), incurring of electricity costs and the employment of technicians to operate the mining farms. As a result, professionalized mining operations are of a greater scale than prior miners and have more defined, regular expenses and liabilities. These regular expenses and liabilities require professionalized mining operations to more immediately sell digital assets earned from mining operations on the digital asset exchange market, whereas it is believed that individual miners in past years were more likely to hold newly mined digital assets for more extended periods. The immediate selling of newly mined digital assets greatly increases the supply of digital assets on the digital asset exchange market, creating downward pressure on the price of each digital asset.

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

Our ability to adopt technology in response to changing security needs or trends and reliance on third party, NYDIG, for custody poses a challenge to the safekeeping of our digital assets.

The history of digital asset exchanges has shown that exchanges and large holders of digital assets must adapt to technological change in order to secure and safeguard their digital assets. We rely on NYDIG’s 100% cold storage custody solution held in a purpose-built physically-secure environment based on established, industry best practices to safeguard our digital assets from theft, loss, destruction or other issues relating to hackers and technological attack. We believe that it may become a more appealing target of security threats as the size of our bitcoin holdings grow. To the extent that either NYDIG or we are unable to identify and mitigate or stop new security threats, our digital assets may be subject to theft, loss, destruction or other attack, which could adversely affect an investment in us. To the extent that NYDIG is no longer, due to the current banking crisis, able to safeguard our assets, we would be at risk of loss if safeguarding protocols fail.

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

If our digital assets are lost, stolen or destroyed under circumstances rendering a party liable to us, the responsible party may not have the financial resources sufficient to satisfy our claim. For example, as to a particular event of loss, the only source of recovery for us might be limited to the extent identifiable, other responsible third parties (e.g., a thief or terrorist), any of which may not have the financial resources (including liability insurance coverage) to satisfy a valid claim of ours. Furthermore, bitcoin is not subject to FDIC or SIPC protection so the protection afforded to depositors at banking institutions.

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

To the extent that the activities of Marathon cause it to be deemed a “money transmitter” (“MT”) or equivalent designation, under state law in any state in which Marathon operates, Marathon may be required to seek a license or otherwise register with a state regulator and comply with state regulations that may include the implementation of anti-money laundering programs, maintenance of certain records and other operational requirements. Currently, the NYSDFS has finalized its “BitLicense” framework for businesses that conduct “virtual currency business activity,” the Conference of State Bank Supervisors has proposed a model form of state level “virtual currency” regulation and additional state regulators including those from California, Idaho, Virginia, Kansas, Texas, South Dakota and Washington have made public statements indicating that virtual currency businesses may be required to seek licenses as money transmitters. In July 2016, North Carolina updated the law to define “virtual currency” and the activities that trigger licensure in a business-friendly approach that encourages companies to use virtual currency and blockchain technology. Specifically, the North Carolina law does not require miners or software providers to obtain a license for multi-signature software, smart contract platforms, smart property, colored coins and non-hosted, non-custodial wallets. Starting January 1, 2016, New Hampshire requires anyone who exchanges a digital asset for another currency must become a licensed and bonded money transmitter. In numerous other states, including Connecticut and New Jersey, legislation is being proposed or has been introduced regarding the treatment of bitcoin and other digital assets. Marathon will continue to monitor for developments in such legislation, guidance or regulations.

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

Fluctuations in the price of bitcoin may significantly influence the market price of our bitcoin holdings and therefore the price of our class A common stock

To the extent investors view the value of our class A common stock as linked to the value or change in the value of our bitcoin, fluctuations in the price of bitcoin may significantly influence the market price of our class A common stock.

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

We are subject to an extensive, highly evolving and uncertain regulatory and business landscape and any adverse changes to, or our failure to comply with, any laws and regulations, and adverse business reactions from counterparties could adversely affect our brand, reputation, business, operating results, and financial condition.

Our business is subject to extensive laws, rules, regulations, policies, orders, determinations, directives, treaties, and legal and regulatory interpretations and guidance, as well as counterparty risk in the markets in which we operate, including regulatory aspects from financial services, federal energy and other regulators, the SEC, the CFTC, credit, crypto asset custody, exchange, and transfer, cross-border and domestic money and crypto asset transmission, consumer and commercial lending, usury, foreign currency exchange, privacy, data governance, data protection, cybersecurity, fraud detection, antitrust and competition, bankruptcy, tax, anti-bribery, economic and trade sanctions, anti-money laundering, and counter-terrorist financing, as well as the same regulatory risks applicable to counterparties, most notably hosting businesses, as well as the recent economic issues and bankruptcies befalling some in this industry. Many of these legal and regulatory regimes were adopted prior to the advent of the internet, mobile technologies, crypto assets, and related technologies. As a result, some applicable laws and regulations do not contemplate or address unique issues associated with the crypto economy, are subject to significant uncertainty, and vary widely across U.S. federal, state, and local and international jurisdictions. These legal and regulatory regimes, including the laws, rules, and regulations thereunder, evolve frequently and may be modified, interpreted, and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another. Moreover, the complexity and evolving nature of our business and the significant uncertainty surrounding the regulation of the crypto economy requires us to exercise our judgment as to whether certain laws, rules, and regulations apply to us, and it is possible that governmental bodies and regulators may disagree with our conclusions. To the extent we have not complied with such laws, rules, and regulations, we could be subject to significant fines, revocation of licenses, limitations on our products and services, reputational harm, and other regulatory consequences, each of which may be significant and could adversely affect our business, operating results, and financial condition.

Additionally, various governmental and regulatory bodies, including legislative and executive bodies, in the United States and in other countries may adopt new laws and regulations, the direction and timing of which may be influenced by changes in the governing administrations and major events in the crypto economy. For example, following the failure of several prominent crypto trading venues and lending platforms, such as FTX, Celsius Networks, Voyager and Three Arrows Capital in 2022 (even though these do not directly affect our business), the U.S. Congress expressed the need for both greater federal oversight of the crypto economy and comprehensive cryptocurrency legislation. In the near future, various governmental and regulatory bodies, including in the United States, may introduce new policies, laws, and regulations relating to crypto assets and the crypto economy generally, and crypto asset platforms in particular. The failures of risk management and other control functions at other companies that played a role in these events could accelerate an existing regulatory trend toward stricter oversight of crypto asset platforms and the crypto economy.

Due to our business activities, we may be subject to ongoing examinations, oversight, and reviews and currently are, and expect in the future, to be subject to investigations and inquiries, by U.S. federal and state regulators, many of which have broad discretion to audit and examine our business. Moreover, new laws, regulations, or interpretations may result in additional litigation, regulatory investigations, and enforcement or other actions, including preventing or delaying us from offering certain products or services offered by our competitors or could impact how we offer such products and services. Adverse changes to, or our failure to comply with, any laws and regulations have had, and may continue to have, an adverse effect on our reputation and brand and our business, operating results, and financial condition.

We may have further restrictions on our liquidity due to unique risks which we could face in 2023.

The risks to our liquidity outlook would include the following:

●	Deteriorating macroeconomic conditions as a result of the potential for recession in 2023 discussed in the media

●	Additional challenges arising from catastrophic events (such the FTX collapse and multiple bankruptcies of bitcoin mining companies in 2022 and 2023) that would adversely affect the credibility of, and therefore investor confidence in, companies engaged in the digital assets space

●	Additional declines in bitcoin prices and/or production, and increases in electricity costs which could adversely impact both the value of our bitcoin holdings and our ongoing profitability

●

Further instability in the banking system and collapse of more banking institutions which could put the liquidity and cash assets of third parties with which we do business such as miner hosting entities and suppliers and us, if we bank in the future with an institution which subsequently collapses

If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our bitcoin, we may lose some or all of our bitcoin and our financial condition and results of operations could be materially adversely affected

Security breaches and cyberattacks are of particular concern with respect to our bitcoin. Bitcoin and other blockchain-based digital assets have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. A successful security breach or cyberattack could result in a partial or total loss of our bitcoin in a manner that may not be covered by insurance or indemnity provisions of the custody agreement with a custodian who holds our bitcoin. Such a loss could have a material adverse effect on our financial condition and results of operations.

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

In addition, even if we are able to internally develop new inventions, in order for those inventions to be viable and to compete effectively, we would need to develop and maintain, and we would be heavily reliant upon, a proprietary position with respect to such inventions and intellectual property. However, there are significant risks associated with any such intellectual property we may develop principally including the following:

●	Patent applications we may file may not result in issued patents or may take longer than we expect to result in issued patents;

●	We may be subject to interference proceedings;

●	We may be subject to opposition proceedings in the U.S. or foreign countries;

●	Any patents that are issued to us may not provide meaningful protection;

●	We may not be able to develop additional proprietary technologies that are patentable;

●	Other companies may challenge patents issued to us;

●	Other companies may have independently developed and/or patented (or may in the future independently develop and patent) similar or alternative technologies, or duplicate our technologies;

●	Other companies may design around technologies we have developed;

●	And enforcement of our patents would be complex, uncertain and very expensive.

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

We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act. Section 404 requires that we document and test our internal control over financial reporting and issue management’s assessment of our internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on our assessment, as of December 31, 2022, we concluded that our internal control over financial reporting contained material weaknesses. To remediate these material weaknesses, our management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively.

We believe that these actions will remediate the material weakness. However, the remediation cannot be deemed successful until the applicable controls operate for a sufficient period of time and our management has concluded, through testing, that these controls are operating effectively. If we fail to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, the accuracy and timeliness of the filing of our annual and quarterly reports may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. In addition, a material weakness in the effectiveness of our internal control over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.

We have unresolved SEC Staff Comments.

As stated in Item 1B of this Annual Report on Form 10-K, we have unresolved SEC Staff Comments. While we have restated our financial statements based on comments received to date, these comments remain unresolved and are subject to further review and comment by the Staff. We believe we have addressed all of the Staff concerns; however, until the Staff has completed its review, we have no assurance that unresolved comments, or additional comments from the Staff, will not result in the need for additional restatements of our previously-issued financial statements. This is not a likely result, in our view, but if this were the case, we could be subject to a further restatement.

We rely on third party hosting, which, among other things, often requires us to give the hosting company, a first lien on the mining rigs installed on the site and creates business risk for us.

We do not self-host our mining rigs and rely upon third party hosting facilities to power our mining rigs. We are dependent upon the financial viability of our hosting parties, and in 2022, several large publicly traded hosting companies have met with severe financial issues, including bankruptcies. Furthermore, in most hosting contracts, there is a requirement that the miner agree to permit the hosting company to place a lien on the actual mining machines being hosted. If the hosting company files for bankruptcy, it may take months for the liens to be lifted, while the bankruptcy court and parties litigate these contracts and resolves issues as to ownership of assets and related areas. In these contracts, we also are often required to make significant deposits against future mining fees. If the hosting party utilizes the deposits, we could risk loss of the deposits and be left with an unsecured claim in the bankruptcy. Lastly, as the bankruptcy process includes an automatic stay in favor of the debtor company, until the stay is lifted or a bankruptcy plan approved, we may not be able to move our mining rigs to a different location, even if the debtor rejects our hosting contract.

Bitcoin prices are very volatile and this may affect our ability to effectively manage growth plans and our profitability.

The price of bitcoin is extremely volatile and in fiscal 2022 was in a range between approximately $15,600 and $48,100. The cost to mine a bitcoin is independent of the then current price of bitcoin, so when prices are low, the cost per coin to mine may consume much of our available cash which means that there is less capital with which to invest in future company growth. Similarly, when prices are low, our profitability is decreased on a dollar for dollar basis correlated to the then price of bitcoin. Given the volatility of bitcoin, these factors render us unable to accurately predict in advance what our growth plans may be and accurately forecast any revenue and profitability projections for any reporting period.

We have commenced doing business overseas, and different countries have differing degrees of political, legal and fiscal stability. This exposes us to a wide range of political developments that could result in changes to contractual terms, laws and regulations. In addition, we and our joint arrangements and associates face the risk of litigation and disputes worldwide.

Developments in politics, laws and regulations can and do affect our operations. Potential impacts include: forced divestment of assets; expropriation of property; cancellation or forced renegotiation of contract rights; additional taxes including windfall taxes, restrictions on deductions and retroactive tax claims; antitrust claims; changes to trade compliance regulations; price controls; local content requirements; foreign exchange controls; changes to environmental regulations; changes to regulatory interpretations and enforcement; and changes to disclosure requirements. Any of these, individually or in aggregate, could have a material adverse effect on our earnings, cash flows and financial condition.

From time to time, social and political factors play a role in unprecedented and unanticipated judicial outcomes that could adversely affect us. Non-compliance with policies and regulations could result in regulatory investigations, litigation and, ultimately, sanctions. Certain governments and regulatory bodies have, in our opinion, exceeded their constitutional authority by: attempting unilaterally to amend or cancel existing agreements or arrangements; failing to honour existing contractual commitments; and seeking to adjudicate disputes between private litigants. Additionally, certain governments have adopted laws and regulations that could potentially force us to violate other countries’ laws and regulations, therefore potentially subjecting us to both criminal and civil sanctions. Such developments and outcomes could have a material adverse effect on our earnings, cash flows and financial condition.

Our future success depends on our ability to expand our organization to match the growth of our activities.

As our operations grow, the administrative demands and scaling demands upon us will grow, and our success will depend upon our ability to meet those demands. Both the parent company and each of our subsidiaries require certain financial, managerial and other resources, which could create challenges to our ability to successfully manage our subsidiaries and operations and impact our ability to assure compliance with our policies, practices and procedures. These demands include, but are not limited to, increased executive, accounting, management, legal services, staff support and general office services. We may need to hire additional qualified personnel to meet these demands, the cost and quality of which is dependent in part upon market factors outside of our control. Further, we will need to effectively manage the training and growth of our staff to maintain an efficient and effective workforce, and our failure to do so could adversely affect our business and operating results. Currently, we have limited personnel in our organization to meet our organizational and administrative demands.

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

Our Common Stock is currently traded on Nasdaq under the symbol “MARA”. If we fail to meet any of the continued listing standards of Nasdaq, our Common Stock could be delisted from Nasdaq. The continued listing standards include specifically enumerated criteria, such as:

●	A $1.00 minimum closing bid price;

●	Stockholders’ equity of $2,500 thousand;

●	500,000 shares of publicly held Common Stock with a market value of at least $1,000 thousand;

●	300 round-lot stockholders; and

●	Compliance with Nasdaq’s corporate governance requirements, as well as additional or more stringent criteria that may be applied in the exercise of Nasdaq’s discretionary authority.

Our stock price is volatile.

The market price of our Common Stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	Changes in our industry including changes which adversely affect bitcoin and other digital assets;

●	Changes in bitcoin pricing;

●	Competitive pricing pressures;

●	Our ability to obtain working capital financing;

●	Additions or departures of key personnel;

●	Sales of our Common Stock;

●	Our ability to execute our business plan;

●	Operating results that fall below expectations;

●	Loss of any strategic relationship;

●	Regulatory developments; and

●	Economic and other external factors.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our Common Stock.

Because there has been limited precedent set for financial accounting of bitcoin and other cryptocurrency assets, the determination that we have made for how to account for cryptocurrency assets transactions may be subject to change.

Because there has been limited precedent set for the financial accounting of cryptocurrencies and related revenue recognition and no official guidance has yet been provided by the Financial Accounting Standards Board or the SEC, it is unclear how companies may in the future be required to account for cryptocurrency transactions and assets and related revenue recognition. A change in regulatory or financial accounting standards could result in the necessity to change our accounting methods and restate our financial statements. Such a restatement could adversely affect the accounting for our newly mined cryptocurrency rewards and more generally negatively impact our business, prospects, financial condition and results of operations. Such circumstances would have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which would have a material adverse effect on our business, prospects or operations as well as and potentially the value of any cryptocurrencies we hold or expect to acquire for our own account and harm investors.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

The Company received Staff comments during 2022 which are material and still under review as set forth below. We additionally have described below certain comments more recently received which relate to certain restatement items in this Form 10-K in order to provide complete disclosure and not imply that the restated items set forth below have been fully resolved.

● Revenue recognition. The Staff commented on the Company’s revenue recognition policy in its capacity as a pool operator and in its capacity as a pool participant, with specific attention on the Company’s previous net recognition of revenue as an operator of a pool. The Company has, in the restated financial results, revised its revenue to include gross revenue earned as pool operator with any amounts remitted to third party pool participants as cost of revenue. The Staff further commented on the Company’s accounting convention to recognize its noncash (bitcoin) revenue using fair value that is not at contract inception. The Company has evaluated the difference between its current accounting policy and fair value at contract inception and has determined that any differences in revenue are not material for all periods stated.

● Impairment of bitcoin. The Staff objected to the Company’s calculation of impairment of bitcoin using a daily closing price. The Company has, in the restated financial results, revised its calculation to calculate impairment of bitcoin using the intraday low price of bitcoin.

● Accounting for investment fund. The Staff commented on whether the Company should have consolidated an investment fund in which the Company was the sole limited partner and, if so, whether its accounting for the income and expenses of the investment fund were appropriately classified within the Company’s Statements of Other Comprehensive Income (Loss). The Company has since determined it would consolidate the NYDIG Fund and updated its classification of income and expenses of the investment fund within the Statements of Other Comprehensive Income (Loss) as part of the restated financial results.

● Statements of Other Comprehensive Income (Loss) Presentation. The Staff has commented on the classification and inclusion of certain items in loss from operation versus in other income (expense). These items include realized gain (loss) on sales of digital assets, interest income, impairment on digital assets and patents, and gain on sale of equipment. The Company has since revised its presentation prospectively, and in the restated financial results.

● Embedded leases in Hosting and Power Arrangements. The Staff has asked the Company for a comprehensive analysis around whether each of its server hosting arrangements contain embedded leases. The Company has provided such analysis and included any required disclosure as a result of such analysis in the Notes to its Consolidated Financial Statements.

● Investments. The Staff has requested fulsome analysis of the Company’s accounting for various Simple Agreements on Future Equity (“SAFEs”) and its investment in equity of certain investees. The Company has provided such analysis and has included impacts of any change in accounting for such investments in the restated financial results.

● Risk factors. The Staff has requested further disclosure on material risks due to regulations, ability to obtain financing, reputational harm, and depreciation of digital assets prices. The Company has considered such risks and has made the disclosures accordingly.

● Bitcoin as collateral. The Staff has raised several comments on the Company’s accounting for bitcoin used as collateral within the Company’s lending arrangements. The Company continues to respond to the Staff’s comments based on its application of U.S. GAAP and has not changed its classification of such bitcoin used as collateral as Digital assets, restricted.

ITEM 2. PROPERTIES

The Company leases office space at the following locations under operating lease agreements:

●	1180 North Town Center Drive, Suite 100, Las Vegas, Nevada 89144

●	Tower 101, 101 NE Third Avenue, Fort Lauderdale, Florida, 33301

●	300 Spectrum Center Drive, Irvine CA, 92618

●	3306 5th Street SE, East Wenatchee, Washington, 98802

●	512 N. Douglas Ave., Oklahoma City, OK, 73106

ITEM 3. LEGAL PROCEEDINGS

Compute North Bankruptcy

On September 22, 2022, Compute North Holdings, Inc. (currently d/b/a Mining Project Wind Down Holdings, Inc.) and certain of its affiliates (collectively, “Compute North”) filed for chapter 11 bankruptcy protection. Compute North provided operating services to the Company and hosted our mining rigs at multiple facilities. We delivered miners to Compute North, which then installed the mining rigs at those facilities, operated and maintained the mining rigs, and provided energy to keep the miners operating. During the course of the chapter 11 cases, Compute North sold substantially all of their assets in a series of 363 sale transactions, including Compute North’s ownership interests in non-debtor entities that own or partially-own facilities that house our miners.

On November 23, 2022, the Company and certain of its affiliates timely filed proofs of claim asserting various claims against Compute North, including: (i) claims arising under hosting agreements between the Company and Compute North LLC; (ii) claims arising under that certain Senior Promissory Note, dated as of July 1, 2022, by and between the Company, as Lender, and Compute North LLC, as Borrower; (iii) claims arising from the breach of a letter of intent between us and Compute North LLC; and (iv) claims for daily lost revenue, profits and other damages against Compute North.

On December 20, 2022, the Bankruptcy Court approved a stipulation among and between the Company, Compute North, Generate Lending, LLC and certain affiliates (“Generate”), and MVP Logistics, LLC (“MVP”), whereby Compute North, Generate, and MVP agreed to allow the Company to retrieve our uninstalled miners located at relevant facilities and reject all Compute North’s agreements with us. Compute North also agreed to release all its claims against the Company regarding certain disputed invoices for warehousing and logistics.

On February 9, 2023, the Bankruptcy Court approved a settlement stipulation between the Company and Compute North, pursuant to which the proofs of claim filed by the Company and certain of its affiliates were resolved, and the Company received a single allowed unsecured claim against Compute North LLC in the amount of $40,000,000 and its Preferred Equity Interests in Compute North Holdings, Inc. in the amount of 39,597 shares of Series C Preferred Stock was confirmed. In exchange, the Company agreed to vote in favor of Compute North’s chapter 11 plan.

On February 16, 2023, the Bankruptcy Court confirmed Compute North’s chapter 11 plan (the “Plan”), pursuant to which Compute North will liquidate its remaining assets and distribute proceeds arising therefrom in accordance with the waterfall set forth in the Plan. In its disclosure statement filed on December 19, 2022, the Compute North Debtors projected that holders of allowed general unsecured claims could recover anywhere between 8% to 65% on their claims, while holders of preferred equity interests are expected to recover nothing on their interests. At this time, the Company cannot predict the quantum of its potential recovery on account of its allowed general unsecured claim and preferred equity interests or the timing of when it would receive any distributions under the Plan on account of its claims and interests.

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

On June 1, 2022, the Court entered an order consolidating the two derivative actions. A June 13, 2022 scheduling order provided for plaintiffs to file a consolidated complaint and for renewed motions to dismiss the consolidated shareholder derivative complaint. On November 22, 2022, before a consolidated complaint was due, plaintiffs voluntarily dismissed both actions without prejudice. On November 23, 2022, both actions were closed.

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

On January 14, 2021, Plaintiff Michael Ho (“Plaintiff” or “Ho”) filed a Civil Complaint for Damages and Restitution (“Complaint”) against the Company and 10 Doe Defendants. The Complaint alleges six causes of action against the Company, (1) Breach of Written Contract; (2) Breach of Implied Contract; (3) Quasi-Contract; (4) Services Rendered; (5) Intentional Interference with Prospective Economic Relations; and (6) Negligent Interference with Prospective Economic Relations, which is the one plead against “all Defendants” and is most likely to involve later named defendants. The claims arise from the same set of facts, Ho alleges that the Company profited from commercially sensitive information he shared with the Company and then it refused to compensate him for his role in securing the acquisition of a supplier of energy for the Company. On February 22, 2021, the Company responded to Mr. Ho’s Complaint with a general denial and the assertion of applicable affirmative defenses. Then, on February 25, 2021, the Company removed the action to the United States District Court in the Central District of California, where the action remains pending. The Company filed a motion for summary judgment/adjudication of all causes of action. On February 11, 2022, the Court granted the motion and dismissed Ho’s 2nd, 5th and 6th causes of action. Discovery is substantially closed. The Court held a pre-trial conference on February 24, 2022, where it vacated the March 3, 2022 trial date and ordered the parties to meet and confer on a new trial date. The Court discussed the various theories of damages maintained by the parties. In its ruling on the summary judgment motion and at the pre-trial conference on February 24, 2022, the Court noted that a jury is more likely to accept $150,000 as an appropriate damages amount if liability is found, as opposed to the various theories espoused by Ho that result in multi-million-dollar recoveries. Due to outstanding issues of fact and law, it is impossible to predict the outcome at this time; however, after consulting legal counsel, the Company is confident that it will prevail in this litigation, since it did not have a contract with Mr. Ho and he did not disclose any commercially sensitive information under any mutual nondisclosure agreement that was used to structure any joint venture with energy providers. The trial has been rescheduled for the week of May 8, 2023.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently quoted on The NASDAQ Capital Market under the symbol “MARA”.

Holders

As of March 13, 2023, there were 254 holders of record of 167,247,030 shares of the Company’s Common Stock.

Securities Authorized for Issuance under Equity Compensation Plans

2012, 2014, 2017 and 2018 Equity Incentive Plans

The following table gives information about the Company’s common stock that may be issued upon the exercise of options granted to employees, directors and consultants under its 2012, 2014, 2017 and 2018 Equity Incentive Plans as of December 31, 2022. On August 1, 2012, our board of directors and stockholders adopted the 2012 Equity Incentive Plan, pursuant to which 96,154 shares of our common stock are reserved for issuance as awards to employees, directors, consultants, advisors and other service providers. On September 16, 2014, our board of directors adopted the 2014 Equity Incentive Plan, subsequently approved by the shareholders on July 31, 2015, pursuant to which up to 125,000 shares of our common stock, stock options, restricted stock, preferred stock, stock-based awards and other awards are reserved for issuance as awards to employees, directors, consultants, advisors and other service providers. On September 6, 2017, our board of directors adopted the 2017 Equity Incentive Plan, subsequently approved by the shareholders on September 29, 2017, pursuant to which up to 625,000 shares of our common stock, stock options, restricted stock, preferred stock, stock-based awards and other awards are reserved for issuance as awards to employees, directors, consultants, advisors and other service providers. On January 1, 2018, our board of directors adopted the 2018 Equity Incentive Plan, subsequently approved by the shareholders on March 7, 2018, pursuant to which up to 2,500,000 shares of our common stock, stock options, restricted stock, preferred stock, stock-based awards and other awards are reserved for issuance as awards to employees, directors, consultants, advisors and other service providers. On January 15, 2021, the Company’s shareholders approved an increase in the number of shares authorized for issuance under the 2018 Equity Incentive Plan by 5,000,000 shares, which increase took effect automatically. As of March 13, 2023, the 2012, 2014, 2017 and 2018 Equity Incentive Plans had outstanding grants and remaining unissued shares, taking into account issuance of restricted stock to officers and directors, as follows:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	324,375	$25.00	4,013,834
Equity compensation plans not approved by security holders	—	—	—
Total	324,375	$25.00	4,013,834

Recent Repurchases of Securities

None.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our Consolidated Financial Statements and the notes presented herein. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those expressed, implied, or anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the Securities and Exchange Commission.

Cautionary Note Regarding Forward-Looking Statements

This report and other documents that we file with the Securities and Exchange Commission contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs, and our management’s assumptions. Statements that are not historical facts are forward-looking statements. Words such as “expect,” “outlook,” “forecast,” “would,” “could,” “should,” “project,” “intend,” “plan,” “continue,” “sustain”, “on track”, “believe,” “seek,” “estimate,” “anticipate,” “may,” “assume,” and variations of such words and similar expressions are often used to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward- looking statements are not guarantees of future performance and involve risks, assumptions, and uncertainties, including, but not limited to, those described in our reports that we file or furnish with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. Except to the extent required by law, we undertake no obligation to update publicly any forward-looking statements after the date they are made, whether as a result of new information, future events, changes in assumptions or otherwise.

Restatement of Previously Issued Financial Statements

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS has been amended and restated to give effect to the restatement, as more fully described in NOTE 2 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENT to our accompanying audited Consolidated Financial Statements contained in this Form 10-K. For further detail regarding the Restatement, see EXPLANATORY NOTE and Part II, ITEM 9A. CONTROLS AND PROCEDURES contained in this Form 10-K.

Business Overview

The Company was incorporated in the State of Nevada on February 23, 2010 under the name Verve Ventures, Inc. On December 7, 2011, the Company changed its name to American Strategic Minerals Corporation and were engaged in exploration and potential development of a uranium and vanadium minerals business. In June 2012, the Company discontinued the minerals business and began to invest in real estate properties in Southern California. In October 2012, the Company discontinued its real estate business and the Company commenced IP licensing operations, at which time the Company’s name was changed to Marathon Patent Group, Inc. The Company commenced mining bitcoin in 2018 and changed its name to Marathon Digital Holdings, Inc. on March 1, 2021. As of December 31, 2022, the Company is solely focused on the mining of bitcoin and ancillary opportunities within the Bitcoin ecosystem under the name Marathon Digital Holdings, Inc.

Significant crypto market developments and impacts to the Company

The year ended December 31, 2022 was a challenging year for the crypto sector in general, as macroeconomic conditions (including higher inflation and a rising interest rates environment as compared to recent years) resulted in weaker equity markets and a general “risk off” sentiment that had a negative impact on bitcoin prices. This challenging set of circumstances was exacerbated by a series of unforeseen events which hit the sector, including:

●	The de-pegging of $LUNA in the second quarter of 2022;

●	The bankruptcies of key players in the digital assets sector, including Three Arrows Capital, Voyager, and Celsius; and

●	The fourth quarter 2022 collapse of FTX, which drove additional credit related bankruptcies and a significant decline in bitcoin prices and bitcoin mining rig prices.

The Company’s operating results, Consolidated Balance Sheets and stock price were adversely impacted by this series of events and the overall unfavorable macroeconomic climate in 2022. The resulting declines in financial performance and operational challenges faced by the Company in 2022 were primarily evident in the following areas:

Operating results:

●	Impairment of bitcoin mining rigs and advances to vendors: We experienced significant declines in the fair value of bitcoin mining rigs during the fourth quarter of 2022. As a result, the Company assessed the need for an impairment write-down of both bitcoin mining rigs (held as fixed assets) and advances to vendors (a current asset) representing deposits associated with the future delivery of mining rigs. We recognized impairment charges for both the bitcoin mining rigs and the advances to vendors – a total impairment of approximately $332,933 thousand.

●	Digital assets - impairment and decline in carrying value: We experienced impairments of $173,215 thousand, realized and unrealized losses on digital assets held within Investment Fund of $85,017 thousand and, to a lesser extent unrealized losses of $14,460 thousand on digital assets held on our Consolidated Balance Sheets during the year ended December 31, 2022.

●	Total margin decline: The profitability of our operations declined due to depressed bitcoin prices and delays in scaling our operations. Total margin was a loss of $33,673 thousand in the current-year period compared with income of $116,768 thousand in the prior-year period, a decline of $150,441 thousand.

●	Direct impact of vendor bankruptcy filing: On September 22, 2022, Compute North filed for restructuring under chapter 11 of the U.S. Bankruptcy Code. As a result, the company recorded an impairment charge of $39,000 thousand during the third quarter of 2022. During the fourth quarter of 2022, the company estimated that an additional $16,674 thousand in deposits had likely been impaired and as such recorded an additional impairment charge.

Fair value of digital assets and impacts to loan collateral and primary lender:

●	Digital assets - fair value decline: At December 31, 2022, the fair value of a single bitcoin was approximately $16,548 thousand, a 64% decline in fair value from December 31, 2021, when a single bitcoin had a fair value of $46,306 thousand. At December 31, 2022, the Company held approximately 7,816 unrestricted bitcoin ($129,335 thousand fair value) on the Consolidated Balance Sheets.

●	Digital assets utilized as collateral - fair value declines and additional collateral requirements: On November 9, 2022, bitcoin prices declined to a new yearly low on concerns of financial instability in the industry as a result of the FTX collapse. As a result, the Company was required to provide an additional 1,669 bitcoin (valued at $16,213 per bitcoin) as collateral for its outstanding borrowings under its Term Loan and revolving line of credit (“RLOC”) facilities with Silvergate Bank, for a total collateral balance of 9,490 bitcoin (or approximately $153,861 thousand fair value). The Company’s total bitcoin holdings as of November 9, 2022, were 11,440 bitcoin, of which 1,950 (approximately $31,615 thousand) were unrestricted. During November and December 2022, the Company repaid $50,000 thousand in RLOC borrowings. These repayments enabled the Company to reduce its bitcoin held as collateral to approximately 4,416 bitcoin (approximately $73,074 thousand fair value) by December 31, 2022.

●	Impact of bankruptcies and the collapse of FTX on our primary lender: Prior to the termination of the facilities on March 8, 2023, Silvergate Bank served as the lender for our Term Loan and RLOC facilities, through which we had the right to borrow up to $200,000 thousand provided we post sufficient collateral in bitcoin.

On March 1, 2023, Silvergate Bank filed disclosures with the SEC regarding its troubled financial condition, including doubts about its ability to continue operating as a going concern, and notice to postpone the filing of its Annual Report on Form 10-K with the SEC due to a material decline in its client deposits and inadequate capitalization. This has led to leading crypto business clients leaving the bank, creating both a credit void as well as reputational risk for crypto clients. On March 8, 2023, Silvergate announced its intention to wind down operations and voluntarily liquidate the bank.

On February 6, 2023, the Company provided Silvergate Bank with the required 30-day notice stating the Company’s intent to prepay the outstanding balance on its term loan facility as well as the Company’s intent to terminate the term loan facility. The Company and Silvergate Bank subsequently agreed to terminate the RLOC facility. On March 8, 2023, the Company prepaid the term loan and terminated the RLOC facility with Silvergate Bank.

●	Signature Bank closure: On March 12, 2023, Signature Bank was closed by its state chartering authority, the New York State Department of Financial Services. On that same date the FDIC was appointed as receiver and transferred all the deposits and substantially all of the assets of Signature Bank to Signature Bridge Bank, N.A., a full-service bank that is being operated by the FDIC. The Company automatically became a customer of Signature Bridge Bank, N.A. as part of this action. The Company held approximately $142,000 thousand cash deposits at Signature Bridge Bank, N.A. as of March 12, 2023. Normal banking activities resumed on Monday, March 13, 2023.

We anticipate that businesses in this and related business sectors may continue to experience economic volatility and operational challenges, and the first half of 2023 will likely continue to be a period of challenge and uncertainty in the industry. We are continuously monitoring the economic environment in which we operate and evaluating strategic opportunities which we may decide to undertake as part of our strategic growth initiatives; however, we offer no assurances that any strategic opportunities we choose to pursue will be successful or achieved on a time scale or within the budget we anticipate, if at all, in our competitive and evolving industry. See ITEM 1A. RISK FACTORS for additional discussion regarding potential impacts our competitive and evolving industry may have on our business.

Critical Accounting Policies and Estimates

The following accounting policies relate to the significant areas involving management’s judgments and estimates in the preparation of our financial statements, and are those that we believe are the most critical to aid your understanding and evaluation of this management discussion and analysis:

●	Digital assets

●	Digital assets loan receivable

●	Revenue from contracts with customers

●	Property and Equipment

●	Impairment of long-lived assets

●	Income taxes

Digital assets

Digital assets (bitcoin) are included in current and other assets in the accompanying Consolidated Balance Sheets. Digital assets awarded to the Company through its mining activities are accounted for in accordance with the Company’s revenue recognition policy below.

Digital assets are accounted for as intangible assets with indefinite useful lives and are recorded at cost less impairment in accordance with ASC 350 – “Intangibles-Goodwill and Other” (“ASC 350”). An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Whenever the exchange-traded price of digital assets declines below its carrying value, the Company has determined that it is more likely than not that an impairment exists and records impairment equal to the amount by which the carrying value exceeds the fair value at that point in time. The Company has deemed the price of digital assets to be a level two input under the ASC 820 - “Fair Value Measurement” (“ASC 820”) hierarchy as there are multiple observable inputs (exchanges) that provide slightly differing benchmarks of digital asset value. Subsequent reversal of impairment losses is not permitted.

Purchases of digital assets by the Company are included within investing activities in the accompanying Consolidated Statements of Cash Flows, while digital assets awarded to the Company through its mining activities are included as a reconciling item within operating activities on the accompanying Consolidated Statements of Cash Flows. The sales of digital assets are included within investing activities in the accompanying Consolidated Statements of Cash Flows and any realized gains or losses from such sales are included in other income (expense) in the Consolidated Statements of Other Comprehensive Income (Loss).

Digital assets loan receivable

When the Company loans digital assets to a borrower for a specific period of time in exchange for a fee akin to interest, the Company first evaluates whether to derecognize such loaned digital assets based on an evaluation of relevant control and asset derecognition considerations that include whether:

●	the Company has transferred present rights to the economic benefits associated with the digital asset for a different right to receive digital assets in the future;

●	the Company cannot sell, pledge, loan, or otherwise use the lent digital assets while the loan is outstanding, as those rights have been transferred to the borrower;

●	inherent in the realization of the economic benefits associated with the digital asset loan receivable is exposure to credit risk of the borrower; and

●	the borrower of the digital assets can deploy those assets at its discretion for the duration of the lending arrangement and bears the risk of loss or theft of those assets, and otherwise has the ability to direct the use of the assets transferred.

If the Company concludes derecognition is appropriate, the Company derecognizes the loaned digital assets it no longer controls and recognizes a right to receive back in the future the loaned digital assets.

The digital asset loan receivable is recorded at the fair value of the underlying loaned digital assets. Any difference between the fair value of the loaned digital assets and their pre-transfer carrying amount (i.e., derecognition amount) is recognized as a gain in the Consolidated Statements of Other Comprehensive Income (Loss). Throughout the loan period, the digital asset loan receivable continues to be measured at the fair value of the underlying loaned digital asset with changes recorded in operating income (loss) in current period earnings. When the digital assets on loan are returned to the Company, the receivable is derecognized and such loaned digital assets are re-recorded on the Company’s Consolidated Balance Sheets at the pre-derecognition carrying value of the digital asset loan receivable with no gain or loss realized at the derecognition of the loan.

At loan commencement and throughout the loan period, the Company considers and accounts for the credit risk of the borrower using the principles in Topic 326 – “Financial Instruments - Credit Losses” (“Topic 326”) to measure any credit impairment. The digital asset loan receivable is presented net of any allowance for credit losses. The Company utilizes the probability of default (“PD”) loss given default (“LGD”) approach to estimating the allowance for credit loss (“ACL”) at origination and subsequent reporting periods. In order to apply the PD LGD approach, management considers the lifetime of the digital asset loan receivable, the reasonable and supportable forecast period, and the PD LGD. The Company uses each instrument’s life of loan period for estimating current expected credit losses, unadjusted by any prepayment risk as any risk would be immaterial to either the repayment in kind or the accrued loan fee receivable.

Revenues from contracts with customers

The Company recognizes revenue in accordance with FASB ASC Topic 606 – “Revenue from Contracts with Customers” (“ASC 606”). The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

●	Step 1: Identify the contract with the customer;

●	Step 2: Identify the performance obligations in the contract;

●	Step 3: Determine the transaction price;

●	Step 4: Allocate the transaction price to the performance obligations in the contract; and

●	Step 5: Recognize the revenue when the Company satisfies a performance obligation.

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

The Company’s ongoing major or central operation is to provide computing power to collectives of third-party bitcoin miners (such collectives, “mining pools”) as a participant (“Participant”) and bitcoin transaction verification services to the bitcoin network through a Company-operated mining pool as the operator and a participant (“Operator”) (such activity as Participant and Operator, collectively, “mining”). The Company currently mines in a self-operated pool, which was previously open to third-party pool participants from September 2021 until May 2022.

Operator

As an Operator, the Company provides transaction verification services. Transaction verification services are an output of the Company’s ordinary activities; therefore, the Company views the transaction requestor as a customer and accounts for the transaction fees it earns as revenue from contracts with customers under ASC 606. The bitcoin network is not an entity such that it may meet the definition of a customer; however, the Company has concluded it is appropriate to apply ASC 606 by analogy to block rewards earned from the network. A contract exists under ASC 606 at the point the Company successfully validates a transaction to the distributed ledger. At this point, the performance obligation to validate the requested transaction has been satisfied and a contract is deemed to exist.

The Company also, from time to time, engages unrelated third-party mining enterprises (“pool participants”) to contribute computing power, and in exchange, remits transaction fees and block rewards to pool participants on a pro rata basis according to each respective pool participant’s contributed computing power (hash rate). The Company determined that it controls the service of providing transaction verification services to the network and requester as the Company’s wallet as Operator is recorded on the distributed ledger as the transaction verifier of record, the pool participants enter into contracts with the Company and not the network or requester, and the Company delegates mining work to pool participants. Therefore, the Company records all of the transaction fees and block rewards earned from transactions assigned to MaraPool as revenue, and the portion of the transaction fees and block rewards remitted to MaraPool participants as cost of revenues.

ASC 606-10-32-21 requires entities to measure the estimated fair value of noncash consideration at contract inception, which is the same the time the block reward and transaction fee is earned and the performance obligation to the requester and the network is fulfilled by successfully validating the applicable block of transactions. For reasons of operational practicality, the Company applies an accounting convention to use the daily quoted closing U.S. dollar spot rate of bitcoin each day to determine the fair value of bitcoin earned as transaction fees and block rewards in the Company’s wallet during that day. This accounting convention does not result in materially different revenue recognition from using the fair value of the bitcoin earned at contract inception (i.e., the moment a block is earned) and has been consistently applied in all periods presented.

Participant

As a Participant, the Company has entered into digital asset mining pools by executing contracts, with the mining pool operators to provide computing power to the mining pool. The contracts are terminable at any time by either party and the Company’s enforceable right to compensation only begins when the Company provides computing power to the mining pool operator. In exchange for providing computing power, the Company is entitled to a fractional share of the fixed block award and transaction fees the mining pool operator receives, for successfully adding a block to the blockchain. The Company’s fractional share of the block reward and transaction fee is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the block.

Providing computing power on rigs to solve complex cryptographic algorithms in support of blockchain mining (in a process known as “solving a block”) is the primary output of the Company’s ordinary activities. The provision of providing such computing power is the only performance obligation in the Company’s contracts with mining pool operators. The transaction consideration the Company receives is non-cash (i.e., bitcoin) and entirely variable as it is unknown at each contract inception whether the Company will earn any consideration during the period, and if it does become entitled to consideration, how much consideration it will be entitled to.

In accordance with FASB ASC 606-10-32-11 and 32-12, the Company constrains the variable consideration to which it is entitled and does not recognize revenue for such amounts until it receives confirmation of the amount, usually via the settlement of the fractional share of block reward and transaction fee in the Company’s digital wallet (i.e., at that point, the variability is resolved and there is no longer the reasonable possibility of significant reversal of revenue). Before settlement occurs, estimation of the variable consideration to which the Company is entitled, which depends on inputs unknowable to the Company, carries the risk of a significant revenue reversal from mis-estimation. Settlement of consideration typically occurs within 24 hours of when a block is won unless such block is won over a weekend or holiday, in which case settlement can take up to 72 hours.

The Company uses its accounting convention to recognize revenue using the daily quoted closing U.S. dollar spot rate of bitcoin on the day the transaction fees and block rewards are settled in the Company’s wallet. However, this accounting convention does not result in materially different revenue recognition from using the fair value of the bitcoin earned at contract inception and has been consistently applied in all periods presented.

There is currently no definitive guidance under GAAP or alternative accounting framework for the accounting for digital assets recognized as revenue or held, and management expects to exercise significant judgment in determining the appropriate accounting treatment. In the event authoritative guidance is enacted by the FASB, the Company may be required to change its policies, which could have an effect on the Company’s consolidated financial position and results from operations.

Property and Equipment

The Company has long-lived assets that consist primarily of property and equipment stated at cost, net of accumulated depreciation and impairment, as applicable. The depreciation charge is calculated on a straight-line basis and depends on the estimated useful lives of each type of asset and, in certain circumstances, estimates of fair values and residual values. The Company’s property and equipment is composed of bitcoin miners which are largely homogeneous and have approximately the same useful lives. Accordingly, the Company utilizes the group method of depreciation for its bitcoin miners. The Company updates the estimated useful lives of its asset group of bitcoin mining rigs periodically as information on the operations of the mining rigs indicates changes are required. The Company assesses and adjusts the estimated useful lives of its mining rigs when there are indicators that the productivity of the mining assets are higher or lower than the assigned estimated useful lives.

Impairment tests for items of property and equipment other than mining rigs are performed annually and the recoverable amounts in property equipment are determined based on the higher of value-in-use or fair value less costs to sell.

Impairment of long-lived assets

Management reviews long-lived assets that consist primarily of bitcoin mining rigs, and other long-lived assets such as patents held, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company determines the amount of impairment to record based on the fair value of the asset following the fair value measurement framework in ASC 820.

Income taxes

The primary objectives of accounting for income taxes are to recognize the amount of income taxes payable or refundable for the current year, and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. The Company accounts for income taxes in accordance with ASC 740 - “Income Taxes” (“ASC 740”), using the asset and liability method. Under this method, deferred tax assets and liabilities are calculated based on enacted tax rates and are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating losses and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. Management must make assumptions, judgments and estimates to determine our income tax benefit or expense and our deferred tax assets and liabilities. We recognize tax positions when they are more likely than not of being sustained. Recognized tax positions are measured at the largest amount of benefit greater than 50 % likely of being realized. Each period, we evaluate tax positions and adjust related tax assets and liabilities in light of changing facts and circumstances.

We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized. Accordingly, the need to establish such allowance is assessed periodically by considering matters such as future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and results of recent operations.

Recent Accounting Pronouncements

See NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES to our Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

Non-GAAP Financial Measures

We provide investors with a reconciliation from net loss to the non-GAAP measure known as adjusted EBITDA as a component of Management’s Discussion and Analysis. For each period in question, we define adjusted EBITDA as (a) GAAP net income (loss) plus (b) adjustments to add back the impacts of (1) depreciation and amortization, (2) interest expense, (3) income tax expense (benefit) and (4) adjustments for non-cash and non-recurring items which currently include (i) stock compensation expense, (ii) impairments of patents and (iii) impairment losses related to the Compute North bankruptcy.

Adjusted EBITDA is not a measurement of financial performance under GAAP and, as a result, this measure may not be comparable to similarly titled measures of other companies. Non-GAAP financial measures are subject to material limitations as they are not in accordance with, or a substitute for, measurements prepared in accordance with GAAP. Adjusted EBITDA is not meant to be considered in isolation and should be read only in conjunction with our Interim Reports on Form 10-Q and our Annual Reports on Form 10-K as filed with the Securities and Exchange Commission. Management uses both adjusted EBITDA and the supplemental information provided herein as a means of understanding, managing, and evaluating business performance and to help inform operating decision making. We rely primarily on our Consolidated Condensed Financial Statements to understand, manage, and evaluate our financial performance and use the non-GAAP financial measures only supplementally.

Operations Summary

During the first quarter of 2022, the Company announced its intention of exiting the facility in Hardin, MT (“Hardin”). On July 28, 2022, the Company terminated its power purchase agreements and commenced the acceleration of its exit from Hardin. This exit was completed in September 2022. The Company had deployed approximately 30,000 mining rigs at Hardin. During the year ended December 31, 2022, the Company recorded accelerated hosting and depreciation costs related to this early exit from the Hardin facility. In addition to the accelerated depreciation expense, upon exiting the facility the Company determined that the useful lives of the remaining mining rigs formerly deployed at Hardin should be reduced from 36 months to 24 months.

In late 2021, the Company contracted with a joint venture among Compute North and affiliates of NextEra Energy for hosting services in McCamey, TX and expected its mining rigs to begin coming online during the second quarter of 2022. King Mountain Upton Wind, LLC (“King Mountain”) had filed a petition on April 5, 2022 seeking a declaratory order to confirm its status as an exempt wholesale generator (“EWG”). In the Petition, King Mountain stated that it proposed to share ownership of interconnection facilities that are currently eligible facilities within the meaning of section 32(a)(2) of the Public Utility Holding Company Act (PUHCA) as tenants-in common with a retail energy customer. However, the approval of this petition was delayed until July 15, 2022, when the Federal Energy Regulatory Commission (“FERC”) found that King Mountain would retain its status as an EWG notwithstanding a proposal to share ownership of the Interconnection Facilities as tenants-in-common with a retail energy customer. As a result, the bulk of the Company’s rigs did not come online until the early part of the fourth quarter. On December 15, 2022, US Bitcoin Corp (“US Bitcoin”) replaced Compute North as a joint venture partner (and the operator of the facility) as a result of the Compute North bankruptcy.

In July 2022, the Company expanded certain hosting arrangements with Compute North in Granbury, TX. On December 15, 2022, US Bitcoin Corp replaced Compute North as the operator of this facility as a result of the Compute North Bankruptcy.

During the third and fourth quarters of 2022 the Company entered into a series of agreements to secure additional hosting capacity with Applied Digital as the partner at Garden City, TX, Ellendale, ND, and Jamestown, ND. These sites are expected to come online in phases during the first and second quarters of 2023.

Results of Operations – Year ended December 31, 2022 compared to December 31, 2021 (Restated)

Financial Summary Table:

	Years ended December 31,
(in thousands)	2022	2021 (Restated)	Favorable (Unfavorable)
Total revenues	$117,753	$159,163	$(41,410)

Costs and expenses
Cost of revenues
Cost of revenues - energy, hosting and other	(72,717)	(27,491)	(45,226)
Cost of revenues - depreciation and amortization	(78,709)	(14,904)	(63,805)
Total cost of revenues	(151,426)	(42,395)	(109,031)
Operating expenses
General and administrative expenses	(56,739)	(174,355)	117,616
Legal reserves	(26,131)	—	(26,131)
Impairment of deposits due to vendor bankruptcy filing	(24,661)	—	(24,661)
Impairment of digital assets	(173,215)	(30,329)	(142,886)
Impairment of patents	(919)	—	(919)
Impairment of mining equipment and advances to vendors	(332,933)	—	(332,933)
Realized and unrealized gains (losses) on digital assets loan receivable and digital assets	(14,460)	557	(15,017)
Gain on sale of equipment, net of disposals	83,880	—	83,880
Realized and unrealized gains (losses) on digital assets held within Investment Fund	(85,017)	74,696	(159,713)
Total operating expenses	(630,195)	(129,431)	(500,764)
Operating income (loss)	(663,868)	(12,663)	(651,205)
Other non-operating income (loss)	1,283	(287)	1,570
Impairment of loan and investment due to vendor bankruptcy filing	(31,013)	—	(31,013)
Interest expense	(14,980)	(1,570)	(13,410)
Income (loss) before income taxes	(708,578)	(14,520)	(694,058)
Income tax benefit (expense)	21,838	(22,576)	44,414
Net income (loss)	$(686,740)	$(37,096)	$(649,644)

Supplemental information:
Bitcoin (“BTC”) production during the period, in BTC	4,144	3,197	947
Total margin (revenues less total cost of revenues)	$(33,673)	$116,768	$(150,441)
General and administrative expenses excluding stock-based compensation	$(32,144)	$(13,569)	$(18,575)
Total impairments due to vendor bankruptcy filing	$(55,674)	$—	$(55,674)
Total change in carrying value of digital assets	$(272,692)	$44,924	$(317,616)

Reconciliation to Adjusted EBITDA:
Net (loss)	$(686,740)	$(37,096)	$(649,644)
Exclude: Interest expense	14,980	1,570	13,410
Exclude: Income tax expense (benefit)	(21,838)	22,576	(44,414)
EBIT	(693,598)	(12,950)	(680,648)
Exclude: Depreciation and amortization	78,709	14,904	63,805
EBITDA	(614,889)	1,954	(616,843)
Stock compensation expense	24,595	160,786	(136,191)
Impairment of assets due to vendor bankruptcy filing	55,674	—	55,674
Impairment of patents	919	—	919
Adjusted EBITDA	$(533,701)	$162,740	$(696,441)

Revenues: We generated revenues of $117,753 thousand for the year ended December 31, 2022 compared with $159,163 thousand in 2021. The $41,410 thousand decrease in revenue was primarily driven by a $77,286 thousand decrease in revenue resulting from lower bitcoin prices in 2022, partially offset by increased revenues of $44,570 thousand related to a 30% increase in production year-over-year. Revenues also declined by $8,694 thousand in 2022 as the Company ceased operation of a mining pool that included third parties. Despite the overall increase in production for the year, the company experienced significant production downtime in the second and third quarters as a result of the aforementioned exit from Hardin and delays in energization at King Mountain. Production during the third quarter was down 50% from the prior year. Our best production quarters of 2022 were the first quarter and the fourth quarter.

Cost of revenues: Cost of revenues – energy, hosting and other during the year ended December 31, 2022, totaled $72,717 thousand compared with $27,491 thousand in the prior-year period. The $45,226 thousand increase was driven by higher production costs of $30,134 thousand per bitcoin mined, accelerated costs of $18,218 thousand associated with the early exit from Hardin and to a lesser extent, the impact of increased bitcoin production on costs of $5,566 thousand. Partially offsetting these increased costs was an $8,694 thousand decline in cost of revenues related to the discontinuation of the third party mining pool in 2022. Cost of revenues – depreciation and amortization was $78,709 thousand in the current-year period compared with $14,904 thousand in the prior-year period, an increase of $63,805 thousand. This increase was primarily due to the depreciation acceleration of $36,032 thousand related to our exit of the Hardin, MT facility and increased depreciation costs of $27,773 thousand associated with a higher number of mining rigs in operation.

Total Margin: Total margin was a loss of $33,673 thousand in the current-year period compared with income of $116,768 thousand in the prior-year period, a decline of $150,441 thousand. This decline was driven by the factors discussed above, which are summarized in the table below:

Revenue:		(in thousands)
●	Impact of higher production activity	$44,570
●	Impact of lower bitcoin market prices	(77,286)
●	Impact of discontinuation of third party mining pool vs prior year	(8,694)
Cost of revenue – energy, hosting and other:
●	Impact of higher unit costs	(30,134)
●	Impact of accelerated cost recognition from Hardin exit	(18,218)
●	Impact of higher production activity	(5,566)
●	Impact of discontinuation of third party mining pool vs prior year	8,694
Cost of revenue – depreciation and amortization:
●	Impact of accelerated cost recognition from Hardin exit	(36,032)
●	Other, primarily increased mining rigs in operation	(27,773)
		$(150,439)

General and administrative expenses: General and administrative expenses were $56,739 thousand for the year ended December 31, 2022, compared with expenses of $174,355 thousand in the prior-year period. Our general and administrative expenses included stock-based (non-cash) compensation expense of $24,595 thousand in the current-year period and $160,786 thousand in the prior-year period. General and administrative expenses excluding stock-based compensation was $32,144 thousand in the current-year period compared with $13,569 thousand in the prior-year period. This $18,575 thousand increase in expense was primarily due to the increase in the scale of the business, including higher payroll and benefits costs of $7,173 thousand, increased professional fees of $3,590 thousand, increased insurance costs of $3,810 thousand, higher travel and conference costs of $2,186 thousand and higher costs in various other areas related to the increased scale of the business, including higher property taxes, banking fees, rent expense, computer costs and equipment repairs.

Legal reserves: In connection with a dispute concerning the settlement of certain restricted stock unit awards previously granted to the Company’s former Chief Executive Officer and Chairman, the Company entered into a settlement agreement pursuant to which the Company agreed to pay $24,000 thousand during the year ended December 31, 2022. The Company also entered into agreements in respect to seven other recipients of the same restricted stock unit awards. Payments related to these agreements during the year ended December 31, 2022 totaled approximately $2,131 thousand in the aggregate.

Total impairments due to vendor bankruptcy filing: On September 22, 2022, Compute North filed for restructuring under chapter 11 of the U.S. Bankruptcy Code. During the year ended December 31, 2022, the Company assessed the impairment of assets associated with Compute North due to the bankruptcy proceedings. As a result, the Company recorded impairment charges of approximately $24,661 thousand in operating expenses (related to deposits) and approximately $31,013 thousand (related to certain loans and preferred stock investments) as non-operating expenses.

Total change in carrying value of digital assets:

●	Impairment of digital assets: We incurred impairments of digital assets during the year ended December 31, 2022 of $173,215 thousand compared with impairments of $30,329 thousand in the prior-year period.

●	Realized and unrealized gains (losses) on digital assets loan receivable and digital assets: We incurred a loss of $14,460 thousand during the year ended December 31, 2022 compared with a gain of $557 thousand in the prior year period. The loss in the current year period was primarily a result of the decline in fair value of digital asset loan receivable prior to the repayment of the loan in June, 2022. The gain in the prior year period was primarily the result of a modest increase in the fair value of the loan receivable.

●	Change in fair value of digital assets held in fund: On June 10, 2022, the company withdrew all remaining bitcoin from its investment fund. Total changes in the fair value of investment fund from January 1, 2022 through the June 10, 2022 withdrawal date resulted in an unrealized loss of $85,017 thousand in the current year period. During the prior-year period, the change in fair value of the bitcoin held in the investment fund was an unrealized gain of $74,696 thousand.

Impairment of patents: The Company recorded an impairment of $919 thousand in the current-year period related to certain patents no longer utilized in its business operations.

Impairment of fixed assets and advances to vendors: In accordance with ASC 360-10 – “Impairment and Disposal of Long-Lived Assets” (“ASC 360”), any long-lived asset group that is held and used must be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset group might not be recoverable. Due to the significant decrease in fair values of bitcoin mining rigs during the fourth quarter ended December 31, 2022, the Company assessed the need for an impairment write-down of both bitcoin mining rigs (held as fixed assets) and advances to vendors (a current asset) representing deposits associated with the future delivery of mining rigs. In accordance with ASC 360-10, the Company determined that both of these asset categories had carrying values in excess of fair value, and accordingly, the Company recognized impairment charges for both the bitcoin mining rigs of $208,622 thousand and the advances to vendors of $124,311 thousand – a total impairment of approximately $332,933 thousand for the year ended December 31, 2022. In addition, as part of its periodic review of its fixed asset groups, the Company decided to change the estimated useful life for its asset group of mining rigs from 5 years to 3 years, effective January 1, 2023.

Gain on sales of equipment, net: In late 2021, the Company entered into an agreement with DCRBN Ventures Development and Acquisition LLC (“DCRBN”) in which the Company agreed to sell certain mining rigs to DCRBN in conjunction with the development of commercial activities at the McCamey, TX facility. In conjunction with its exit from the Hardin, MT facility, the Company also sold bitcoin mining rigs to various third parties. Total cash proceeds from these sales of assets for the year ended December 31, 2022 were $178,371 thousand and gains resulting from the asset sales totaled $83,880 thousand in the current-year period. There were no such sales in 2021.

Other non-operating income (loss): Other non-operating income was $1,283 thousand during the current year period compared to a loss of $287 thousand in the prior-year period. The $1,570 thousand favorable variances was primarily due to the absence of warrant expense of $1,048 thousand recorded in the prior-year period to a lesser extent, increased interest income and other income.

Interest expense: Interest expense increased $13,410 thousand from the prior year as a result of higher interest related to the convertible notes issued in November 2021 of $6,633 thousand, amortization of debt issuance costs of $3,664 thousand and other interest costs primarily related to the Company’s Term loan and revolving credit (“RLOC”) facilities.

Income tax (expense) benefit: The Company recorded income tax benefit of $21,838 thousand for the year ended December 31, 2022 compared with an income tax expense of $22,576 thousand in the prior-year period. The primary drivers of the $44,414 thousand favorable tax variance were favorable federal impacts vs. the prior-year period of $145,657 thousand), favorable state tax impacts vs. the prior-year period of $18,684 thousand, and beneficial impacts of changes in executive compensation deduction limitations of $22,855 thousand partially offset by unfavorable impact of changes in our valuation allowance of $145,004 thousand

Net loss: We recorded a net loss of $686,740 thousand in the current-year period compared with net loss of $37,096 thousand in the prior period. The $649,644 thousand decline in earnings was primarily driven by declines in the carrying value of our digital assets of $317,616 thousand in the aggregate, the impairment of mining rigs and advances to vendors of $332,933 thousand in the aggregate, lower total margin of $150,441 thousand, impairments of $55,674 thousand related to the Compute North bankruptcy, legal reserves of $26,131 thousand and increased interest expense of $13,410 thousand. Partially offsetting these unfavorable variances was a significant reduction in general and administrative expenses of $117,616 thousand primarily associated with lower stock-based compensation, gains on sales of rigs of $83,880 thousand, the $44,414 thousand favorable income tax variance and a slight increase in other non-operating income.

Adjusted EBITDA: Adjusted EBITDA was a loss of $533,701 thousand compared with a positive adjusted EBITDA of $162,740 thousand in the prior-year period. The $696,441 thousand decline was primarily driven by declines in the carrying value of our digital assets of $317,616 thousand in the aggregate, the impairment of mining rigs and advances to vendors of $332,933 thousand in the aggregate, lower total margin excluding depreciation and amortization of $86,636 thousand, legal reserves of $26,131 thousand, and higher general and administrative expenses, excluding non-cash stock-based compensation costs of $18,575 thousand. Partially offsetting these unfavorable variances were gains on the sales of mining rigs of $83,880 thousand and increases in non-operating income of $1,570 thousand.

Results of Operations – Year ended December 31, 2021 (Restated) compared to December 31, 2020

Financial Summary Table:

	Years ended December 31,
(in thousands)	2021 (Restated)	2020	Favorable (Unfavorable)
Total revenues	$159,163	$4,357	$154,806

Costs and expenses
Cost of revenues
Cost of revenues - energy, hosting and other	(27,491)	(3,851)	(23,640)
Cost of revenues - depreciation and amortization	(14,904)	(3,064)	(11,840)
Total cost of revenues	(42,395)	(6,915)	(35,480)
Operating expenses
General and administrative expenses	(174,355)	(6,404)	(167,951)
Impairment of digital assets	(30,329)	—	(30,329)
Impairment of mining equipment and advances to vendors	—	(871)	871
Realized and unrealized gains (losses) on digital assets loan receivable and digital assets	557	15	542
Realized and unrealized gains (losses) on digital assets held within Investment Fund	74,696	—	74,696
Total operating expenses	(129,431)	(7,260)	(122,171)
Operating income (loss)	(12,663)	(9,818)	(2,845)
Other non-operating income (loss)	(287)	(607)	320
Interest expense	(1,570)	(21)	(1,549)
Income (loss) before income taxes	(14,520)	(10,446)	(4,074)
Income tax benefit (expense)	(22,576)	(2)	(22,574)
Net income (loss)	$(37,096)	$(10,448)	$(26,648)

Supplemental information:
Bitcoin (“BTC”) production during the period, in BTC	3,197	338	2,859
Total margin (revenues less total cost of revenues)	$116,768	$(2,558)	$119,326
General and administrative expenses excluding stock-based compensation	$(13,569)	$(5,226)	$(8,343)
Total change in carrying value of digital assets	$44,924	$15	$44,909

Reconciliation to Adjusted EBITDA:
Net (loss)	$(37,096)	$(10,448)	$(26,648)
Exclude: Interest expense	1,570	21	1,549
Exclude: Income tax expense	22,576	2	22,574
EBIT	(12,950)	(10,425)	(2,525)
Exclude: Depreciation and amortization	14,904	3,064	11,840
EBITDA	1,954	(7,361)	9,315
Stock compensation expense	160,786	1,178	159,608
Adjusted EBITDA	$162,740	$(6,183)	$168,923

Revenues: We generated revenues of $159,163 thousand during the year ended December 31, 2021, compared with $4,357 thousand during the prior-year period. The $154,806 thousand increase was primarily attributable to the impact of significantly higher bitcoin prices, which resulted in a $109,253 thousand increase in revenue, increased production, which resulted in a $36,854 thousand increase in revenue, and, to a lesser extent a $8,699 thousand increase in revenues related to the Company’s operation of a mining pool that included third parties in 2021.

Cost of revenues: Cost of revenues - energy, hosting and other during the year ended December 31, 2021, totaled $27,491 thousand compared with $3,851 thousand in the prior-year period. The $23,640 thousand increase was driven by increased production of $32,574 thousand, and increased cost of revenues associated with the third party mining pool of $8,699 thousand partially offset by lower production costs per bitcoin mined of $17,633 thousand. Cost of revenues – depreciation and amortization was $14,904 thousand for the year ended December 31, 2021, compared with $3,064 thousand in 2020, an increase of $11,840 thousand resulting from a higher number of mining rigs in operation in 2021.

Total Margin: Total margin was $116,768 thousand for the year ended December 31, 2021, compared with a loss of $2,558 thousand in 2020, an increase of $119,326 thousand. This increase was driven by the factors discussed above, which are summarized in the table below:

Revenue:		(in thousands)
●	Impact of higher production activity	$36,854
●	Impact of lower bitcoin market prices	109,253
●	Impact of third party mining pool	8,699
Cost of revenue – energy, hosting and other:
●	Impact of higher production activity	(32,574)
●	Impact of third party mining pool	(8,699)
●	Impact of decreased cost per bitcoin mined	17,633
Cost of revenue – depreciation and amortization:
●	Primarily increased mining rigs in operation	(11,840)
		$119,326

General and administrative expenses: General and administrative expenses were $174,355 thousand for year ended December 31, 2021 compared with expenses of $6,404 thousand in 2020, an increase of $167,951 thousand. Our general and administrative expenses included stock-based (non-cash) compensation expense of $160,786 thousand in the year ended December 31, 2021 compared with $1,178 thousand in the prior-year period. General and administrative expenses excluding stock-based compensation increased to $13,569 thousand in 2021 from $5,226 thousand in 2020, reflecting the increased scope of our operations in 2021 compared to 2020.

Total change in carrying value of digital assets:

●	Impairment of digital assets: We incurred impairments of digital assets during the year ended December 31, 2021 of $30,329 thousand. There were no such impairments in 2020.

●	Change in fair value of digital assets held in fund: On January 25, 2021, the company purchased $150,000 thousand in bitcoin through an investment fund. Total changes in the fair value of the investment fund from the date of inception through December 31, 2021 resulted in an unrealized gain of $74,696 thousand.

Impairment of mining rigs: The Company recorded an impairment of $871 thousand on certain mining rigs in 2020.

Other non-operating income: Other non-operating income was a loss of $287 thousand in 2021 and a loss of $607 thousand in 2020.

Interest expense: Interest expense increased to $1,570 thousand for the year ended December 31, 2021 primarily as a result of interest related to the convertible notes issued in November 2021.

Income tax expense: Income tax expense increased to $22,576 thousand in 2021 versus $2 thousand in 2020 primarily due to the impact executive compensation deduction limitations in 2021 and higher state income taxes partially offset by the impact of a higher valuation allowance in 2021.

Net loss: We recorded a net loss of $37,096 thousand for the year ended December 31, 2021 compared with a net loss of $10,448 thousand in 2020. The $26,648 thousand decline was primarily driven by the $167,951 thousand increase in general and administrative expenses, the $30,329 thousand impairment of digital assets in 2021 and the $22,574 thousand increase in income tax expense in 2021, partially offset by the $119,326 thousand increase in total margin and the $74,696 thousand unrealized gain on the value of bitcoin held in the investment fund.

Adjusted EBITDA: Adjusted EBITDA for the year ended December 31, 2021 was $162,740 thousand compared with a adjusted EBITDA loss of $6,183 thousand in 2020. The $168,923 thousand increase in adjusted EBITDA was primarily driven by the $131,166 thousand increase in total margin excluding depreciation and amortization and the $74,696 thousand unrealized gain on the value of bitcoin held in the investment fund, partially offset by the $30,329 thousand impairment of digital assets in 2021, and a $8,343 thousand increase in operating expenses excluding non-cash stock compensation costs.

Financial Condition and Liquidity

	For the year ended December 31,
(in thousands)	2022	2021 (Restated)
Net cash used in operating activities	$(176,481)	$(18,966)
Net cash used in investing activities	(390,228)	(891,136)
Net cash provided by financing activities	410,655	1,037,333
Net (decrease) increase in cash, cash equivalents and restricted cash	(156,054)	127,231
Cash, cash equivalents and restricted cash — beginning of period	268,556	141,323
Cash, cash equivalents and restricted cash — end of period	$112,502	$268,554

Cash flows for the year ended December 31, 2022: Cash, cash equivalents and restricted cash totaled $112,502 thousand at December 31, 2022, a decrease of $156,054 thousand from December 31, 2021.

Cash flows from operating activities resulted in a use of funds of $176,481 thousand, primarily due to a $176,566 thousand use of cash from changes in operating assets and liabilities driven by bitcoin mining revenues, and, to a lesser extent prepaid expenses associated with new hosting arrangements (a $48,886 thousand use of funds) and deposits associated with new hosting arrangements (a $24,469 thousand use of funds). These uses of funds were partially offset by a source of funds from changes in accounts payable and other accrued expenses.

Cash flows from investing activities resulted in a use of funds of $390,228 thousand, primarily resulting from advances of $483,840 thousand to vendors related to orders of ASICs miners for future deployment, a $44,000 thousand use of funds for investment purposes (primarily an increased investment in Auradine) and capitalized costs of $41,108 thousand associated with purchases of equipment, partially offset by proceeds of $178,371 thousand from the sales of bitcoin mining rigs.

Cash flows from financing activities resulted in a source of cash of $410,655 thousand, primarily from proceeds from the periodic issuance of common stock under the Company’s At-The-Market facility of $361,486 thousand and proceeds from borrowings outstanding under the term loan agreement of $49,250 thousand.

The maximum borrowings outstanding under the Company’s revolving credit facilities during the year ended December 31, 2022 was $70,000 thousand. Total borrowings and repayments under the RLOC facilities were $120,000 thousand during the year ended December 31, 2022 and there were no borrowings outstanding under the RLOC facility at December 31, 2022.

Cash flows for the year ended December 31, 2021: Cash, cash equivalents and restricted cash totaled $268,554 thousand at December 31, 2021, an increase of $127,233 thousand from December 31, 2020.

Cash flows from operating activities resulted in a use of funds of $18,966 thousand. Cash flows from operating activities before the impact of changes in operating assets and liabilities was a $117,311 thousand source of funds primarily due to the impact of non-cash stock-based compensation. This source of funds was more than offset by a $136,277 thousand use of funds from changes in operating assets and liabilities. This was primarily caused by a use of funds from changes in digital assets (primarily due to revenues from bitcoin mining) partially offset by a source of funds resulting from changes in accounts payable and accrued expenses.

Cash flows from investing activities resulted in a use of funds of $891,136 thousand, primarily resulting from advances to vendors of $435,065 thousand, capitalized costs associated with equipment purchases of $273,851 thousand, purchases of digital assets in the investment fund of $150,000 thousand, and a loan receivable from Compute North of $30,000 thousand.

Cash flows from financing activities resulted in a source of cash of $1,037,333 thousand, primarily from proceeds from the issuance of convertible debt of $728,406 thousand and common stock of $312,196 thousand. Total borrowings and repayments under the Company’s 2021 RLOC facility were $77,500 thousand during the year ended December 31, 2021 and there were no borrowings outstanding under the 2021 RLOC facility at December 31, 2021.

Bitcoin holdings as of December 31, 2022: At December 31, 2022, the Company held approximately 12,232 bitcoin on its balance sheet with a carrying value of $190,717 thousand. Approximately 4,416 of these bitcoin ($68,875 thousand book value) were being utilized as collateral for borrowings and classified as digital assets restricted. The remaining 7,816 bitcoin, with $121,842 thousand book value, were unrestricted bitcoin holdings classified as digital assets.

At December 31, 2022, the fair value of a single bitcoin was approximately $16,548. As a result, the fair market value of our bitcoin holdings at December 31, 2022 was approximately (stated in thousands):

●	Unrestricted bitcoin classified as Digital assets: $129,335

●	Bitcoin utilized as collateral and classified as Digital assets, restricted: $73,074

Bitcoin held as collateral for loans (“Digital assets, restricted”): The Company’s $49,882 thousand term loan and its $100,000 thousand RLOC facility are collateralized by bitcoin at a “loan-to-value” ratio of 65%, meaning that the initial collateral for a $50,000 thousand loan is bitcoin with a market value of $76,900 thousand. If the fair market value of bitcoin held as collateral declines such that the loan-to-value ratio is above 75%, or approximately $66,700 thousand for a $50,000 thousand loan, the Company is required to add collateral to bring the ratio back to 65%. If the value of the collateral increases such that the loan-to-value ratios falls below 65%, the Company can require a return of collateral to bring the ratio back to 65%.

During the month of October 2022, the Company borrowed an additional $50,000 thousand under its RLOC facility for general corporate purposes and provided an additional 3,993 of bitcoin as collateral for this borrowing. This increased the Company’s collateral balance at that time (for its outstanding $49,882 thousand term loan and the additional $50,000 thousand RLOC borrowing) to 7,821 bitcoin. On November 9, 2022, bitcoin prices declined to a new yearly low on concerns of financial instability in the industry as a result of the FTX collapse. As a result, the Company was required to provide an additional 1,669 bitcoin (fair valued at $16,213 per bitcoin) as collateral for its outstanding borrowings, bringing its total collateral balance to 9,490 bitcoin (or approximately $153,900 thousand fair value). The Company’s total bitcoin holdings as of November 9, 2022, were 11,440 bitcoin, of which 1,950 (approximately $31,600 thousand) were unrestricted. During November and December 2022, the Company repaid the $50,000 thousand in RLOC borrowings. This repayment enabled the Company to reduce its bitcoin held as collateral to approximately 4,416 bitcoin (with a fair value of approximately $73,074 thousand) by December 31, 2022.

Bitcoin holdings outlook: We expect that our future bitcoin holdings will generally increase but will fluctuate from time-to-time, both in number of bitcoin held and fair value in US dollars, depending upon operating and market conditions. For example, we would expect:

●	Our bitcoin holdings and the value of those holdings will increase most significantly in periods where we experience both higher production and higher bitcoin prices.

●	Our bitcoin holdings and value of those holdings will be mixed in periods with either (1) higher production combined with lower bitcoin prices, or (2) lower production combined with higher bitcoin prices.

●	Our bitcoin holdings and the value of those holdings will most likely decrease in periods where we experience both lower production and lower bitcoin prices.

We intend to add to our bitcoin holdings primarily through our production activities and we also intend to sell bitcoin as a means of generating cash to cover monthly operating costs and for general corporate purposes. We do not intend to make any significant purchases of bitcoin on the open market as means of increasing our bitcoin holdings, although we may buy and sell bitcoin from time-to-time (separately from what is outlined above) for treasury management purposes.

Liquidity outlook: Cash and cash equivalents, excluding restricted cash, totaled $103,705 thousand at December 31, 2022. The Company expects to have sufficient liquidity, including cash on hand, cash received from sales of our bitcoin holdings, and access to public capital markets to support ongoing operations. Our primary source of funding during 2022 and 2021 (other than the asset sales described above during 2022) has been capital markets activities (primarily through our At-The-Market facility and our 2021 convertible debt offering). We will continue to seek to fund our business activities, and especially our growth opportunities, through the public capital markets, primarily through periodic equity issuances using our At-The-Market facility.

The risks to our liquidity outlook would include events that materially diminish our access to capital markets and/or the value of our bitcoin holdings and production capabilities, including:

●	Failure to effectively execute our growth strategies.

●	Additional challenges in the bitcoin mining space and/or additional contagion events (like the FTX collapse) that would damage the credibility of, and therefore investor confidence in, companies engaged in the digital assets space.

●	Additional declines in bitcoin prices and/or production, which would impact both the value of our bitcoin holdings and our ongoing profitability.

●	Significant increases in electricity costs if these cost increases were not accompanied by increases in the price of bitcoin, as this would also reduce profitability.

●	Deteriorating macroeconomic conditions (for example a recession in 2023 that is deeper or longer than current expectations)

Subsequent Events

On January 27, 2023, the Company and FSI entered into an Agreement regarding formation of an Abu Dhabi Global Markets company (the “ADGM Entity”), whose purpose shall be to jointly (a) establish and operate one or more mining facilities for digital assets; and (b) mine digital assets. The initial project by the ADGM Entity shall consist of two digital asset mining sites comprising 250 MW in Abu Dhabi, and the initial equity ownership in the ADGM Entity shall be 80% FSI and 20% the Company, and capital contributions will be made, subject to the satisfaction or waiver of certain conditions, during the 2023 development period in those proportions, consisting of both cash and in kind, in amounts of approximately $406,000 thousand in aggregate.

On February 6, 2023, the Company provided Silvergate Bank with the required 30-day notice stating the Company’s intent to prepay the outstanding balance on its term loan facility as well as the Company’s intent to terminate the term loan facility. The Company and Silvergate subsequently agreed to also terminate the revolving line of credit (“RLOC”) facility. On March 8, 2023, the term loan prepayment was completed, and the Company’s term loan and RLOC facilities with Silvergate Bank were terminated.

On March 12, 2023, Signature Bank was closed by its state chartering authority, the New York State Department of Financial Services. On the same date the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver and transferred all customer deposits and substantially all of the assets of Signature Bank to Signature Bridge Bank, N.A., a full-service bank that is being operated by the FDIC. The Company automatically became a customer of Signature Bridge Bank, N.A. as part of this action. The Company held approximately $142,000 thousand cash deposits at Signature Bridge Bank, N.A.as of March 12, 2023. Normal banking activities resumed on Monday, March 13, 2023.

Off-Balance Sheet Arrangements

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our market risk exposures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

Market Price Risk of Bitcoin. The Company holds a significant amount of bitcoin and as such, we are exposed to the impact of market price changes in bitcoin on our bitcoin holdings. This exposure would generally manifest itself in the following areas:

●	We account for our bitcoin holdings as indefinite lived intangible assets and we record impairment charges whenever the carrying value of our bitcoin holdings on the balance sheet exceeds their fair market value. Subsequent recovery of bitcoin prices would not impact the carrying value of bitcoin on the balance sheet, as recovery of previously recorded impairment charges are not allowed under US GAAP.

●	Declines in the fair market value of bitcoin also impact the value of collateral for our loan facilities. If the fair market value of bitcoin held as collateral declines such that the loan-to-value ratio is above 75%, the Company is required to add collateral to bring the ratio back to 65%. If the value of the collateral increases such that the loan-to-value ratios falls below 65%, the Company can require a return of collateral to bring the ratio back to 65%.

●	Declines in the fair market value of bitcoin also impact the Adjusted Net Worth covenant in our loan agreements, as this covenant allows for Net Worth to be calculated based in the fair market value (and not the carrying value) of our digital assets.

●	Declines in the fair market value of bitcoin also impact the cash value that would be realized if we were to sell our bitcoin for cash, therefore having a negative impact on our liquidity.

At December 31, 2022, the Company held approximately 12,232 bitcoin and the fair value of a single bitcoin was approximately $16,545, meaning that the fair value of our bitcoin holdings on that date was approximately $202,409 thousand. Approximately 4,417 of these bitcoin, or $73,100 thousand, were being utilized as collateral for borrowings. The remaining 7,815 bitcoin, or $129,300 thousand, were unrestricted bitcoin holdings.

Interest rate risk. Prior to the termination of its credit facilities on March 8, 2023, the Company was exposed to interest rate risk as both our Term Loan and RLOC facilities called for interest at a variable rate tied to the Wall Street Journal Prime Rate (“WSJ Prime”), which was 7.75% as of March 8, 2023. Our Term Loan facility called for interest rates at the WSJ Prime rate plus a margin of 1.75% or 9.50% as of March 8, 2023. Our RLOC facility called for interest rates at the WSJ Prime rate plus a margin that varies based on the collateral posted as follows:

●	1.25% margin (9.00% currently) if the RLOC LTV Ratio is less than 40%
●	2.00% margin (9.75% currently) if the RLOC LTV Ratio is greater than 40% but less than 55%
●	2.75% margin (10.50% currently) if the RLOC LTV Ratio is greater than 55%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MARATHON DIGITAL HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

To the Board of Directors and Stockholders of Marathon Digital Holdings, Inc. & Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Marathon Digital Holdings, Inc. & Subsidiaries (the Company) as of December 31, 2020, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the period in the year ended December 31, 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the consolidated results of its operations and its cash flows for the period in the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP

We have served as the Company’s auditor since 2017.

Las Vegas, NV

March 16, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Marathon Digital Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Marathon Digital Holdings, Inc. (the “Company”) as of December 31, 2022, and 2021, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated March [·], 2023, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of material weaknesses.

Restatement of Previously Issued Financial Statements

As discussed in Note 2 to the financial statements, the Company has restated its financial statements as of December 31, 2021 and for the year then ended to correct certain misstatements.

Change in Accounting Principle

As discussed in Note 3 to the financial statements, the Company retrospectively changed its accounting for crypto lending arrangements.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition

As disclosed in Note 2 to the financial statements, the Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. The Company provides computing power in crypto asset transaction verification services to the blockchain network. The transaction consideration received by the Company, if any, is a non-cash consideration, which the Company measures at fair value on the date received.

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

Addressing this matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others, (i) performing site visitations of the Company’s facility where the mining hardware is located, which included an observation of the physical and environmental controls and mining equipment inventory, (ii) independently confirming certain financial and performance data directly with the blockchain network, (iii) performing certain substantive analytical procedures using hashing power data and electricity consumption data to determine the completeness and occurrence of digital assets rewarded to the Company as consideration for services rendered, (iv) independently confirming the completeness and accuracy of digital assets rewarded to the Company as consideration of providing computing power to third-party mining pools, and (v) confirming the digital asset balances directly with the custodian of the Company’s wallets.

Impairment of Property and Equipment and Advances to Vendors

As disclosed in Note 4 to the financial statements, the Company impaired certain property and equipment and advances to vendors and recognized a charge of approximately $332 million during the year ended December 31, 2022.

The principal consideration for our determination that auditing impairment of property and equipment and advances to vendors is a critical audit matter is due to the degree of complexity and judgment used by management in developing the fair value measurement, which led to a high degree of audit judgment and subjectivity and significant effort in performing procedures relating to fair value measurement

Addressing this matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others, (i) evaluating the appropriateness of the method used by management to determine the fair value of the asset group, (ii) evaluating the reasonableness of the assumptions used to estimate the fair value measurement of each asset within the asset group; and (iii) testing the completeness, accuracy and relevance of underlying data used in the impairment assessment.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Costa Mesa, CA

March 16, 2023

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

		December 31, 2021
(in thousands, except share and per share data)	December 31, 2022	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$103,705	$268,556
Restricted cash	8,800	—
Digital assets	121,842	95,225
Digital assets held in Fund	—	223,916
Other receivable	18	26,933
Deposits	2,350	34,458
Prepaid expenses and other current assets	40,833	35,148
Total current assets	277,548	684,236

Other assets:
Property and equipment (net of accumulated depreciation of $16,622 and $21,313, respectively)	273,026	276,243
Advances to vendors	488,299	466,255
Investments	37,000	3,000
Long term deposits	40,903	—
Long term prepaids	8,317	13,666
Right-of-use assets	1,276	—
Digital assets, restricted	68,875	—
Intangible assets (net of accumulated amortization of $280 at December 31, 2021)	—	931
Total other assets	917,696	760,095
TOTAL ASSETS	$1,195,244	$1,444,331

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,311	$7,773
Accrued expenses	22,294	2,610
Legal reserve payable	1,171	—
Operating lease liabilities	326	—
Current portion of accrued interest	1,011	867
Total current liabilities	26,113	11,250
Long-term liabilities:
Notes payable	732,289	728,406
Term loan	49,882	—
Operating lease liabilities	1,017	—
Deferred tax liabilities	—	22,575
Total long-term liabilities	783,188	750,981

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, 0.0001 par value, 50,000,000 shares authorized, no shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	—	—
Common stock, 0.0001 par value, 200,000,000 shares authorized; 145,565,916 and 102,733,273 issued and outstanding at December 31, 2022 and December 31, 2021, respectively	15	10
Additional paid-in capital	1,226,267	835,694
Accumulated other comprehensive loss	—	—
Accumulated deficit	(840,339)	(153,604)
Total stockholders’ equity	385,943	682,100
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,195,244	$1,444,331

The accompanying notes are an integral part to these audited Consolidated Financial Statements.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
(in thousands, except share and per share data)	2022	2021 (Restated)	2020
Total revenues	$117,753	$159,163	$4,357

Costs and expenses
Cost of revenues
Cost of revenues - energy, hosting and other	(72,717)	(27,491)	(3,851)
Cost of revenues - depreciation and amortization	(78,709)	(14,904)	(3,064)
Total cost of revenues	(151,426)	(42,395)	(6,915)
Operating expenses
General and administrative expenses	(56,739)	(174,355)	(6,404)
Legal reserves	(26,131)	—	—
Impairment of deposits due to vendor bankruptcy filing	(24,661)	—	—
Impairment of digital assets	(173,215)	(30,329)	—
Impairment of patents	(919)	—	—
Impairment of mining equipment and advances to vendors	(332,933)	—	(871)
Realized and unrealized gains (losses) on digital assets loan receivable and digital assets	(14,460)	557	15
Gain on sale of equipment, net of disposals	83,880	—	—
Realized and unrealized gains (losses) on digital assets held within Investment Fund	(85,017)	74,696	—
Total operating expenses	(630,195)	(129,431)	(7,260)
Operating income (loss)	(663,868)	(12,663)	(9,818)
Other non-operating income (loss)	1,283	(287)	(607)
Impairment of loan and investment due to vendor bankruptcy filing	(31,013)	—	—
Interest expense	(14,980)	(1,570)	(21)
Income (loss) before income taxes	(708,578)	(14,520)	(10,446)
Income tax benefit (expense)	21,838	(22,576)	(2)
Net income (loss)	$(686,740)	$(37,096)	$(10,448)

Net loss per share, basic and diluted:	$(6.05)	$(0.37)	$(0.13)
Weighted average shares outstanding, basic and diluted:	113,467,837	99,337,587	81,408,340

Other comprehensive income (loss)
Foreign currency translation adjustments	—	(451)	—
Comprehensive income (loss)	$(686,740)	$(37,547)	$(10,448)

The accompanying notes are an integral part to these audited Consolidated Financial Statements.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
(in thousands, except share and per share data)	Number	Amount	Number	Amount	Capital	Deficit	Loss	Equity
Balance as of December 31, 2019	—	$—	8,458,781	$1	$109,705	$(105,608)	$(451)	$3,647
Stock-based compensation	—	—	2,745,639	—	1,178	—	—	1,178
Issuance of common stock, net of offering costs/At-the-market offering	—	—	54,301,698	5	297,654	—	—	297,659
Common stock issued for purchase of mining servers	—	—	350,250	—	172	—	—	172
Common stock issued for note conversion	—	—	2,023,739	—	1,579	—	—	1,579
Common stock issued for long term service contract	—	—	6,000,000	1	11,219	—	—	11,220
Issue common stock and warrant for cash	—	—	7,666,666	1	6,271	—	—	6,272
Warrant exercised for cash	—	—	413,233	—	465	—	—	465
Options exercised for cash	—	—	14,613	—	—	—	—	—
Net loss	—	—	—	—	—	(10,448)	—	(10,448)
Balance as of December 31, 2020	—	$—	81,974,619	$8	$428,243	$(116,056)	$(451)	$311,744
Stock-based compensation, net of tax withholding	—	—	7,671,317	1	156,072	—	—	156,073
Issuance of common stock, net of offering costs/At-the-market offering	—	—	12,500,000	1	237,428	—	—	237,429
Options exercised on cashless basis	—	—	23,500	—	—	—	—	—
Warrant exercised for cash	—	—	221,946	—	1,445	—	—	1,445
Common stock issued for cashless exercise of warrants	—	—	29,797	—	1,371	—	—	1,371
Common stock issued for service and license agreements	—	—	312,094	—	11,135	—	—	11,135
Net loss (Restated)	—	—	—	—	—	(37,547)	451	(37,096)
Balance as of December 31, 2021 (Restated)	—	$—	102,733,273	$10	$835,694	$(153,603)	$—	$682,101
Stock-based compensation, net of tax withholding	—	—	490,910	—	24,514	—	—	24,514
Issuance of common stock, net of offering costs/At-the-market offering	—	—	42,141,733	5	361,482	—	—	361,487
Common stock issued for service and license agreements	—	—	200,000	—	4,577	—	—	4,577
Net loss	—	—	—	—	—	(686,740)		(686,740)
Balance as of December 31, 2022	—	$—	145,565,916	$15	$1,226,267	$(840,343)	$—	$385,939

The accompanying notes are an integral part to these audited Consolidated Financial Statements.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in thousands)	2022	2021 (Restated)	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(686,740)	(37,098)	(10,448)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	78,709	14,904	3,064
Amortization of prepaid service contract	22,781	—	—
Gain on sale of equipment, net of disposals	(83,880)	—	—
Deferred tax expense (benefit)	(22,575)	22,575	—
Realized and unrealized gains (losses) on digital assets held within Investment Fund	85,017	(74,696)	—
Realized and unrealized gains (losses) on digital assets loan receivable and digital assets	14,460	(557)	(15)
Impairment of digital assets	173,215	30,329	—
Impairment of mining equipment and advances to vendors	332,933	—	871
Stock-based compensation	24,595	160,786	1,178
Amortization of debt issuance costs	3,945	—	—
Impairment of patents	919	—	—
Impairment of assets related to vendor bankruptcy filing	55,674	—	—
Other adjustments from operations, net	1,032	1,068	1,313
Changes in operating assets and liabilities:
Digital assets	(117,749)	(150,513)	(4,357)
Deposits	(24,469)	—	—
Prepaid expenses and other assets	(48,886)	987	644
Accounts payable and accrued expenses	13,223	12,382	(23)
Legal reserve payable	1,171	—	—
Accrued interest	144	867	—
Net cash used in operating activities	(176,481)	(18,966)	(7,773)
CASH FLOWS FROM INVESTING ACTIVITIES
Advances to vendors	(483,840)	(435,065)	(65,648)
Loan receivable	—	(30,000)	—
Purchase of property and equipment	(41,108)	(273,851)	(17,742)
Sales of property and equipment	178,371	—	—
Sale of digital currencies	—	—	2,102
Purchase of digital assets in Investment Fund	—	(150,000)	—
Purchase of equity investments	(44,000)	(3,000)	—
Deconsolidation of Investment Fund	(500)	—	—
Sale of digital assets in Investment Fund	849 780		—
Net cash used in investing activities	(390,228)	(891,136)	(81,288)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	361,486	312,196	222,892
Proceeds from term loan borrowings, net of issuance costs	49,250	—	—
Proceeds from issuance of convertible debt, net of issuance costs	—	728,406	—
Proceeds received on issuance of note payable	—	—	63
Borrowings from revolving credit agreement	120,000	77,500	—
Repayments of revolving credit agreement	(120,000)	(77,500)	—
Value of shares withheld for taxes	(81)	(4,714)	—
Proceeds received on exercise of options and warrants	—	1,445	6,736
Net cash provided by financing activities	410,655	1,037,333	229,691

Net (decrease) increase in cash, cash equivalents and restricted cash	(156,054)	127,231	140,630
Cash, cash equivalents and restricted cash — beginning of period	268,556	141,323	693
Cash, cash equivalents and restricted cash — end of period	112,502	268,554	141,323
Supplemental Information
Cash paid during the year for:
Interest	11,432	—	—

Supplemental schedule of non-cash investing and financing activities:
Receivable due to share issuance	—	—	74,767
Digital assets transferred from Investment Fund	137,844	—	—
Common stock issued for purchase of mining servers	—	—	172
Reduction of share commitment for purchase of mining servers	—	—	409
Common stock issued for note conversion	—	—	1,579
Warrants exercised into common stock	—	1,371	—
Operating lease assets obtained in exchange for new operating lease liabilities	1,539	—	—
Collection of loan denominated in Bitcoin	27,784	—	—
Issuance of loan denominated in Bitcoin		(27,784)
Reclassifications from advances to vendor to property and equipment upon receipt of equipment	337,485	—	—
Common stock issued for service and license agreements	4,577	11,135	11,220

The accompanying notes are an integral part to these audited Consolidated Financial Statements.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

The Company commenced mining bitcoin in 2018 and is solely focused on the mining of bitcoin and ancillary opportunities within the Bitcoin ecosystem which is consistently evolving.

The term “Bitcoin” with a capital “B” is used to denote the Bitcoin protocol which implements a highly available, public, permanent, and decentralized ledger. The term “bitcoin” with a lower case “b” is used to denote the token, bitcoin.

NOTE 2 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Restatement Background

As previously disclosed in the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 28, 2023, certain of the Company’s previously filed interim unaudited and annual audited Consolidated Financial Statements should no longer be relied upon and a restatement is required for these previously issued Consolidated Financial Statements. The Consolidated Financial Statements for the year ended December 31, 2022 include restated Consolidated Financial Statements for the year ended December 31, 2021. In addition, we have restated our Unaudited Quarterly Financial Data for the interim periods within the years 2021 and 2022 as presented in NOTE 16 – QUARTERLY FINANCIAL DATA (UNAUDITED).

Restatement of financial information and prior periods presented was necessary to correct for the following: (i) Revenue Recognition – Principal versus Agent, (ii) Impairment of Digital Assets, (iii) NYDIG Digital Assets Fund III, LP – Consolidation Gross versus Net Presentation, (iv) NYDIG Digital Assets Fund III, LP – Financial Statement Reclassification (v) Disposal of Assets (vi) Other Adjustments, and (vii) the income tax adjustments due to the forementioned errors .

Revenue Recognition – Principal versus Agent

The Company corrected its previous conclusion that as the operator of Marapool (“Operator”), third-party mining pool participants (“pool participants”) are its customer. The Company previously viewed such pool participants as principal to the delivery of transaction verification services to the network and requester and therefore recognized revenue net of amount remitted to pool participants’ pro rata entitlement to block rewards and transaction fees. The Company has since corrected its revenue recognition policy and concluded that the Company’s customers are the transaction requestor and the blockchain network, and that the Company controls the transaction verification services as an Operator. This results in recognition of all transaction fees and block rewards earned from transaction verification services performed by the Company in its role as an Operator of MaraPool as revenue from contracts with customers under Topic 606, with the portion of the transaction fees and block rewards remitted to MaraPool participants as cost of revenues.

The impacts of the Revenue Recognition – Principal versus Agent correction are as follows:

	Three months ended (unaudited)				Year ended
(in thousands)	March 31, 2022 (Restated)	June 30, 2022 (Restated)	September 30, 2022 (Restated)	December 31, 2022	December 31, 2022
Consolidated Statements of Comprehensive Income (Loss) Impact
Total revenues	5	1	—	—	6
Cost of revenues - energy, hosting and other	(5)	(1)	—	—	(6)
Net income (loss) impact	—	—	—	—	—

	Three months ended (unaudited)				Year ended
(in thousands)	March 31, 2021 (Restated)	June 30, 2021 (Restated)	September 30, 2021 (Restated)	December 31, 2021 (Restated)	December 31, 2021 (Restated)
Consolidated Statements of Comprehensive Income (Loss) Impact
Total revenues	—	—	624	8,075	8,699
Cost of revenues - energy, hosting and other	—	—	(624)	(8,075)	(8,699)
Net income (loss) impact	—	—	—	—	—

Impairment of Digital Assets

The Company corrected its calculation of impairment on digital assets that used the U.S. Dollar bitcoin spot rate at a standard cutoff time instead of the lowest U.S. Dollar bitcoin spot rate at any point in time during the day. The Company’s correction of this calculation results in it recognizing impairment in an amount by which the carrying value exceeds the fair value of the digital assets at any point in time during the day.

The impacts of the Impairment of Digital Assets correction are as follows:

	As of (unaudited)
(in thousands)	March 31, 2022 (Restated)	June 30, 2022 (Restated)	September 30, 2022 (Restated)	December 31, 2022
Consolidated Balance Sheets Impact
Digital assets	(6,204)	(9,344)	(5,433)	—
Digital assets, restricted - Current assets	—	(3,657)	—	—
Digital assets, restricted - Other assets	—	—	(3,039)	—

	Three months ended (unaudited)				Year ended
(in thousands)	March 31, 2022 (Restated)	June 30, 2022 (Restated)	September 30, 2022 (Restated)	December 31, 2022	December 31, 2022
Consolidated Statements of Comprehensive Income (Loss) Impact
Impairment of digital assets	(3,756)	(6,797)	4,529	—	(6,024)
Net income (loss) impact	(3,756)	(6,797)	4,529	—	(6,024)

	As of (unaudited)
(in thousands)	March 31, 2021 (Restated)	June 30, 2021 (Restated)	September 30, 2021 (Restated)	December 31, 2021 (Restated)
Consolidated Balance Sheets Impact
Digital assets	(204)	(2,148)	(1,597)	(2,448)

	Three months ended (unaudited)				Year ended
(in thousands)	March 31, 2021 (Restated)	June 30, 2021 (Restated)	September 30, 2021 (Restated)	December 31, 2021 (Restated)	December 31, 2021 (Restated)
Consolidated Statements of Comprehensive Income (Loss) Impact
Impairment of digital assets	(204)	(1,944)	551	(851)	(2,448)
Net income (loss) impact	(204)	(1,944)	551	(851)	(2,448)

NYDIG Digital Assets Fund III, LP – Consolidation Gross versus Net Presentation

Marathon accounted for its investment in the NYDIG Digital Assets Fund III, LP (“Fund”) at fair value with changes in fair value recognized in net income, resulting in the recognition of the Fund’s assets net of liabilities, and unrealized and realized gains net of expenses. Management subsequently determined that the Company should have consolidated the Fund under the voting interest model and therefore should have presented assets of the Fund, liabilities, gains, and expenses on a gross basis.

Marathon previously revised certain period amounts included in it’s Form 10-Q for interim period ended September 30, 2022 as stated within NOTE 16 – QUARTERLY FINANCIAL DATA (UNAUDITED). However, the error has been reflected throughout this document for purposes of comparability within the restatement adjustments.

NYDIG Digital Assets Fund III, LP – Financial Statement Reclassification

Realized and unrealized gains (losses) on digital assets held in investment fund were incorrectly classified as other non-operating income. A reclassification was required to correctly classify realized and unrealized gains (losses) on digital assets held in investment fund as operating income for all periods presented.

The impacts of the Fund errors are as follows:

	As of (unaudited)
(in thousands)	March 31, 2022 (Restated)	June 30, 2022 (Restated)	September 30, 2022 (Restated)	December 31, 2022
Consolidated Balance Sheets Impact
Cash and cash equivalents	31	(500)	—	—
Digital assets held in Fund	202	—	—	—
Accrued expenses	233	(500)	—	—

	Three months ended (unaudited)				Year ended
(in thousands)	March 31, 2022 (Restated)	June 30, 2022 (Restated)	September 30, 2022 (Restated)	December 31, 2022	December 31, 2022
Consolidated Statements of Comprehensive Income (Loss) Impact
General and administrative expenses	(214)	(221)	(234)	—	(669)
Realized and unrealized gains (losses) on digital assets held within Investment Fund	(5,328)	(79,689)	—	—	(85,017)
Change in fair value of digital assets held in Fund	5,542	79,910	234	—	85,686
Net income (loss) impact	—	—	—	—	—

	As of (unaudited)
(in thousands)	March 31, 2021 (Restated)	June 30, 2021 (Restated)	September 30, 2021 (Restated)	December 31, 2021 (Restated)
Consolidated Balance Sheets Impact
Cash and cash equivalents	—	38	—	34
Digital assets held in Fund	205	111	144	137
Accrued expenses	205	149	144	171

	Three months ended (unaudited)				Year ended
(in thousands)	March 31, 2021 (Restated)	June 30, 2021 (Restated)	September 30, 2021 (Restated)	December 31, 2021 (Restated)	December 31, 2021 (Restated)
Consolidated Statements of Comprehensive Income (Loss) Impact
General and administrative expenses	(205)	(203)	(237)	(273)	(918)
Realized and unrealized gains (losses) on digital assets held within Investment Fund	132,028	(114,705)	42,087	15,286	74,696
Change in fair value of digital assets held in Fund	(131,823)	114,908	(41,850)	(15,013)	(73,778)
Net income (loss) impact	—	—	—	—	—

Disposal of Assets

The Company identified an error in its calculation on gain on sale of mining equipment due to exclusion of capitalized shipping and customs costs that should have been allocated to the sold mining equipment. This error if uncorrected would have resulted in an over-impairment of remaining mining equipment (not sold) when such mining equipment was subsequently impaired.

The impacts of this error are as follows:

	As of (unaudited)
(in thousands)	March 31, 2022 (Restated)	June 30, 2022 (Restated)	September 30, 2022 (Restated)	December 31, 2022
Consolidated Balance Sheets Impact
Property and equipment, net	—	(4,122)	(6,237)	—

	Three months ended (unaudited)				Year ended
(in thousands)	March 31, 2022 (Restated)	June 30, 2022 (Restated)	September 30, 2022 (Restated)	December 31, 2022	December 31, 2022
Consolidated Statements of Comprehensive Income (Loss) Impact
Gain on sale of equipment, net of disposals	—	(4,122)	(2,115)	—	(6,237)
Net income (loss) impact	—	(4,122)	(2,115)	—	(6,237)

Other Adjustments

The Company corrected other errors relating to (i) accruals for legal expenses, (ii) valuation of bifurcated derivatives related to the SAFE investments, (iii) accumulated comprehensive income and other income, and (iv) classification of prepaid expenses between short-term and long-term, as follows:

	As of (unaudited)
(in thousands)	March 31, 2022 (Restated)	June 30, 2022 (Restated)	September 30, 2022 (Restated)	December 31, 2022
Consolidated Balance Sheets Impact
Prepaid expenses and other current assets	(2,000)	(1,000)	(1,000)	—
Investments	20	(10)	(10)	—
Long term prepaids	2,000	1,000	1,000	—
Accrued expenses	284	284	78	—
Accumulated other comprehensive loss	451	451	451	—

	Three months ended (unaudited)				Year ended
(in thousands)	March 31, 2022 (Restated)	June 30, 2022 (Restated)	September 30, 2022 (Restated)	December 31, 2022	December 31, 2022
Consolidated Statements of Comprehensive Income (Loss) Impact
General and administrative expenses	—	—	206	—	206
Other non-operating income (loss)	20	(30)	—	—	(10)
Net income (loss) impact	20	(30)	206	—	196

	As of (unaudited)
(in thousands)	March 31, 2021 (Restated)	June 30, 2021 (Restated)	September 30, 2021 (Restated)	December 31, 2021
Consolidated Balance Sheets Impact
Prepaid expenses and other current assets	—	—	—	(3,000)
Accounts payable	—	—	—	(3,000)
Accrued expenses	—	—	—	284
Accumulated other comprehensive loss	—	—	—	451

	Three months ended (unaudited)				Year ended
(in thousands)	March 31, 2021 (Restated)	June 30, 2021 (Restated)	September 30, 2021 (Restated)	December 31, 2021 (Restated)	December 31, 2021 (Restated)
Consolidated Statements of Comprehensive Income (Loss) Impact
General and administrative expenses	—	—	—	(284)	(284)
Net income (loss) impact	—	—	—	(284)	(284)
Foreign currency translation adjustments	—	—	—	(451)	(451)
Comprehensive income (loss)	—	—	—	(735)	(735)

Income Tax Adjustments

As a result of the adjustments to the restated financial statements presented, our income tax expense decreased by approximately $781 thousand for the year ended December 31, 2021, primarily due to changes in deferred taxes as a result of the cumulative impact of the restatement. See NOTE 7 – INCOME TAXES, for additional details regarding income taxes.

	As of (unaudited)
(in thousands)	March 31, 2022 (Restated)	June 30, 2022 (Restated)	September 30, 2022 (Restated)	December 31, 2022
Consolidated Balance Sheets Impact
Accrued expenses	—	—	(33)	—
Deferred tax liabilities	(1,711)	(1,134)	(1,223)	—

	Three months ended (unaudited)				Year ended
(in thousands)	March 31, 2022 (Restated)	June 30, 2022 (Restated)	September 30, 2022 (Restated)	December 31, 2022	December 31, 2022
Consolidated Statements of Comprehensive Income (Loss) Impact
Income tax benefit (expense)	930	(577)	122	—	475
Net income (loss) impact	930	(577)	122	—	475

	As of (unaudited)
(in thousands)	March 31, 2021 (Restated)	June 30, 2021 (Restated)	September 30, 2021 (Restated)	December 31, 2021
Consolidated Balance Sheets Impact
Deferred tax liabilities	—	—	—	(781)

	Three months ended (unaudited)				Year ended
(in thousands)	March 31, 2021 (Restated)	June 30, 2021 (Restated)	September 30, 2021 (Restated)	December 31, 2021 (Restated)	December 31, 2021 (Restated)
Consolidated Statements of Comprehensive Income (Loss) Impact
Income tax benefit (expense)	—	—	—	781	781
Net income (loss) impact	—	—	—	781	781

Accounting Policy Adjustments

The Company also recorded adjustments to the Consolidated Financial Statements relating to the full retrospective adoption of crypto loan derecognition guidance issued by the SEC in December 2022, which includes considerations under ASU 2016-13, “Financial Instruments - Credit Losses (ASC 326) Measurement of Credit Losses on Financial Instruments”. See further discussion in NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES and NOTE 5 – DIGITAL ASSET LOAN RECEIVABLE, NET OF ALLOWANCE.

Restated Consolidated Financial Statements

For the restated year ended December 31, 2021, the following tables shows the effects, by financial statement line item, on the Company’s Consolidated Balance Sheets, Consolidated Statements of Other Comprehensive Income (Loss) and Consolidated Statements of Cash Flows of: 1) the corrections as described above, and 2) the full retrospective adoption of crypto loan derecognition guidance issued by the SEC in December 2022, which includes considerations under ASU 2016-13, “Financial Instruments - Credit Losses (ASC 326) Measurement of Credit Losses on Financial Instruments”.

Restated Consolidated Balance Sheets (in thousands)

	As of December 31, 2021
(in thousands)	As Reported	Restatement Adjustments	Accounting Policy Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$268,522	$34	$—	$268,556
Digital assets	102,806	(2,448)	(5,133)	95,225
Digital assets held in Fund	223,779	137	—	223,916
Other receivable	—	—	26,933	26,933
Deposits	34,458	—	—	34,458
Digital assets, restricted	20,437	—	(20,437)	—
Prepaid expenses and other current assets	38,148	(3,000)	—	35,148
Total current assets	688,150	(5,277)	1,363	684,236

Other assets:
Property and equipment, net	276,243	—	—	276,243
Advances to vendors	466,255	—	—	466,255
Investments	3,000	—	—	3,000
Long term prepaids	13,666	—	—	13,666
Intangible assets, net	931	—	—	931
Total other assets	760,095	—	—	760,095
TOTAL ASSETS	$1,448,245	$(5,277)	$1,363	$1,444,331

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,773	$(3,000)	$—	$7,773
Accrued expenses	2,155	455	—	2,610
Current portion of accrued interest	867	—	—	867
Total current liabilities	13,795	(2,545)	—	11,250
Long-term liabilities:
Notes payable	728,406	—	—	728,406
Deferred tax liabilities	23,021	(781)	335	22,575
Total long-term liabilities	751,427	(781)	335	750,981

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock	—	—	—	—
Common stock	10	—	—	10
Additional paid-in capital	835,694	—	—	835,694
Accumulated other comprehensive loss	(451)	451	—	—
Accumulated deficit	(152,230)	(2,402)	1,028	(153,604)
Total stockholders’ equity	683,023	(1,951)	1,028	682,100
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,448,245	$(5,277)	$1,363	$1,444,331

Restated Consolidated Statements of Other Comprehensive Income (Loss)

	Year ended December 31, 2021
(in thousands, except share and per share data)	As Reported	Restatement Adjustments	Accounting Policy Adjustments	As Restated
Total revenues	$150,464	$8,699	$—	$159,163

Costs and expenses
Cost of revenues
Cost of revenues - energy, hosting and other	(18,792)	(8,699)	—	(27,491)
Cost of revenues - depreciation and amortization	(14,904)	—	—	(14,904)
Total cost of revenues	(33,696)	(8,699)	—	(42,395)
Operating expenses
General and administrative expenses	(172,303)	(1,202)	(851)	(174,356)
Impairment of digital assets	(29,553)	(2,448)	1,671	(30,330)
Realized and unrealized gains (losses) on digital assets loan receivable and digital assets	14	—	543	557
Realized and unrealized gains (losses) on digital assets held within Investment Fund	—	74,696	—	74,696
Total operating expenses	(201,842)	71,046	1,363	(129,433)

Operating income (loss)
Change in fair value of digital assets held in Fund	73,779	(73,779)	—	—
Other non-operating income (loss)	(307)	—	19	(288)
Interest expense	(1,570)	—	—	(1,570)
Income (loss) before income taxes	(13,172)	(2,733)	1,382	(14,523)
Income tax benefit (expense)	(23,003)	781	(354)	(22,576)
Net income (loss)	$(36,175)	$(1,952)	$1,028	$(37,099)

Net loss per share, basic and diluted:	$(0.36)	$(0.02)	$0.01	$(0.37)
Weighted average shares outstanding, basic and diluted:	99,337,587	99,337,587	99,337,587	99,337,587

Other comprehensive income (loss)
Foreign currency translation adjustments	—	(451)	—	(451)
Comprehensive income (loss)	(36,175)	(2,403)	1,028	(37,550)

Restated Consolidated Statements of Cash Flows (in thousands)

	Year ended December 31, 2021
(in thousands)	As Reported	Restatement Adjustments	Accounting Policy Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(36,175)	(1,951)	1,028	(37,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,904		—	14,904
Deferred tax expense (benefit)	23,021	(781)	335	22,575
Realized and unrealized losses (gains) on digital assets held within Investment Fund	—	(74,696)	—	(74,696)
Realized and unrealized gains (losses) on digital assets loan receivable and digital assets	(14)	—	(543)	(557)
Change in fair value of digital assets held in Investment Fund	(73,779)	73,779	—	—
Impairment of digital assets	29,553	2,447	(1,671)	30,329
Stock-based compensation	160,786	—	—	160,786
Other adjustments from operations, net	1,069	(1)	—	1,068
Changes in operating assets and liabilities:				—
Digital assets	(150,513)	—	—	(150,513)
Prepaid expenses and other assets	136	—	851	987
Accounts payable and accrued expenses	11,927	455	—	12,382
Accrued interest	867	—	—	867
Net cash used in operating activities	(18,218)	(748)	—	(18,966)
CASH FLOWS FROM INVESTING ACTIVITIES
Advances to vendors	(435,065)	—	—	(435,065)
Loan receivable	(30,000)	—	—	(30,000)
Purchase of property and equipment	(273,851)	—	—	(273,851)
Purchase of digital assets in Fund	(150,000)	—	—	(150,000)
Purchase of equity investments	(3,000)	—	—	(3,000)
Sale of digital assets in Fund	—	780	—	780
Net cash used in investing activities	(891,916)	780	—	(891,136)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	312,196	—	—	312,196
Proceeds from issuance of convertible debt, net of issuance costs	728,406	—	—	728,406
Borrowings from revolving credit agreement	77,500	—	—	77,500
Repayments of revolving credit agreement	(77,500)	—	—	(77,500)
Value of shares withheld for taxes	(4,714)	—	—	(4,714)
Proceeds received on exercise of options and warrants	1,445	—	—	1,445
Net cash provided by financing activities	1,037,333	—	—	1,037,333

Net (decrease) increase in cash, cash equivalents and restricted cash	127,199	32	—	127,231
Cash, cash equivalents and restricted cash — beginning of period	141,323			141,323
Cash, cash equivalents and restricted cash — end of period	268,522	32	—	268,554

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned and controlled subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on the reported financial position, results of operations, or cash flows. Previously reported compensation and related taxes, consulting fees, and professional fees have now been reclassified within general and administrative expenses. In addition, previously reported change in fair value of warrant liability and interest income have now been reclassified as other non-operating income and realized and unrealized gains (losses) on digital assets held in investment fund has now been reclassified as operating income.

Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision–making group in deciding how to allocate resources and in assessing performance. Our chief operating decision–making group (“CODM”) is composed of the chief executive officer and chief financial officer. The Company currently operates in the Digital Currency Blockchain segment. The Company’s ASICs mining rigs are located in the United States, and the Company has employees only in the United States and views its operations as one operating segment as the CODM reviews financial information on a consolidated basis in making decisions regarding resource allocations and assessing performance.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”). For the years ended December 31, 2022 and 2021, the Company’s bank balances exceeded the FDIC limit of $250 thousand in amount of $111,505 thousand and $267,635 thousand, respectively. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits. As of December 31, 2022 and 2021, the Company had cash equivalents of $92,044 thousand and $266,635 thousand, respectively.

Restricted Cash

Restricted cash represents cash balances that support commercial letters of credit and are restricted from withdrawal. The following table provides a reconciliation of the total cash, cash equivalents and restricted cash reported on the Consolidated Balance Sheets to the corresponding amounts reported on the Consolidated Statements of Cash Flows.

	As of December 31,
(in thousands)	2022	2021 (Restated)
Cash and cash equivalents	$103,705	$268,556
Restricted cash	8,800	—
Cash, cash equivalents and restricted cash	$112,505	$268,556

Digital assets and Digital assets, restricted

Digital assets are included in current and other assets in the Consolidated Balance Sheets. Digital assets are accounted for as indefinite-lived intangible assets, and are initially measured at cost, in accordance with ASC 350 – “Intangibles-Goodwill and Other” (“ASC 350”). Digital assets, restricted represent collateral for long-term loans and as such, are classified as a non-current asset.

These digital assets are not amortized, but are assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived intangible asset is impaired. Whenever the exchange-traded price of digital assets declines below its carrying value, the Company has determined that an impairment exists and records impairment equal to the amount by which the carrying value exceeds the fair value.

The following tables presents the activities of the digital assets and digital assets, restricted for the years ended December 31, 2022 and 2021:

(in thousands)
Digital assets and digital assets, restricted at December 31, 2020	2,272
Additions of digital assets	150,592
Impairment of digital assets	(30,329)
Derecognition of loaned digital assets	(27,241)
Disposition of digital assets	(68)
Digital assets and digital assets, restricted at December 31, 2021 (Restated)	95,226
Additions of digital assets	117,557
Transfer of digital assets from digital assets held in Fund	137,844
Recognition of loaned digital assets	13,324
Impairment of digital assets	(173,214)
Disposition of digital assets	(20)
Digital assets and digital assets, restricted at December 31, 2022	$190,717

At December 31, 2022, the Company held approximately 12,232 bitcoin with a carrying value of $190,717 thousand. The 7,816 bitcoin were classified on the Consolidated Balance Sheets as digital assets with a carry value of approximately $121,842 thousand and digital assets, restricted of 4,416 bitcoin with a carrying value of approximately $68,875 thousand. At December 31, 2022, the fair market value of the Company’s bitcoin holdings was approximately $202,409 thousand, including digital assets and digital assets, restricted. Digital assets, restricted is comprised of bitcoins held as collateral for the term loan. At December 31, 2021, the Company held approximately 2,721 bitcoin with a carrying value of $95,225 thousand and a fair value of $126,000 thousand.

Digital assets held in Fund

On January 25, 2021, the Company entered into a limited partnership agreement with NYDIG Digital Assets Fund III, LP (“Fund”) wherein the Fund purchased 4,813 bitcoin in an aggregate purchase price of $150,000 thousand. The Company owned 100% of the limited partnership interests and consolidated the Fund under a voting interest model. The consolidated assets in the investment fund are included in current assets in the Consolidated Balance Sheets under the caption digital assets held in Fund.

The Fund qualified and operated as an investment company for accounting purposes pursuant to the accounting and reporting guidance under ASC 946 – “Financial Services – Investment Companies” (“ASC 946”), which requires fair value measurement of the Fund’s investments in digital assets. The Company retains the Fund’s investment company specific accounting principles under ASC 946 upon consolidation. The digital assets held by the Fund were traded on a number of active markets globally, including the over-the-counter market and digital asset exchanges. A fair value measurement under ASC 820 - “Fair Value Measurement” (“ASC 820”) for an asset assumes that the asset is exchanged in an orderly transaction between market participants either in the principal market for the asset or, in the absence of a principal market, the most advantageous market for the asset (ASC 820-10-35-5). The fair value of the assets within the Fund were determined using the price of bitcoin provided by the OTC market, the Fund’s principal market for bitcoin as of 11:59:59 p.m. in New York for financial reporting purposes. For purposes of continuous (daily) fair value measurement, such assets within the Fund were measured using the daily price of bitcoin provided by the OTC market at 4:00 p.m. in New York. Any changes in the fair value of the assets were recorded in the Consolidated Statements of Other Comprehensive Income (Loss) under the caption realized and unrealized gains (losses) on digital assets held within investment fund.

On June 10, 2022, the Company redeemed 100% of its limited partnership interest in the Fund in exchange for approximately 4,769 bitcoin with a fair market value of approximately $137,844 thousand. This bitcoin was transferred from the Fund’s custodial wallet to the Company’s digital wallet. Upon redemption, the Company no longer had a majority voting interest in the Fund and therefore deconsolidated the Fund in accordance with ASC 810 – “Consolidation” (“ASC 810”). The Company did not record any gain or loss upon deconsolidation as the digital assets in the Fund were measured at fair value. Subsequent to the transfer, the bitcoin transferred to the Company’s digital wallet has been accounted for at cost less impairment in line with its digital assets measurement policy as described under “Digital assets and Digital assets, restricted”. The activity in the Fund for the twelve months ended December 31, 2022 and twelve months ended December 31, 2021 was as follows:

Digital assets held in Fund at December 31, 2020	(in thousands)
Purchase of digital assets held in Fund	$150,000
Unrealized appreciation on digital assets held in Fund	74,516
Disposition of digital assets held in Fund	(600)
Digital assets held in Fund at December 31, 2021 (Restated)	223,916
Unrealized depreciation on digital assets held in Fund	(74,723)
Disposition of digital assets held in Fund	(794)
Realized loss on in-kind distribution	(10,555)
Digital assets transferred out of Fund	(137,844)
Digital assets held in Fund at December 31, 2022	$—

Deposits

The Company contracts with other service providers for hosting of its mining rigs and operational support in data centers where the company’s mining rigs are deployed. These arrangements also call for advance payments to be made to vendors in conjunction with the contractual obligations associated with these services. We classify these payments as Deposits on the balance sheet.

As of December 31, 2022 and December 31, 2021, such deposits totaled approximately $43,253 thousand and $34,458 thousand, respectively.

Embedded Derivatives

The Company evaluates its financing and service arrangements to determine whether certain arrangements contain features that qualify as embedded derivatives requiring bifurcation in accordance with ASC 815 - “Derivatives and Hedging” (“ASC 815”). Embedded derivatives that are required to be bifurcated from the host instrument or arrangements are accounted for and valued as separate financial instruments. For derivatives that are assets or liabilities, the derivative instrument is initially recorded at its fair value and is then remeasured at each reporting date with changes in the fair value reported in the statements of operations. Derivative assets or liabilities are classified in the Consolidated Balance Sheets as current or non-current based on whether settlement of the instrument could be required within 12 months of the Consolidated Balance Sheets date.

Property and Equipment

The Company’s property and equipment is composed of bitcoin mining rigs which are largely homogeneous and have approximately the same useful lives. Accordingly, the Company applies the group method of depreciation on a straight-line basis for its bitcoin mining rigs. The Company will assess and adjust the estimated useful lives of its mining rigs when there are indicators that the productivity of the mining assets are higher or lower than the assigned estimated useful lives.

Advances to Vendors

The Company contracts with bitcoin mining equipment manufacturers in procuring mining rigs necessary for the operation of its bitcoin mining business. A typical agreement calls for a certain percentage of the total order to be paid in advance at specific intervals, usually within several days of execution of a specific contract and periodically thereafter with final payments due prior to each shipment date. We account for these payments as Advances to vendors on the balance sheet.

Due to the decrease in the cost of bitcoin mining rigs that was driven by the drop in bitcoin prices during the fourth quarter ended December 31, 2022, the Company evaluated the need for an impairment write-down of its contracts with bitcoin mining equipment manufacturers. The Company compared the prices of the miner rigs under contract to the fair value of mining rigs as of December 31, 2022, and determined that an impairment loss should be recognized. Accordingly, the Company recognized an impairment charge of $208,622 thousand on its mining rigs and reduced its Advances to vendors for purchase of mining rigs by $124,311 on the Consolidated Balance Sheets for the year ended December 31, 2022.

As of December 31, 2022 and December 31, 2021, advances to vendors was $488,299 thousand and $466,255 thousand, respectively. See also discussion regarding property and equipment impairment in NOTE 4 - PROPERTY AND EQUIPMENT.

Investments

Investments, which may be made from time to time for strategic reasons (and not to engage in the business of investments) are included in non-current assets in the Consolidated Balance Sheets. Investments without a readily determinable fair value are recorded at cost minus impairment, plus or minus changes from observable price changes in orderly transactions for identical or similar investments of the same issuer in accordance with the measurement alternative described in ASC 321 - “Investments – Equity Securities” (“ASC 321”). As part of the Company’s policy to maximize return on strategic investment opportunities, while preserving capital and limiting downside risk, the Company may at times enter into equity investments or Simple Agreements for Future Equity (“SAFE”) agreements.

The nature and timing of the Company’s investments will depend on available capital at any particular time and the investment opportunities identified and available to the Company.

On December 21, 2021 and December 31, 2021, the Company entered into two separate SAFE agreements classified on the Consolidated Balance Sheets as non-current assets. SAFE agreements are accounted for as equity securities without readily determinable fair value at cost minus impairment, as adjusted for observable price changes in orderly transactions for identical or similar investment of the same issue pursuant to ASC 321.

On February 3, 2022, the Company invested approximately $10,000 thousand in convertible preferred stock of Compute North Holdings, Inc. The acquisition of convertible preferred stock was accounted for as investments in equity securities without readily determinable fair value at cost minus impairment, as adjusted for observable price changes in orderly transactions for identical or similar investment of the same issuer pursuant to ASC 321. This investment was subject to an impairment of $10,000 thousand following Compute North’s chapter 11 Bankruptcy filing in September 2022 (See NOTE 9 – COMPUTE NORTH BANKRUPTCY).

On May 3, 2022, the Company converted $2,000 thousand from a SAFE investment into preferred stock while purchasing an additional $3,500 thousand of preferred stock in Auradine, Inc. along with entering into a commitment to acquire $30,000 thousand of additional shares of preferred stock. This forward contract was accounted for under ASC 321 as an equity security.

On September 27, 2022, the Company increased its investment in the preferred stock of Auradine, Inc. by $30,000 thousand, bringing its total carrying amount of investment in Auradine, Inc. preferred stock to $35,500 thousand. The preferred stock is accounted for as investments in equity securities without a readily determinable fair value at cost minus impairment, as adjusted for observable price changes in orderly transactions for identical or similar investments from the same issuer pursuant to ASC 321. During 2022, there were no noted impairments or other adjustments (See NOTE 15 – RELATED PARTY TRANSACTIONS).

As of December 31, 2022, the Company has one remaining SAFE investment with a carrying value of $1,000 thousand, with no noted impairments or other adjustments.

Stock-based Compensation

The Company expenses stock-based compensation to employees and non-employees over the requisite service period based on the grant-date fair value of the awards and forfeiture rates. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. These assumptions are the expected stock volatility, the risk–free interest rate, the expected life of the option, the dividend yield on the underlying stock and the expected forfeiture rate. Expected volatility is calculated based on the historical volatility of the Company’s common stock over the expected term of the option. Risk–free interest rates are calculated based on continuously compounded risk–free rates for the appropriate term.

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

In the year ended December 31, 2022 , we impaired the mining patent intangible asset and recorded an impairment charge of $919 thousand. We also impaired certain mining rigs and recorded an impairment charge of $208,622 thousand (see NOTE 4 – PROPERTY AND EQUIPMENT).

Revenues From Contracts with Customers

The Company recognizes revenue in accordance with ASC Topic 606 – “Revenue from Contracts with Customers” (“ASC 606”). The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

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

In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met:

●	The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct); and

●	the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

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

Application of the five-step model to the Company’s mining operations

The Company’s ongoing major or central operation is to provide computing power to collectives of third-party bitcoin miners (such collectives, “mining pools”) as a participant (“Participant”) and bitcoin transaction verification services to the bitcoin network through a Company-operated mining pool as the operator and a participant in a private pool (“Operator”) (such activity as Participant and Operator, collectively, “mining”). The Company currently mines in a self-operated pool, which was previously open to third-party pool participants from September 2021 until May 2022.

The following table presents revenue of the Company disaggregated for those arrangements in which the Company is the Operator and Participant:

	Year ended December 31,
(in thousands)	2022	2021 (Restated)	2020
Revenues from contracts with customers
Participant	$4,652	$20,903	$4,357
Operator - Transaction fees	5,231	3,317	—
Other revenue
Operator - Block rewards	107,869	134,943	—
Total revenue	$117,753	$159,163	$4,357

Operator

As Operator, the Company provides transaction verification services. Transaction verification services are an output of the Company’s ordinary activities; therefore, the Company views the transaction requestor as a customer and accounts for the transaction fees its earns as revenue from a contract with a customer under ASC 606. The bitcoin network is not an entity such that it may not meet the definition of a customer; however, the Company has concluded it is appropriate to apply ASC 606 by analogy to block rewards earned from the network. A contract exists under ASC 606 at the point the Company successfully validates a transaction to the distributed ledger. At this point, the performance obligation to validate the requested transaction has been satisfied and a contract is deemed to exist as follows:

The transaction requester, the bitcoin network and the Company have approved the contract and have evidenced they are committed to the transaction at the point of successfully validating and adding the transaction to the distributed ledger. The parties’ rights, the consideration to be transferred, and the payment terms are clear. The transaction has commercial substance and collection of the block reward and transaction fees to which the Company is entitled is probable because they are transferred to the Company as part of closing a successful block.

By successfully mining a block, the Company satisfies its lone performance obligation of providing transaction verification services and, thus, recognizes revenue at that point in time. The amount to which the Company is entitled for successfully validating a block of transactions is fixed at the point in time the contract is deemed to exist and the performance obligation is satisfied. Thus, there is no variable consideration.

The Company also, from time to time, engages unrelated third-party mining enterprises (“pool participants”) to contribute computing power, and in exchange, remits transaction fees and block rewards to pool participants on a pro rata basis according to each respective pool participant’s contributed computing power ( hash rate). The MaraPool wallet (owned by the Company as Operator) is recorded on the distributed ledger as the proof of work winner and assignee of all validations and, therefore, the transaction verifier of record. The pool participants enter into contracts with the Company as Operator; they do not directly enter into contracts with the network or the requester and are not known verifiers of the transactions assigned to the pool. As Operator, the Company delegates mining work to the pool participants utilizing software that algorithmically assigns work to each individual miner. By virtue of its selection and operation of the software, the Company as Operator controls delegation of work to the pool participants. This indicates that the Company directs the mining pool participants to contribute their hash rate to solve in areas that the Company designates. Therefore, the Company determined that it controls the service of providing transaction verification services to the network and requester. Accordingly, the Company records all of the transaction fees and block rewards earned from transactions assigned to MaraPool as revenue, and the portion of the transaction fees and block rewards remitted to MaraPool participants as cost of revenues. The Company operated a mining pool, Marapool, that engaged third-party pool participants from September 2021 until May 2022.

ASC 606-10-32-21 requires entities to measure the estimated fair value of noncash consideration at contract inception, which is the same time the block reward and transaction fee is earned and the performance obligation to the requester and the network is fulfilled by successfully validating the applicable block of transactions. For reasons of operational practicality, the Company applies an accounting convention to use the daily quoted closing U.S. dollar spot rate of bitcoin each day to determine the fair value of bitcoin earned as transaction fees and block rewards in the Company’s wallet during that day. This accounting convention does not result in materially different revenue recognition from using the fair value of the bitcoin earned at contract inception (i.e., the moment a block is solved) and has been consistently applied in all periods presented.

Expenses associated with providing the bitcoin transaction verification services to the Customers, such as rent, electricity cost, and transaction fees and block rewards are recorded as cost of revenues. Depreciation on digital asset mining equipment is recorded as a component of cost of revenues.

Participant

When the Company is a Participant in a third-party operated mining pool, the Company provides computing power (hash rate) that is an output of the Company’s ordinary activities in exchange for consideration. The Company considers the third-party mining pool operators its customer under Topic 606. These contracts are period-to-period contracts because they are terminable at any time by either party without compensation. A new contract is determined to exist each period that neither the Company, nor the pool operator, terminates the arrangement.

The provision of computing power is the only performance obligation under our arrangements with third-party mining pool operators. The transaction consideration the Company receives is non-cash (i.e., bitcoin) and entirely variable as it is unknown at each contract inception whether the Company will earn any consideration during the period, and if it does become entitled to consideration, how much consideration it will be entitled to.

In accordance with FASB ASC 606-10-32-11 and 32-12, the Company constrains the variable consideration to which it is entitled and does not recognize revenue for such amounts until it receives confirmation of the amount , usually via the settlement of the fractional share of block reward and transaction fee in the Company’s digital wallet (i.e., at that point, the variability is resolved and there is no longer the reasonable possibility of significant reversal of revenue). Before settlement occurs, estimation of the variable consideration to which the Company is entitled, which depends on inputs unknowable to the Company, carries the risk of a significant revenue reversal from mis-estimation. Settlement of consideration typically occurs within 24 hours of when a block is won unless such block is won over a weekend or holiday, in which case settlement can take up to 72 hours.

The Company uses its accounting convention to recognize revenue using the daily quoted closing U.S. dollar spot rate of bitcoin on the day the transaction fees and block rewards are settled in the Company’s wallet. However, this accounting convention does not result in materially different revenue recognition from using the fair value of the bitcoin earned at contract inception and has been consistently applied in all periods presented.

Expenses associated with providing computing power services to third-party operated mining pools, such as rent and electricity cost are recorded as cost of revenues. Depreciation on digital asset mining equipment is also recorded as a component of cost of revenues.

Income Taxes

The Company accounts for income taxes under the asset and liability method, in which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is required to the extent any deferred tax assets may not be realizable.

ASC 740 - “Income Taxes” (“ASC 740”), also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Recent Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequences of the change to its Consolidated Financial Statements and assures that there are proper controls in place to ascertain that the Company’s Consolidated Financial Statements properly reflect the change.

In December 2022, the Securities Exchange Commission (“SEC”) provided additional guidance on accounting for loaned digital assets. The Company has therefore adopted the following accounting policy with retrospective application for arrangements where the Company loans digital assets to a borrower for a specific period of time in exchange for a fee akin to an interest rate.

Upon adoption, the Company first evaluates whether to derecognize loaned crypto assets based on an evaluation of all relevant control and asset derecognition considerations. Such considerations include whether the borrower has the right to use the digital assets at its sole discretion (e.g.,to sell, pledge digital assets to a third party) and whether the lender has transferred present rights to economic benefits associated with the digital asset for a different right to receive digital assets in the future.

When derecognition of the underlying loaned digital assets is appropriate, the Company will derecognize the loaned digital asset it no longer controls, and recognize a right to receive back in the future the loaned digital asset (“digital asset loan receivable”).

The digital asset loan receivable is recorded at the then-current (i.e., time of transfer) fair value of the loaned crypto assets with any difference between the fair value of the loaned crypto assets and their pre-transfer carrying amount recognized as a gain in the Consolidated Statements of Other Comprehensive Income (Loss). Throughout the loan period, the digital asset loan receivable will continue to be measured at the fair value of the underlying loaned digital asset with changes recorded in operating income (loss).

At loan commencement and throughout the loan period, the Company considers and accounts for credit risk of the borrower (i.e., risk the borrower will not return the loaned crypto assets), using the principles in Topic 326 to measure any credit impairment. The digital asset loan receivable is presented net of any allowance for credit losses on the Company’s Consolidated Balance Sheets. When the digital assets on loan are returned to the Company, such loaned digital assets are re-recorded on the Company’s Consolidated Balance Sheets at the carrying value of the digital asset loan receivable immediately prior to derecognition with no gain or loss realized at the end of the loan.

NOTE 4 – PROPERTY AND EQUIPMENT

The components of property and equipment as of December 31, 2022 and 2021 are:

(in thousands, except useful life)	Useful life (Years)	December 31, 2022	December 31, 2021 (Restated)
Website	7	$206	$122
Mining rigs	5	116,634	163,868
Containers	10	1,614	0
Construction in progress	N/A	171,194	133,566
Gross property, equipment		289,648	297,556
Less: Accumulated depreciation		(16,622)	(21,313)
Property and equipment, net		$273,026	$276,243

The Company records mining rigs not yet placed into service as construction in progress. Upon energization of the mining rigs, the mining rigs are reclassified to “Mining rigs” and depreciated over the estimated useful life.

The Company’s depreciation expense related to property and equipment for the years ended December 31, 2022 and December 31, 2021 was $78,709 thousand and $14,904 thousand, respectively.

In late 2021, the Company entered into an agreement with DCRBN Ventures Development and Acquisition LLC (“DCRBN”) in which the Company agreed to sell certain mining rigs to DCRBN in conjunction with the development of commercial activities at the McCamey, TX facility. In conjunction with its exit from the Hardin, MT facility, the Company also sold bitcoin mining rigs to various third parties. Total cash proceeds from these sales of assets for the year ended December 31, 2022 were $178,371 thousand and gains resulting from the asset sales totaled $83,880 thousand in the current-year period. There were no such sales in 2021.

In connection with the exit from the Hardin, MT facility (“Hardin”) in September 2022, the Company recorded additional depreciation expense related to approximately 1,800 bitcoin mining rigs that were previously deployed at Hardin that were no longer in operating condition based on inspections of the assets at the facility and experience with the assets formerly deployed at Hardin in the weeks following redeployment. In addition, the Company determined that the useful lives of the remaining mining rigs formerly deployed at Hardin should be reduced from 36 months to 24 months. These assets had a book value of approximately $12,358 thousand as of September 30, 2022.

In accordance with ASC 360 - “Impairment and Disposal of Long-Lived Assets” (“ASC 360”), long-lived asset (group) that is held and used must be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset (group) might not be recoverable. Due to the decrease in the cost of bitcoin mining rigs that was driven by the drop in bitcoin prices during the fourth quarter ended December 31, 2022, the Company assessed the need for an impairment write-down of its bitcoin mining rigs. In accordance with ASC 360-10, the Company first determined that the carrying value of its bitcoin miners is not recoverable. As its bitcoin mining rigs further had a carrying value in excess of fair value, the Company recognized an impairment charge for its bitcoin mining rigs of approximately $208,622 thousand for the year ended December 31, 2022. The fair value of the bitcoin miners determined primarily using observable prices for similar assets as of December 31, 2022 was $265,000 thousand (Level 2).

As a result of the above impairment charge for its asset group of bitcoin mining rigs, the Company re-evaluated and reduced the estimated useful life for its asset group of mining rigs from 5 to 3 years, effective January 1, 2023.

As of December 31, 2022, the Company had $488,299 thousand, net of a $124,311 thousand impairment charge per below, of Advances to vendors for the purchase of mining rigs on the consolidated balance sheet. As of December 31, 2021, the Company had $466,255 thousand of Advances to vendors for purchase of mining rigs on the consolidated balance sheet.

Due to the decrease in the cost of bitcoin mining rigs that was driven by the drop in bitcoin prices during the fourth quarter ended December 31, 2022, the Company evaluated the need for an impairment write-down of its contracts with bitcoin mining equipment manufacturers. The Company compared the prices of the miner rigs under contract to the fair value of mining rigs as of December 31, 2022, and determined that an impairment loss should be recognized. Accordingly, the Company recognized an impairment charge of $124,311 thousand and reduced its Advances to vendors on the consolidated balance sheet for the year ended December 31, 2022.

NOTE 5 - DIGITAL ASSET LOAN RECEIVABLE, NET OF ALLOWANCE

The Company’s digital asset loan receivable represents two separate digital asset loans made to NYDIG Funding, LLC (“NYDIG”) in August 2021 and December 2021 under a master securities loan agreement, which was terminated at the point of full repayment in kind for both loans in June 2022. A total of 600 bitcoin were loaned to NYDIG. No collateral was posted to Marathon under the terms of the two loans. The digital assets loan receivables were initially and subsequently measured at the fair value of the underlying bitcoin lent at the time of the transfer, approximately $27,241 thousand, and adjusted for expected credit losses, with changes in fair value recorded as unrealized gains and losses in the Consolidated Statements of Other Comprehensive Income (Loss). A loan fee was accrued daily, based on the daily closing price of the underlying bitcoin and a set percentage rate, and paid in cash on a monthly basis consistent with each loan’s confirmation terms.

Given the limited size and nature of the Company’s digital asset loan receivables, the Company utilized the probability of default (“PD”) loss given default (“LGD”) approach to estimating the allowance for credit loss (“ACL”) at origination and subsequent reporting periods. In order to apply the PD LGD approach, management considered the lifetime of the digital asset loan receivable, the reasonable and supportable forecast period, and the PD LGD.

●	Life of loan: The contractual maturity of each digital asset loan receivable was one year from origination. As such, the Company used each instrument’s life of loan period for estimating current expected credit losses, unadjusted by any prepayment risk as any risk would be immaterial to either the repayment in kind or the accrued loan fee receivable that is due in cash on a monthly basis.

●	Reasonable and supportable forecast period: Given the relatively short term nature of the loans, the Company set the reasonable and supportable period to the life of loan. As such, no reversion or post-reversion methodology was required.

●	Credit quality information and associated probability of default of NYDIG: In order to assess the credit risk of the borrower, Marathon estimated a NYDIG synthetic credit rating as of March 31, 2022 and December 31, 2021 using an Ordinal Logistic Regression Model (“Regression Model”). The Regression Model is a widely used statistical model to classify a company into credit ratings and to estimate PD based on certain business metrics, including total assets, total debt, revenues, EBIT, and net income. Based on the Regression Model results, the Company estimated NYDIG’s synthetic credit rating of “CCC-” as of March 31, 2022 and “B” as of December 31, 2021. The associated probability of default was approximately 2.9% and 7.4%, respectively.

●	Estimation of losses given default: Given no collateral was posted, the Company assumed a loss given default of 100.0% of the original and subsequent reporting digital asset loan receivable and the accrued loan fee.

In addition, the accrued loan fee receivable is reported separately from the digital asset loan receivable and its carrying amount is de minimis at the reporting date. As a result, the reported ACL includes only the impact of any unpaid accrued loan fee receivable at the reporting date.

The loans were fully repaid by NYDIG in June 2022 at which time the 600 bitcoin were reclassified into digital assets at the carrying value of the digital assets loan receivable immediately prior to its derecognition at the end of loan. The Company did not have any digital asset loan receivables outstanding as of December 31, 2022. As such, the Company recorded an allowance for loan losses as of December 31, 2021 with an initial provision expense of approximately $851 thousand. As of December 31, 2022 the company recognized a corresponding provision benefit of approximately $851 thousand for the June 2022 repayment in full, resulting in $0 remaining allowance for loan losses at the end of the year.

NOTE 6 - FAIR VALUE MEASUREMENT

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

Level 1:	Quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date;

Level 2:	Inputs other than quoted prices in active markets for identical assets and liabilities included within Level 1 that are observable for the asset or liability, either directly or indirectly, and

Level 3:	Inputs that are generally unobservable for the asset or liability.

The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, restricted cash, other receivable, deposits, prepaid expenses and other current assets, property and equipment, advances to vendors, accounts payable, accrued expenses, and legal reserve payable, approximate their estimated fair market value based on the short-term maturity of these instruments.

Due to the significant increase in current market interest rates for convertible notes and the high conversion price of our notes in relation to our current stock price, the carrying value of our convertible notes are significantly above the current fair value. The estimated fair value of our convertible notes as of December 31, 2022, is approximately $173,200 thousand compared to a carrying value less unamortized debt discount of $732,289 thousand.

The carrying value of our term loan, operating lease liabilities and other long-term liabilities approximate fair value as the related interest rates approximate rates currently available to the Company.

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of December 31, 2022 and 2021, respectively:

	Fair value measured at December 31, 2022
(in thousands)	Total carrying value at December 31, 2022	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Money Market Accounts	$92,044	$92,044	$—	$—
Investments	37,000	—	—	37,000

	Fair value measured at December 31, 2021 (Restated)
(in thousands)	Total carrying value at December 31, 2021 (Restated)	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Money Market Accounts	$266,635	$266,635	$—	$—
Other receivable [1]	27,784	$—	27,784	$—
Digital assets held in Fund	223,916	—	223,916	—
Investments	3,000	—	—	3,000

(1)	Includes digital assets loan receivable that was initially and subsequently measured at fair value using quoted prices for the underlying digital assets.

At December 31, 2021, the Company had 600 bitcoin as a loan to NYDIG. This loan of bitcoin was recorded as a digital asset loan receivable within other receivable. (see NOTE 5 – DIGITAL ASSET LOAN RECEIVABLE, NET OF ALLOWANCE). The 600 bitcoin were returned to the Company on June 10, 2022. The digital assets loaned represent the fair value of the 600 bitcoin underlying the loan as Level 2 inputs for the year ended December 31, 2021 as bitcoin prices can be determined based on several exchange prices.

On June 10, 2022, the Company withdrew approximately 4,769 bitcoin from its investment in NYDIG Digital Assets Fund III, LP and transferred the bitcoin directly into the Company’s account. As a result, the Company will no longer receive “mark-to-market” accounting for the bitcoin formerly held in the Fund and the 4,769 bitcoin will now be classified as digital assets on the Consolidated Balance Sheets and subject to impairment analysis as an indefinite-lived intangible.

The Company’s investments (see NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES) are classified within Level 3 of the fair value hierarchy because the fair value is determined using the Monte Carlo Simulation Model and by utilizing significant unobservable inputs including probability of financing events, subordinated recovery rate, and credit spread of the investees. The Company will update its assumptions each reporting period based on new developments and record such amounts at fair value based on the revised assumptions.

At December 31, 2022, the Company had an outstanding warrant liability in the amount of $0 associated with warrants that were issued in January 2017 and warrants issued related to the convertible notes issued in August and September of 2017. The fair value of the warrant liabilities are marked-to-market each reporting period and changes in fair value are recorded as a non-operating gain or loss in our Consolidated Statements of Other Comprehensive Income (Loss), until they are completely exercised. The fair value is determined each reporting period using the Black-Scholes option pricing model and is affected by changes in inputs to that model including our stock price, expected stock price volatility, dividends, interest rates and expected term.

The following table provides a reconciliation of the beginning and ending balances of our recurring fair value measurements, using significant unobservable inputs (Level 3). The Company did not make any transfers into or out of Level 3 of the fair value hierarchy during the years ended December 31, 2022 and 2021:

	Level 3
(in thousands)	Investment in Preferred Stock	Investment in SAFEs	Other	Total Assets	Warrants	Total Liability
Carrying value at December 31, 2020	—	—	—	—	322	322
Additions	—	3,000	—	3,000	—	—
Conversions	—	—	—	—	(1,370)	(1,370)
Impairment and change in fair value	—	—	—	—	1,048	1,048
Carrying value at December 31, 2021 (Restated)	—	3,000	—	3,000	—	—
Additions	43,500	—	500	44,000		—
Conversions	2,000	(2,000)	—	—	—	—
Impairment and change in fair value	(10,000)	—	—	(10,000)	—	—
Carrying value at December 31, 2022	35,500	1,000	500	37,000	—	—

Non-recurring measurement of Fair Value

The Company accounts for its digital assets as indefinite-lived intangible assets in accordance with ASC 350 - “Intangibles – Goodwill and Other” (“ASC 350”). The Company’s digital assets are initially recorded at fair value upon receipt (or “carrying value”). On a quarterly basis, they are measured at carrying value, net of any impairment losses incurred since receipt. Pursuant to guidance from ASC 820, the Company is required to determine the nonrecurring fair value measurement used to determine impairment of the digital assets held on the Consolidated Balance Sheets. The Company will record impairment losses as the fair value falls below the carrying value of the digital assets. The digital assets can only be marked down when impaired and not marked up when their value increases. The resulting carrying value represents the fair value of the asset. The last impairment date for the digital assets was December 31, 2022. The Company had an outstanding carrying balance of digital assets of approximately $190,717 thousand, and fair value net of impairment losses incurred of $173,215 thousand for the year ended December 31, 2022. As of December 31, 2022, the fair value of the bitcoin held as digital assets was approximately $202,409 thousand (Level 2).

In accordance with ASC 360 - “Impairment and Disposal of Long-Lived Assets” (“ASC 360”), long-lived asset (group) that is held and used must be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset (group) might not be recoverable. Due to the decrease in the cost of bitcoin mining rigs that was driven by the drop in bitcoin prices during the fourth quarter ended December 31, 2022, the Company assessed the need for an impairment write-down of it’s bitcoin miners. In accordance with ASC 360-10, the Company determined that its bitcoin miners had a carrying value in excess of fair value, and accordingly, the Company recognized an impairment charge for its bitcoin rigs of approximately $208,622 thousand for the year ended December 31, 2022. The fair value of the bitcoin rigs determined primarily using observable prices for similar assets as of December 31, 2022 was $202,409 thousand (Level 2).

NOTE 7 - INCOME TAXES

The Company accounts for income taxes under ASC 740 - “Income Taxes” (“ASC 740”), which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry-forwards. ASC 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

Income tax expense (benefit) attributable to income from continuing operations was $21,838 thousand and $22,576 thousand for the years ended December 31, 2022 and 2021, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 21%% to pretax income from continuing operations as a result of the following:

(in thousands, except percentage data)	2022		2021 (Restated)		2020
Federal income tax expense (benefit) at the statutory rate	(21.0)%	$(148,801)	(21.0)%	$(3,144)	(21.0)%	$(2,230)
State income taxes, net of federal tax expense	(1.6)%	(11,153)	49.5%	7,531	(7.0)%	(745)
Executive compensation deduction limitation	1.0%	7,358	199.0%	30,213	4.2%	444
Excess tax benefit related to share-based compensation	—%	285	(12.6)%	(1,909)	—%	—
Nondeductible other expenses	—%	14	1.5%	225	—%	—
Change in valuation allowance	18.4%	130,527	(95.3)%	(14,477)	23.9%	2,533
Prior year true-ups	—%	130	28.2%	4,281	—%	—
Other, net	—%	(198)	(1.0)%	(144)	—%	—
Income tax expense (benefit) from continuing operations	(3.2)%	$(21,838)	148.3%	$22,576	0.1%	$2

The components of the provision for income taxes are as follows:

(in thousands)	December 31, 2022	December 31, 2021 (Restated)	December 31, 2020
Current income tax expense (benefit)
Federal	$—	$—	$—
State	734	2	2
Total current income tax expense	734	2	2

Deferred expense
Federal	(141,613)	29,523	—
State	(11,486)	7,528	—
Total deferred tax expense (benefit)	(153,099)	37,051	9,080

Change in valuation allowance	130,527	(14,477)	(9,080)

Net deferred tax expense after valuation allowance (benefit)	(22,572)	22,574	—

Income tax provision (benefit)	$(21,838)	$22,576	$2

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2022 and 2021 are presented below:

(in thousands)	December 31, 2022	December 31, 2021 (Restated)
Deferred tax assets:
Tax credit carryforwards	$386	$163
Net operating loss carryforwards	48,703	25,603
Intangible assets	1,727	1,055
Stock compensation	2,133	447
Digital assets	50,106	7,446
Disallowed Interest	2,215	—
Bad debt reserve	10,039	—
Research and development costs	541	—
Accruals, reserves and other	239	269
Loan reserve	—	209
Impairment loss	36,397	—
Total gross deferred tax assets	152,486	35,192
Less valuation allowance	(130,527)	—

Net deferred tax assets	21,959	35,192

Deferred tax liabilities:
Unrealized gains	—	(18,428)
Prepaid service contracts	—	(4,395)
Property and equipment	(21,959)	(34,944)
Total gross deferred liabilities	(21,959)	(57,767)
Net deferred tax liability	$—	$(22,575)

The valuation allowance for deferred tax assets as of December 31, 2022 and 2021 was $130,527 thousand and nil, respectively. The net change in the total valuation allowance was an increase of $130,527 thousand in the year ended December 31, 2022.

At year ended December 31, 2022, the Company concluded, based upon all available evidence, it was more likely than not that it would not have sufficient future taxable income to realize the Company’s federal and state deferred tax assets. As a result, the Company established a valuation allowance against deferred tax assets that are not supported by reversing deferred tax liabilities.

At December 31, 2022, the Company has net operating loss carryforwards for federal income tax purposes of $217,503 thousand, which are available to offset future taxable income. The Company has net operating loss carryforwards for state income tax purposes of $46,983 thousand which are available to offset future state taxable income. The Company has interest carryforward in the amount of $10,076 thousand which has no expiration.

Section 382 and Section 383 of the Internal Revenue Code limit the utilization of U.S. tax attribute carryforwards following a change of control. Based on the Company’s analysis under Section 382, approximately $86,000 thousand of tax attributes is limited by Section 382/383 as of December 31, 2022. The Section 382/383 limitation in conjunction with the twenty-year carryforward limitation caused $33,500 thousand of attributes to be deemed worthless, which resulted in a write-off of the related deferred tax assets in 2021.

In addition, the Company has the following attributes and credit carryforwards:

(in thousands)	Gross Amount	Expiring
Federal net operating loss carryforwards	$3,314	2034-2035
Federal net operating loss carryforwards - indefinite life	$214,189	Indefinite
State net operating loss carryforwards	$46,983	Various
Interest carryforwards	$10,076	Indefinite

A reconciliation of the beginning and ending amount of total unrecognized tax benefits for the tax years ended December 31, 2022, and 2021 is as follows:

(in thousands)	December 31, 2022	December 31, 2021 (Restated)	December 31, 2020
Balance, beginning of year	$44	$—	$—
Increase related to prior year tax positions	21	25	—
Increase related to current year tax positions	5,187	19	—
Balance, end of year	$5,252	$44	$—

The Company has established a reserve against its federal R&D tax credits generated in 2022 and previous years. The Company has also established a reserve related to its executive compensation deduction limitation in 2022.

In addition, the Company has the following attributes and credit carryforwards:

(in thousands)	Gross Amount	Expiring
Federal net operating loss carryforwards	$345,336	2040-2042
Federal net operating loss carryforwards - indefinite life	$40,457

As of December 31, 2022, the total amount of unrecognized tax benefits was $5,252 thousand, all of which was offset against deferred tax assets. If the unrecognized tax benefits were recognized as of December 31, 2022, there would be a $5,252 thousand favorable impact that would affect the effective rate on income from continuing operations. The Company also accrues for interest and penalties on its uncertain tax positions and includes such charges in its income tax provision in the Consolidated Statements of Other Comprehensive Income (Loss). Interest and penalty expense amounted to nil and nil, respectively, in 2022 and 2021.

Total accrued interest and penalties were nil and nil, respectively, in 2022. The Company does not currently expect any of its remaining unrecognized tax benefits to be recognized in the next twelve months.

The Company files federal and state income tax returns. The 2018-2021 tax years generally remain subject to examination by the IRS and various state taxing authorities, although the Company is not currently under examination in any jurisdiction.

NOTE 8 - NET LOSS PER SHARE

Net loss per common share is calculated in accordance with ASC 260 - “Earnings Per Share” (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding, as they would be anti-dilutive.

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at December 31, 2022 and 2021 are as follows:

	For the year ended December 31,
	2022	2021 (Restated)
Warrants to purchase common stock	324,375	326,779
Restricted stock units	1,255,648	642,094
Convertible notes to exchange common stock	9,812,955	9,812,955
Total dilutive shares	11,392,978	10,781,828

The following table sets forth the computation of basic and diluted loss per share:

	For the year ended December 31,
	2022	2021 (Restated)	2020
Net loss attributable to common shareholders	$(686,740)	$(37,096)	$(10,448)

Denominator:
Weighted average common shares - basic and diluted	113,467,837	99,337,587	81,408,340
Loss per common share - basic and diluted	$(6.05)	$(0.37)	$(0.13)

NOTE 9 – COMPUTE NORTH BANKRUPTCY

On September 22, 2022, Compute North Holdings, Inc. (along with its affiliated debtors, collectively, “Compute North”), filed for chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the Southern District of Texas under chapter 11 of the U.S. Bankruptcy Code (11 U.S. Code section 101 et seq.). The Company’s financial exposure to Compute North at the time of the bankruptcy filing included:

●	Approximately $10,000 thousand in Convertible Preferred Stock of Compute North Holdings, Inc.

●	Approximately $21,000 thousand related to an unsecured Senior Promissory note with Compute North LLC.

●	Approximately $50,000 thousand in operating deposits with Compute North primarily related to the King Mountain and Wolf Hollow hosting facilities.

The Company’s financial exposure to Compute North on the date of the Bankruptcy was approximately $81,000 thousand. During the third quarter the Company assessed the impairment of these assets given the bankruptcy proceedings and estimated that the preferred stock, the unsecured loan, and approximately $8,000 thousand in deposits were fully impaired. As a result, the company recorded an impairment charge of $39,000 thousand during the third quarter of 2022. During the fourth quarter of 2022, the company estimated that an additional $16,674 thousand in deposits had likely been impaired and as such recorded an additional impairment charge.

On February 16, 2023, the Bankruptcy Court approved the Debtors Plan of Reorganization, pursuant to which Marathon’s claim has been fixed at $40,000 thousand as an unsecured claim to be paid out according to the timing and percentages within the approved Debtor’s plan.

NOTE 10 - STOCKHOLDERS’ EQUITY

Common Stock

Shelf Registration Statements on Form S-3 and At-The-Market Offering Agreements

On February 11, 2022, the Company entered into an At-The-Market Offering Agreement, or sales agreement, with H.C. Wainwright & Co., LLC (“Wainwright”) relating to shares of its common stock. In accordance with the terms of the sales agreement, the Company may offer and sell shares of our common stock having an aggregate offering price of up to $750,000 thousand from time to time through Wainwright acting as its sales agent. As of December 31, 2022, the Company had sold 42,142 thousand shares of common stock for an aggregate purchase price of $361,482 thousand, net of offering costs pursuant to this At-The-Market Offering Agreement.

Common Stock Warrants

A summary of the Company’s issued and outstanding stock warrants and changes during the year ended December 31, 2022 and 2021 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2020	287,656	$12.64	2.7
Issued	375,000	25.00	4.3
Expired	(19,792)	27.20	—
Exercised	(316,085)	14.42	—
Outstanding as of December 31, 2021 (Restated)	326,779	$25.54	3.5
Issued	—	—	—
Expired	(2,404)	52.00	—
Exercised	—	—	—
Outstanding as of December 31, 2022	324,375	25.00	2.5
Warrants exercisable as of December 31, 2022	324,375	$25.00	2.5

The aggregate intrinsic value of warrants outstanding and exercisable at December 31, 2022 and 2021 was $0 and $2,500 thousand, respectively.

Restricted Stock

A summary of the restricted stock award activity (represented by restricted stock units (RSUs) for the year ended December 31, 2022 and 2021, as follows:

Restricted Stock Units

A summary of the RSUs as of December 31, 2022 and 2021, respectively and changes during the period are presented below:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2020	566,279	$0.43
Granted	8,313,410	20.89
Vested	(8,237,595)	18.31
Nonvested at December 31, 2021 (Restated)	642,094	$35.93
Granted	1,167,339	19.35
Retired	(60,000)	42.19
Vested	(493,785)	29.87
Nonvested at December 31, 2022	1,255,648	$22.60

As of December 31, 2022, unrecognized stock-based compensation expense of approximately $15,000 thousand remains to be recognized over the weighted average period of approximately 2.3 years.

NOTE 11 – ACCRUED EXPENSES

As of December 31, 2022 and 2021, the Company’s accrued expenses consisted of the following:

(in thousands)	2022	2021 (Restated)
Interest	$1,011	$867
Non-income taxes	14,509	—
Other	6,774	1,743
Total accrued expenses	$22,294	$2,610

NOTE 12 – DEBT

Debt consists of the following:

(in thousands, except for interest rate data)	Maturity Date	Interest Rate	December 31, 2022	December 31, 2021 (Restated)
Convertible note	December 1, 2026	1%	$747,500	$747,500
Less: unamortized debt discount			(15,211)	(19,094)
Total convertible notes, net of discount			$732,289	$728,406

Revolving credit line	August 5, 2024*	Variable	—	—

Term loan	August 5, 2024*	Variable	50,000	—
Less: unamortized deferred fees			(118)	—
			$49,882	$—

Total			782,171	728,406
Less: current portion			—	—
Long term portion			$782,171	$728,406

* During the year ended December 31, 2022 and 2021, there was amortization of debt issuance costs of $3,945 thousand and $0 thousand, respectively. Interest expense was $14,980 thousand and $1,570 thousand for the years ended December 31, 2022 and 2021, respectively.

The following summarizes the Company’s repayments due on the Term loan and Convertible Note in each of the next 5 years, and thereafter (in thousands):

Year	Repayment Amount
2023	$—
2024	50,000
2025	—
2026	747,500
2027	—
Thereafter	—

RLOC and Term Loan facilities

On October 1, 2021, the Company entered into a Revolving Credit and Security Agreement with Silvergate Bank pursuant to which Silvergate agreed to loan the Company up to $100,000 thousand on a revolving basis.

On July 28, 2022, the Company entered into a new Revolving Credit and Security Agreement (the “Agreement” or “RLOC”) with Silvergate Bank (the “Bank”) pursuant to which Silvergate agreed to loan the Company up to $100,000 thousand on a revolving basis pursuant to the terms of the Agreement. This facility refinanced and replaced an existing $100,000 thousand facility the Company had in place with the Bank. On the same date the Company also entered into a $100,000 thousand principal term loan facility (the “Term Loan”). The terms of the facilities set forth in the RLOC and the Term Loan are as follows:

Initial Term:	Termination is on August 5, 2024.

Availability of the facilities:

The RLOC shall be made available from time to time to the Company for periodic draws (provided no event of default then exists) from its closing date up to and including the termination date of the Agreement.

The Company may borrow up to $100.0 million on the term loan, with $50.0 million to be made as of the Closing Date (the “Initial Draw”), and $50.0 million to be made, at Borrower’s request, on or before April 25, 2023 (the “Delayed Draw”), and subject to satisfaction of the conditions set forth in the Term Loan Agreement.

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

Unused Commitment Fee on the RLOC:	0.25% per annum of the portion of the unused Loan Commitment, payable monthly in arrears.

Renewal of the RLOC:	The RLOC may be renewed annually by agreement between the Bank and the Company, subject to (without limitation): (i) Company makes a request for renewal, in writing, no less than sixty (60) days prior to the then current maturity date, (ii) no event of default then exists, (iii) Company provides all necessary documentation to extend the RLOC, (iv) Company has paid all applicable fees related to the loan renewal, and (v) the Bank has approved such extension request according to its internal credit policies as determined by the Bank in its sole and absolute discretion.

Interest Rate and Payments for the facilities:	RLOC: Interest only to be paid monthly, with principal all due at maturity. The interest rate is defined as the higher of (i) the Floor Rate and (ii) Prime Rate plus the Applicable Margin. “Floor Rate” shall mean, as of any date of determination: (a) 5.25% for any days during an Interest Period the Loan to Value (“LTV”) Ratio is less than 40%, (b) six percent (6.00%) for any days during an Interest Period the LTV Ratio is greater than or equal to 40% and less than 55%, and (c) 6.75% for any day the LTV Ratio is greater than or equal to 55%. The Applicable Margin means at any time: (a) 1.25% for any days during an Interest Period the LTV Ratio is less than 40%, (b2.00% for any days during an Interest Period the LTV Ratio is greater than or equal to40% and less than 55%, and (c) 2.75% for any days during an Interest Period the LTV Ratio is greater than or equal to 55%.

Term Loan: Interest, which shall be due on the principal amount of the loan, at the higher of 5.75% and the Prime Rate plus 1.75%, only to be paid monthly, with principal all due at maturity.

Collateral for the facilities:	The RLOC and term loan facilities are secured by a pledge of a sufficient amount of Company’s right, title and interest in and to bitcoin stored in a custody account for the benefit of the Bank (the “Collateral Account”). The Bank will establish a Collateral Account with a regulated custodial entity (the “Custodian”) that has been approved by the Bank. The Bank and Custodian will have a custodial agreement to perfect the security interest in the pledged Collateral Account which, among other things, allows for 1) the Bank to monitor the balance of the Collateral Account and 2) allows the Bank to have exclusive control over the Collateral Account including liquidation of the collateral in the event of Company’s default under the terms of the RLOC. The Bank may also file a UCC financing statement on the pledged collateral. The Company bears the risk of loss from market value declines of its collateral pursuant to its obligation to pledge additional bitcoin if its market value declines such that outstanding borrowings under the RLOC are undercollateralized. The Company may also withdraw its collateral from the Collateral Account if market value of bitcoin increases and outstanding borrowings under the RLOC are overcollateralized or if such borrowings are repaid in whole or in part.

Minimum Advance Rates for the facilities:	At origination, the Company must ensure the Collateral Account balance has sufficient bitcoin to cause the LTV ratio to equal 65% (or less) (“Minimum Advance Rate”) on the unpaid principal balance of the facilities. If at any time the LTV ratio exceeds 75%, the Company must bring the rate of advance to the Minimum Advance Rate.

Covenants for the facilities:	The Company must maintain a minimum adjusted net worth of $350.0 million. The Company must maintain a minimum unrestricted and unencumbered cash of $25.0 million.

Convertible Note

On November 18, 2021, the Company issued $650,000 thousand principal of its 1.0% Convertible Senior Notes due 2026 (the “Notes”). The Notes were issued pursuant to, and are governed by, an indenture (the “Indenture”), dated as of November 18, 2021, between the Company and U.S. Bank National Association, as trustee (the “Trustee”). Pursuant to the purchase agreement between the Company and the initial purchasers of the Notes, the Company also granted the initial purchasers an option, for settlement within a period of 13 days from, and including, November 18, 2021 to purchase up to an additional $97,500 thousand principal of Notes, which additional Notes were purchased on November 23, 2021, for an aggregate principal amount of Notes purchased of $747,500 thousand. All references in this disclosure to “Notes” includes the Notes issued on both November 18, 2021 and November 23, 2021.

The Notes are the Company’s senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries.

The Notes accrue interest at a rate of 1.00% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on June 1, 2022. The Notes will mature on December 1, 2026, unless earlier repurchased, redeemed or converted. Before the close of business on the business day immediately before September 1, 2026, noteholders will have the right to convert their Notes only upon the occurrence of certain events. From and after September 1, 2026, noteholders may convert their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. The initial conversion rate is 13.1277 shares of common stock per $1 thousand principal amount of Notes, which represents an initial conversion price of approximately $76.17 per share of common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

The Notes will be redeemable, in whole or in part (subject to certain limitations described below), at the Company’s option at any time, and from time to time, on or after December 6, 2024 and on or before the 21st scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (2) the trading day immediately before the date the Company sends such notice. However, the Company may not redeem less than all of the outstanding Notes unless at least $100,000 thousand aggregate principal amount of Notes are outstanding and not called for redemption as of the time the Company sends the related redemption notice. In addition, calling any Note for redemption will constitute a Make-Whole Fundamental Change with respect to that Note, in which case the conversion rate applicable to the conversion of that Note will be increased in certain circumstances if it is converted during the related redemption conversion period.

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

The Notes have customary provisions relating to the occurrence of “Events of Default” (as defined in the Indenture), which include the following: (i) certain payment defaults on the Notes (which, in the case of a default in the payment of interest on the Notes, are subject to a 30-day cure period); (ii) the Company’s failure to send certain notices under the Indenture within specified periods of time; (iii) the Company’s failure to comply with certain covenants in the Indenture relating to the Company’s ability to consolidate with or merge with or into, or sell, lease or otherwise transfer, in one transaction or a series of transactions, all or substantially all of the assets of the Company and its subsidiaries, taken as a whole, to another person; (iv) a default by the Company in its other obligations or agreements under the Indenture or the Notes if such default is not cured or waived within 60 days after notice is given in accordance with the Indenture; (v) certain defaults by the Company or any of its subsidiaries with respect to indebtedness for borrowed money of at least $50,000 thousand; and (vi) certain events of bankruptcy, insolvency and reorganization involving the Company or any of its significant subsidiaries.

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

NOTE 13 – LEASES

In February 2016, the FASB issued ASU No. 2016-02 - “Leases” (“ASC 842”), and has since issued amendments thereto, related to the accounting for leases. ASC 842 establishes a right-of-use, or ROU model that requires a lessee to record a ROU asset and a lease liability on the Consolidated Balance Sheets for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the expense recognition in the Consolidated Statements of Other Comprehensive Income (Loss). Effective January 1, 2019, the Company adopted ASC 842. The Company determines if an arrangement contains a lease at inception based on whether or not the Company has the right to control the asset during the contract period and other facts and circumstances.

The Company leases office space in the United States under operating lease agreements. Office space is the Company’s only material underlying asset class under operating lease agreements. The Company has no material finance leases. Aren’t required to give exact addresses – up to us

Effective June 1, 2018, the Company rented its corporate office at 1180 North Town Center Drive, Suite 100, Las Vegas, Nevada 89144, on a month-to-month basis.

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

Effective March 1, 2022, the Company rented an office located at 300 Spectrum Center Drive, Irvine CA, 92618, for a term of 24 months.

Effective May 1, 2022, the Company rented warehouse space located at 3306 5th Street SE, East Wenatchee, Washington, 98802, for a term of 24 months.

Effective September 21, 2022, the Company rented warehouse space located at 512 N. Douglas Ave., Oklahoma City, OK, 73106, for a term of 36 months.

As of December 31, 2022, the Company’s right-of-use (“ROU”) assets and total lease liabilities were $1,276 thousand and $1,343 thousand, respectively for leases in the United States. As of December 31, 2021, the Company’s ROU assets and total lease liabilities were nil. The Company has amortized the right-of-use assets totaling $110 thousand for the year ended December 31, 2022.

Operation lease costs are recorded on a straight-line basis within operating expenses. The Company’s total lease expense is comprised of the following:

	For the year ended December 31,
(in thousands)	2022	2021 (Restated)
Operating leases
Operating lease cost	$327	$—
Operating lease expense	327	—
Short-term lease rent expense	29	31
Total rent expense	$356	$31

Additional information regarding the Company’s leasing activities as a lessee is as follows:

	For the year ended December 31,
(in thousands, except term and discount rate data)	2022	2021 (Restated)
Operating cash flows from operating leases	$67	$—
Weighted-average remaining lease term – operating leases	3.9	—
Weighted-average discount rate – operating leases	5%	—%

Year	Amount (in thousands)
2023	459
2024	362
2025	312
2026	241
2027	102
Thereafter	—
Total	1,476
Less: Imputed interest	(133)
Present value of lease liability	1,343

The Company entered into an arrangement with Applied Blockchain for the use of an energized cryptocurrency mining facility under which the Company pays for electricity per megawatt based on usage. The Company has determined that it has a lease of one of the facilities governed by this arrangement (Ellendale) as the Company has contracted to take substantially all of the output of such facility. This lease is expected to commence in the first quarter of 2023.

NOTE 14 - LEGAL PROCEEDINGS

Ho Matter

On January 14, 2021, Plaintiff Michael Ho (“Plaintiff” or “Ho”) filed a Civil Complaint for Damages and Restitution (“Complaint”) against the Company and 10 Doe Defendants. The Complaint alleges six causes of action against the Company, (1) Breach of Written Contract; (2) Breach of Implied Contract; (3) Quasi-Contract; (4) Services Rendered; (5) Intentional Interference with Prospective Economic Relations; and (6) Negligent Interference with Prospective Economic Relations, which is the one plead against “all Defendants” and is most likely to involve later named defendants. The claims arise from the same set of facts, Ho alleges that the Company profited from commercially sensitive information he shared with the Company and then it refused to compensate him for his role in securing the acquisition of a supplier of energy for the Company. On February 22, 2021, the Company responded to Mr. Ho’s Complaint with a general denial and the assertion of applicable affirmative defenses. Then, on February 25, 2021, the Company removed the action to the United States District Court in the Central District of California, where the action remains pending. The Company filed a motion for summary judgment/adjudication of all causes of action. On February 11, 2022, the Court granted the motion and dismissed Ho’s 2nd, 5th and 6th causes of action. Discovery is substantially closed. The Court held a pre-trial conference on February 24, 2022, where it vacated the March 3, 2022 trial date and ordered the parties to meet and confer on a new trial date. The Court discussed the various theories of damages maintained by the parties. In its ruling on the summary judgment motion and at the pre-trial conference on February 24, 2022, the Court noted that a jury is more likely to accept $150,000 thousand as an appropriate damages amount if liability is found, as opposed to the various theories espoused by Ho that result in multi-million-dollar recoveries. Due to outstanding issues of fact and law, it is impossible to predict the outcome at this time; however, after consulting legal counsel, the Company is confident that it will prevail in this litigation, since it did not have a contract with Mr. Ho and he did not disclose any commercially sensitive information under any mutual nondisclosure agreement that was used to structure any joint venture with energy providers. Trial is scheduled for May 2023.

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

On June 1, 2022, the Court entered an order consolidating the two derivative actions. A June 13, 2022 scheduling order provided for plaintiffs to file a consolidated complaint and for renewed motions to dismiss the consolidated shareholder derivative complaint. On November 22, 2022, before a consolidated complaint was due, plaintiffs voluntarily dismissed both actions without prejudice. On November 23, 2022, both actions were closed.

Legal Reserves

During the year ended December 31, 2022, the Company recorded a $26,000 thousand legal reserve charge related to the fair value of certain stock grants used for personal income tax reporting purposes during 2021. The majority of this reserve was related to a claim made by the Company’s former Chairman and CEO. In working on this initial claim, the Company discovered that seven other individuals were also impacted by the same issue, including one current board member and the current Chairman and CEO. The total amount of this portion of the reserve amounted to approximately $2,000 thousand. Legal settlements that were accrued but remained unpaid as of December 31, 2022 of $1,171 thousand were classified as “legal reserve payable”.

Compute North Bankruptcy

On September 22, 2022, Compute North filed for chapter 11 bankruptcy protection. Compute North provides operating services to the Company and hosts our mining rigs in multiple facilities. We delivered miners to Compute North, which then installed the mining rigs in several facilities, operated and maintained the mining rigs, and provides energy to keep the miners operating. In chapter 11, Compute North is currently seeking to sell substantially all of its assets, including its direct and indirect ownership interests in the facilities that house the Company’s miners. Compute North may also seek to assume and assign the Compute North agreements to which the Company is party to one or more third-party purchasers of Compute North’s assets or it may seek to reject such agreements. Accordingly, Compute North’s chapter 11 cases could cause a disruption in services provided by Compute North to us and, therefore, could have an adverse effect on our operations in the facilities managed by Compute North.

At this stage of Compute North’s chapter 11 cases, it is difficult to predict whether Marathon will receive any meaningful recovery on account of its claims.

NOTE 15 - RELATED PARTY TRANSACTIONS

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

On September 23, 2022, the Company made an incremental 30,000 thousand investment in Auradine, Inc., bringing its total holdings in Auradine to $35,500 thousand based upon a previously issued and disclosed SAFE instrument. Said Ouissal, a director of the Company, owns approximately 10% of the issued and outstanding shares of Auradine, and Fred Thiel, the Company’s Chairman and CEO, sits on Auradine’s Board of Directors. On November 3, 2022, the Company’s Board met and determined that Said Ouissal is no longer deemed to be an independent director of the Company. As a result, Mr. Ouissal stepped down from the Audit and Compensation Committees.

NOTE 16 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present the impacts of the restatement adjustments, as described in NOTE 2 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENT. Restated Consolidated Statements of Stockholders’ Equity are not presented as all impacted items on those statements, net income (loss), accumulated deficit, and total stockholders’ equity, are presented within the following tables. This quarterly information has been prepared on the same basis as the Consolidated Financial Statements and includes all adjustments necessary to state fairly the information for the interim periods presented, which management considers necessary for a fair presentation when read in conjunction with the Consolidated Financial Statements and notes. We believe these comparisons of consolidated quarterly selected financial data are not necessarily indicative of future performance.

Unaudited Interim Consolidated Balance Sheets

The following Unaudited Interim Consolidated Balance Sheets tables present the impacts of the restatement adjustments as of the periods ended March 31, 2021 and 2022, June 30, 2021 and 2022, and September 30, 2021 and 2022. For the impacts of the restatement adjustments for the Consolidated Balance Sheets as of December 31, 2021 refer to NOTE 2 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENT. The period ended December 31, 2022 was not subject to restatement and is presented in Part I of ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

	As of
	March 31, 2021
(in thousands)	As Reported	Restatement Adjustments	Accounting Policy Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$211,934	$—	$—	$211,934
Digital assets	10,746	(204)	—	10,542
Digital assets held in Fund	281,823	205	—	282,028
Deposits	128,869	—	—	128,869
Prepaid expenses and other current assets	2,514	—	—	2,514
Total current assets	635,886	1	—	635,887

Other assets:
Property and equipment, net	41,961	—	—	41,961
Long term prepaids	7,854	—	—	7,854
Intangible assets, net	985	—	—	985
Total other assets	50,800	—	—	50,800
TOTAL ASSETS	$686,686	$1	$—	$686,687

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$344	$—	$—	$344
Accrued expenses	643	205	—	848
Warrant liability	1,914	—	—	1,914
Total current liabilities	2,901	205	—	3,106
Long-term liabilities:
SBA PPP loan payable	63	—	—	63
Total long-term liabilities	63	—	—	63

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock	—	—	—	—
Common stock	10	—	—	10
Additional paid-in capital	716,862	—	—	716,862
Accumulated other comprehensive loss	(451)	—	—	(451)
Accumulated deficit	(32,699)	(204)	—	(32,903)
Total stockholders’ equity	683,722	(204)	—	683,518
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$686,686	$1	$—	$686,687

	As of
	June 30, 2021
(in thousands)	As Reported	Restatement Adjustments	Accounting Policy Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$170,616	$38	$—	$170,654
Digital assets	28,966	(2,148)	—	26,818
Digital assets held in Fund	166,915	111	—	167,026
Deposits	121,583	—	—	121,583
Prepaid expenses and other current assets	3,571	—	—	3,571
Total current assets	491,651	(1,999)	—	489,652
Other assets:
Property and equipment, net	80,151	—	—	80,151
Long term prepaids	11,095	—	—	11,095
Intangible assets, net	967	—	—	967
Total other assets	92,213	—	—	92,213
TOTAL ASSETS	$583,864	$(1,999)	$—	$581,865

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$437	$—	$—	$437
Accrued expenses	2,190	149	—	2,339
Warrant liability	718	—	—	718
Total current liabilities	3,345	149	—	3,494

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock	—	—	—	—
Common stock	10	—	—	10
Additional paid-in capital	722,543	—	—	722,543
Accumulated other comprehensive loss	(451)	—	—	(451)
Accumulated deficit	(141,583)	(2,148)	—	(143,731)
Total stockholders’ equity	580,519	(2,148)	—	578,371
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$583,864	$(1,999)	$—	$581,865

	As of
	September 30, 2021
(in thousands)	As Reported	Restatement Adjustments	Accounting Policy Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$32,854	$—	$—	$32,854
Digital assets	64,358	(1,597)	(2,363)	60,398
Digital assets held in Fund	208,765	144	—	208,909
Other receivable	—	—	12,710	12,710
Deposits	203,258	—	—	203,258
Digital assets, restricted	9,574	—	(9,574)	—
Prepaid expenses and other current assets	35,751	—	—	35,751
Total current assets	554,560	(1,453)	773	553,880
Other assets:
Property and equipment, net	93,932	—	—	93,932
Long term prepaids	14,900	—	—	14,900
Intangible assets, net	949	—	—	949
Total other assets	109,781	—	—	109,781
TOTAL ASSETS	$664,341	$(1,453)	$773	$663,661

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,814	$—	$—	$2,814
Accrued expenses	561	144	—	705
Warrant liability	550	—	—	550
Total current liabilities	3,925	144	—	4,069

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock	—	—	—	—
Common stock	10	—	—	10
Additional paid-in capital	824,613	—	—	824,613
Accumulated other comprehensive loss	(451)	—	—	(451)
Accumulated deficit	(163,756)	(1,597)	773	(164,580)
Total stockholders’ equity	660,416	(1,597)	773	659,592
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$664,341	$(1,453)	$773	$663,661

	As of
	March 31, 2022
(in thousands)	As Reported	Restatement Adjustments	Accounting Policy Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$117,911	$31	$—	$117,942
Restricted cash	600	—	—	600
Digital assets	135,124	(6,204)	527	129,447
Digital assets held in Fund	218,237	202	—	218,439
Other receivable	4,720	—	25,150	29,870
Deposits	40,792	—	—	40,792
Digital assets, restricted	20,437	—	(20,437)	—
Prepaid expenses and other current assets	54,765	(2,000)	—	52,765
Total current assets	592,586	(7,971)	5,240	589,855
Other assets:
Property and equipment, net	333,317	—	—	333,317
Advances to vendors	594,240	—	—	594,240
Investments	13,500	20	—	13,520
Long term prepaids	3,131	2,000	—	5,131
Right-of-use assets	1,326	—	—	1,326
Total other assets	945,514	2,020	—	947,534
TOTAL ASSETS	$1,538,100	$(5,951)	$5,240	$1,537,389

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,715	$—	$—	$7,715
Accrued expenses	4,125	517	—	4,642
Operating lease liabilities	264	—	—	264
Current portion of accrued interest	2,710	—	—	2,710
Total current liabilities	14,814	517	—	15,331
Long-term liabilities:
Notes payable	729,377	—	—	729,377
Operating lease liabilities	1,071	—	—	1,071
Deferred tax liabilities	18,724	(1,711)	1,300	18,313
Total long-term liabilities	749,172	(1,711)	1,300	748,761

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock	—	—	—	—
Common stock	11	—	—	11
Additional paid-in capital	939,742	—	—	939,742
Accumulated other comprehensive loss	(451)	451	—	—
Accumulated deficit	(165,188)	(5,208)	3,940	(166,456)
Total stockholders’ equity	774,114	(4,757)	3,940	773,297
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,538,100	$(5,951)	$5,240	$1,537,389

	As of
	June 30, 2022
(in thousands)	As Reported	Restatement Adjustments	Accounting Policy Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$86,461	$(500)	$—	$85,961
Restricted cash	3,200	—	—	3,200
Digital assets	136,836	(9,344)	—	127,492
Deposits	40,006	—	—	40,006
Digital assets, restricted	53,559	(3,657)	—	49,902
Prepaid expenses and other current assets	42,130	(1,000)	—	41,130
Total current assets	362,192	(14,501)	—	347,691
Other assets:
Property and equipment, net	314,257	(4,122)	—	310,135
Assets held for sale	14,758	—	—	14,758
Advances to vendors	800,205	—	—	800,205
Investments	17,000	(10)	—	16,990
Long term prepaids	—	1,000	—	1,000
Right-of-use assets	1,166	—	—	1,166
Total other assets	1,147,386	(3,132)	—	1,144,254
TOTAL ASSETS	$1,509,578	$(17,633)	$—	$1,491,945

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$48,577	$—	$—	$48,577
Accrued expenses	5,783	(216)	—	5,567
Short term borrowings - revolving credit line	35,000	—	—	35,000
Operating lease liabilities	162	—	—	162
Current portion of accrued interest	623	—	—	623
Total current liabilities	90,145	(216)	—	89,929
Long-term liabilities:
Notes payable	730,348	—	—	730,348
Operating lease liabilities	1,067	—	—	1,067
Deferred tax liabilities	28,571	(1,134)	1,353	28,790
Total long-term liabilities	759,986	(1,134)	1,353	760,205

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock	—	—	—	—
Common stock	11	—	—	11
Additional paid-in capital	1,016,722	—	—	1,016,722
Accumulated other comprehensive loss	(451)	451	—	—
Accumulated deficit	(356,835)	(16,734)	(1,353)	(374,922)
Total stockholders’ equity	659,447	(16,283)	(1,353)	641,811
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,509,578	$(17,633)	$—	$1,491,945

	As of
	September 30, 2022
(in thousands)	As Reported	Restatement Adjustments	Accounting Policy Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$55,339	$—	$—	$55,339
Restricted cash	8,800	—	—	8,800
Digital assets	126,418	(5,433)	—	120,985
Other receivable	1,000	—	—	1,000
Deposits	22,534	—	—	22,534
Prepaid expenses and other current assets	26,016	(1,000)	—	25,016
Total current assets	240,107	(6,433)	—	233,674

Other assets:
Property and equipment, net	403,523	(6,237)	—	397,286
Advances to vendors	687,777	—	—	687,777
Investments	37,000	(10)	—	36,990
Long term deposits	26,554	—	—	26,554
Long term prepaids	8,704	1,000	—	9,704
Right-of-use assets	1,370	—	—	1,370
Digital assets, restricted	70,743	(3,039)	—	67,704
Total other assets	1,235,671	(8,286)	—	1,227,385
TOTAL ASSETS	$1,475,778	$(14,719)	$—	$1,461,059

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$19,051	$—	$—	$19,051
Accrued expenses	2,141	45	—	2,186
Legal reserve payable	21,200	—	—	21,200
Operating lease liabilities	306	—	—	306
Current portion of accrued interest	2,844	—	—	2,844
Total current liabilities	45,542	45	—	45,587
Long-term liabilities:
Notes payable	731,319	—	—	731,319
Term loan	49,863	—	—	49,863
Operating lease liabilities	1,132	—	—	1,132
Deferred tax liabilities	22,820	(1,223)	1,367	22,964
Total long-term liabilities	805,134	(1,223)	1,367	805,278

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock	—	—	—	—
Common stock	12	—	—	12
Additional paid-in capital	1,057,798	—	—	1,057,798
Accumulated other comprehensive loss	(451)	451	—	—
Accumulated deficit	(432,257)	(13,992)	(1,367)	(447,616)
Total stockholders’ equity	625,102	(13,541)	(1,367)	610,194
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,475,778	$(14,719)	$—	$1,461,059

Unaudited Consolidated Interim Statements of Other Comprehensive Income (Loss)

The following Unaudited Interim Statements of Other Comprehensive Income (Loss) tables present the impacts of the restatement adjustments for the periods ended March 31, 2021 and 2022, June 30, 2021 and 2022, and September 30, 2021 and 2022. For the impacts of the restatement adjustments for the Statements of Other Comprehensive Income (Loss) for the period ended December 31, 2021 refer to NOTE 2 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENT. The Statements of Other Comprehensive Income (Loss) for the period ended December 31, 2022 was not subject to restatement and is presented in Part I of ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

	For the three months ended
	March 31, 2021
(in thousands, except share and per share data)	As Reported	Restatement Adjustments	Accounting Policy Adjustments	As Restated
Total revenues	$9,153	$—	$—	$9,153

Costs and expenses
Cost of revenues
Cost of revenues - energy, hosting and other	(1,668)	—	—	(1,668)
Cost of revenues - depreciation and amortization	(738)	—	—	(738)
Total cost of revenues	(2,406)	—	—	(2,406)
Operating expenses
General and administrative expenses	(53,140)	(205)	—	(53,345)
Impairment of digital assets	(662)	(204)	—	(866)
Realized and unrealized gains (losses) on digital assets held within Investment Fund	—	132,028	—	132,028
Total operating expenses	(53,802)	131,619	—	77,817
Operating loss	(47,055)	131,619	—	84,564
Change in fair value of digital assets held in Fund	131,823	(131,823)	—	—
Other non-operating income (loss)	(1,408)	—	—	(1,408)
Interest expense	(1)	—	—	(1)
Income before income taxes	83,359	(204)	—	83,155
Income tax benefit (expense)	(1)	—	—	(1)
Net income (loss)	$83,358	$(204)	$—	$83,154

Net income (loss) per share, basic:	$0.88	$—	$—	$0.88
Net income (loss) per share, diluted:	$0.87	$—	$—	$0.86
Weighted average shares outstanding, basic:	94,350,216	94,350,216	94,350,216	94,350,216
Weighted average shares outstanding, diluted:	96,251,240	96,251,240	96,251,240	96,251,240

Other comprehensive income (loss)
Foreign currency translation adjustments	—	—	—	—
Comprehensive income (loss)	$83,358	$(204)	$—	$83,154

	For the three months ended
	June 30, 2021
(in thousands, except share and per share data)	As Reported	Restatement Adjustments	Accounting Policy Adjustments	As Restated
Total revenues	$29,322	$—	$—	$29,322

Costs and expenses
Cost of revenues
Cost of revenues - energy, hosting and other	(4,056)	—	—	(4,056)
Cost of revenues - depreciation and amortization	(2,938)	—	—	(2,938)
Total cost of revenues	(6,994)	—	—	(6,994)
Operating expenses
General and administrative expenses	(6,628)	(203)	—	(6,831)
Impairment of digital assets	(11,079)	(1,944)	—	(13,023)
Realized and unrealized gains (losses) on digital assets loan receivable and digital assets	1	—	—	1
Realized and unrealized gains (losses) on digital assets held within Investment Fund	—	(114,705)	—	(114,705)
Total operating expenses	(17,706)	(116,852)	—	(134,558)
Operating income (loss)	4,622	(116,852)	—	(112,230)
Change in fair value of digital assets held in Fund	(114,908)	114,908	—	—
Other non-operating income (loss)	1,400	—	—	1,400
Interest expense	(1)	—	—	(1)
Income (loss) before income taxes	(108,887)	(1,944)	—	(110,831)
Income tax benefit (expense)	2	—	—	2
Net income (loss)	$(108,885)	$(1,944)	$—	$(110,829)

Net loss per share, basic and diluted:	$(1.09)	$(0.02)	$—	$(1.11)
Weighted average shares outstanding, basic and diluted:	99,466,946	99,466,946	99,466,946	99,466,946

Other comprehensive income (loss)
Foreign currency translation adjustments	—	—	—	—
Comprehensive income (loss)	$(108,885)	$(1,944)	$—	$(110,829)

	For the six months ended
	June 30, 2021
(in thousands, except share and per share data)	As Reported	Restatement Adjustments	Accounting Policy Adjustments	As Restated
Total revenues	$38,475	$—	$—	$38,475

Costs and expenses
Cost of revenues
Cost of revenues - energy, hosting and other	(5,724)	—	—	(5,724)
Cost of revenues - depreciation and amortization	(3,676)	—	—	(3,676)
Total cost of revenues	(9,400)	—	—	(9,400)
Operating expenses
General and administrative expenses	(59,768)	(408)	—	(60,176)
Impairment of digital assets	(11,741)	(2,148)	—	(13,889)
Realized and unrealized gains (losses) on digital assets loan receivable and digital assets	1	—	—	1
Realized and unrealized gains (losses) on digital assets held within Investment Fund	—	17,323	—	17,323
Total operating expenses	(71,508)	14,767	—	(56,741)
Operating income (loss)	(42,433)	14,767	—	(27,666)
Change in fair value of digital assets held in Fund	16,915	(16,915)	—	—
Other non-operating income (loss)	(8)	—	—	(8)
Interest expense	(2)	—	—	(2)
Income (loss) before income taxes	(25,528)	(2,148)	—	(27,676)
Income tax benefit (expense)	1	—	—	1
Net income (loss)	$(25,527)	$(2,148)	$—	$(27,675)

Net loss per share, basic and diluted:	$(0.26)	$(0.02)	$—	$(0.29)
Weighted average shares outstanding, basic and diluted:	96,922,964	96,922,964	96,922,964	96,922,964

Other comprehensive income (loss)
Foreign currency translation adjustments	—	—	—	—
Comprehensive income (loss)	(25,527)	(2,148)	—	(27,675)

	For the three months ended
	September 30, 2021
(in thousands, except share and per share data)	As Reported	Restatement Adjustments	Accounting Policy Adjustments	As Restated
Total revenues	$51,707	$624	$—	$52,331

Costs and expenses
Cost of revenues
Cost of revenues - energy, hosting and other	(5,923)	(624)	—	(6,547)
Cost of revenues - depreciation and amortization	(4,340)	—	—	(4,340)
Total cost of revenues	(10,263)	(624)	—	(10,887)
Operating expenses
General and administrative expenses	(98,999)	(237)	(428)	(99,664)
Impairment of digital assets	(6,732)	551	1,593	(4,588)
Realized and unrealized gains (losses) on digital assets loan receivable and digital assets	8	—	(392)	(384)
Realized and unrealized gains (losses) on digital assets held within Investment Fund	—	42,087	—	42,087
Total operating expenses	(105,723)	42,401	773	(62,549)
Operating income (loss)	(64,279)	42,401	773	(21,105)
Change in fair value of digital assets held in Fund	41,850	(41,850)	—	—
Other non-operating income (loss)	253	—	—	253
Income (loss) before income taxes	(22,176)	551	773	(20,852)
Income tax benefit (expense)	3	—	—	3
Net income (loss)	$(22,173)	$551	$773	$(20,849)

Net loss per share, basic and diluted:	$(0.22)	$0.01	$0.01	$(0.21)
Weighted average shares outstanding, basic and diluted:	100,803,809	100,803,809	100,803,809	100,803,809

Other comprehensive income (loss)
Foreign currency translation adjustments	—	—	—	—
Comprehensive income (loss)	(22,173)	551	773	(20,849)

	For the nine months ended
	September 30, 2021
(in thousands, except share and per share data)	As Reported	Restatement Adjustments	Accounting Policy Adjustments	As Restated
Total revenues	90,182	624	—	90,806

Costs and expenses
Cost of revenues
Cost of revenues - energy, hosting and other	(11,647)	(624)	—	(12,271)
Cost of revenues - depreciation and amortization	(8,016)	—	—	(8,016)
Total cost of revenues	(19,663)	(624)	—	(20,287)
Operating expenses
General and administrative expenses	(158,767)	—	(428)	(159,840)
Impairment of digital assets	(18,473)	(1,597)	1,593	(18,477)
Realized and unrealized gains (losses) on digital assets loan receivable and digital assets	9	—	(392)	(383)
Realized and unrealized gains (losses) on digital assets held within Investment Fund	—	59,410	—	59,410
Total operating expenses	(177,231)	57,168	773	(119,290)
Operating income (loss)	(106,712)	57,168	773	(48,771)
Change in fair value of digital assets held in Fund	58,765	(58,765)	—	—
Other non-operating income (loss)	245	—	—	245
Interest expense	(2)	—	—	(2)
Income (loss) before income taxes	(47,704)	(1,597)	773	(48,528)
Income tax benefit (expense)	4	—	—	4
Net income (loss)	(47,700)	(1,597)	773	(48,524)

Net loss per share, basic and diluted:	$(0.49)	$(0.02)	$0.01	$(0.49)
Weighted average shares outstanding, basic and diluted:	98,230,795	98,230,795	98,230,795	98,230,795

Other comprehensive income (loss)
Foreign currency translation adjustments	—	—	—	—
Comprehensive income (loss)	(47,700)	(1,597)	773	(48,524)

	For the three months ended
	December 31, 2021
(in thousands, except share and per share data)	As Reported	Restatement Adjustments	Accounting Policy Adjustments	As Restated
Total Revenues	$60,282	$8,075	$—	$68,357

Costs and expenses
Cost of revenues
Cost of revenues - energy, hosting and other	(7,145)	(8,075)	—	(15,220)
Cost of revenues - depreciation and amortization	(6,888)	—	—	(6,888)
Total cost of revenues	(14,033)	(8,075)	—	(22,108)
Operating expenses
General and administrative expenses	(13,536)	(557)	(423)	(14,516)
Impairment of digital assets	(11,080)	(851)	78	(11,853)
Realized and unrealized gains (losses) on digital assets loan receivable and digital assets	5	—	935	940
Realized and unrealized gains (losses) on digital assets held within Investment Fund	—	15,286	—	15,286
Total operating expenses	(24,611)	13,878	590	(10,143)
Operating income (loss)	21,638	13,878	590	36,106
Change in fair value of digital assets held in Fund	15,013	(15,013)	—	—
Other non-operating income (loss)	(552)	—	19	(533)
Interest expense	(1,567)	—	—	(1,567)
Income (loss) before income taxes	34,532	(1,135)	609	34,006
Income tax benefit (expense)	(23,006)	781	(354)	(22,579)
Net income (loss)	$11,526	$(354)	$255	$11,427

Net income per share, basic:	$0.11	$—	$—	$0.11
Net income per share, diluted:	$0.10	$—	$—	$0.10
Weighted average shares outstanding, basic:	102,620,749	102,620,749	102,620,749	102,620,749
Weighted average shares outstanding, diluted:	113,402,577	113,402,577	113,402,577	113,402,577

Other comprehensive income (loss)
Foreign currency translation adjustments	—	(451)	—	(451)
Comprehensive income (loss)	11,526	(805)	255	10,976

	For the three months ended
	March 31, 2022
(in thousands, except share and per share data)	As Reported	Restatement Adjustments	Accounting Policy Adjustments	As Restated
Total revenues	$51,718	$5	$—	$51,723

Costs and expenses
Cost of revenues
Cost of revenues - energy, hosting and other	(12,517)	(5)	—	(12,522)
Cost of revenues - depreciation and amortization	(13,877)	—	—	(13,877)
Total cost of revenues	(26,394)	(5)	—	(26,399)
Operating expenses
General and administrative expenses	(13,980)	(214)	(1,322)	(15,516)
Impairment of digital assets	(19,551)	(3,756)	5,660	(17,647)
Impairment of patents	(919)	—	—	(919)
Realized and unrealized gains (losses) on digital assets loan receivable and digital assets	—	—	(461)	(461)
Realized and unrealized gains (losses) on digital assets held within Investment Fund	—	(5,328)	—	(5,328)
Total operating expenses	(34,450)	(9,298)	3,877	(39,871)
Operating income ( loss)	(9,126)	(9,298)	3,877	(14,547)
Change in fair value of digital assets held in Fund	(5,542)	5,542	—	—
Other non-operating income (loss)	227	20	—	247
Interest expense	(2,814)	—	—	(2,814)
Income (loss) before income taxes	(17,255)	(3,736)	3,877	(17,114)
Income tax benefit (expense)	4,296	930	(965)	4,261
Net income (loss)	$(12,959)	$(2,806)	$2,912	$(12,853)

Net loss per share, basic and diluted:	$(0.13)	$(0.03)	$0.03	$(0.12)
Weighted average shares outstanding, basic and diluted:	103,102,596	103,102,596	103,102,596	103,102,596

Other comprehensive income (loss)
Foreign currency translation adjustments	—	—	—	—
Comprehensive income (loss)	(12,959)	(2,806)	2,912	(12,853)

	For the three months ended
	June 30, 2022
(in thousands, except share and per share data)	As Reported	Restatement Adjustments	Accounting Policy Adjustments	As Restated
Total revenues	$24,922	$1	$—	$24,923

Costs and expenses
Cost of revenues
Cost of revenues - energy, hosting and other	(16,685)	(1)	—	(16,686)
Cost of revenues - depreciation and amortization	(24,710)	—	—	(24,710)
Total cost of revenues	(41,395)	(1)	—	(41,396)
Operating expenses
General and administrative expenses	(12,420)	(221)	2,173	(10,468)
Impairment of digital assets	(127,590)	(6,797)	6,586	(127,801)
Realized and unrealized gains (losses) on digital assets loan receivable and digital assets	—	—	(13,999)	(13,999)
Gain on sale of equipment, net of disposals	58,182	(4,122)	—	54,060
Realized and unrealized gains (losses) on digital assets held within Investment Fund	—	(79,689)	—	(79,689)
Total operating expenses	(81,828)	(90,829)	(5,240)	(177,897)
Operating income (loss)	(98,301)	(90,829)	(5,240)	(194,370)
Change in fair value of digital assets held in Fund	(79,910)	79,910	—	—
Other non-operating income (loss)	165	(30)	—	135
Interest expense	(3,748)	—	—	(3,748)
Income (loss) before income taxes	(181,794)	(10,949)	(5,240)	(197,983)
Income tax benefit (expense)	(9,852)	(577)	(54)	(10,483)
Net income (loss)	$(191,646)	$(11,526)	$(5,294)	$(208,466)

Net loss per share, basic and diluted:	$(1.75)	$(0.11)	$(0.05)	$(1.90)
Weighted average shares outstanding, basic and diluted:	109,437,293	109,437,293	109,437,293	109,437,293

Other comprehensive income (loss)
Foreign currency translation adjustments	—	—	—	—
Comprehensive income (loss)	(191,646)	(11,526)	(5,294)	(208,466)

	For the six months ended
	June 30, 2022
(in thousands, except share and per share data)	As Reported	Restatement Adjustments	Accounting Policy Adjustments	As Restated
Total revenues	$76,640	$6	$—	$76,646

Costs and expenses
Cost of revenues
Cost of revenues - energy, hosting and other	(29,202)	(6)	—	(29,208)
Cost of revenues - depreciation and amortization	(38,587)	—	—	(38,587)
Total cost of revenues	(67,789)	(6)	—	(67,795)
Operating expenses
General and administrative expenses	(26,400)	(435)	851	(25,984)
Impairment of digital assets	(147,141)	(10,553)	12,246	(145,448)
Impairment of patents	(919)	—	—	(919)
Realized and unrealized gains (losses) on digital assets loan receivable and digital assets	—	—	(14,460)	(14,460)
Gain on sale of equipment, net of disposals	58,182	(4,122)	—	54,060
Realized and unrealized gains (losses) on digital assets held within Investment Fund	—	(85,017)	—	(85,017)
Total operating expenses	(116,278)	(100,127)	(1,363)	(217,768)
Operating income (loss)	(107,427)	(100,127)	(1,363)	(208,917)
Change in fair value of digital assets held in Fund	(85,452)	85,452	—	—
Other non-operating income (loss)	392	(10)	—	382
Interest expense	(6,562)	—	—	(6,562)
Income (loss) before income taxes	(199,049)	(14,685)	(1,363)	(215,097)
Income tax benefit (expense)	(5,556)	353	(1,019)	(6,222)
Net income (loss)	$(204,605)	$(14,332)	$(2,382)	$(221,319)

Net loss per share, basic and diluted:	$(1.93)	$(0.14)	$(0.02)	$(2.09)
Weighted average shares outstanding, basic and diluted:	106,101,762	106,101,762	106,101,762	106,101,762

Other comprehensive income (loss)
Foreign currency translation adjustments	—	—	—	—
Comprehensive income (loss)	(204,605)	(14,332)	(2,382)	(221,319)

	For the three months ended
	September 30, 2022
(in thousands, except share and per share data)	As Reported	Restatement Adjustments	Accounting Policy Adjustments	As Restated
Total revenues	$12,690	$—	$—	$12,690

Costs and expenses
Cost of revenues
Cost of revenues - energy, hosting and other	(13,773)	—	—	(13,773)
Cost of revenues - depreciation and amortization	(26,295)	—	—	(26,295)
Total cost of revenues	(40,068)	—	—	(40,068)
Operating expenses
General and administrative expenses	(12,118)	(28)	—	(12,146)
Legal reserves	(24,960)	—	—	(24,960)
Impairment of deposits due to vendor bankruptcy filing	(7,987)	—	—	(7,987)
Impairment of digital assets	(5,904)	4,529	—	(1,375)
Gain on sale of equipment, net of disposals	31,935	(2,115)	—	29,820
Total operating expenses	(19,034)	2,386	—	(16,648)
Operating income (loss)	(46,412)	2,386	—	(44,026)
Impairment of loan and investment due to vendor bankruptcy filing	(31,013)	—	—	(31,013)
Change in fair value of digital assets held in Fund	(234)	234	—	—
Other non-operating income (loss)	238	—	—	238
Interest expense	(3,752)	—	—	(3,752)
Income (loss) before income taxes	(81,173)	2,620	—	(78,553)
Income tax benefit (expense)	5,750	122	(14)	5,858
Net income (loss)	$(75,423)	$2,742	$(14)	$(72,695)

Net loss per share, basic and diluted:	$(0.65)	$0.02	$—	$(0.62)
Weighted average shares outstanding, basic and diluted:	116,533,816	116,533,816	116,533,816	116,533,816

Other comprehensive income (loss)
Foreign currency translation adjustments	—	—	—	—
Comprehensive income (loss)	(75,423)	2,742	(14)	(72,695)

	For the nine months ended
	September 30, 2022
(in thousands, except share and per share data)	As Reported	Restatement Adjustments	Accounting Policy Adjustments	As Restated
Total revenues	$89,330	$6	$—	$89,336

Costs and expenses
Cost of revenues
Cost of revenues - energy, hosting and other	(42,975)	(6)	—	(42,981)
Cost of revenues - depreciation and amortization	(64,882)	—	—	(64,882)
Total cost of revenues	(107,857)	(6)	—	(107,863)
Operating expenses
General and administrative expenses	(38,518)	(463)	851	(38,130)
Legal reserves	(24,960)	—	—	(24,960)
Impairment of deposits due to vendor bankruptcy filing	(7,987)	—	—	(7,987)
Impairment of digital assets	(153,045)	(6,024)	12,246	(146,823)
Impairment of patents	(919)	—	—	(919)
Realized and unrealized gains (losses) on digital assets loan receivable and digital assets	—	—	(14,460)	(14,460)
Gain on sale of equipment, net of disposals	90,117	(6,237)	—	83,880
Realized and unrealized gains (losses) on digital assets held within Investment Fund	—	(85,017)	—	(85,017)
Total operating expenses	(135,312)	(97,741)	(1,363)	(234,416)
Operating income (loss)	(153,839)	(97,741)	(1,363)	(252,943)
Change in fair value of digital assets held in Fund	(85,686)	85,686	—	—
Other non-operating income (loss)	630	(10)	—	620
Impairment of loan and investment due to vendor bankruptcy filing	(31,013)	—	—	(31,013)
Interest expense	(10,314)	—	—	(10,314)
Income (loss) before income taxes	(280,222)	(12,065)	(1,363)	(293,650)
Income tax benefit (expense)	194	475	(1,033)	(364)
Net income (loss)	$(280,028)	$(11,590)	$(2,396)	$(294,014)

Net loss per share, basic and diluted:	$(2.56)	$(0.11)	$(0.02)	$(2.69)
Weighted average shares outstanding, basic and diluted:	109,492,865	109,492,865	109,492,865	109,492,865

Other comprehensive income (loss)
Foreign currency translation adjustments	—	—	—	—
Comprehensive income (loss)	(280,028)	(11,590)	(2,396)	(294,014)

For the three months ended
(in thousands, except share and per share data)	December 31, 2022
Total revenues	$28,417

Costs and expenses
Cost of revenues
Cost of revenues - energy, hosting and other	(29,736)
Cost of revenues - depreciation and amortization	(13,827)
Total cost of revenues	(43,563)
Operating expenses
General and administrative expenses	(18,609)
Legal reserves	(1,171)
Impairment of deposits due to vendor bankruptcy filing	(16,674)
Impairment of digital assets	(26,392)
Impairment of mining equipment and advances to vendors	(332,933)
Total operating expenses	(395,779)
Operating income (loss)	(410,925)
Other non-operating income (loss)	663
Interest expense	(4,666)
Income (loss) before income taxes	(414,928)
Income tax benefit (expense)	22,202
Net loss	$(392,726)

Net income (loss) per share, basic and diluted:	$(3.14)
Weighted average shares outstanding, basic and diluted:	125,263,133

Unaudited Interim Consolidated Statements of Cash Flows

The following Unaudited Interim Consolidated Statement of Cash Flow tables present the impacts of the restatement adjustments for the periods ended March 31, 2021 and 2022, June 30, 2021 and 2022, and September 30, 2021 and 2022. For the impacts of the restatement adjustments for the Consolidated Statement of Cash Flows for the period ended December 31, 2021 refer to NOTE 2 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENT. The Consolidated Statements of Cash Flows for the period ended December 31, 2022 was not subject to restatement and is presented in Part I of ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

	For the three months ended
	March 31, 2021
(in thousands)	As Reported	Restatement Adjustments	Accounting Policy Adjustments	As Restated
Cash flows from operating activities
Net income	83,358	(204)	—	83,154
Adjustments to reconcile net less to net cash used in operating activities:
Realized and unrealized losses (gains) on digital assets held within Investment Fund	—	(131,823)	—	(131,823)
Change in fair value of digital assets held in Investment Fund	(131,823)	131,823	—	—
Impairment of digital assets	662	204	—	866
Other adjustment from operations, net	—	(205)	—	(205)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(14)	205	—	191
All other adjustments to reconcile net loss to net cash used in operating activities	44,733	—	—	44,733
Net cash used in operating activities	(3,084)	—	—	(3,084)

Cash flows from investing activities

All other adjustments to reconcile net loss to net cash used in investing activities	(238,662)	—	—	(238,662)
Net cash used in investing activities	(238,662)	—	—	(238,662)

Cash flows from financing activities

All other adjustments to reconcile net loss to net cash used in financing activities	312,357	—	—	312,357
Net cash used in financing activities	312,357	—	—	312,357

Net (decrease) increase in cash, cash equivalents, and restricted cash	70,611	—	—	70,611
Cash, cash equivalents, and restricted cash — beginning of period	141,323	—	—	141,323
Cash, cash equivalents, and restricted cash — end of period	211,934	—	—	211,934

	For the six months ended
	June 30, 2021
(in thousands)	As Reported	Restatement Adjustments	Accounting Policy Adjustments	As Restated
Cash flows from operating activities
Net loss	(25,527)	(2,148)	—	(27,675)
Adjustments to reconcile net less to net cash used in operating activities:
Realized and unrealized losses (gains) on digital assets held within Investment Fund	—	(17,323)	—	(17,323)
Change in fair value of digital assets held in Investment Fund	(16,915)	16,915	—	—
Impairment of digital assets	11,741	2,148	—	13,889
Other adjustment from operations, net	859	296	—	1,155
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	1,627	150	—	1,777
All other adjustments to reconcile net loss to net cash used in operating activities	21,423	—	—	21,423
Net cash used in operating activities	(6,792)	38	—	(6,754)

Cash flows from investing activities

All other adjustments to reconcile net loss to net cash used in investing activities	(272,462)	—	—	(272,462)
Net cash used in investing activities	(272,462)	—	—	(272,462)

Cash flows from financing activities

All other adjustments to reconcile net loss to net cash used in financing activities	308,547	—	—	308,547
Net cash used in financing activities	308,547	—	—	308,547

Net (decrease) increase in cash, cash equivalents, and restricted cash	29,293	38	—	29,331
Cash, cash equivalents, and restricted cash — beginning of period	141,323	—	—	141,323
Cash, cash equivalents, and restricted cash — end of period	170,616	38	—	170,654

	For the nine months ended
	September 30, 2021
(in thousands)	As Reported	Restatement Adjustments	Accounting Policy Adjustments	As Restated
Cash flows from operating activities
Net loss	(47,700)	(1,597)	773	(48,524)
Adjustments to reconcile net less to net cash used in operating activities:
Realized and unrealized losses (gains) on digital assets held within Investment Fund	—	(59,410)	—	(59,410)
Realized and unrealized gains (losses) on digital assets loan receivable and digital assets	(9)	—	392	383
Change in fair value of digital assets held in Investment Fund	(58,765)	58,765	—	—
Impairment of digital assets	18,473	1,596	(1,593)	18,476
Other adjustment from operations, net	—	502	—	502
Changes in operating assets and liabilities:				—
Prepaid expenses and other assets	(28,700)	—	428	(28,272)
Accounts payable and accrued expenses	2,375	144	—	2,519
All other adjustments to reconcile net loss to net cash used in operating activities	70,411	—	—	70,411
Net cash used in operating activities	(43,915)	—	—	(43,915)

Cash flows from investing activities

All other adjustments to reconcile net loss to net cash used in investing activities	(372,223)	—	—	(372,223)
Net cash used in investing activities	(372,223)	—	—	(372,223)

Cash flows from financing activities

All other adjustments to reconcile net loss to net cash used in financing activities	307,669	—	—	307,669
Net cash used in financing activities	307,669	—	—	307,669

Net (decrease) increase in cash, cash equivalents, and restricted cash	(108,469)	—	—	(108,469)
Cash, cash equivalents, and restricted cash — beginning of period	141,323	—	—	141,323
Cash, cash equivalents, and restricted cash — end of period	32,854	—	—	32,854

	For the three months ended
	March 31, 2022
(in thousands)	As Reported	Restatement Adjustments	Accounting Policy Adjustments	As Restated
Cash flows from operating activities
Net loss	(12,959)	(2,806)	2,912	(12,853)
Adjustments to reconcile net less to net cash used in operating activities:
Deferred tax benefit	(4,296)	(930)	965	(4,261)
Realized and unrealized losses (gains) on digital assets held within Investment Fund	—	5,328	—	5,328
Realized and unrealized gains (losses) on digital assets loan receivable and digital assets	—	—	461	461
Change in fair value of digital assets held in Investment Fund	5,542	(5,542)	—	—
Impairment of digital assets	19,551	3,756	(5,660)	17,647
Other adjustment from operations, net	—	(222)	—	(222)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(6,211)	—	1,322	(4,889)
Accounts payable and accrued expenses	(1,087)	447	—	(640)
All other adjustments to reconcile net loss to net cash used in operating activities	(26,599)	—	—	(26,599)
Net cash used in operating activities	(26,059)	31	—	(26,028)

Cash flows from investing activities

All other adjustments to reconcile net loss to net cash used in investing activities	(209,425)	—	—	(209,425)
Net cash used in investing activities	(209,425)	—	—	(209,425)

Cash flows from financing activities

All other adjustments to reconcile net loss to net cash used in financing activities	85,473	—	—	85,473
Net cash used in financing activities	85,473	—	—	85,473

Net (decrease) increase in cash, cash equivalents, and restricted cash	(150,011)	31	—	(149,980)
Cash, cash equivalents, and restricted cash — beginning of period	268,522	—	—	268,522
Cash, cash equivalents, and restricted cash — end of period	118,511	31	—	118,542

	For the six months ended
	June 30, 2022
(in thousands)	As Reported	Restatement Adjustments	Accounting Policy Adjustments	As Restated
Cash flows from operating activities
Net loss	(204,605)	(14,332)	(2,382)	(221,319)
Adjustments to reconcile net less to net cash used in operating activities:
Gain on sale of assets	(58,182)	4,122	—	(54,060)
Deferred tax expense	5,550	(353)	1,019	6,216
Realized and unrealized losses (gains) on digital assets held within Investment Fund	—	85,017	—	85,017
Realized and unrealized gains (losses) on digital assets loan receivable and digital assets	—	—	14,460	14,460
Change in fair value of digital assets held in Investment Fund	85,452	(85,452)	—	—
Impairment of digital assets	147,141	10,552	(12,246)	145,447
Other adjustment from operations, net	498	447	—	945
Changes in operating assets and liabilities:				—
Prepaid expenses and other assets	(1,269)	—	(851)	(2,120)
All other adjustments to reconcile net loss to net cash used in operating activities	(15,424)	—	—	(15,424)
Net cash used in operating activities	(40,839)	1	—	(40,838)

Cash flows from investing activities

Deconsolidation of Fund	—	(500)	—	(500)
All other adjustments to reconcile net loss to net cash used in investing activities	(334,020)	—	—	(334,020)
Net cash used in investing activities	(334,020)	(500)	—	(334,520)

Cash flows from financing activities

All other adjustments to reconcile net loss to net cash used in financing activities	195,998	—	—	195,998
Net cash used in financing activities	195,998	—	—	195,998

Net (decrease) increase in cash, cash equivalents, and restricted cash	(178,861)	(499)	—	(179,360)
Cash, cash equivalents, and restricted cash — beginning of period	268,522	—	—	268,522
Cash, cash equivalents, and restricted cash — end of period	89,661	(499)	—	89,162

	For the nine months ended
	September 30, 2022
(in thousands)	As Reported	Restatement Adjustments	Accounting Policy Adjustments	As Restated
Cash flows from operating activities
Net loss	(280,028)	(11,590)	(2,396)	(294,014)
Adjustments to reconcile net less to net cash used in operating activities:
Gain on Sale of Asset, net of disposals	(90,117)	6,237	—	(83,880)
Deferred tax expense	(194)	(475)	1,033	364
Realized and unrealized losses (gains) on digital currencies held within Investment Fund	—	85,017	—	85,017
Realized and unrealized gains (losses) on digital assets loan receivable and digital assets	—	—	14,460	14,460
Change in fair value of digital assets held in Investment Fund	85,686	(85,686)	—	—
Impairment of digital currencies	153,045	6,023	(12,246)	146,822
Other adjustment from operations, net	898	1,181	—	2,079
Changes in operating assets and liabilities:				—
Prepaid expenses and other assets	(30,583)	—	(851)	(31,434)
Accounts payable and accrued expenses	8,094	(206)	—	7,888
All other adjustments to reconcile net loss to net cash used in operating activities	68,956	—	—	68,956
Net cash used in operating activities	(84,243)	501	—	(83,742)

Cash flows from investing activities

Deconsolidation of Fund	—	(500)	—	(500)
All other adjustments to reconcile net loss to net cash used in investing activities	(368,073)	—	—	(368,073)
Net cash used in investing activities	(368,073)	(500)	—	(368,573)

Cash flows from financing activities

All other adjustments to reconcile net loss to net cash used in financing activities	247,899	—	—	247,899
Net cash used in financing activities	247,899	—	—	247,899

Net (decrease) increase in cash, cash equivalents, and restricted cash	(204,417)	1	—	(204,416)
Cash, cash equivalents, and restricted cash — beginning of period	268,556	—	—	268,556
Cash, cash equivalents, and restricted cash — end of period	64,139	1	—	64,140

NOTE 17 – SUBSEQUENT EVENTS

On January 27, 2023, the Company and FSI entered into an Agreement regarding formation of an Abu Dhabi Global Markets company (the “ADGM Entity”), whose purpose shall be to jointly (a) establish and operate one or more mining facilities for digital assets; and (b) mine digital assets. The initial project by the ADGM Entity shall consist of two digital asset mining sites comprising 250 MW in Abu Dhabi, and the initial equity ownership in the ADGM Entity shall be 80% FSI and 20% the Company, and capital contributions will be made, subject to the satisfaction or waiver of certain conditions, during the 2023 development period in those proportions, consisting of both cash and in kind, in amounts of approximately $406,000 thousand in aggregate.

On February 6, 2023, the Company provided Silvergate Bank with the required 30-day notice stating the Company’s intent to prepay the outstanding balance on its term loan facility as well as the Company’s intent to terminate the term loan facility. The Company and Silvergate subsequently agreed to also terminate the revolving line of credit (“RLOC”) facility. On March 8, 2023, the term loan prepayment was completed, and the Company’s term loan and RLOC facilities with Silvergate Bank were terminated.

On March 12, 2023, Signature Bank was closed by its state chartering authority, the New York State Department of Financial Services. On the same date the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver and transferred all customer deposits and substantially all of the assets of Signature Bank to Signature Bridge Bank, N.A., a full-service bank that is being operated by the FDIC. The Company automatically became a customer of Signature Bridge Bank, N.A. as part of this action. The Company held approximately $142,000 thousand cash deposits at Signature Bridge Bank, N.A.as of March 12, 2023. Normal banking activities resumed on Monday, March 13, 2023.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, with the goal being that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were ineffective as of December 31, 2022.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework in the 2013 COSO framework.

Based on this evaluation, management identified a weakness in internal control over financial reporting related to the application and interpretation of generally accepted accounting principles (“GAAP”) primarily in the areas of consolidation, impairment of digital assets, disposal of property and equipment and principal versus agent considerations in revenue recognition. In addition, the Company has not designed or implemented user access controls to ensure appropriate segregation of duties, or program change management controls for certain financially relevant systems impacting the Company’s processes around revenue recognition and digital assets to ensure that IT program and data changes affecting the Company’s (i) financial IT applications, (ii) digital currency mining equipment, and (iii) underlying accounting records, are identified, tested, authorized and implemented appropriately to validate that data produced by its relevant IT system(s) were complete and accurate. Automated process-level controls and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency. The Company has also not effectively designed a key manual control to detect material misstatements in revenue.

The material weakness related to the application and interpretation of GAAP, as described above, resulted in a material misstatement to the Company’s previously issued consolidated financial statements. The material weakness associated with the manual control over revenue recognition did not result in a material misstatement to the Company’s previously issued consolidated financial statements, nor in the consolidated financial statements included in this Annual Report on Form 10-K.

As a result of the material weaknesses outlined above, the report of our independent registered public accounting firm for the fiscal year ended December 31, 2022, Marcum LLP, regarding its audit of our internal control over financial reporting as of December 31, 2022, which is included below under the heading “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting”, expresses an adverse opinion on our internal control over financial reporting as of December 31, 2022.

Remediation

Our Board of Directors, Audit Committee and management take internal control over financial reporting and the integrity of our financial statements seriously.

Management is responsible its assessment of the effectiveness of internal controls over financial reporting and is committed to improving its controls related to the material weaknesses described above, such that these controls are designed, implemented, and operating effectively. In order to achieve the timely implementation of the above, Management has commenced the following actions and will continue to assess additional opportunities for remediation on an ongoing basis:

●	Continue the process we started during 2022 of adding to our internal resources to enhance our capabilities in the areas of technical accounting, financial reporting, and internal controls
●	Continue the process started during 2022 of utilizing external third-party technical accounting resources to supplement our ability to interpret and apply GAAP as we continue to build our internal capabilities in these areas
●	Continue to utilize external third-party audit and SOX 404 implementation firms to enable the company to improve the Company’s controls related to our material weaknesses.
●	Continue to evaluate existing processes, and implement new processes and controls where necessary in connection with remediating our material weaknesses, such that these controls are designed, implemented, and operating effectively.

We recognize that the material weaknesses in our internal control over financial reporting will not be considered remediated until the remediate controls operate for a sufficient period of time and can be tested and concluded by management to be designed and operating effectively. Because our remediation efforts are ongoing, we cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts.

We continue to evaluate and work to improve our internal control over financial reporting related to the identified material weaknesses and management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above. In addition, we will report the progress and status of the above remediation efforts to the Audit Committee on a periodic basis.

Change in Internal Control Over Financial Reporting

Other than what is disclosed above there were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders and Board of Directors of

Marathon Digital Holdings, Inc.

Adverse Opinion on Internal Control over Financial Reporting

We have audited Marathon Digital Holdings, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in “Management’s Annual Report on Internal Control Over Financial Reporting”:

The Company had a material weakness related to the application and interpretation of generally accepted accounting principles primarily in the areas of consolidation, impairment of digital assets, disposal of property and equipment, and principal versus agent considerations in revenue recognition.

In addition, the Company has not designed or implemented user access controls to ensure appropriate segregation of duties or program change management controls for certain financially relevant systems impacting the Company’s processes around revenue recognition and digital assets to ensure that IT program and data changes affecting the Company’s (i) financial IT applications, (ii) digital currency mining equipment, and (iii) underlying accounting records, are identified, tested, authorized and implemented appropriately to validate that data produced by its relevant IT system(s) were complete and accurate. Automated process-level controls and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency. The Company has also not effectively designed a manual key control to detect material misstatements in revenue.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the fiscal December 31, 2022 consolidated financial statements, and this report does not affect our report dated March 16, 2023 on those financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2022 and 2021 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, of the Company, and our report dated March 16, 2023 expressed an unqualified opinion on those financial statements.

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

March 16, 2023

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the information provided under the headings “Executive Officers of the Company,” “Election of Directors – Nominees,” and “Corporate Governance and the Board of Directors and its Committees” in our definitive proxy statement on Schedule 14A to be filed with the SEC not later than 120 days after the fiscal year ended December 31, 2022 (the “2023 Proxy Statement”).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information provided under the headings “Executive Officers of the Company,” “Election of Directors – Nominees,” and “Corporate Governance and the Board of Directors and its Committees” in our 2023 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information provided under the headings “Executive Officers of the Company,” “Election of Directors – Nominees,” and “Corporate Governance and the Board of Directors and its Committees” in our 2023 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information provided under the headings “Executive Officers of the Company,” “Election of Directors – Nominees,” and “Corporate Governance and the Board of Directors and its Committees” in our 2023 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information provided under the headings “Executive Officers of the Company,” “Election of Directors – Nominees,” and “Corporate Governance and the Board of Directors and its Committees” in our 2023 Proxy Statement.

PART IV

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company dated November 25, 2011. (1)
3.2	Certificate of Amendment to Articles of Incorporation dated February 15, 2013. (2)
3.3	Certificate of Amendment to Amended and Restated Articles of Incorporation dated July 18, 2013 (3)
3.4	Certificate of Amendment to Articles of Incorporation dated October 25, 2017. (4)
3.5	Amended and Restated Bylaws of the Company dated November 25, 2011. (5)
3.6	Certificate of Amendment to Articles of Incorporation dated April 8, 2019 (48)
4.1	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock. (6)
4.2	Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of 0% Series E Convertible Preferred Stock. (7)
4.3	Certificate of Correction to Certificate of Designation of Rights, Powers, Preferences, Privileges and Restrictions of 0% Series E Convertible Preferred Stock. (8)
4.4	Form of proposed Certificate of Designation of Preferences, Rights and Limitations of 0% Series E-1 Convertible Preferred Stock. (9)
4.5	Form of Underwriter’s Warrant (51)
4.6	Indenture, dated as of November 18, 2021, between Marathon Digital Holdings, Inc. and U.S. Bank National Association, as trustee and Form of Certificate with Respect Thereto(66)
4.7	Form of At The Market Offering Agreement (70)
4.8	Amendment to Bylaws (74)
10.1	Form of Unit Purchase Agreement dated as of August 14, 2017. (10)
10.2	Form of Registration Rights Agreement dated as of August 14, 2017. (11)
10.3	Form of 5% Convertible Promissory Note dated August 14, 2017. (12)
10.4	Form of Common Stock Purchase Warrant dated August 14, 2017. (13)
10.5	Form of Exchange Agreement dated as of July 16, 2017. (14)
10.6	Form of Exchange Agreement dated as of August 7, 2017. (15)
10.7	Form of Exchange Agreement dated as of November 28, 2017. (16)
10.8	Amended and Restated Croxall Retention Agreement dated August 30, 2017. (17)
10.9	Retention Agreement with Francis Knuettel II dated August 31, 2017. (18)
10.10	Employment Agreement with James Crawford dated August 31, 2017. (19)
10.11	Consulting Termination and Release Agreement with Erich Spangenberg dated August 31, 2017. (20)
10.12	Consulting Agreement dated August 31, 2017 with Page Innovations, LLC. (21)
10.13	Form of Lock-up Agreement with Doug Croxall dated September 7, 2017. (22)
10.14	Letter agreement with Revere Investments L.P., dated October 31, 2017. (23)
10.15	Agreement and Plan of Merger dated as of November 1, 2017. (24)
10.16	Amendment to Croxall Retention Agreement dated November 1, 2017. (25)
10.17	Voting and Standstill Agreement with Doug Croxall dated November 1, 2017. (26)
10.18	CF Marathon LLC Limited Liability Company Agreement dated as of October 20, 2017. (27)
10.19	First Amendment to Amended and Restated Revenue Sharing and Securities Purchase Agreement and Restructuring Agreement dated as of August 3, 2017. (28)
10.20	M&A Advisory Agreement with Palladium Capital Advisors, LLC, dated November 13, 2017. (29)
10.21	CIARA Technologies Agreement. (Confidential Treatment Requested) (30)
10.22	Master Services Agreement with Hypertec Systems Inc. dated December 15, 2017. (Confidential Treatment Requested) (31)
10.23	Engagement Letter with Roth Capital Partners, LLC dated December 7, 2017. (32)
10.24	Fairness Opinion dated December 13, 2017. (33)

10.25	Form of Securities Purchase Agreement. (34)
10.26	Form of Securities Purchase Agreement. (35)
10.27	Patent Rights Purchase and Assignment Agreement with XpresSpa Group, Inc. dated January 11, 2018. (36)
10.28	Amendment No. 1 to Agreement and Plan of Merger dated January 23, 2018. (37)
10.29	Lease Agreement, by and between 9349-0001 Quebec Inc. and Cryptoespace Inc., dated November 11, 2017. (38)
10.30	Assignment and Assumption Agreement, by and between Blocespace Inc. and Marathon Crypto Mining, Inc., dated February 12, 2018 (39)
10.31	Settlement Agreement and Release of Claims, dated March 8, 2018. (40)
10.32	Amendment No. 2 to Agreement and Plan of Merger, dated March 19, 2018. (41)
10.33	Amended and Restated Agreement and Plan of Merger, dated April 3, 2018. (42)
10.34	Executive Employment Agreement (46)
10.35	Executive Employment Agreement (47)
10.36	At the Market Offering Agreement with HC Wainwright & Co., dated July 2019 (49)
10.37	Asset Purchase Agreement with SelectGreen, Ltd., dated August 2019 (50)
10.38	Form of Lockup Agreement (51)
10.39	Form of At the Market Agreement (52)
10.40	Sales and Purchase Agreement between the Company and Bitmain (53)
10.41	Executive Employment Agreement between the Company and Simeon Salzman (54)
10.42	Sales and Purchase Agreement between the Company and Bitmain (55)
10.43	Sales and Purchase Agreement between the Company and Bitmain (56)
10.44	Form of At the Market Agreement (57)
10.45	Sales and Purchase Agreement between the Company and Bitmain (58)
10.46	Employment Agreement with Fred Thiel (60)
10.47	Intentionally omitted
10.48	Binding Letter of Intent with Compute North, LLC (62)
10.49	Purchase Agreement dated July 30, 2021 (63)
10.50	Master Securities Loan Agreement between the Company and NYDIG Funding, LLC, dated August 27, 202 (64).
10.51	Compute North Agreements (65)
10.52	Line of Credit with Silvergate Bank (65)
10.53	Amended Hosting Agreement between the Company and Compute North dated as of November 30, 2021 (67)
10.54	Operating Agreement, dated November 30, 2021 of Marathon Compute North 1 LLC(67)
10.55	Hosting Agreement between the Company and the LLC dated as of November 30, 2021 (67)
10.56	Bitmain Agreement (68)
10.57	Employment Agreement (69)
10.58	Employment Agreement for Hugh Gallagher (71)
10.59	Hardin, MT Amendment Agreements (72)
10.60	Silvergate Agreements (73)
10.61	Auradine Agreements (74)
10.62	Employment Agreement for John Lee (75)
10.63	Shareholders Agreement with FSI*
10.64	Termination Agreement with Silvergate Bank*
14.1	Code of Business Conduct and Ethics (43)
16.1	SingerLewak LLP letter to the Securities and Exchange Commission. (44)
16.2	Letter from BDO USA, LLP dated November 30, 2017. (45)
23.1	Consent of Marcum, LLP*
23.2	Consent of RBSM, LLP*
31.1	Certification of Chief Executive Officer pursuant to Section302 of the Sarbanes-Oxley Act 2002*
31.2	Certification of Chief Financial Officer pursuant to Section302 of the Sarbanes-Oxley Act 2002*
32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer*

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Document
104	Inline XBRL

* Filed herein.

(1)	Previously filed as Exhibit 3.1 to Current Report on Form 8-K filed December 9, 2011 and incorporated herein by reference.
(2)	Previously filed as Exhibit 3.1 to Current Report on Form 8-K filed February 20, 2013 and incorporated herein by reference.
(3)	Previously filed as Exhibit 3.1 to Current Report on Form 8-K filed July 19, 2013 and incorporated herein by reference.
(4)	Previously filed as Exhibit 3.4 to Registration Statement on Form S-4 filed January 24, 2018 and incorporated herein by reference.
(5)	Previously filed as Exhibit 3.2 to Current Report on Form 8-K filed December 9, 2011 and incorporated herein by reference
(6)	Previously filed as Exhibit 3.2 to Current Report on Form 8-K filed May 7, 2014 and incorporated herein by reference.
(7)	Previously filed as Exhibit 4.1 to Current Report on Form 8-K filed December 1, 2017 and incorporated herein by reference.
(8)	Previously filed as Exhibit 4.1 to Current Report on Form 8-K filed December 22, 2017 and incorporated herein by reference.
(9)	Previously filed as Exhibit 4.4 to Registration Statement on Form S-4 filed January 24, 2018 and incorporated herein by reference.
(10)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed August 15, 2017 and incorporated herein by reference.
(11)	Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed August 15, 2017 and incorporated herein by reference.
(12)	Previously filed as Exhibit 4.1 to Current Report on Form 8-K filed August 15, 2017 and incorporated herein by reference.
(13)	Previously filed as Exhibit 4.2 to Current Report on Form 8-K filed August 15, 2017 and incorporated herein by reference.
(14)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed July 18, 2017 and incorporated herein by reference.
(15)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed August 9, 2017 and incorporated herein by reference.
(16)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed December 1, 2017 and incorporated herein by reference.
(17)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed September 5, 2017 and incorporated herein by reference.
(18)	Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed September 5, 2017 and incorporated herein by reference.
(19)	Previously filed as Exhibit 10.3 to Current Report on Form 8-K filed September 5, 2017 and incorporated herein by reference.
(20)	Previously filed as Exhibit 10.4 to Current Report on Form 8-K filed September 5, 2017 and incorporated herein by reference.
(21)	Previously filed as Exhibit 10.5 to Current Report on Form 8-K filed September 5, 2017 and incorporated herein by reference.
(22)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed September 12, 2017 and incorporated herein by reference.
(23)	Previously filed as Exhibit 10.14 to Registration Statement on Form S-4 filed January 24, 2018 and incorporated herein by reference.
(24)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed November 2, 2017 and incorporated herein by reference.
(25)	Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed November 2, 2017 and incorporated herein by reference.
(26)	Previously filed as Exhibit 10.3 to Current Report on Form 8-K filed November 2, 2017 and incorporated herein by reference.

(27)	Previously filed as Exhibit 10.18 to Registration Statement on Form S-4 filed January 24, 2018 and incorporated herein by reference.
(28)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed August 9, 2017 and incorporated herein by reference.
(29)	Previously filed as Exhibit 10.20 to Registration Statement on Form S-4 filed January 24, 2018 and incorporated herein by reference.
(30)	Previously filed as Exhibit 10.21 to Registration Statement on Form S-4 filed January 24, 2018 and incorporated herein by reference.
(31)	Previously filed as Exhibit 10.22 to Registration Statement on Form S-4 filed January 24, 2018 and incorporated herein by reference.
(32)	Previously filed as Exhibit 10.23 to Registration Statement on Form S-4 filed January 24, 2018 and incorporated herein by reference.
(33)	Previously filed as Exhibit 10.24 to Registration Statement on Form S-4 filed January 24, 2018 and incorporated herein by reference.
(34)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed December 12, 2017 and incorporated herein by reference
(35)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed December 19. 2017 and incorporated herein by reference
(36)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed January 18, 2018 and incorporated herein by reference.
(37)	Previously filed as Exhibit 10.28 to Registration Statement on Form S-4 filed January 24, 2018 and incorporated herein by reference.
(38)	Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed February 15, 2018 and incorporated herein by reference.
(39)	Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed February 15, 2018 and incorporated herein by reference.
(40)	Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed July 31, 2018 and incorporated herein by reference.
(41)	Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed March 20, 2018 and incorporated herein by reference.
(42)	Previously filed as Exhibit 10.4 to Current Report on Form 8-K filed April 4, 2018 and incorporated herein by reference.
(43)	Previously filed as Exhibit 14.1 to Annual Report on 10- K filed March 31, 2014 and incorporated herein by reference.
(44)	Previously filed as Exhibit 16.1 to Current Report on Form 8-K filed January 17, 2017 and incorporated herein by reference.
(45)	Previously filed as Exhibit 16.1 to Current Report on Form 8-K filed December 1, 2017 and incorporated herein by reference.
(46)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed October 16, 2018 and incorporated herein by reference.
(47)	Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed on October 16, 2018 and incorporated herein by reference.
(48)	Previously filed as Exhibit 3.1 to Current Report on Form 8-K filed on April 8, 2019 and incorporated herein by reference.
(49)	Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed on July 19, 2019 and incorporated herein by reference.
(50)	Previously filed as Exhibit 10.1 to Current report on Form 8-K filed on August 29, 2019 and incorporated herein by reference.
(51)	Previously filed as Exhibit 4.1 to S-1/A filed on July 23, 2020
(52)	Previously filed as Exhibit 10.1 to S-3 filed on August 6, 2020
(53)	Previously filed as Exhibit 10.1 to 8-K filed on August 18, 2020
(54)	Previously filed as Exhibit 10.1 to 8-K filed on October 24, 2020
(55)	Previously filed as Exhibit 10.1 to 8-K filed October 29, 2020
(56)	Previously filed as Exhibit 10.1 to 8-K filed on December 11, 2020
(57)	Previously filed as Exhibit 10.1 to S-3 filed on December 11, 2020
(58)	Previously filed as Exhibit 10.1 to 8-K filed on December 28, 2020
(59)	Previously filed as Exhibit 4.1 to 8-K filed on January 15, 2021
(60)	Previously filed as Exhibit 99.1 to 8-K filed on April 30, 2021
(61)	Intentionally omitted
(62)	Previously filed as Exhibit 10.1 to 8-K filed on May 27, 2021
(63)	Previously filed as Exhibit 10.1 to 8-K dated August 4, 2021
(64)	Previously filed as Exhibit 10.1 to 8-K dated September 2, 2021
(65)	Previously filed as Exhibits 10.1 and 10.2 to 10-Q dated November 15, 2021
(66)	Previously filed as Exhibits 4.1 and 4.2, respectively, to 8-K dated November 18, 2021 and 8-K dated November 24, 2021
(67)	Previously filed as Exhibits 10.1, 10.2 and 10.3, respectively, to 8-K dated December 6, 2021
(68)	Previously filed as Exhibit 10.1 to 8-K dated December 28, 2021
(69)	Previously filed as Exhibit 10.1 to Form 8-K dated January 3, 2022
(70)	Previously filed as Exhibit 4.12 to Registration Statement filed on Form S-3ASR dated February 11, 2022
(71)	Previously filed as Exhibit 10.1 to Form 8-K dated April 5, 2022
(72)	Previously filed as Exhibit 10.1 to Form 10-Q filed on May 6, 2022
(73)	Previously filed as Exhibit 10.1 to Form 10-Q filed on August 9, 2023
(74)	Previously filed as Exhibits 4.1 and 10.1 to Form 10-Q filed on November 14, 2022
(75)	Previously filed as Exhibit 10.1 to Form 8-K filed on November 28, 2022

* Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 16, 2023

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

Signature	Title	Date

/s/ Fred Thiel	Chief Executive Officer and Chairman	March 16, 2023
Fred Thiel	(Principal Executive Officer)

/s/ Hugh Gallagher	Chief Financial Officer	March 16, 2023
Hugh Gallagher	(Principal Financial and Accounting Officer)

/s/ Jay Leupp	Director	March 16, 2023
Jay Leupp

/s/ Georges Antoun	Director	March 16, 2023
Georges Antoun

/s/ Sarita James	Director	March 16, 2023
Sarita James

