Form 10-K/A
period 2022-12-31
MARATHON DIGITAL HOLDINGS, INC.
filed 2023-04-28
CIK 1507605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1 TO FORM 10-K/A

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 167,247,030 shares of common stock are issued and outstanding as of April 28, 2023.

Audit Firm Id	Auditor Name:	Auditor Location:
688	Marcum LLP	Costa Mesa, CA

Explanatory Note

This Amendment No. 1 to Form 10-K (this “Amendment” or “Amendment No. 1”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 originally filed on March 16, 2023 (the “Original Filing”) by Marathon Digital Holdings, Inc., a Nevada corporation (“Marathon,” the” Company,” “we,” or “us”). We are filing this Amendment to present the information required by Part III of Form 10-K as we will file our definitive proxy statement more than 120 days after the end of our fiscal year ended December 31, 2022. The references in the Original Filing to the incorporation by reference of our definitive proxy statement into Part III of the Original Filing are hereby deleted. In addition, Item 15 of Part IV is being amended solely to include currently dated certifications in accordance with Rule 13a-13(a) promulgated by the SEC under the Securities Exchange Act of 1934, as amended, with paragraphs 3, 4, and 5 omitted, since no financial statements are contained within this Amendment. Because no financial statements are contained within this Amendment, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002 or any disclosures with respect to Items 307 or 308 of Regulation S-K.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with our Original Filing and our other filings made with the SEC subsequent to the filing of the Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name and Address	Age	Date First Elected or Appointed	Position(s)
Fred Thiel	62	April 24, 2018	Chief Executive Officer and Executive Chairman
James Crawford	47	March 1, 2013	Chief Operating Officer
Hugh Gallagher	59	March 31, 2022	Chief Financial Officer
John Lee	55	October 31, 2022	Chief Accounting Officer
Ashu Swami	43	December 20, 2021	Chief Technology Officer
Kevin DeNuccio	64	January 19, 2021	Director
Jay Leupp	59	May 20, 2021	Director
Said Ouissal	46	August 6, 2021	Director
Sarita James	46	August 6, 2021	Director
Georges Antoun	60	May 20, 2021	Director
Doug Mellinger	58	March 31, 2022	Director

Background of officers and directors

The following is a brief account of the education and business experience during at least the past five years of our officers and directors, indicating each person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Fred Thiel – Chief Executive Officer and Director

Mr. Thiel was named our CEO on April 26, 2021. He was the Chairman of SPROCKET, INC. from June 2017 through 2020, a Blockchain/Cryptocurrency technology and financial services company whose mission is to reduce the risk and friction of cryptocurrency trading across marketplaces, regions and exchanges by establishing a federation of exchanges that together create a single aggregated global trading market place with large scale liquidity, rapid execution, minimal counter-party risk, and price transparency. From January 2013 until November 2015, Mr. Thiel served as a director of Local Corporation, which was a NASDAQ listed entity which was a leader in on-line local search and digital media, mobile search monetization and programmatic retargeting markets. He served as Chairman of the Board of LOCAL from January 2014 to November 2015 and as its Chief Executive Officer from May 2014 to November 2015. Mr. Thiel has been the principal of Thiel Advisors Inc. since 2013. Thiel Advisors is a boutique advisory firm providing PE and VC firms, as well as public and private company boards of director, with deep technology industry operating expertise and strategic advisory services.

Effective April 26, 2021, the Company entered into an Executive Employment Agreement with Mr. Thiel. The Agreement has a term of three years and automatically renews for successive one year terms unless either party provides notice of nonrenewal at least 90 days prior to the end of the initial term or any renewal term. Mr. Thiel’s annual base salary is $500,000 (increased to $750,000 for 2022) with bonuses at the discretion of the Company’s Board of Directors. Mr. Thiel may also receive a grant of restricted stock units, and any such grant shall vest in four equal amounts on the date of grant and the three successive three month anniversaries thereof. In the event of a change in control, all RSUs vest immediately. Mr. Thiel is entitled to 25 paid vacation days per year and is entitled to participate in all Company benefit plans per standard Company policy.

Upon any termination of the Agreement, Mr. Thiel is entitled to compensation and reimbursement of expenses through the date of termination as well as payment for any accrued and unpaid vacation days. If the termination is other than for cause, Mr. Thiel’s outstanding RSUs shall immediately vest. Upon a termination not for cause by the Company or by Mr. Thiel with good reason or within 180 days of a change in control, he shall receive the greater of his remaining base salary for the remaining term of the Agreement and 12 months base salary plus benefits. The Agreement contains customary and usual definitions of termination for cause and good reason.

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

James Crawford - Chief Operating Officer

Mr. Crawford was a founding member of Kino Interactive, LLC, and of AudioEye, Inc. Mr. Crawford’s experience as an entrepreneur spans the entire life cycle of companies from start-up capital to compliance officer and director of reporting public companies. Prior to his involvement as Chief Operating Officer of the Company, Mr. Crawford served as a director and officer of Augme Technologies, Inc. beginning March 2006, and assisted the company in maneuvering through the initial challenges of acquisitions executed by the company through 2011 that established the company as a leading mobile marketing company in the United States. Mr. Crawford is experienced in public company finance and compliance functions. He has extensive experience in the area of intellectual property creation, management and licensing. Mr. Crawford also served on the board of directors Modavox and Augme Technologies, and as founder and managing member of Kino Digital, Kino Communications, and Kino Interactive.

Effective January 1, 2022, the Company agreed to amended terms and conditions of employment with Jim Crawford, which is to be memorialized in a new employment agreement. The Agreement has a term of two years and automatically renews for successive one year terms unless either party provides notice of nonrenewal at least 90 days prior to the end of the initial term or any renewal term. Mr. Crawford’s annual base salary is $300,000 with bonuses at the discretion of the Company’s Board of Directors. Mr. Crawford may also receive a grant of restricted stock units, and any such grant shall vest in four equal amounts on the date of grant and the three successive three month anniversaries thereof. In the event of a change in control, all RSUs vest immediately.

Upon any termination of the Agreement, Mr. Crawford is entitled to compensation and reimbursement of expenses through the date of termination as well as payment for any accrued and unpaid vacation days. If the termination is other than for cause, Mr. Salzman’s outstanding RSUs shall immediately vest. Upon a termination not for cause by the Company or by Mr. Salzman with good reason or within 180 days of a change in control, he shall receive the greater of his remaining base salary for the remaining term of the Agreement and 12 months base salary plus benefits. The Agreement contains customary and usual definitions of termination for cause and good reason.

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

Hugh Gallagher – Chief Financial Officer

Mr. Gallagher is a seasoned C-level executive and board member who brings to Marathon over 30 years of experience in capital markets, investment analysis, treasury, investor relations, and financial and operational execution. Prior to joining Marathon, Mr. Gallagher held several senior positions at UGI Corporation and AmeriGas Propane, including chief strategy officer - Global LPG (2021-2022); president and CEO of AmeriGas Propane (2018-2021); vice president finance and CFO of AmeriGas Propane (2013-2018); treasurer (2011-2014) and director of investor relations and treasury (2007-2011) at UGI Corporation; director of corporate development (2004-2007); and director of financial planning (2000-2004) at AmeriGas Propane. Mr. Gallagher also served in various roles of increasing responsibility at both UGI and AmeriGas from 1990-2000. Mr. Gallagher holds a CPA certification in the State of Pennsylvania and a bachelor of science in accounting from Drexel University.

Effective March 31, 2022, the Company entered into an Executive Employment Agreement with Mr. Gallagher. The Agreement has a term of three years and automatically renews for successive one year terms unless either party provides notice of nonrenewal at least 90 days prior to the end of the initial term or any renewal term. Mr. Gallagher’s annual base salary is $475,000 with annual 3% cost of living increases and bonuses at the discretion of the Company’s Board of Directors. Mr. Gallagher has been provided with a grant of 150,000 restricted stock units (“Initial Executive Award”), subject to the vesting schedule displayed below (“Executive Vesting Schedule”). For avoidance of doubt: vesting of the Compensation Shares shall vest 33.33% (50,000 restricted stock units “rsus”)) on March 31, 2023, and the remaining 100,000 rsus will vest 8.33% (12,500 rsus) every three months, thereafter, for eight consecutive calendar quarters. In the event of a Change of Control, the remaining unvested rsus will vest immediately. Mr. Gallagher may also receive additional grants of restricted stock units, and any such grant shall vest in four equal amounts on the date of grant and the three successive three month anniversaries thereof. In the event of a change in control, all RSUs vest immediately. Mr. Gallagher is entitled to 25 paid vacation days per year and is entitled to participate in all Company benefit plans per standard Company policy.

Upon any termination of the Agreement, Mr. Gallagher is entitled to compensation and reimbursement of expenses through the date of termination as well as payment for any accrued and unpaid vacation days. If the termination is other than for cause, Mr. Gallagher’s outstanding RSUs shall immediately vest. Upon a termination not for cause by the Company or by Mr. Gallagher with good reason or within 180 days of a change in control, he shall receive the greater of his remaining base salary for the remaining term of the Agreement and 12 months base salary plus benefits. The Agreement contains customary and usual definitions of termination for cause and good reason.

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

John Lee - Chief Accounting Officer

Effective November 21, 2022, John Lee was appointed Chief Accounting Officer of the Company.

Mr. Lee is a CPA who brings to Marathon over 30 years of diversified accounting and finance experience including having served as :

●	Vice President – Corporate Controller at Wakefern Food Corporation (2022)
●	Vice President – Financial Operations and Financial Planning at AmeriGas Propane, Inc. (2016 – 2021)
●	Senior Vice President - Controller / Shared Services (2012-1016), Senior Vice President – CAO & Controller (2010-2012) and Vice President – Corporate Accounting (2001 – 2010) at Ascena Retail Group (Formerly Charming Shoppes, Inc.)
●	Senior Manager (as well as other positions of increasing responsibility) during his ten years in public accounting at Ernst and Young, LLP (1991-2001)

Mr. Lee holds a CPA certification in the State of Pennsylvania and a bachelor of science in Commerce Engineering with a concentration in Accounting and Finance from Drexel University.

Effective the same date, the Company entered into an Executive Employment Agreement with Mr. Lee. The Agreement has a term of three years and automatically renews for successive one year terms unless either party provides notice of nonrenewal at least 90 days prior to the end of the initial term or any renewal term. Lee’s annual base salary is $300,000 with annual 3% cost of living increases and bonuses at the discretion of the Company’s Board of Directors. Mr. Lee was also granted a signing bonus of $35,000. Mr. Lee has been provided with a grant of 120,000 restricted stock units (“Initial Executive Award”), subject to the vesting schedule displayed below (“Executive Vesting Schedule”). For avoidance of doubt: vesting of the Compensation Shares shall vest 33.33% (30,000 restricted stock units “rsus”)) on October 31, 2023, and the remaining 90,000 rsus will vest 8.33% (12,500 rsus) every three months, thereafter, for eight consecutive calendar quarters. In the event of a Change of Control, the remaining unvested rsus will vest immediately. Mr. Lee may also receive additional grants of restricted stock units, and any such grant shall vest in four equal amounts on the date of grant and the three successive three month anniversaries thereof. In the event of a change in control, all RSUs vest immediately. Mr. Lee is entitled to 25 paid vacation days per year and is entitled to participate in all Company benefit plans per standard Company policy.

Upon any termination of the Agreement, Mr. Lee is entitled to compensation and reimbursement of expenses through the date of termination as well as payment for any accrued and unpaid vacation days. If the termination is other than for cause, Mr.Lee’s outstanding RSUs shall immediately vest. Upon a termination not for cause by the Company or by Mr. Lee with good reason or within 180 days of a change in control, he shall receive the greater of his remaining base salary for the remaining term of the Agreement and 12 months base salary plus benefits. The Agreement contains customary and usual definitions of termination for cause and good reason.

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

Ashu Swami – CTO

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

Pursuant to the terms of the Agreement, Mr. Swami is employed as CTO for a one year term which shall automatically renew unless either he or the Company notifies the other at least 90 days before the end of the initial or any renewal term of the intent to terminate the Agreement. Mr. Swami’s base salary is $275,000 per year with a cash bonus of upto to $137,500 per year. Mr. Swami shall also be granted 80,000 restricted stock units, of which 20,000 shall vest on the one year anniversary of the effective date of the Agreement, and then 5000 RSUs shall vest on each subsequent three month anniversary with the last 5000 RSUs vesting on the four year anniversary of the effective date of the Agreement. Upon certain not for cause termination events under the Agreement, Mr. Swami would be entitled to vesting of all unvested RSUs and a severance payment of six months of salary in addition to all accrued and unpaid salary and vacation and the like. The Agreement contains other commercially standard terms for events of termination and the like.

Kevin DeNuccio - Director

Mr. DeNuccio is the Founder and General Partner of Wild West Capital LLC since 2012 where he focused on angel investments, primarily in SAAS software start-ups. He brings to Marathon more than 25 years of experience as a chief executive, global sales leader, public and private board member, and more than a dozen angel investments, managing and growing leading technology businesses. He served in senior executive positions with Verizon, Cisco Systems, Ericsson, Redback Networks, Wang Laboratories and Unisys Corporation. The Company has determined that Mr. DeNuccio is suited to serve on the Board due to his long standing public company, finance and “high tech” experience.

Jay Leupp - Director

Mr. Leupp is the managing partner of Terra Firma Asset Management, LLC. Prior to co-founding Terra Firma, Mr. Leupp served as a managing director in various roles at Lazard Asset Management, Grubb & Ellis Alesco Global Advisors, RBC Capital Markets and Robertson Stephens & Co. During his career, he has also held positions at The Staubach Company, Trammell Crow Company, and KPMG Peat Marwick. Mr. Leupp is also a member of the American Institute of Certified Public Accountants (AICPA) and serves on the boards of both non-profit and corporate organizations. Mr. Leupp earned a Bachelor of Science in business administration from Santa Clara University, and an MBA from Harvard Business School. The Company has determined he is well suited to serve on its Board of Directors due to his extensive audit and finance expertise.

Said Ouissal – Director

Mr. Ouissal has been the Founder & Chief Executive Officer of Zededa since 2016, a next-generation edge software infrastructure start-up for which he raised $28.5M of VC funding, defined product and built company from inception. He is a seasoned business and product executive with extensive go-to-market experience in high-growth and dynamic turn-around environments, public and private; and a visionary product management and technology leader with deep technical background in various IT/technology domains and inventor of multiple patents. Prior roles include with Violin Memory, where he was the Senior Vice-President of Global Field Operations, Product Management & Business Development, Juniper Networks, where he was Vice-President of Product Management, Ericsson, where he was Vice-President of Strategy & Global Customer Engagement and Redback Networks, where he was the Vice-President of Global Systems Engineering. He is the inventor of two patents in the broadband access and IP networking technology area. He received a Bachelor of Science degree in Computer Science from Saxion Hogescholen in the Netherlands. The Company believes Mr. Ouissal is well suited to serve on its Board due to his technology background and expertise.

On September 23, 2022, the Company made an incremental $30 million investment in Auradine, Inc., bringing its total holdings in Auradine to $35.5 million based upon a previously issued and disclosed SAFE instrument. Said Ouissal owns approximately 5% of the issued and outstanding shares of Auradine, and Fred Thiel, the Company’s Chairman and CEO, sits on Auradine’s Board of Directors. On November 3, 2022, the Company’s Board met and determined that Said Ouissal is no longer deemed to be an independent director of the Company. As a result, Mr. Ouissal stepped down from the Company’s Board Committees.

Sarita James – Director

Sarita James has been the Chief Executive Officer of Embark since 2014, responsible for management of the company with a focus on growth. Prior to Embark, she held executive roles at Citigroup, including Chief Operating Officer of Citi Ventures. She has experience building software at Microsoft Corporation where she received two patents and advising technology companies as a consultant at McKinsey & Company. Ms. James has a passion for education and the public sector. Under the Obama administration, she served as a White House Fellow and Acting Branch Chief of the Small Business Administration’s Microloan program. During Mayor Bloomberg’s second term, she ran the Strategy and Policy division for New York City Economic Development Corporation. She received a B.A. in Computer Science from Harvard College and her M.B.A. from Oxford University’s Said Business School. The Company believes Ms. James is well suited to serve as a director due to her deep expertise in software and technology.

Georges Antoun - Director

Mr. Antoun brings to Marathon over 30 years of operational and technical experience, having served in various leadership positions at several global technology companies, including as a member of the board of directors of two publicly traded companies: Ruckus Wireless, Inc. and Violin Memory, Inc. He currently serves as the president of First Solar where he was chief operating officer before being appointed to president, U.S. in July 2015. Prior to joining First Solar, Mr. Antoun served as a venture partner at Technology Crossover Ventures (“TCV”), a private equity and venture firm, which he joined in July 2011. Before joining TCV, he was the head of product area IP & broadband networks for Ericsson. Mr. Antoun joined Ericsson in 2007, when Ericsson acquired Redback Networks, a telecommunications equipment company, where Mr. Antoun served as the senior vice president of worldwide sales & operations. After the acquisition, Mr. Antoun was promoted to chief executive officer of the Redback Networks subsidiary. Prior to Redback Networks, Mr. Antoun spent five years at Cisco Systems, where he served as vice president of worldwide systems engineering and field marketing, vice president of worldwide optical operations, and vice president of carrier sales. Prior to Cisco, he was the director of systems engineering at Newbridge Networks, a data and voice networking company. Mr. Antoun started his career as a member of the technical staff at NYNEX (now Verizon Communications), where he was part of the company’s science and technology division. Mr. Antoun earned a Bachelor of Science degree in engineering from the University of Louisiana at Lafayette and a master’s in information systems engineering from NYU Poly. The Company has determined he is well suited to serve as a director due to his longstanding technical and operational expertise with global technology companies.

Doug Mellinger – Director

Doug Mellinger is an active entrepreneur, philanthropist, impact investor, and board member, with extensive experience building and leading public and private companies in the technology and financial industries. Mellinger is a managing director at Clarion Capital Partners, a lower middle market private equity and structured credit asset management company, which he joined in January 2013. He currently serves on the board of directors of Foundation Source, a leading provider of outsourced services and technology for private foundations which he co-founded in 2000; the board of directors of Campden Wealth and IPI (Institute for Private Investors), the largest global membership organization for wealthy families and their family offices; and the board of directors of International Education Corporation (IEC), one of the nation’s largest career education colleges. Prior to Clarion Capital Partners, Mellinger was a partner at Palm Ventures and a managing partner at Zeno Ventures. He founded and served as the chairman and CEO of enherent Corp (NASDAQ: ENHT), a global software development and services company that was listed as an Inc. 500 company twice and was featured on Deloitte & Touche’s Technology Fast 500 and Fast 50 lists. Throughout his career, Mellinger has served on the boards of numerous companies and organizations, including Edgar Online (NASDAQ: EDGR), Sequest Technologies, Producteev, Schiller International, Young Entrepreneur’s Organization (YEO), and Young President’s Organization (YPO), among others. He has also served on several advisory boards and boards to government agencies, universities, and non-profit organizations over the past 40 years. Mellinger holds a degree in entrepreneurial science from Syracuse University. The Board feels Mr. Mellinger is well suited to serve on its Board due to his extensive finance experience.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and also to other employees. Our Code of Business Conduct and Ethics can be found on the Company’s website at www.marathondh.com.

Family Relationships

There are no family relationships between any of our directors, executive officers or directors.

Involvement in Certain Legal Proceedings

During the past ten years, none of our officers, directors, promoters or control persons have been involved in any legal proceedings as described in Item 401(f) of Regulation S-K.

Term of Office

Our Board of Directors is comprised of seven directors, of which all five seats are currently occupied, and is divided among three classes, Class I, Class II and Class III. Class I directors will serve until the 2024 annual meeting of stockholders and until their respective successors have been duly elected and qualified, or until such director’s earlier resignation, removal or death. Class II directors, will serve until the 2025 annual meeting of stockholders and until their respective successors have been duly elected and qualified, or until such director’s earlier resignation, removal or death. All officers serve at the pleasure of the Board. Class III directors will serve until the 2023 annual meeting of stockholders and until their respective successors have been duly elected and qualified, or until such director’s earlier resignation, removal or death.

Director Independence

Messrs. Antoun, DeNuccio, Mellinger and Leupp and Mrs. James are “independent” directors based on the definition of independence in the listing standards of the NASDAQ Stock Market LLC (“NASDAQ”).

Committees of the Board of Directors

Our Board has established three standing committees: an audit committee, a nominating and corporate governance committee and a compensation committee, which are described below. Members of these committees are elected annually at the regular board meeting held in conjunction with the annual stockholders’ meeting. The charter of each committee is available on our website at www.marathondh.com.

Audit Committee

The Audit Committee members are currently Messrs. Antoun and Leupp and Mrs. James, with Mr. Leupp as Chairman. The Audit Committee has authority to review our financial records, deal with our independent auditors, recommend to the Board policies with respect to financial reporting, and investigate all aspects of our business. All of the members of the Audit Committee currently satisfy the independence requirements and other established criteria of NASDAQ.

The Audit Committee Charter is available on the Company’s website at http://www.marathondh.com/. The Audit Committee has sole authority for the appointment, compensation and oversight of the work of our independent registered public accounting firm, and responsibility for reviewing and discussing with management and our independent registered public accounting firm our audited consolidated financial statements included in our Annual Report on Form 10-K, our interim financial statements and our earnings press releases. The Audit Committee also reviews the independence and quality control procedures of our independent registered public accounting firm, reviews management’s assessment of the effectiveness of internal controls, discusses with management the Company’s policies with respect to risk assessment and risk management and will review the adequacy of the Audit Committee charter on an annual basis.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. These persons are required by regulation to furnish us with copies of all Section 16(a) reports that they file. We do not report on this compliance.

REPORT OF AUDIT COMMITTEE

The current members of the Audit Committee are Mr. Antoun, Mrs. James and Mr. Leupp, as Chairman.

The Audit Committee of the Board, which consists entirely of directors who meet the required independence and experience requirements of Rule 10A-3 promulgated under the Securities Exchange Act of 1934, as amended, and the rules of the Nasdaq Stock Market, has furnished the following report:

The Audit Committee assists the Board in overseeing and monitoring the integrity of the Company’s financial reporting process, its compliance with legal and regulatory requirements and the quality of its internal and external audit processes. The role and responsibilities of the Audit Committee are set forth in a written charter adopted by the Board, which is available on our website at www.marathondh.com. The Audit Committee is responsible for the appointment, oversight and compensation of our independent public accountant. The Audit Committee reviews with management and our independent public accountant our annual financial statements on Form 10-K and our quarterly financial statements on Forms 10-Q. In fulfilling its responsibilities for the financial statements for fiscal year 2022, the Audit Committee took the following actions:

●	reviewed and discussed the audited financial statements for the fiscal year ended December 31, 2022 with management and our independent public accountant;

●	discussed with our independent public accountant the matters required to be discussed in accordance with the rules set forth by the Public Company Accounting Oversight Board (“PCAOB”), relating to the conduct of the audit; and

●	received written disclosures and the letter from our independent public accountant regarding its independence as required by applicable requirements of the PCAOB regarding the accountant’s communications with the Audit Committee and the Audit Committee further discussed with the accountant its independence. The Audit Committee also considered the status of pending litigation, taxation matters and other areas of oversight relating to the financial reporting and audit process that the Audit Committee determined appropriate.

Based on the Audit Committee’s review of the audited financial statements and discussions with management and our independent public accountant, the Audit Committee recommended to the Board that the audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for filing with the SEC.

THE AUDIT COMMITTEE:

Jay Leupp (Chair)

The foregoing Audit Committee Report does not constitute soliciting material and shall not be deemed filed or incorporated by reference into any other filing of our company under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, except to the extent we specifically incorporate this Audit Committee Report by reference therein.

Nominating and Governance Committee

The Nominating and Corporate Governance Committee members are currently Mrs. James and Messrs, Antoun and Leupp, with Mrs. James as chair. The Nominating and Corporate Governance Committee has the following responsibilities: (a) setting qualification standards for director nominees; (b) identifying, considering and nominating candidates for membership on the Board; (c) developing, recommending and evaluating corporate governance standards and a code of business conduct and ethics applicable to the Company; (d) implementing and overseeing a process for evaluating the Board, Board committees (including the Committee) and overseeing the Board’s evaluation of the Chairman and Chief Executive Officer of the Company; (e) making recommendations regarding the structure and composition of the Board and Board committees; (f) advising the Board on corporate governance matters and any related matters required by the federal securities laws; and (g) assisting the Board in identifying individuals qualified to become Board members; recommending to the Board the director nominees for the next annual meeting of shareholders; and recommending to the Board director nominees to fill vacancies on the Board.

The Nominating and Governance Committee Charter is available on the Company’s website at http://www.marathondh.com/. The Nominating and Governance Committee determines the qualifications, qualities, skills, and other expertise required to be a director and to develop, and recommend to the Board for its approval, criteria to be considered in selecting nominees for director (the “Director Criteria”); identifies and screens individuals qualified to become members of the Board, consistent with the Director Criteria. The Nominating and Governance Committee considers any director candidates recommended by the Company’s shareholders pursuant to the procedures described in the Company’s proxy statement, and any nominations of director candidates validly made by shareholders in accordance with applicable laws, rules and regulations and the provisions of the Company’s charter documents. The Nominating and Governance Committee makes recommendations to the Board regarding the selection and approval of the nominees for director to be submitted to a shareholder vote at the Annual Meeting of shareholders, subject to approval by the Board.

Compensation Committee

The Compensation Committee oversees our executive compensation and recommends various incentives for key employees to encourage and reward increased corporate financial performance, productivity and innovation. Its members are currently Messrs. Antoun, Leupp and Mrs. James with Mr. Antoun as Chairman. All of the members of the Compensation Committee currently satisfy the independence requirements and other established criteria of NASDAQ.

The Compensation Committee Charter is available on the Company’s website at http://www.marathondh.com/. The Compensation Committee is responsible for: (a) assisting our Board in fulfilling its fiduciary duties with respect to the oversight of the Company’s compensation plans, policies and programs, including assessing our overall compensation structure, reviewing all executive compensation programs, incentive compensation plans and equity-based plans, and determining executive compensation; and (b) reviewing the adequacy of the Compensation Committee charter on an annual basis. The Compensation Committee, among other things, reviews and approves the Company’s goals and objectives relevant to the compensation of the Chief Executive Officer, evaluate the Chief Executive Officer’s performance with respect to such goals, and set the Chief Executive Officer’s compensation level based on such evaluation. The Compensation Committee also considers the Chief Executive Officer’s recommendations with respect to other executive officers and evaluates the Company’s performance both in terms of current achievements and significant initiatives with long-term implications. It assesses the contributions of individual executives and recommend to the Board levels of salary and incentive compensation payable to executive officers of the Company; compares compensation levels with those of other leading companies in similar or related industries; reviews financial, human resources and succession planning within the Company; recommend to the Board the establishment and administration of incentive compensation plans and programs and employee benefit plans and programs; recommends to the Board the payment of additional year-end contributions by the Company under certain of its retirement plans; grants stock incentives to key employees of the Company and administer the Company’s stock incentive plans; and reviews and recommends for Board approval compensation packages for new corporate officers and termination packages for corporate officers as requested by management.

Changes in Nominating Procedures

None.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to no longer combine these roles.

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

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act and without conducting any independent investigation of our own, we believe that with respect to the fiscal year ended December 31, 2022, our officers and directors, and all of the persons known to us to beneficially own more than 10% of our common stock filed all required reports on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2022, 2021 and 2020 awarded to, earned by or paid to our executive officers or most highly paid individuals. The value attributable to any option awards and stock awards reflects the grant date fair values of stock awards calculated in accordance with FASB Accounting Standards Codification Topic 718. As described further in “Note 5 — Stockholders’ Equity - Common Stock Options” in our

Notes to Consolidated Financial Statements, the assumptions made in the valuation of these option awards and stock awards is set forth therein.

Name and Principal Position	Year	Salary^	Bonus Awards (*)	Stock Awards	Option Awards	Non-Equity Plan Compensation	Nonqualified Deferred Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Merrick Okamoto	2022	-	-	-	-	-	-	-	-
Former CEO and Executive Chariman	2021	371,315	-	143,410,673	-	-	-	-	143,781,988
	2020	368,715	2,000,000	782,500	-	-	-	-	3,151,215
Fred Thiel	2022	677,749	562,500	-	-	-	-	-	1,240,249
CEO and Executive Chairman	2021	339,734	500,000	17,182,601	-	-	-	-	18,022,335
	2020	-	-	-	-	-	-	-	-
James Crawford	2022	287,500	225,000	3,411,500	-	-	-	-	3,924,000
COO	2021	154,500	250,000	605,416	-	-	-	-	1,009,916
	2020	127,441	160,788	105,500	-	-	-	-	393,729
Hugh Gallagher	2022	337,829	267,188	4,192,500	-	-	-	-	4,797,517
CFO	2021	-	-	-	-	-	-	-	-
	2020	-	-	-	-	-	-	-	-
John Lee	2022	38,636	72,500	1,573,200	-	-	-	-	1,684,336
CAO	2021	-	-	-	-	-	-	-	-
	2020	-	-	-	-	-	-	-	-
Simeon Salzman	2022	257,292	137,500	781,500	-	-	-	-	1,176,292
Former CFO and CAO	2021	249,004	250,000	953,423	-	-	-	-	1,452,427
	2020	39,963	65,000	-	-	-	-	-	104,963
Ashu Swami	2022	263,542	206,250	-	-	-	-	-	469,792
Chief Technology Officer	2021	5,288	-	3,152,000	-	-	-	-	3,157,288
	2020	-	-	-	-	-	-	-	-
Adam Swick	2022	215,625	84,375	725,290	-	-	-	-	1,025,290
Chief Growth Officer	2021	-	-	-	-	-	-	-	-
	2020	-	-	-	-	-	-	-	-
David Lieberman	2022	-	-	-	-	-	-	-	-
Former CFO & Director	2021	-	-	-	-	-	-	-	-
	2020	170,414	54,000	169,000	-	-	-	-	393,414

^ Salary amounts are reported on a prorated basis.

* 2020 Bonus Awards were paid on December 24, 2020. 2021 Bonus Awards were paid on February 14, 2022. 2022 Bonus Awards were paid on February 24, 2023.

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2022, 2021 and 2020 awarded to, earned by or paid to our directors. The value attributable to any warrant awards reflects the grant date fair values of stock awards calculated in accordance with FASB Accounting Standards Codification Topic 718. As described further in “Note 5 — Stockholders’ Equity (Deficit) — Common Stock Warrants” in our Consolidated Financial Statements, a discussion of the assumptions made in the valuation of these warrant awards.

Name	Year	Fees Earned or paid in cash	Stock awards	Option awards	Non-equity incentive plan compensation	Non-qualified deferred compensation earnings	All other compensation	Total
		($)	($)	($)	($)	($)	($)	($)
David Lieberman (1)	2022	-	-	-	-	-	-	-
	2021	9,167	-	-	-	-	-	9,167
	2020	1,667	-	-	-	-	-	1,667
Michael Rudolph (2)	2022	-	-	-	-	-	-	-
	2021	-	-	-	-	-	-	-
	2020	20,000	37,625	-	-	-	-	57,625
Michael Berg (3)	2022	-	-	-	-	-	-	-
	2021	34,052	572,060	-	-	-	-	606,112
	2020	20,000	37,625	-	-	-	-	57,625
Fred Thiel (4)	2022	-	-	-	-	-	-	-
	2021	24,092	833,060	-	-	-	-	857,152
	2020	20,000	26,875	-	-	-	-	46,875
Jay Leupp (5)	2022	138,750	265,777	-	-	-	-	404,527
	2021	27,198	598,306	-	-	-	-	625,504
Georges Antoun (5)	2022	138,750	265,777	-	-	-	-	404,527
	2021	27,198	598,306	-	-	-	-	625,504
Kevin DeNuccio (6)	2022	76,458	265,777	-	-	-	-	342,235
	2021	56,250	703,322	-	-	-	-	759,572
Peter Benz (7)	2022	-	1,660,750	-	-	-	-	1,660,750
	2021	23,407	1,525,482	-	-	-	-	1,548,889
Said Ouissal (8)	2022	120,000	265,777	-	-	-	-	385,777
	2021	9,194	526,293	-	-	-	-	535,487
Sarita James (8)	2022	107,292	265,777	-	-	-	-	373,069
	2021	9,194	526,293	-	-	-	-	535,487
Doug Mellinger (9)	2022	40,000	245,663	-	-	-	-	285,663

(1) David Lieberman resigned from all positions with the Company on January 19, 2021.

(2) Michael Rudolph resigned from all positions with the Company on December 13, 2020.

(3) Michael Berg resigned from all positions with the Company on May 19, 2021.

(4) Fred Thiel became the CEO of the Company on April 26, 2021.

(5) Jay Leupp and Georges Antoun joined the board on May 20, 2021.

(6) Kevin DeNuccio joined the board on January 19, 2021.

(7) Peter Benz resigned from his board position with the Company on May 19, 2021.

(8) Said Ouissal and Sarita James joined the board on August 6, 2021.

(9) Doug Mellinger joined the board on March 31, 2022.

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

On January 1, 2018, our Board adopted the 2018 Equity Incentive Plan, subsequently approved by the shareholders on March 7, 2018, pursuant to which up to 2,500,000 shares of our common stock, stock options, restricted stock, preferred stock, stock-based awards and other awards are reserved for issuance as awards to employees, directors, consultants, advisors and other service providers. On January 15, 2021, the number of shares available under the Plan was increased by 5,000,000. On August 23, 2021, the number of shares available under the Plan was increased by 7,500,000.

As of December 31, 2022, and within sixty (60) days thereafter, the following sets forth the option and stock awards to officers of the Company:

	Number of securities underlying unexercised options (1)	Number of securities underlying unexercised options	Equity incentive plan awards; Number of securities underlying unexercised unearned options	Option exercise price	Option expiration date	Number of shares of units of stock that have not vested	Market value of shares of units of stock that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
	(#)	(#)	(#)	($)		(#)	($)	(#)	($)
	exercisable	unexercisable	unexercisable
Fred Thiel	-	-	-	-	-	-	-	208,250	1,970,045
James Crawford	-	-	-	-	-	-	-	112,500	1,064,250
Hugh Gallagher	-	-	-	-	-	-	-	100,000	946,000
John Lee	-	-	-	-	-	-	-	120,000	1,135,200
Adam Swick	-	-	-	-	-	-	-	195,567	1,850,064
Ashu Swami	-	-	-	-	-	-	-	55,000	520,300

Equity incentive plan awards are valued as of the market value on April 26, 2023.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the Board or Compensation Committee of any other entity that has one or more of its executive officers serving as a member of our Board.

Compensation Discussion and Analysis Overview

This section explains our executive compensation philosophy and objectives, how our objectives are implemented, the elements of our executive compensation program, and the decisions made with respect to 2022 regarding the compensation of each of our executive officers who served in 2022. We refer to the following individuals in our Compensation Discussion and Analysis as our “executive officers”:

Fred Thiel, Current Chairman and Chief Executive Officer

Hugh Gallagher, Chief Financial Officer

Sim Salzman, Past Chief Financial Officer and Chief Accounting Officer (through November 2022)

John Lee, Current Chief Accounting Officer (since November 2022)

Jim Crawford, Current Chief Operating Officer

Ashu Swami, Chief Technology Officer

All of these individuals constitute our “named executive officers” for 2022 (as defined in Item 402(a)(3) of Regulation S-K).

General Philosophy and Compensation Objectives: Performance, Alignment, and Retention

The goal of our compensation program for our executive officers is the same as our goal for operating the Company—to create long-term value for our stockholders. In furtherance of this goal, our executive compensation program is designed to reward, motivate, and provide incentives for exceptional individual performance and effective leadership by our executive officers, to reward executive officers for superior financial and operating results of the Company, and to align our executive officers’ interests with those of our stockholders. It is also designed to attract and retain executive officers who may be presented with other professional opportunities, including ones at potentially higher compensation levels, by providing an overall compensation package that is market competitive over time and provides significant long-term incentives through the grant of equity awards. These objectives serve as the basis for determining the overall compensation of each executive officer, all in the context of general economic and industry conditions and Company performance.

Key elements of our executive compensation program for 2022 that were designed to achieve these objectives included:

●	a base salary for each of our executive officers is designed to help retain them and reward them for overall performance;

●	a discretionary annual cash bonus target for each designed to help retain, reward, and motivate them based on a subjective evaluation of their achievement of strategic, operational, and financial objectives in their areas of responsibility that support our goal of enhancing stockholder value; and

●	long-term incentives in the form of RSUs under our 2018 Equity Plan, designed to provide them with long-term performance-based incentives that are intended to further align their interests with those of our stockholders.

In determining executive officer compensation for 2022, the Compensation Committee and CEO did consider the shareholder support for the “say-on-pay” proposal received at our 2020 Annual Meeting of Stockholders although acknowledging the drastic increase in size of the business and looked to other comparables. Based on such considerations, for 2022, the Compensation Committee and CEO determined to make significant changes to our compensation mix and other compensation policies We believe that our compensation program is effectively designed to implement our objectives and is aligned with the interests of our stockholders.

Implementing Our Objectives

Role of the Compensation Committee and CEO

The Compensation Committee has the authority and responsibility to develop, adopt, and implement compensation arrangements for the CEO. The CEO makes compensation determinations regarding other executive officers in periodic consultation with the Compensation Committee. However, the Compensation Committee determines awards under the Company Equity Plan and arrangements relating to certain perquisites and personal benefits provided to our executive officers. Neither the Company nor the Compensation Committee engaged a third-party compensation consultant to help determine or provide input regarding the determination of the 2022 compensation for the CEO or other executive officers.

Determining Compensation

Our executive compensation decisions are primarily based on a review of our performance and a subjective assessment of the executive officer’s performance during the year against strategic, operational, and financial objectives. The Compensation Committee or the CEO, as applicable, also takes into account the scope of the executive officer’s responsibilities, unique leadership skills and management experience, strengths and abilities in his respective area of responsibility, employment and compensation history with us, overall compensation arrangements, and long-term potential to enhance stockholder value, all in the context of general economic and industry conditions and Company performance. Specific factors that may affect executive compensation decisions include:

●	key financial metrics, such as revenues, bookings, cost of revenues, operating expenses, operating income, operating margins, and earnings per share; and

●	strategic and operational objectives, such as bitcoin-related initiatives and business strategy, operational, financial, and human capital management initiatives, technological innovation and product release execution, sales execution and performance, customer service, engagement, and consulting initiatives, development and execution of marketing initiatives, and oversight of corporate governance, commercial contracts, legal risk management, and other legal matters.

The CEO reviewed with the Committee I the compensation programs of the largest companies in our industry.

The Compensation Committee or the CEO, as applicable, subjectively combines the compensation elements for each executive officer in a manner that the Compensation Committee or the CEO believes is consistent with the executive officer’s role and contributions to the Company. The Compensation Committee and CEO incorporate flexibility into our compensation program and the assessment process to respond to and adjust for an evolving and dynamic business environment. We believe that our executive compensation program promotes long-term value to stockholders by retaining key executive officers and rewarding them, as applicable, for increases in the market price of our Common Stock and for financial and operational results that are expected to contribute to long-term stockholder value.

The CEO generally establishes performance-based cash bonus arrangements and makes determinations regarding adjustments to base salary and cash bonus targets for our other executive officers in the first quarter of each year. Determinations regarding the actual payment of bonuses are generally made in the first quarter following the applicable performance period.

The Compensation Committee and CEO did not conduct benchmarking in establishing compensation arrangements for any of the executive officers, but instead established compensation based on their respective subjective determinations of the factors discussed above. The Compensation Committee also considered recommendations from the CEO in establishing compensation arrangements. The Compensation Committee and CEO did not assign relative weights to Company and individual performance in establishing these compensation arrangements, but instead made respective subjective determinations after considering such performances collectively.

Employment and Severance Agreements

As a general matter, our executive officers do have standing employment, severance, or change-of-control agreements. This approach is consistent with our employment and compensation philosophy that relies significantly upon providing incentives based on performance and aligning the interests of executive officers with those of our stockholders.

Equity Ownership Guidelines

We do not have set guidelines although none of our executive officers or directors owns more than 9.99% of our issued and outstanding common stock.

Prohibition on Hedging Transactions

Our insider trading policy prohibits our directors, officers, and employees (and anyone acting on their behalf) from, among other things, buying put options, selling call options, and purchasing financial instruments (including prepaid variable forward contracts, equity swaps, collars and exchange funds), or otherwise engaging in transactions, that hedge or offset, or are designed to hedge or offset, any decrease in the market value of our securities.

Elements Used to Achieve 2022 Compensation Objectives

The principal elements of our 2022 compensation program for each were a base salary, a discretionary annual cash bonus and target RSUs. The officers are also entitled to other benefits, namely vacation days and health insurance, as set forth in our disclosure above of their employment agreements. .

Base Salary

We provide cash compensation in the form of base salary to help (i) attract and retain talented executive officers and (ii) reward overall performance by our executive officers. For 2022, a competitive base salary was an important component of compensation as it provided a degree of financial stability for each of our executive officers as disclosed in this Amendment No. 1 to Form 10-K.

In making these determinations, the CEO did not assign relative weights to Company and individual performance, but instead made subjective determinations that the amounts of base salary were appropriate and in so doing considered the following general factors:

●	each executive officer’s individual performance, as measured against various strategic, operational, and financial objectives in such executive officer’s area of responsibility such as operational excellence and revenue growth;

●	job responsibilities of each executive officer as we implement new business initiatives, focus on revenue growth, and adjust our strategic plan for an evolving business environment;

●	each executive officer’s strengths and abilities in his respective field, leadership skills, management experience, employment and compensation history, overall compensation arrangements, and long-term potential to enhance stockholder value;

●	the competitive market for talented managers with comparable experience and expertise; and

●	Company performance over the prior several quarters and motivation to grow the business in the future, as well as general economic and industry conditions.

Each position is unique, not only in function, but also in terms of the market norms for compensation and the pool of potential executives who may be available to fill that particular role. Given these unique conditions, determinations regarding base salaries are unique to each executive officer and do not necessarily reflect any comparative judgments.

Cash and RSU Bonuses

Our cash bonus compensation is designed to help (i) attract and retain talented executive officers, (ii) reward achievement of strategic, operational, and financial objectives that support our goal of enhancing stockholder value, and (iii) motivate executive officers to achieve superior performance in their areas of responsibility. Together with our stock option awards and RSUs, our cash bonus compensation program is one of the main vehicles for providing performance-based compensation to executive officers. The Compensation Committee and CEO consider various factors in determining the form and structure of the cash bonus arrangement that is most appropriate for attracting, retaining, rewarding, and motivating the individual executive officer.

In determining the bonus awards for each with respect to 2022, the Committee and CEO subjectively determined each executive officer’s overall performance and achievement of various strategic, operational, and financial objectives, in relation to the target bonus amount that was previously established for the applicable executive officer, all in the context of general economic and industry conditions and Company performance. For example, the CEO subjectively determined that the executive officers enhanced our operational excellence, achieved specific elements of our long-term strategic plans, and implemented development of certain growth initiatives. In addition, the Committee subjectively determined that each had made continued progress in the area of his responsibility. The Committee also considered the marked growth in the Company’s business and fundraising efforts. None of these achievements were assigned any specific weighting or dollar amount of the total bonus. We believe that the RSUs, and our cash bonus arrangements, as applicable, provide appropriate short and long-term incentives to our executive officers to increase stockholder value through their collective efforts in corporate functions, product design, engineering, marketing, and sales and services to our customers.

Compensation Committee Report The Compensation Committee has reviewed and discussed with management the “Compensation Discussion and Analysis” required by Item 402(b) of Regulation S-K. Based on such review and discussions, the Compensation Committee recommended to the Board that the “Compensation Discussion and Analysis” be included in this proxy statement and incorporated by reference into the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. By the Compensation Committee of the Board of Directors of the Company. Georges Antoun (Chair), Jay Leupp and Sarita James.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of April 26, 2023: (i) by each of our directors, (ii) by each of the named executive officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of April 26, 2023, there were 167,342,686 shares of our common stock outstanding.

Amount and Nature of Beneficial Ownership as of April 26, 2023
Name and Address of Beneficial Owner	Common Stock	RSUs	Warrants	Total	Percentage of Common Stock (%)

Officers and Directors

Fred Thiel (CEO and Executive Chairman) (1)	218,340	208,250	-	426,590	*	%

James Crawford (COO) (2)	230,641	112,500	-	343,141	*	%

Hugh Gallagher (CFO) (3)	27,345	100,000	-	127,345	*

John Lee (Chief Accounting Officer) (4)	-	120,000	-	120,000	*

Adam Swick (Chief Growth Officer) (5)	11,985	195,567	-	207,552	*

Ashu Swami (Chief Technology Officer) (6)	18,491	55,000	-	73,491	*

Kevin DeNuccio	207,552	-	-	207,552	*

Georges Antoun	55,384	-	-	55,384	*

Jay Leupp	62,552	-	-	62,552	*

Sarita James	37,519	-	-	37,519	*

Said Ouissal	30,217	-	-	30,217	*

Doug Mellinger	62,486	-	-	62,486	*

All Directors and Executive Officers (twelve persons)	962,512	791,317	0	1,753,829	0.58%

* Less than 1%

As of April 26, 2023, there were 167,342,686 shares of our common stock outstanding.

(1) Mr. Thiel is due 500,000 restricted stock units upon joining as the Company’s Chief Executive Officer which 33.33% will vest upon the first anniversary of signing the agreement and the remaining 235,000 RSUs will vest 8.33% (41,650) every three months thereafter for eight consecutive calendar quarters. As of April 26, 2023, Mr. Thiel has 208,250 unvested restricted stock units remaining.

(2) Mr. Crawford is due 150,000 restricted stock units as the Company’s Chief Operating Officer which shall vest 25% (37,500) on each of April 1, 2023, April 1, 2024, April 1, 2025 and April 1, 2026. As of April 26, 2023, Mr. Crawford has 112,500 unvested restricted stock units remaining.

(3) Mr. Gallagher is due 150,000 restricted stock units upon joining as the Company’s Chief Financial Officer which 33.33% will vest upon the first anniversary of signing the agreement and the remaining 100,000 RSUs will vest 8.33% (12,500) every three months thereafter for eight consecutive calendar quarters. As of April 26, 2023, Mr. Gallagher has 100,000 unvested restricted stock units remaining.

(4) Mr. Lee is due 120,000 restricted stock units upon joining as the Company’s Chief Accounting Officer which shall vest 33.33% (40,000) on his first anniversary December 31, 2023 and then 10,000 on each successive quarter end of March 31, 2024, June 30, 2024, September 20, 2024, December 31, 2024, March 31, 2025, June 30, 2025, September 30, 2025 and December 31, 2025. As of April 26, 2023, Mr. Lee has 120,000 unvested restricted stock units remaining.

(5) Mr. Swick is due 46,000 restricted stock units upon joining the Company on July 29, 2022 which shall vest 25% (11,500) on September 30, 2022 and the remaining 34,500 RSUs will vest 6.25% (2,875) every three months thereafter for twelve consecutive calendar quarters. In addition, Mr. Swick is due 166,817 restricted stock units upon joining as the Company’s Chief Growth Officer which shall vest 41,704 on his first anniversary as Chief Growth Officer on March 1, 2024 and then 10,426 shall vest every three months thereafter for twelve consecutive quarters. As of April 26, 2023, Mr. Swick has 195,567 unvested restricted stock units remaining.

(6) Mr. Swami is due 80,000 restricted stock units upon joining as the Company’s Chief Technology Officer which shall vest 20,000 on his first anniversary December 27, 2022 and then 5,000 will vest every three months thereafter for 12 consecutive calendar quarters. As of April 26, 2023, Mr. Swami has 55,000 unvested restricted stock units remaining.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than disclosed herein, there were no transactions during the year ended December 31, 2022, 2021 and 2020 or any currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

Corporate Governance Matters

We are committed to maintaining strong corporate governance practices that benefit the long-term interests of our shareholders by providing for effective oversight and management of the Company. Our governance policies, including a Code of Business Conduct and Ethics (“Code”) can be found on our website at www.marathondh.com by following the link to “Investors” and then to “Governance Docs.”

Our Code of Business Conduct and Ethics, effective December 2017, applies to directors, executive officers and employees of the Company. This Code is intended to focus the directors, executive officers and employees on areas of ethical risk, provide guidance to directors, executive officers and employees to help them recognize and deal with ethical issues, provide mechanisms to report unethical conduct, and help foster a culture of honesty and accountability. Each director, executive officer and employee must comply with the letter and spirit of this Code.

We require that Directors and executive officers must be loyal to the Company and must act at all times in the best interest of the Company and its shareholders and subordinate self-interest to the corporate and shareholder good. Directors and executive officers should never use their position to make a personal profit. Directors and executive officers must perform their duties in good faith, with sound business judgment and with the care of a prudent person.

A “conflict of’ interest” occurs when the private interest of’ a director, executive officer or employee interferes in any way, or appears to interfere, with the interests of the Company as a whole. Conflicts of interest also arise when a director, executive officer or employee, or a member of his or her family, receives improper personal benefits as a result of his or her position as a director, executive officer or employee of the Company. Loans to, or guarantees of the obligations of a director, executive officer or employee or of a member of his or her family, may create conflicts of interest. Directors and executive officers must avoid conflicts of interest with the Company. Any situation that involves, or may reasonably be expected to involve, a conflict of interest with the Company must be disclosed immediately to the Chairman of the Board. This Code does not attempt to describe all possible conflicts of interest that could develop. Some of the more common conflicts from which directors and executive offices must refrain, however, are set out below.

● Relationship of Company with third-parties. Directors, executive officers and employees may not engage in any conduct or activities that are inconsistent with the Company’s best interests or that disrupt or impair the Company’s relationship with any person or entity with which the Company has or proposes to enter into a business or contractual relationship.

● Compensation from non-Company sources. Directors, executive officers and employees may not accept compensation, in any form, for services performed for the Company from any source other than the Company.

● Gifts. Directors, executive officers and employees and members of their families may not offer, give or receive gifts from persons or entities who deal with the Company in those cases where any such gift is being made in order to influence the actions of a director as a member of the Board or the actions of an executive officer as an officer of the Company, or where acceptance of the gifts would create the appearance of a conflict of interest

Directors, executive officers and employees must maintain the confidentiality of information entrusted to them by the Company or its customers, and any other confidential information about the Company that comes to them, from whatever source, in their capacity as a director, executive officer or employee, except when disclosure is authorized or required by laws or regulations. Confidential information includes all non-public information that might be of use to competitors, or harmful to the Company or its customers, if disclosed.

No waiver of any provisions of the Code for the benefit of a director or an executive officer (which includes without limitation, for purposes of this Code, the Company’s principal executive, financial and accounting officers) shall be effective unless (i) approved by the Board of Directors, and (ii) if applicable, such a waiver is promptly disclosed to the Company’s shareholders in accordance with applicable United States securities laws and/or the rules and regulations of the exchange or system on which the Company’s shares are traded or quoted, as the case may be

Director independence is as stated elsewhere in this Form 10-K/A.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended December 31, 2022 and 2021, we engaged Marcum LLP, as our independent auditor. For the years ended December 31, 2020, we engaged RBSM LLP, as our independent auditor. For the years ended December 31, 2022, 2021 and 2020, we incurred fees as set forth below:

	Fiscal Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020

Audit fees	$1,213,280	$384,453	$172,964
Tax fees	377,272	87,083	-
All other fees	779,324	81,625	112,500

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

All services provided by the Company’s independent auditor were approved by the Company’s Audit Committee.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our Audit Committee’s policy, pre-approval is generally provided for particular services or categories of services, including planned services, project-based services and routine consultations. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis. Our Audit Committee approved all services that our independent accountants provided to us in the past three fiscal years.

PART IV

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section302 of the Sarbanes-Oxley Act 2002*
31.2	Certification of Chief Financial Officer pursuant to Section302 of the Sarbanes-Oxley Act 2002*
32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer*

101.INS)*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
(101.SCH)*	Inline XBRL Taxonomy Extension Schema Document
(101.CAL)*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)*	Inline XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB)*	Inline XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
(104)#	The cover page of ‘the Company’s Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K/A for the year ended December 31, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments).

* Filed herein.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 28, 2023

MARATHON DIGITAL HOLDINGS, INC.

	By:	/s/ Fred Thiel
	Name:	Fred Thiel
	Title:	Chief Executive Officer and Executive Chairman
(Principal Executive Officer)

	By:	/s/ Hugh Gallagher
	Name:	Hugh Gallagher
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)