Form 10-Q
period 2023-03-31
MARATHON DIGITAL HOLDINGS, INC.
filed 2023-05-10
CIK 1507605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _______to______

001-36555

(Commission File Number)

MARATHON DIGITAL HOLDINGS, INC.

(Exact Name of Registrant as Specified in Charter)

Nevada	01-0949984
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

101 NE Third Avenue, Suite 1200, Fort Lauderdale, FL	33301
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 702-945-2773

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	MARA	The Nasdaq Capital Market

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 167,399,935 shares of common stock are issued and outstanding as of May 9, 2023.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, “Marathon”, “we”, “us”, “our”, “Company” and similar terms refer to Marathon Digital Holdings, Inc., a Nevada corporation, and its subsidiaries.

Item 1. Financial Statements

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEET

	March 31,	December 31,
	2023	2022
(in thousands, except share and per share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$124,882	$103,705
Restricted cash	—	8,800
Digital assets	189,087	121,842
Other receivable	172	18
Deposits	11,927	2,350
Prepaid expenses and other current assets	60,240	40,833
Total current assets	386,308	277,548

Other assets:
Property and equipment (net of accumulated depreciation of $34,356 and $16,622, respectively)	714,916	273,026
Advances to vendors	57,511	488,299
Investments	80,194	37,000
Long term deposits	54,450	40,903
Long term prepaids	9,373	8,317
Right-of-use assets	1,180	1,276
Digital assets, restricted	—	68,875
Total other assets	917,624	917,696
TOTAL ASSETS	$1,303,932	$1,195,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,235	$1,312
Accrued expenses	17,756	22,295
Legal reserve payable	—	1,171
Operating lease liabilities	336	326
Current portion of accrued interest	2,492	1,011
Total current liabilities	23,819	26,115
Long-term liabilities:
Notes payable	733,260	732,289
Term loan	—	49,882
Operating lease liabilities	909	1,017
Deferred tax liabilities	75	—
Total long-term liabilities	734,244	783,188

Stockholders’ Equity:
Preferred stock, 0.0001 par value, 50,000,000 shares authorized, no shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Common stock, 0.0001 par value, 200,000,000 shares authorized; 167,259,602 and 145,565,916 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	17	15
Additional paid-in capital	1,393,428	1,226,267
Accumulated other comprehensive loss	—	—
Accumulated deficit	(847,576)	(840,341)
Total stockholders’ equity	545,869	385,941
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,303,932	$1,195,244

The accompanying notes are an integral part to these unaudited consolidated condensed financial statements.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	March 31,
(in thousands, except share and per share data)	2023	2022
Total revenues	$51,132	$51,723

Costs and expenses
Cost of revenues
Cost of revenues - energy, hosting and other	(33,377)	(12,522)
Cost of revenues - depreciation and amortization	(17,733)	(13,877)
Total cost of revenues	(51,110)	(26,399)
Operating expenses
General and administrative expenses	(15,344)	(15,515)
Impairment of digital assets	(6,151)	(17,647)
Impairment of patents	—	(919)
Realized gains on digital assets and unrealized gains (losses) on digital assets loan receivable	17,615	(461)
Realized and unrealized gains (losses) on digital assets held within Investment Fund	—	(5,328)
Total operating expenses	(3,880)	(39,870)
Operating loss	(3,858)	(14,546)
Other non-operating income	791	247
Loss from extinguishment of debt	(333)	—
Interest expense	(3,760)	(2,814)
Loss before income taxes	(7,160)	(17,113)
Income tax benefit (expense)	(75)	4,262
Net loss	$(7,235)	$(12,851)

Net loss per share, basic and diluted:	$(0.05)	$(0.12)
Weighted average shares outstanding, basic and diluted:	159,186,506	103,102,596

The accompanying notes are an integral part to these unaudited consolidated condensed financial statements.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

For the Three Months Ended March 31, 2022

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
(in thousands, except share and per share data)	Number	Amount	Number	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	—	—	102,733,273	$10	$835,694	$(153,603)	$682,101
Stock-based compensation, net of tax withholding	—	—	118,796	—	9,275	—	9,275
Issuance of common stock, net of offering costs/At-the-market offering	—	—	2,999,644	1	90,193	—	90,194
Common stock issued for long term service contract	—	—	200,000	—	4,580	—	4,580
Net loss	—	—	—	—	—	(12,851)	(12,851)
Balance as of March 31, 2022	—	—	106,051,713	$11	$939,742	$(166,454)	$773,299

For the Three Months Ended March 31, 2023

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
(in thousands, except share and per share data)	Number	Amount	Number	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	—	—	145,565,916	$15	$1,226,267	$(840,341)	$385,941
Stock-based compensation, net of tax withholding	—	—	336,511	—	3,868	—	3,868
Issuance of common stock, net of offering costs/At-the-market offering	—	—	21,357,175	2	163,293	—	163,295
Net loss	—	—	—	—	—	(7,235)	(7,235)
Balance as of March 31, 2023	—	—	167,259,602	$17	$1,393,428	$(847,576)	$545,869

The accompanying notes are an integral part to these unaudited consolidated condensed financial statements.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,235)	$(12,851)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,733	13,877
Amortization of prepaid service contract	—	4,662
Deferred tax expense (benefit)	75	(4,262)
Realized and unrealized losses on digital assets held within Investment Fund	—	5,328
Realized (gains) on digital assets and unrealized losses on digital assets loan receivable	(17,615)	461
Impairment of digital assets	6,151	17,647
Stock-based compensation	3,945	9,275
Amortization of debt issuance costs	971	971
Impairment of patents	—	919
Loss from extinguishment of debt	333	—
Other adjustments from operations, net	1,290	(366)
Changes in operating assets and liabilities:
Digital assets:
Revenues from digital asset production	(50,941)	(51,723)
Proceeds from sale of digital assets	62,646	—
Deposits	(23,124)	(6,287)
Prepaid expenses and other assets	(20,738)	(4,889)
Accounts payable and accrued expenses	(3,784)	(667)
Accrued interest	1,481	1,843
Net cash used in operating activities	(28,812)	(26,062)
CASH FLOWS FROM INVESTING ACTIVITIES
Advances to vendors	(11,565)	(192,391)
Purchase of property and equipment	(17,270)	(6,534)
Investments in Joint Venture	(43,194)	—
Purchase of equity investments	—	(10,500)
Net cash used in investing activities	(72,029)	(209,425)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	163,295	85,473
Repayment of term loan borrowings	(50,000)	—
Value of shares withheld for taxes	(77)	—
Net cash provided by financing activities	113,218	85,473

Net (decrease) increase in cash, cash equivalents and restricted cash	12,377	(150,014)
Cash, cash equivalents and restricted cash — beginning of period	112,505	268,556
Cash, cash equivalents and restricted cash — end of period	$124,882	$118,542
Supplemental Information
Cash paid during the year for:
Interest	$1,425	$—
Supplemental schedule of non-cash investing and financing activities:
Receivable due to share issuance	—	4,720
Operating lease assets obtained in exchange for new operating lease liabilities		1,353
Reclassifications from advances to vendor to property and equipment upon receipt of equipment	442,353	64,405
Common stock issued for service and license agreements	—	4,580

The accompanying notes are an integral part to these unaudited consolidated condensed financial statements.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

We were incorporated in the State of Nevada on February 23, 2010 under the name Verve Ventures, Inc. In October 2012, we commenced our IP licensing operations, at which time the Company’s name was changed to Marathon Patent Group, Inc. We purchased digital asset mining machines and established a data center in Canada to mine digital assets in 2017. The Company ceased operating in Canada in 2020 and relocated all owned mining rigs to the U.S. The Company has since expanded bitcoin mining activities across the U.S. and internationally. The Company changed its name to Marathon Digital Holdings, Inc. on March 1, 2021. As of March 31, 2023, the Company is solely focused on the mining of bitcoin and ancillary opportunities within the Bitcoin ecosystem.

Ancillary businesses are those that relate to the Bitcoin ecosystem but may be above and beyond those directly related to the self-mining of bitcoin. The ancillary businesses most closely related to mining of bitcoin may include, but will not be limited to, management of bitcoin mining facilities for third party owners, advisory and consulting services to third parties seeking to set up and operate bitcoin mining facilities and joint ventures for bitcoin mining projects in domestic and international jurisdictions such as our project in Abu Dhabi, United Arab Emirates. We will also seek to be involved in Bitcoin related projects including, but not limited to, development of technologies in immersion, hardware, firmware, mining pools and side chains that use the bitcoin blockchain. We will also seek to be involved in the development of projects and technologies for generating electricity from renewable energy sources as well as methane gas capture to power bitcoin mining projects.

The term “Bitcoin” with a capital “B” is used to denote the Bitcoin protocol which implements a highly available, public, permanent, and decentralized ledger. The term “bitcoin” with a lower case “b” is used to denote the token, bitcoin.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated condensed financial statements are unaudited and have been prepared in accordance with the rules and regulations of the SEC. They include all adjustments that we consider necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. The consolidated condensed balance sheet was derived from audited financial statements but does not include all footnote disclosures from the annual financial statements.

Basis of Presentation and Principles of Consolidation

These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 16, 2023.

The accompanying unaudited consolidated condensed financial statements include the accounts of the Company and its wholly owned and controlled subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any future fiscal periods in 2023 or for the full year ended December 31, 2023.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management include, but are not limited to, estimates of the useful lives of fixed assets, assumptions used to calculate fair value of options granted, realization of long-lived assets, deferred income taxes, unrealized tax positions and realization of digital assets.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on the reported financial position, results of operations, or cash flows. Previously reported depreciation and amortization expense has now been reclassified to “Cost of revenues - depreciation and amortization.” Previously reported compensation and related taxes, consulting fees, and professional fees have now been reclassified within “General and administrative expenses.” In addition, previously reported interest income has now been reclassified to “Other non-operating income.”

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalent balances at financial institutions that are insured by the FDIC. As of March 31, 2023 and December 31, 2022, the Company’s bank balances with its primary cash management institutions exceeded the FDIC limit ($250 thousand). In March 2023, the Company began to participate, to the extent practicable, in deposit programs which “sweep” its deposits across multiple FDIC insured accounts, each with deposits of no more than $250 thousand.

Restricted cash principally represented those cash balances that support commercial letters of credit and are restricted from withdrawal. The following table provides a reconciliation of the total cash, cash equivalents and restricted cash reported on the consolidated condensed balance sheet to the corresponding amounts reported on the consolidated condensed statements of cash flows.

	March 31,	December 31,
(in thousands)	2023	2022
Cash and cash equivalents	$124,882	$103,705
Restricted cash	—	8,800
Cash, cash equivalents and restricted cash	$124,882	$112,505

Digital assets and Digital assets, restricted

Digital assets are included in current and other assets in the consolidated condensed balance sheet. Digital assets are accounted for as indefinite-lived intangible assets, and are initially measured in accordance with FASB Accounting Standards Codification (“ASC”) Topic 350 – Intangibles-Goodwill and Other (“ASC 350”). Digital assets, restricted represent collateral for long-term loans and as such are classified as a non-current asset.

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

The following table presents the activities of the digital assets and digital assets, restricted for the three months ended March 31, 2023:

(in thousands)
Digital assets and digital assets, restricted at December 31, 2022	$190,717
Revenues from digital asset production	50,941
Impairment of digital assets	(6,151)
Proceeds from sale of digital assets	(62,646)
Gain on sale of digital assets	17,615
Payment of advisory fee	(1,389)
Digital assets and digital assets, restricted at March 31, 2023	$189,087

As of March 31, 2023, the Company held approximately 11,466 bitcoin, classified on the consolidated condensed balance sheet as “Digital assets”, with a carrying value of $189,087 thousand. At March 31, 2023, the fair market value of the Company’s bitcoin holdings was approximately $326,487 thousand based on Level 1 inputs. Impairment of digital assets for the three months ended March 31, 2023 includes an out of period adjustment of $1,221 thousand (refer to NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - OUT OF PERIOD ADJUSTMENTS, for further discussion). As of December 31, 2022, the Company held approximately 12,232 bitcoin, relating to digital assets and digital assets, restricted, with a carrying value of $190,717 thousand and a fair value of $202,409 thousand based on Level 1 inputs.

Digital assets held in fund

On January 25, 2021, the Company entered into a limited partnership agreement with NYDIG Digital Assets Fund III, LP (the “Fund”) pursuant to which the Fund purchased 4,813 bitcoin for an aggregate purchase price of $150,000 thousand. The Company owned 100% of the limited partnership interests and consolidated the Fund under a voting interest model. The consolidated assets in the investment fund are included in current assets in the consolidated condensed balance sheet under the caption “Digital assets held in fund.”

The Fund qualified and operated as an investment company for accounting purposes pursuant to the accounting and reporting guidance under ASC 946 – Financial Services – Investment Companies (“ASC 946”), which requires fair value measurement of the Fund’s investments in digital assets. The Company retains the Fund’s investment company specific accounting principles under ASC 946 upon consolidation. We recorded any changes in the fair value of the assets in the consolidated condensed statements of operations under the caption “Realized and unrealized gains (losses) on digital assets held within Investment Fund.”

On June 10, 2022, the Company redeemed 100% of its limited partnership interest in the Fund in exchange for approximately 4,769 bitcoin with a fair market value of approximately $137,844 thousand. This bitcoin was transferred from the Fund’s custodial wallet to the Company’s digital wallet. Upon redemption, the Company no longer had a majority voting interest in the Fund and therefore deconsolidated the Fund in accordance with ASC 810 – Consolidation (“ASC 810”). The Company did not record any gain or loss upon deconsolidation as the digital assets in the Fund were measured at fair value. Subsequent to the transfer, the bitcoin transferred to the Company’s digital wallet was accounted for at cost less impairment in line with its digital assets measurement policy as described under “Digital Assets and Digital assets, restricted.”

Embedded Derivatives

The Company evaluates its financing and service arrangements to determine whether certain arrangements contain features that qualify as embedded derivatives requiring bifurcation in accordance with ASC 815 - Derivatives and Hedging (“ASC 815”). Embedded derivatives that are required to be bifurcated from the host instrument or arrangements are accounted for and valued as separate financial instruments. For derivatives that are assets or liabilities, the derivative instrument is initially recorded at its fair value and is then remeasured at each reporting date with changes in the fair value reported in the statements of operations. The Company classifies derivative assets or liabilities in the consolidated condensed balance sheet as current or non-current based on whether settlement of the instrument could be required within 12 months of the consolidated condensed balance sheet date.

Deposits

The Company contracts with service providers for hosting of its equipment and operational support in data centers where the Company’s equipment is deployed. These arrangements also call for advance payments to be made to vendors in conjunction with the contractual obligations associated with these services. The Company classifies these payments as “Deposits” on the consolidated condensed balance sheet.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and impairment, as applicable. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The Company’s property and equipment is primarily composed of bitcoin miners which are largely homogeneous and have approximately the same useful lives. Accordingly, the Company utilizes the group method of depreciation for its bitcoin miners. The Company will update the estimated useful lives of its bitcoin mining server group periodically as information on the operations of the mining equipment indicates changes are required. The Company will assess and adjust the estimated useful lives of its mining equipment when there are indicators that the productivity of the mining assets is higher or lower than the assigned estimated useful lives.

Investments

Investments, which may be made from time to time for strategic reasons (and not to engage in the business of investments), are included in non-current assets in the consolidated condensed balance sheet. Investments without a readily determinable fair value are recorded at cost minus impairment, plus or minus changes from observable price changes in orderly transactions for identical or similar investments of the same issuer, in accordance with the measurement alternative described in ASC 321 - Investments – Equity Securities (“ASC 321”). As part of the Company’s policy to maximize return on strategic investment opportunities, while preserving capital and limiting downside risk, the Company may at times enter into equity investments or Simple Agreements for Future Equity (“SAFE”) agreements. The nature and timing of the Company’s investments will depend on available capital at any particular time and the investment opportunities identified and available to the Company.

On February 3, 2022, the Company purchased approximately $10,000 thousand of convertible preferred stock of Compute North Holdings, Inc. The acquisition of convertible preferred stock was accounted for as investments in equity securities without readily determinable fair value at cost minus impairment, as adjusted for observable price changes in orderly transactions for identical or similar investment of the same issuer, pursuant to ASC 321. This investment was subject to an impairment of $10,000 thousand following Compute North’s Chapter 11 Bankruptcy filing in September 2022 (See NOTE 8 – COMPUTE NORTH BANKRUPTCY).

On May 3, 2022, the Company converted $2,000 thousand from a SAFE investment into preferred stock while purchasing an additional $3,500 thousand of preferred stock in Auradine, Inc. along with entering into a commitment to acquire $30,000 thousand of additional shares of preferred stock. This forward contract was accounted for under ASC 321 as an equity security.

On September 27, 2022, the Company purchased an additional $30,000 thousand of preferred stock, bringing its total carrying amount of investment in Auradine, Inc. preferred stock to $35,500 thousand, with no noted impairments or other adjustments. The Company accounts for the preferred stock as investments in equity securities without a readily determinable fair value at cost minus impairment, as adjusted for observable price changes in orderly transactions for identical or similar investments from the same issuer, pursuant to ASC 321 (See NOTE 13 – RELATED PARTY TRANSACTIONS).

As of the three months ended March 31, 2023 and year ended December 31, 2022, the Company has one remaining SAFE investment with a carrying value of $1,000 thousand, with no noted impairments or other adjustments.

Equity Method Investments

The Company accounts for investments in which it owns between 20% and 50% of the common stock or has the ability to exercise significant influence, but not control, over the investee using the equity method of accounting in accordance with ASC 323 - Equity Method Investments and Joint Ventures (“ASC 323”). Under the equity method, an investor initially records an investment in the stock of an investee at cost and adjusts the carrying amount of the investment to recognize the investor’s share of the earnings or losses of the investee after the date of acquisition.

On January 27, 2023, the Company and FS Innovation, LLC (“FSI”) entered into a Shareholders’ Agreement regarding the formation of an Abu Dhabi Global Markets company (the “ADGM Entity”). For the three months ended March 31, 2023, the ADGM Entity did not have any earnings or losses. As of March 31, 2023, the carrying value of the Company’s 20% ownership in the ADGM Entity was $43,194 thousand. The equity method investment is included in non-current assets in the consolidated condensed balance sheet under “Investments.”

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

Revenues From Contracts with Customers

The Company recognizes revenue under ASC 606 – Revenue from Contracts with Customers (“ASC 606”). The core principle of the revenue standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

Income Taxes

Effective Tax Rate

Our effective tax rate (“ETR”) from continuing operations was (1.06)% for the three months ended March 31, 2023, and 24.91% for the three months ended March 31, 2022, respectively. The difference between the US statutory tax rate of 21% was primarily due to the change in valuation allowance as a result of current year activity. The following item caused the quarterly ETR to be significantly different from our historic annual ETR:

●	During the year ended December 31, 2022, the Company concluded, based upon all available evidence, it was more likely than not that it would not have sufficient future taxable income to realize the Company’s federal and state deferred tax assets. As a result, the Company established a valuation allowance against deferred tax assets that were not supported by reversing deferred tax liabilities. No events occurred in the three months ended March 31, 2023 impacting this determination.

Income Tax in Interim Periods

The Company records its tax expense or benefit on an interim basis using an estimated annual effective tax rate. This rate is applied to the current period ordinary income or loss to determine the income tax provision or benefit allocated to the interim period. The income tax effects of unusual or infrequent items are excluded from the estimated annual effective tax rate and are recognized in the impacted interim period.

Adjustments to the estimated annual effective income tax rate are recognized in the period when such estimates are revised.

Uncertainties

The Company files federal and state income tax returns. The 2019-2021 tax years generally remain subject to examination by the IRS and various state taxing authorities, although the Company is not currently under examination in any jurisdiction.

The Company does not currently expect any of its remaining unrecognized tax benefits to be recognized in the next twelve months.

Out-of-Period Adjustment

During the three months ended March 31, 2023, the Company recorded an out-of-period adjustment as a result of applying the quoted price in an active market to the digital assets in accordance with ASC 820. The adjustment resulted in increased impairment of digital assets reflected in the current period consolidated condensed statement of operations of $1,221 thousand. The Company evaluated the quantitative and qualitative aspects of this out of period adjustment and determined that the adjustment did not have a material impact to any previously reported quarterly or annual financial statements. Refer to NOTE 6 - FAIR VALUE MEASUREMENT for further discussion.

Recent Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequences of the change to its consolidated condensed financial statements and assures that there are proper controls in place to ascertain that the Company’s consolidated condensed financial statements properly reflect the change.

There have been no material changes to our recent accounting pronouncements that were disclosed in our Annual Report on Form 10-K, which was filed with the SEC on March 16, 2023.

NOTE 3 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company recognizes revenue in accordance with ASC 606. The core principle of the revenue standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

●	Step 1: Identify the contract with the customer

●	Step 2: Identify the performance obligations in the contract

●	Step 3: Determine the transaction price

●	Step 4: Allocate the transaction price to the performance obligations in the contract

●	Step 5: Recognize revenue when the Company satisfies a performance obligation

In order to identify the performance obligations in a contract with a customer, an entity must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met:

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

The transaction price allocated to each performance obligation is recognized when that performance obligation is satisfied, at a point in time or over time, as appropriate.

Application of the five-step model to the Company’s mining operations

The Company’s ongoing major or central operation is to provide bitcoin transaction verification services to the bitcoin network through a Company-operated mining pool as the operator and a participant in a private pool (“Operator”) (such activity as Participant and Operator, collectively, “mining”) and to provide computing power to collectives of third-party bitcoin miners (such collectives, “mining pools”) as a participant (“Participant”). The Company currently mines in a self-operated pool, which was previously open to third-party pool participants from September 2021 until May 2022.

The following table presents revenue of the Company disaggregated for those arrangements in which the Company is the Operator and Participant:

	Three Months Ended March 31,
(in thousands)	2023	2022
Revenues from contracts with customers
Participant	$17,876	$—
Operator - Transaction fees	1,051	517
Other revenue
Operator - Block rewards	32,205	51,206
Total revenue	$51,132	$51,723

Operator

As Operator, the Company provides transaction verification services. Transaction verification services are an output of the Company’s ordinary activities; therefore, the Company views the transaction requestor as a customer and accounts for the transaction fees it earns as revenue from a contract with a customer under ASC 606. The bitcoin network is not an entity such that it may not meet the definition of a customer; however, the Company has concluded it is appropriate to apply ASC 606 by analogy to block rewards earned from the network. A contract exists under ASC 606 at the point the Company successfully validates a transaction to the distributed ledger. At this point, the performance obligation to validate the requested transaction has been satisfied and a contract is deemed to exist as follows:

●	The transaction requester, the bitcoin network, and the Company have approved the contract and have evidenced they are committed to the transaction at the point of successfully validating and adding the transaction to the distributed ledger. The parties’ rights, the consideration to be transferred, and the payment terms are clear. The transaction has commercial substance and collection of the block reward and transaction fees to which the Company is entitled is probable because they are transferred to the Company as part of closing a successful block.

●	By successfully mining a block, the Company satisfies its lone performance obligation of providing transaction verification services and, thus, earns revenue at that point in time. The amount to which the Company is entitled for successfully validating a block of transactions is fixed at the point in time the contract is deemed to exist and the performance obligation is satisfied. Thus, there is no variable consideration.

The Company engaged unrelated third-party mining enterprises (“pool participants”) to contribute computing power, and in exchange, remitted transaction fees and block rewards to pool participants on a pro rata basis according to each respective pool participant’s contributed computing power (“hash rate”). The MaraPool wallet (owned by the Company as Operator) is recorded on the distributed ledger as the winner of proof of work block rewards and assignee of all validations and, therefore, the transaction verifier of record. The pool participants entered into contracts with the Company as Operator; they did not directly enter into contracts with the network or the requester and were not known verifiers of the transactions assigned to the pool. As Operator, the Company delegated mining work to the pool participants utilizing software that algorithmically assigned work to each individual miner. By virtue of its selection and operation of the software, the Company as Operator controlled delegation of work to the pool participants. This indicated that the Company directed the mining pool participants to contribute their hash rate to solve in areas that the Company designates. Therefore, the Company determined that it controlled the service of providing transaction verification services to the network and requester. Accordingly, the Company recorded all of the transaction fees and block rewards earned from transactions assigned to MaraPool as revenue, and the portion of the transaction fees and block rewards remitted to MaraPool participants as cost of revenues. The Company operated a mining pool that engaged third-party pool participants from September 2021 until May 2022.

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

Participant

When the Company is a Participant in a third-party operated mining pool, the Company provides hash rate that is an output of the Company’s ordinary activities in exchange for consideration. The Company considers the third-party mining pool operators its customers under Topic 606. These contracts are period-to-period contracts because they are terminable at any time by either party without compensation. A new contract is determined to exist each period (i.e., second, minute, hour) that neither the Company, nor the pool operator, terminates the arrangement.

The consideration to which the Company is entitled is a fractional share of the block award and transaction fees; the amount of which is based on the proportion of the Company’s contributed hash rate to the total computing power contributed by all mining pool participants in solving the current algorithm as calculated and determined by the pool operator, usually through usage of a mining software, net of any pool fees due to the pool operator. The Company receives the consideration in aggregate typically within 24 hours of winning the block, and any disputes to the consideration to which the Company is entitled can be made by notifying and resolving the issues with the pool operators. However, there have not been any subsequent adjustments to the fees received, therefore the Company concludes that it is probable that a significant reversal of revenue recognized will not occur upon settlement.

Providing computing power on rigs to solve complex cryptographic algorithms in support of blockchain mining (in a process known as “solving a block”) is the primary output of the Company’s ordinary activities. The provision of computing power is the only performance obligation under our arrangements with third-party mining pool operators. The transaction consideration the Company receives is non-cash (i.e., bitcoin) and entirely variable as it is unknown at each contract inception whether the Company will earn any consideration during the period, and if it does become entitled to consideration, how much consideration to which it will be entitled.

The Company satisfies its performance obligation to provide computing power to the pool operator over time as described in FASB ASC 606-10-25-27(a) as the pool operator simultaneously consumes and receives benefits from the Company’s provision of computing power, which it uses continuously as an input to the pool’s efforts to solve a block.

In accordance with FASB ASC 606-10-32-11 and 32-12, the Company constrains the variable consideration to which it is entitled and does not recognize revenue for such amounts until it receives confirmation of the amount, usually via the settlement of the fractional share of block reward and transaction fees in the Company’s digital wallet. Since the Company does not have visibility on its contributed computing power relative to the pool’s total computing power, which is one of the key inputs that determine the fractional block reward and transaction fees share to which it is entitled; therefore, it only knows the amount of non-cash consideration to which it is entitled upon settlement of the Company’s earned fractional share into its digital wallet. Because of this and the fact that the Company’s fractional share substantively varies from block to block, it is not probable that a significant reversal of revenue will not occur until the uncertainty related to the Bitcoin to which the Company is entitled ultimately resolves at settlement. At settlement, the total block reward and transaction fees consideration earned by the pool operator are allocated and distributed (with no provision for, or risk of, clawback) by the pool operator to each participant based on each participant’s contribution of computing power. Consequently, at that point in time, the risk of significant revenue reversal abates such that consideration should be added to the transaction price (and revenue recognized accordingly). Settlement of consideration typically occurs within 24 hours of when a block is won unless such block is won over a weekend or holiday, in which case settlement can take up to 72 hours.

The Company uses its accounting convention to measure revenue based upon the daily quoted closing U.S. dollar spot rate of bitcoin on the day the transaction fees and block rewards are settled in the Company’s wallet. This accounting convention does not result in materially different revenue recognition from using the fair value of the bitcoin earned at contract inception and has been consistently applied in all periods presented.

Expenses associated with providing computing power services to third-party operated mining pools, such as rent and electricity costs, are recorded as cost of revenues. Depreciation on digital asset mining equipment is also recorded as a component of cost of revenues.

NOTE 4 – ADVANCES TO VENDORS AND DEPOSITS

The Company contracts with bitcoin mining equipment manufacturers in procuring equipment necessary for the operation of its bitcoin mining operations. A typical agreement calls for a certain percentage of the total order to be paid in advance at specific intervals, usually within several days of execution of a specific contract and periodically thereafter with final payments due prior to each shipment date. The Company accounts for these payments as “Advances to vendors” on the consolidated condensed balance sheet.

As of March 31, 2023 and December 31, 2022, such advances totaled approximately $57,511 thousand and $488,299 thousand, respectively.

In addition, the Company contracts with other service providers for the hosting of its equipment and operational support in data centers where the Company’s equipment is deployed. These arrangements also call for advance payments to be made to vendors in conjunction with the contractual obligations associated with these services. We classify these payments as “Deposits” on the consolidated condensed balance sheet.

NOTE 5 – PROPERTY AND EQUIPMENT

The components of property and equipment as of March 31, 2023 and December 31, 2022 are:

(in thousands, except useful life)	Useful life (Years)	March 31, 2023	December 31, 2022
Mining rigs	3	$326,951	$116,634
Containers	10	3,112	1,614
Website and leasehold improvements	7	206	206
Construction in progress	N/A	419,003	171,194
Gross property, equipment		749,272	289,648
Less: Accumulated depreciation		(34,356)	(16,622)
Property and equipment, net		$714,916	$273,026

The Company’s depreciation expense related to property and equipment for the three months ended March 31, 2023 and 2022 was $17,733 thousand and $13,877 thousand, respectively.

NOTE 6 – FAIR VALUE MEASUREMENT

The Company measures certain financial and non-financial assets and liabilities at fair value on a recurring or non-recurring basis. The Company uses a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, essentially an exit price, based on the highest and best use of the asset or liability. The levels of the fair value hierarchy are:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities

Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions

The carrying amounts reported in the consolidated condensed balance sheet for cash and cash equivalents, other receivable, deposits, prepaid expenses and other current assets, property and equipment, advances to vendors, accounts payable, accrued expenses, and legal reserve payable, approximate their estimated fair market value based on the short-term maturity of these instruments.

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

Recurring measurement of fair value

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of March 31, 2023 and December 31, 2022, respectively:

	Recurring fair value measured at March 31, 2023
(in thousands)	Total carrying value at March 31, 2023	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and cash equivalents (1)	$153	$153	$—	$—

	Recurring fair value measured at December 31, 2022
(in thousands)	Total carrying value at December 31, 2022	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Cash and cash equivalents (1)	$92,044	$92,044	$—	$—

(1)	Represents money market accounts. Excludes $124,729 thousand and $11,661 thousand of cash and cash equivalents.

There were no transfers among Levels 1, 2 or 3 during the three months ended March 31, 2023.

Non-recurring measurement of fair value

The following tables present information about the Company’s assets and liabilities measured at fair value on a non-recurring basis and therefore, not included in the tables above. These assets include (a) digital assets and digital assets, restricted that are initially recorded at cost and subsequently impaired as the fair value falls below its carrying value; (b) mining rigs and advances to vendors that are written down to fair value due to the decrease in the cost of bitcoin mining rigs that was driven by the drop in bitcoin prices during the fourth quarter ended December 31, 2022. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., impairment). The Company’s estimated level within the fair value hierarchy of those assets and liabilities as of March 31, 2023 and December 31, 2022, respectively:

	Non-recurring fair value measured at March 31, 2023
(in thousands)	Total carrying value at March 31, 2023	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Digital assets	$189,087	$326,487	$—	$—

	Non-recurring fair value measured at December 31, 2022
(in thousands)	Total carrying value at December 31, 2022	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Digital assets	121,842	—	129,335	—
Property and equipment, net (1)	271,280	—	271,280	—
Advances to vendors	488,299	—	488,299	—
Digital assets, restricted	68,875	—	73,074	—

(1)	Represents mining rigs. Excludes $1,746 thousand of Property and equipment relating to containers and website and leasehold improvements.

During the three months ended March 31, 2023, the fair value of digital assets and digital assets, restricted were transferred from Level 2 to Level 1, as a result of using the quoted price in the active market in accordance with ASC 820. There were no other transfers among Levels 1, 2 or 3 during the three months ended March 31, 2023. As of March 31, 2023 and December 31, 2022, there were no other assets and liabilities measured at fair value on a non-recurring basis.

NOTE 7 – NET LOSS PER SHARE

Net income per common share is calculated in accordance with ASC Topic 260 – “Earnings Per Share” (“ASC 260”). Basic income per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. For the three months ended March 31, 2023 and 2022, respectively, the Company incurred a loss position and as such, the computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding, as they would be anti-dilutive.

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at March 31, 2023 and 2022 are as follows:

	Three months ended March 31,
	2023	2022
Warrants to purchase common stock	324,375	324,375
Restricted stock units	1,500,254	1,188,478
Convertible notes to exchange common stock	9,812,955	9,812,955
Total dilutive shares	11,637,584	11,325,808

The following table sets forth the computation of basic and diluted loss per share:

	Three months ended March 31,
	2023	2022
Net loss attributable to common shareholders	$(7,235)	$(12,851)

Denominator:
Weighted average common shares - basic and diluted	159,186,506	103,102,596
Loss per common share - basic and diluted	$(0.05)	$(0.12)

NOTE 8 – COMPUTE NORTH BANKRUPTCY

On September 22, 2022, Compute North Holdings, Inc. (along with its affiliated debtors, collectively, “Compute North”, filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the Southern District of Texas under Chapter 11 of the U.S. Bankruptcy Code (11 U.S. Code section 101 et seq.). Marathon’s financial exposure to Compute North at the time of the bankruptcy filing included:

-	Approximately $10,000 thousand in Convertible Preferred Stock of Compute North Holdings, Inc.
-	Approximately $21,000 thousand related to an unsecured Senior Promissory note with Compute North LLC.
-	Approximately $50,000 thousand in operating deposits with Compute North primarily related to the King Mountain and Wolf Hollow hosting facilities.

The Company recorded an impairment charge of $55,674 thousand during 2022. On February 16, 2023, the Bankruptcy Court approved the Debtors Plan of Reorganization, pursuant to which Marathon’s claim has been fixed at $40,000 thousand as an unsecured claim to be paid out according to the timing and percentages within the approved Debtor’s plan.

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock

Shelf Registration Statements on Form S-3 and At-The-Market Offering Agreements

On February 11, 2022, the Company entered into an At-The-Market Offering Agreement, or sales agreement, with H.C. Wainwright & Co., LLC relating to shares of its common stock. In accordance with the terms of the sales agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $750,000 thousand from time to time through Wainwright acting as its sales agent. As of March 31, 2023, the Company has sold 63,498,908 shares of common stock for an aggregate purchase price of $524,781 thousand, net of offering costs, pursuant to this At-The-Market Offering Agreement.

Common Stock Warrants

As of March 31, 2023 and December 31, 2022, the Company had 324,375 issued and outstanding stock warrants.

Restricted Stock

A summary of the restricted stock award activity (represented by restricted stock units (RSUs) for the three months ended March 31, 2023 is as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2022	1,255,648	$22.60
Granted	662,865	6.86
Vested	(418,259)	17.56
Nonvested at March 31, 2023	1,500,254	$17.05

NOTE 10 – DEBT

On November 18, 2021, the Company issued $650,000 thousand principal of its 1.0% Convertible Senior Notes due 2026 (the “Notes”). The Notes were issued pursuant to, and are governed by, an indenture (the “Indenture”), dated as of November 18, 2021, between the Company and U.S. Bank National Association, as trustee (the “Trustee”). Pursuant to the purchase agreement between the Company and the initial purchasers of the Notes, the Company also granted the initial purchasers an option, for settlement within a period of 13 days from, and including, November 18, 2021 to purchase up to an additional $97,500 thousand principal of Notes, which additional Notes were purchased on November 23, 2021, for an aggregate principal amount of Notes purchased of $747,500 thousand. All references in this disclosure to “Notes” includes the Notes issued on both November 18, 2021 and November 23, 2021. As of March 31, 2023 and December 31, 2022, notes outstanding, net of unamortized discounts of approximately $14,240 thousand and $15,211 thousand, respectively, were $733,260 thousand and $732,289 thousand, respectively.

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

On July 28, 2022, the Company entered into a Revolving Credit and Security Agreement (the “Agreement”) with Silvergate Bank (the “Bank”) pursuant to which Silvergate had agreed to loan the Company up to $100,000 thousand on a revolving basis pursuant to the terms of the Agreement. This facility refinanced and replaced an existing $100,000 thousand facility the Company had in place with the Bank. On the same date, the Company also entered into a $100,000 thousand principal term loan facility (the “Term Loan”) with Silvergate. See Form 10-K for the year ended December 31, 2022 for the terms of the facilities set forth in the Agreement and the Term Loan.

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

NOTE 11 – LEASES

Leases

The Company leases office space in the United States under operating lease agreements. The Company also entered into an arrangement with Applied Blockchain for the use of energized cryptocurrency mining facilities under which the Company pays for electricity per megawatt based on usage. The Company has determined that it has embedded operating leases at two of the facilities governed by this arrangement that commenced in January and March 2023, and has elected not to separate lease and non-lease components. Payments made for these two operating leases are therefore entirely variable and are based on usage of electricity, and the Company therefore does not record a right-of-use asset or lease liability associated with the leases. Variable lease cost during the three months ended March 31, 2023 are disclosed in the table below. Office space and mining facilities comprise the Company’s material underlying asset classes under operating lease agreements. The Company has no material finance leases.

As of March 31, 2023, the Company’s right-of-use (“ROU”) assets and total lease liabilities were $1,180 thousand and $1,245 thousand, respectively, for leases in the United States. As of December 31, 2022, the Company’s ROU assets and total lease liabilities were $1,276 thousand and $1,343 thousand, respectively. The Company has amortized right-of-use assets totaling $84 thousand and $110 thousand for the three months ended March 31, 2023, and year ended December 31, 2022, respectively.

Operating lease costs are recorded on a straight-line basis within operating expenses. The Company’s total lease expense is comprised of the following:

	For the Three Months Ended March 31,
(in thousands)	2023	2022
Operating leases
Operating lease cost	$112	$26
Operating lease expense	112	26
Short-term lease rent expense	9	7
Variable lease cost	2,773	—
Total rent expense	$2,894	$33

Additional information regarding the Company’s leasing activities as a lessee is as follows:

	For the Three Months Ended March 31,
(in thousands, except term and discount rate data)	2023	2022
Operating cash flows from operating leases	$(2)	$17
Weighted-average remaining lease term – operating leases	3.5	4.7
Weighted-average discount rate – operating leases	5%	5%

Year	Amount (in thousands)
2023 (remaining)	$346
2024	362
2025	312
2026	241
2027	102
Thereafter	—
Total	$1,363

NOTE 12 – LEGAL PROCEEDINGS

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

On February 16, 2023, the Bankruptcy Court confirmed Compute North’s chapter 11 plan (the “Plan”), pursuant to which Compute North will liquidate its remaining assets and distribute proceeds arising therefrom in accordance with the waterfall set forth in the Plan. In its disclosure statement filed on December 19, 2022, the Compute North Debtors projected that holders of allowed general unsecured claims could recover anywhere between 8% to 65% on their claims, while holders of preferred equity interests are expected to recover nothing on their interests. The Plan became effective on March 31, 2023. At this time, the Company cannot predict the quantum of its potential recovery on account of its allowed general unsecured claim and preferred equity interests or the timing of when it would receive any distributions under the Plan on account of its claims and interests.

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

Putative Class Action Complaint

On December 17, 2021, a putative class action complaint was filed in the United States District Court for the District of Nevada, against the Company and present and former senior management. The complaint alleges securities fraud related to the disclosure of an SEC investigation previously made by the Company on November 15, 2021. Plaintiff Tad Schlatre served the complaint on the Company on March 1, 2022. On September 12, 2022, the court appointed Carlos Marina as lead plaintiff. On October 21, 2022, lead plaintiff voluntarily dismissed the complaint without prejudice. On December 7, 2022, the action was closed.

On March 30, 2023, a putative class action complaint was filed in the United States District Court for the District of Nevada, against the Company and present and former senior management. The complaint alleges securities fraud related to the Company’s announcement of accounting restatements on February 28, 2023. Plaintiff has not served the complaint on the Company.

Information Subpoenas

On October 6, 2020, the Company entered into a series of agreements with multiple parties to design and build a data center for up to 100-megawatts in Hardin, MT. In conjunction therewith, the Company filed a Current Report on Form 8-K on October 13, 2020. The 8-K discloses that, pursuant to a Data Facility Services Agreement, the Company issued 6,000,000 shares of restricted Common Stock, in transactions exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. During the quarter ended September 30, 2021, the Company and certain of its executives received a subpoena to produce documents and communications concerning the Hardin, Montana data center facility described in our Form 8-K dated October 13, 2020. The Company received an additional subpoena from the SEC on April 10, 2023, relating to, among other things, transactions with related parties. We understand that the SEC may be investigating whether or not there may have been any violations of the federal securities law. We are cooperating with the SEC.

Ho v. Marathon

On January 14, 2021, Plaintiff Michael Ho (“Plaintiff” or “Ho”) filed a Civil Complaint for Damages and Restitution (“Complaint”) against the Company. The Complaint alleges six causes of action against the Company, (1) Breach of Written Contract; (2) Breach of Implied Contract; (3) Quasi-Contract; (4) Services Rendered; (5) Intentional Interference with Prospective Economic Relations; and (6) Negligent Interference with Prospective Economic Relations. The claims arise from the same set of facts. Ho alleges that the Company profited from commercially-sensitive information he shared with the Company and then it refused to compensate him for his role in securing the acquisition of a supplier of energy for the Company. On February 22, 2021, the Company responded to Mr. Ho’s Complaint with a general denial and the assertion of applicable affirmative defenses. Then, on February 25, 2021, the Company removed the action to the United States District Court in the Central District of California, where the action remains pending. The Company filed a motion for summary judgment/adjudication of all causes of action. On February 11, 2022, the Court granted the motion and dismissed Ho’s 2nd, 5th and 6th causes of action. Discovery is substantially closed. The Court held a pre-trial conference on February 24, 2022, where it vacated the March 3, 2022 trial date and ordered the parties to meet and confer on a new trial date. The Court discussed the various theories of damages maintained by the parties. In its ruling on the summary judgment motion and at the pre-trial conference on February 24, 2022, the Court noted that a jury is more likely to accept $150,000 as an appropriate damages amount if liability is found, as opposed to the various theories espoused by Ho that result in multi-million-dollar recoveries. Due to outstanding issues of fact and law, it is impossible to predict the outcome at this time; however, after consulting legal counsel, the Company is confident that it will prevail in this litigation, since it did not have a contract with Mr. Ho and he did not disclose any commercially-sensitive information under any mutual nondisclosure agreement that was used to structure any joint venture with energy providers. The trial has been rescheduled for January 29, 2024, and is scheduled for four days, including jury selection.

NOTE 13 – RELATED PARTY TRANSACTIONS

On September 23, 2022, the Company made an incremental $30,000 thousand investment in Auradine, Inc., bringing its total holdings in Auradine to $35,500 thousand based upon a previously issued and disclosed SAFE instrument. Said Ouissal, a director of the Company, currently owns approximately 5% of the issued and outstanding shares of Auradine, and Fred Thiel, the Company’s Chairman and CEO, sits on Auradine’s Board of Directors. On November 3, 2022, the Company’s Board met and determined that Said Ouissal was no longer deemed to be an independent director of the Company. As a result, Mr. Ouissal stepped down from all Board Committees.

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated other subsequent events through the date the consolidated financial statements were available to be issued and has concluded that no such events or transactions took place that would require disclosure.

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

Business Overview

The Company was incorporated in the State of Nevada on February 23, 2010 under the name Verve Ventures, Inc. In October 2012, the Company commenced IP licensing operations, at which time the Company’s name was changed to Marathon Patent Group, Inc. The Company commenced mining bitcoin in 2018 and changed its name to Marathon Digital Holdings, Inc. on March 1, 2021. As of March 31, 2023, the Company is solely focused on the mining of bitcoin and ancillary opportunities within the Bitcoin ecosystem under the name Marathon Digital Holdings, Inc. and operates primarily in the United States and with certain strategic joint ventures in the Middle East under development.

Developments during the three months ended March 31, 2023

The Company has continued its focus on expanding its operational capabilities during the period both domestically and internationally.

On January 27, 2023, the Company and FS Innovation, LLC (“FSI”) entered into a Shareholders’ Agreement (the “Agreement”) regarding formation of an Abu Dhabi Global Markets company (the “ADGM Entity”), whose purpose shall be to jointly (a) establish and operate one or more mining facilities for digital assets; and (b) mine digital assets (collectively, the “Business”). The initial project by the ADGM Entity shall consist of two digital asset mining sites comprising 250 MW in Abu Dhabi, and the initial equity ownership in the ADGM Entity shall be 80% FSI and 20% the Company, and capital contributions will be made, subject to the satisfaction or waiver of certain conditions, during the 2023 development period in those proportions, consisting of both cash and in kind, in amounts of approximately $406 million in aggregate. FSI will appoint four directors to the board of the ADGM Entity, and the Company will appoint one director.

Unless otherwise not permitted by applicable law, the digital assets mined by the ADGM Entity will be distributed to the Company and FSI twice a month in proportion to their respective equity interests in the ADGM Entity. There are market provisions in the Agreement with respect to financial and tax matters.

The Agreement shall terminate at the earlier of the mutual written agreement of the parties, winding up of the ADGM Entity or the ownership by a shareholder of all of the outstanding equity interests in the ADGM Entity. The Agreement contains market terms on transfer of shares by a shareholder, pre-emptive rights and certain tag along and drag along rights upon a sale of the ADGM Entity. Furthermore, there are five year restrictive covenants which, inter alia, prevent Marathon from competing in the UAE with the Business or with the business of FSI or any of certain related parties and prevent FSI from competing in the U.S. with the business of Marathon.

The Company also made progress in installing and energizing its operations at various locations throughout the US, and in particular its two North Dakota sites. The Garden City, TX site is fully installed but is pending regulatory approval and was therefore not yet operational at March 31, 2023. Bitcoin production increased to 2,195 bitcoin during the three months ended March 31, 2023, an average of 24.4 bitcoin per day. During the three months ended March 31, 2022, we produced 1,259 bitcoin, an average of 14.0 bitcoin per day. The 74% increase in production was a result of increasing the scale of our operations, primarily from the commencement and ramp up of operations at our North Dakota sites.

Bitcoin prices also rebounded significantly during the 2023 period, increasing from $16,548 per bitcoin at December 31, 2022 to $28,474 per bitcoin at March 31, 2023. This increase in the market value of bitcoin resulted in lower levels of impairment recorded during the period, and a higher market value of our bitcoin holdings at March 31, 2023 compared with December 31, 2022.

The Company also commenced a program to sell some of its bitcoin as a means of offsetting monthly cash operating costs. We sold 2,900 bitcoin for total proceeds of $62,646 thousand, realizing gains on sales of bitcoin of $17,615 thousand during the three months ended March 31, 2023. There were no such sales in the prior-year period.

The Company terminated its credit facilities with Silvergate Bank and responded to the closure of Signature Bank by diversifying its cash management services among several institutions. Key activities during the period related to these efforts included the following:

●	On February 6, 2023, the Company provided Silvergate Bank with the required 30-day notice stating the Company’s intent to prepay the outstanding balance on its term loan facility as well as the Company’s intent to terminate the term loan facility. The Company and Silvergate Bank subsequently agreed to terminate the RLOC facility. On March 8, 2023, the Company prepaid the term loan and terminated the RLOC facility with Silvergate Bank.

●	On March 12, 2023, Signature Bank was closed by the New York State Department of Financial Services. On that same date the FDIC was appointed as receiver and transferred all the deposits and substantially all of the assets of Signature Bank to Signature Bridge Bank, N.A., a full-service bank that was being operated by the FDIC. The Company held approximately $142,000 thousand cash deposits at Signature Bridge Bank, N.A. when normal banking activities resumed on March 13, 2023. The Company reduced its balances at Signature Bridge Bank and its successor institution by transferring funds to other financial institutions and through other treasury management activities. The Company no longer has any deposits at Signature Bank or its successors.

Critical Accounting Policies and Estimates

The following accounting policies relate to the significant areas involving management’s judgments and estimates in the preparation of our financial statements, and are those that we believe are the most critical to aid your understanding and evaluation of this management discussion and analysis:

●	Digital assets

●	Revenue from contracts with customers

●	Long-lived assets

●	Income taxes

Digital assets

Digital assets (bitcoin) are included in current and other assets in the accompanying consolidated condensed balance sheet. Digital assets awarded to the Company through its mining activities are accounted for in accordance with the Company’s revenue recognition policy below.

Digital assets are accounted for as intangible assets with indefinite useful lives and are recorded at cost less impairment in accordance with ASC 350 – “Intangibles-Goodwill and Other” (“ASC 350”). An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Whenever the exchange-traded price of digital assets declines below its carrying value, the Company has determined that it is more likely than not that an impairment exists and records impairment equal to the amount by which the carrying value exceeds the fair value at that point in time. The Company has deemed the price of digital assets to be a Level 1 input under the ASC 820 - “Fair Value Measurement” (“ASC 820”) hierarchy as these were based on observable quoted prices in the Company’s principal market for identical assets. Subsequent reversal of impairment losses is not permitted.

Purchases of digital assets by the Company are included within investing activities in the accompanying consolidated condensed statements of cash flows, while digital assets awarded to the Company through its mining activities are included as a reconciling item within operating activities on the accompanying consolidated condensed statements of cash flows. The sales of digital assets are included within investing activities in the accompanying consolidated condensed statements of cash flows and any realized gains or losses from such sales are included in operating expenses in the consolidated condensed statements of operations.

Revenues from contracts with customers

The Company recognizes revenue in accordance with FASB ASC Topic 606 – “Revenue from Contracts with Customers” (“ASC 606”). The core principle of the revenue standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

●	Step 1: Identify the contract with the customer

●	Step 2: Identify the performance obligations in the contract

●	Step 3: Determine the transaction price

●	Step 4: Allocate the transaction price to the performance obligations in the contract

●	Step 5: Recognize the revenue when the Company satisfies a performance obligation

In order to identify the performance obligations in a contract with a customer, an entity must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met: The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct), and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

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

Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The transaction price is allocated to each performance obligation on a relative standalone selling price basis. The transaction price allocated to each performance obligation is recognized when that performance obligation is satisfied, at a point in time or over time, as appropriate.

The Company’s ongoing major or central operation is to provide bitcoin transaction verification services to the bitcoin network through a Company-operated mining pool as the operator and a participant in a private pool (“Operator”) (such activity as Participant and Operator, collectively, “mining”) and to provide computing power to collectives of third-party bitcoin miners (such collectives, “mining pools”) as a participant (“Participant”). The Company currently mines in a self-operated pool, which was previously open to third-party pool participants from September 2021 until May 2022.

Operator

As Operator, the Company provides transaction verification services. Transaction verification services are an output of the Company’s ordinary activities; therefore, the Company views the transaction requestor as a customer and accounts for the transaction fees it earns as revenue from a contract with a customer under ASC 606. The bitcoin network is not an entity such that it may not meet the definition of a customer; however, the Company has concluded it is appropriate to apply ASC 606 by analogy to block rewards earned from the network. A contract exists under ASC 606 at the point the Company successfully validates a transaction to the distributed ledger. At this point, the performance obligation to validate the requested transaction has been satisfied and a contract is deemed to exist.

The Company engaged unrelated third-party mining enterprises (“pool participants”) to contribute computing power, and in exchange, remitted transaction fees and block rewards to pool participants on a pro rata basis according to each respective pool participant’s contributed computing power (“hash rate”). The Company determined that it controlled the service of providing transaction verification services to the network and requester as the Company’s wallet as Operator was recorded on the distributed ledger as the transaction verifier of record, the pool participants entered into contracts with the Company and not the network or requester, and the Company delegated mining work to pool participants. Therefore, the Company recorded all of the transaction fees and block rewards earned from transactions assigned to MaraPool as revenue, and the portion of the transaction fees and block rewards remitted to MaraPool participants as cost of revenues.

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

Participant

When the Company is a Participant in a third-party operated mining pool, the Company provides hash rate that is an output of the Company’s ordinary activities in exchange for consideration. The Company considers the third-party mining pool operators its customers under Topic 606. These contracts are period-to-period contracts because they are terminable at any time by either party without compensation. A new contract is determined to exist each period (i.e., second, minute, hour) that neither the Company, nor the pool operator, terminates the arrangement.

The consideration to which the Company is entitled is a fractional share of the block award and transaction fees; the amount of which is based on the proportion of the Company’s contributed hash rate to the total computing power contributed by all mining pool participants in solving the current algorithm as calculated and determined by the pool operator, usually through usage of a mining software, net of any pool fees due to the pool operator. The Company receives the consideration in aggregate typically within 24 hours of winning the block, and any disputes to the consideration to which the Company is entitled can be made by notifying and resolving the issues with the pool operators. However, there have not been any subsequent adjustments to the fees received, therefore the Company concludes that it is probable that a significant reversal of revenue recognized will not occur upon settlement.

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

In accordance with FASB ASC 606-10-32-11 and 32-12, the Company constrains the variable consideration to which it is entitled and does not recognize revenue for such amounts until it receives confirmation of the amount, usually via the settlement of the fractional share of block reward and transaction fees in the Company’s digital wallet. Since the Company does not have visibility on its contributed computing power relative to the pool’s total computing power, which is one of the key inputs that determine the fractional block reward and transaction fees share to which it is entitled to; therefore, it only knows the amount of non-cash consideration to which it is entitled upon settlement of the Company’s earned fractional share into its digital wallet. Because of this and the fact that the Company’s fractional share substantively varies from block to block, it is not probable that a significant reversal of revenue will not occur until the uncertainty related to the Bitcoin to which the Company is entitled ultimately resolves at settlement. At settlement, the total block reward and transaction fees consideration earned by the pool operator are allocated and distributed (with no provision for, or risk of, clawback) by the pool operator to each participant based on each participant’s contribution of computing power. Consequently, at that point in time, the risk of significant revenue reversal abates such that consideration should be added to the transaction price (and revenue recognized accordingly). Settlement of consideration typically occurs within 24 hours of when a block is won unless such block is won over a weekend or holiday, in which case settlement can take up to 72 hours.

The Company uses its accounting convention to measure revenue based upon the daily quoted closing U.S. dollar spot rate of bitcoin on the day the transaction fees and block rewards are settled in the Company’s wallet. This accounting convention does not result in materially different revenue recognition from using the fair value of the bitcoin earned at contract inception and has been consistently applied in all periods presented.

Long-lived assets

The Company has long-lived assets that consist primarily of property and equipment stated at cost, net of accumulated depreciation and impairment, as applicable. The depreciation charge is calculated on a straight-line basis and depends on the estimated useful lives of each type of asset and, in certain circumstances, estimates of fair values and residual values. The Company’s property and equipment is primarily composed of bitcoin miners, which are largely homogeneous and have approximately the same useful lives. Accordingly, the Company utilizes the group method of depreciation for its bitcoin miners. The Company updates the estimated useful lives of its asset group of bitcoin mining rigs periodically as information on the operations of the mining rigs indicates changes are required. The Company assesses and adjusts the estimated useful lives of its mining rigs when there are indicators that the productivity of the mining assets are higher or lower than the assigned estimated useful lives.

Management reviews the Company’s long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of their carrying amount to the undiscounted future cash flows expected to be generated thereby. If such assets are not recoverable based on that test, impairment is recorded in the amount by which the carrying amount of the assets exceeds their fair value as determined in accordance with ASC 820.

Income taxes

The primary objectives of accounting for income taxes are (i) to recognize the amount of income taxes payable or refundable for the current year, and (ii) to recognize deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. The Company accounts for income taxes in accordance with ASC 740 - “Income Taxes” (“ASC 740”), using the asset and liability method. Under this method, deferred tax assets and liabilities are calculated based on enacted tax rates and are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities and for operating losses and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. Management must make assumptions, judgments and estimates to determine our income tax benefit or expense and our deferred tax assets and liabilities. We recognize tax positions when they are more likely than not of being sustained. Recognized tax positions are measured at the largest amount of benefit greater than 50% likely of being realized. Each period, the Company evaluates tax positions and adjust related tax assets and liabilities in light of changing facts and circumstances.

The Company records a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized. Accordingly, the need to establish such allowance is assessed periodically by considering matters such as future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and results of recent operations.

Recent Issued Accounting Standards

See NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES to our consolidated condensed financial statements for a discussion of recent accounting standards and pronouncements.

Non-GAAP Financial Measures

We provide investors with a reconciliation from net loss to the non-GAAP measure known as adjusted EBITDA as a component of Management’s Discussion and Analysis. For each period in question, we define adjusted EBITDA as (a) GAAP net income (loss) plus (b) adjustments to add back the impacts of (1) depreciation and amortization, (2) interest expense, (3) income tax expense (benefit) and (4) adjustments for non-cash and non-recurring items which currently include (i) stock compensation expense, (ii) impairments of patents and (iii) losses on extinguishment of debt.

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

Results of Operations – Three months ended March 31, 2023 compared to the three months ended March 31, 2022

Financial Summary Table:

	Three Months Ended March 31,		Favorable
(in thousands)	2023	2022	(Unfavorable)
Total revenues	$51,132	$51,723	$(591)

Costs and expenses
Cost of revenues
Cost of revenues - energy, hosting and other	(33,377)	(12,522)	(20,855)
Cost of revenues - depreciation and amortization	(17,733)	(13,877)	(3,856)
Total cost of revenues	(51,110)	(26,399)	(24,711)
Operating expenses
General and administrative expenses	(15,344)	(15,515)	171
Impairment of digital assets	(6,151)	(17,647)	11,496
Impairment of patents	—	(919)	919
Realized gains on digital assets and unrealized gains (losses) on digital assets loan receivable	17,615	(461)	18,076
Realized and unrealized gains (losses) on digital assets held within Investment Fund	—	(5,328)	5,328
Total operating expenses	(3,880)	(39,870)	35,990
Operating loss	(3,858)	(14,546)	10,688
Other non-operating income	791	247	544
Loss from extinguishment of debt	(333)	—	(333)
Interest expense	(3,760)	(2,814)	(946)
Loss before income taxes	(7,160)	(17,113)	9,953
Income tax benefit (expense)	(75)	4,262	(4,337)
Net loss	$(7,235)	$(12,851)	$5,616

Supplemental information:
Bitcoin (“BTC”) production during the period, in whole BTC	2,195	1,259	936
Average BTC per day, in whole BTC	24.4	14.0	10.4
Total margin (total revenues less total cost of revenues)	$22	$25,324	$(25,302)
Total margin excluding depreciation and amortization	$17,755	$39,201	$(21,446)
General and administrative expenses excluding stock-based compensation	$(11,399)	$(6,240)	$(5,159)
Installed Hash Rate (Exahashes per second) - at end of period (1)	15.4	3.9	11.5
Energized Hash Rate (Exahashes per second) - at end of period (1)	11.5	3.9	7.6

Reconciliation to Adjusted EBITDA:
Net (loss)	$(7,235)	$(12,851)	$5,616
Exclude: Interest expense	3,760	2,814	946
Exclude: Income tax expense (benefit)	75	(4,262)	4,337
EBIT	(3,400)	(14,299)	10,899
Exclude: Depreciation and amortization	17,733	13,877	3,856
EBITDA	14,333	(422)	14,755
Stock compensation expense	3,945	9,275	(5,330)
Loss from extinguishment of debt	333	—	333
Impairment of patents	—	919	(919)
Adjusted EBITDA	$18,611	$9,772	$8,839

(1)	The Company defines Energized Hash Rate as the total hash rate that could theoretically be generated if all mining rigs that have been operational / energized are currently in operation and running at 100% of the manufacturers’ specifications (includes mining servers that are offline for maintenance or similar reasons). The Company uses this metric as an indicator of progress in bringing rigs on-line. The Company defines Installed Hash Rate as the sum of Energized Hash Rate and hash rate that has been installed but is not yet operational (e.g. mining rigs that have been installed, but are not yet energized and in operation). The Company uses this metric as an indicator of progress in deploying mining rigs at its production sites. Hash rates are estimates based on the manufacturers’ specifications. All figures are rounded.

The Company believes that these metrics are useful as an indicator of potential bitcoin production. However, these metrics cannot be tied directly to any production level expected to be actually achieved as (a) there may be delays in the energization of Installed Hash Rate (b) the Company cannot predict when installed and energized rigs may be offline for any reason, including curtailment or machine failure and (c) the Company cannot predict Global Hash Rate (and therefore the Company’s share of the Global Hash Rate), which has significant impact on the Company’s ability to generate bitcoin in any given period.

Revenues: We generated revenues of $51,132 thousand for the three months ended March 31, 2023 compared with $51,723 thousand in the prior-year period. The $591 thousand decrease in revenue was primarily driven by a $39,044 thousand decrease in revenue resulting from lower bitcoin prices in the current year period, partially offset by increased revenues of $38,453 thousand related to a 74% increase in production year-over-year. Average daily bitcoin production was 24.4 bitcoin in the current year period compared with 14.0 in the prior-year period, reflecting the increasing scale of our operations.

Cost of revenues: Cost of revenues – energy, hosting and other during the three months ended March 31, 2023, totaled $33,377 thousand compared with $12,522 thousand in the prior-year period. The $20,855 thousand increase was driven by higher production costs of $17,022 thousand, and the impact of increased bitcoin production of $6,974 thousand partially offset by the absence of accelerated costs associated with the exit of the Hardin facility in the prior-year period of $3,141 thousand. Cost of revenues – depreciation and amortization during the three months ended March 31, 2023, totaled $17,733 thousand compared with $13,877 thousand in the prior-year period. The increase in depreciation was primarily related to an increase in mining rigs in operation related to the increased scale of the business partially offset by the absence of accelerated depreciation of $4,629 thousand recorded in the prior-year period related to the exit from Hardin.

Total Margin: Total margin was a loss of $22 thousand in the current three months ended March 31, 2023 compared with income of $25,324 thousand in the prior-year period, a decline of $25,302 thousand. This decline was driven by the factors discussed above, which are summarized in the table below:

Revenues:			(in thousands)
	●	Impact of higher production activity	$38,453
	●	Impact of lower bitcoin market prices	(39,044)
Cost of revenues – energy, hosting and other:
	●	Impact of higher unit costs	(17,022)
	●	Impact of accelerated cost recognition from Hardin exit	3,141
	●	Impact of higher production activity	(6,974)
Cost of revenues – depreciation and amortization:
	●	Impact of accelerated cost recognition from Hardin exit	4,629
	●	Other, primarily increased mining rigs in operation	(8,485)
			$(25,302)

General and administrative expenses: General and administrative expenses were $15,344 thousand for the three months ended March 31, 2023, compared with expenses of $15,515 thousand in the prior-year period. Our general and administrative expenses included stock-based (non-cash) compensation expense of $3,945 thousand in the current period and $9,275 thousand in the prior-year period. The decrease in stock-based compensation is primarily related to generally lower value of the Company’s stock when compared to the prior year partially offset by additional restricted stock unit issuances associated with increases in headcount. General and administrative expenses excluding stock-based compensation was $11,399 thousand in the current period compared with $6,240 thousand in the prior-year period. This $5,159 thousand increase in expense was primarily due to the increases associated with the larger scale of the business, including higher cash compensation and benefits costs of $2,080 thousand (resulting primarily from an increase in headcount from 13 employees in the prior-year period to over 30 employees in 2023), increased professional fees of $2,358 thousand and increased insurance costs of $1,158 thousand.

Impairment of digital assets: We incurred impairments of digital assets during the three months ended March 31, 2023 of $6,151 thousand compared with impairments of $17,647 thousand in the prior-year period. This decrease in impairment is primarily related to bitcoin prices that have generally been increasing during the current year period compared with prices that were generally decreasing during the prior-year period.

Impairment of patents: The Company recorded an impairment of $919 thousand in the prior-year period related to certain patents no longer utilized in its business operations.

Realized gains on digital assets and unrealized gains (losses) digital assets loan receivable: The Company recognized realized gains of $17,615 thousand on the sale of approximately 2,900 bitcoin during the three months ended March 31, 2023. There were no such sales in the prior-year period.

We incurred a loss of $461 thousand during the three months ended March 31, 2022 primarily a result of the decline in fair value of digital asset loan receivable prior to the repayment of the loan in June, 2022.

Realized and unrealized gains (losses) on digital assets held within Investment Fund: The Company exited the fund in June 2022 and as such, there were no such gains or losses in the current year period. Total changes in the fair value of the Company’s investment fund during the three months ended March 31, 2022 resulted in an unrealized loss of $5,328 thousand.

Other non-operating income (loss): Other non-operating income was $791 thousand during the three months ended March 31, 2023 compared with $247 thousand in the prior-year period. The $544 favorable variance was primarily due to increased interest income.

Loss on extinguishment of debt: On March 8, 2023 the Company paid $50,000 thousand to Silvergate Bank and terminated its term loan facility. On that same date, the Company and Silvergate Bank also agreed to terminate the Company’s revolving credit facility (“RLOC”). Although there were no prepayment penalties associated with these actions, the Company incurred a loss on extinguishment of debt of $333 thousand related to the write-off of the unamortized balance of debt issuance costs associated with the facilities.

Interest expense: Interest expense increased $946 thousand from the prior-year period as a result of higher interest costs associated with the company’s term loan facility. The Company incurred interest costs on the $50,000 thousand outstanding balance on the term loan facility from January 1 through March 8, 2023. There were no borrowings on the term loan facility in the prior-year period.

Income tax (expense) benefit: The Company recorded income tax expense of $75 thousand for the three months ended March 31, 2023 compared with an income tax benefit of $4,262 thousand in the prior-year period. The unfavorable tax variance of $4,337 thousand was primarily due to the establishment of a valuation allowance in the year ended December 31, 2022, as the Company determined it was more likely than not that they would not have sufficient future taxable income to realize the Company’s federal and state deferred tax assets.

Net income (loss): The Company recorded a net loss of $7,235 thousand for the three months ended March 31, 2023 compared with net loss of $12,851 thousand in the prior-year period. This $5,616 thousand improvement in net loss was primarily driven by the impact of the realized gain on sale of digital assets and favorable variances related to the impairment of digital assets and realized gains and losses on digital assets held within the investment fund partially offset by lower total margin.

Adjusted EBITDA: Adjusted EBITDA was $18,611 thousand in the three months ended March 31, 2023 compared with $9,772 thousand in the prior-year period. The $8,839 thousand increase in adjusted EBITDA was primarily driven by positive impacts of realized gains on digital assets sold of $17,615 thousand and lower impairment of digital assets of $11,496 thousand. Adjusted EBITDA also benefited from the absence of several expenses recorded in the prior-year period, including realized and unrealized losses on digital assets held within the investment fund of $5,328 thousand and realized gains on digital assets and unrealized gains (losses) on digital assets loan receivable of $461 thousand. These favorable variances were partially offset by lower total margin excluding depreciation and amortization of $21,446 thousand and higher general and administrative expenses excluding stock-based compensation of $5,159 thousand.

Financial Condition and Liquidity

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(28,812)	$(26,062)
Net cash used in investing activities	(72,029)	(209,425)
Net cash provided by financing activities	113,218	85,473
Net (decrease) increase in cash, cash equivalents and restricted cash	12,377	(150,014)
Cash, cash equivalents and restricted cash — beginning of period	112,505	268,556
Cash, cash equivalents and restricted cash — end of period	$124,882	$118,542

Cash flows: Cash and cash equivalents totaled $124,882 thousand at March 31, 2023, an increase of $12,377 thousand from December 31, 2022. Restricted cash was zero at March 31, 2023, a decrease of $8,800 thousand as the Company replaced cash-collateralized letters of credit with cash deposits during the quarter as a result of the closure of Signature Bank.

Cash flows from operating activities resulted in a use of funds of $28,812 thousand, as cash provided from operating activities before changes in operating assets and liabilities of $5,648 thousand was more than offset by a use of cash of $34,460 thousand from changes in operating assets and liabilities. Changes in cash flow from operating assets and liabilities were driven by uses of funds associated with bitcoin production revenues of $50,941 thousand and increases in deposits of $23,124 thousand resulting from deposits associated with hosting agreements and deposits made as replacements for letters of credit. Prepaid expenses also increased, resulting in a use of cash of $20,738 thousand as the Company prepaid certain expenses due in early April as a means of ensuring a smooth transition from Signature Bank in March 2023. These uses of funds were partially offset by proceeds from the sale of bitcoin of $62,646 thousand.

Cash flows from investing activities resulted in a use of funds of $72,029 thousand, primarily resulting from investments made as part of the establishment of the ADGM Entity (a $43,194 thousand use of funds), advances to vendors of $11,565 thousand, and capital expenditures of $17,270 thousand.

Cash flows from financing activities resulted in a source of cash of $113,218 thousand, primarily from proceeds from the issuance of common stock under the Company’s At-The-Market facility of $163,295 thousand partially offset by the repayment of the Company’s term loan facility of $50,000 thousand. There were no borrowings outstanding under the Company’s revolving credit facility during the three months ended March 31, 2023. On March 8, 2023, the Company terminated both its term loan and its RLOC facilities with Silvergate Bank.

Bitcoin holdings as of March 31, 2023: At March 31, 2023, the Company held approximately 11,466 bitcoin on its balance sheet with a carrying value of $189,087 thousand. The fair value of a single bitcoin was approximately $28,474. As a result, the fair market value of our bitcoin holdings at March 31, 2023 was approximately $326,487 thousand. We expect that our future bitcoin holdings will generally increase but will fluctuate from time-to-time, both in number of bitcoin held and fair value in US dollars, depending upon operating and market conditions. We intend to add to our bitcoin holdings primarily through our production activities and we also will continue to sell bitcoin as a means of generating cash to fund monthly operating costs and for general corporate purposes. We do not intend to make any significant purchases of bitcoin on the open market as means of increasing our bitcoin holdings, although we may buy and sell bitcoin from time-to-time (separately from what is outlined above) for treasury management purposes.

Liquidity outlook: Cash and cash equivalents totaled $124,882 thousand at March 31, 2023. The Company expects to have sufficient liquidity, including cash on hand, cash received from sales of our bitcoin holdings, and access to public capital markets, to support ongoing operations. We will continue to seek to fund our business activities, and especially our growth opportunities, through the public capital markets, primarily through periodic equity issuances using our At-The-Market facility.

The risks to our liquidity outlook would include events that materially diminish our access to capital markets and/or the value of our bitcoin holdings and production capabilities, including:

●	Failure to effectively execute our growth strategies.

●	Challenges in the bitcoin mining space and/or additional contagion events (like the FTX collapse) that would damage the credibility of, and therefore investor confidence in, companies engaged in the digital assets space.

●	Declines in bitcoin prices and/or production, which would impact both the value of our bitcoin holdings and our ongoing profitability.

●	Significant increases in electricity costs if these cost increases were not accompanied by increases in the price of bitcoin, as this would also reduce profitability.

●	Deteriorating macroeconomic conditions (for example a recession in 2023 that is deeper or longer than current expectations).

Off-balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The following discussion about our market risk exposures involves forward-looking statements. Actual results could differ materially from those discussed in the forward-looking statements.

Market Price Risk of Bitcoin. The Company holds a significant amount of bitcoin; therefore, it is exposed to the impact of market price changes in bitcoin on its bitcoin holdings. This exposure would generally manifest itself in the following areas:

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

At March 31, 2023, the Company held approximately 11,466 bitcoin and the fair value of a single bitcoin was approximately $28,474, meaning that the fair value of our bitcoin holdings on that date was approximately $326,487 thousand.

Interest rate risk. Prior to the termination of its credit facilities on March 8, 2023, the Company was exposed to interest rate risk as both our Term Loan and RLOC facilities called for interest at a variable rate tied to the Wall Street Journal Prime Rate, which was 7.75% as of March 8, 2023. Our Term Loan facility called for interest rates at the WSJ Prime rate plus a margin of 1.75% or 9.50% as of March 8, 2023. Our RLOC facility called for interest rates at the WSJ Prime rate plus a margin that varies based on the collateral posted as follows:

●	1.25% margin (9.00% currently) if the RLOC LTV Ratio is less than 40%

●	2.00% margin (9.75% currently) if the RLOC LTV Ratio is greater than 40% but less than 55%

●	2.75% margin (10.50% currently) if the RLOC LTV Ratio is greater than 55%

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Interim Report to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, our management concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2023 due to the following material weaknesses.

Material Weaknesses in Internal Control and Plan for Remediation

Based on its evaluation, management identified material weaknesses in internal control over financial reporting. These material weaknesses included:

●	a material weakness related to the application and interpretation of generally accepted accounting principles (“GAAP”) that resulted in errors in four specific accounting areas, including consolidation, impairment of digital assets, disposal of property and equipment and principal versus agent considerations in revenue recognition.

●	a material weakness related to the design and implementation of user access controls to ensure appropriate segregation of duties, or program change management controls for certain financially relevant systems impacting the Company’s processes around revenue recognition and digital assets to ensure that IT program and data changes affecting the Company’s (i) financial IT applications, (ii) digital currency mining equipment, and (iii) underlying accounting records, are identified, tested, authorized and implemented appropriately to validate that data produced by its relevant IT system(s) were complete and accurate. Automated process-level controls and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency.

●	a material weakness related to the ineffective design of a key manual control to detect material misstatements in revenue.

These material weaknesses create a reasonable possibility that a material misstatement to our consolidated financial statements or disclosures would not be prevented or detected on a timely basis.

Remediation

Our Board of Directors and management take internal control over financial reporting and the integrity of our financial statements seriously. Management continues to work to improve its controls related to the material weaknesses described above. Management will continue to implement measures to remediate the material weaknesses, such that these controls are designed, implemented, and operating effectively. In order to achieve the timely implementation of the above, Management has commenced the following actions and will continue to assess additional opportunities for remediation on an ongoing basis:

●	Continue the process we started during 2022 of adding to our internal resources to enhance our capabilities in the areas of technical accounting, financial reporting, and internal controls, including a full time person dedicated to internal controls

●	Continue the process started during 2022 of utilizing external third-party technical accounting resources to supplement our ability to interpret and apply GAAP as we continue to build our internal capabilities in these areas

●	Continue to utilize external third-party audit and SOX 404 implementation firms to enable the Company to improve the Company’s controls related to our material weaknesses.

●	Continue to evaluate existing processes and implement new processes and controls where necessary in connection with remediating our material weaknesses, such that these controls are designed, implemented, and operating effectively

We recognize that the material weaknesses in our internal control over financial reporting will not be considered remediated until the remediated controls operate for a sufficient period of time and can be tested and concluded by management to be designed and operating effectively. Because our remediation efforts are ongoing, we cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts.

We continue to evaluate and work to improve our internal control over financial reporting related to the identified material weaknesses, and management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above. In addition, we will report the progress and status of the above remediation efforts to the Audit Committee on a periodic basis.

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

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting other than the ongoing remediation efforts undertaken by management.

We have engaged accounting consultants to aid us in remediating the issues identified in our Form 10-K for 2022 to ensure consistent and appropriate financial reporting in those areas identified.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

On February 16, 2023, the Bankruptcy Court confirmed Compute North’s chapter 11 plan (the “Plan”), pursuant to which Compute North will liquidate its remaining assets and distribute proceeds arising therefrom in accordance with the waterfall set forth in the Plan. In its disclosure statement filed on December 19, 2022, the Compute North Debtors projected that holders of allowed general unsecured claims could recover anywhere between 8% to 65% on their claims, while holders of preferred equity interests are expected to recover nothing on their interests. The Plan became effective on March 31, 2023. At this time, the Company cannot predict the quantum of its potential recovery on account of its allowed general unsecured claim and preferred equity interests or the timing of when it would receive any distributions under the Plan on account of its claims and interests.

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

Putative Class Action Complaint

On December 17, 2021, a putative class action complaint was filed in the United States District Court for the District of Nevada, against the Company and present and former senior management. The complaint alleges securities fraud related to the disclosure of an SEC investigation previously made by the Company on November 15, 2021. Plaintiff Tad Schlatre served the complaint on the Company on March 1, 2022. On September 12, 2022, the court appointed Carlos Marina as lead plaintiff. On October 21, 2022, lead plaintiff voluntarily dismissed the complaint without prejudice. On December 7, 2022, the action was closed.

On March 30, 2023, a putative class action complaint was filed in the United States District Court for the District of Nevada, against the Company and present and former senior management. The complaint alleges securities fraud related to the Company’s announcement of accounting restatements on February 28, 2023. Plaintiff has not served the complaint on the Company.

Information Subpoenas

On October 6, 2020, the Company entered into a series of agreements with multiple parties to design and build a data center for up to 100-megawatts in Hardin, MT. In conjunction therewith, the Company filed a Current Report on Form 8-K on October 13, 2020. The 8-K discloses that, pursuant to a Data Facility Services Agreement, the Company issued 6,000,000 shares of restricted Common Stock, in transactions exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. During the quarter ended September 30, 2021, the Company and certain of its executives received a subpoena to produce documents and communications concerning the Hardin, Montana data center facility described in our Form 8-K dated October 13, 2020. The Company received an additional subpoena from the SEC on April 10, 2023, relating to, among other things, transactions with related parties. We understand that the SEC may be investigating whether or not there may have been any violations of the federal securities law. We are cooperating with the SEC.

Ho v. Marathon

On January 14, 2021, Plaintiff Michael Ho (“Plaintiff” or “Ho”) filed a Civil Complaint for Damages and Restitution (“Complaint”) against the Company. The Complaint alleges six causes of action against the Company, (1) Breach of Written Contract; (2) Breach of Implied Contract; (3) Quasi-Contract; (4) Services Rendered; (5) Intentional Interference with Prospective Economic Relations; and (6) Negligent Interference with Prospective Economic Relations. The claims arise from the same set of facts. Ho alleges that the Company profited from commercially-sensitive information he shared with the Company and then it refused to compensate him for his role in securing the acquisition of a supplier of energy for the Company. On February 22, 2021, the Company responded to Mr. Ho’s Complaint with a general denial and the assertion of applicable affirmative defenses. Then, on February 25, 2021, the Company removed the action to the United States District Court in the Central District of California, where the action remains pending. The Company filed a motion for summary judgment/adjudication of all causes of action. On February 11, 2022, the Court granted the motion and dismissed Ho’s 2nd, 5th and 6th causes of action. Discovery is substantially closed. The Court held a pre-trial conference on February 24, 2022, where it vacated the March 3, 2022 trial date and ordered the parties to meet and confer on a new trial date. The Court discussed the various theories of damages maintained by the parties. In its ruling on the summary judgment motion and at the pre-trial conference on February 24, 2022, the Court noted that a jury is more likely to accept $150,000 as an appropriate damages amount if liability is found, as opposed to the various theories espoused by Ho that result in multi-million-dollar recoveries. Due to outstanding issues of fact and law, it is impossible to predict the outcome at this time; however, after consulting legal counsel, the Company is confident that it will prevail in this litigation, since it did not have a contract with Mr. Ho and he did not disclose any commercially-sensitive information under any mutual nondisclosure agreement that was used to structure any joint venture with energy providers. The trial has been rescheduled for January 29, 2024, and is scheduled for four days, including jury selection.

Item 1A. Risk Factors.

There are no updates or changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022except as set forth below.

Further significant disruptions in the crypto asset markets, such as those experienced in the second half of 2022, may cause further material impairment of the value and use of our mining rigs.

During the fourth quarter of 2022, the per coin price of bitcoin reached a low of approximately $15,500 from a high of high of almost $21,500 earlier in the quarter. This decrease in the price of bitcoin combined with the general market sentiment caused in large part by the FTX collapse and various bitcoin company related bankruptcies and restructurings led to a material decline in the fair value of our mining rigs and deposits for future mining rig purchases. As a result, we recorded an impairment charge of $332,933 thousand on these assets during that period, although operations were unaffected and continued throughout. Furthermore, future decreases in the value of bitcoin could cause us to record additional impairments in the value of these and future mining rig assets.

In addition, if bitcoin prices dropped to levels below that experienced in 2022 and held at those levels for a significant period of time, it could impact our profitability to the point that we would have to consider whether there would be less diminution of value if we were to leave certain of our miners to idle until the price of bitcoin recovered.

Theoretically, there is a minimum bitcoin price that is so low that Marathon would want to turn off its miners. However, this is a complex projection involving multiple ever-changing, dynamic variables. Marathon has multiple mining sites and hosting partners, all with different hosting prices, electricity prices, and contract structures. These costs, some fixed and some variable, would need to be compared to the current revenue being produced by the miners.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

10.1	NYDIG Custodial Agreement
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.ins	Inline XBRL Instance Document**
101.sch	Inline XBRL Taxonomy Schema Document**
101.cal	Inline XBRL Taxonomy Calculation Document**
101.def	Inline XBRL Taxonomy Linkbase Document**
101.lab	Inline XBRL Taxonomy Label Linkbase Document**
101.pre	Inline XBRL Taxonomy Presentation Linkbase Document**

104	Inline XBRL
*	Furnished herewith
**	Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2023

MARATHON DIGITAL HOLDINGS, INC.

By:	/s/ Fred Thiel
Name:	Fred Thiel
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Hugh Gallagher
Name:	Hugh Gallagher
Title:	Chief Financial Officer
(Principal Financial Officer)

