Form 10-Q
period 2023-06-30
MARATHON DIGITAL HOLDINGS, INC.
filed 2023-08-08
CIK 1507605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _______to______

001-36555

(Commission File Number)

MARATHON DIGITAL HOLDINGS, INC.

(Exact name of registrant as specified in charter)

Nevada	01-0949984
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

101 NE Third Avenue, Suite 1200, Fort Lauderdale, FL	33301
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 800-804-1690

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per	MARA	The Nasdaq Capital Market

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 174,266,313 shares of common stock are issued and outstanding as of August 4, 2023.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, “Marathon”, “we”, “us”, “our”, “Company” and similar terms refer to Marathon Digital Holdings, Inc., a Nevada corporation, and its subsidiaries.

Item 1. Financial Statements

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$113,675	$103,705
Restricted cash	14,286	8,800
Digital assets	234,412	121,842
Other receivable	759	18
Deposits	7,508	2,350
Prepaid expenses and other current assets	51,797	40,833
Total current assets	422,437	277,548

Property and equipment, net	783,865	273,026
Advances to vendors	7,351	488,299
Investments	99,918	37,000
Long-term deposits	55,070	40,903
Long-term prepaids	4,037	8,317
Right-of-use assets	559	1,276
Digital assets, restricted	—	68,875
Total long-term assets	950,800	917,696
TOTAL ASSETS	$1,373,237	$1,195,244

LIABILITIES, SERIES A PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,150	$1,312
Accrued expenses	20,390	22,295
Legal reserve payable	—	1,171
Operating lease liabilities	174	326
Current portion of accrued interest	623	1,011
Total current liabilities	28,337	26,115
Long-term liabilities:
Notes payable	734,231	732,289
Term loan	—	49,882
Operating lease liabilities	423	1,017
Total long-term liabilities	734,654	783,188
Series A Preferred Stock, 0.0001 par value, 50,000,000 shares authorized, 15,000 and no shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively (outstanding at redemption value)	15,750	—
Stockholders’ Equity:
Common stock, 0.0001 par value, 200,000,000 shares authorized; 174,209,038 and 145,565,916 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	17	15
Additional paid-in capital	1,461,188	1,226,267
Accumulated deficit	(866,709)	(840,341)
Total stockholders’ equity	594,496	385,941
TOTAL LIABILITIES, SERIES A PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$1,373,237	$1,195,244

The accompanying notes are an integral part to these unaudited condensed consolidated financial statements.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
		(As Restated)		(As Restated)
Total revenues	$81,759	$24,923	$132,891	$76,646

Costs and expenses
Cost of revenues
Cost of revenues - energy, hosting and other	(55,222)	(16,686)	(88,599)	(29,208)
Cost of revenues - depreciation and amortization	(37,275)	(24,710)	(55,008)	(38,587)
Total cost of revenues	(92,497)	(41,396)	(143,607)	(67,795)
Operating expenses
General and administrative expenses	(20,491)	(10,469)	(35,836)	(25,983)
Impairment of digital assets	(8,363)	(131,581)	(14,514)	(154,898)
Impairment of patents	—	—	—	(919)
Gains on digital assets and losses on digital assets loan receivable	23,354	(13,999)	40,969	(14,460)
Gain on sale of equipment, net of disposals	—	54,060	—	54,060
Losses on digital assets held within investment fund	—	(79,689)	—	(85,017)
Total operating expenses	(5,500)	(181,678)	(9,381)	(227,217)
Operating loss	(16,238)	(198,151)	(20,097)	(218,366)
Other non-operating income	148	135	940	382
Loss from extinguishment of debt	—	—	(333)	—
Interest expense	(2,840)	(3,748)	(6,600)	(6,561)
Loss before income taxes	(18,930)	(201,764)	(26,090)	(224,545)
Income tax expense	(203)	(10,862)	(278)	(5,190)
Net loss	(19,133)	(212,626)	(26,368)	(229,735)
Add: Series A Preferred Stock accretion to redemption value	(2,121)	—	(2,121)	—
Net loss attributable to common stockholders	$(21,254)	$(212,626)	$(28,489)	$(229,735)

Net loss attributable to common stockholders per common stock - basic and diluted	$(0.13)	$(1.94)	$(0.17)	$(2.17)
Weighted average common stock outstanding - basic and diluted	168,474,882	109,437,293	163,856,352	106,101,762

The accompanying notes are an integral part to these unaudited condensed consolidated financial statements.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

(unaudited)

For the Three Months Ended June 30, 2023

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Number	Amount	Capital	Deficit	Equity
Balance as of Balance as of March 31, 2023	167,259,602	$17	$1,393,428	$(847,576)	$545,869
Stock-based compensation, net of tax withholding	183,357	—	4,341	—	4,341
Issuance of common stock, net of offering costs/At-the-market offering	6,766,079	—	65,540	—	65,540
Series A Preferred Stock accretion to redemption value	—	—	(2,121)	—	(2,121)
Net loss	—	—	—	(19,133)	(19,133)
Balance as of June 30, 2023	174,209,038	$17	$1,461,188	$(866,709)	$594,496

For the Six Months Ended June 30, 2023

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Number	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	145,565,916	$15	$1,226,267	$(840,341)	$385,941
Stock-based compensation, net of tax withholding	519,868	—	8,209	—	8,209
Issuance of common stock, net of offering costs/At-the-market offering	28,123,254	2	228,833	—	228,835
Series A Preferred Stock accretion to redemption value	—	—	(2,121)	—	(2,121)
Net loss	—	—	—	(26,368)	(26,368)
Balance as of June 30, 2023	174,209,038	$17	$1,461,188	$(866,709)	$594,496

For the Three Months Ended June 30, 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Number	Amount	Capital	Deficit	Equity
Balance as of Balance as of March 31, 2022 (As Restated)	106,051,713	$11	$939,742	$(163,359)	$776,394
Stock-based compensation, net of tax withholding	256,934	—	6,132	—	6,132
Issuance of common stock, net of offering costs/At-the-market offering	7,556,588	—	70,848	—	70,848
Net loss	—	—	—	(212,626)	(212,626)
Balance as of Balance as of June 30, 2022 (As Restated)	113,865,235	$11	$1,016,722	$(375,985)	$640,748

For the Six Months Ended June 30, 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Number	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	102,733,273	$10	$835,694	$(146,250)	$689,454
Stock-based compensation, net of tax withholding	375,730	—	15,407	—	15,407
Issuance of common stock, net of offering costs/At-the-market offering	10,556,232	1	161,041	—	161,042
Common stock issued for long term service contract	200,000	—	4,580	—	4,580
Net loss	—	—	—	(229,735)	(229,735)
Balance as of Balance as of June 30, 2022 (As Restated)	113,865,235	$11	$1,016,722	$(375,985)	$640,748

The accompanying notes are an integral part to these unaudited condensed consolidated financial statements.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2023	2022
		(As Restated)
OPERATING ACTIVITIES
Net loss	$(26,368)	$(229,735)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	55,008	38,587
Amortization of prepaid service contract	—	15,533
Deferred tax expense	278	5,183
Losses on digital assets held within investment fund	—	85,017
Gains on digital assets and losses on digital assets loan receivable	(40,969)	14,460
Impairment of digital assets	14,514	154,897
Gain on sale of equipment, net of disposals	—	(54,060)
Stock-based compensation	8,396	15,451
Amortization of debt issuance costs	1,942	1,942
Impairment of patents	—	919
Loss from extinguishment of debt	333	—
Other adjustments from operations, net	1,131	508
Changes in operating assets and liabilities:
Revenues from digital asset production	(132,891)	(76,449)
Deposits	(19,325)	(5,548)
Prepaid expenses and other assets	(6,963)	(2,120)
Accounts payable and accrued expenses	2,434	(5,214)
Accrued interest	(388)	(244)
Net cash used in operating activities	(142,868)	(40,873)
INVESTING ACTIVITIES
Advances to vendors	(61,834)	(393,991)
Purchase of property and equipment	(23,316)	(13,752)
Sale of property and equipment	—	87,240
Proceeds from sale of digital assets	113,928	—
Investments in joint venture	(62,729)	—
Purchase of equity investments	—	(14,000)
Sale of digital currencies in investment fund	—	483
Deconsolidation of fund	—	(500)
Net cash used in investing activities	(33,951)	(334,520)
FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	228,833	161,042
Proceeds from issuance of preferred stock, net of issuance costs	13,629	—
Net change in revolving credit agreement borrowings	—	35,000
Repayment of term loan borrowings	(50,000)
Value of shares withheld for taxes	(187)	(44)
Net cash provided by financing activities	192,275	195,998
Net increase (decrease) in cash, cash equivalents and restricted cash	15,456	(179,395)
Cash, cash equivalents and restricted cash — beginning of period	112,505	268,556
Cash, cash equivalents and restricted cash — end of period	$127,961	$89,161

Supplemental Information
Cash paid during the year for:
Income taxes	$782	$20
Interest	$4,524	$4,458
Supplemental schedule of non-cash investing and financing activities:
Series A Preferred Stock accretion to redemption value	$2,121	$—
Receivable due to share issuance	$—	$4,720
Operating lease assets obtained in exchange for new operating lease liabilities	$—	$1,420
Reclassifications from advances to vendor to property and equipment upon receipt of equipment	$542,517	$96,030
Common stock issued for service and license agreements	$—	$4,580

The accompanying notes are an integral part to these unaudited condensed consolidated financial statements.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and per bitcoin amounts)

(unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Marathon Digital Holdings, Inc. and subsidiaries (the “Company” or “Marathon”) is a digital asset technology company that produces or “mines” digital assets with a focus on the blockchain ecosystem and the generation of digital assets. The Company incorporated in the State of Nevada on February 23, 2010 under the name Verve Ventures, Inc. In October 2012, the Company commenced its IP licensing operations, at which time the Company’s name was changed to Marathon Patent Group, Inc. The Company purchased digital asset mining machines and established a data center in Canada to mine digital assets in 2017. The Company ceased operations in Canada in 2020 and consolidated all operations in the U.S. at the time. The Company has since expanded bitcoin mining activities across the U.S. and internationally. The Company changed its name to Marathon Digital Holdings, Inc. on March 1, 2021. As of June 30, 2023, the Company is focused on the mining of bitcoin and ancillary opportunities within the Bitcoin ecosystem.

Ancillary businesses are those that relate to the Bitcoin ecosystem but are not directly related to the self-mining of bitcoin. The ancillary businesses that related directly to mining may include, but will not be limited to, management of bitcoin mining facilities for third party owners, advisory and consulting services to third parties seeking to set up and operate bitcoin mining facilities and joint ventures for bitcoin mining projects in domestic and international jurisdictions such as the Company’s project in Abu Dhabi, United Arab Emirates. The Company will also seek to be involved in Bitcoin related projects including, but not limited to, development of technologies in immersion, hardware, firmware, mining pools and side chains that use the blockchain cryptography. The Company may also become involved in electricity generation from renewable energy resources or methane gas capture to power bitcoin mining projects.

The term “Bitcoin” with a capital “B” is used to denote the Bitcoin protocol which implements a highly available, public, permanent, and decentralized ledger. The term “bitcoin” with a lower case “b” is used to denote the token, bitcoin.

NOTE 2 – VOLUNTARY CHANGE IN ACCOUNTING PRINCIPLE

During the quarter ended March 31, 2023 and effective January 1, 2023, we enacted a voluntary change in accounting principle from last-in-first-out (“LIFO”) to first-in-first-out (“FIFO”) in order to more accurately reflect the disposition of our digital assets. The change from LIFO to FIFO increased the carrying value of digital assets, resulting in additional impairment of digital assets during the quarter ended March 31, 2022. In accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the change has been reflected in the consolidated statements of operations through retrospective application to the quarter ended March 31, 2022.

The impacts of the voluntary change in accounting principle from LIFO to FIFO are as follows:

For the three months ended
March 31, 2022 (unaudited)
(Restated)
Condensed Consolidated Statements of Operation Impact
Impairment of digital assets	$(5,670)
Income tax benefit	$1,412
Net loss impact	$(4,258)

For the six months ended
June 30, 2022 (unaudited)
(Restated)
Condensed Consolidated Statements of Operation Impact
Impairment of digital assets	$(9,449)
Income tax expense	$1,032
Net loss impact	$(8,417)

As of
March 31, 2022 (unaudited)
(Restated)
Condensed Consolidated Balance Sheet Impact
Digital assets	$4,076
Deferred tax liabilities	$981

As of
June 30, 2022 (unaudited)
(Restated)
Condensed Consolidated Balance Sheet Impact
Digital assets	$297
Deferred tax liabilities	$1,361

NOTE 3 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS FOR THE QUARTERS ENDED MARCH 31, 2023 AND MARCH 31, 2022 AND VOLUNTARY CHANGE IN ACCOUNTING PRINCIPLE

Restatement Background

As disclosed in the Current Report on Form 8-K, dated August 8, 2023, and filed by the Company with the SEC immediately preceding filing of this Quarterly Report, the Company’s previously filed interim unaudited Consolidated Financial Statements for the three months ended March 31, 2023, as set forth in the Company’s Quarterly Report on Form 10-Q for the Three Months Ended March 31, 2023 which was filed with the SEC on May 10, 2023, should no longer be relied upon and a restatement is required for the previously issued Consolidated Financial Statements.

The Restatement of the financial information and the prior year period presented was necessary to correct the cash flow presentation for “Proceeds from sale of digital assets” from operating activities to investing activities.

Cash Flow Presentation

The Company corrected its presentation of “proceeds from sale of digital assets” by reclassifying from operating activities to investing activities as follows:

	For the three months ended
	March 31, 2023
	As Reported	Adjustment	As Restated
	(unaudited)		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,235)	$—	$(7,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,733	—	17,733
Deferred tax expense	75	—	75
Gains on digital assets	(17,615)	—	(17,615)
Impairment of digital assets	6,151	—	6,151
Stock-based compensation	3,945	—	3,945
Amortization of debt issuance costs	971	—	971
Loss from extinguishment of debt	333	—	333
Other adjustments from operations, net	1,290	—	1,290
Changes in operating assets and liabilities:
Revenues from digital asset production	(50,941)	—	(50,941)
Proceeds from sale of digital assets	62,646	(62,646)	—
Deposits	(23,124)	—	(23,124)
Prepaid expenses and other assets	(20,738)	—	(20,738)
Accounts payable and accrued expenses	(3,784)	—	(3,784)
Accrued interest	1,481	—	1,481
Net cash used in operating activities	(28,812)	(62,646)	(91,458)
CASH FLOWS FROM INVESTING ACTIVITIES
Advances to vendors	(11,565)	—	(11,565)
Purchase of property and equipment	(17,270)	—	(17,270)
Proceeds from sale of digital assets	—	62,646	62,646
Investments in Joint Venture	(43,194)	—	(43,194)
Net cash used in investing activities	(72,029)	62,646	(9,383)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	163,295	—	163,295
Repayment of term loan borrowings	(50,000)	—	(50,000)
Value of shares withheld for taxes	(77)	—	(77)
Net cash provided by financing activities	113,218	—	113,218

Net increase in cash, cash equivalents and restricted cash	12,377	—	12,377
Cash, cash equivalents and restricted cash — beginning of period	112,505		112,505
Cash and cash equivalents — end of period	$124,882		$124,882

Change in Accounting Principle

During the quarter ended March 31, 2023, we made a voluntary change in accounting principle from LIFO to FIFO effective January 1, 2023, to better reflect the disposition of our digital assets (the “Principle Change”). The Principle Change increased the carrying value of digital assets for the quarter ended March 31, 2022, resulting in the recognition of additional impairment of digital assets.

The following tables for the Unaudited Interim Consolidated Condensed Balance Sheet, Consolidated Condensed Statement of Operations, and Consolidated Condensed Statement of Cash Flows present the impact of the Principle Change for the three months ended March 31, 2022.

	As of March 31, 2022
	As Reported	Adjustments	As Restated
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$117,942	$—	$117,942
Restricted cash	600	—	600
Digital assets	129,448	4,076	133,524
Digital assets held in Fund	218,439	—	218,439
Other receivable	29,870	—	29,870
Deposits	40,792	—	40,792
Prepaid expenses and other current assets	52,765	—	52,765
Total current assets	589,856	4,076	593,932

Other assets:
Property and equipment	333,317	—	333,317
Advances to vendors	594,240	—	594,240
Investments	13,520	—	13,520
Long term prepaids	5,131	—	5,131
Right-of-use assets	1,326	—	1,326
Total other assets	947,534	—	947,534
TOTAL ASSETS	1,537,390	4,076	1,541,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	7,715	—	7,715
Accrued expenses	4,642	—	4,642
Operating lease liabilities	264	—	264
Current portion of accrued interest	2,710	—	2,710
Total current liabilities	15,331	—	15,331
Long-term liabilities:
Notes payable	729,377	—	729,377
Operating lease liabilities	1,071	—	1,071
Deferred tax liabilities	18,312	981	19,293
Total long-term liabilities	748,760	981	749,741

Stockholders’ Equity:
Preferred stock	—	—	—
Common stock	11	—	11
Additional paid-in capital	939,742	—	939,742
Accumulated deficit	(166,454)	3,095	(163,359)
Total stockholders’ equity	773,299	3,095	776,394
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,537,390	$4,076	$1,541,466

	For the three months ended
	March 31, 2022
	As Reported	Adjustment	As Restated
	(unaudited)		(unaudited)
Total revenues	$51,723	$—	$51,723

Costs and expenses
Cost of revenues
Cost of revenues - energy, hosting and other	(12,522)	—	(12,522)
Cost of revenues - depreciation and amortization	(13,877)	—	(13,877)
Total cost of revenues	(26,399)	—	(26,399)
Operating expenses
General and administrative expenses	(15,515)	—	(15,515)
Impairment of digital assets	(17,647)	(5,670)	(23,317)
Impairment of patents	(919)	—	(919)
Gains on digital assets and losses on digital assets loan receivable	(461)	—	(461)
Losses on digital assets held within Investment Fund	(5,328)	—	(5,328)
Total operating expenses	(39,870)	(5,670)	(45,540)
Operating loss	(14,546)	(5,670)	(20,216)
Other non-operating income	247	—	247
Interest expense	(2,814)	—	(2,814)
Loss before income taxes	(17,113)	(5,670)	(22,783)
Income tax benefit	4,262	1,412	5,674
Net loss	$(12,851)	$(4,258)	$(17,109)

Net loss per share, basic and diluted:	$(0.12)		$(0.17)
Weighted average shares outstanding, basic and diluted:	103,102,596		103,102,596

	For the three months ended
	March 31, 2022
	As Reported	Adjustment	As Restated
	(unaudited)		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,851)	$(4,258)	$(17,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,877	—	13,877
Amortization of prepaid service contract	4,662	—	4,662
Deferred tax benefit	(4,262)	(1,412)	(5,674)
Losses on digital assets held within Investment Fund	5,328	—	5,328
Losses on digital assets loan receivable	461	—	461
Impairment of digital assets	17,647	5,670	23,317
Stock-based compensation	9,275	—	9,275
Amortization of debt issuance costs	971	—	971
Impairment of patents	919	—	919
Other adjustments from operations, net	(215)	—	(215)
Changes in operating assets and liabilities:
Revenues from digital asset production	(51,874)	—	(51,874)
Deposits	(6,287)	—	(6,287)
Prepaid expenses and other assets	(4,889)	—	(4,889)
Accounts payable and accrued expenses	(667)	—	(667)
Accrued interest	1,843	—	1,843
Net cash used in operating activities	(26,062)	—	(26,062)
CASH FLOWS FROM INVESTING ACTIVITIES
Advances to vendors	(192,391)	—	(192,391)
Purchase of property and equipment	(6,534)	—	(6,534)
Purchase of equity investments	(10,500)	—	(10,500)
Net cash used in investing activities	(209,425)	—	(209,425)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	85,473	—	85,473
Net cash provided by financing activities	85,473	—	85,473

Net decrease in cash, cash equivalents and restricted cash	(150,014)	—	(150,014)
Cash and cash equivalents — beginning of period	268,556		268,556
Cash, cash equivalents and restricted cash — end of period	$118,542		$118,542

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned and controlled subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The Company has prepared the condensed consolidated financial statements in accordance with U.S. GAAP and regulations of the U.S. Securities and Exchange Commission applicable to interim financial information, which permit the omission of certain disclosure to the extent they have not changed materially since the latest annual financial statements. These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any future fiscal periods in 2023 or for the full year ending December 31, 2023.

These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 16, 2023.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management include, but are not limited to, estimates of the useful lives of property and equipment, realization of long-lived assets, deferred income taxes, unrealized tax positions and realization of digital assets.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalent balances at financial institutions that are insured by the FDIC. As of June 30, 2023, substantially all of the Company’s cash and cash equivalents were FDIC insured. In March 2023, the Company began to participate, to the extent practicable, in insured cash sweep programs which “sweep” its deposits across multiple FDIC insured accounts, each with deposits of no more than $250.

Restricted cash as of June 30, 2023, represents the net proceeds held in escrow from the issuance of Series A Preferred Stock (refer to NOTE 11 – STOCKHOLDERS’ EQUITY, Series A Preferred Stock, for further discussion). Restricted cash as of December 31, 2022, principally represented those cash balances that support commercial letters of credit and are restricted from withdrawal. During March 2023, the Company eliminated its outstanding letters of credit. The following table provides a reconciliation of the total cash, cash equivalents and restricted cash reported on the condensed consolidated balance sheets to the corresponding amounts reported on the condensed consolidated statements of cash flows.

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$113,675	$103,705
Restricted cash	14,286	8,800
Cash, cash equivalents and Restricted cash	$127,961	$112,505

Digital Assets and Digital Assets, Restricted

Digital assets are included in current assets in the condensed consolidated balance sheets. In addition, digital assets provided as collateral for long-term loans were reported as Digital assets, restricted at December 31, 2022 and classified as long-term assets in the condensed consolidated balance sheets. During the first quarter of 2023, the long-term loan was terminated and the restrictions on digital assets lapsed (refer to NOTE 12 – DEBT, for further discussion). Digital assets are accounted for as indefinite-lived intangible assets, and are initially measured in accordance with FASB Accounting Standards Codification (“ASC”) Topic 350 – Intangibles-Goodwill and Other. The Company measures gains or losses on the disposition of digital assets in accordance with the first-in-first-out (“FIFO”) method of accounting.

Digital assets are not amortized, but are assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived intangible asset is impaired. Whenever the exchange-traded price of digital assets declines below its carrying value, the Company has determined that an impairment exists and records an impairment equal to the amount by which the carrying value exceeds the fair value. Refer to NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Out-of-Period Adjustment, for a discussion of an adjustment related to impairment of digital assets.

The following table presents the activities of digital assets and digital assets, restricted for the six months ended June 30, 2023:

Digital assets and digital assets, restricted at December 31, 2022	$190,717
Additions of digital assets	132,557
Impairment of digital assets	(14,514)
Proceeds from sale of digital assets	(113,928)
Gains on sale of digital assets	40,969
Payment of advisory fees	(1,389)
Digital assets at June 30, 2023	$234,412

As of June 30, 2023, the Company held approximately 12,538 bitcoin, classified on the condensed consolidated balance sheets as “Digital assets”, with a carrying value of $234,412. At June 30, 2023, the fair market value of the Company’s bitcoin holdings was approximately $381,992 based on Level 1 inputs. As of December 31, 2022, the Company held approximately 12,232 bitcoin, relating to digital assets and digital assets, restricted, with a carrying value of $190,717 and a fair value of $202,409 based on Level 1 inputs.

Digital assets held in fund

On January 25, 2021, the Company entered into a limited partnership agreement with NYDIG Digital Assets Fund III, LP (the “Fund”) pursuant to which the Fund purchased 4,813 bitcoin for an aggregate purchase price of $150,000. The Company owned 100% of the limited partnership interests and consolidated the Fund under a voting interest model. The consolidated assets in the investment fund were included in current assets in the condensed consolidated balance sheets under the caption “Digital assets held in fund.”

The Fund qualified and operated as an investment company for accounting purposes pursuant to the accounting and reporting guidance under ASC 946 – Financial Services – Investment Companies, which requires fair value measurement of the Fund’s investments in digital assets. The Company retains the Fund’s investment company specific accounting principles under ASC 946 upon consolidation. The Company recorded changes in the fair value of the assets in the condensed consolidated statements of operations under the caption “Losses on digital assets held within Investment Fund.”

On June 10, 2022, the Company redeemed 100% of its limited partnership interest in the Fund in exchange for approximately 4,769 bitcoin with a fair market value of approximately $137,844. This bitcoin was transferred from the Fund’s custodial wallet to the Company’s digital wallet. Upon redemption, the Company no longer had a majority voting interest in the Fund and therefore deconsolidated the Fund in accordance with ASC 810 – Consolidation. The Company did not record any gain or loss upon deconsolidation as the digital assets in the Fund were measured at fair value. Subsequent to the transfer, the bitcoin transferred to the Company’s digital wallet was accounted for at cost less impairment in line with its digital assets measurement policy as described under “Digital Assets and Digital assets, restricted.”

Embedded Derivatives

The Company evaluates its financing and service arrangements to determine whether certain arrangements contain features that qualify as embedded derivatives requiring bifurcation in accordance with ASC 815 - Derivatives and Hedging. Embedded derivatives that are required to be bifurcated from the host instrument or arrangements are accounted for and valued as separate financial instruments. For derivatives that are assets or liabilities, the derivative instrument is initially recorded at its fair value and is then remeasured at each reporting date with changes in the fair value reported in the statements of operations. The Company classifies derivative assets or liabilities in the condensed consolidated balance sheets as current or non-current based on whether settlement of the instrument could be required within 12 months of the condensed consolidated balance sheet date.

Deposits

The Company contracts with service providers for hosting of its equipment and operational support in data centers where the Company’s equipment is deployed. These arrangements require advance payments to vendors in conjunction with the contractual obligations associated with these services. The Company classifies these payments as “Long-term deposits” on the condensed consolidated balance sheets.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and impairment, as applicable. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The Company’s property and equipment is primarily composed of bitcoin mining rigs which are largely homogeneous and have approximately the same useful lives. Accordingly, the Company utilizes the group method of depreciation for its bitcoin mining rigs. The Company will update the estimated useful lives of its bitcoin mining server group periodically as information on the operations of the mining equipment indicates changes are required. The Company will assess and adjust the estimated useful lives of its mining equipment when there are indicators that the productivity of the mining assets is longer or shorter than the assigned estimated useful lives.

Investments

Investments, which may be made from time to time for strategic reasons (and not to engage in the business of investments), are included in non-current assets in the condensed consolidated balance sheets. Investments without a readily determinable fair value are recorded at cost minus impairment, plus or minus changes from observable price changes in orderly transactions for identical or similar investments of the same issuer, in accordance with the measurement alternative described in ASC 321 - Investments – Equity Securities. As part of the Company’s policy to maximize return on strategic investment opportunities, while preserving capital and limiting downside risk, the Company may at times enter into equity investments or simple agreements for future equity (“SAFE”). The nature and timing of the Company’s investments will depend on available capital at any particular time and the investment opportunities identified and available to the Company.

On February 3, 2022, the Company purchased convertible preferred stock of Compute North Holdings, Inc. with a purchase price of approximately $10,000. The acquisition of convertible preferred stock was accounted for as investments in equity securities without readily determinable fair value at cost minus impairment, as adjusted for observable price changes in orderly transactions for identical or similar investment of the same issuer, pursuant to ASC 321. The Company impaired this investment by approximately $10,000 following Compute North’s Chapter 11 Bankruptcy filing during September 2022 (See NOTE 10 – COMPUTE NORTH BANKRUPTCY).

On May 3, 2022, the Company converted $2,000 from its prior Auradine, Inc. SAFE investment into preferred stock while purchasing additional Auradine preferred stock with a purchase price of $3,500. At the same time, the Company entered into a commitment to acquire additional shares of Auradine preferred stock with a purchase price of $30,000. This forward contract was accounted for under ASC 321 as an equity security.

On September 27, 2022, the Company purchased additional shares of Auradine preferred stock with a purchase price of $30,000, bringing its total carrying amount of investment in Auradine, Inc. preferred stock to $35,500, with no noted impairments or other adjustments. The preferred stock is accounted for as investments in equity securities without a readily determinable fair value at cost minus impairment, as adjusted for observable price changes in orderly transactions for identical or similar investments from the same issuer, pursuant to ASC 321 (refer to NOTE 15 – RELATED PARTY TRANSACTIONS).

As of the six months ended June 30, 2023 and year ended December 31, 2022, the Company has one remaining SAFE investment with a carrying value of $1,000, with no noted impairments or other adjustments.

Equity Method Investments

The Company accounts for investments in which it owns between 20% and 50% of the common stock or has the ability to exercise significant influence, but not control, over the investee using the equity method of accounting in accordance with ASC 323 - Equity Method Investments and Joint Ventures. Under the equity method, an investor initially records an investment in the stock of an investee at cost and adjusts the carrying amount of the investment to recognize the investor’s share of the earnings or losses of the investee after the date of acquisition.

On January 27, 2023, the Company and FS Innovation, LLC (“FSI”) entered into a Shareholders’ Agreement regarding the formation of an Abu Dhabi Global Markets company (the “ADGM Entity”). The ADGM Entity did not start mining operations during the six months ended June 30, 2023, and did not have significant earnings or losses. As of June 30, 2023, the carrying value of the Company’s 20% ownership in the ADGM Entity was $62,918. The equity method investment is included in non-current assets in the condensed consolidated balance sheets under “Investments.”

Stock-based Compensation

The Company expenses stock-based compensation to employees and non-employees over the requisite service period based on the grant date fair value of the awards.

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

Revenues From Contracts with Customers

The Company recognizes revenue under ASC 606 – Revenue from Contracts with Customers. The core principle of the revenue standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Refer to NOTE 5 – REVENUE FROM CONTRACTS WITH CUSTOMERS, for further discussion.

Income Taxes

Effective Tax Rate

The effective tax rate (“ETR”) from continuing operations was 1.07% and 1.07% for the three and six months ended June 30, 2023, respectively, and 5.38% and 2.31% for the three and six months ended June 30, 2022, respectively. The difference between the US statutory tax rate of 21% was primarily due to the change in valuation allowance as a result of current year activity.

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

Recent Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequences of the change to its condensed consolidated financial statements and assures that there are proper controls in place to ascertain that the Company’s condensed consolidated financial statements properly reflect the change.

Recently Issued Accounting Pronouncements Not Yet Adopted

On March 28, 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-01, Leases (Topic 842): Common Control Arrangements. The amendments in ASU 2023-01 improve current GAAP by clarifying the accounting for leasehold improvements associated with common control leases, thereby reducing diversity in practice. Additionally, the amendments provide investors and other allocators of capital with financial information that better reflects the economics of those transactions. The new standard is effective for the Company for its fiscal year beginning January 1, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.

On June 30, 2022, FASB issued ASU No. 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. ASU 2022-03 clarifies that a contractual sale restriction prohibiting the sale of an equity security is a characteristic of the reporting entity holding the equity security and is not included in the equity security’s unit of account. The new standard is effective for the Company for its fiscal year beginning January 1, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.

NOTE 5 – REVENUE FROM CONTRACTS WITH CUSTOMERS

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

The following table presents the Company’s revenues disaggregated for those arrangements in which the Company is the Operator and Participant:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues from contracts with customers
Participant	$3,185	$1,531	$21,061	$1,531
Operator - Transaction fees	6,358	3,275	7,409	3,792
Other revenue
Operator - Block rewards	72,216	20,117	104,421	71,323
Total revenues	$81,759	$24,923	$132,891	$76,646

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

During the three months ended June 30, 2023, the Company changed its operator accounting policy from measuring the block reward and transaction fees using the end of day spot rate for bitcoin to the quoted spot rate at the time the block reward and transaction fees are earned.

In accordance with ASC 606-10-32-21, the Company measures the estimated fair value of noncash consideration at contract inception, which is the same time the block reward and transaction fee is earned and the performance obligation to the requester and the network is fulfilled by successfully validating the applicable block of transactions. The Company applies the quoted spot rate for bitcoin determined using the Company’s primary trading platform for bitcoin at the time the block reward and transaction fee is earned to measure revenues.

Expenses associated with providing the bitcoin transaction verification services to the customers, such as rent, electricity cost, and transaction fees and block rewards are recorded as cost of revenues. Depreciation on digital asset mining equipment is recorded as a component of cost of revenues.

Participant

During the three months ended June 30, 2023, the Company changed its participant accounting policy from measuring the block reward and transaction fees upon receipt of the reward in the Company’s wallet measured at the end of day spot rate for bitcoin to the policy described below.

The Company participates in multiple third-party operated mining pools only when our Company-operated mining pool is not available. The payout methodologies differ depending on the payout third-party operated mining pool. Pay-Per-Share (PPS) and Full-Pay-Per-Share (FPPS) pools pay rewards based on a contractual formula, which primarily calculates the hash rate provided by the Company to the mining pool as a percentage of total network hash rate, and other inputs. For PPS and FPPS pools, the Company is entitled to consideration even if a block is not successfully placed by the mining pool operator. The Company also participates in third-party mining pools that pay rewards only when the pool successfully mines a block. For these pools, the Company only earns a reward when the third-party pool successfully mines a block and its reward is the fractional share of the successfully mined block and transaction fee based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the algorithm.

When the Company is a Participant in a third-party operated mining pool, the Company provides hash rate that is an output of the Company’s ordinary activities in exchange for consideration. The Company considers the third-party mining pool operators its customers under Topic 606. These contracts are period-to-period contracts because they are terminable at any time by either party without compensation. A new contract is determined to exist each period (e.g., second, minute, hour) that neither the Company, nor the pool operator, terminates the arrangement.

When the Company participates in PPS and FPPS pools, which pay rewards based on a contractual formula, the Company recognizes revenue based on the daily contributed hash rate and other inputs measured at the average daily spot rate of bitcoin determined using the Company’s primary trading platform for bitcoin. The Company participates in third-party operated pools only when our Company-operated mining pool is not available, therefore, the duration of contributed hash rate will fluctuate during any given day. Accordingly, we measure the reward for PPS and FPPS pools based on the daily average spot rate to match the contribution of hash rate which can occur throughout the day.

When the Company participates in third-party pools that pay rewards only when the pool successfully mines a block, the Company recognizes its fractional share of the block and transaction fees using the spot rate of bitcoin at the time that the block is successfully mined.

Providing computing power on mining rigs to solve complex cryptographic algorithms in support of blockchain mining (in a process known as “solving a block”) is the primary output of the Company’s ordinary activities. The provision of computing power is the only performance obligation under the Company’s arrangements with third-party mining pool operators. The transaction consideration the Company receives is non-cash (i.e., bitcoin) and entirely variable as it is unknown at each contract inception whether the Company will earn any consideration during the period, and if it does become entitled to consideration, how much consideration to which it will be entitled.

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

NOTE 6 – ADVANCES TO VENDORS AND DEPOSITS

The Company contracts with bitcoin mining equipment manufacturers in procuring equipment necessary for the operation of its bitcoin mining operations. A typical agreement calls for a certain percentage of the total order to be paid in advance at specific intervals, usually within several days of execution of a specific contract and periodically thereafter with final payments due prior to each shipment date. The Company accounts for these payments as “Advances to vendors” on the condensed consolidated balance sheets.

As of June 30, 2023 and December 31, 2022, such advances totaled approximately $7,351 and $488,299, respectively.

In addition, the Company contracts with other service providers for the hosting of its equipment and operational support in data centers where the Company’s equipment is deployed. These arrangements also call for advance payments to be made to vendors in conjunction with the contractual obligations associated with these services. The Company classifies these payments as “Long-term deposits” on the condensed consolidated balance sheets.

NOTE 7 – PROPERTY AND EQUIPMENT

The components of property and equipment as of June 30, 2023 and December 31, 2022 are:

	Useful life (Years)	June 30, 2023	December 31, 2022
Mining rigs	3	$535,932	$116,634
Containers	10	6,206	1,614
Other	7	216	206
Construction in progress	—	313,141	171,194
Total gross property, equipment		855,495	289,648
Less: Accumulated depreciation		(71,630)	(16,622)
Property and equipment, net		$783,865	$273,026

The Company’s depreciation expense related to property and equipment for the three months ended June 30, 2023 and 2022 was $37,275 and $24,710, respectively. The Company’s depreciation expense related to property and equipment for the six months ended June 30, 2023 and 2022 was $55,008 and $38,587, respectively.

NOTE 8 – FAIR VALUE MEASUREMENT

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

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, restricted cash, other receivable, deposits, prepaid expenses and other current assets, property and equipment, advances to vendors, accounts payable, accrued expenses, and legal reserve payable, approximate their estimated fair market value based on the short-term maturity of these instruments.

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

Recurring measurement of fair value

As of June 30, 2023, the Company’s cash and cash equivalents was $113,675, none of which represented money market accounts. The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of December 31, 2022, respectively:

	Recurring fair value measured at December 31, 2022
	Total carrying value at December 31, 2022	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash and cash equivalents (1)	$92,044	$92,044	$—	$—

(1)	Represents money market accounts. Excludes $11,661 of cash and cash equivalents as of December 31, 2022.

There were no transfers among Levels 1, 2 or 3 during the six months ended June 30, 2023.

Non-recurring measurement of fair value

The following tables present information about the Company’s assets and liabilities measured at fair value on a non-recurring basis and therefore, not included in the tables above. These assets include (a) digital assets and digital assets, restricted that are initially recorded at cost and subsequently impaired as the fair value falls below its carrying value; (b) mining rigs and advances to vendors that are written down to fair value due to the decrease in the cost of bitcoin mining rigs that was driven by the drop in bitcoin prices during the fourth quarter ended December 31, 2022. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., impairment). The Company’s estimated level within the fair value hierarchy of those assets and liabilities as of June 30, 2023 and December 31, 2022, respectively:

	Non-recurring fair value measured at June 30, 2023
	Total carrying value at June 30, 2023	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Digital assets	$234,412	$381,992	$—	$—
Liabilities:
Notes payable	$734,231	$405,594

	Non-recurring fair value measured at December 31, 2022
	Total carrying value at December 31, 2022	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Digital assets	121,842	—	129,335	—
Property and equipment, net (1)	271,280	—	271,280	—
Advances to vendors	488,299	—	488,299	—
Digital assets, restricted	68,875	—	73,074	—
Liabilities:
Notes payable	732,289	166,842

(1)	Represents mining rigs. Excludes $1,746 of Property and equipment relating to containers, website and leasehold improvements.

During the three months ended March 31, 2023, the fair value of digital assets were transferred from Level 2 to Level 1, as a result of using the quoted price in the active market in accordance with ASC 820. There were no other transfers among Levels 1, 2 or 3 during the six months ended June 30, 2023. As of June 30, 2023 and December 31, 2022, there were no other assets and liabilities measured at fair value on a non-recurring basis.

NOTE 9 – NET LOSS PER SHARE

Net income per common share is calculated in accordance with ASC Topic 260 – Earnings Per Share. Basic income per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. For the three and six months ended June 30, 2023 and 2022, respectively, the Company incurred a loss position and as such, the computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding, as they would be anti-dilutive.

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Warrants to purchase common stock	324,375	324,375	324,375	324,375
Restricted stock units	2,668,247	1,098,100	1,449,591	1,063,410
Convertible notes to exchange common stock	9,812,955	9,812,955	9,812,955	9,812,955
Series A Preferred Stock	249,750	—	125,565	—
Total dilutive shares	13,055,327	11,235,430	11,712,486	11,200,740

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
		(As Restated)		(As Restated)
Numerator:
Net loss	$(19,133)	$(212,626)	$(26,368)	$(229,735)
Add: Series A Preferred Stock accretion to redemption value	$(2,121)	$—	$(2,121)	$—
Net loss attributable to common stockholders	$(21,254)	$(212,626)	$(28,489)	$(229,735)
Denominator:
Weighted average common stock outstanding - basic and diluted	168,474,882	109,437,293	163,856,352	106,101,762
Net loss attributable to common stockholders per common stock - basic and diluted	$(0.13)	$(1.94)	$(0.17)	$(2.17)

NOTE 10 – COMPUTE NORTH BANKRUPTCY

On September 22, 2022, Compute North Holdings, Inc. (along with its affiliated debtors, collectively, “Compute North”, filed for chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the Southern District of Texas under Chapter 11 of the U.S. Bankruptcy Code (11 U.S. Code section 101 et seq.). Marathon’s financial exposure to Compute North at the time of the bankruptcy filing included:

–	Approximately $10,000 in Convertible Preferred Stock of Compute North Holdings, Inc.

–	Approximately $21,000 related to an unsecured Senior Promissory note with Compute North LLC.

–	Approximately $50,000 in operating deposits with Compute North primarily related to the King Mountain and Wolf Hollow hosting facilities.

The Company recorded an impairment charge of $55,674 during 2022. On February 16, 2023, the Bankruptcy Court approved the Debtors Plan of Reorganization, pursuant to which Marathon’s claim was fixed at $40,000 as an unsecured claim to be paid out according to the timing and percentages within the approved Debtor’s plan. The Company has yet to receive the settlement funds.

NOTE 11 – STOCKHOLDERS’ EQUITY

Common Stock

Shelf Registration Statement on Form S-3 and At-The-Market Offering Agreement

On February 11, 2022, the Company entered into an At-The-Market Offering Agreement, or sales agreement, with H.C. Wainwright & Co., LLC relating to shares of the Company’s common stock. In accordance with the terms of the sales agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $750,000 from time to time through Wainwright acting as its sales agent. As of June 30, 2023, the Company has sold 70,264,987 shares of common stock for an aggregate purchase price of $590,321, net of offering costs, pursuant to this At-The-Market Offering Agreement.

Common Stock Warrants

A summary of the Company’s issued and outstanding stock warrants and changes during the period ended June 30, 2023 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2022	324,375	$25.00	2.5
Issued	—	0.00	0.0
Expired	—	0.00	0.0
Exercised	—	0.00	0.0
Outstanding as of June 30, 2023	324,375	$25.00	2.0

Restricted Stock

A summary of the restricted stock award activity (represented by restricted stock units (“RSUs”)) for the six months ended June 30, 2023 is as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2022	1,255,648	$22.60
Granted	3,112,759	8.55
Vested	(520,743)	18.90
Nonvested at June 30, 2023	3,847,664	$11.73

Series A Preferred Stock

On June 5, 2023, the Company entered into a securities purchase agreement for the purchase of 15,000 shares of Series A redeemable convertible preferred stock. On June 8, 2023, upon closing of the offering, the Company issued 15,000 shares of Series A Preferred Stock for total gross proceeds of $14,286 before deducting the placement agent’s fees and other estimated offering expenses. Each share of Series A Preferred Stock had a purchase price of $952.38, representing an original issue discount of approximately 5% of the $1,000 stated value of each share. Each share of Series A Preferred Stock is convertible into shares of the Company’s common stock at an initial conversion price of $14.52 per share, at the option of the holder, at any time following the Company’s receipt of stockholder approval for an increase in its authorized shares of common stock. The Company will be permitted to compel conversion of the Series A Preferred Stock after the fulfillment of certain conditions and subject to certain limitations.

The Series A Preferred Stock permits the holders thereof to vote together with the holders of the Company’s common stock on a proposal to increase the authorized shares of the Company’s common stock at an annual or special meeting of the Company’s stockholders. The Series A Preferred Stock permits the holder to cast 500,000 votes per share of Series A Preferred Stock on such proposal. The Series A Preferred Stock will not be permitted to vote on any other matter. The holders of the Series A Preferred Stock agreed not to transfer their shares of preferred stock until after the meeting of Company stockholders. The holders of the Series A Preferred Stock agreed to vote their shares on such proposal in the same proportions as the shares of common stock. The holders of the Series A Preferred Stock have the right to require the Company to redeem their shares of preferred stock for cash at 105% of the stated value of such shares commencing after the earlier of the Company’s stockholders’ approval of the authorized share increase and 90 days after the closing of the issuance of the Series A Preferred Stock and until 120 days after such closing.

The Series A Preferred Stock was recorded outside of stockholder’s equity as mezzanine equity. At June 30, 2023, the Company increased the carrying value of Series A Preferred Stock to its redemption value and recorded the difference to additional paid-in capital. This method treats the end of the reporting period as if it were also the redemption date for the security.

NOTE 12 – DEBT

On November 18, 2021, the Company issued $650,000 principal of its 1.0% Convertible Senior Notes due 2026 (the “Notes”). The Notes were issued pursuant to, and are governed by, an indenture (the “Indenture”), dated as of November 18, 2021, between the Company and U.S. Bank National Association, as trustee (the “Trustee”). Pursuant to the purchase agreement between the Company and the initial purchasers of the Notes, the Company also granted the initial purchasers an option, for settlement within a period of 13 days from, and including, November 18, 2021 to purchase up to an additional $97,500 principal of Notes, which additional Notes were purchased on November 23, 2021, for an aggregate principal amount of Notes purchased of $747,500. All references in this disclosure to “Notes” includes the Notes issued on both November 18, 2021 and November 23, 2021. As of June 30, 2023 and December 31, 2022, notes outstanding, net of unamortized discounts of approximately $13,269 and $15,211, respectively, were $734,231 and $732,289, respectively.

The Notes accrue interest at a rate of 1.00% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on June 1, 2022. The Notes will mature on December 1, 2026, unless earlier repurchased, redeemed or converted, which scenarios the Company is currently contemplating and may consummate in advance of the maturity date. Before the close of business on the business day immediately before September 1, 2026, noteholders will have the right to convert their Notes only upon the occurrence of certain events. From and after September 1, 2026, noteholders may convert their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. The initial conversion rate is 13.1277 shares of common stock per one thousand dollar principal amount of Notes, which represents an initial conversion price of approximately $76.17 per share of common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

On July 28, 2022, the Company entered into a Revolving Credit and Security Agreement (the “Agreement”) with Silvergate Bank (the “Bank”) pursuant to which Silvergate had agreed to loan the Company up to $100,000 on a revolving basis pursuant to the terms of the Agreement. This facility refinanced and replaced an existing $100,000 facility the Company had in place with the Bank. On the same date, the Company also entered into a $100,000 principal term loan facility (the “Term Loan”) with Silvergate. See Form 10-K for the year ended December 31, 2022 for the terms of the facilities set forth in the Agreement and the Term Loan.

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

NOTE 13 – LEASES

Leases

The Company leases office space in the United States under operating lease agreements. The Company also entered into an arrangement with Applied Blockchain for the use of energized cryptocurrency mining facilities under which the Company pays for electricity per megawatt based on usage. The Company has determined that it has embedded operating leases at two of the facilities governed by this arrangement that commenced in January and March 2023, and has elected not to separate lease and non-lease components. Payments made for these two operating leases are therefore entirely variable and are based on usage of electricity, and the Company therefore does not record a right-of-use asset or lease liability associated with the leases. Variable lease cost during the six months ended June 30, 2023 are disclosed in the table below. Office space and mining facilities comprise the Company’s material underlying asset classes under operating lease agreements. The Company has no material finance leases.

As of June 30, 2023, the Company’s right-of-use (“ROU”) assets and total lease liabilities were $559 and $597, respectively. As of December 31, 2022, the Company’s ROU assets and total lease liabilities were $1,276 and $1,343, respectively. The Company has amortized right-of-use assets totaling $71 and $29 for the three months ended June 30, 2023 and 2022, respectively. The Company has amortized right-of-use assets totaling $167 and $48 for the six months ended June 30, 2023 and 2022, respectively.

Operating lease costs are recorded on a straight-line basis within operating expenses. The Company’s total lease expense is comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Operating leases
Operating lease cost	$74	$74	$185	$100
Operating lease expense	74	74	185	100
Short-term lease rent expense	11	8	20	15
Variable lease cost	17,165	—	19,938	—
Total rent expense	$17,250	$82	$20,143	$115

Additional information regarding the Company’s leasing activities as a lessee is as follows:

	For the Six Months Ended June 30,
	2023	2022
Operating cash flows from operating leases	$229	$27
Weighted-average remaining lease term – operating leases	3.4	4.4
Weighted-average discount rate – operating leases	5%	5%

Year	Amount
2023 (remaining)	$133
2024	166
2025	143
2026	147
2027	63
Thereafter	—
Total	$652

NOTE 14 – LEGAL PROCEEDINGS

Compute North Bankruptcy

On September 22, 2022, Compute North Holdings, Inc. (currently d/b/a Mining Project Wind Down Holdings, Inc.) and certain of its affiliates (collectively, “Compute North”) filed for chapter 11 bankruptcy protection. Compute North provided operating services to the Company and hosted its mining rigs at multiple facilities. The Company delivered miners to Compute North, which then installed the mining rigs at those facilities, operated and maintained the mining rigs, and provided energy to keep the miners operating. During the course of the chapter 11 cases, Compute North sold substantially all of their assets in a series of 363 sale transactions, including Compute North’s ownership interests in non-debtor entities that own or partially-own facilities that house the Company’s miners.

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

On February 9, 2023, the Bankruptcy Court approved a settlement stipulation between the Company and Compute North, pursuant to which the proofs of claim filed by the Company and certain of its affiliates were resolved, and the Company received a single allowed unsecured claim against Compute North LLC in the amount of $40,000 and its Preferred Equity Interests in Compute North Holdings, Inc. in the amount of 39,597 shares of Series C Preferred Stock was confirmed. In exchange, the Company agreed to vote in favor of Compute North’s chapter 11 plan.

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

Putative Class Action Complaint

On March 30, 2023, a putative class action complaint was filed in the United States District Court for the District of Nevada, against the Company and present and former senior management, alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) arising out of the Company’s announcement of accounting restatements on February 28, 2023. The defendants’ time to respond has been extended until after the appointment of a lead plaintiff. To date, no lead plaintiff has been appointed.

Derivative Complaints

On June 22, 2023, a shareholder derivative complaint was filed in the Circuit Court of the 17th Judicial Circuit for Broward County, Florida, against current members of the Company’s board of directors and senior management, alleging claims for breach of fiduciary duty and unjust enrichment based on allegations substantially similar to the allegations in the March 30, 2023 putative class action complaint.

On July 8, 2023, a second shareholder derivative complaint was filed in the United States District Court for the District of Nevada, against current and former members of the Company’s board of directors and senior management, alleging claims under Sections 14(a), 10(b), and 21D of the Exchange Act, and for breach of fiduciary duty, unjust enrichment, and waste of corporate assets, based on allegations substantially similar to the allegations in the March 30, 2023 putative class action complaint.

On July 12, 2023, a third shareholder derivative complaint was filed in the United States District Court for the District of Nevada, against current and former members of the Company’s board of directors and senior management, alleging claims under Section 14(a) of the Exchange Act and for breach of fiduciary duty, based on allegations substantially similar to the allegations in the March 30, 2023 putative class action complaint.

On July 13, 2023, a fourth shareholder derivative complaint was filed in the Circuit Court of the 17th Judicial Circuit for Broward County, Florida, against current members of the Company’s board of directors and senior management, alleging claims for breach of fiduciary duty, unjust enrichment, and waste of corporate assets, based on allegations substantially similar to the allegations in the March 30, 2023 putative class action complaint.

Information Subpoenas

On October 6, 2020, the Company entered into a series of agreements with multiple parties to design and build a data center for up to 100-megawatts in Hardin, Montana. In conjunction therewith, the Company filed a Current Report on Form 8-K on October 13, 2020. The 8-K discloses that, pursuant to a Data Facility Services Agreement, the Company issued 6,000,000 shares of restricted Common Stock, in transactions exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. During the quarter ended September 30, 2021, the Company and certain of its executives received a subpoena to produce documents and communications concerning the Hardin, Montana data center facility described in the Company’s Form 8-K dated October 13, 2020. The Company received an additional subpoena from the SEC on April 10, 2023, relating to, among other things, transactions with related parties. The Company understands that the SEC may be investigating whether or not there may have been any violations of the federal securities law. The Company is cooperating with the SEC.

Ho v. Marathon

On January 14, 2021, Plaintiff Michael Ho (“Plaintiff” or “Ho”) filed a Civil Complaint for Damages and Restitution (“Complaint”) against the Company. The Complaint alleges six causes of action against the Company, (1) Breach of Written Contract; (2) Breach of Implied Contract; (3) Quasi-Contract; (4) Services Rendered; (5) Intentional Interference with Prospective Economic Relations; and (6) Negligent Interference with Prospective Economic Relations. The claims arise from the same set of facts. Ho alleges that the Company profited from commercially-sensitive information he shared with the Company and then it refused to compensate him for his role in securing the acquisition of a supplier of energy for the Company. On February 22, 2021, the Company responded to Mr. Ho’s Complaint with a general denial and the assertion of applicable affirmative defenses. Then, on February 25, 2021, the Company removed the action to the United States District Court in the Central District of California, where the action remains pending. The Company filed a motion for summary judgment/adjudication of all causes of action. On February 11, 2022, the Court granted the motion and dismissed Ho’s 2nd, 5th and 6th causes of action. Discovery is substantially closed. The Court held a pre-trial conference on February 24, 2022, where it vacated the March 3, 2022 trial date and ordered the parties to meet and confer on a new trial date. The Court discussed the various theories of damages maintained by the parties. In its ruling on the summary judgment motion and at the pre-trial conference on February 24, 2022, the Court noted that a jury is more likely to accept $150 as an appropriate damages amount if liability is found, as opposed to the various theories espoused by Ho that result in multi-million-dollar recoveries. Due to outstanding issues of fact and law, it is impossible to predict the outcome at this time; however, after consulting legal counsel, the Company is confident that it will prevail in this litigation, since it did not have a contract with Mr. Ho and he did not disclose any commercially-sensitive information under any mutual nondisclosure agreement that was used to structure any joint venture with energy providers. The trial has been rescheduled for January 29, 2024, and is scheduled for four days, including jury selection.

NOTE 15 – RELATED PARTY TRANSACTIONS

On September 23, 2022, the Company made an incremental $30,000 investment in Auradine, Inc., bringing its total holdings in Auradine to $35,500 based upon a previously issued and disclosed SAFE instrument. Said Ouissal, a director of the Company, currently owns approximately 5% of the issued and outstanding shares of Auradine, and Fred Thiel, the Company’s Chairman and CEO, sits on Auradine’s Board of Directors. On November 3, 2022, the Company’s Board met and determined that Said Ouissal was no longer deemed to be an independent director of the Company. As a result, Mr. Ouissal stepped down from all Board Committees.

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated other subsequent events through the date the consolidated financial statements were available to be issued and has concluded that no such events or transactions took place that would require disclosure and in this Note 16 other than as disclosed below.

Results of the Company’s Annual Meeting and Amendment to the Company’s Articles of Incorporation

On July 27, 2023, the Company held an annual meeting of stockholders (the “Meeting”). As of the record date for the Meeting, 169,968,874 shares of common stock were issued and outstanding1. A total of 79,507,015 shares of common stock, constituting a quorum, were present and accounted for at the Meeting. At the Meeting, the Company’s stockholders approved the below proposals (with the Series A Preferred Stock voting alongside the common stock (15,000 shares with 500,000 votes per share voting on proposal 3 in the same proportions as the shares of common stock were voted)):

VOTES CAST COMMON STOCK:	Proposal #1	Proposal #2	Proposal #3	Proposal #4
Common Stock	Director Election	Auditor Ratification	Common Stock Increase	Advisory Say on Pay
Yes	24,503,546	71,483,564	56,331,569	22,719,406

Against (No)	—	3,375,370	22,539,739	5,343,885

Abstain	4,276,453	4,648,017	635,702	716,543

VOTES CAST SERIES A PREFERRED (CONVERTED BASIS):

Common Stock	Proposal #1	Proposal #2	Proposal #3	Proposal #4
Yes	N/A	N/A	5,172,875,000	N/A

Against (No)	N/A	N/A	—	N/A

Abstain	N/A	N/A	—	N/A

Total # of Common shares as of June 16, 2023	169,968,874
Total # of Series A (converted basis into Common shares) as of June 16, 2023	5,351,250,000

Common shares voted through the meeting	79,507,015
Preferred shares (converted basis) voted through the meeting on Proposal # 3 only	5,172,875,000
TOTAL	5,252,382,015

1. As no other matters were brought for a vote before the meeting, the votes on Proposal #5 of 14,846,275 shares in favor, 13,072,702 shares against, and 836,041 shares abstaining, have no impact.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless otherwise indicated or the context otherwise requires, references to “Marathon,” and the “Company” refer to Marathon Digital Holdings, Inc. and its consolidated subsidiaries. All dollar amounts referenced in this Item 2 are in thousands, except per share, bitcoin, and per bitcoin amounts.

This report on Form 10-Q (“Report”) and other written and oral statements made from time to time by us may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties. Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address the Company’s growth strategy, financial results and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from the Company’s forward-looking statements. These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed, and actual future results may vary materially.

Information regarding market and industry statistics contained in this Report is included based on information available to the Company that the Company believes is accurate. It is generally based on industry and other publications that are not produced for purposes of securities offerings or economic analysis. The Company has not reviewed or included data from all sources and cannot assure investors of the accuracy or completeness of the data included in this Report. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. The Company does not assume any obligation to update any forward-looking statement. As a result, investors should not place undue reliance on these forward-looking statements.

The following discussion and analysis are intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with the Company’s consolidated financial statements and the notes presented herein. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from those expressed, implied or anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the Securities and Exchange Commission.

Business Overview

Marathon is a digital asset technology company dedicated to securing and supporting the Bitcoin ecosystem. The business is focused on producing or “mining” bitcoin using one of the largest and most efficient fleets of highly specialized computers in the industry. The Company successfully leverages technology across the value chain to improve efficiency and increase market share. The Company is also committed to carbon neutrality and growing operations through predominately renewable sources of energy. The Company’s “asset-light” capital strategy has fueled significant market share gains while also helping build one of the largest bitcoin positions on the balance sheet among our North American publicly traded peers. As of June 30, 2023, the Company had nearly 150,000 mining rigs in operation and owned 12,538 bitcoin. With its strong balance sheet and significant scale, the Company’s strategy has recently evolved beyond “asset-light” to include joint ventures with our landmark project located in Abu Dhabi.

Recent Developments

The Company has continued its focus on expanding its operational capabilities during the period both domestically and internationally.

On January 27, 2023, Marathon Digital Holdings, Inc. (the “Company”) and FS Innovation, LLC (“FSI”) entered into a Shareholders’ Agreement (the “Agreement”) regarding the formation of an Abu Dhabi Global Markets company (the “ADGM Entity”), whose purpose shall be to jointly (a) establish and operate one or more mining facilities for digital assets; and (b) mine digital assets (collectively, the “Business”). The initial project by the ADGM Entity shall consist of two digital asset mining sites comprising 250 MW in Abu Dhabi, and the initial equity ownership in the ADGM Entity shall be 80% FSI and 20% the Company, and capital contributions will be made, subject to the satisfaction or waiver of certain conditions, during the 2023 development period in those proportions, consisting of both cash and in kind, in amounts of approximately $406,000 in aggregate. FSI will appoint four directors to the board of the ADGM Entity, and the Company will appoint one director.

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

The Company also made progress in installing and energizing its operations at various locations throughout the US, and in particular its two North Dakota sites. The Garden City, TX site is fully installed but is pending regulatory approval and was therefore not yet operational at June 30, 2023. Bitcoin production increased to 2,926 bitcoin during the three months ended June 30, 2023, an average of 32.2 bitcoin per day. During the three months ended June 30, 2022, the Company produced 1,259 bitcoin, an average of 14.0 bitcoin per day. The 314% increase in production was primarily the result of increasing the scale of the Company’s operations.

Bitcoin prices also rebounded significantly during the 2023 period, increasing from $16,548 per bitcoin at December 31, 2022 to $30,467 per bitcoin at June 30, 2023. This increase in the market value of bitcoin resulted in lower levels of impairment recorded during the period, and a higher market value of the Company’s bitcoin holdings at June 30, 2023 compared with December 31, 2022.

The Company also commenced a program to sell some of its bitcoin as a means of offsetting monthly cash operating costs. The Company sold 4,754 bitcoin for total proceeds of $113,928, realizing gains on sales of bitcoin of $40,120 during the six months ended June 30, 2023. There were no such sales in the prior-year period.

The Company terminated its credit facilities with Silvergate Bank and responded to the closure of Signature Bank by diversifying its cash management services among multiple institutions. Key activities during the period related to these efforts included the following:

●	On February 6, 2023, the Company provided Silvergate Bank with the required 30-day notice stating the Company’s intent to prepay the outstanding balance on its term loan facility as well as the Company’s intent to terminate the term loan facility. The Company and Silvergate Bank subsequently agreed to terminate the RLOC facility. On March 8, 2023, the Company prepaid the term loan and terminated the RLOC facility with Silvergate Bank.

●	On March 12, 2023, Signature Bank was closed by the New York State Department of Financial Services. On that same date the FDIC was appointed as receiver and transferred all the deposits and substantially all of the assets of Signature Bank to Signature Bridge Bank, N.A., a full-service bank that was being operated by the FDIC. The Company held approximately $142,000 of cash deposits at Signature Bridge Bank, N.A. when normal banking activities resumed on March 13, 2023. The Company reduced its balances at Signature Bridge Bank and its successor institution by transferring funds to other financial institutions and through other treasury management activities. The Company no longer has any deposits at Signature Bank or its successor.

●	On June 5, 2023, the Company entered into a securities purchase agreement for the purchase of 15,000 shares of Series A redeemable convertible preferred stock. On June 8, 2023, upon closing of the offering, the Company issued 15,000 shares of Series A Preferred Stock for total gross proceeds of $14,286 before deducting the placement agent’s fees and other estimated offering expenses. Each share of Series A Preferred Stock had a purchase price of $952.38, representing an original issue discount of approximately 5% of the $1,000 stated value of each share. Each share of Series A Preferred Stock is convertible into shares of the Company’s common stock at an initial conversion price of $14.52 per share, at the option of the holder, at any time following the Company’s receipt of stockholder approval for an increase in its authorized shares of common stock. The Company will be permitted to compel conversion of the Series A Preferred Stock after the fulfillment of certain conditions and subject to certain limitations (see NOTE 11 – STOCKHOLDERS’ EQUITY, Series A Preferred Stock to the condensed consolidated financial statements for additional information).

Critical Accounting Policies and Estimates

The following accounting policies relate to the significant areas involving management’s judgments and estimates in the preparation of the Company’s financial statements, and are those that it believes are the most critical to aid the understanding and evaluation of this management discussion and analysis:

●	Digital assets

●	Revenue from contracts with customers

●	Long-lived assets

●	Income taxes

Digital assets

Digital assets (bitcoin) are included in current and other assets in the accompanying condensed consolidated balance sheets. Digital assets awarded to the Company through its mining activities are accounted for in accordance with the Company’s revenue recognition policy below.

Digital assets are accounted for as intangible assets with indefinite useful lives and are recorded at cost less impairment in accordance with ASC 350 – Intangibles-Goodwill and Other. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Whenever the exchange-traded price of digital assets declines below its carrying value, the Company has determined that it is more likely than not that an impairment exists and records impairment equal to the amount by which the carrying value exceeds the fair value at that point in time. The Company has deemed the price of digital assets to be a Level 1 input under the ASC 820 - Fair Value Measurement hierarchy as these were based on observable quoted prices in the Company’s principal market for identical assets. Subsequent reversal of impairment losses is not permitted.

Purchases of digital assets by the Company are included within investing activities in the accompanying condensed consolidated statements of cash flows, while digital assets awarded to the Company through its mining activities are included as a reconciling item within operating activities on the accompanying condensed consolidated statements of cash flows. The sales of digital assets are included within operating activities in the accompanying condensed consolidated statements of cash flows and any gains or losses from such sales are included in operating expenses in the condensed consolidated statements of operations.

Revenues from contracts with customers

The Company recognizes revenue in accordance with FASB ASC Topic 606 – Revenue from Contracts with Customers. The core principle of the revenue standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

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

During the three months ended June 30, 2023, the Company changed its operator accounting policy from measuring the block reward and transaction fees using the end of day spot rate for bitcoin to the quoted spot rate at the time the block reward and transaction fees are earned.

In accordance with ASC 606-10-32-21, the Company measures the estimated fair value of noncash consideration at contract inception, which is the same time the block reward and transaction fee is earned and the performance obligation to the requester and the network is fulfilled by successfully validating the applicable block of transactions. The Company applies the quoted spot rate for bitcoin determined using the Company’s primary trading platform for bitcoin at the time the block reward and transaction fee is earned to measure revenues.

Participant

The Company participates in multiple third-party operated mining pools only when our Company-operated mining pool is not available. The payout methodologies differ depending on the payout third-party operated mining pool. Pay-Per-Share (PPS) and Full-Pay-Per-Share (FPPS) pools pay rewards based on a contractual formula, which primarily calculates the hash rate provided by the Company to the mining pool as a percentage of total network hash rate, and other inputs. For PPS and FPPS pools, the Company is entitled to consideration even if a block is not successfully placed by the mining pool operator. The Company also participates in third-party mining pools that pay rewards only when the pool successfully mines a block. For these pools, the Company only earns a reward when the third-party pool successfully mines a block and its reward is the fractional share of the successfully mined block and transaction fee based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the algorithm.

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

When the Company participates in PPS and FPPS pools, which pay rewards based on a contractual formula, the Company recognizes revenue based on the daily contributed hash rate and other inputs measured at the average daily spot rate of bitcoin determined using the Company’s primary trading platform for bitcoin. The Company participates in third-party operated pools only when our Company-operated mining pool is not available, therefore, the duration of contributed hash rate will fluctuate during any given day. Accordingly, we measure the reward for PPS and FPPS pools based on the daily average spot rate to match the contribution of hash rate which can occur throughout the day.

When the Company participates in third-party pools that pay rewards only when the pool successfully mines a block, the Company recognizes its fractional share of the block and transaction fees using the spot rate of bitcoin at the time that the block is successfully mined.

Providing computing power on mining rigs to solve complex cryptographic algorithms in support of blockchain mining (in a process known as “solving a block”) is the primary output of the Company’s ordinary activities. The provision of computing power is the only performance obligation under the Company’s arrangements with third-party mining pool operators. The transaction consideration the Company receives is non-cash (i.e., bitcoin) and entirely variable as it is unknown at each contract inception whether the Company will earn any consideration during the period, and if it does become entitled to consideration, how much consideration it will be entitled to.

Long-lived assets

The Company has long-lived assets that consist primarily of property and equipment stated at cost, net of accumulated depreciation and impairment, as applicable. The depreciation charge is calculated on a straight-line basis and depends on the estimated useful lives of each type of asset and, in certain circumstances, estimates of fair values and residual values. The Company’s property and equipment is primarily composed of bitcoin mining rigs, which are largely homogeneous and have approximately the same useful lives. Accordingly, the Company utilizes the group method of depreciation for its bitcoin mining rigs. The Company updates the estimated useful lives of its asset group of bitcoin mining rigs periodically as information on the operations of the mining rigs indicates changes are required. The Company assesses and adjusts the estimated useful lives of its mining rigs when there are indicators that the productivity of the mining assets are higher or lower than the assigned estimated useful lives.

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

Income taxes

The primary objectives of accounting for income taxes are (i) to recognize the amount of income taxes payable or refundable for the current year, and (ii) to recognize deferred tax liabilities and assets for the future tax consequences of events that have been recognized in that financial statements or tax returns. The Company accounts for income taxes in accordance with ASC 740 - Income Taxes, using the asset and liability method. Under this method, deferred tax assets and liabilities are calculated based on enacted tax rates and are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities and for operating losses and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. Management must make assumptions, judgments and estimates to determine the income tax benefit or expense and deferred tax assets and liabilities. The Company recognizes tax positions when they are more likely than not of being sustained. Recognized tax positions are measured at the largest amount of benefit greater than 50% likely of being realized. Each period, the Company evaluates tax positions and adjust related tax assets and liabilities in light of changing facts and circumstances.

The Company records a valuation allowance to reduce deferred tax assets to the net amount that the Company believes is more likely than not to be realized. Accordingly, the need to establish such allowance is assessed periodically by considering matters such as future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and results of recent operations.

Recent Issued Accounting Standards

See NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES to the condensed consolidated financial statements for a discussion of recent accounting standards and pronouncements.

Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, the Company also provides adjusted EBITDA and total margin excluding depreciation and amortization, which are non-GAAP measures. The Company provides investors with reconciliations from net loss to adjusted EBITDA and total margin to total margin excluding depreciation and amortization as components of Management’s Discussion and Analysis. The Company defines adjusted EBITDA as (a) GAAP net income (loss) plus (b) adjustments to add back the impacts of (1) depreciation and amortization, (2) interest expense, (3) income tax expense (benefit) and (4) adjustments for non-cash and non-recurring items which currently include (i) stock compensation expense, (ii) impairments of patents and (iii) losses on extinguishment of debt. The Company defines total margin excluding depreciation and amortization as (a) GAAP total margin less (b) depreciation and amortization.

Adjusted EBITDA and total margin excluding depreciation and amortization are not financial measures of performance under GAAP and, as a result, these measures may not be comparable to similarly titled measures of other companies. Non-GAAP financial measures are subject to material limitations as they are not in accordance with, or a substitute for, measurements prepared in accordance with GAAP. These non-GAAP measures are not meant to be considered in isolation and should be read only in conjunction with our Interim Reports on Form 10-Q and our Annual Reports on Form 10-K as filed with the Securities and Exchange Commission. Management uses adjusted EBITDA, total margin excluding depreciation and amortization, and the supplemental information provided herein as a means of understanding, managing, and evaluating business performance and to help inform operating decision making. The Company relies primarily on our condensed consolidated financial statements to understand, manage, and evaluate our financial performance and use the non-GAAP financial measures only supplementally.

Results of Operations – Three months ended June 30, 2023 compared to the three months ended June 30, 2022

Financial Summary Table:

	Three Months Ended June 30,		Favorable
	2023	2022	(Unfavorable)
		(As Restated)
Total revenues	$81,759	$24,923	$56,836

Costs and expenses
Cost of revenues
Cost of revenues - energy, hosting and other	(55,222)	(16,686)	(38,536)
Cost of revenues - depreciation and amortization	(37,275)	(24,710)	(12,565)
Total cost of revenues	(92,497)	(41,396)	(51,101)
Operating expenses
General and administrative expenses	(20,491)	(10,469)	(10,022)
Impairment of digital assets	(8,363)	(131,581)	123,218
Gains on digital assets and losses on digital assets loan receivable	23,354	(13,999)	37,353
Gain on sale of equipment, net of disposals	—	54,060	(54,060)
Losses on digital assets held within investment fund	—	(79,689)	79,689
Total operating expenses	(5,500)	(181,678)	176,178
Operating loss	(16,238)	(198,151)	181,913
Other non-operating income	148	135	13
Interest expense	(2,840)	(3,748)	908
Loss before income taxes	(18,930)	(201,764)	182,834
Income tax expense	(203)	(10,862)	10,659
Net loss	$(19,133)	$(212,626)	$193,493

Supplemental information:
bitcoin (“BTC”) production during the period, in whole BTC	2,926	707	2,219
Average BTC per day, in whole BTC	32.2	7.8	24.4
General and administrative expenses excluding stock-based compensation	$(16,040)	$(4,293)	$(11,747)
Installed Hash Rate (Exahashes per second) - at end of period (1)	21.8	3.6	18.2
Energized Hash Rate (Exahashes per second) - at end of period (1)	17.7	0.7	17.0
Average operational Hash Rate (Exahashes per second) (2)	12.1	N/A	N/A

Reconciliation to Total margin excluding depreciation and amortization:
Total revenues	$81,759	$24,923	$56,836
Total cost of revenues	(92,497)	(41,396)	(51,101)
Total margin (total revenues less total cost of revenues)	(10,738)	(16,473)	5,735
Exclude: Depreciation and amortization	(37,275)	(24,710)	(12,565)
Total margin excluding depreciation and amortization	$26,537	$8,237	$18,300

Reconciliation to Adjusted EBITDA:
Net loss	$(19,133)	$(212,626)	$193,493
Exclude: Interest expense	2,840	3,748	(908)
Exclude: Income tax expense	203	10,862	(10,659)
EBIT	(16,090)	(198,016)	181,926
Exclude: Depreciation and amortization	37,275	24,710	12,565
EBITDA	21,185	(173,306)	194,491
Exclude: Stock compensation expense	4,451	6,176	(1,725)
Adjusted EBITDA	$25,636	$(167,130)	$192,766

(1)	The Company defines Energized Hash Rate as the total hash rate that could be generated if all installed and energized machines were running at 100% of manufacturers specifications. The Company uses this metric only as an indicator of progress in bringing mining rigs on-line. The Company defines Installed Hash Rate as the total hash rate that could be generated if all installed machines were running at 100% of manufacturers specifications. The Company uses this metric only as an indicator of progress in deploying mining rigs at its production sites. The Company believes that these metrics are useful as an indicator of potential bitcoin production. However, these metrics cannot be tied directly to any production level expected to be actually achieved as (a) there may be delays in the energization of Installed Hash Rate (b) the Company cannot predict when installed and energized mining rigs may be offline for any reason, including curtailment or machine failure and (c) the Company cannot predict Global Hash Rate (and therefore the Company’s share of the Global Hash Rate), which has a significant impact on the Company’s ability to generate bitcoin in any given period.

(2)	Defined as the daily Average Operational Hash Rate online during the period. Data not available for prior periods.

Revenues: The Company generated revenues of $81,759 for the three months ended June 30, 2023 as compared with $24,923 in the prior-year period. The $56,836 or approximately 228% increase in revenue was primarily driven by an increase in production year-over-year of $78,224, partially offset by a $21,388 decrease resulting from lower bitcoin prices in the current year period. Average daily bitcoin production was 32.2 bitcoin in the current year period compared with 7.8 in the prior-year period, reflecting the increasing scale of the Company’s operations.

Cost of revenues: Cost of revenues – energy, hosting and other during the three months ended June 30, 2023 totaled $55,222 as compared with $16,686 in the prior-year period. The $38,536 or approximately 231% increase was driven by the impact of increased bitcoin production of $51,229, partially offset by lower production costs of $3,343 and the absence of accelerated costs associated with the exit of the Hardin, Montana facility in the prior-year period of $9,350. Cost of revenues – depreciation and amortization during the three months ended June 30, 2023, totaled $37,275 as compared with $24,710 in the prior-year period. The $12,565 or approximately 51% increase in depreciation was primarily due to an increase in mining rigs in operation related to the increased scale of the business, partially offset by the absence of accelerated depreciation of $15,306 recorded in the prior-year period related to the exit of the Hardin, Montana facility.

Total Margin: Total margin was a loss of $10,738 in the current three months ended June 30, 2023 as compared with a loss of $16,473 in the prior-year period, a decline of $5,735 or approximately 35%. The following table summarizes the factors that impacted the decline in total margin for the three months ended June 30, 2023 compared to the prior-year period:

Revenue:
●	Higher production activity	$78,224
●	Lower bitcoin market prices	(21,388)
Cost of revenue – energy, hosting and other:
●	Lower unit costs	3,343
●	Accelerated cost recognition from Hardin exit	9,350
●	Higher production activity	(51,229)
Cost of revenue – depreciation and amortization:
●	Accelerated cost recognition from Hardin exit	15,306
●	Other, primarily increased mining rigs in operation	(27,871)
		$5,735

General and administrative expenses: General and administrative expenses were $20,491 for the three months ended June 30, 2023 as compared with expenses of $10,469 in the prior-year period, an increase of $10,022 or approximately 96%. Our general and administrative expenses included stock-based (non-cash) compensation expense of $4,451 in the current period and $6,176 in the prior-year period. The decrease in stock-based compensation is primarily related to lower average restricted stock unit grant date fair value, partially offset by additional restricted stock unit issuances associated with increases in headcount. General and administrative expenses excluding stock-based compensation was $16,040 in the current period as compared with $4,293 in the prior-year period. This $11,747 or approximately 274% increase in expense was primarily due to payroll, professional fees, higher property taxes, other third party costs related to the increasing scale of business and contributions in support of the Bitcoin ecosystem. Payroll increased primarily due to performance incentives and headcount, which increased from 17 employees in the prior-year period to over 40 employees in 2023.

Impairment of digital assets: The Company incurred impairments of digital assets during the three months ended June 30, 2023 of $8,363 as compared with impairments of $131,581 in the prior-year period, a decrease of $123,218 or approximately 94%. This decrease in impairment is primarily related to bitcoin prices that have generally been increasing during the current year period compared with prices that were generally decreasing during the prior-year period.

Gains on digital assets and losses on digital assets loan receivable: The Company recognized gains of $23,354 on the sale of approximately 1,854 bitcoin during the three months ended June 30, 2023. There were no such sales in the prior-year period. The Company recognized a loss of $13,999 in the prior-year period as a result of a decline in fair value of digital assets loan receivable that was repaid in June, 2022.

Losses on digital assets held within Investment Fund: The Company exited the fund in June 2022 and as such, there were no such gains or losses in the current year period. Total changes in the fair value of the Company’s investment fund during the three months ended June 30, 2022 resulted in a loss of $79,689.

Other non-operating income: Other non-operating income was $148 during the three months ended June 30, 2023 as compared with $135 in the prior-year period. The $13 or approximately 10% favorable variance was primarily due to increased interest income.

Interest expense: Interest expense decreased $908 or approximately 24% from the prior-year period as a result of lower interest costs primarily as a result of the absence of the line of credit facility during the three months ended June 30, 2023 as compared with the prior-year period. The Company terminated the line of credit facility during the three months ended March 31, 2023.

Income tax expense: The Company recorded income tax expense of $203 for the three months ended June 30, 2023 as compared with an income tax expense of $10,862 in the prior-year period. The favorable tax variance of $10,659 or approximately 98% was primarily due to the establishment of a valuation allowance in the year ended December 31, 2022, as the Company determined it was more likely than not that they would not have sufficient future taxable income to realize the Company’s federal and state deferred tax assets.

Net loss: The Company recorded a net loss of $19,133 for the three months ended June 30, 2023 as compared with a net loss of $212,626 in the prior-year period. This $193,493 or approximately 91% improvement in net loss was primarily driven by the impact of the gain on sale of digital assets and favorable variances related to the impairment of digital assets and losses on digital assets held within the investment fund partially offset by lower total margin.

Adjusted EBITDA: Adjusted EBITDA was $25,636 in the three months ended June 30, 2023 as compared with an adjusted EBITDA loss of $167,130 in the prior-year period. The $192,766 or approximately 115% increase in adjusted EBITDA was primarily driven by positive impacts of gains on digital assets sold of $23,354 and lower impairment of digital assets of $123,218. Adjusted EBITDA also benefited from the absence of several expenses recorded in the prior-year period, including losses on digital assets held within the investment fund of $79,689 and gains on digital assets and losses on digital assets loan receivable of $13,999. These favorable variances were partially offset by lower total margin excluding depreciation and amortization of $18,300 and higher general and administrative expenses excluding stock-based compensation of $11,747.

Results of Operations – Six months ended June 30, 2023 compared to the six months ended June 30, 2022

Financial Summary Table:

	Six Months Ended June 30,		Favorable
	2023	2022	(Unfavorable)
		(As Restated)
Total revenues	$132,891	$76,646	$56,245

Costs and expenses
Cost of revenues
Cost of revenues - energy, hosting and other	(88,599)	(29,208)	(59,391)
Cost of revenues - depreciation and amortization	(55,008)	(38,587)	(16,421)
Total cost of revenues	(143,607)	(67,795)	(75,812)
Operating expenses
General and administrative expenses	(35,836)	(25,983)	(9,853)
Impairment of digital assets	(14,514)	(154,898)	140,384
Impairment of patents	—	(919)	919
Gains on digital assets and losses on digital assets loan receivable	40,969	(14,460)	55,429
Gain on sale of equipment, net of disposals	—	54,060	(54,060)
Losses on digital assets held within investment fund	—	(85,017)	85,017
Total operating expenses	(9,381)	(227,217)	217,836
Operating loss	(20,097)	(218,366)	198,269
Other non-operating income	940	382	558
Loss from extinguishment of debt	(333)	—	(333)
Interest expense	(6,600)	(6,561)	(39)
Loss before income taxes	(26,090)	(224,545)	198,455
Income tax expense	(278)	(5,190)	4,912
Net loss	$(26,368)	$(229,735)	$203,367

Supplemental information:
bitcoin (“BTC”) production during the period, in whole BTC	5,121	1,966	3,155
Average BTC per day, in whole BTC	28.3	10.9	17.4
General and administrative expenses excluding stock-based compensation	$(27,440)	$(10,532)	$(16,908)
Installed Hash Rate (Exahashes per second) - at end of period	21.8	3.6	18.2
Energized Hash Rate (Exahashes per second) - at end of period	17.7	0.7	17.0
Average operational Hash Rate (Exahashes per second)	12.1	N/A	N/A

Reconciliation to Total margin excluding depreciation and amortization:
Total revenues	$132,891	$76,646	$56,245
Total cost of revenues	(143,607)	(67,795)	(75,812)
Total margin (total revenues less total cost of revenues)	(10,716)	8,851	(19,567)
Exclude: Depreciation and amortization	(55,008)	(38,587)	(16,421)
Total margin excluding depreciation and amortization	$44,292	$47,438	$(3,146)

Reconciliation to Adjusted EBITDA:
Net loss	$(26,368)	$(229,735)	$203,367
Exclude: Interest expense	6,600	6,561	39
Exclude: Income tax expense	278	5,190	(4,912)
EBIT	(19,490)	(217,984)	198,494
Exclude: Depreciation and amortization	55,008	38,587	16,421
EBITDA	35,518	(179,397)	214,915
Exclude: Stock compensation expense	8,396	15,451	(7,055)
Exclude: Loss from extinguishment of debt	333	—	333
Exclude: Impairment of patents	—	919	(919)
Adjusted EBITDA	$44,247	$(163,027)	$207,274

Revenues: The Company generated revenues of $132,891 for the six months ended June 30, 2023 as compared with $76,646 in the prior-year period. The $56,245 or approximately 73% increase in revenue was primarily driven by an increase in production year-over-year of $122,961, partially offset by a $66,716 decrease in revenue resulting from lower bitcoin prices in the current year period. Average daily bitcoin production was 28.3 bitcoin in the current year period compared with 10.9 in the prior-year period, reflecting the increasing scale of the Company’s operations.

Cost of revenues: Cost of revenues – energy, hosting and other during the six months ended June 30, 2023 totaled $88,599 as compared with $29,208 in the prior-year period. The $59,391 or approximately 203% increase was driven by the impact of increased bitcoin production of $67,069 and higher production costs of $4,813, partially offset by the absence of accelerated costs associated with the exit of the Hardin, Montana facility in the prior-year period of $12,491. Cost of revenues – depreciation and amortization during the six months ended June 30, 2023, totaled $55,008 as compared with $38,587 in the prior-year period. The $16,421 or approximately 43% increase was primarily due to an increase in mining rigs in operation related to the increased scale of the business, partially offset by the absence of accelerated depreciation of $19,935 recorded in the prior-year period related to the exit of the Hardin, Montana facility.

Total Margin: Total margin was a loss of $10,716 in the current six months ended June 30, 2023 as compared with income of $8,851 in the prior-year period, a decline of $19,567 or approximately 221%. The following table summarizes the factors that impacted the decline in total margin for the six months ended June 30, 2023 as compared to the prior-year period:

Revenue:
●	Higher production activity	$122,961
●	Lower bitcoin market prices	(66,716)
Cost of revenue – energy, hosting and other:
●	Higher unit costs	(4,813)
●	Accelerated cost recognition from Hardin exit	12,491
●	Higher production activity	(67,069)
Cost of revenue – depreciation and amortization:
●	Accelerated cost recognition from Hardin exit	19,935
●	Other, primarily increased mining rigs in operation	(36,356)
		$(19,567)

General and administrative expenses: General and administrative expenses were $35,836 for the six months ended June 30, 2023 as compared with expenses of $25,983 in the prior-year period, an increase of $9,853 or approximately 38%. Our general and administrative expenses included stock-based (non-cash) compensation expense of $8,396 in the current period and $15,451 in the prior-year period. The decrease in stock-based compensation is primarily related to generally lower value of the Company’s stock when compared to the prior-year, partially offset by additional restricted stock unit issuances associated with increases in headcount. General and administrative expenses excluding stock-based compensation was $27,440 in the current period as compared with $10,532 in the prior-year period. This $16,908 or approximately 161% increase in expense was primarily due to payroll, professional fees, higher property taxes, and other third party costs related to the increasing scale of business. Payroll increased primarily due to performance incentives and headcount, which increased from 17 employees in the prior-year period to over 40 employees in 2023.

Impairment of digital assets: The Company incurred impairments of digital assets during the six months ended June 30, 2023 of $14,514 as compared with $154,898 in the prior-year period. This $140,384 or approximately 91% decrease in impairment is primarily related to bitcoin prices that have generally been increasing during the current year period compared with prices that were generally decreasing during the prior-year period.

Impairment of patents: The Company recorded an impairment of $919 in the prior-year period related to certain patents no longer utilized in its business operations.

Gains on digital assets and losses on digital assets loan receivable: The Company recognized gains of $40,969 on the sale of approximately 4,754 bitcoin during the six months ended June 30, 2023. There were no such sales in the prior-year period. The Company recognized a loss of $14,460 in the prior-year period as a result of the decline in fair value of digital asset loan receivable that was repaid in June, 2022.

Losses on digital assets held within Investment Fund: The Company exited the investment fund in June 2022 and as such, there were no such gains or losses in the current year period. Total changes in the fair value of the Company’s investment fund during the six months ended June 30, 2023 resulted in a loss of $85,017.

Other non-operating income: Other non-operating income was $940 during the six months ended June 30, 2023 as compared with $382 in the prior-year period. The $558 or approximately 146% favorable variance was primarily due to increased interest income.

Loss on extinguishment of debt: On March 8, 2023 the Company paid $50,000 to Silvergate Bank and terminated its term loan facility. On that same date, the Company and Silvergate Bank also agreed to terminate the Company’s RLOC. Although there were no prepayment penalties associated with these actions, the Company incurred a loss on extinguishment of debt of $333 related to the write-off of the unamortized balance of debt issuance costs associated with the facilities.

Interest expense: Interest expense remained relatively flat for the six months ended June 30, 2023 as compared with the prior year period.

Income tax expense: The Company recorded income tax expense of $278 for the six months ended June 30, 2023 as compared with $5,190 in the prior-year period. The favorable tax variance of $4,912 or approximately 95% was primarily due to the establishment of a valuation allowance in the year ended December 31, 2022, as the Company determined it was more likely than not that they would not have sufficient future taxable income to realize the Company’s federal and state deferred tax assets.

Net loss: The Company recorded a net loss of $26,368 for the six months ended June 30, 2023 as compared with net loss of $229,735 in the prior-year period. This $203,367 or approximately 89% favorable variance in net loss was primarily driven by the impact of the gain on sale of digital assets and favorable variances related to the impairment of digital assets and losses on digital assets held within the investment fund and gain on digital assets and losses on digital assets loan receivable, partially offset by lower total margin.

Adjusted EBITDA: Adjusted EBITDA was $44,247 in the six months ended June 30, 2023 as compared with an adjusted EBITDA loss of $163,027 in the prior-year period. The $207,274 increase in adjusted EBITDA was primarily driven by positive impacts of gains on digital assets sold of $40,969 and lower impairment of digital assets of $140,384. Adjusted EBITDA also benefited from the absence of several expenses recorded in the prior-year period, including losses on digital assets held within the investment fund of $85,017, gain on the sale of equipment, net of disposals of $54,060 and gains on digital assets and losses on digital assets loan receivable of $13,999. These favorable variances were partially offset by the absence of gain on sale of equipment, net of disposals and $16,908 higher general and administrative expenses excluding stock-based compensation during the six months ended June 30, 2023 as compared with the prior year period.

Financial Condition and Liquidity

The following table presents a summary of our cash flow activity for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(142,868)	$(40,873)
Net cash used in investing activities	(33,951)	(334,520)
Net cash provided by financing activities	192,275	195,998
Net increase (decrease) in cash, cash equivalents and restricted cash	15,456	(179,395)
Cash, cash equivalents and restricted cash — beginning of period	112,505	268,556
Cash, cash equivalents and restricted cash — end of period	$127,961	$89,161

Cash flows: Cash and cash equivalents totaled $127,961 at June 30, 2023, an increase of $15,456 from December 31, 2022. Restricted cash was $14,286 at June 30, 2023, representing the net proceeds held in escrow related to the issuance of Series A Preferred Stock during June 2023. The Company replaced cash-collateralized letters of credit with cash deposits which released restrictions on $8,800 of restricted cash during the quarter ended March 31, 2023, as a result of the closure of Signature Bank.

Cash flows from operating activities resulted in a use of funds of $142,868, as cash provided from operating activities before changes in operating assets and liabilities of $14,265 was more than offset by a use of cash of $43,205 from changes in operating assets and liabilities. Changes in cash flow from operating assets and liabilities were driven by a use of funds associated with changes in digital assets ($132,557 due to the non-cash adjustment for bitcoin mining revenues), deposits ($19,325 resulting from increased deposits associated with hosting agreements) and deposits made as replacements for letters of credit ($5,486). Prepaid expenses also increased, resulting in a use of cash of $6,963 as the Company prepaid certain expenses due in early April as a means of ensuring a smooth transition from Signature Bank in March 2023.

Cash flows from investing activities resulted in a use of funds of $33,951, primarily resulting from investments made as part of the establishment of the ADGM Entity (a $62,918 use of funds), advances to vendors of $61,834, and capital expenditures of $23,316, partially offset by proceeds from the sale of bitcoin of $113,928.

Cash flows from financing activities resulted in a source of cash of $192,275, primarily from proceeds from the issuance of common stock under the Company’s At-The-Market facility of $228,833 partially offset by the repayment of the Company’s term loan facility of $50,000. There were no borrowings outstanding under the Company’s revolving credit facility during the six months ended June 30, 2023. On March 8, 2023, the Company terminated both its term loan and its RLOC facilities with Silvergate Bank.

Bitcoin holdings as of June 30, 2023: At June 30, 2023, the Company held approximately 12,538 bitcoin on its balance sheet with a carrying value of $234,412. The fair value of a single bitcoin was approximately $30,467. As a result, the fair market value of our bitcoin holdings at June 30, 2023 was approximately $381,992. The Company expects that its future bitcoin holdings will generally increase but will fluctuate from time-to-time, both in number of bitcoin held and fair value in US dollars, depending upon operating and market conditions. The Company intends to add to its bitcoin holdings primarily through its production activities and will also continue to sell bitcoin as a means of generating cash to fund monthly operating costs and for general corporate purposes. The Company does not intend to make any significant purchases of bitcoin on the open market as means of increasing its bitcoin holdings, although it may buy and sell bitcoin from time-to-time (separately from what is outlined above) for treasury management purposes.

Liquidity outlook: Cash and cash equivalents totaled $127,961 and bitcoin was $381,992 at June 30, 2023. The combined value of cash and cash equivalents and bitcoin was $509,953. The Company expects to have sufficient liquidity, including cash on hand, cash received from sales of our bitcoin holdings, and access to public capital markets, to support ongoing operations. The Company will continue to seek to fund its business activities, and especially its growth opportunities, through the public capital markets, primarily through periodic equity issuances using its At-The-Market facility.

The risks to our liquidity outlook would include events that materially diminish our access to capital markets and/or the value of our bitcoin holdings and production capabilities, including:

●	Failure to effectively execute our growth strategies.

●	Challenges in the bitcoin mining space and/or additional contagion events (like the FTX collapse) that would damage the credibility of, and therefore investor confidence in, companies engaged in the digital assets space.

●	Declines in bitcoin prices and/or production, which would impact both the value of its bitcoin holdings and its ongoing profitability.

●	Significant increases in electricity costs if these cost increases were not accompanied by increases in the price of bitcoin, as this would also reduce profitability.

●	Deteriorating macroeconomic conditions (for example a recession in 2023 that is deeper or longer than current expectations).

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

Market Price Risk of Bitcoin. The Company holds a significant amount of bitcoin; therefore, it is exposed to the impact of market price changes in bitcoin on its bitcoin holdings. This exposure would generally manifest itself in the following areas:

●	The Company accounts for its bitcoin holdings as indefinite lived intangible assets and records impairment charges whenever the carrying value of bitcoin holdings on the balance sheet exceeds their fair market value. Subsequent recovery of bitcoin prices would not impact the carrying value of bitcoin on the balance sheet, as recovery of previously recorded impairment charges are not allowed under U.S. GAAP.

●	Declines in the fair market value of bitcoin also impact the cash value that would be realized if the Company were to sell its bitcoin for cash, therefore having a negative impact on our liquidity.

At June 30, 2023, the Company held approximately 12,538 bitcoin and the fair value of a single bitcoin was approximately $30,467, meaning that the fair value of our bitcoin holdings on that date was approximately $381,992.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Interim Report to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, our management concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2023 due to the following material weaknesses.

Material Weaknesses in Internal Control and Plan for Remediation

Based on its evaluation, management identified material weaknesses in internal control over financial reporting. These material weaknesses included:

●	a material weakness related to the application and interpretation of generally accepted accounting principles (“GAAP”) that resulted in errors in four specific accounting areas, including consolidation, impairment of digital assets, disposal of property and equipment and principal versus agent considerations in revenue recognition, and accounting for and reporting of digital assets.
●	a material weakness related to the design and implementation of user access controls to ensure appropriate segregation of duties, or program change management controls for certain financially relevant systems impacting the Company’s processes around revenue recognition and digital assets to ensure that IT program and data changes affecting the Company’s (i) financial IT applications, (ii) digital currency mining equipment, and (iii) underlying accounting records, are identified, tested, authorized and implemented appropriately to validate that data produced by its relevant IT system(s) were complete and accurate. Automated process-level controls and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency.
●	a material weakness related to the ineffective design of a key manual control to detect material misstatements in revenue.

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

Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the the six months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting other than the ongoing remediation efforts undertaken by management.

We have engaged accounting consultants to aid us in remediating the issues identified in our Form 10-K for 2022 to ensure consistent and appropriate financial reporting in those areas identified.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Compute North Bankruptcy

On September 22, 2022, Compute North Holdings, Inc. (currently d/b/a Mining Project Wind Down Holdings, Inc.) and certain of its affiliates (collectively, “Compute North”) filed for chapter 11 bankruptcy protection. Compute North provided operating services to the Company and hosted its mining rigs at multiple facilities. The Company delivered miners to Compute North, which then installed the mining rigs at those facilities, operated and maintained the mining rigs, and provided energy to keep the miners operating. During the course of the chapter 11 cases, Compute North sold substantially all of their assets in a series of 363 sale transactions, including Compute North’s ownership interests in non-debtor entities that own or partially-own facilities that house the Company’s miners.

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

On February 9, 2023, the Bankruptcy Court approved a settlement stipulation between the Company and Compute North, pursuant to which the proofs of claim filed by the Company and certain of its affiliates were resolved, and the Company received a single allowed unsecured claim against Compute North LLC in the amount of $40,000 and its Preferred Equity Interests in Compute North Holdings, Inc. in the amount of 39,597 shares of Series C Preferred Stock was confirmed. In exchange, the Company agreed to vote in favor of Compute North’s chapter 11 plan.

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

Putative Class Action Complaint

On March 30, 2023, a putative class action complaint was filed in the United States District Court for the District of Nevada, against the Company and present and former senior management, alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) arising out of the Company’s announcement of accounting restatements on February 28, 2023. The defendants’ time to respond has been extended until after the appointment of a lead plaintiff. To date, no lead plaintiff has been appointed.

Derivative Complaints

On June 22, 2023, a shareholder derivative complaint was filed in the Circuit Court of the 17th Judicial Circuit for Broward County, Florida, against current members of the Company’s board of directors and senior management, alleging claims for breach of fiduciary duty and unjust enrichment based on allegations substantially similar to the allegations in the March 30, 2023 putative class action complaint.

On July 8, 2023, a second shareholder derivative complaint was filed in the United States District Court for the District of Nevada, against current and former members of the Company’s board of directors and senior management, alleging claims under Sections 14(a), 10(b), and 21D of the Exchange Act, and for breach of fiduciary duty, unjust enrichment, and waste of corporate assets, based on allegations substantially similar to the allegations in the March 30, 2023 putative class action complaint.

On July 12, 2023, a third shareholder derivative complaint was filed in the United States District Court for the District of Nevada, against current and former members of the Company’s board of directors and senior management, alleging claims under Section 14(a) of the Exchange Act and for breach of fiduciary duty, based on allegations substantially similar to the allegations in the March 30, 2023 putative class action complaint.

On July 13, 2023, a fourth shareholder derivative complaint was filed in the Circuit Court of the 17th Judicial Circuit for Broward County, Florida, against current members of the Company’s board of directors and senior management, alleging claims for breach of fiduciary duty, unjust enrichment, and waste of corporate assets, based on allegations substantially similar to the allegations in the March 30, 2023 putative class action complaint.

Information Subpoenas

On October 6, 2020, the Company entered into a series of agreements with multiple parties to design and build a data center for up to 100-megawatts in Hardin, Montana. In conjunction therewith, the Company filed a Current Report on Form 8-K on October 13, 2020. The 8-K discloses that, pursuant to a Data Facility Services Agreement, the Company issued 6,000,000 shares of restricted Common Stock, in transactions exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. During the quarter ended September 30, 2021, the Company and certain of its executives received a subpoena to produce documents and communications concerning the Hardin, Montana data center facility described in the Company’s Form 8-K dated October 13, 2020. The Company received an additional subpoena from the SEC on April 10, 2023, relating to, among other things, transactions with related parties. The Company understands that the SEC may be investigating whether or not there may have been any violations of the federal securities law. The Company is cooperating with the SEC.

Ho v. Marathon

On January 14, 2021, Plaintiff Michael Ho (“Plaintiff” or “Ho”) filed a Civil Complaint for Damages and Restitution (“Complaint”) against the Company. The Complaint alleges six causes of action against the Company, (1) Breach of Written Contract; (2) Breach of Implied Contract; (3) Quasi-Contract; (4) Services Rendered; (5) Intentional Interference with Prospective Economic Relations; and (6) Negligent Interference with Prospective Economic Relations. The claims arise from the same set of facts. Ho alleges that the Company profited from commercially-sensitive information he shared with the Company and then it refused to compensate him for his role in securing the acquisition of a supplier of energy for the Company. On February 22, 2021, the Company responded to Mr. Ho’s Complaint with a general denial and the assertion of applicable affirmative defenses. Then, on February 25, 2021, the Company removed the action to the United States District Court in the Central District of California, where the action remains pending. The Company filed a motion for summary judgment/adjudication of all causes of action. On February 11, 2022, the Court granted the motion and dismissed Ho’s 2nd, 5th and 6th causes of action. Discovery is substantially closed. The Court held a pre-trial conference on February 24, 2022, where it vacated the March 3, 2022 trial date and ordered the parties to meet and confer on a new trial date. The Court discussed the various theories of damages maintained by the parties. In its ruling on the summary judgment motion and at the pre-trial conference on February 24, 2022, the Court noted that a jury is more likely to accept $150 as an appropriate damages amount if liability is found, as opposed to the various theories espoused by Ho that result in multi-million-dollar recoveries. Due to outstanding issues of fact and law, it is impossible to predict the outcome at this time; however, after consulting legal counsel, the Company is confident that it will prevail in this litigation, since it did not have a contract with Mr. Ho and he did not disclose any commercially-sensitive information under any mutual nondisclosure agreement that was used to structure any joint venture with energy providers. The trial has been rescheduled for January 29, 2024, and is scheduled for four days, including jury selection.

Item 1A. Risk Factors.

There are no updates or changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022 except as set forth below.

Further significant disruptions in the crypto asset markets, such as those experienced in the second half of 2022, may cause further material impairment of the value and use of our mining rigs.

During the fourth quarter of 2022, the per coin price of bitcoin reached a low of approximately $15,500 from a high of almost $21,500 earlier in the quarter. This decrease in the price of bitcoin, combined with the general market sentiment caused in large part by the FTX collapse and various bitcoin company related bankruptcies and restructurings, led to a material decline in the fair value of the Company’s mining rigs and deposits for future mining rig purchases. As a result, the Company recorded an impairment charge of $332,933 on these assets during that period, although operations were unaffected and continued throughout the period in question. Furthermore, future decreases in the value of bitcoin could cause the Company to record additional impairments in the value of these and future mining rig assets.

In addition, if bitcoin prices dropped to levels below that experienced in 2022 and held at those levels for a significant period of time, it could impact the Company’s profitability to the point that the Company would have to consider whether there would be less diminution of value if the Company were to leave certain of its mining rigs to idle until the price of bitcoin recovered.

Theoretically, there is a minimum bitcoin price that is so low that Marathon would want to turn off its mining rigs. However, this is a complex projection involving multiple ever-changing, dynamic variables. Marathon has multiple mining sites and hosting partners, all with different hosting prices, electricity prices, and contract structures. These costs, some fixed and some variable, would need to be compared to the current revenue being produced by the mining rigs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None. Furthermore, neither the Company nor any of its directors or Section 16 officers has adopted, modified or termination, any trading plans or arrangements that are intended to satisfy the affirmative defense conditions of Rule 10b5-1 or plans that are “non-Rule 10b5-1 plans,” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits.

18.1	Preferability Letter from Independent Registered Public Accounting Firm Regarding Change in Accounting Principle
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.ins	Inline XBRL Instance Document**
101.sch	Inline XBRL Taxonomy Schema Document**
101.cal	Inline XBRL Taxonomy Calculation Document**
101.def	Inline XBRL Taxonomy Linkbase Document**
101.lab	Inline XBRL Taxonomy Label Linkbase Document**
101.pre	Inline XBRL Taxonomy Presentation Linkbase Document**

104	Inline XBRL
*	Furnished herewith
**	Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2023

MARATHON DIGITAL HOLDINGS, INC.

By:	/s/ Fred Thiel
Name:	Fred Thiel
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Salman Khan
Name:	Salman Khan
Title:	Chief Financial Officer
(Principal Financial Officer)

