Form 10-Q
period 2023-09-30
MARATHON DIGITAL HOLDINGS, INC.
filed 2023-11-08
CIK 1507605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _______to______

001-36555

(Commission File Number)

MARATHON DIGITAL HOLDINGS, INC.

(Exact name of registrant as specified in charter)

Nevada	01-0949984
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

101 NE Third Avenue, Suite 1200, Fort Lauderdale, FL	33301
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 800-804-1690

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	MARA	The Nasdaq Capital Market

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 222,625,063 shares of common stock are issued and outstanding as of November 6, 2023.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, “Marathon”, “we”, “us”, “our”, “Company” and similar terms refer to Marathon Digital Holdings, Inc., a Nevada corporation, and its subsidiaries.

Item 1. Financial Statements

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$101,210	$103,705
Restricted cash	—	8,800
Digital assets	286,801	121,842
Other receivable	1,193	18
Deposits	7,104	2,350
Prepaid expenses and other current assets	36,338	40,833
Total current assets	432,646	277,548

Property and equipment, net	741,659	273,026
Advances to vendors	23,964	488,299
Investments	103,038	37,000
Long-term deposits	57,820	40,903
Long-term prepaids	24,152	8,317
Right-of-use assets	501	1,276
Digital assets, restricted	—	68,875
Total long-term assets	951,134	917,696
TOTAL ASSETS	$1,383,780	$1,195,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,219	$1,312
Accrued expenses	21,702	22,295
Legal reserve payable	—	1,171
Operating lease liabilities	150	326
Accrued interest	1,102	1,011
Total current liabilities	38,173	26,115
Long-term liabilities:
Notes payable	325,266	732,289
Term loan	—	49,882
Operating lease liabilities	388	1,017
Total long-term liabilities	325,654	783,188
Stockholders’ Equity:
Preferred stock, 0.0001 par value, 50,000,000 shares authorized and no shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Common stock, 0.0001 par value, 500,000,000 shares authorized; 210,184,718 and 145,565,916 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	21	15
Additional paid-in capital	1,822,504	1,226,267
Accumulated deficit	(802,572)	(840,341)
Total stockholders’ equity	1,019,953	385,941
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,383,780	$1,195,244

The accompanying notes are an integral part to these unaudited condensed consolidated financial statements.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
		(As Restated)		(As Restated)
Total revenues	$97,849	$12,690	$230,740	$89,336

Costs and expenses
Cost of revenues
Cost of revenues - energy, hosting and other	(59,628)	(13,773)	(148,227)	(42,981)
Cost of revenues - depreciation and amortization	(53,548)	(26,295)	(108,556)	(64,882)
Total cost of revenues	(113,176)	(40,068)	(256,783)	(107,863)
Operating expenses
General and administrative expenses	(20,141)	(12,144)	(55,977)	(38,127)
Impairment of digital assets	(11,885)	(1,375)	(26,399)	(156,500)
Gains on digital assets and gains (losses) on digital assets loan receivable	31,720	—	72,689	(14,460)
Losses on digital assets held within investment fund	—	—	—	(85,017)
Gain on sale of equipment, net of disposals	—	29,819	—	83,879
Legal reserves	—	(24,960)	—	(24,960)
Impairment of deposits due to vendor bankruptcy filing	—	(7,987)	—	(7,987)
Impairment of patents	—	—	—	(919)
Total operating expenses	(306)	(16,647)	(9,687)	(244,091)
Operating loss	(15,633)	(44,025)	(35,730)	(262,618)
Net gain from extinguishment of debt	82,600	—	82,267	—
Equity in net earnings of unconsolidated affiliate	(647)	—	(647)	—
Impairment of loan and investment due to vendor bankruptcy filing	—	(31,013)	—	(31,013)
Interest expense	(2,536)	(3,752)	(9,136)	(10,314)
Other non-operating income	426	238	1,366	620
Income (loss) before income taxes	64,210	(78,552)	38,120	(303,325)
Income tax benefit (expense)	(73)	6,090	(351)	901
Net income (loss)	64,137	(72,462)	37,769	(302,424)
Series A Preferred Stock accretion to redemption value	—	—	(2,121)	—
Net income (loss) attributable to common stockholders	$64,137	$(72,462)	$35,648	$(302,424)

Net income (loss) attributable to common stockholders per common stock - basic	$0.36	$(0.62)	$0.21	$(2.76)
Weighted average common stock outstanding - basic	179,602,722	116,533,816	169,162,821	109,492,865

Net income (loss) attributable to common stockholders per common stock - diluted	$0.35	$(0.62)	$0.21	$(2.76)
Weighted average common stock outstanding - diluted	189,506,521	116,533,816	169,162,821	109,492,865

The accompanying notes are an integral part to these unaudited condensed consolidated financial statements.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

(unaudited)

For the Three Months Ended September 30, 2023

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Number	Amount	Capital	Deficit	Equity
Balance as of June 30, 2023	174,209,038	$17	$1,461,188	$(866,709)	$594,496
Stock-based compensation, net of tax withholding	70,963	—	5,598	—	5,598
Issuance of common stock, net of offering costs/At-the-market offering	4,182,300	1	36,950	—	36,951
Exchange of convertible notes for common stock	31,722,417	3	318,768	—	318,771
Net income	—	—	—	64,137	64,137
Balance as of September 30, 2023	210,184,718	$21	$1,822,504	$(802,572)	$1,019,953

For the Nine Months Ended September 30, 2023

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Number	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	145,565,916	$15	$1,226,267	$(840,341)	$385,941
Stock-based compensation, net of tax withholding	590,831	—	13,807	—	13,807
Issuance of common stock, net of offering costs/At-the-market offering	32,305,554	3	265,783	—	265,786
Series A Preferred Stock accretion to redemption value	—	—	(2,121)	—	(2,121)
Exchange of convertible notes for common stock	31,722,417	3	318,768	—	318,771
Net Income	—	—	—	37,769	37,769
Balance as of September 30, 2023	210,184,718	$21	$1,822,504	$(802,572)	$1,019,953

For the Three Months Ended September 30, 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Number	Amount	Capital	Deficit	Equity
Balance as of June 30, 2022 (As Restated)	113,865,235	$11	$1,016,722	$(376,281)	$640,452
Stock-based compensation, net of tax withholding	41,650	—	3,417	—	3,417
Issuance of common stock, net of offering costs/At-the-market offering	2,903,520	1	37,659	—	37,660
Net loss	—	—	—	(72,462)	(72,462)
Balance as of September 30, 2022 (As Restated)	116,810,405	$12	$1,057,798	$(448,743)	$609,067

For the Nine Months Ended September 30, 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Number	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021 (As Restated)	102,733,273	$10	$835,694	$(146,319)	$689,385
Stock-based compensation, net of tax withholding	417,380	—	18,824	—	18,824
Issuance of common stock, net of offering costs/At-the-market offering	13,459,752	2	198,700	—	198,702
Common stock issued for long term service contract	200,000	—	4,580	—	4,580
Net loss	—	—	—	(302,424)	(302,424)
Balance as of September 30, 2022 (As restated)	116,810,405	$12	$1,057,798	$(448,743)	$609,067

The accompanying notes are an integral part to these unaudited condensed consolidated financial statements.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2023	2022
		(As Restated)
OPERATING ACTIVITIES
Net income (loss)	$37,769	$(302,424)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	108,556	64,882
Amortization of prepaid service contract	—	22,781
Deferred tax expense	351	(908)
Losses on digital assets held within investment fund	—	85,017
(Gains) on digital assets and (gains) losses on digital assets loan receivables	(72,689)	14,460
Impairment of digital assets	26,399	156,500
Gain on sale of equipment, net of disposals	—	(83,879)
Stock-based compensation	13,907	18,876
Amortization of debt issuance costs	2,780	2,956
Equity in net earnings of unconsolidated affiliate	647	—
Impairment of patents	—	919
Impairment of assets related to vendor bankruptcy filing	—	39,000
Gain on extinguishment of debt, net	(82,267)	—
Other adjustments from operations, net	609	1,406
Changes in operating assets and liabilities:
Revenues from digital asset production	(230,740)	(89,330)
Deposits	(21,671)	(13,629)
Prepaid expenses and other assets	(11,588)	(31,434)
Accounts payable and accrued expenses	3,359	7,888
Legal reserve payable	—	21,200
Accrued interest	91	1,976
Net cash used in operating activities	(224,487)	(83,743)
INVESTING ACTIVITIES
Advances to vendors	(87,315)	(482,098)
Purchase of property and equipment	(25,813)	(19,829)
Sale of property and equipment	—	177,371
Proceeds from sale of digital assets	179,509	—
Investments in joint venture	(66,754)	—
Purchase of equity investments	—	(44,000)
Sale of digital currencies in investment fund	—	483
Deconsolidation of fund	—	(500)
Net cash used in investing activities	(373)	(368,573)
FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	265,786	198,701
Proceeds from issuance of preferred stock, net of issuance costs	13,629	—
Redemption of preferred stock	(15,750)	—
Net change in revolving credit agreement borrowings	—	—
Proceeds from term loan borrowings, net of issuance costs	—	49,250
Repayment of term loan borrowings	(50,000)
Value of shares withheld for taxes	(100)	(52)
Net cash provided by financing activities	213,565	247,899
Net decrease in cash, cash equivalents and restricted cash	(11,295)	(204,417)
Cash, cash equivalents and restricted cash — beginning of period	112,505	268,556
Cash, cash equivalents and restricted cash — end of period	$101,210	$64,139

The accompanying notes are an integral part to these unaudited condensed consolidated financial statements.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share and per bitcoin amounts)

(unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Marathon Digital Holdings, Inc. and subsidiaries (the “Company” or “Marathon”) is a digital asset technology company that produces or “mines” digital assets with a focus on the blockchain ecosystem and the generation of digital assets. The Company incorporated in the State of Nevada on February 23, 2010 under the name Verve Ventures, Inc. In October 2012, the Company commenced its IP licensing operations, at which time the Company’s name was changed to Marathon Patent Group, Inc. The Company purchased digital asset mining machines and established a data center in Canada to mine digital assets in 2017. The Company ceased operations in Canada in 2020 and consolidated all operations in the U.S. at the time. The Company has since expanded bitcoin mining activities across the U.S. and internationally. The Company changed its name to Marathon Digital Holdings, Inc. on March 1, 2021. As of September 30, 2023, the Company is focused on the mining of bitcoin and ancillary opportunities within the Bitcoin ecosystem.

Ancillary businesses are those that relate to the Bitcoin ecosystem but are not directly related to the self-mining of bitcoin. The ancillary businesses that relate directly to mining may include, but will not be limited to, management of bitcoin mining facilities for third party owners, advisory and consulting services to third parties seeking to set up and operate bitcoin mining facilities and joint ventures for bitcoin mining projects in domestic and international jurisdictions such as the Company’s project in Abu Dhabi, United Arab Emirates. The Company also seeks to be involved in Bitcoin related projects including, but not limited to, development of technologies in immersion, hardware, firmware, mining pools and side chains that use the blockchain cryptography. The Company may also become involved in electricity generation from renewable energy resources or methane gas capture to power bitcoin mining projects.

The term “Bitcoin” with a capital “B” is used to denote the Bitcoin protocol which implements a highly available, public, permanent, and decentralized ledger. The term “bitcoin” with a lower case “b” is used to denote the token, bitcoin.

NOTE 2 – VOLUNTARY CHANGE IN ACCOUNTING PRINCIPLE

During the quarter ended March 31, 2023 and effective January 1, 2023, the Company enacted a voluntary change in accounting principle from last-in-first-out (“LIFO”) to first-in-first-out (“FIFO”) in order to more accurately reflect the disposition of its digital assets. The change from LIFO to FIFO impacted the carrying value of digital asset loans made in August 2021 and December 2021, which was terminated at the point of repayment in kind for both loans in June 2022. The change in accounting principle resulted in a decrease in the carrying value of digital assets loaned and increased the gain on loaned digital assets for the year ended December 31, 2021. The change in accounting principle resulted in additional impairment of digital assets during the quarters ended March 31 and June 30, 2023. In accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the change has been reflected in the consolidated statements of operations through retrospective application to the quarter ended March 31, 2022.

The impacts of the voluntary change in accounting principle from LIFO to FIFO are as follows:

As of
December 31, 2021 (Restated)
Condensed Consolidated Balance Sheet Impact
Accumulated deficit	7,284

	Three months ended (unaudited)
	March 31, 2022 (Restated)	June 30, 2022 (Restated)	September 30, 2022 (Restated)
Consolidated Statements of Comprehensive Income (Loss) Impact
Impairment of digital assets	$(5,660)	$(4,017)	$—
Income tax benefit (expense)	1,412	(380)	232
Net income (loss) impact	$(4,248)	$(4,397)	$232
Net income (loss) per share, basic and diluted impact	$(0.04)	$(0.04)	$—

	Six months ended (unaudited)	Nine months ended (unaudited)	Year ended
	June 30, 2022 (Restated)	September 30, 2022 (Restated)	December 31, 2022 (Restated)
Consolidated Statements of Comprehensive Income (Loss) Impact
Impairment of digital assets	$(9,677)	$(9,677)	$(9,677)
Income tax benefit (expense)	1,032	1,264	2,393
Net income (loss) impact	$(8,645)	$(8,413)	$(7,284)
Net income (loss) per share, basic and diluted impact	$(0.08)	$(0.08)	$(0.06)

	As of (unaudited)
	March 31, 2022	June 30, 2022	September 30, 2022 (Restated)
Condensed Consolidated Balance Sheet Impact
Digital assets	$4,017	$—	$—
Deferred tax liabilities	981	1,361	1,129
Accumulated deficit	3,036	(1,361)	(1,129)

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalent balances at financial institutions that are insured by the FDIC. During March 2023, the Company began to participate, to the extent practicable, in insured cash sweep programs which “sweep” its deposits across multiple FDIC insured accounts, each with deposits of no more than $250. As of September 30, 2023, substantially all of the Company’s cash and cash equivalents were FDIC insured.

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

	September 30, 2023	December 31, 2022	September 30, 2022
Cash and cash equivalents	$101,210	$103,705	$55,339
Restricted cash	—	8,800	8,800
Cash, cash equivalents and Restricted cash	$101,210	$112,505	$64,139

Digital Assets and Digital Assets, Restricted

Digital assets are included in current assets in the condensed consolidated balance sheets due to the Company’s ability to sell bitcoin in a highly liquid marketplace and the selling of bitcoin to fund operating expenses to support operations. In addition, digital assets provided as collateral for long-term loans were reported as Digital assets, restricted at December 31, 2022 and classified as long-term assets in the condensed consolidated balance sheets. The proceeds from the sale of digital assets are included within investing activities in the accompanying condensed consolidated statements of cash flows and any gains or losses from such sales are included in operating expenses in the condensed consolidated statements of operations. The Company measures gains or losses on the disposition of digital assets in accordance with the first-in-first-out (“FIFO”) method of accounting.

Digital assets are accounted for as indefinite-lived intangible assets, and are initially measured in accordance with FASB Accounting Standards Codification (“ASC”) Topic 350 – Intangibles-Goodwill and Other. Digital assets are not amortized, but are assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived intangible asset is impaired. Whenever the exchange-traded price of digital assets declines below its carrying value, the Company has determined that an impairment exists and records an impairment equal to the amount by which the carrying value exceeds the fair value. Refer to NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Out-of-Period Adjustment, for a discussion of an adjustment related to impairment of digital assets.

During the first quarter of 2023, the term loan was terminated and the restrictions on digital assets lapsed (refer to NOTE 11 – DEBT, for further discussion).

The following table presents the activities of digital assets and digital assets, restricted for the nine months ended September 30, 2023:

Digital assets and digital assets, restricted at December 31, 2022	$190,717
Additions of digital assets	230,391
Digital assets received as dividends	342
Impairment of digital assets	(26,399)
Proceeds from sale of digital assets	(179,509)
Gain on digital assets	72,689
Payment of advisory fees	(1,430)
Digital assets at September 30, 2023	$286,801

As of September 30, 2023, the Company held approximately 13,716 bitcoin classified on the condensed consolidated balance sheets as “Digital assets”, with a carrying value of $286,801. As of September 30, 2023, the Company had earned 10 bitcoin that were pending distribution from the Company’s equity method investee, the ADGM Entity.

At September 30, 2023, the fair market value of the Company’s bitcoin holdings was approximately $369,797 based on Level 1 inputs. As of December 31, 2022, the Company held approximately 12,232 bitcoin, relating to digital assets and digital assets, restricted, with a carrying value of $190,717 and a fair value of $202,199 based on Level 1 inputs.

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

Embedded Derivatives

The Company evaluates its financing and service arrangements to determine whether certain arrangements contain features that qualify as embedded derivatives requiring bifurcation in accordance with ASC 815 - Derivatives and Hedging. Embedded derivatives that are required to be bifurcated from the host instrument or arrangements are accounted for and valued as separate financial instruments. For derivatives that are assets or liabilities, the derivative instrument is initially recorded at its fair value and is then remeasured at each reporting date with changes in the fair value reported in the statements of operations. The Company classifies derivative assets or liabilities in the condensed consolidated balance sheets as current or non-current based on whether settlement of the instrument could be required within 12 months of the condensed consolidated balance sheet date. The Company had no derivative assets or liabilities as of September 30, 2023 and December 31, 2022.

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

On February 3, 2022, the Company purchased convertible preferred stock of Compute North Holdings, Inc. with a purchase price of approximately $10,000. The acquisition of convertible preferred stock was accounted for as investments in equity securities without readily determinable fair value at cost minus impairment, as adjusted for observable price changes in orderly transactions for identical or similar investment of the same issuer, pursuant to ASC 321. The Company impaired this investment by approximately $10,000 following Compute North’s Chapter 11 Bankruptcy filing during September 2022 (See NOTE 9 – COMPUTE NORTH BANKRUPTCY).

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

On September 27, 2022, the Company purchased additional shares of Auradine preferred stock with a purchase price of $30,000, bringing its total carrying amount of investment in Auradine, Inc. preferred stock to $35,500, with no noted impairments or other adjustments. The preferred stock is accounted for as investments in equity securities without a readily determinable fair value at cost minus impairment, as adjusted for observable price changes in orderly transactions for identical or similar investments from the same issuer, pursuant to ASC 321 (refer to NOTE 14 – RELATED PARTY TRANSACTIONS).

During the third quarter ended September 30, 2023, the Company entered into an agreement with Auradine to secure certain rights to future purchases by the Company from Auradine for which the Company paid $15,000, which is included in Long-term prepaids in the condensed consolidated balance sheets.

As of the nine months ended September 30, 2023 and year ended December 31, 2022, the Company has one remaining SAFE investment with a carrying value of $1,000, with no noted impairments or other adjustments.

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

On January 27, 2023, the Company and Zero Two (formerly known as FS Innovation, LLC) entered into a Shareholders’ Agreement regarding the formation of an Abu Dhabi Global Markets company (the “ADGM Entity”) in which the Company has a 20% ownership interest. The Company accounts for this investment under the equity method. The ADGM Entity started mining operations during the quarter ended September 30, 2023. The Company’s share of net losses was $647 for the three and nine months ended September 30, 2023. As of September 30, 2023, the Company’s investment in the ADGM Entity was $66,038 and is included in Investments in the condensed consolidated balance sheets.

Stock-based Compensation

The Company expenses stock-based compensation to employees and non-employees over the requisite service period based on the grant date fair value of the awards.

Impairment of Long-lived Assets

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Revenues From Contracts with Customers

The Company recognizes revenue under ASC 606 – Revenue from Contracts with Customers. The core principle of the revenue standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Refer to NOTE 4 – REVENUE FROM CONTRACTS WITH CUSTOMERS, for further discussion.

Income Taxes

Effective Tax Rate

The effective tax rate (“ETR”) from continuing operations was 0.11% and 0.92% for the three and nine months ended September 30, 2023, respectively, and 7.75% and 0.30% for the three and nine months ended September 30, 2022, respectively. The difference between the US statutory tax rate of 21% was primarily due to the change in valuation allowance as a result of current year activity.

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

On June 30, 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. ASU 2022-03 clarifies that a contractual sale restriction prohibiting the sale of an equity security is a characteristic of the reporting entity holding the equity security and is not included in the equity security’s unit of account. The new standard is effective for the Company for its fiscal year beginning January 1, 2024, with early adoption permitted. The Company adopted ASU 2022-03 on July 1, 2023, which adoption did not have a material impact on the Company’s condensed consolidated financial statements.

NOTE 4 – REVENUE FROM CONTRACTS WITH CUSTOMERS

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

Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized under the accounting contract will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

The transaction price is allocated to each performance obligation on a relative standalone selling price basis.

The transaction price allocated to each performance obligation is recognized when that performance obligation is satisfied, at a point in time or over time, as appropriate.

Application of the five-step model to the Company’s mining operations

The Company’s ongoing major or central operation is to provide bitcoin transaction verification services to the bitcoin network through a Company-operated mining pool as the operator (“Operator”) (such activity, “mining”) and to provide computing power to perform hash calculations to pool operators alongside collectives of third-party bitcoin miners (such collectives, “mining pools”) as a participant (“Participant”). The Company currently mines in a self-operated pool, which was previously open to third-party pool participants from September 2021 until May 2022.

The following table presents the Company’s revenues disaggregated for those arrangements in which the Company is the Operator and Participant:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues from contracts with customers
Operator - Block rewards	92,779	10,495	197,200	81,818
Operator - Transaction fees	2,378	106	9,787	3,898
Participant	2,677	2,089	23,404	$3,620
Other revenue	15	—	349	$—
Total revenues	$97,849	$12,690	$230,740	$89,336

Operator

As Operator, the Company provides transaction verification services. Transaction verification services are an output of the Company’s ordinary activities; therefore, the Company views the transaction requestor as a customer and accounts for the transaction fees it earns as revenue from a contract with a customer under ASC 606. The bitcoin network is not an entity such that it may not meet the definition of a customer; however, the Company has concluded it is appropriate to apply ASC 606 by analogy to block rewards earned from the network. The Company is currently entitled to the block reward of 6.25 bitcoin from the bitcoin network for each successful block. The Company is also entitled to the transaction fee paid by the transaction requester payable in bitcoin for each successful block. A contract exists under ASC 606 at the point the Company successfully validates a transaction to the distributed ledger. At this point, the performance obligation to validate the requested transaction has been satisfied and a contract is deemed to exist as follows:

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

In accordance with ASC 606-10-32-21, the Company measures the estimated fair value of noncash consideration at contract inception, which is at the time the block reward and transaction fee is earned and the performance obligation to the requester and the network is fulfilled by successfully validating the applicable block of transactions. The Company applies the quoted spot rate for bitcoin determined using the Company’s primary trading platform for bitcoin at the time the block reward and transaction fee is earned to measure revenues.

Expenses associated with providing the bitcoin transaction verification services to the customers, such as hosting fees, electricity costs, and related fees are recorded as cost of revenues. Depreciation on digital asset mining equipment is also recorded as a component of cost of revenues.

Participant

The Company participates in multiple third-party operated mining pools only when the Company-operated mining pool is not available. The payout methodologies differ depending on the type of third-party operated mining pool. Pay-Per-Share (“PPS”) and Full-Pay-Per-Share (“FPPS”) pools pay rewards based on a contractual formula, which primarily calculates the hash rate provided by the Company to the mining pool as a percentage of total network hash rate, and other inputs. For PPS and FPPS pools, the Company is entitled to consideration even if a block is not successfully placed by the mining pool operator. The Company also participates in third-party mining pools that pay rewards only when the pool successfully mines a block. For these pools, the Company only earns a reward when the third-party pool successfully mines a block and its reward is the fractional share of the successfully mined block and transaction fees based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the algorithm.

When the Company is a Participant in a third-party operated mining pool, the Company provides hash rate that is an output of the Company’s ordinary activities in exchange for consideration. The Company considers the third-party mining pool operators to be its customers under Topic 606. These contracts are period-to-period contracts because they are terminable at any time by either party without compensation. A new contract is determined to exist each period (e.g., second, minute, hour) that neither the Company, nor the pool operator, terminates the arrangement. Such implied renewal option is not a material right because the pricing in the renewal periods is the same as the initial contract and there are no upfront or incremental fees in the initial contract or the terms, conditions, and compensation amounts for the renewal options are at the then market rates.

When the Company participates in PPS and FPPS pools, which pay rewards based on a contractual formula, the Company recognizes revenue based on the Company’s daily contributed hash rate and other network-driven inputs, such as the total hash rate contributed by all pool participants. The variable consideration (reward) the Company will be entitled to for its contribution of hash rate can be reasonably estimated based on the contribution of hash rate and other network inputs such as total contributed hash rate. The Company measures revenue earned based on the average daily spot rate of bitcoin determined using the Company’s primary trading platform for bitcoin.

When the Company participates in third-party pools that pay rewards only when the pool successfully mines a block, the Company recognizes its fractional share of the block and transaction fees using the spot rate of bitcoin at the time that the block is successfully mined.

Providing computing power on mining rigs to solve complex cryptographic algorithms in support of blockchain mining (in a process known as “solving a block”) is the primary output of the Company’s ordinary activities. The provision of computing power is the only performance obligation under the Company’s arrangements with third-party mining pool operators. The transaction consideration the Company receives is non-cash (i.e., bitcoin) and variable. For third-party pools that pay rewards only when the pool successfully mines a block, the consideration to which the Company will be entitled to for its efforts remain variable and is not estimable until the pool successfully solves a block, at which point in time the Company can then estimate its fractional share of the bitcoin to which it is entitled to for its contribution to the pool’s successful efforts. For PPS and FPPS pools, which pay rewards based on a contractual formula that does not depend on the pool successfully mining any blocks during the period in which the Company contributes computing power, the Company can reasonably estimate the variable consideration to which it will be entitled to for providing computing power as such power is being provided based on the contributed hash rate and other inputs.

The Company satisfies its performance obligation to provide computing power to the pool operator over time as described in FASB ASC 606-10-25-27(a) as the pool operator simultaneously consumes and receives benefits from the Company’s provision of computing power, which it uses continuously as an input to the pool’s efforts to solve a block.

Expenses associated with providing computing power services to third-party operated mining pools, such as hosting fees, electricity costs, and related fees, are recorded as cost of revenues. Depreciation on digital asset mining equipment is also recorded as a component of cost of revenues.

NOTE 5 – ADVANCES TO VENDORS AND DEPOSITS

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

As of September 30, 2023 and December 31, 2022, such advances totaled approximately $23,964 and $488,299, respectively.

In addition, the Company contracts with other service providers for the hosting of its equipment and operational support in data centers where the Company’s equipment is deployed. These arrangements also call for advance payments to be made to vendors in conjunction with the contractual obligations associated with these services. The Company classifies these payments as “Short-term prepaids” and “Long-term deposits” on the condensed consolidated balance sheets.

NOTE 6 – PROPERTY AND EQUIPMENT

The components of property and equipment as of September 30, 2023 and December 31, 2022 are:

	Useful life (Years)	September 30, 2023	December 31, 2022
Mining rigs	3	$679,196	$116,634
Containers	10	5,611	1,614
Other	7	240	206
Construction in progress	—	181,790	171,194
Total gross property, equipment		866,837	289,648
Less: Accumulated depreciation		(125,178)	(16,622)
Property and equipment, net		$741,659	$273,026

The Company’s depreciation expense related to property and equipment for the three months ended September 30, 2023 and 2022 was $53,548 and $26,295, respectively. The Company’s depreciation expense related to property and equipment for the nine months ended September 30, 2023 and 2022 was $108,556 and $64,882, respectively.

NOTE 7 – FAIR VALUE MEASUREMENT

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

Recurring measurement of fair value

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of December 31, 2022, respectively:

	Recurring fair value measured at September 30, 2023
(in thousands)	Total carrying value at September 30, 2023	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash and cash equivalents (1)	45,988	45,988	—	—

	Recurring fair value measured at December 31, 2022
	Total carrying value at December 31, 2022	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash and cash equivalents (1)	$92,044	$92,044	$—	$—

(1)	Represents money market accounts. Excludes $55,222 and $11,661 of cash and cash equivalents as of September 30, 2023 and December 31, 2022, respectively.

There were no transfers among Levels 1, 2 or 3 during the nine months ended September 30, 2023.

Non-recurring measurement of fair value

The following tables present information about the Company’s assets and liabilities measured at fair value on a non-recurring basis and therefore, not included in the tables above. These assets include (a) digital assets and digital assets, restricted that are initially recorded at cost and subsequently impaired as the fair value falls below its carrying value and (b) mining rigs and advances to vendors that are written down to fair value due to the decrease in the cost of bitcoin mining rigs that was driven by the drop in bitcoin prices during the fourth quarter ended December 31, 2022. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., impairment). The Company’s estimated level within the fair value hierarchy of these assets and liabilities as of September 30, 2023 and December 31, 2022, respectively, are:

	Non-recurring fair value measured at September 30, 2023
	Total carrying value at September 30, 2023	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Digital assets	$286,801	$369,797	$—	$—

	Non-recurring fair value measured at December 31, 2022
	Total carrying value at December 31, 2022	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Digital assets	121,842	—	129,201	—
Property and equipment, net (1)	271,280	—	271,280	—
Advances to vendors	488,299	—	488,299	—
Digital assets, restricted	68,875	—	72,998	—

(1)	Represents mining rigs. Excludes $1,746 of Property and equipment relating to containers, website and leasehold improvements.

During the three months ended March 31, 2023, the fair value of digital assets were transferred from Level 2 to Level 1, as a result of using the quoted price in the active market in accordance with ASC 820. There were no other transfers among Levels 1, 2 or 3 during the nine months ended September 30, 2023. In addition, as of September 30, 2023 and December 31, 2022, the Company had convertible notes outstanding with carrying values of $325,266 and $732,289 and fair values of $237,980 and $166,842, respectively, based on Level 1 quoted prices in active markets. As of September 30, 2023 and December 31, 2022, there were no other assets and liabilities measured at fair value on a non-recurring basis.

NOTE 8 – NET INCOME (LOSS) PER SHARE

Net income per common share is calculated in accordance with ASC Topic 260 – Earnings Per Share. Basic income per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. For the three and nine months ended September 30, 2023, the Company recorded net income and as such, the Company calculated the impact of dilutive common stock equivalents for dilutive earnings per share. For the three and nine months ended September 30, 2022, the Company had net losses and as such, the computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding, as they would be anti-dilutive.

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Warrants to purchase common stock	324,375	324,375	324,375	324,375
Restricted stock units	—	1,113,132	3,753,431	1,113,132
Convertible notes to exchange common stock	—	9,812,955	4,341,422	9,812,955
Total dilutive shares	324,375	11,318,601	6,459,630	11,235,430

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
		(As Restated)		(As Restated)
Basic earnings per common share:
Net income (loss) attributable to common shareholders - basic	$64,137	$(72,462)	$35,648	$(302,424)
Weighted average common shares - basic	179,602,722	116,533,816	169,162,821	109,492,865
Net income (loss) attributable to common stockholders per common stock - basic	$0.36	(0.62)	0.21	(2.76)

Diluted earnings per common share:
Net income (loss) attributable to common shareholders - basic	$64,137	$(72,462)	$35,648	$(302,424)
Add: Notes interest expense, net of tax	2,451	—	—	—
Net income (loss) attributable to common stockholders per common stock - diluted	$66,588	$(72,462)	$35,648	$(302,424)
Weighted average common shares - basic	179,602,722	116,533,816	169,162,821	109,492,865
Restricted stock awards	1,413,329	—	—	—
Convertible Notes	8,475,470	—	—	—
Preferred stock	15,000	—	—	—
Weighted average common shares - diluted	189,506,521	116,533,816	169,162,821	109,492,865
Net income (loss) attributable to common stockholders per common stock - diluted	$0.35	$(0.62)	$0.21	$(2.76)

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

The Company recorded an impairment charge of $39,000 for the nine months ended September 30, 2022 and $55,674 for the year ended December 31, 2022. On February 16, 2023, the Bankruptcy Court approved the Debtors Plan of Reorganization, pursuant to which Marathon’s claim was fixed at $40,000 as an unsecured claim to be paid out according to the timing and percentages within the approved Debtor’s plan. The Company has yet to receive the settlement funds.

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Stock

On July 27, 2023, the Company’s shareholders approved an amendment to the Company’s articles of incorporation that increased the amount of common stock authorized for issuance to 500,000,000 with a par value of $0.0001 per share.

Shelf Registration Statement on Form S-3 and At-The-Market Offering Agreement

On February 11, 2022, the Company entered into an At-The-Market Offering Agreement, or sales agreement, with H.C. Wainwright & Co., LLC relating to shares of the Company’s common stock. In accordance with the terms of the sales agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $750,000 from time to time through Wainwright acting as its sales agent. As of September 30, 2023, the Company has sold 74,447,287 shares of common stock for an aggregate purchase price of $627,272, net of offering costs, pursuant to this At-The-Market Offering Agreement.

In February 2022, the Company commenced an At The Market offering program with H.C. Wainwright & Co., LLC, as sales agent, which allowed it to sell and issue shares of up to approximately $750,000 of its Common Stock from time-to-time. During the first three quarters of 2023, the Company issued 32,305,554 shares of Common Stock under the 2022 At The Market offering program for total proceeds of $265,786, net of commissions and other offering related expenses.

Common Stock Warrants

A summary of the Company’s issued and outstanding stock warrants and changes during the period ended September 30, 2023 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2022	324,375	$25.00	2.5
Issued	—	0.00	0.0
Expired	—	0.00	0.0
Exercised	—	0.00	0.0
Outstanding as of September 30, 2023	324,375	$25.00	2.0

Restricted Stock

A summary of the restricted stock award activity (represented by restricted stock units (“RSUs”)) for the nine months ended September 30, 2023 is as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2022	1,255,648	$22.60
Granted	3,350,763	8.33
Vested	(679,947)	20.02
Forfeited	(173,033)	$9.42
Nonvested at September 30, 2023	3,753,431	$10.93

Series A Preferred Stock

On June 5, 2023, the Company entered into a securities purchase agreement for the purchase of 15,000 shares of Series A redeemable convertible preferred stock. On June 8, 2023, upon closing of the offering, the Company issued 15,000 shares of Series A Preferred Stock for total gross proceeds of $14,286 before deducting the placement agent’s fees and other estimated offering expenses. Each share of Series A Preferred Stock had a purchase price of $952.38, representing an original issue discount of approximately 5% of the $1,000 stated value of each share. Each share of Series A Preferred Stock was convertible into shares of the Company’s common stock at an initial conversion price of $14.52 per share, at the option of the holder, at any time following the Company’s receipt of stockholder approval for an increase in its authorized shares of common stock.

The Series A Preferred Stock was recorded outside of stockholder’s equity as mezzanine equity. At June 30, 2023, the Company increased the carrying value of Series A Preferred Stock to its redemption value and recorded the difference to additional paid-in capital.

During the third quarter ended September 30, 2023, all of the outstanding Series A Preferred Stock were redeemed at 105% of the $1,000 stated value per share for $15,750.

NOTE 11 – DEBT

On November 18, 2021, the Company issued $650,000 principal of its 1.0% Convertible Senior Notes due 2026 (the “Notes”). The Notes were issued pursuant to, and are governed by, an indenture (the “Indenture”), dated as of November 18, 2021, between the Company and U.S. Bank National Association, as trustee (the “Trustee”).

On November 23, 2021, pursuant to terms of the Notes, the initial purchasers of the Notes purchased an additional $97,500 principal of Notes for an aggregate principal amount of Notes purchased of $747,500. All references in this disclosure to “Notes” includes the Notes issued on both November 18, 2021 and November 23, 2021.

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

In September 2023, the Company entered into privately negotiated exchange agreements with certain holders of its Notes. In total, the Company exchanged $416,793 principal amount of Notes for an aggregate 31,722,417 shares of Company common stock. The Company evaluated the exchange of debt to determine if it was an extinguishment or a modification of the debt. Due to the addition of a substantive conversion feature, the Company determined that the exchange was an extinguished of debt. The Company measured the gain on extinguishment of debt based on the carrying value of the Notes, the fair value of the Company’s common stock issued in the exchange and related transaction costs. The Company recorded a gain on the exchange of Notes for the Company’s common stock in the amount of $82,600 to “Net gain from extinguishment of debt” on the Condensed Consolidated Statements of Operations.

As of September 30, 2023 and December 31, 2022, Notes outstanding, net of unamortized discounts of approximately $5,441 and $15,211, respectively, were $325,266 and $732,289, respectively.

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

On February 6, 2023, the Company provided Silvergate Bank with the required 30-day notice stating the Company’s intent to prepay the outstanding balance on its term loan facility as well as the Company’s intent to terminate the term loan facility. The Company and Silvergate subsequently agreed to also terminate the revolving line of credit (“RLOC”) facility. On March 8, 2023, the term loan prepayment was completed, and the Company’s term loan and RLOC facilities with Silvergate Bank were terminated and the Company recorded a loss in the amount of $333 to “Net gain on extinguishment of debt” on the Condensed Consolidated Statements of Operations.

NOTE 12 – LEASES

Leases

The Company leases office space in the United States under operating lease agreements. The Company also entered into an arrangement with Applied Blockchain for the use of energized cryptocurrency mining facilities under which the Company pays for electricity per megawatt based on usage. The Company has determined that it has embedded operating leases at two of the facilities governed by this arrangement that commenced in January and March 2023, and has elected not to separate lease and non-lease components. Payments made for these two operating leases are entirely variable and are based on usage of electricity, and the Company therefore does not record a right-of-use asset or lease liability associated with the leases. Variable lease cost during the nine months ended September 30, 2023 are disclosed in the table below. Office space and mining facilities comprise the Company’s material underlying asset classes under operating lease agreements. The Company has no material finance leases.

As of September 30, 2023, the Company’s right-of-use (“ROU”) assets and total lease liabilities were $501 and $538, respectively. As of December 31, 2022, the Company’s ROU assets and total lease liabilities were $1,276 and $1,343, respectively. The Company has amortized right-of-use assets totaling $57 and $79 for the three months ended September 30, 2023 and 2022, respectively. The Company has amortized right-of-use assets totaling $224 and $178 for the nine months ended September 30, 2023 and 2022, respectively.

Operating lease costs are recorded on a straight-line basis within operating expenses. The Company’s total lease expense is comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Operating leases
Operating lease cost	$65	$114	$250	$214
Operating lease expense	65	114	250	214
Short-term lease rent expense	8	7	28	22
Variable lease cost	26,263	—	46,201	—
Total rent expense	$26,336	$121	$46,479	$236

Additional information regarding the Company’s leasing activities as a lessee is as follows:

	For the Nine Months Ended September 30,
	2023	2022
Operating cash flows from operating leases	$319	$261
Weighted-average remaining lease term – operating leases	3.3	3.9
Weighted-average discount rate – operating leases	5%	5%

Year	Amount
2023 (remaining)	$66
2024	166
2025	143
2026	147
2027	63
Thereafter	—
Total	$585

NOTE 13 – LEGAL PROCEEDINGS

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

On August 14, 2023, the two derivative actions pending in the United States District Court for the District of Nevada were consolidated (the “Nevada Derivative Action”). On October 16, 2023, the parties to the derivative actions pending in the Circuit Court of the 17th Judicial Circuit for Broward County, Florida filed an agreed order to stay both actions pending completion of the Nevada Derivative Action.

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

NOTE 14 – RELATED PARTY TRANSACTIONS

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

NOTE 15 – SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION

The following table provides supplemental disclosure of Condensed Consolidated Statements of Cash Flows information:

	Nine Months Ended September 30,
	2023	2022
Supplemental information
Cash paid during the year for:
Income taxes	$785	$7
Interest	6,200	5,382

Supplemental schedule of non-cash investing and financing activities:
Series A Preferred Stock accretion to redemption value	$2,121	$—
Operating lease assets obtained in exchange for new operating lease liabilities	—	1,539
Digital currencies transferred from fund	—	137,845
Unpaid proceeds from sale of property and equipment	—	1,000
Reclassifications from advances to vendor to property and equipment upon receipt of equipment	551,650	260,575
Common stock issued for service and license agreements	—	4,580
Exchange of convertible notes for common stock	318,771	—

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated other subsequent events through the date the consolidated financial statements were available to be issued and has concluded that no such events or transactions took place that would require disclosure and in this Note 16 other than as disclosed below.

On October 24, 2023, the Company commenced a new At The Market offering program with H.C. Wainwright & Co., LLC, acting as sales agent, under which it may offer and sell shares of its Common Stock from time to time through the sales agent having an aggregate offering price of up to $750,000. The sales agent will be compensated at a commission rate equal to up to 3.0% of the gross sales price per share sold. As of November 8, 2023, the Company had sold no shares under this program.

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

Business Overview

Marathon is a digital asset technology company dedicated to securing and supporting the Bitcoin ecosystem. The business is focused on producing or “mining” bitcoin using one of the largest and most efficient fleets of highly specialized computers in the industry. The Company successfully leverages technology across the value chain to improve efficiency and increase market share. The Company is also committed to carbon neutrality and growing operations through predominately renewable sources of energy. The Company’s “asset-light” capital strategy has fueled significant market share gains while also helping build one of the largest bitcoin positions on the balance sheet among its North American publicly traded peers. As of September 30, 2023, the Company had nearly 180,000 mining rigs in operation and owned 13,716 bitcoin. With its strong balance sheet and significant scale, the Company’s strategy has recently evolved beyond “asset-light” to include joint ventures with the Company’s landmark project located in Abu Dhabi.

Recent Developments

On October 24, 2023, the Company commenced a new At The Market offering program with H.C. Wainwright & Co., LLC, acting as sales agent, under which it may offer and sell shares of its Common Stock from time to time through the sales agent having an aggregate offering price of up to $750,000. As of November 8, 2023, the Company had sold no shares under this program.

During September 2023, the Company entered into privately negotiated exchange agreements with certain holders of its 1.00% Convertible Senior Notes due 2026 (the “Notes”). In total, the Company exchanged $416,793 aggregate principal amount of Notes for an aggregate 31,722,417 shares of Company common stock. The Company recorded a gain on the exchange of Notes for the Company’s common stock in the amount of $82,600 to “Net gain from extinguishment of debt” on the Condensed Consolidated Statements of Operations.

The Company issued 15,000 shares of Series A Preferred Stock for total gross proceeds of $14,286 before deducting the placement agent’s fees and other estimated offering expenses on June 5, 2023. During the third quarter ended September 30, 2023, all of the outstanding Series A Preferred Stock were redeemed at 105% of the $1,000 stated value per share for $15,750.

On July 27, 2023, the Company’s shareholders approved an amendment to the Company’s articles of incorporation that increased the amount of common stock authorized for issuance to 500,000,000 with a par value of $0.0001 per share.

The Company has continued its focus on expanding its operational capabilities during the period both domestically and internationally.

●	On January 27, 2023, Marathon Digital Holdings, Inc. (the “Company”) and Zero Two (formerly known as FS Innovation, LLC) entered into a Shareholders’ Agreement (the “Agreement”) regarding the formation of an Abu Dhabi Global Markets company (the “ADGM Entity”), whose purpose shall be to jointly (a) establish and operate one or more mining facilities for digital assets; and (b) mine digital assets (collectively, the “Business”).

●	The Company also made progress in installing and energizing its operations at various locations throughout the US, and in particular its two North Dakota sites. Additionally, the Garden City, TX site was fully installed and began to come online during October 2023.

Bitcoin production increased to 3,490 bitcoin, including 23 bitcoin earned through the Company’s equity method investee, during the three months ended September 30, 2023, an average of 37.9 bitcoin per day. During the three months ended September 30, 2022, the Company produced 616 bitcoin, an average of 6.7 bitcoin per day. The 467% increase in production was primarily the result of increasing the scale of the Company’s operations.

Bitcoin prices also rebounded significantly during the 2023 period, increasing from $16,530 per bitcoin at December 31, 2022 to $26,961 per bitcoin at September 30, 2023. This increase in the market value of bitcoin resulted in lower levels of impairment recorded during the nine month period ended September 30, 2023, and a higher market value of the Company’s bitcoin holdings at September 30, 2023, as compared to December 31, 2022.

The Company has continued to sell some of its bitcoin as a means of offsetting monthly cash operating costs. The Company sold 7,054 bitcoin for total proceeds of $179,509, realizing gains on sales of bitcoin of $70,686 during the nine months ended September 30, 2023. There were no such sales in the prior-year period.

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

Digital assets

Digital assets (bitcoin) are included in current and other assets in the accompanying condensed consolidated balance sheets due to the Company’s ability to sell bitcoin in a highly liquid marketplace and the selling of bitcoin to fund operating expenses to support operations. Digital assets awarded to the Company through its mining activities are accounted for in accordance with the Company’s revenue recognition policy below.

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

Digital assets awarded to the Company through its mining activities are included as a reconciling item within operating activities on the accompanying condensed consolidated statements of cash flows. The sales of digital assets are included within investing activities in the accompanying condensed consolidated statements of cash flows and any gains or losses from such sales are included in operating expenses in the condensed consolidated statements of operations.

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

Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized under the accounting contract will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The transaction price is allocated to each performance obligation on a relative standalone selling price basis. The transaction price allocated to each performance obligation is recognized when that performance obligation is satisfied, at a point in time or over time, as appropriate.

The Company’s ongoing major or central operation is to provide bitcoin transaction verification services to the bitcoin network through a Company-operated mining pool as the operator (“Operator”) (such activity, “mining”) and to provide computing power to perform hash calculations to pool operators alongside collectives of third-party bitcoin miners (such collectives, “mining pools”) as a participant (“Participant”). The Company currently mines in a self-operated pool, which was previously open to third-party pool participants from September 2021 until May 2022.

Operator

As Operator, the Company provides transaction verification services. Transaction verification services are an output of the Company’s ordinary activities; therefore, the Company views the transaction requestor as a customer and accounts for the transaction fees it earns as revenue from a contract with a customer under ASC 606. The bitcoin network is not an entity such that it may not meet the definition of a customer; however, the Company has concluded it is appropriate to apply ASC 606 by analogy to block rewards earned from the network. The Company is currently entitled to the block reward of 6.25 bitcoin from the bitcoin network for each successful block. The Company is also entitled to the transaction fee paid by the transaction requester payable in bitcoin for each successful block. A contract exists under ASC 606 at the point the Company successfully validates a transaction to the distributed ledger. At this point, the performance obligation to validate the requested transaction has been satisfied and a contract is deemed to exist.

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

In accordance with ASC 606-10-32-21, the Company measures the estimated fair value of noncash consideration at contract inception, which is at the time the block reward and transaction fee is earned and the performance obligation to the requester and the network is fulfilled by successfully validating the applicable block of transactions. The Company applies the quoted spot rate for bitcoin determined using the Company’s primary trading platform for bitcoin at the time the block reward and transaction fee is earned to measure revenues.

Participant

The Company participates in multiple third-party operated mining pools only when the Company-operated mining pool is not available. The payout methodologies differ depending on the type of third-party operated mining pool. Pay-Per-Share (“PPS”) and Full-Pay-Per-Share (“FPPS”) pools pay rewards based on a contractual formula, which primarily calculates the hash rate provided by the Company to the mining pool as a percentage of total network hash rate, and other inputs. For PPS and FPPS pools, the Company is entitled to consideration even if a block is not successfully placed by the mining pool operator. The Company also participates in third-party mining pools that pay rewards only when the pool successfully mines a block. For these pools, the Company only earns a reward when the third-party pool successfully mines a block and its reward is the fractional share of the successfully mined block and transaction fees based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the algorithm.

When the Company is a Participant in a third-party operated mining pool, the Company provides hash rate that is an output of the Company’s ordinary activities in exchange for consideration. The Company considers the third-party mining pool operators to be its customers under Topic 606. These contracts are period-to-period contracts because they are terminable at any time by either party without compensation. A new contract is determined to exist each period (i.e., second, minute, hour) that neither the Company, nor the pool operator, terminates the arrangement. Such implied renewal option is not a material right because the pricing in the renewal periods is the same as the initial contract and there are no upfront or incremental fees in the initial contract or the terms, conditions, and compensation amounts for the renewal options are at the then market rates.

When the Company participates in PPS and FPPS pools, which pay rewards based on a contractual formula, the Company recognizes revenue based on the Company’s daily contributed hash rate and other network-driven inputs, such as the total hash rate contributed by all pool participants. The variable consideration (reward) the Company will be entitled to for its contribution of hash rate can be reasonably estimated based on the contribution of hash rate and other network inputs such as total contributed hash rate. The Company measures revenue earned based on the average daily spot rate of bitcoin determined using the Company’s primary trading platform for bitcoin.

When the Company participates in third-party pools that pay rewards only when the pool successfully mines a block, the Company recognizes its fractional share of the block and transaction fees using the spot rate of bitcoin at the time that the block is successfully mined.

Providing computing power on mining rigs to solve complex cryptographic algorithms in support of blockchain mining (in a process known as “solving a block”) is the primary output of the Company’s ordinary activities. The provision of computing power is the only performance obligation under the Company’s arrangements with third-party mining pool operators. The transaction consideration the Company receives is non-cash (i.e., bitcoin) and variable. For third-party pools that pay rewards only when the pool successfully mines a block, the consideration to which the Company will be entitled to for its efforts remain variable and is not estimable until the pool successfully solves a block, at which point in time the Company can then estimate its fractional share of the bitcoin to which it is entitled to for its contribution to the pool’s successful efforts. For PPS and FPPS pools, which pay rewards based on a contractual formula that does not depend on the pool successfully mining any blocks during the period in which the Company contributes computing power, the Company can reasonably estimate the variable consideration to which it will be entitled to for providing computing power as such power is being provided based on the contributed hash rate and other inputs.

The Company satisfies its performance obligation to provide computing power to the pool operator over time as described in FASB ASC 606-10-25-27(a) as the pool operator simultaneously consumes and receives benefits from the Company’s provision of computing power, which it uses continuously as an input to the pool’s efforts to solve a block.

Expenses associated with providing computing power services to third-party operated mining pools, such as hosting fees, electricity costs, and related fees are recorded as cost of revenues. Depreciation on digital asset mining equipment is also recorded as a component of cost of revenues.

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

Income taxes

The primary objectives of accounting for income taxes are (i) to recognize the amount of income taxes payable or refundable for the current year, and (ii) to recognize deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the financial statements or tax returns. The Company accounts for income taxes in accordance with ASC 740 - Income Taxes, using the asset and liability method. Under this method, deferred tax assets and liabilities are calculated based on enacted tax rates and are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities and for operating losses and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. Management must make assumptions, judgments and estimates to determine the income tax benefit or expense and deferred tax assets and liabilities. The Company recognizes tax positions when they are more likely than not of being sustained. Recognized tax positions are measured at the largest amount of benefit greater than 50% likely of being realized. Each period, the Company evaluates tax positions and adjust related tax assets and liabilities in light of changing facts and circumstances.

The Company recorded a valuation allowance to reduce deferred tax assets to the net amount that the Company believes is more likely than not to be realized. Accordingly, the need to establish such allowance is assessed periodically by considering matters such as future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and results of recent operations.

Recent Issued Accounting Standards

See NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES to the condensed consolidated financial statements for a discussion of recent accounting standards and pronouncements.

Non-GAAP Financial Measures

In addition to the Company’s results determined in accordance with GAAP, the Company also provides adjusted EBITDA and total margin excluding depreciation and amortization, which are non-GAAP measures. The Company provides investors with reconciliations from net loss to adjusted EBITDA and total margin to total margin excluding depreciation and amortization as components of Management’s Discussion and Analysis. The Company defines adjusted EBITDA as (a) GAAP net income (loss) plus (b) adjustments to add back the impacts of (1) depreciation and amortization, (2) interest expense, (3) income tax expense (benefit) and (4) adjustments for non-cash and non-recurring items which currently include (i) stock compensation expense, (ii) impairments of patents and (iii) gains and losses on extinguishment of debt. The Company defines total margin excluding depreciation and amortization as (a) GAAP total margin less (b) depreciation and amortization.

Adjusted EBITDA and total margin excluding depreciation and amortization are not financial measures of performance under GAAP and, as a result, these measures may not be comparable to similarly titled measures of other companies. Non-GAAP financial measures are subject to material limitations as they are not in accordance with, or a substitute for, measurements prepared in accordance with GAAP. These non-GAAP measures are not meant to be considered in isolation and should be read only in conjunction with the Company’s Interim Reports on Form 10-Q and its Annual Reports on Form 10-K as filed with the Securities and Exchange Commission. Management uses adjusted EBITDA, total margin excluding depreciation and amortization, and the supplemental information provided herein as a means of understanding, managing, and evaluating business performance and to help inform operating decision making. The Company relies primarily on its condensed consolidated financial statements to understand, manage, and evaluate its financial performance and use the non-GAAP financial measures only supplementally.

Results of Operations – Three months ended September 30, 2023 compared to the three months ended September 30, 2022

Financial Summary Table:

	Three Months Ended September 30,		Favorable
	2023	2022	(Unfavorable)
		(As Restated)
Total revenues	$97,849	$12,690	$85,159

Costs and expenses
Cost of revenues
Cost of revenues - energy, hosting and other	(59,628)	(13,773)	(45,855)
Cost of revenues - depreciation and amortization	(53,548)	(26,295)	(27,253)
Total cost of revenues	(113,176)	(40,068)	(73,108)
Operating expenses
General and administrative expenses	(20,141)	(12,144)	(7,997)
Impairment of digital assets	(11,885)	(1,375)	(10,510)
Gains on digital assets and gains (losses) on digital assets loan receivable	31,720	—	31,720
Gain on sale of equipment, net of disposals	—	29,819	(29,819)
Legal reserves	—	(24,960)	24,960
Impairment of deposits due to vendor bankruptcy filing	—	(7,987)	7,987
Total operating expenses	(306)	(16,647)	16,341
Operating loss	(15,633)	(44,025)	28,392
Net gain from extinguishment of debt	82,600	—	82,600
Equity in net earnings of unconsolidated affiliate	(647)	—	(647)
Impairment of loan and investment due to vendor bankruptcy filing	—	(31,013)	31,013
Interest expense	(2,536)	(3,752)	1,216
Other non-operating income	426	238	188
Income (loss) before income taxes	64,210	(78,552)	142,762
Income tax benefit (expense)	(73)	6,090	(6,163)
Net income (loss)	$64,137	$(72,462)	$136,599

Supplemental information:
bitcoin (“BTC”) production during the period, in whole BTC (1)	3,490	616	2,874
Average BTC per day, in whole BTC	37.9	6.7	31.2
General and administrative expenses excluding stock-based compensation	$(14,630)	$(8,721)	$(5,909)
Installed Hash Rate (Exahashes per second) - at end of period (2)	23.1	3.8	19.3
Energized Hash Rate (Exahashes per second) - at end of period (2)	19.1	3.8	15.3
Average operational Hash Rate (Exahashes per second) (3)	12.1	N/A	N/A

(1)	Includes 23 bitcoin produced by the Company’s equity method investee for the three months ended September 30, 2023.

(2)	The Company defines Energized Hash Rate as the total hash rate that could be generated if all installed and energized machines were running at 100% of manufacturers specifications. The Company uses this metric only as an indicator of progress in bringing mining rigs online. The Company defines Installed Hash Rate as the total hash rate that could be generated if all installed machines were running at 100% of manufacturers specifications. The Company uses this metric only as an indicator of progress in deploying mining rigs at its production sites. The Company believes that these metrics are useful as an indicator of potential bitcoin production. However, these metrics cannot be tied directly to any production level expected to be actually achieved as (a) there may be delays in the energization of Installed Hash Rate (b) the Company cannot predict when installed and energized mining rigs may be offline for any reason, including curtailment or machine failure and (c) the Company cannot predict Global Hash Rate (and therefore the Company’s share of the Global Hash Rate), which has a significant impact on the Company’s ability to generate bitcoin in any given period.

(3)	Defined as the daily Average Operational Hash Rate online during the period. Data not available for prior periods.

	Three Months Ended September 30,		Favorable
	2023	2022	(Unfavorable)
		(As Restated)
Reconciliation to Total margin excluding depreciation and amortization:
Total revenues	$97,849	$12,690	$85,159
Total cost of revenues	(113,176)	(40,068)	(73,108)
Total margin (total revenues less total cost of revenues)	(15,327)	(27,378)	12,051
Exclude: Depreciation and amortization	53,548	26,295	27,253
Total margin excluding depreciation and amortization	$38,221	$(1,083)	$39,304

Reconciliation to Adjusted EBITDA:
Net income (loss)	$64,137	$(72,462)	$136,599
Exclude: Interest expense	2,536	3,752	(1,216)
Exclude: Income tax expense (benefit)	73	(6,090)	6,163
EBIT	66,746	(74,800)	141,546
Exclude: Depreciation and amortization (1)	54,032	26,295	27,737
EBITDA	120,778	(48,505)	169,283
Exclude: Stock compensation expense	5,511	3,423	2,088
Exclude: Net gain from extinguishment of debt	(82,600)	—	(82,600)
Exclude: Impairment of deposits due to vendor bankruptcy filing	—	7,987	(7,987)
Exclude: Impairment of loan and investment due to vendor bankruptcy filing	—	31,013	(31,013)
Adjusted EBITDA	$43,689	$(6,082)	$49,771

(1)	Includes approximately $484 of depreciation and amortization as the Company’s share in the results of its equity method investee reported in Equity in net earnings of unconsolidated affiliate for the three months ended September 30, 2023.

Revenues: The Company generated revenues of $97,849 for the three months ended September 30, 2023 as compared with $12,690 in the prior-year period. The $85,159 or approximately 671% increase in revenue was primarily driven by an increase in production year-over-year of $59,186 and $25,973 from the increase in bitcoin prices in the current year period. Average daily bitcoin production was 37.9 bitcoin in the current year period compared with 6.7 in the prior-year period, reflecting the increasing scale of the Company’s operations.

Cost of revenues: Cost of revenues – energy, hosting and other during the three months ended September 30, 2023 totaled $59,628 as compared with $13,773 in the prior-year period. The $45,855 or approximately 333% increase was driven by the impact of increased bitcoin production of $54,800, partially offset by lower production costs of $3,245 and the absence of accelerated costs associated with the exit of the Hardin, Montana facility in the prior-year period of $5,700. Cost of revenues – depreciation and amortization during the three months ended September 30, 2023, totaled $53,548 as compared with $26,295 in the prior-year period. The $27,253 or approximately 104% increase in depreciation was primarily due to an increase in mining rigs in operation related to the increased scale of the business, partially offset by the absence of accelerated depreciation of $15,100 recorded in the prior-year period related to the exit of the Hardin, Montana facility.

Total Margin: Total margin was a loss of $15,327 in the current three months ended September 30, 2023 as compared with a loss of $27,378 in the prior-year period, an improvement of $12,051 or approximately 44%. The following table summarizes the factors that impacted the increase in total margin for the three months ended September 30, 2023 compared to the prior-year period:

Revenue:
● Higher production activity	$59,186
● Higher bitcoin market prices	25,973
Cost of revenue – energy, hosting and other:
● Lower unit costs	3,245
● Accelerated cost recognition from Hardin exit	5,700
● Higher production activity	(54,800)
Cost of revenue – depreciation and amortization:
● Accelerated cost recognition from Hardin exit	15,100
● Other, primarily increased mining rigs in operation	(42,353)
$12,051

General and administrative expenses: General and administrative expenses were $20,141 for the three months ended September 30, 2023 as compared with expenses of $12,144 in the prior-year period, an increase of $7,997 or approximately 66%. General and administrative expenses included stock-based (non-cash) compensation expense of $5,511 in the current period and $3,423 in the prior-year period. The increase in stock-based compensation is primarily related to additional restricted stock unit issuances associated with increases in headcount. General and administrative expenses excluding stock-based compensation was $14,630 in the current period as compared with $8,721 in the prior-year period. This $5,909 or approximately 68% increase in expense was primarily due to the increasing scale of business, including payroll and benefits, professional fees, and other costs. The Company’s headcount increased from 20 employees in the prior-year period to 48 employees in 2023.

Impairment of digital assets: The Company incurred impairments of digital assets during the three months ended September 30, 2023 of $11,885 as compared with impairments of $1,375 in the prior-year period, an increase of $10,510 or approximately 764%. This increase in impairment is primarily related to the increased holdings of bitcoin compared to the prior-year period.

Gains on digital assets and gains on digital assets loan receivable: The Company recognized gains of $29,717 on the sale of approximately 2,300 bitcoin during the three months ended September 30, 2023. There were no such sales in the prior-year period. The Company also recognized a gain of $2,003 during the three months ended September 30, 2023 as a result of an increase in fair value of digital assets that were derecognized as collateral and was repaid in September 2023.

Net gain on extinguishment of debt: On September 7, 2023, the Company entered into agreements with certain holders of Convertible Notes due 2026 (the “Notes”) to exchange an aggregate $416,793 principal amount of Notes for 31,722,417 shares of the Company’s common stock and recorded a gain in the amount of $82,600.

Equity in net earnings of unconsolidated affiliate: During the three months ended September 30, 2023, the Company recorded its share of net losses for its 20% interest in the ADGM Entity in the amount of $647, which began mining operations during the quarter. The Company’s share of the ADGM Entity’s results included earnings of 23 bitcoin and approximately $484 of depreciation and amortization during the three months ended September 30, 2023.

Interest expense: Interest expense decreased $1,216 or 32% from the prior-year period as a result of lower interest costs primarily as a result of the exchange of $416,793 aggregate principal amount of Notes during the three months ended September 30, 2023 as compared with the prior-year period. Additionally, the Company terminated its revolving line of credit and term loan facilities during the three months ended March 31, 2023.

Other non-operating income: Other non-operating income was $426 during the three months ended September 30, 2023 as compared with $238 in the prior-year period. The $188 favorable variance was primarily due to increased interest income.

Income tax benefit (expense): The Company recorded an income tax expense of $73 for the three months ended September 30, 2023 as compared with an income tax benefit of $6,090 in the prior-year period. The tax variance of $6,163 or approximately 101% was primarily due to the establishment of a valuation allowance in the year ended December 31, 2022, as the Company determined it was more likely than not that they would not have sufficient future taxable income to realize the Company’s federal and state deferred tax assets.

Net income (loss): The Company recorded net income of $64,137 for the three months ended September 30, 2023 as compared with a net loss of $72,462 in the prior-year period. This $136,599 or approximately 189% improvement was primarily driven by the impact of the gain on extinguishment of debt, gain on sale of digital assets, and the lack, during the current year, of impairments due to vendor bankruptcy filing, legal reserves, partially offset by net gain on sale of equipment in the prior-year period.

Adjusted EBITDA: Adjusted EBITDA was $43,689 in the three months ended September 30, 2023 as compared with an adjusted EBITDA loss of $6,082 in the prior-year period. The $49,771 or approximately 818% increase in adjusted EBITDA was primarily driven by higher revenues of $85,159 and positive impact of gains on digital assets of $31,720.

Results of Operations – Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

Financial Summary Table:

	Nine Months Ended September 30,		Favorable
	2023	2022	(Unfavorable)
		(As Restated)
Total revenues	$230,740	$89,336	$141,404

Costs and expenses
Cost of revenues
Cost of revenues - energy, hosting and other	(148,227)	(42,981)	(105,246)
Cost of revenues - depreciation and amortization	(108,556)	(64,882)	(43,674)
Total cost of revenues	(256,783)	(107,863)	(148,920)
Operating expenses
General and administrative expenses	(55,977)	(38,127)	(17,850)
Impairment of digital assets	(26,399)	(156,500)	130,101
Gains on digital assets and gains (losses) on digital assets loan receivable	72,689	(14,460)	87,149
Losses on digital assets held within investment fund	—	(85,017)	85,017
Gain on sale of equipment, net of disposals	—	83,879	(83,879)
Legal reserves	—	(24,960)	24,960
Impairment of deposits due to vendor bankruptcy filing	—	(7,987)	7,987
Impairment of patents	—	(919)	919
Total operating expenses	(9,687)	(244,091)	234,404
Operating loss	(35,730)	(262,618)	226,888
Net gain from extinguishment of debt	82,267	—	82,267
Equity in net earnings of unconsolidated affiliate	(647)	—	(647)
Impairment of loan and investment due to vendor bankruptcy filing	—	(31,013)	31,013
Interest expense	(9,136)	(10,314)	1,178
Other non-operating income	1,366	620	746
Income (loss) before income taxes	38,120	(303,325)	341,445
Income tax benefit (expense)	(351)	901	(1,252)
Net income (loss)	$37,769	$(302,424)	$340,193

Supplemental information:
bitcoin (“BTC”) production during the period, in whole BTC (1)	8,610	2,582	6,028
Average BTC per day, in whole BTC	31.5	9.5	22.1
General and administrative expenses excluding stock-based compensation	$(42,070)	$(19,251)	$(22,819)
Installed Hash Rate (Exahashes per second) - at end of period	23.1	3.8	19.3
Energized Hash Rate (Exahashes per second) - at end of period	19.1	3.8	15.3
Average operational Hash Rate (Exahashes per second)	12.1	N/A	N/A

(1)	Includes 23 bitcoin produced by the Company’s equity method investee for the nine months ended September 30, 2023.

	Nine Months Ended September 30,		Favorable
	2023	2022	(Unfavorable)
		(As Restated)
Reconciliation to Total margin excluding depreciation and amortization:
Total revenues	$230,740	$89,336	$141,404
Total cost of revenues	(256,783)	(107,863)	(148,920)
Total margin (total revenues less total cost of revenues)	(26,043)	(18,527)	(7,516)
Exclude: Depreciation and amortization	108,556	64,882	43,674
Total margin excluding depreciation and amortization	$82,513	$46,355	$36,158

Reconciliation to Adjusted EBITDA:
Net income (loss)	$37,769	$(302,424)	$340,193
Exclude: Interest expense	9,136	10,314	(1,178)
Exclude: Income tax expense (benefit)	351	(901)	1,252
EBIT	47,256	(293,011)	340,267
Exclude: Depreciation and amortization (1)	109,040	64,882	44,158
EBITDA	156,296	(228,129)	384,425
Exclude: Stock compensation expense	13,907	18,876	(4,969)
Exclude: Net gain from extinguishment of debt	(82,267)	—	(82,267)
Exclude: Impairment of deposits due to vendor bankruptcy filing	—	7,987	(7,987)
Exclude: Impairment of loan and investment due to vendor bankruptcy filing	—	31,013	(31,013)
Exclude: Impairment of patents	—	919	(919)
Adjusted EBITDA	$87,936	$(169,334)	$257,270

(1)	Includes approximately $484 of depreciation and amortization as the Company’s share in the results of its equity method investee reported in Equity in net earnings of unconsolidated affiliate for the nine months ended September 30, 2023.

Revenues: The Company generated revenues of $230,740 for the nine months ended September 30, 2023 as compared with $89,336 in the prior-year period. The $141,404 or approximately 158% increase in revenue was primarily driven by an increase in production year-over-year of $208,566, partially offset by a $67,162 decrease in revenue resulting from lower bitcoin prices in the current year period. Average daily bitcoin production was 31.5 bitcoin in the current year period compared with 9.5 in the prior-year period, reflecting the increasing scale of the Company’s operations.

Cost of revenues: Cost of revenues – energy, hosting and other during the nine months ended September 30, 2023 totaled $148,227 as compared with $42,981 in the prior-year period. The $105,246 or approximately 245% increase was driven by the impact of increased bitcoin production of $121,967 and higher production costs of $1,470, partially offset by the absence of accelerated costs associated with the exit of the Hardin, Montana facility in the prior-year period of $18,191. Cost of revenues – depreciation and amortization during the nine months ended September 30, 2023, totaled $108,556 as compared with $64,882 in the prior-year period. The $43,674 or approximately 67% increase was primarily due to an increase in mining rigs in operation related to the increased scale of the business, partially offset by the absence of accelerated depreciation of $35,035 recorded in the prior-year period related to the exit of the Hardin, Montana facility.

Total Margin: Total margin was a loss of $26,043 in the current nine months ended September 30, 2023 as compared with a loss of $18,527 in the prior-year period, a decrease of $7,516 or approximately 41%. The following table summarizes the factors that impacted the decline in total margin for the nine months ended September 30, 2023 as compared to the prior-year period:

Revenue:
● Higher production activity	$208,566
● Lower bitcoin market prices	(67,162)
Cost of revenue – energy, hosting and other:
● Higher unit costs	(1,470)
● Accelerated cost recognition from Hardin exit	18,191
● Higher production activity	(121,967)
Cost of revenue – depreciation and amortization:
● Accelerated cost recognition from Hardin exit	35,035
● Other, primarily increased mining rigs in operation	(78,709)
$(7,516)

General and administrative expenses: General and administrative expenses were $55,977 for the nine months ended September 30, 2023 as compared with expenses of $38,127 in the prior-year period, an increase of $17,850 or approximately 47%. General and administrative expenses included stock-based (non-cash) compensation expense of $13,907 in the current period and $18,876 in the prior-year period. The decrease in stock-based compensation is primarily related to generally lower value of the Company’s stock when compared to the prior-year, partially offset by additional restricted stock unit issuances associated with increases in headcount. General and administrative expenses excluding stock-based compensation was $42,070 in the current period as compared with $19,251 in the prior-year period. This $22,819 or approximately 119% increase in expense was primarily due to the increasing scale of business, including payroll and benefits, professional fees, higher property taxes, and other third party costs. The Company’s headcount increased from 20 employees in the prior-year period to 48 employees in 2023.

Impairment of digital assets: The Company incurred impairments of digital assets during the nine months ended September 30, 2023 of $26,399 as compared with $156,500 in the prior-year period. This $130,101 or approximately 83% decrease in impairment is primarily related to bitcoin prices that have generally been increasing during the current year period compared with prices that were generally decreasing during the prior-year period.

Gains on digital assets and losses on digital assets loan receivable: The Company recognized gains of $70,686 on the sale of approximately 7,054 bitcoin during the nine months ended September 30, 2023. There were no such sales in the prior-year period. The Company recognized a loss of $14,460 in the prior-year period as a result of a decrease in fair value of digital asset loan receivable that was repaid in September, 2022. The Company also recognized a gain of $2,003 during the three months ended September 30, 2023 as a result of an increase in fair value of digital assets that were derecognized as collateral and was repaid in September 2023.

Losses on digital assets held within Investment Fund: The Company exited the investment fund in June 2022 and as such, there were no such gains or losses in the current year period. Total changes in the fair value of the Company’s investment fund during the nine months ended September 30, 2022 resulted in a loss of $85,017.

Gain on sale of equipment, net of disposals: The Company recorded a net gain on the sale of equipment of $83,879 in the prior-year period.

Legal reserves: The Company recorded an reserve for a dispute in the amount of $24,960 in the prior-year period that has been paid.

Impairment of deposits due to vendor bankruptcy filing: The Company recorded an impairment charge related to the Compute North vendor bankruptcy filing in the amount of $7,987 in the prior year period.

Impairment of loan and investment due to vendor bankruptcy filing: The Company recorded an impairment charge related to the Compute North vendor bankruptcy filing in the amount of $31,013 in the prior year period.

Impairment of patents: The Company recorded an impairment of $919 in the prior-year period related to certain patents no longer utilized in its business operations.

Other non-operating income: Other non-operating income was $1,366 during the nine months ended September 30, 2023 as compared with $620 in the prior-year period. The $746 favorable variance was primarily due to increased interest income.

Net gain on extinguishment of debt: On February 6, 2023, the Company provided Silvergate Bank with the required 30-day notice stating the Company’s intent to prepay the outstanding balance on its term loan facility as well as the Company’s intent to terminate the term loan facility. The Company and Silvergate subsequently agreed to also terminate the revolving line of credit (“RLOC”) facility. On March 8, 2023, the term loan prepayment was completed, and the Company’s term loan and RLOC facilities with Silvergate Bank were terminated and the Company recorded a loss in the amount of $333 to “Net gain from extinguishment of debt” on the Condensed Consolidated Statements of Operations. On September 7, 2023, the Company entered into agreements with certain holders of Convertible Notes due 2026 (the “Notes”) to exchange an aggregate $416,793 principal amount of Notes for 31,722,417 shares of the Company’s common stock and recorded a gain in the amount of $82,600.

Interest expense: Interest expense was $9,136 for the nine months ended September 30, 2023 as compared to $10,314 in the prior year period as a result of lower interest costs primarily as a result of the exchange of $416,793 aggregate principal amount of Notes during the nine months ended September 30, 2023 as compared with the prior-year period. Additionally, the Company terminated its revolving line of credit and term loan facilities during the three months ended March 31, 2023.

Income tax benefit (expense): The Company recorded income tax expense of $351 for the nine months ended September 30, 2023 as compared with income tax benefit of $901 in the prior-year period. The tax variance of 1,252 or approximately 139% was primarily due to the establishment of a valuation allowance in the year ended December 31, 2022, as the Company determined it was more likely than not that they would not have sufficient future taxable income to realize the Company’s federal and state deferred tax assets.

Net income (loss): The Company recorded net income of $37,769 for the nine months ended September 30, 2023 as compared with net loss of $302,424 in the prior-year period. This $340,193 or approximately 112% favorable variance was primarily driven by the impact of the gain on sale of digital assets, net gain on extinguishment of debt, favorable variances related to lower impairment of digital assets and the absence of losses on digital assets held within the investment fund, losses on digital assets loan receivable, partially offset by net gain on sales of equipment in the prior year period.

Adjusted EBITDA: Adjusted EBITDA was $87,936 in the nine months ended September 30, 2023 as compared with an adjusted EBITDA loss of $169,334 in the prior-year period. The $257,270 increase in adjusted EBITDA was primarily driven by positive impacts of gains on digital assets of $72,689 and lower impairment of digital assets of $130,101. Adjusted EBITDA also benefited from the absence of several expenses recorded in the prior-year period, including losses on digital assets held within the investment fund of $85,017, legal reserves of $24,960 and losses on digital assets loan receivable of $14,460, partially offset by the net gain on sale of equipment of $83,879.

Financial Condition and Liquidity

The following table presents a summary of the Company’s cash flow activity for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(224,487)	$(83,743)
Net cash used in investing activities	(373)	(368,573)
Net cash provided by financing activities	213,565	247,899
Net decrease in cash, cash equivalents and restricted cash	(11,295)	(204,417)
Cash, cash equivalents and restricted cash — beginning of period	112,505	268,556
Cash, cash equivalents and restricted cash — end of period	$101,210	$64,139

Cash flows: Cash, cash equivalents and restricted cash totaled $101,210 at September 30, 2023, a decrease of $11,295 from December 31, 2022. Restricted cash was $0 at September 30, 2023 as the Company replaced cash-collateralized letters of credit with cash deposits which removed restrictions on $8,800 of restricted cash during the quarter ended March 31, 2023, as a result of the closure of Signature Bank.

Cash flows from operating activities resulted in a use of funds of $224,487, as cash provided from operating activities before changes in operating assets and liabilities of $36,062 was more than offset by a use of cash of $260,549 from changes in operating assets and liabilities. Changes in cash flow from operating assets and liabilities were driven by a use of funds associated with changes in digital assets ($230,740 due to the non-cash adjustment for bitcoin mining revenues), deposits ($21,671 resulting from increased deposits associated with hosting agreements), prepaid expenses of $11,588 and accounts payable of $3,359.

Cash flows from investing activities resulted in a use of funds of $373, primarily resulting from investments made as part of the establishment of the ADGM Entity (a $66,754 use of funds), advances to vendors of $87,315, and capital expenditures of $25,813, partially offset by proceeds from the sale of bitcoin of $179,509.

Cash flows from financing activities resulted in a source of cash of $213,565, primarily from proceeds from the issuance of common stock under the Company’s At-The-Market facility of $265,786 was partially offset by the repayment of the Company’s term loan facility of $50,000. On March 8, 2023, the Company terminated both its term loan and its RLOC facilities with Silvergate Bank.

Bitcoin holdings as of September 30, 2023: At September 30, 2023, the Company held approximately 13,716 bitcoin on its balance sheet with a carrying value of $286,801. The Company’s holdings as of September 30, 2023 excluded 10 bitcoins earned and pending distribution from the Company’s equity method investee, the ADGM Entity. The fair value of a single bitcoin was approximately $26,961. As a result, the fair market value of the Company’s bitcoin holdings at September 30, 2023 was approximately $369,797. The Company expects that its future bitcoin holdings will generally increase but will fluctuate from time-to-time, both in number of bitcoin held and fair value in US dollars, depending upon operating and market conditions. The Company intends to add to its bitcoin holdings primarily through its production activities and will also continue to sell bitcoin as a means of generating cash to fund monthly operating costs and for general corporate purposes. The Company does not intend to make any significant purchases of bitcoin on the open market as means of increasing its bitcoin holdings, although it may buy and sell bitcoin from time-to-time (separately from what is outlined above) for treasury management purposes.

During the quarter ended September 30, 2023, the Company hedged a portion of its bitcoin holdings to mitigate near-term volatility while maintaining a long-term strategy of maximizing the size and value of the Company’s treasury. Gains and losses on hedging activity will impact earnings; however, the Company believe the strategy provides resiliency to the organization and downside risk during volatile market conditions due to the upcoming halving while maximizing the Company’s bitcoin valuation potential.

Company’s At The Market Offering Programs and Proceeds: In February 2022, the Company commenced an At The Market offering program with H.C. Wainwright & Co., LLC, as sales agent, which allowed it to sell and issue shares of up to approximately $750,000 of its Common Stock from time-to-time. During the first three quarters of 2023, the Company issued 32,305,554 shares of Common Stock under the 2022 At The Market offering program for total proceeds of $265,786, net of commissions and other offering related expenses.

During October 2023, the Company completed its 2022 At The Market Offering Program, and on October 24, 2023, the Company filed a new registration statement for a new At The Market Program for up to $750,000, with H.C. Wainwright & Co., LLC. This facility provides the Company with additional access to capital, as needed, subject to market conditions. As of October 23, 2023, the Company issued 12,374,713 shares of Common Stock under its original At The Market offering program for total proceeds of $100,656, net of commissions and other offering related expenses, completing its 2022 At The Market Offering Program. As of November 8, 2023, the Company had not sold shares under the new program.

Liquidity outlook: Cash and cash equivalents totaled $101,210 and fair value of bitcoin holdings was $369,797 at September 30, 2023. The combined value of cash and cash equivalents and bitcoin was $471,007. The Company expects to have sufficient liquidity, including cash on hand, cash received from sales of its bitcoin holdings, and access to public capital markets, to support ongoing operations. The Company will continue to seek to fund its business activities, and especially its growth opportunities, through the public capital markets, primarily through periodic equity issuances using its At The Market facility.

The risks to the Company’s liquidity outlook would include events that materially diminish its access to capital markets and/or the value of its bitcoin holdings and production capabilities, including:

●	Failure to effectively execute the Company’s growth strategies.

●	Challenges in the bitcoin mining space and/or additional contagion events (like the FTX collapse) that would damage the credibility of, and therefore investor confidence in, companies engaged in the digital assets space.

●	Declines in bitcoin prices and/or production, which would impact both the value of the Company’s bitcoin holdings and its ongoing profitability.

●	Significant increases in electricity costs if these cost increases were not accompanied by increases in the price of bitcoin, as this would also reduce profitability.

●	Deteriorating macroeconomic conditions (for example a recession in 2023 that is deeper or longer than current expectations).

Off-balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The following discussion about the Company’s market risk exposures involves forward-looking statements. Actual results could differ materially from those discussed in the forward-looking statements.

Market Price Risk of Bitcoin. The Company holds a significant amount of bitcoin; therefore, it is exposed to the impact of market price changes in bitcoin on its bitcoin holdings. This exposure would generally manifest itself in the following areas:

●	The Company accounts for its bitcoin holdings as indefinite lived intangible assets and records impairment charges whenever the carrying value of bitcoin holdings on the balance sheet exceeds their fair market value. Subsequent recovery of bitcoin prices would not impact the carrying value of bitcoin on the balance sheet, as recovery of previously recorded impairment charges are not allowed under current U.S. GAAP.

●	Declines in the fair market value of bitcoin will impact the cash value that would be realized if the Company were to sell its bitcoin for cash, therefore having a negative impact on its liquidity.

At September 30, 2023, the Company held approximately 13,716 bitcoin and the fair value of a single bitcoin was approximately $26,961, meaning that the fair value of its bitcoin holdings on that date was approximately $369,797.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Interim Report to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, the Company’s management concluded that its disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2023 due to the following material weaknesses.

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

These material weaknesses create a reasonable possibility that a material misstatement to the Company’s consolidated financial statements or disclosures would not be prevented or detected on a timely basis.

Remediation

The Company’s Board of Directors and management take internal control over financial reporting and the integrity of its financial statements seriously. Management continues to work to improve its controls related to the material weaknesses described above. Management will continue to implement measures to remediate the material weaknesses, such that these controls are designed, implemented, and operating effectively. In order to achieve the timely implementation of the above, Management has commenced the following actions and will continue to assess additional opportunities for remediation on an ongoing basis:

●	Continue the process that was started during 2022 of adding to the Company’s internal resources to enhance its capabilities in the areas of technical accounting, financial reporting, and internal controls, including a full time person dedicated to internal controls
●	Continue the process started during 2022 of utilizing external third-party technical accounting resources to supplement the Company’s ability to interpret and apply GAAP as it continues to build its internal capabilities in these areas
●	Continue to utilize external third-party audit and SOX 404 implementation firms to enable the Company to improve the Company’s controls related to its material weaknesses.
●	Continue to evaluate existing processes and implement new processes and controls where necessary in connection with remediating the Company’s material weaknesses, such that these controls are designed, implemented, and operating effectively

The Company recognizes that the material weaknesses in its internal control over financial reporting will not be considered remediated until the remediated controls operate for a sufficient period of time and can be tested and concluded by management to be designed and operating effectively. Because the Company’s remediation efforts are ongoing, it cannot provide any assurance that these remediation efforts will be successful or that its internal control over financial reporting will be effective as a result of these efforts.

The Company continues to evaluate and work to improve its internal control over financial reporting related to the identified material weaknesses, and management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above. In addition, the Company will report the progress and status of the above remediation efforts to the Audit Committee on a periodic basis.

As part of the Company’s ongoing program to implement changes and further improve its internal controls and in conjunction with its Code of Ethics, the Company’s independent directors have been working with management to include protocols and measures aimed at ensuring quality of its internal controls. Among those measures is the implementation of a whistle blower hotline, which allows third parties to anonymously report noncompliant activity. The hotline may be accessed as follows:

To file a report, use the Client Code “MarathonPG” and pick one of the following options:

●	Call: 1-877-647-3335

●	Click: http://www.RedFlagReporting.com

Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting other than the ongoing remediation efforts undertaken by management.

The Company has engaged accounting consultants to aid it in remediating the issues identified in its Form 10-K for 2022 to ensure consistent and appropriate financial reporting in those areas identified.

PART II - OTHER INFORMATION (All dollar amounts expressed in PART II Items 1-4 are expressed in thousands unless otherwise indicated.)

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

On August 14, 2023, the two derivative actions pending in the United States District Court for the District of Nevada were consolidated (the “Nevada Derivative Action”). On October 16, 2023, the parties to the derivative actions pending in the Circuit Court of the 17th Judicial Circuit for Broward County, Florida filed an agreed order to stay both actions pending completion of the Nevada Derivative Action.

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

Item 1A. Risk Factors.

There are no updates or changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 except as set forth below.

Further significant disruptions in the crypto asset markets, such as those experienced in the second half of 2022, may cause further material impairment of the value and use of the Company’s mining rigs.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2023, the Company entered into privately negotiated exchange agreements with certain holders of its 1.00% Convertible Senior Notes due 2026 (the “Notes”). In total, the Company exchanged $416,793 aggregate principal amount of the Notes held by such holders for an aggregate 31,722,417 newly issued shares of Company common stock in private placement transactions exempt from registration under Section 3(a)(9) and 4(a)(2) of the Securities Act of 1933, as amended, and Rule 144, as amended, promulgated thereunder.

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

Date: November 8, 2023

MARATHON DIGITAL HOLDINGS, INC.

By:	/s/ Fred Thiel
Name:	Fred Thiel
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Salman Khan
Name:	Salman Khan
Title:	Chief Financial Officer
(Principal Financial Officer)

