Form 10-K
period 2023-12-31
MARATHON DIGITAL HOLDINGS, INC.
filed 2024-02-28
CIK 1507605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _______to______

MARATHON DIGITAL HOLDINGS, INC.
(Exact name of registrant as specified in charter)

Nevada	001-36555	01-0949984
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S Employer Identification No.)

101 NE Third Avenue, Suite 1200, Fort Lauderdale, FL	33301
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 800-804-1690

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	MARA	The Nasdaq Capital Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of the common stock, par value $0.0001 per share, held by non-affiliates of the registrant, based on the closing sale price of registrant’s common stock as quoted on The Nasdaq Capital Market on June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) and the number of shares held by non-affiliates of the registrant as of that date, was approximately $2.4 billion. Accordingly, the registrant qualifies under the SEC’s revised rules as a “large accelerated filer.” This calculation does not reflect a determination that persons are affiliates for any other purpose.

As of February 21, 2024, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 267,639,590.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement on Schedule 14A relating to the registrant’s 2024 annual meeting of stockholder, to be filed with the Securities and Exchange Commission within 120 days following the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III within this Annual Report on Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement and related solicitation materials are not deemed to be filed as part of this Annual Report on Form 10-K.

MARATHON DIGITAL HOLDINGS, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for our fiscal year ended December 31, 2023 (this “Annual Report”) and the information and documents incorporated by reference within this Annual Report, contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements other than statements of historical fact contained in, or incorporated by reference within, this Annual Report. We have attempted to identify forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will,” or “would,” and similar expressions or the negative of these expressions. Specifically, this Annual Report, and the information and documents incorporated by reference within this Annual Report, contain forward-looking statements relating to, among other things:

•our ability to achieve profitability, and to maintain profitability in the future;

•high volatility in the volume attributable to our business;

•the rapidly changing regulatory and legal environment in which we operate, may lead to unknown future challenges to operating our business or may subject our business to added costs or uncertainty regarding our ability to operate;

•the availability of financing opportunities due to the volatility in the trading price of our common stock and the price of bitcoin;

•economic dependence on regulated terms of service and power rates;

•dependency on continued growth in blockchain and bitcoin usage;

•our ability to keep pace with technology changes and competitive conditions;

•security and cybersecurity threats and hacks;

•changes in bitcoin mining difficulty;

•our reliance on limited number of key employees;

•changes in network and infrastructure;

•our ability to successfully integrate our newly acquired operations;

•our transition away from our “asset-light” capital strategy;

•our ability to execute on our business and growth strategy, including by successfully managing the execution of our international joint ventures;

•our plans to commence sales under a new at-the-market offering program;

•our ability to remediate the material weakness identified in our internal control over financial reporting;

•our ability to resolve our unresolved comments issued by the staff (the “Staff”) of the Securities and Exchange Commission (the “SEC”); and

•other risks and uncertainties discussed under the caption “Risk Factors” in this Annual Report.

Forward-looking statements represent management’s current expectations and predictions about trends affecting our business and industry and are based on information available at the time such statements are made. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy or completeness. Forward-looking statements involve numerous known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements predicted, assumed, or implied by the forward-looking statements. Some of the risks and uncertainties that may cause our actual results to materially differ from those expressed or implied by these forward-looking statements are described in Part I, Item 1A, “Risk Factors,” and Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” within this Annual Report, as well as in our other filings with the SEC. You should read this Annual Report, including the information and documents incorporated by reference herein, in its entirety and with the understanding that our actual future results may be materially different from the results expressed or implied by these forward-looking statements. Moreover, new risks and uncertainties emerge occasionally, and it is not possible for management to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual future results to be materially different from any results expressed or implied by any forward-looking statements. Except as required by applicable law or the listing rules of The Nasdaq Capital Market (“Nasdaq”), we expressly disclaim any intent or obligation to update any forward-looking statements. We qualify all our forward-looking statements with these cautionary statements.
As used in this Annual Report, the terms the “Company,” “Marathon Digital Holdings, Inc.,” “Marathon” and “MARA” mean Marathon Digital Holdings, Inc. and its subsidiaries, unless otherwise indicated.

ITEM 1. BUSINESS

CORPORATE OVERVIEW

Marathon is a digital asset technology company that is principally engaged in producing or “mining” digital assets with a focus on the Bitcoin ecosystem. Our strategic initiatives primarily focus on mining and holding bitcoin as a long-term investment. Bitcoin is seeing increasing adoption, and, due to its limited supply, we believe it offers opportunity for appreciation in value and long-term growth prospects for our business.

In addition to mining and holding bitcoin, from time to time we have explored, and we may in the future explore, opportunities to become more involved in businesses that expand or supplement those directly related to the self-mining of bitcoin as favorable market conditions and opportunities arise. For example, we have considered or engaged in owning and operating bitcoin mining facilities or data centers, selling proprietary software or technology to third parties operating in the Bitcoin ecosystem, offering advisory and consulting services to support bitcoin mining ventures in domestic and international jurisdictions, and generating electricity from renewable energy resources or methane gas capture to power bitcoin mining projects. The Company is committed to carbon neutrality and growing operations through predominately renewable energy sources. Our business is also active in Bitcoin-related projects related to the technological development of immersion, hardware, firmware, mining pools and side chains that use the blockchain cryptography.

As used throughout this Annual Report, the term “Bitcoin” with a capital “B” is used to denote the Bitcoin protocol which implements a highly available, public, permanent, and decentralized ledger. The term “bitcoin” with a lower case “b” is used to denote the token, bitcoin.

BITCOIN BLOCKCHAIN

Bitcoin and Bitcoin Mining

Bitcoin is a decentralized digital asset that operates on a peer-to-peer network, allowing users to send and receive payments without the need for banks and other intermediaries. Bitcoin is not linked to any fiat currency or country’s monetary policy, therefore serves as a store of value outside of government control. This is possible by using blockchain technology, which is a distributed ledger that records and verifies all transactions on the network.

The Bitcoin blockchain is a public, transparent, and unalterable record of all transactions that have ever occurred on the peer-to-peer network. When a user sends a transaction on the Bitcoin network, it is broadcast to the network and added to a pool of unconfirmed transactions known as the “mempool.” Mining rigs then compete in a sort of lottery to “solve a block,” which confirms a transaction and adds it to the blockchain, and the mining rig receives a reward in the form of newly minted bitcoin. Each confirmed transaction is cryptographically signed and permanently recorded in the blockchain as a new block, and cannot be altered or deleted.
The block chain is maintained by a robust and public open-source architecture consisting of a network of computers, known as nodes, that work together to verify and validate new transactions. Because the blockchain is decentralized and transparent, all users can verify the legitimacy of a transaction without having to rely on a third party. This eliminates the need for intermediaries, which can be slow and expensive, and makes the network resistant to censorship and fraud.

Bitcoin mining plays a key role in the maintenance and growth of the Bitcoin network by providing the computational power needed to verify transactions and add new blocks to the blockchain. As consumers increasingly become interested in mining bitcoin, the network becomes more secure and efficient.

As of December 31, 2023, we operated approximately 210,000 mining rigs globally, with an installed and energized hash rate of approximately 25.2 and 24.7 exahashes per second, respectively. During the year ended December 31, 2023, we mined 12,852 bitcoin, an increase of 8,708 bitcoin, or 210.1%, over the prior year. We remain focused on maximizing our chances of successfully solving blocks on the Bitcoin blockchain by growing our hash rate, or the amount of computational power we devote to supporting the bitcoin blockchain, to enhance our ability to successfully solving blocks. Generally, the greater the share a single mining rig can capture of the blockchain’s total network hash rate, or the aggregate hash rate deployed to solving a block on the Bitcoin blockchain, the greater the rig’s chances of solving a block and therefore earning the reward. Currently, the reward for each solved block is equal to 6.25 bitcoin plus transaction fees and, as of December 31, 2023, the price of a bitcoin was $42,288. As additional mining operators enter the market in response to increased demand for bitcoin, the blockchain’s network hash rate grows. As we expect this trend to continue, we will need to continue to grow our hash rate to compete in our dynamic and highly competitive industry.

Bitcoin “Halving” Events

Bitcoin halving is a phenomenon that has historically occurred approximately every four years on the Bitcoin network. Halving is a key part of the Bitcoin protocol and serves to control the overall supply and reduce the risk of inflation in digital assets using a Proof-of-Work consensus algorithm. At a predetermined block, the mining reward is cut in half, hence the term “halving.” For example, the reward for adding a single block to the blockchain was initially set at 50 bitcoin currency rewards. The Bitcoin blockchain has undergone halving three times since its inception as follows: (1) on November 28, 2012 at block height 210,000; (2) on July 9, 2016 at block height 420,000; and (3) on May 11, 2020 at block height 630,000, when the reward was reduced to its current level of 6.25 bitcoin per block. The next halving for the Bitcoin blockchain is anticipated to occur around April 2024 at block height 840,000. This process will recur until the total amount of bitcoin currency rewards issued reaches 21.0 million, and the theoretical supply of new bitcoin is exhausted, which is expected to occur around 2140. Many factors influence the price of Bitcoin, and potential increase or decrease in prices in advance of or following the future halving is unknown.

Factors Affecting Profitability

Market Price of Bitcoin

Our business is heavily dependent on the price of bitcoin. The prices of digital assets, including bitcoin, have historically experienced substantial volatility, and digital asset prices have in the past and may in the future be driven by speculation and incomplete information, subject to rapidly changing investor sentiment, and influenced by factors such as technology, macroeconomic conditions, regulatory void or changes, fraudulent actors, manipulation, and media reporting. Further, the value of bitcoin and other digital assets may be significantly impacted by factors beyond our control, including consumer trust in the market acceptance of bitcoin as a means of exchange by consumers and producers.

Halving

The halving is an important part of the Bitcoin ecosystem, and it is closely watched by miners, investors, and other participants in the digital asset market. Each halving event has historically been associated with significant price movements in the value of bitcoin.

Network Hash Rate and Difficulty

Generally, a bitcoin mining rig’s chance of solving a block on the Bitcoin blockchain and earning a bitcoin reward is a function of the mining rig’s hash rate, relative to the global network hash rate (i.e., the aggregate amount of computing power devoted to supporting the Bitcoin blockchain at a given time). As demand for bitcoin increases, the global network hash rate rapidly increases, and as more adoption of bitcoin occurs, we expect the demand for new bitcoin will likewise increase as more mining companies are drawn into the industry by this increase in demand. Further, as more and increasingly powerful mining rigs are deployed, the network difficulty for Bitcoin increases. Network difficulty is a measure of how difficult it is to solve a block on the Bitcoin blockchain, which is adjusted every 2,016 blocks, or approximately every two weeks, so that the average time between each block is approximately ten minutes. A high difficulty means that it will take more computing power to solve a block and earn a new bitcoin reward, which, in turn, makes the Bitcoin network more secure by limiting the possibility of one miner or mining pool gaining control of the network. Therefore, as new and existing miners deploy additional hash rate, the global network hash rate will continue to increase, meaning a miner’s share of the global network hash rate (and therefore its chance of earning bitcoin rewards) will decline if it fails to deploy additional hash rate at pace with the industry.

STRATEGIC FOCUS

Our focus in 2023 was on growth execution and transition into a more mature organization with diversified portfolio of bitcoin mining technologies and assets. This focus consisted of both the expansion of operations of our core bitcoin mining business (operating mining rigs at third-party owned and operated data centers), acquiring and operating bitcoin mining sites to host our own bitcoin mining rigs, and operating MaraPool, our proprietary bitcoin mining pool which orchestrates the operation of our fleet of mining rigs. Key activities and milestones throughout 2023 included the following:

•In December 2023, we entered into a definitive agreement to acquire two currently operational bitcoin mining sites, totaling 390 megawatts of capacity, in Granbury, Texas and Kearney, Nebraska, to reduce the cost per coin of our current operations at these sites and further transition from the asset-light organization to one that manages a diversified and resilient portfolio of bitcoin mining operations. The transaction closed on January 12, 2024;

•We deployed capital to secure the most efficient Application Specific Integrated Circuit mining rigs (“ASICs”) through contracts that included price protection clauses which benefited the Company as ASICs prices declined throughout the second and third quarters of 2023;

•We continued operations at a wind-powered site in McCamey, Texas and other smaller sites, which have increased our use of renewable sources of energy;

•We secured additional hosting services to further our planned expansion of operations, entering into third-party hosting relationships with Applied Digital Corporation (“APLD”) to host S19XP mining rigs at sites in Texas and North Dakota; and

•We increased our hash rate from 7.0 and 7.0 installed and energized exahashes per second, respectively, as of December 31, 2022 to 25.2 and 24.7 installed and energized exahashes per second, respectively, as of December 31, 2023.

The year ended December 31, 2023 was a year of adaptation, as we overcame several operational and financial headwinds that occurred during 2022, including:

•Our primary mining facility in Hardin, Montana went offline after being damaged by a storm in mid-2022;

•Delays in the energization of the McCamey, Texas site during the second and third quarters of 2022;

•Compute North, our largest hosting partner, entered bankruptcy proceedings in September 2022;

•A significant decline in the price of bitcoin, which resulted in impairments of our bitcoin holdings throughout 2022 and an impairment charge related to the value of our mining rigs and certain contracts during the fourth quarter of 2022; and

•Challenging financial markets and macroeconomic conditions throughout 2022.

Our primary focus in 2024 is to keep our current fleet of over 210,000 bitcoin mining rigs energized and running optimally while increasing our total operational hash rate. Our operational hash rate was 7.0 exahashes per second as of December 31, 2022 and was more than 24.7 exahashes per second as of December 31, 2023. We anticipate further growth of our operational hash rate in 2024 as we bring newly acquired bitcoin miners into operation. We expect to increase our operational hash rate to approximately 35 to 37 exahashes per second in 2024. By December 31, 2025, we plan to reach 50 exahashes per second in operational hash rate. To support this growth, we have placed orders with multiple manufacturers for approximately 22 exahashes per second and hold the option to purchase an additional 23 exahashes per second. Additionally, we expect to expand our data center capacity through a portfolio approach with a healthy mix of asset-light, asset-heavy, and joint venture partnerships.

Historically, we have grown quickly to become one of the world’s largest publicly traded bitcoin mining companies. We achieved this milestone through an asset-light strategy, which involved deploying our bitcoin miners at third-party hosted sites. This approach saved us significant amounts of capital that would have otherwise been invested in data center infrastructure and allowed us to allocate more capital into revenue-generating assets, including bitcoin miners. During the year ended December 31, 2023 we shifted our strategy from an asset-light business model to a diversified and resilient portfolio approach directly supporting our bitcoin mining operations. This approach involves managing a strategic mix of third-party hosted sites and self-owned and operated sites, which we believe will help the business weather market downturns by optimizing its cost structure. In January 2024, we acquired two data centers totaling 390 megawatts. Following this acquisition, our operations are moving towards being more evenly split between third-party hosted and self-owned and operated sites.

In 2023, we launched a joint venture in Abu Dhabi, United Arab Emirates, which operates two sites with a total capacity of 250 megawatts, of which we own 20%. These sites operate in one of the world’s most challenging environments, with summertime temperatures of approximately 115 degrees Fahrenheit and 98% humidity. We believe our state-of-the-art immersion technology deployed at these sites has resulted in the bitcoin mining rigs operating with minimal human intervention and need for repairs. In addition, in November 2023 we launched a joint venture project in Paraguay to support 20 megawatts and expect operations to commence at the site during the quarter ending June 30, 2024. We intend to continue our international expansion efforts into 2024.

To support this shift in strategy and to capitalize on opportunities for international expansion and industry consolidation, we strengthened our liquidity position – a priority that we intend to continue focusing on in 2024. Our combined cash and cash equivalents and bitcoin reserve totaled nearly $1.0 billion as of December 31, 2023. Refer to the “Liquidity and Capital Resources” section, for further information.

We also expect to deploy several technological innovations developed by our technology team and partners. These innovations include new immersion-cooling systems, hardware, and software solutions that are designed to optimize mining rig performance and the reliability of our operations. Moreover, we are exploring novel sources of underutilized or wasted energy sources, which may reduce bitcoin production costs.

Research and Development

Our research and development (“R&D”) efforts play a critical role in driving our innovation and growth. Our R&D process is designed to support the creation and development of new tools and processes intended to serve an integral part of our overall business strategy and enhance our market position as an advanced and sustainable bitcoin miner.

The first step in the R&D process is ideation, which is the process of generating and evaluating new ideas. We encourage our team members to come up with creative and innovative ideas, and then we provide them with the resources and support they need to explore these ideas further.

Once we have identified a promising idea, the next step is to develop a prototype. This typically involves creating a small-scale version of the product or service, which can be tested and evaluated in order to identify potential issues and improve the design. We conduct market research to understand the potential market for the product or service.

The final step in our R&D process is testing and validation. This involves conducting thorough testing of the prototype to identify any issues or flaws, and to ensure that it meets our rigorous quality standards. We also conduct market testing to gather feedback from real-world users, and use this feedback to refine and improve the product or service.

Overall, our R&D process is designed to support the creation and development of innovative technology advancements that ensure we maintain our competitive advantages and improve its position as a leading bitcoin miner. We believe that this process is essential for driving growth, staying ahead of the competition, and achieving success.

Strategic Investments

We are committed to pursuing strategic investments that align with our vision and values. Our strategic focus is to identify and partner with companies that we believe will generate synergies to create long-term value for our stockholders.

One key element of our investment strategy is to focus on companies that are at the forefront of emerging technologies and industries. We believe targeted companies have the potential to drive significant innovation and growth, and we are committed to supporting the development through investments in both hardware and software companies.

Another key aspect of our strategy is to prioritize investments in companies that are aligned with our values and mission. We believe our stockholders expect us to support businesses that operate in a responsible and sustainable manner, and we are committed to making investments that reflect these values.

Overall, our investment strategy is designed to support our growth and success, while propelling our business to be the most advanced, agile, and efficient bitcoin miner. We are committed to making strategic investments that align with both our vision and values, and believe this approach will help us achieve long-term success.

OPERATIONS

We deploy miners at sites throughout the United States, as well as in the United Arab Emirates and Paraguay. In the United States, with the exception of the sites in Granbury, Texas and Kearney, Nebraska, which we acquired in January 2024 and are currently operated by a third party, all of our sites are currently hosted by third parties to whom we pay a fee. The follow map represents our site locations, with additional information to follow summarizing our current and anticipated operating sites in the United States and internationally:

E
B
K
F
I
J
C
D
A
G
H
A
McCamey, TX
• Co-Located on a Wind Farm
• 200MW
B
Ellendale, ND
• Grid
• 180MW
C
Garden City, TX
• Co-Located on a Wind Farm
• 100MW
D
Granbury, TX
• Grid
• 100MW
E
Jamestown, ND
• Grid
• 33MW
F
Kearney, NE
• Grid
• 100MW
G
Abu Dhabi, UAE
• 64MW Online
• 250MW Total
H
Hernandias, Paraguay
• Co-Located at Itaipu hydroelectric dam
• 27MW
I Hopedale, OH
J Murray, KY
K Layton, UT

Site Location	Host	Mega- watts	Energized Exahash	Fleet (1)
McCamey, Texas	Hut 8 Mining Corp. ("Hut 8") affiliate	216	7.7	43,000 S19j Pros and 25,000 S19 XPs
Ellendale, North Dakota	APLD affiliate	180	7.8	57,000 S19 XPs
Garden City, Texas	APLD affiliate	100	4.5	30,000 S19 XPs and 4,200 S19j Pros
Granbury, Texas (2)	Hut 8 affiliate	53	1.9	12,000 S19j Pros, 5,000 S19 XPs and 7,000 S19 K Pros
Jamestown, North Dakota	APLD affiliate	40	1.4	10,000 S19 XPs, with another 768 units of immersion
Kearney, Nebraska (2)	Hut 8 affiliate	12	0.3	2,300 S19j Pros, 1,000 S21s and 1,300 MicroBTs
Other (3)	Various	10	0.3	2,590 S19j Pros, 2,800 S19 Pros and 600 S19s
Abu Dhabi, United Arab Emirates	Zero Two	25	0.6	4,370 XPs
Paraguay	Penguin Infrastructure S.A.	4	0.2	1,688 XPs
Total		640	24.7

(1) Notes the approximate deployed and operational fleet at each site location or the anticipated scope of the fleet to be deployed at those sites not yet operational.

(2) On January 12, 2024, the Company, through its wholly owned subsidiary MARA USA Corporation, acquired two operational bitcoin mining sites.

(3) Includes site locations of Hopedale, Ohio, Murray, Kentucky and Layton, Utah. An additional 4,700 j Pros are anticipated to be energized in 2024.

COMPETITION

In digital asset mining, companies and individuals use computing power to solve cryptographic algorithms to record and publish transactions to blockchain ledgers or provide transaction verification services to the Bitcoin network in exchange for digital asset rewards. The current reward for verifying a block on the Bitcoin blockchain is 6.25 bitcoin. Miners can range from individual enthusiasts to professional mining operations with dedicated data centers. Miners may organize themselves in mining pools. We compete or may in the future compete with other companies that focus all or a portion of their activities on owning or operating digital asset exchanges, developing programming for the blockchain, and mining activities. Currently, the information concerning the activities of these enterprises is not readily available as the vast majority of the participants in this sector do not publish information publicly or the information may be unreliable.

While there is limited available information regarding non-public competitors, several public companies (traded in the United States and internationally), such as the following, may be considered to compete with us:

•Argo Blockchain plc;

•Bitfarms Ltd.;

•Bit Digital, Inc.;

•Cipher Mining Inc.;

•Cleanspark, Inc.;

•Core Scientific, Inc.;

•Greenidge Generation Holdings Inc.;

•Hive Digital Technologies Ltd.;

•Hut 8 Corp.;

•Iris Energy Limited;

•Riot Platforms, Inc.;

•Stronghold Digital Mining, Inc.; and

•TeraWulf Inc.

We believe our recent acquisition of two currently operational bitcoin mining sites, totaling 390 megawatts of capacity, in Granbury, Texas and Kearney, Nebraska and our ongoing deployment of miners positions us well among the publicly traded companies involved in the digital asset mining industry. The digital asset mining industry is a highly competitive and evolving industry and new competitors and/or emerging technologies could enter the market and affect our competitiveness in the future.

INTELLECTUAL PROPERTY

We actively use specific hardware and software for digital asset mining operations. In certain cases, source code and other software assets may be subject to an open-source license, as much of the technology development underway in our sector is open source.

We currently own five patents in the United States and have six patent applications pending. The expiration dates of our patents range from March 2036 and November 2043. Our patents improve efficiency to decrease settlement risk and expand server and radio functionalities. In the future, we may seek to register additional patents in connection with our existing and planned blockchain and digital asset operations.

We rely upon the following to protect and enforce our proprietary information and intellectual property:

•trade secrets;

•trademarks;

•service marks;

•trade names;

•copyrights; and

•other intellectual property rights.

Additionally, we expect to license the use of intellectual property rights owned and controlled by others. We also have developed, and may further develop, certain proprietary software applications for purposes of its digital asset mining operation and may license proprietary software application to third parties.
REGULATORY LANDSCAPE

We operate within a complex and rapidly evolving regulatory environment and are subject to a wide range of laws and regulations enacted by U.S. federal, state, and local governments, governmental agencies, and regulatory authorities, including the SEC, the Commodity Futures Trading Commission (the “CFTC”), the Federal Trade Commission (the “FTC”), and the Financial Crimes Enforcement network of the U.S. Department of Treasury, as well as similar entities in other countries. Other regulatory bodies have demonstrated an interest in regulating or investigating companies engaged in blockchain or cryptocurrency businesses.

Regulations may substantially change in the future and it is presently not possible to know how regulations will apply to our business, or when they may be effective. While we anticipate that bitcoin mining will be an area of focus for regulators in 2024 and beyond, we cannot predict with certainty the impact regulations may have on our business or operations. As the regulatory and legal environment evolves, we may become subject to new laws and regulations by the SEC and other agencies, which may affect our mining operations and other activities. Additionally, state and local regulation of bitcoin mining is important with respect to where we conduct our mining operations. A substantial number of our bitcoin miners are located in Texas and North Dakota, which are generally favorable regulatory environments for bitcoin miners as compared to other states. However, we may also become subject to additional regulatory requirements on a state and local level in the geographies in which we operate, and as we strategically expand our operations into new areas.

For additional discussion regarding our belief about the potential risks existing and future regulation pose to our business, see Part I, Item 1A. “Risk Factors” of this Annual Report.

HUMAN CAPITAL AND DIVERSITY, EQUITY AND INCLUSION

As of December 31, 2023, we had a total workforce of approximately 60 employees across our entire organization, all of whom were employed full-time, including professionals in accounting, communications, engineering, finance, growth, human resources, information and technology, investor relations, legal, and operations.

Our strategy with human capital resources is to align the interests of our employees with our key long-term success drivers. In execution of this strategy, we adopted an equity incentive plan, under which all eligible employees can be granted options, restricted stock, preferred stock, restricted stock units or warrants. We believe our performance plan is a key incentive for our employees that aligns their long-term interests with our long-term objectives as an organization.

We also compare salary and wages against quantitative benchmarks and adjust monetary compensation to ensure wages are competitive and consistent with employee positions, skill levels, experience, and geographic location. We maintain a robust process for ensuring pay equity across the Company and increases in incentives and compensation based on merit and performance. In addition, we provide a comprehensive range of benefits options, including medical, dental and vision insurance for employees and family members, paid and unpaid leaves, and life and disability/accident coverage.

At Marathon, we seek to attract a pool of diverse, best-in-class candidates and foster their career growth by hiring the best talent available, rather than relying solely on educational background. In support of such initiative, we look for candidates in local communities and large cities alike, and from a variety of backgrounds. Our goal is a long-term, growth-oriented career for each employee. We also believe that our ability to retain our workforce is dependent on our ability to foster an environment that is sustainably safe, respectful, fair, and inclusive of everyone, and promotes diversity, equity, and inclusion both inside and outside of our business.

RECENT DEVELOPMENTS

On October 24, 2023, we commenced a new at-the-market offering program (the “2023 ATM”) with H.C. Wainwright & Co., LLC, acting as sales agent (“Wainwright”), pursuant to an at-the-market offering agreement (the “ATM Agreement”), under which we may offer and sell shares of our common stock from time to time through the sales agent having an aggregate offering price of up to $750.0 million. As of December 31, 2023, we sold 19,591,561 shares of common stock under the 2023 ATM for an aggregate purchase price of $248.1 million, net of commissions and expenses. Subsequent to December 31, 2023, we sold additional shares of common stock under the 2023 ATM such that the aggregate offering price of shares sold under the 2023 ATM is approximately $750.0 million. In February 2024, we intend to commence a new at-the-market offering program with Wainwright acting as sales agent (the “2024 ATM”) pursuant to the ATM Agreement, under which we may offer and sell shares of our common stock from time to time through Wainwright having an aggregate offering price of up to $1.5 billion.

On January 12, 2024, we consummated an acquisition of 100% of the issued and outstanding equity interests (the “Transaction”) of GC Data Center Equity Holdings, LLC, through our wholly owned subsidiary MARA USA Corporation, pursuant to which we acquired two operational bitcoin mining sites for an aggregate 390 megawatts of operational capacity in exchange for $179.0 million cash consideration, subject to customary working capital adjustments. We hope to realize synergies from this transaction through the integration of our technology stack, which we expect will improve efficiencies and scale our operating capacity.

In November 2023, we launched a joint venture in Paraguay with 1,170 miners energized. The operations at this facility are powered entirely by hydroelectricity. We expect operations at this facility to commence during the quarter ending June 30, 2024 and to generate 1.1 exahashes.

We completed the installation and energization of approximately 28,000 S19 XPs to commence operations at a Garden City, Texas site during the quarter ended December 31, 2023.

CORPORATE HISTORY AND INFORMATION

We were incorporated in the State of Nevada on February 23, 2010 under the name Verve Ventures, Inc. On December 7, 2011, we changed our name to American Strategic Minerals Corporation, and in October 2012, we changed our name to Marathon Patent Group, Inc. We operated as Marathon Patent Group, Inc. until March 1, 2021, when we changed our name to Marathon Digital Holdings, Inc. Our corporate headquarters are located at 101 SE Third Avenue, Suite 1200, Fort Lauderdale, Florida 33301. We also maintain a West Coast office at 300 Spectrum Center Drive, Suite 950, Irvine, California 92618. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and any amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act, as well as other filings made with the SEC, are available free of charge through our website (www.mara.com under the “Investors” section).
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

Risk Factor Summary

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below and should be carefully considered, together with other information included in this Annual Report.

Risks Related to Our Business

•Bitcoin prices are very volatile and this may affect our ability to effectively manage growth plans and our profitability;

•If we fail to grow our hash rate, we may be unable to compete, and our results of operations could suffer.

•Fluctuations in the price of bitcoin may significantly influence the market price of our bitcoin holdings and therefore the price of our common stock;

•Further significant disruptions in the crypto asset markets, such as those experienced in the second half of 2022, may cause further material impairment of the value and use of our mining rigs;

•Political or economic crises may motivate large-scale sales of digital assets, which could result in a reduction in some or all digital assets’ values and adversely affect an investment in our securities;

•Bitcoin is subject to halving and as such the reward for successfully solving a block will halve several times in the future and its value may not adjust to compensate us for the reduction in the rewards we receive from our mining efforts, which could cause us to cease our mining operations altogether and investors could suffer a complete loss of their investment;

•Security threats to our business could result in a loss of our digital assets, or damage to our reputation and brand, each of which could adversely affect an investment in our securities;

•The limited rights of legal recourse against us, and our lack of insurance protection exposes us and our stockholders to the risk of loss of our digital assets for which no person is liable;

•We rely on third-party hosting, and as such, our operations could be adversely affected by the actions or inactions of such third-parties. Additionally, third-party hosting, among other things, often requires us to give the hosting company a first lien on the mining rigs installed on the site and creates business risk for us.

•We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet periodic reporting obligations; and

•We have unresolved Staff comments which could result in restated financial statements.

Risks Related to Governmental Regulation and Enforcement

•Regulatory changes or actions may restrict the use of bitcoins or the operation of the Bitcoin network in a manner that adversely affects an investment in our securities;

•Due to the unregulated nature and lack of transparency surrounding the operations of many bitcoin trading venues, they may experience fraud, security failures or operational problems, which may adversely affect the value of our bitcoin;

•If regulatory changes or interpretations require the regulation of bitcoins under the Securities Act and the Investment Company Act of 1940, as amended (the “Investment Act”) by the SEC, we may be required to register and comply with such regulations. To the extent we decide to continue operations, the required registrations and regulatory compliance steps may result in extraordinary, non-recurring expenses to us. We may also decide to cease certain operations. Any disruption of our operations in response to the changed regulatory circumstances may be at a time that is disadvantageous to investors. This would likely have a material adverse effect on us and investors may lose their investment; and

•Changing environmental regulation and public energy policy may expose our business to new risks.

Risks Related to Our Common Stock

•Our stock price is volatile; and

•Because there has been limited precedent set for financial accounting of bitcoin and other cryptocurrency assets, the determination that we have made for how to account for cryptocurrency assets transactions may be subject to change.

Risks Related to Our Business

Bitcoin prices are highly volatile, which may affect our ability to effectively manage growth plans and our profitability.

The price of bitcoin is extremely volatile and in fiscal 2023 the price range of bitcoin was between approximately $16,600 and $42,300. The cost to mine a bitcoin is independent of the then current price of bitcoin, so when prices are low, the cost per coin to mine may consume much of our available cash, which means that there is less capital with which to invest in future company growth. Similarly, when prices are low, our profitability is decreased on a dollar-for-dollar basis correlated to the then price of bitcoin. Given the volatility of bitcoin, these factors render us unable to accurately predict in advance what our growth plans may be and accurately forecast any revenue and profitability projections for any reporting period.

The price of bitcoin may be influenced by regulatory, commercial, and technical factors that are highly uncertain.

Bitcoin and other digital assets are relatively novel and are subject to various risks and uncertainties that may adversely impact their price. For example, the application of securities laws and other regulations to such assets is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may create new regulations or interpret laws in a manner that adversely affects the price of bitcoin. The growth of the digital assets industry in general, and the use and acceptance of bitcoin in particular, may also impact the price of bitcoin and is subject to a high degree of uncertainty. The pace of worldwide growth in the adoption and use of bitcoin could depend on the following:

•public familiarity with digital assets;

•ease of buying and accessing bitcoin;

•institutional demand for bitcoin as an investment asset;

•consumer demand for bitcoin as a means of payment; and

•the availability and popularity of alternatives to bitcoin.

Even if growth in bitcoin adoption occurs in the near or medium-term, there is no assurance that bitcoin usage will continue to grow over the long-term. Because bitcoin has no physical existence beyond the record of transactions on the Bitcoin blockchain, a variety of technical factors related to the Bitcoin blockchain could also impact the price of bitcoin. For example, malicious attacks by “miners” who validate bitcoin transactions, inadequate mining fees to incentivize validating of bitcoin transactions, “hard forks” of the Bitcoin blockchain, and advances in quantum computing could undercut the integrity of the Bitcoin blockchain and negatively affect the price of bitcoin. The liquidity of bitcoin may also be reduced and damage to the public perception of bitcoin may occur, if financial institutions were to deny banking services to businesses that hold bitcoin, provide bitcoin-related services or accept bitcoin as payment, which could also decrease the price of bitcoin.

Fluctuations in the price of bitcoin may significantly influence the market price of our bitcoin holdings and therefore, the price of our common stock.

To the extent investors view the value of our common stock as linked to the value or change in the value of our bitcoin, fluctuations in the price of bitcoin may significantly influence the market price of our common stock.

If we fail to grow our hash rate, we may be unable to compete, and our results of operations could suffer.

Generally, a bitcoin miner’s chance of solving a block on the Bitcoin blockchain and earning a bitcoin reward is a function of the miner’s hash rate (i.e., the amount of computing power devoted to supporting the Bitcoin blockchain), relative to the global network hash rate. As greater adoption of Bitcoin occurs, we expect the demand for Bitcoin will increase further, drawing more mining companies into the industry and thereby increasing the global network hash rate. As new and more powerful miners are deployed, the global network hash rate will continue to increase, meaning a miner’s chance of earning bitcoin rewards will decline unless it deploys additional hash rate at pace with the industry.

Accordingly, to maintain our chances of earning new bitcoin rewards and remaining competitive in our industry, we must seek to continually add new miners to grow our hash rate at pace with the growth in the Bitcoin global network hash rate. However, as demand has increased and scarcity in the supply of new miners has resulted, the price of new miners has increased sharply, and we expect this process to continue in the future as demand for bitcoin increases. Therefore, if the price of bitcoin is not sufficiently high to allow us to fund our hash rate growth through new miner acquisitions and if we are otherwise unable to access additional capital to acquire these miners, our hash rate may stagnate and we may fall behind our competitors. If this happens, our chances of earning new bitcoin rewards would decline and, as such, our results of operations and financial condition may suffer.

Further significant disruptions in the crypto asset markets, such as those experienced in the second half of 2022, may cause further material impairment of the value and use of our mining rigs.

During the fourth quarter of 2022, the per coin price of bitcoin reached a low of approximately $15,500 from a high of almost $21,500 earlier in the quarter. This decrease in the price of bitcoin, combined with general market sentiment caused in large part by the collapse of FTX Trading Ltd. (“FTX”) in November 2022 and various bitcoin company-related bankruptcies and restructurings, led to a material decline in the fair value of our mining rigs and deposits for future mining rig purchases during that period. As a result, we recorded an impairment charge of $332.9 million on these assets during the quarter ended December 31, 2022, although operations were unaffected and continued throughout the period. Any future decrease in the value of bitcoin could cause us to record additional impairments in the value of our current and future assets.

In addition, if bitcoin prices dropped to levels below that experienced in 2022 and held at those levels for a significant period of time, it could impact our profitability such that we would possibly need to consider whether it would be prudent to leave certain of our mining rigs idle until the price of bitcoin recovered.

Theoretically, there is a minimum bitcoin price that is so low that we would be incentivized to cease our mining operations, particularly where our operating costs exceed our revenues. However, this is a complex projection involving multiple ever-changing, dynamic variables. We have multiple mining sites and hosting partners, all with different hosting prices, electricity prices, and contract structures. These costs would need to be compared to the current revenue being produced by our mining rigs.

Geopolitical or economic crises may create increased uncertainty and price changes, or motivate large-scale sales of digital assets, which could result in a reduction in some or all digital assets’ values and adversely affect an investment in our securities.

As an alternative to fiat currencies that are backed by central governments, digital assets such as bitcoin, which are relatively new, are subject to supply and demand forces based upon the desirability of an alternative, decentralized means of buying and selling goods and services. It is unclear how such supply and demand will be impacted by geopolitical events. Nevertheless, geopolitical or economic crises may motivate large-scale acquisitions or sales of digital assets either globally or locally. Large-scale sales of digital assets would result in a reduction in their value and could adversely affect an investment in our securities.

In addition, we are subject to price volatility and uncertainty due to geopolitical crises and economic downturns. Such geopolitical crises and global economic downturns may be a result of invasion, or possible invasion, by one nation of another, leading to increased inflation and supply chain volatility. Such crises, as well as inflation, will likely continue to have an effect on our ability to do business in a cost-effective manner.

The sale of our digital assets to pay expenses at a time of low digital asset prices could adversely affect an investment in our securities.

We may sell our digital assets to pay expenses on an as-needed basis, irrespective of then-current prices. Consequently, our digital assets may be sold at a time when the prices on the respective digital asset exchange market are low, which could adversely affect an investment in our securities.
The development and acceptance of digital asset networks and other digital assets, which represent a new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development or acceptance of digital asset systems may adversely affect an investment in our securities.

Digital assets such as bitcoin, that may be used, among other things, to buy and sell goods and services are a new and rapidly evolving industry. The growth of the digital asset industry in general, and the digital asset networks of bitcoin in particular, are highly uncertain. The factors affecting the further development of the digital asset industry, as well as the digital asset networks, include:

•continued worldwide growth in the adoption and use of bitcoins and other digital assets;

•government and quasi-government regulation of bitcoins and other digital assets and their use, or restrictions on or regulation of access to and operation of the digital asset network or similar digital assets systems;

•the maintenance and development of the open-source software protocol of the Bitcoin network;

•changes in consumer demographics and public tastes and preferences;

•the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;

•general economic conditions and the regulatory environment relating to digital assets;

•the impact of regulators focusing on digital assets and digital securities and the costs associated with such regulatory oversight; and

•a decline in the popularity or acceptance of the digital asset networks of bitcoin, or similar digital asset systems, could adversely affect an investment in our securities.

The open-source structure of the Bitcoin network protocol means the contributors to the protocol are generally not directly compensated for their contributions in maintaining and developing the protocol. A failure to properly monitor and upgrade the protocol could damage the Bitcoin network and an investment in our securities.

Digital asset networks are open-source projects and, although there is an influential group of leaders in, for example, the Bitcoin network community known as the “Core Developers,” there is no official developer or group of developers that formally controls the Bitcoin network. As an open-source project, Bitcoin is not represented by an official organization or authority. The Bitcoin network protocol is not sold and contributors are generally not compensated for maintaining and updating the Bitcoin network protocol. The lack of guaranteed financial incentive for contributors to maintain or develop the Bitcoin network and the lack of guaranteed resources to adequately address emerging issues with the Bitcoin network may reduce incentives to address the issues adequately or in a timely manner. Changes to a digital asset network in which we are directing our mining efforts may adversely affect an investment in our securities.

The acceptance of digital asset network software patches or upgrades by a significant, but not overwhelming, percentage of the users and miners in any digital asset network could result in a “fork” in the respective blockchain, resulting in the operation of two separate networks until such time as the forked blockchains are merged. The temporary or permanent existence of forked blockchains could adversely impact an investment in our securities.

Due to Bitcoin’s open-source project, any individual can download the Bitcoin network software and make any desired modifications, which are proposed to users and miners on the Bitcoin network through software downloads and upgrades, and typically posted to the Bitcoin development forum on GitHub.com. A substantial majority of miners and Bitcoin users must consent to those software modifications by downloading the altered software or upgrade that implements the changes. If not, the changes do not become a part of the Bitcoin network.

Since the Bitcoin network’s inception, changes to the Bitcoin network have been accepted by the vast majority of users and miners, ensuring that the Bitcoin network remains a coherent economic system. However, a developer or group of developers could potentially propose a modification to the Bitcoin network that is not accepted by a vast majority of miners and users, but that is nonetheless accepted by a substantial population of participants in the Bitcoin network. In such a case, and if the modification is material and/or not backwards compatible with the prior version of Bitcoin network software, a fork in the blockchain could develop and two separate Bitcoin networks could result with one running the pre-modification software program and the other running the modified version (i.e., a second “Bitcoin” network).

Such a fork in the blockchain is typically addressed by community-led efforts to merge the forked blockchains, and several prior forks have been so merged. This kind of split in the Bitcoin network could materially and adversely impact an investment in our securities and harm the sustainability of the Bitcoin network’s economy.
As the number of digital assets awarded for solving a block in the blockchain decreases, the incentive for miners to continue to contribute processing power to the respective digital asset network will transition from a set reward to transaction fees. Either the requirement from miners of higher transaction fees in exchange for recording transactions in the blockchain or a software upgrade that automatically charges fees for all transactions may decrease demand for digital assets and prevent the expansion of the digital asset networks to retail merchants and commercial businesses, resulting in a reduction in the price of digital assets that could adversely impact an investment in our securities.

In order to incentivize miners to continue to contribute processing power to any digital asset network, such network may either formally or informally transition from a set reward to transaction fees earned upon solving for a block. This transition could be accomplished either by miners independently electing to record in the blocks they solve only those transactions that include payment of a transaction fee or by the digital asset network adopting software upgrades that require the payment of a minimum transaction fee for all transactions. If transaction fees paid for digital asset transactions become too high, the marketplace may be reluctant to accept digital assets as a means of payment and existing users may be motivated to switch from one digital asset to another digital asset or back to fiat currency. Decreased use and demand for bitcoins that we have accumulated may adversely affect its value and may adversely impact an investment in it.

To the extent that any miners cease to record transactions in solved blocks, transactions that do not include the payment of a transaction fee will not be recorded on the blockchain until a block is solved by a miner who does not require the payment of transaction fees. Any widespread delays in the recording of transactions could result in a loss of confidence in that digital asset network, which could adversely impact an investment in our securities.

To the extent that any miners cease to record transaction in solved blocks, such transactions will not be recorded on the blockchain. Currently, there are no known incentives for miners to actively not record transactions in solved blocks. However, to the extent that any such incentives arise (e.g., a collective movement among miners or one or more mining pools forcing bitcoin users to pay transaction fees as a substitute for or in addition to the award of new bitcoins upon the solving of a block), actions of miners solving a significant number of blocks could delay the recording and confirmation of transactions on the blockchain. Any systemic delays in the recording and confirmation of transactions on the blockchain could result in greater exposure to double-spending transactions and a loss of confidence in certain or all digital asset networks, which could adversely impact an investment in our securities.

If a malicious actor or botnet obtains control in excess of 50% of the processing power active on any digital asset network, including the Bitcoin network, it is possible that such actor or botnet could manipulate the blockchain in a manner that adversely affects an investment in our securities.

If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the processing power dedicated to mining on any digital asset network, it may be able to alter the blockchain by constructing alternate blocks if it is able to solve for such blocks faster than the remainder of the miners on the blockchain can add valid blocks. Within the alternate blocks, the malicious actor or botnet could control, exclude or modify the ordering of transaction. However, it could not generate new digital assets or transactions using such control. Using alternate blocks, the malicious actor or botnet could “double-spend” its own digital assets (i.e., spend the same digital assets in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintains control. To the extent that such malicious actor or botnet does not yield its majority control of the processing power or the digital asset community does not reject the fraudulent blocks as malicious, reversing any changes made to the blockchain may not be possible. Such changes could adversely affect an investment in our securities.

The approach towards and possible crossing of the 50% threshold indicates a greater risk that a single mining pool could exert authority over the validation of digital asset transactions. To the extent that the digital assets ecosystems do not act to ensure greater decentralization of digital asset mining processing power, the feasibility of a malicious actor obtaining in excess of 50% of the processing power on any digital asset network (e.g., through control of a large mining pool or through hacking such a mining pool) will increase, which may adversely impact an investment in our securities.

Bitcoin is subject to halving, and as such the reward for successfully solving a block will halve several times in the future and its value may not adjust to compensate us for the reduction in the rewards we receive from our mining efforts, which could cause us to cease our mining operations altogether and investors could suffer a complete loss of their investment.

Halving is a process designed to control the overall supply and reduce the risk of inflation in digital assets using a Proof-of-Work consensus algorithm. In an event referred to as bitcoin “halving,” the bitcoin reward for mining any block is cut in half. For example, the mining reward for bitcoin declined from 12.5 to 6.25 bitcoin on May 11, 2020. This process is scheduled to occur once every 210,000 blocks. It is estimated that bitcoin will next halve in April 2024 and then approximately every four years thereafter, until the total amount of bitcoin rewards issued reaches 21.0 million, and the theoretical supply of new Bitcoin is exhausted, which is expected to occur around 2140. Once 21.0 million bitcoin are generated, the network will stop producing more. Currently, there are more than 19.0 million bitcoin in circulation. While bitcoin prices have had a history of price fluctuations around halving events, there is no guarantee that any such price change will be favorable or would compensate for the reduction in mining reward. If a corresponding and proportionate increase in the price of bitcoin does not follow these anticipated halving events, the revenue from our mining operations would decrease, and we may not have an adequate incentive to continue mining and may cease mining operations altogether, which may adversely affect an investment in our securities and investors could suffer a complete loss of their investment.

Furthermore, such reductions in bitcoin rewards for uncovering blocks may result in a reduction in the aggregate hash rate of the bitcoin network as the incentive for miners decreases. Miners ceasing operations would reduce the collective processing power on the network, which would adversely affect the confirmation process for transactions and make the bitcoin network more vulnerable to malicious actors or botnets obtaining control in excess of 50% of the processing power active on the blockchain. Such events may adversely affect our activities and an investment in our securities.

To the extent that the profit margins of digital asset mining operations are not high, operators of digital asset mining operations are more likely to immediately sell their digital assets earned by mining in the digital asset exchange market, resulting in a reduction in the price of digital assets that could adversely impact an investment in our securities.

Over the past two years, digital asset mining operations have evolved from individual users mining with computer processors, graphics processing units and first-generation mining rigs. Currently, new processing power brought onto the digital asset networks is predominantly added by “professionalized” mining operations. Professionalized mining operations may use proprietary hardware or sophisticated machines.

Professionalized mining operations require:

•the investment of significant capital for the acquisition of such hardware;

•the leasing of operating space (often in data centers or warehousing facilities);

•incurring of electricity costs; and

•the employment of technicians to operate the mining farms.

As a result, professionalized mining operations are of a greater scale than prior miners and have more defined, regular expenses and liabilities. These regular expenses and liabilities require professionalized mining operations to more immediately sell digital assets earned from mining operations on the digital asset exchange market. To the contrary, it is believed that past individual miners were more likely to hold mined digital assets for more extended periods. The immediate selling of newly mined digital assets greatly increases the supply of digital assets on the digital asset exchange market, creating downward pressure on the price of each digital asset.

The extent to which the value of digital assets mined by a professionalized mining operation exceeds the allocable capital and operating costs determines the profit margin of such operation. A professionalized mining operation may be more likely to sell a higher percentage of its newly mined digital assets rapidly if it is operating at a low profit margin—and it may partially or completely stop operations if its profit margin is negative.

In a low profit margin environment, a higher percentage could be sold into the digital asset exchange market more rapidly, potentially reducing digital asset prices. Lower digital asset prices may result in further tightening of profit margins, particularly for professionalized mining operations with higher costs and more limited capital reserves, creating a network effect that may further reduce the price of digital assets until mining operations with higher operating costs become unprofitable and remove mining power from the respective digital asset network. The network effect of reduced profit margins resulting in greater sales of newly mined digital assets could result in a reduction in the price of digital assets that could adversely impact an investment in our securities.

Our reliance on immersion-cooling exposes us to additional risks.

Our business is also active in Bitcoin-related projects related to the technological development of immersion-cooling, an emerging technology in bitcoin mining, which is not in wide-spread use in the bitcoin mining industry, and has yet to be deployed in large scale. As such, there is a risk we may not succeed in developing or deploying immersion-cooling at such a large scale to achieve sufficient cooling performance. Our bitcoin miners that utilize immersion-cooling technology do not primarily rely on the use of water. All Bitcoin mining infrastructure, including immersion-cooling and air-cooling, is an evolving study. Cooling of bitcoin miners in general is a risk to achieving full potential from our hash rate.

The loss or destruction of a private key required to access a digital asset may be irreversible. Our loss of access to our private keys or a data loss relating to our digital assets could adversely affect an investment in our securities.

Digital assets are controllable only by the possessor of both the unique public key and private key relating to the local or online digital wallet which hold the digital assets. We are required by the operators of digital asset networks to publish the public key relating to a digital wallet in use once we first verify a spending transaction from that digital wallet and broadcast such information into the respective network. We safeguard the private keys relating to our digital assets by relying on three custody providers, including New York Digital Investment Group LLC’s (“NYDIG”), relying on 100% cold-storage custody solutions held in purpose-built physically-secure environments based on established, industry best practices to safeguard digital assets from theft, loss, destruction or other issues relating to hackers and technological attack. To the extent a private key is lost, destroyed or otherwise compromised and no backup of the private key is accessible, we will be unable to access the digital assets and the private key will not be capable of being restored by the respective digital asset network. Any loss of private keys relating to digital wallets used to store our digital assets could adversely affect an investment in our securities.

Security threats to our business could result in, a loss of our digital assets, or damage to our reputation and our brand, each of which could adversely affect an investment in our securities.

Security breaches, computer malware and computer hacking attacks have been a prevalent concern in the digital asset exchange markets. A security breach caused by hacking, could include, but is not limited to:

•efforts to gain unauthorized access to information or systems;

•efforts to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment; and

•the inadvertent transmission of computer viruses.

A security breach by hacking could harm our operations or result in loss of our digital assets. Any breach of our and our partners’ infrastructure could result in reputational harm and erode the trust of our partners and stockholders, which could adversely affect an investment in our securities. Furthermore, as our assets grow, we may become a more appealing target for security threats such as hackers and malware.

We rely on third-party custody providers’ 100% cold-storage custody solutions held in a purpose-built physically secure environments based on established, industry best practices to safeguard digital assets from theft, loss, destruction or other issues relating to hackers and technological attack. Notwithstanding the safeguards implemented to protect our assets, the third-party security systems may not be impenetrable or free from defect, and any loss due to a security breach, software defect or event outside of our control will be borne by us.

The security system and operational infrastructure may be breached due to the actions of outside parties, error or malfeasance of an employee, or otherwise, and, as a result, an unauthorized party may obtain access to our private keys, data or bitcoins. Additionally, outside parties may attempt to fraudulently induce our employees to disclose sensitive information in order to gain access to our infrastructure.

Despite our efforts, we may be unable to anticipate these techniques or implement adequate preventative measures since the hacking techniques used are often not recognized until launched against a target. If an actual or perceived breach of our security system occurs, the market perception of the effectiveness of our controls could be harmed, which could adversely affect an investment in our securities.

Further, in the event of a security breach, we may be subject to litigation forced to cease operations, or suffer a reduction in assets, the occurrence of each of which could adversely affect an investment in our securities.

Our ability to adopt technology in response to changing security needs or trends and our reliance on, third-party custody providers, poses a challenge to the safekeeping of our digital assets.

The history of digital asset exchanges has shown that exchanges and large holders of digital assets must adapt to technological change in order to secure and safeguard their digital assets. We rely on third-party custody providers’ 100% cold-storage custody solutions held in a purpose-built physically secure environment based on established, industry best practices to safeguard digital assets from theft, loss, destruction or other issues relating to hackers and technological attack.

We believe we may become a more appealing target of security threats as the size of our bitcoin holdings grow. To the extent that we, or any of our third-party custody providers, are unable to identify, mitigate or stop new security threats, our digital assets may be subject to theft, loss, destruction or other attack, which could adversely affect an investment in our securities. To the extent that our third-party custody providers are no longer able to safeguard our assets due to the current banking crisis, we would be at risk of loss if safeguarding protocols fail.

Digital asset transactions are irrevocable and stolen or incorrectly transferred digital assets may be irretrievable. As a result, any incorrectly executed digital asset transactions could adversely affect an investment in our securities.

Digital asset transactions are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the transaction or, in theory, control or consent of a majority of the processing power on that digital asset network. Once a transaction has been verified and recorded in a block that is added to the blockchain, an incorrect transfer of digital assets or a theft of digital assets generally will not be reversible, and we may not be capable of seeking compensation for any such transfer or theft.

Although we regularly transfer digital assets to or from vendors, consultants, services providers, it is possible that, through computer or human error, or through theft or criminal action, such assets could be transferred in incorrect amounts or to unauthorized third parties.

To the extent we are unable to seek a corrective transaction to identify the third party which has received our digital assets through error or theft, we will be unable to revert or otherwise recover the impacted digital assets, and any such loss could adversely affect an investment in our securities.

The limited rights of legal recourse against us, and our lack of insurance protection expose us and our stockholders to the risk of loss of our digital assets for which no person is liable.

Our digital assets are not insured. If our digital assets are lost, stolen or destroyed under circumstances rendering a party liable to us, the responsible party may not have the financial resources sufficient to satisfy our claim. For example, as to a particular event of loss, the only source of recovery for us might be limited to the extent identifiable, other responsible third parties (e.g., a thief or terrorist), any of which may not have the financial resources (including liability insurance coverage) to satisfy a valid claim. Furthermore, bitcoin is not subject to Federal Deposit Insurance Corporation (“FDIC”) or Securities Investor Protection Corporation protection, which is the protection afforded to depositors at banking institutions. Therefore, a loss may be suffered with respect to our digital assets for which no recourse is available, which could adversely affect our operations and, consequently, an investment in our securities.

If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our bitcoin, we may lose some or all of our bitcoin and our financial condition and results of operations could be materially adversely affected.

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

We rely on third-party hosting, and as such, our operations could be adversely affected by the actions or inactions of such third-parties. Additionally, third-party hosting, among other things, often requires us to give the hosting company, a first lien on the mining rigs installed on the site and creates business risk for us.

We do not self-host our mining rigs and rely upon third-party hosting facilities to power our mining rigs. Our third-party hosting operators host approximately 193,000 of our bitcoin miners or 23.91 of our operational hash rate capacity. Our operations and ability to mine bitcoin could be adversely affected if operators we rely on to operate our bitcoin miners experience general incompetence in performing their duties, experience financial difficulties or bankruptcy, or otherwise cannot operate our bitcoin miners in accordance with their contractual obligations.

We are dependent upon the financial viability of our third-party hosting operators, and in 2022, several large publicly traded hosting companies met severe financial issues, including bankruptcies. For example, our largest hosting partner, Compute North, filed for bankruptcy in 2022, and as a result, we recorded an impairment charge in the amount of $55.7 million. Currently, about 90% of our third-party hosting is operated by APLD and Hut 8. As a result, our operations are highly dependent on these third-parties and could be adversely affected by the actions or inactions of our third-party hosting operators.

Furthermore, in most hosting contracts, there is a requirement that the miner agrees to permit the hosting company to place a lien on the actual mining machines being hosted. If the hosting company files for bankruptcy, it may take months for the liens to be lifted, while the bankruptcy court and parties litigate these contracts and resolves issues as to ownership of assets and related areas. In these contracts, we are often required to make significant deposits against future mining fees. If the hosting party utilizes the deposits, we could risk loss of the deposits and be left with an unsecured claim in the bankruptcy. Lastly, as the bankruptcy process includes an automatic stay in favor of the debtor company, until the stay is lifted or a bankruptcy plan approved, we may not be able to move our mining rigs to a different location, even if the debtor rejects our hosting contract.

Intellectual property rights claims may adversely affect the operation of some or all digital asset networks.

Third parties may assert intellectual property claims relating to the holding and transfer of digital assets and their source code. Regardless of the merit of any intellectual property or other legal action, any threatened action that reduces confidence in some or all digital asset networks’ long-term viability or the ability of end-users to hold and transfer digital assets may adversely affect an investment in our securities. Additionally, a meritorious intellectual property claim could prevent us and other end-users from accessing some or all digital asset networks or holding or transferring our digital assets. As a result, an intellectual property claim against us or other large digital asset network participants could adversely affect an investment in our securities.

Variability in intellectual property laws may adversely affect our intellectual property position.

Intellectual property laws, and patent laws and regulations in particular, have been subject to significant variability either through administrative or legislative changes to such laws or regulations or changes or differences in judicial interpretation, and it is expected that such variability will continue to occur. Additionally, intellectual property laws and regulations differ among states, and countries. Variations in patent laws and regulations or in interpretations of patent laws and regulations in the United States and other countries may diminish the value of our intellectual property and may change the impact of third-party intellectual property on our business. Accordingly, we cannot predict the scope of patents that may be granted to us, the extent to which we will be able to enforce our patents against third parties, or the extent to which third parties may be able to enforce their patents against us.

We may seek to internally develop additional new inventions and intellectual property, which would take time and be costly. Moreover, the failure to obtain or maintain intellectual property rights for such inventions would lead to the loss of our investments in such activities.

We may in the future seek to engage in commercial business ventures or seek internal development of new inventions or intellectual property. These activities would require significant amounts of financial, managerial and other resources and would take time to achieve. Such activities could also distract our management team from our present business initiatives, which could have a material and adverse effect on our business. There is also the risk that such initiatives may not yield any viable new business or revenue, inventions or technology, which would lead to a loss of investment in such activities.

In addition, even if we are able to internally develop new inventions, in order for those inventions to be viable and to compete effectively, we would need to develop and maintain a proprietary position with respect to such inventions and intellectual property. However, there are significant risks associated with any such intellectual property we may develop principally including the following:

•patent applications we may file may not result in issued patents or may take longer than we expect to result in issued patents;

•we may be subject to interference proceedings;

•we may be subject to opposition proceedings in the United States or foreign countries;

•any patents that are issued to us may not provide meaningful protection;

•we may not be able to develop additional proprietary technologies that are patentable;

•other companies may challenge patents issued to us;

•other companies may have independently developed and/or patented (or may in the future independently develop and patent) similar or alternative technologies, or duplicate our technologies;

•other companies may design around technologies we have developed; and

•enforcement of our patents would be complex, uncertain and very expensive.

We cannot be certain that patents, once issued, will provide us with adequate protection from competing products. For example, issued patents may be circumvented or challenged, declared invalid or unenforceable or narrowed in scope. In addition, since publication of discoveries in scientific or patent literature often lags behind actual discoveries, we cannot be certain that we will be the first to make our additional new inventions or to file patent applications covering those inventions. It is also possible that others may have or may obtain issued patents that could prevent us from commercializing our products or require us to obtain licenses requiring the payment of significant fees or royalties in order to enable us to conduct our business. As to those patents that we may acquire, our continued rights will depend on meeting any obligations to the seller and we may be unable to do so. Our failure to obtain or maintain intellectual property rights for our inventions would lead to the loss of our investments in such activities, which would have a material adverse effect on our securities.

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

As our operations grow, the administrative demands and scaling demands upon us will grow, and our success will depend upon our ability to meet those demands. Both Marathon and each of our subsidiaries require certain financial, managerial and other resources, which could create challenges to our ability to successfully manage our subsidiaries and operations and impact our ability to assure compliance with our policies, practices and procedures. These demands include, but are not limited to, increased executive, accounting, management, legal services, staff support and general office services. We may need to hire additional qualified personnel to meet these demands, the cost and quality of which is dependent in part upon market factors outside of our control. Further, we will need to effectively manage the training and growth of our staff to maintain an efficient and effective workforce, and our failure to do so could adversely affect our business and operating results. Currently, we have limited personnel in our organization to meet our organizational and administrative demands.

We are highly dependent on the continued services of our small team of executives.

We are dependent upon the efforts and services of our small executive team. While we have a preliminary plan for succession of certain key executive, the loss of any one of our key executives could have an adverse effect on our operations.

We have engaged in, and in the future may engage in, strategic acquisitions and other arrangements that could disrupt our business, cause dilution to our stockholders, reduce our financial resources and harm our operating results.

We have previously engaged in strategic transactions, including acquisitions of companies, miners, and bitcoin mining sites, such as our recent business acquisitions of two currently operational Bitcoin mining sites, totaling 390 megawatts of capacity, located in Granbury, Texas and Kearney, Nebraska, and, as part of our growth strategy, in the future, we may seek additional opportunities to grow our mining operations, including through purchases of miners, data centers and other facilities from other operating companies, including companies in financial distress. Our ability to grow through future acquisitions will depend on the availability of, and our ability to identify, suitable acquisition and investment opportunities at an acceptable cost, our ability to compete effectively to attract those opportunities and the availability of financing to complete acquisitions. Future acquisitions may require us to issue common stock that would dilute our current stockholders’ percentage ownership, assume or otherwise be subject to liabilities of an acquired company, record goodwill and non-amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges, incur amortization expenses related to certain intangible assets, incur large acquisition and integration costs, immediate write-offs, and restructuring and other related expenses and become subject to litigation.

The benefits of an acquisition or our expansion into may also take considerable time to develop, and we cannot be certain that any particular acquisition will produce the intended benefits in a timely manner or to the extent anticipated or at all. We may experience difficulties integrating the operations, technologies and personnel of an acquired company or be subjected to liability for the target’s pre-acquisition activities or operations as a successor in interest. Such integration may divert management’s attention from normal daily operations of our business. Future acquisitions may also expose us to potential risks, including risks associated with entering markets in which we have no or limited prior experience, especially when competitors in such markets have stronger market positions, the possibility of insufficient revenues to offset the expenses we incur in connection with an acquisition and the potential loss of, or harm to, our relationships with employees and suppliers as a result of integration of new businesses.

Additionally, we may be unable to pursue our current acquisition strategy in the future. In addition to mining and holding bitcoin, and such related acquisitions, we have explored, and we may in the future explore, opportunities to become more involved in businesses that expand or supplement those directly related to the self-mining of bitcoin as favorable market conditions and opportunities arise. We cannot be certain that such opportunities will produce the intended benefits in a timely manner or to the extent anticipated or at all. These opportunities could also expose us to similar risks associated with our strategic acquisitions, as discussed above.

Increased scrutiny and changing expectations from stockholders with respect to our environmental, social and governance (“ESG”) practices and the impacts of climate change may result in additional costs or risks.

Companies across many industries are facing increasing scrutiny related to their ESG practices. Investor advocacy groups, certain institutional investors, investment funds and other influential investors are also increasingly focused on ESG practices and in recent years have placed increasing importance on the non-financial impacts of their investments. In May 2021, the SEC proposed rule changes that would require public companies to include certain climate-related disclosures in their periodic reports, including information about climate-related risks that are reasonably likely to have a material impact on their business, results of operations, or financial condition, and certain climate-related financial statement metrics in a note to their audited financial statements. The SEC noted that such rule changes were proposed in response to investor demands for consistent and comparable data on climate change. Furthermore, increased public awareness and concern regarding environmental risks, including global climate change, may result in increased public scrutiny of our business and our industry, and our management team may divert significant time and energy away from our operations and towards responding to such scrutiny and reassuring our employees.

In addition, the physical risks of climate change may impact the availability and cost of materials and natural resources, sources and supplies of energy, and demand for bitcoin and other cryptocurrencies, and could increase our insurance and other operating costs, including, potentially, to repair damage incurred as a result of extreme weather events or to renovate or retrofit facilities to better withstand extreme weather events. If environmental laws or regulations or industry standards are either changed or adopted and impose significant operational restrictions and compliance requirements on our operations, or if our operations are disrupted due to physical impacts of climate change, our business, capital expenditures, results of operations, financial condition and competitive position could be negatively impacted.

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
We may have further restrictions on our liquidity due to unique risks which we could face in 2024.

The risks to our liquidity outlook would include the following:

•deteriorating macroeconomic conditions such as the impact of inflation and increased interest rates and the corresponding impact on our ability to borrow funds or refinance existing indebtedness;

•additional challenges arising from catastrophic events (such the FTX collapse and multiple bankruptcies of bitcoin mining companies in 2022 and 2023) that would adversely affect the credibility of, and therefore investor confidence in, companies engaged in the digital assets space;

•additional declines in bitcoin prices and/or production, and increases in electricity costs which could adversely impact both the value of our bitcoin holdings and our ongoing profitability; and

•further instability in the banking system and the possible collapse of more banking institutions which could put the liquidity and cash assets of third parties with which we do business such as miner hosting entities and suppliers and us, if we bank in the future with an institution which subsequently collapses.

The termination of the $200.0 million in loan facilities with Silvergate Bank did not have a material impact on our operations or forecasts with regard to liquidity. The loans were fully collateralized by our holdings of bitcoin and as such, we were only permitted to borrow up to 65% of the value of the bitcoin held as collateral. Specific percentages and conditions are set forth in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption, Bitcoin held as collateral for loans (“Digital assets, restricted”).

In response to the disruptions in the crypto markets and rising interest rates during the fourth quarter of 2022, we decided to move away from leverage and instead chose to rely on increased levels of cash and higher balances of unrestricted bitcoin holdings, which as of January 2023, we are now selling periodically as a means of generating cash for our operations. By selling bitcoin outright, we can realize 100% of the then value of our bitcoin when addressing liquidity needs. Refer to the disclosure under the caption “Liquidity and Capital Resources Outlook” in the section entitled (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) for further disclosure regarding our liquidity analysis.

In measuring our prospective liquidity forecasts, we did not include loan availability given the loans were collateralized. In addition, we believe that with the consistently higher bitcoin mining levels which we have achieved, selling bitcoin is a more conservative and sustainable methodology for providing liquidity given current market conditions and interest rates.

We believe that with the increased cash, access to our 2023 ATM and our intended 2024 ATM, as needed, our bitcoin holdings, and with periodic access to capital markets, we will have sufficient liquidity to fund operations and growth initiatives, including our investment in the ADGM Entity.

In response to the closure of Signature Bank, we moved all of our cash to other FDIC insured institutions and did not suffer any loss of funds from this event. In order to help mitigate and avoid concentration risk with a single bank, we have diversified our cash holdings and now maintain cash management relationships at four commercial banking institutions. In addition, as a result of the current elevated risk of possible insolvency of banks, we have implemented a policy of purchasing short-term U.S. treasury bills as an additional means of risk mitigation for periods when our cash balances are higher than our near-term anticipated and planned operating cash flow needs.

We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet periodic reporting obligations.

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act. Section 404 requires that we document and test our internal control over financial reporting and issue management’s assessment of our internal control over financial reporting. We assessed the effectiveness of our internal controls over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on our assessment, as of December 31, 2023, we concluded that our internal control over financial reporting contained material weaknesses. To remediate these material weaknesses, our management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively.

We believe that these actions will remediate such material weaknesses. However, the remediation cannot be deemed successful until the applicable controls operate for a sufficient period of time and our management has concluded, through testing, that these controls are operating effectively. If we fail to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, there may be materially adverse effects as to the accuracy and timeliness of the filing of our annual and quarterly reports, and it could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. In addition, a material weakness in the effectiveness of our internal control over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.

We have unresolved Staff comments.

As stated in Item 1B of this Annual Report, we have unresolved Staff comments. For example, the Staff commented on our revenue recognition policy in our capacity as a pool operator and as a pool participant, with specific attention on our previous net recognition of revenue as an operator of a pool. In our restated financial results, we have revised our revenue to include gross revenue earned as a pool operator with any amounts remitted to third-party pool participants as cost of revenue. The Staff further commented on our accounting convention to recognize our noncash (bitcoin) revenue using fair value that is not at contract inception. We have evaluated the difference between our current accounting policy and fair value at contract inception and have determined that any differences in revenue are not material for all periods stated. We also received Staff comments relating to impairment of bitcoin, accounting for investment fund, statements of comprehensive income (loss) presentation, embedded leases in hosting and power arrangements, investments, risk factors, and bitcoin as collateral. While we have restated our financial statements based on comments received to date and determinations reached with our auditors, these comments remain unresolved and are subject to further review and comment by the Staff. While we believe we have addressed all of the Staff’s concerns, until the Staff has completed its review, we have no assurance that unresolved comments, or additional comments from the Staff, will not result in the need for additional restatements of our previously issued financial statements. While we do not believe this is a likely result, if this were the case, we could be subject to a further restatement, which could result in loss of investor confidence in the accuracy and completeness of our financial reports, an adverse effect on the price of our common stock, and we could become subject to private litigation or to investigations or enforcement actions by the SEC or other regulatory authorities, all of which could require our expenditure of additional financial and management resources and could have a material adverse effect on our business, financial condition and results of operations and our ability to raise capital.

Risks Related to Governmental Regulation and Enforcement

Regulatory changes or actions may restrict the use of bitcoins or the operation of the Bitcoin network in a manner that adversely affects an investment in our securities.

Until recently, little or no regulatory attention has been directed toward bitcoin and the Bitcoin network by U.S. federal and state governments, foreign governments and self-regulatory agencies. As bitcoin has grown in popularity and in market size, the Federal Reserve Board, U.S. Congress and certain U.S. agencies (e.g., the CFTC, the SEC, FinCEN and the Federal Bureau of Investigation) have begun to examine the operations of the Bitcoin network, bitcoin users and the bitcoin exchange market.

Digital assets currently face an uncertain regulatory landscape in not only the United States but also in many foreign jurisdictions such as the European Union, China and Russia. While certain governments such as Germany, where the Ministry of Finance has declared bitcoin to be “Rechnungseinheiten” (a form of private money that is recognized as a unit of account, but not recognized in the same manner as fiat currency), have issued guidance as to how to treat bitcoin, most regulatory bodies have not yet issued official statements regarding intention to regulate or determinations on regulation of bitcoin, the Bitcoin network and bitcoin users. The effect of any future regulatory change on us, bitcoins, or other digital assets is impossible to predict, but such change could be substantial and adverse to us and could adversely affect an investment in our securities.

Furthermore, one or more countries such as China and Russia may take regulatory actions in the future that severely restricts the right to acquire, own, hold, sell or use digital assets or to exchange digital assets for fiat currency. Such an action may also result in the restriction of ownership, holding or trading in the Company’s securities.

Due to the unregulated nature and lack of transparency surrounding the operations of many bitcoin trading venues, they may experience fraud, security failures or operational problems, which may adversely affect the value of our bitcoin.

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

Negative perception, a lack of stability in the broader bitcoin markets and the closure or temporary shutdown of bitcoin trading venues due to fraud, business failure, hackers or malware, or government-mandated regulation may reduce confidence in bitcoin and result in greater volatility in the prices of bitcoin. To the extent investors view our common stock as linked to the value of our bitcoin holdings, such a negative perception of bitcoin trading venues could have a material adverse effect on the market value of our common stock.

If regulatory changes or interpretations require the regulation of bitcoins under the Securities Act and Investment Company Act by the SEC, we may be required to register and comply with such regulations. To the extent that we decide to continue operations, the required registrations and regulatory compliance steps may result in extraordinary, non-recurring expenses to us. We may also decide to cease certain operations. Any disruption of our operations in response to the changed regulatory circumstances may be at a time that is disadvantageous to investors. This would likely have a material adverse effect on us and investors may lose their investment.

Current and future legislation and the SEC rulemaking and other regulatory developments, including interpretations released by a regulatory authority, may impact the manner in which bitcoins are treated for classification and clearing purposes. The SEC’s July 25, 2017 Report expressed its view that digital assets may be securities depending on the facts and circumstances. As of the date of this Annual Report, the Company is not aware of any rules that have been proposed to regulate bitcoins as securities. We cannot be certain as to how future regulatory developments will impact the treatment of bitcoins under the law. Such additional registrations may result in extraordinary, non-recurring expenses, thereby materially and adversely impacting an investment in our common stock. If we determine not to comply with such additional regulatory and registration requirements, we may seek to cease certain of our operations. Any such action may adversely affect an investment in our securities.

To the extent that digital assets including bitcoins and other digital assets we own or may own are deemed by the SEC to fall within the definition of a security, we may be required to register and comply with additional regulation under the Investment Act, including additional periodic reporting and disclosure standards and requirements and our registration as an investment company.

Additionally, although we are not engaged in the business of investing, reinvesting, or trading in securities, and we do not hold ourselves out as being engaged in those activities, we could inadvertently be deemed an investment company under the Investment Act. If we inadvertently are deemed an investment company and cannot rely on one of the exclusions under the Investment Act, then we would be required to register with the SEC.

Furthermore, one or more states may conclude bitcoins and other digital assets we own or may own are a security under state securities laws which would require registration under state laws including merit review laws which would adversely impact us since we would likely not comply. As stated earlier in this Annual Report, some states including California define the term “investment contract” more strictly than the SEC.

Such additional registrations, whether from regulatory developments or an inadvertent classification as an investment company, may result in extraordinary, non-recurring expenses for us, thereby materially and adversely impacting an investment in our securities. If we determine not to comply with such additional regulatory and registration requirements, we may seek to cease all or certain parts of our operations. Any such action would likely adversely affect an investment in our securities and investors may suffer a complete loss of their investment.

Our bitcoin holdings could subject us to regulatory scrutiny.

Several bitcoin investment vehicles have attempted to list their shares on a U.S. national securities exchange to permit them to function in the manner of an ETF with continuous share creation and redemption at NAV. To date, the SEC has declined to approve any such listing, citing concerns over the surveillance of trading in markets for the underlying bitcoin as well as concerns about fraud and manipulation in bitcoin trading markets. Even though we do not function in the manner of an ETF, nor do we offer continuous share creation and redemption at NAV, it is possible that we could nevertheless face regulatory scrutiny from the SEC, as a company with securities traded on Nasdaq.

In addition, as digital assets, including bitcoin, have grown in popularity and market size, there has been increasing focus on the extent to which digital assets can be used to launder the proceeds of illegal activities or fund criminal or terrorist activities, or entities subject to sanctions regimes. While we continue to maintain policies and procedures reasonably designed to promote compliance with applicable anti-money laundering and sanctions laws and regulations and take care to only acquire our bitcoin through entities subject to anti-money laundering regulation and related compliance rules in the United States, if we are found to have purchased any of our bitcoin from bad actors that have used bitcoin to launder money or persons subject to sanctions, we may be subject to regulatory proceedings and further transactions or dealings in bitcoin may be restricted or prohibited.

If regulatory changes or interpretations of our activities require us to register as a money services business (“MSB”) under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act, we may be required to register and comply with such regulations. If regulatory changes or interpretations of our activities require the licensing or other registrations as a money transmitter (or equivalent designation) under state law in any state in which we operate, we may be required to seek licensure or otherwise register and comply with such state law. In the event of any such requirement, to the extent we decide to continue, the required registrations, licensure and regulatory compliance steps may result in extraordinary, non-recurring expenses to us. We may also decide to cease our operations. Any termination of certain of our operations in response to the changed regulatory circumstances may be at a time that is disadvantageous to investors.

To the extent that any of our activities cause us to be deemed an MSB, we may be required to comply with FinCEN regulations, including those that would mandate us to implement anti-money laundering programs, make certain reports to FinCEN and maintain certain records.

To the extent that our activities cause us to be deemed a “money transmitter” (“MT”) or equivalent designation, under state law in any state in which we operate, we may be required to seek a license or otherwise register with a state regulator and comply with state regulations that may include the implementation of anti-money laundering programs, maintenance of certain records and other operational requirements. Currently, the NYSDFS has finalized its “BitLicense” framework for businesses that conduct “virtual currency business activity,” the Conference of State

Bank Supervisors has proposed a model form of state level “virtual currency” regulation and additional state regulators including those from California, Idaho, Virginia, Kansas, Texas, South Dakota and Washington have made public statements indicating that virtual currency businesses may be required to seek licenses as money transmitters. In July 2016, North Carolina updated the law to define “virtual currency” and the activities that trigger licensure in a business-friendly approach that encourages companies to use virtual currency and blockchain technology. Specifically, the North Carolina law does not require miners or software providers to obtain a license for multi-signature software, smart contract platforms, smart property, colored coins and non-hosted, non-custodial wallets. Starting January 1, 2016, New Hampshire requires anyone who exchanges a digital asset for another currency must become a licensed and bonded money transmitter. In numerous other states, including Connecticut and New Jersey, legislation is being proposed or has been introduced regarding the treatment of bitcoin and other digital assets. We will continue to monitor for developments in such legislation, guidance or regulations.

Such additional federal or state regulatory obligations may cause us to incur extraordinary expenses, possibly affecting an investment our securities in a material and adverse manner. Furthermore, we and our service providers may not be capable of complying with certain federal or state regulatory obligations applicable to MSBs and MTs. If we are deemed to be subject to such obligations, and determine not to comply with such additional regulatory and registration requirements, we may act to dissolve and liquidate. Any such action may adversely affect an investment in our securities or result in a complete loss for our investors.

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

Bitcoins have been deemed to fall within the definition of a commodity, and we may be required to register and comply with additional regulations under the CEA, including additional periodic reports and disclosure standards and requirements. Moreover, we may be required to register as a commodity pool operator and to register the Company as a commodity pool with the CFTC through the National Futures Association. Such additional registrations may result in extraordinary, non-recurring expenses, thereby materially and adversely impacting an investment in our securities. If we determine not to comply with such additional regulatory and registration requirements, we may seek to cease certain aspects of our operations. Any such action may adversely affect an investment in our securities.

If federal or state legislatures or agencies initiate or release tax determinations that change the classification of bitcoins as property for tax purposes (in the context of when such bitcoins are held as an investment), such determination could have a negative tax consequence on us or our stockholders.

Current IRS guidance indicates that digital assets such as bitcoin should be treated and taxed as property, and that transactions involving the payment of bitcoin for goods and services should be treated as barter transactions. While this treatment creates a potential tax reporting requirement for any circumstance where the ownership of a bitcoin passes from one person to another, usually by means of bitcoin transactions (including off-blockchain transactions), it preserves the right to apply capital gains treatment to those transactions which may adversely affect an investment in our securities.

Our interactions with the bitcoin network may expose us to specially designated nationals (“SDN”) or blocked persons or cause us to violate provisions of law that did not contemplate distributed ledger technology.

The Office of Financial Assets Control (“OFAC”) of the U.S. Department of Treasury requires us to comply with its sanction program and not conduct business with persons named on its SDN list. However, because of the pseudonymous nature of blockchain transactions we may inadvertently and without our knowledge engage in transactions with persons named on OFAC’s SDN list. Our policy prohibits any transactions with such SDN individuals, and we take all commercially reasonable steps to avoid such transactions, but we may not be adequately capable of determining the ultimate identity of the individual with whom we transact with respect to selling cryptocurrency assets. Moreover, there is a risk that some bad actors will continue to attempt to use cryptocurrencies, including bitcoin, as a potential means of avoiding federally imposed sanctions, such as those imposed in connection with the Russian invasion of Ukraine.

We are unable to predict the nature or extent of new and proposed legislation and regulation affecting the cryptocurrency industry, or the potential impact of the use of cryptocurrencies by SDN or other blocked or sanctioned persons, which could have material adverse effects on our business and our industry more broadly. Further, we may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties as a result of any regulatory enforcement actions, all of which could harm our reputation and affect the value of our common stock.

Changing environmental regulation and public energy policy may expose our business to new risks.

Our bitcoin mining operations require a substantial amount of power and can only be successful, and ultimately profitable, if the costs we incur, including for electricity, are lower than the revenue we generate from our operations. As a result, any mine we establish can only be successful if we can obtain sufficient electrical power for that mine on a cost-effective basis, and our establishment of new mines requires us to find locations where that is the case. For instance, our plans and strategic initiatives for expansion are based, in part, on our understanding of current environmental and energy regulations, policies and initiatives enacted by federal and state regulators. If new regulations are imposed, or if existing regulations are modified, the assumptions we made underlying our plans and strategic initiatives may be inaccurate, and we may incur additional costs to adapt our planned business, if we are able to adapt at all, to such regulations.

In addition, there continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty for our business because the bitcoin mining industry, with its high energy demand, may become a target for future environmental and energy regulation. New legislation and increased regulation regarding climate change could impose significant costs on us and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting, and other costs to comply with such regulations. Further, any future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations.

For example, some bitcoin miners operating primarily in the State of Texas have recently received a mandatory survey from the U.S. Energy Information Administration (the “EIA”), seeking extensive information regarding our facilities’ use of electricity, and certain information regarding operations. It is possible that mandatory surveys such as this will be used by the EIA to generate negative reports regarding the bitcoin mining industry’s use of power and other resources, which could spur additional negative public sentiment and adverse legislative and regulatory action against us or the Bitcoin mining industry as a whole. Surveys and other regulatory actions could increase our cost of operations or otherwise make it more difficult for us to operate are our current locations.

Given the political significance and uncertainty around the impact of climate change and how it should be addressed, we cannot predict how legislation and regulation will affect our financial condition and results of operations. Further, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation. Any of the foregoing could result in a material adverse effect on our business and financial condition.

We have commenced doing business overseas, and different countries have differing degrees of political, legal and fiscal stability. This exposes us to a wide range of political developments that could result in changes to contractual terms, laws and regulations. In addition, we, and our joint arrangements and associates, face the risk of litigation and disputes worldwide.

Developments in politics, laws and regulations can and do affect our operations. Potential impacts include:

•forced divestment of assets;

•expropriation of property;

•cancellation or forced renegotiation of contract rights;

•additional taxes including windfall taxes;

•restrictions on deductions and retroactive tax claims;

•antitrust claims;

•changes to trade compliance regulations;
•price controls;

•local content requirements;

•foreign exchange controls;

•changes to environmental regulations;

•changes to regulatory interpretations and enforcement; and

•changes to disclosure requirements.

Any of these, individually or in aggregate, could have a material adverse effect on our earnings, cash flows and financial condition.

From time to time, social and political factors play a role in unprecedented and unanticipated judicial outcomes that could adversely affect our business. Non-compliance with policies and regulations could result in regulatory investigations, litigation and, ultimately, sanctions. Certain governments and regulatory bodies have, in our opinion, exceeded their constitutional authority by:

•attempting unilaterally to amend or cancel existing agreements or arrangements;

•failing to honor existing contractual commitments; and

•seeking to adjudicate disputes between private litigants.

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

Our business is subject to:

•extensive laws;

•rules, regulations;

•policies;

•orders;

•determinations;

•directives;

•treaties;

•legal and regulatory interpretations and guidance; and

•counterparty risk in the markets in which we operate.

Counterparty risk in the markets in which we operate includes:

•regulatory aspects from financial services;

•federal energy and other regulators;

•the SEC;

•the CFTC;

•credit, crypto asset custody;

•exchange, and transfer;

•cross-border and domestic money and crypto asset transmission;

•consumer and commercial lending;

•usury;

•foreign currency exchange;

•privacy;

•data governance;

•data protection;

•cybersecurity;

•fraud detection;

•antitrust and competition;

•bankruptcy;

•tax;

•anti-bribery;

•economic and trade sanctions;

•anti-money laundering, and counter-terrorist financing;

•the same regulatory risks applicable to counterparties which are most notably hosting businesses; and

•the recent economic issues and bankruptcies befalling some in this industry.

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

Additionally, various governmental and regulatory bodies, including legislative and executive bodies, in the United States and in other countries may adopt new laws and regulations, the direction and timing of which may be influenced by changes in the governing administrations and major events in the crypto economy. For example, following the failure of several prominent crypto trading venues and lending platforms, such as FTX, Celsius Networks, Voyager and Three Arrows Capital in 2022 (even though these do not directly affect our business), the

U.S. Congress expressed the need for both greater federal oversight of the crypto economy and comprehensive cryptocurrency legislation. In the near future, various governmental and regulatory bodies, including in the United States, may introduce new policies, laws, and regulations relating to crypto assets, the crypto economy, and crypto asset platforms. The failures of risk management and other control functions at other companies that played a role in these events could accelerate an existing regulatory trend toward stricter oversight of crypto asset platforms and the crypto economy.

Due to our business activities, we may be subject to ongoing examinations, oversight, and reviews and currently are, and expect to be, subject to investigations and inquiries, by U.S. federal and state regulators, many of which have broad discretion to audit and examine our business. Moreover, new laws, regulations, or interpretations may result in additional litigation, regulatory investigations, and enforcement or other actions, including preventing or delaying it from offering certain products or services offered by our competitors or could impact how we offer such products and services. Adverse changes to, or our failure to comply with, any laws and regulations have had, and may continue to have, an adverse effect on our reputation, brand, business, operating results, and financial condition.

Risks Relating to Our Common Stock

Our stock price is volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•changes in our industry including changes which adversely affect bitcoin and other digital assets;

•changes in bitcoin pricing;

•competitive pricing pressures;

•our ability to obtain working capital financing;

•additions or departures of key personnel;

•sales of our common stock;

•our ability to execute our business plan;

•operating results that fall below expectations;

•loss of any strategic relationship;

•regulatory developments; and

•economic and other external factors.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Exercise or conversion of warrants and other convertible securities, along with new issuances of our common stock, will dilute our stockholder’s percentage of ownership.

We have issued convertible securities, options and warrants to purchase shares of our common stock to our officers, directors, consultants and certain stockholders. In the future, we may grant additional options, warrants and convertible securities. The exercise, conversion or exchange of options, warrants or convertible securities, including for other securities, will dilute the percentage ownership of our stockholders. The dilutive effect of the exercise or conversion of these securities may adversely affect our ability to obtain additional capital. The holders of these securities may be expected to exercise or convert such options, warrants and convertible securities at a time when it would be able to obtain additional equity capital on terms more favorable than such securities or when our common stock is trading at a price higher than the exercise or conversion price of the securities. The exercise or conversion of outstanding warrants, options and convertible securities will have a dilutive effect on the securities held by our stockholders. We have in the past, and may in the future, exchange outstanding securities for other securities on terms that are dilutive to the securities held by other stockholders not participating in such exchange.

Additionally, our stockholders have experienced dilution through the issuance of our common stock under the 2022 ATM and the 2023 ATM, and in the event we sell any shares of our common stock under the 2024 ATM, our stockholders will continue to experience dilution.

Because there has been limited precedent set for financial accounting of bitcoin and other cryptocurrency assets, the determination that we have made for how to account for cryptocurrency assets transactions may be subject to change.

Because there has been limited precedent set for the financial accounting of cryptocurrencies and related revenue recognition, it is unclear how companies may in the future be required to account for cryptocurrency transactions and assets and related revenue recognition. A change in regulatory or financial accounting standards could result in the necessity to change our accounting methods and restate our financial statements. Such a restatement could adversely affect the accounting for our newly mined cryptocurrency rewards and more generally negatively impact our business, prospects, financial condition and results of operations. Such circumstances would have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which would have a material adverse effect on our business, prospects or operations as well as and potentially the value of any cryptocurrencies we hold or expect to acquire for our own account and harm our investors.

We have never paid nor do we expect in the near future to pay cash dividends.

We have never paid cash dividends on our capital stock and do not anticipate paying any cash dividends on our common stock for the foreseeable future. While it is possible that we may declare a dividend after a large settlement, investors should not rely on such a possibility, nor should they rely on an investment in our securities if they require income generated from dividends paid on our capital stock. Any income derived from our common stock would only come from rise in the market price of our common stock, which is uncertain and unpredictable.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market upon the expiration of any statutory holding period or lockup agreements, under Rule 144, or issued upon the exercise of outstanding warrants or other convertible securities, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that it deems reasonable or appropriate. The shares of our restricted common stock will be freely tradable upon the earlier of:

(i) effectiveness of a registration statement covering such shares; and

(ii) the date on which such shares may be sold without registration pursuant to Rule 144 (or other applicable exemption) under the Securities Act of 1933.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We received Staff comments during the year ended December 31, 2022, many of which we have worked with the Staff to address in 2023, but which remain unresolved. In addition, we have received certain Staff comments during the year ended December 31, 2023 and the year ending December 31, 2024, some of which are related to certain restated items in this Annual Report.

•Revenue Recognition. The Staff commented on our revenue recognition policy in our capacity as a pool operator and in our capacity as a pool participant, with specific attention to our previous net recognition of revenue as an operator of a pool. We have restated our financial results in response to the comment, and revised our revenue to include gross revenue earned as pool operator with any amounts remitted to third party pool participants as cost of revenue. The Staff further commented on our accounting convention to recognize our noncash (bitcoin) revenue using fair value that is not at contract inception. We evaluated the difference between our current accounting policy and fair value at contract inception and determined that any differences in revenue are not material for all periods stated.

•Impairment of Bitcoin. The Staff objected to our calculation of impairment of bitcoin using a daily closing price. We have, in our restated financial results, revised our calculation to calculate impairment of bitcoin using the intraday low price of bitcoin.

•Accounting for Investment Fund. The Staff commented on whether we should have consolidated the NYDIG Fund, an investment fund in which we were the sole limited partner and, if so, whether our accounting for the income and expenses of the investment fund were appropriately classified within our Statements of Comprehensive Income (Loss). We agreed to consolidate the NYDIG Fund and updated our classification of income and expenses of the investment fund within the Statements of Comprehensive Income (Loss) as part of our restated financial results.

•Statements of Comprehensive Income (Loss) Presentation. The Staff commented on the classification and inclusion of certain items in loss from operation versus in other income (expense). These items include realized gain (loss) on sales of digital assets, interest income, impairment on digital assets and patents, and gain on sale of equipment. We have revised our presentation prospectively and in the restated financial results.

•Embedded Leases in Hosting and Power Arrangements. The Staff requested we disclose a comprehensive analysis assessing whether each of our server hosting arrangements contains embedded leases. We provided such analysis in the Notes to our Consolidated Financial Statements.

•Investments. The Staff requested fulsome analysis of our accounting for various Simple Agreements on Future Equity and our investment in equity of certain investees. We have provided such analysis and have included impacts of any change in accounting for such investments in the restated financial results.

•Risk Factors. The Staff has requested further disclosure on material risks due to regulations, ability to obtain financing, reputational harm, and depreciation of digital assets prices. We considered such risks and updated our disclosures accordingly.

•Bitcoin as Collateral. The Staff has raised several comments regarding our accounting for bitcoin used as collateral within our lending arrangements. We continue to cooperate with and respond to the Staff’s comments based on our application of U.S. GAAP, and we have not changed our classification of such bitcoin used as collateral as digital assets, restricted.

ITEM 1C. CYBERSECURITY

Information Security Program

The mission of our information security organization is to design, implement, and maintain an information security program that protects our systems, services, and data against unauthorized access, disclosure, modification, damage, and loss. The information security organization is comprised of internal and external security and technology professionals. We continue to make investments in information security resources to mature, expand, and adapt our capabilities to address emerging cybersecurity risks and threats. The information security organization is overseen by the Information Security Advisory Team, further detailed under the caption “Cybersecurity Governance” below.
Cybersecurity Risk Management and Strategy
Cybersecurity risk management is one component of our information security program that guides continuous improvement to, and evaluates the confidentiality, integrity, and availability of our critical systems, data, and operations.

Our approach to controls and risk management is based on guidance from the National Institute of Standards and Technology (“NIST”) and the CryptoCurrency Security Standard (“CCSS”). This does not mean that we meet any particular technical standards, specifications, or requirements, but rather that we use the NIST and CCSS as a guide to help us identify, assess, and manage cybersecurity controls and risks relevant to our business.
Our cybersecurity risk management program includes:

•Identifying cybersecurity risks that could impact our facilities, third-party vendors/partners, operations, critical systems, information, and broader enterprise IT environment. Risks are informed by threat intelligence, current and historical adversarial activity, and industry specify threats;

•Performing a cybersecurity risk assessment to evaluate our readiness if the risks were to materialize; and

•Ensuring risk is addressed and tracking any necessary remediation through an action plan.

While we face a number of ongoing cybersecurity risks in connection with our business, such risks have not materially affected us to date, including our business strategy, results of operations, or financial condition.

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated the oversight of cybersecurity and other information technology risks to the Board’s Audit Committee. As part of this oversight, we created the Information Security Advisory Team (the “Task Force”). The Task Force is comprised of senior managers and executives from multiple departments within the Company, including the IT, finance, legal and operations departments. The Task Force oversees our information security program and our strategy, including management’s implementation of cybersecurity risk management.
The Task Force meets at least quarterly to discuss matters involving cybersecurity risks.
The Task Force ultimately provides information to our Audit Committee regarding its activities, including those related to cybersecurity risks. The Audit Committee also receives a briefing and continuing education from a member of the Task Force relating to our cyber risk management program at least annually. The Task Force is responsible for notifying the Audit Committee of material cybersecurity incidents.
ITEM 2. PROPERTIES

Our corporate headquarters are located in Fort Lauderdale, Florida, where we lease office space. As of December 31, 2023, we leased additional office space at locations throughout the United States.

We also lease facilities throughout the United States to support our bitcoin mining operations and have recently entered into definitive agreements to acquire two currently operational bitcoin mining sites in Granbury, Texas and Kearney, Nebraska. The following table provides details regarding our most significant properties as of December 31, 2023, all of which are leased:

Site Location	Mega-watts	Energized Exahash	Lease Expiration
McCamey, Texas	216	7.7	August 2027
Garden City, Texas	100	4.5	July 2027
Ellendale, North Dakota	180	7.8	July 2027
Jamestown, North Dakota	40	1.4	December 2027

ITEM 3. LEGAL PROCEEDINGS

Compute North Bankruptcy

On September 22, 2022, Compute North Holdings, Inc. (currently doing business as Mining Project Wind Down Holdings, Inc.) and certain of its affiliates (collectively, “Compute North”) filed for Chapter 11 bankruptcy protection with the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). Compute North provided operating services to us and hosted our mining rigs at multiple facilities. We delivered miners to Compute North, which then installed the mining rigs at those facilities, operated and maintained the mining rigs, and provided energy to keep the miners operating. During the course of the Chapter 11 cases, Compute North sold substantially all of its assets in a series of 363 sale transactions, including Compute North’s ownership interests in non-debtor entities that own or partially-own facilities that house our miners.

On November 23, 2022, we and certain of our affiliates timely filed proofs of claim asserting various claims against Compute North, including:

(i)    claims arising under hosting agreements between us and Compute North LLC;

(ii)    claims arising under that certain Senior Promissory Note, dated as of July 1, 2022, by and between us, as Lender, and Compute North LLC, as Borrower;

(iii)    claims arising from the breach of a letter of intent between us and Compute North LLC; and

(iv)    claims for daily lost revenue, profits and other damages against Compute North.

On February 9, 2023, the Bankruptcy Court approved a settlement stipulation between us and Compute North, pursuant to which the proofs of claim filed by us and certain of its affiliates were resolved, and we received a single allowed unsecured claim against Compute North LLC in the amount of $40.0 million and its preferred equity interests in Compute North in the amount of 39,597 shares of Series C Preferred Stock was confirmed. In exchange, we agreed to vote in favor of Compute North’s Chapter 11 plan.

On February 16, 2023, the Bankruptcy Court confirmed Compute North’s Chapter 11 plan (the “Plan”), pursuant to which Compute North will liquidate its remaining assets and distribute proceeds arising therefrom in accordance with the waterfall provision set forth in the Plan. In a disclosure statement filed on December 19, 2022, Compute North projected that holders of allowed general unsecured claims could recover anywhere between 8% to 65% on their claims, while holders of preferred equity interests are expected to recover nothing on their interests. The Plan became effective March 31, 2023. At this time, we cannot predict the quantum of its potential recovery on account of its allowed general unsecured claim and preferred equity interests or the timing of when it would receive any distributions under the Plan on account of its claims and interests.

Derivative Complaints

On February 18, 2022, a shareholder derivative complaint was filed in the United States District Court for the District of Nevada, against current and former members of our board of directors (the “Board”) and senior management. The complaint is based on allegations substantially similar to the allegations in the December 2021 putative class action complaint, related to our disclosure of an SEC investigation we previously made on November 15, 2021. On March 4, 2022, we were served the complaint. On April 4, 2022, the defendants moved to dismiss the complaint.

On May 5, 2022, a second shareholder derivative complaint was filed in the United States District Court for the District of Nevada, against current and former members of our Board and senior management. The second shareholder derivative complaint is based on allegations substantially similar to the allegations in the February 18, 2022 derivative complaint. On May 11, 2022, the defendants moved to dismiss the second shareholder derivative complaint.

On June 1, 2022, the Court entered an order consolidating the two derivative actions. A June 13, 2022, scheduling order provided for plaintiffs to file a consolidated complaint and for renewed motions to dismiss the consolidated shareholder derivative complaint. On November 22, 2022, before a consolidated complaint was due, plaintiffs voluntarily dismissed both actions without prejudice. On November 23, 2022, both actions were closed.

On June 22, 2023, a shareholder derivative complaint was filed in the Circuit Court of the 17th Judicial Circuit for Broward County, Florida, against current members of our Board and senior management, alleging claims for breach of fiduciary duty and unjust enrichment based on allegations substantially similar to the allegations in the March 30, 2023 putative class action complaint.

On July 8, 2023, a second shareholder derivative complaint was filed in the United States District Court for the District of Nevada, against current and former members of our Board and senior management, alleging claims under Sections 14(a), 10(b), and 21D of the Exchange Act, and for breach of fiduciary duty, unjust enrichment, and waste of corporate assets, based on allegations substantially similar to the allegations in the March 30, 2023 putative class action complaint.
On July 12, 2023, a third shareholder derivative complaint was filed in the United States District Court for the District of Nevada, against current and former members of our Board and senior management, alleging claims under Section 14(a) of the Exchange Act and for breach of fiduciary duty, based on allegations substantially similar to the allegations in the March 30, 2023 putative class action complaint.
On July 13, 2023, a fourth shareholder derivative complaint was filed in the Circuit Court of the 17th Judicial Circuit for Broward County, Florida, against current members of our Board and senior management, alleging claims for breach of fiduciary duty, unjust enrichment, and waste of corporate assets, based on allegations substantially similar to the allegations in the March 30, 2023 putative class action complaint.
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

Putative Class Action Complaint

On March 30, 2023, a putative class action complaint was filed in the United States District Court for the District of Nevada, against us and present and former senior management, alleging claims under Section 10(b) and 20(a) of the Exchange Act arising out of our announcement of accounting restatements on February 28, 2023. The defendants’ time to respond has been extended until after the appointment of a lead plaintiff.

Information Subpoena

On October 6, 2020, we entered into a series of agreements with multiple parties to design and build a data center for up to 100-megawatts in Hardin, Montana. In conjunction therewith, we filed a Current Report on Form 8-K on October 13, 2020, which discloses that, pursuant to a Data Facility Services Agreement, we issued 6,000,000 shares of restricted common stock, in transactions exempt from registration under Section 4(a)(2) of the Securities Act. During the quarter ended September 30, 2021, we, and certain of our executives, received a subpoena to produce documents and communications concerning the Hardin, Montana data center facility described in our Current Report on Form 8-K dated October 13, 2020. We understand that the SEC may be investigating whether or not there may have been any violations of the federal securities law. We are cooperating with the SEC.

Ho v. Marathon

On January 14, 2021, Plaintiff Michael Ho (“Plaintiff” or “Ho”) filed a Civil Complaint for Damages and Restitution (the “Complaint”) against us and ten Doe Defendants. The Complaint alleges six causes of action against us:

1) Breach of Written Contract;

2) Breach of Implied Contract;

3) Quasi-Contract;

4) Services Rendered;

5) Intentional Interference with Prospective Economic Relations; and

6) Negligent Interference with Prospective Economic Relations, which is the one plead against “all Defendants” and is most likely to involve later named defendants.

The claims arise from the same set of facts where Ho alleges that we profited from commercially sensitive information he shared with us and then we refused to compensate him for his role in securing the acquisition of a supplier of energy for us. On February 22, 2021, we responded to the Complaint with a general denial and the assertion of applicable affirmative defenses. Then, on February 25, 2021, we removed the action to the United States District Court in the Central District of California, where the action remains pending. We filed a motion for summary judgment/adjudication of all causes of action. On February 11, 2022, the Court granted the motion and dismissed Ho’s 2nd, 5th and 6th causes of action. Discovery is substantially closed. The Court held a pre-trial conference on February 24, 2022, where it vacated the March 3, 2022 trial date and ordered the parties to meet and confer on a new trial date. The Court discussed the various theories of damages maintained by the parties. In its ruling on the summary judgment motion and at the pre-trial conference on February 24, 2022, the Court noted that a jury is more likely to accept $0.2 million as an appropriate damages amount if liability is found, as opposed to the various theories espoused by Ho that result in multi-million-dollar recoveries. Due to outstanding issues of fact and law, it is impossible to predict the outcome at this time; however, after consulting legal counsel, we are confident that we will prevail in this litigation, since we did not have a contract with Mr. Ho, and he did not disclose any commercially sensitive information under any mutual nondisclosure agreement that was used to structure any joint venture with energy providers. The trial is likely to commence on or around April 8, 2024.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently listed on Nasdaq under the symbol “MARA.”

Holders

As of December 31, 2023, there were 49 holders of record of 242,829,391 shares of our common stock.

Dividends

We have never paid cash dividends on our capital stock and have no current plans to do so in the foreseeable future.

Issuer Repurchases of Equity Securities

None.

ITEM 6. [RESERVED]

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with Marathon’s Consolidated Financial Statements and the notes presented herein. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ significantly from those expressed, implied, or anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the SEC.

BUSINESS OVERVIEW

Marathon Digital Holdings, Inc. is one of the world’s largest publicly traded bitcoin mining companies with operations in North America, the Middle East, and Latin America. The Company’s core business is utility-scale Bitcoin mining, which produces or “mines” bitcoin using one of the industry’s largest and most energy-efficient fleets of specialized computers. The Company is also committed to carbon neutrality and growing operations through predominately renewable energy sources. As of December 31, 2023, the Company had approximately 210,000 energized and operational mining rigs, capable of producing 24.7 exahashes per second with an efficiency of 25 joules per terahash. The Company believes it has one of the most efficient bitcoin mining fleets in the industry. As of December 31, 2023, sustainable energy sources accounted for 55% of the fleet’s power usage.

Historically, the Company has grown quickly to become one of the world’s largest publicly traded bitcoin mining companies. The Company achieved this milestone through an asset-light strategy, which involved deploying its bitcoin miners at third-party hosted sites. This approach saved the Company significant amounts of capital that would have otherwise been invested in data center infrastructure and allowed it to allocate more capital into revenue-generating assets, like Bitcoin miners. The Company has shifted its strategy from an asset-light business model to a diversified and resilient portfolio approach to bitcoin mining operations. This approach involves managing a strategic mix of third-party hosted sites and self-owned and operated sites, which the Company believes can help the business weather market downturns by optimizing its cost structure. In January 2024, the Company acquired two data centers totaling 390 megawatts. Following this acquisition, the Company’s operations are moving towards being more evenly split between third-party hosted and self-owned and operated sites.

In 2023, the Company launched a joint venture in Abu Dhabi, United Arab Emirates, that operates two sites with a total capacity of 250 megawatts, of which the Company owns 20%. The Company believes that these sites operate in one of the world’s most challenging environments, with summertime temperatures of approximately 115 degrees Fahrenheit and 98% humidity. The Company believes its state-of-the-art immersion technology deployed at these sites has resulted in the bitcoin mining rigs operating with minimal human intervention and need for repairs. The Company also has a 20 megawatts joint venture project in Paraguay that is currently underway. The Company intends to continue its international expansion efforts into 2024.

To support this shift in strategy and to capitalize on opportunities for international expansion and industry consolidation, the Company strengthened its liquidity position – a priority that will continue in 2024. The Company’s combined cash and cash equivalents and bitcoin reserve totaled nearly $1.0 billion as of December 31, 2023. Refer to the “Liquidity and Capital Resources” section, for further information.

The Company also expects to deploy several technological innovations developed by its technology team and partners. These innovations include new immersion-cooling systems, hardware, and software solutions that are designed to optimize mining rig performance and the reliability of its operations. Moreover, the Company is exploring novel sources of underutilized or wasted energy sources, which may reduce bitcoin production costs.
RECENT DEVELOPMENTS

The Company has continued its recent focus on expanding its operational capabilities globally. Recent efforts include the following:

•On January 12, 2024, the Company, through its wholly owned subsidiary MARA USA Corporation, completed the acquisition of 100% of the issued and outstanding equity interests (the “Transaction”) of GC Data Center Equity Holdings, LLC, pursuant to which, the Company acquired two operational bitcoin mining sites, for an aggregate 390 megawatts of operational capacity for $179.0 million cash consideration plus customary working capital adjustments. The Company hopes to realize synergies from this transaction through the integration of its technology stack, which the Company expects will improve efficiencies and scale its operating capacity.

•In November 2023, Marathon launched a joint venture in Paraguay with 1,170 miners energized. The operations at this facility are powered entirely by hydroelectricity. The Company expects 1.1 exahashes at this facility to be online during the quarter ending June 30, 2024.

•The Company completed the installation and energization of approximately 28,000 S19 XPs to commence operations at a Garden City, Texas site during the quarter ended December 31, 2023.
In addition to its focus on scaling its operational capacity, the Company has improved its liquidity position and balance sheet during and subsequent to the year ended December 31, 2023.

•On October 24, 2023, the Company commenced the 2023 ATM with Wainwright, acting as sales agent, under which it may offer and sell shares of its common stock from time to time through the sales agent having an aggregate offering price of up to $750.0 million. As of December 31, 2023, the Company had sold 19,591,561 shares under this program for an aggregate purchase price of $248.1 million, net of commissions and expenses. Subsequent to December 31, 2023, we sold additional shares of common stock under the 2023 ATM such that the aggregate offering price of shares sold under the 2023 ATM is approximately $750.0 million. In February 2024, Marathon intends to commence a new at-the-market offering program with Wainwright acting as sales agent pursuant to the ATM Agreement, under which the Company may offer and sell shares of its common stock from time to time through Wainwright having an aggregate offering price of up to $1.5 billion.

•Bitcoin prices rebounded significantly during the year ended December 31, 2023, following the volatility and decrease in value in 2022. The price of a bitcoin increased from $16,458 per bitcoin as of December 31, 2022 to $42,288 per bitcoin as of December 31, 2023, and increase of 157.0% benefiting the value of the Company’s bitcoin holdings as of December 31, 2023, compared to the prior year period. From time to time, the Company sells bitcoin to offset its monthly cash operating costs. During the year ended December 31, 2023, the Company sold 9,482 bitcoin for total proceeds of $264.9 million. There were no comparable sales in the prior year period.

Effective January 1, 2023, the Company early adopted ASU No. 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Topic 350-60): Accounting for and Disclosure of Crypto Assets (ASU 2023-08), which requires entities to measure crypto assets at fair value (the “fair value model”) with changes recognized in income each reporting period. During the year ended December 31, 2023, the Company recognized a gain on digital assets of $331.5 million under the new fair value model. Refer to Note 4 - Digital Assets, for further information.
TRENDS AND UNCERTAINTIES IMPACTING OUR BUSINESS AND INDUSTRY

Bitcoin Value

Our revenues are generally comprised of block rewards earned in bitcoin as a result of successfully solving blocks, and transaction fees earned for verifying transactions in support of the blockchain. Currently the reward for each solved block is equal to 6.25 bitcoin plus transaction fees. However, Marathon expects the block rewards to halve again to 3.125 bitcoin around April 2024, which could have a negative impact on the Company’s revenues as the reward for each block solved is reduced. Further, the impacts of halving on the Company’s results of operations and financial condition may be exacerbated by changes in the market value of bitcoin, which has historically been subject to significant volatility. For example, as of December 31, 2023, the price of a bitcoin was $42,288, compared to $16,458 as of December 31, 2022. The Company held approximately 15,126 bitcoin on its Consolidated Balance Sheets with a carrying value of $639.7 million as of December 31, 2023, which value may be materially impacted as the market value of bitcoin fluctuates. In addition, as a result of the relatively lower market value of bitcoin in 2022, several companies operating within the Bitcoin ecosystem initiated bankruptcy proceedings, while others sought to consolidate their operations or seek debt financing to provide adequate capital to continue as a going concern. The various Bitcoin company-related bankruptcies and restructurings, coupled with general market sentiment caused in large part by the FTX collapse, led to a material decline in the fair value of the Company’s mining rigs and deposits for future mining rig purchases. As the market has settled the Company has invested in and deployed its efficient bitcoin mining fleet domestically and internationally through strategic ventures. Management believes, given the Company’s recent investments, coupled with its relative position and liquidity, the Company is well-positioned to continue capturing market share and executing its long-term growth strategy.

Mining Rig Capacity, Efficiency, and Hash Rate

The number of mining rigs Marathon deploys and the efficiency of such rigs directly impacts the number of bitcoin the Company is able to mine. Generally, the greater the share a single mining rig can capture of the blockchain’s total network hash rate, or the aggregate hash rate deployed to solving a block on the Bitcoin blockchain, the greater the rig’s chances of solving a block and therefore earning the reward. In response to an increased demand for bitcoin, the Company anticipates additional mining operators entering the market and existing competitors scaling their operations, which will grow the blockchain’s network hash rate and difficulty associated with solving a block. As the overall hash rate and difficulty of the Bitcoin network increases, the Company will need to continue growing its hash rate to retain its market share and remain competitive. During 2023, the Company mined 12,852 bitcoin, an increase of 8,708 bitcoin, or 210.1%, over the prior year, and as of December 31, 2023, it operated approximately 210,000 mining rigs globally, with installed and energized hash rate of approximately 25.2 and 24.7 exahashes per second, respectively. To stay competitive, the Company remains focused on strategically deploying additional mining rigs and scaling its operations, while managing its fleet as it ages along the obsolescence curve. In addition, Marathon continuously evaluates strategic opportunities to support its growth strategy, and seeks to enhance operational efficiencies by utilizing efficient mining rigs and securing contracts with price protection clauses.

NON-GAAP FINANCIAL MEASURES

In addition to the Company’s results determined in accordance with GAAP, throughout this Annual Report the Company provides adjusted EBITDA and total margin excluding depreciation and amortization, which are non-GAAP financial measures. The Company provides investors with reconciliations from net loss to adjusted EBITDA and total margin to total margin excluding depreciation and amortization as components of Management’s Discussion and Analysis. The Company defines adjusted EBITDA as (a) GAAP net income (loss) plus (b) adjustments to add back the impacts of (1) depreciation and amortization, (2) interest expense, (3) income tax expense (benefit) and (4) adjustments for non-cash and non-recurring items which currently include (i) stock compensation expense, (ii) impairments of patents and (iii) gains and losses on extinguishment of debt. The Company defines total margin excluding depreciation and amortization as (a) GAAP total margin less (b) depreciation and amortization.

The Company provides non-GAAP financial measures to provide information that may assist investors in understanding the results of operations and assessing the prospect of future performance. However, adjusted EBITDA and total margin excluding depreciation and amortization, as we present such information, may not necessarily be comparable to similarly titled measures presented by other companies. Non-GAAP financial measures are not intended to represent, and should not be considered to be more meaningful measures than, or alternatives to, measures of financial or operating performance prepared in accordance with GAAP. These non-GAAP measures are not meant to be considered in isolation and should be read only in conjunction with the Company’s Quarterly Reports on Form 10-Q and its Annual Reports on Form 10-K as filed with the SEC. Management uses adjusted EBITDA, total margin excluding depreciation and amortization, and the supplemental information provided herein as a means of understanding, managing, and evaluating business performance and to help inform operating decision making. The Company relies primarily on its Consolidated Financial Statements to understand, manage, and evaluate its financial performance and use the non-GAAP financial measures only supplementally.

RESULTS OF OPERATIONS

Year ended December 31, 2023 compared to December 31, 2022

	Years ended December 31,		Favorable
(dollars in thousands)	2023	2022	(Unfavorable)
Total revenues	$387,508	$117,753	$269,755

Costs and expenses
Cost of revenues
Cost of revenues - energy, hosting and other	(223,338)	(72,715)	(150,623)
Cost of revenues - depreciation and amortization	(179,513)	(78,709)	(100,804)
Total cost of revenues	(402,851)	(151,424)	(251,427)
Operating expenses
General and administrative expenses	(95,230)	(56,739)	(38,491)
Gains (losses) on digital assets and digital assets loan receivable	331,484	(14,460)	345,944
Legal reserves	—	(26,131)	26,131
Impairment of deposits due to vendor bankruptcy filing	—	(24,661)	24,661
Impairment of digital assets	—	(182,891)	182,891
Impairment of patents	—	(919)	919
Impairment of mining equipment and advances to vendors	—	(332,933)	332,933
Gain on sale of equipment, net of disposals	—	83,879	(83,879)
Gains (losses) on digital assets held within investment fund	—	(85,017)	85,017
Total operating expenses	236,254	(639,872)	876,126
Operating income (loss)	220,911	(673,543)	894,454
Net gain from extinguishment of debt	82,267	—	82,267
Loss on hedge instruments	(17,421)	—	(17,421)
Equity in net earnings of unconsolidated affiliate	(617)	—	(617)
Impairment of loan and investment due to vendor bankruptcy filing	—	(31,013)	31,013
Interest expense	(10,350)	(14,981)	4,631
Other non-operating income	2,809	1,283	1,526
Income (loss) before income taxes	277,599	(718,254)	995,853
Income tax benefit (expense)	(16,426)	24,232	(40,658)
Net income (loss)	$261,173	$(694,022)	$955,195

Supplemental information:
bitcoin (“BTC”) production during the period, in whole BTC (1)	12,852	4,144	8,708
Average bitcoin per day, in whole BTC	35.2	11.4	23.8
Total margin (total revenues less total cost of revenues)	$(15,343)	$(33,671)	$18,328
Total margin excluding the impact of depreciation and amortization	$164,170	$45,038	$119,132
General and administrative expenses excluding stock-based compensation	$(62,586)	$(32,144)	$(30,442)
Total impairments due to vendor bankruptcy filing	$—	$(55,674)	$55,674
Installed Hash Rate (Exahashes per second) - at end of period (2)	25.2	7.0	18.2
Energized Hash Rate (Exahashes per second) - at end of period (2)	24.7	7.0	17.7
Average operational Hash Rate (Exahashes per second) (3)	19.4	N/A	N/A
Share of available miner rewards	3.6%	1.2%	2.4%
Number of blocks won	1,725	621	1,104
Transaction fees as a percentage of total	7.7%	1.3%	6.4%

Reconciliation to Adjusted EBITDA:
Net income (loss)	$261,173	$(694,022)	$955,195
Exclude: Interest expense	10,350	14,981	(4,631)
Exclude: Income tax expense (benefit)	16,426	(24,232)	40,658
EBIT	287,949	(703,273)	991,222
Exclude: Depreciation and amortization (4)	181,590	78,709	102,881
EBITDA	469,539	(624,564)	1,094,103
Exclude: Stock compensation expense	32,644	24,595	8,049
Exclude: Net gain from extinguishment of debt	(82,267)	—	(82,267)
Exclude: Total impairments due to vendor bankruptcy filing	—	55,674	(55,674)
Exclude: Impairment of patents	—	919	(919)
Adjusted EBITDA	$419,916	$(543,376)	$963,292

(1) Includes 112 bitcoin representing the Company’s share of the equity method investee for the year ended December 31, 2023.

(2) The Company defines Energized Hash Rate as the total hash rate that could be generated if all installed and energized machines were running at 100% of manufacturers specifications. The Company uses this metric only as an indicator of progress in bringing mining rigs online. The Company defines Installed Hash Rate as the total hash rate that could be generated if all installed machines were running at 100% of manufacturers specifications. The Company uses this metric only as an indicator of progress in deploying mining rigs at its production sites. The Company believes that these metrics are useful as an indicator of potential bitcoin production. However, these metrics cannot be tied directly to any production level expected to be actually achieved as (a) there may be delays in the energization of Installed Hash Rate (b) the Company cannot predict when installed and energized mining rigs may be offline for any reason, including curtailment or machine failure and (c) the Company cannot predict Global Hash Rate (and therefore the Company's share of the Global Hash Rate), which has a significant impact on the Company's ability to generate bitcoin in any given period.

(3) Defined as the daily Average Operational Hash Rate online during the period. Data not available for prior periods.

(4) Includes approximately $2.1 million of depreciation and amortization as the Company’s share in the results of its equity method investee reported in Equity in net earnings of unconsolidated affiliate for the year ended December 31, 2023.

Revenues: The Company generated revenues of $387.5 million for the year ended December 31, 2023, compared to $117.8 million in the prior year period. The $269.8 million, or approximately 229.1% increase in revenues was primarily driven by an increase in bitcoin production year-over-year of $244.3 million and a $25.5 million increase from primarily higher bitcoin prices in the current year period, as the average price of bitcoin mined was 6.1% higher than the average price of bitcoin mined in the prior year period. Average daily bitcoin production was 35.2 bitcoin in the current year period compared with 11.4 in the prior year period, reflecting the increased scale of the Company’s operations.

Cost of revenues – energy, hosting and other during the year ended December 31, 2023, totaled $223.3 million compared to $72.7 million in the prior year period. The $150.6 million, or approximately 207.1% increase was primarily driven by the growth in the Company’s hash rate as a result of the deployment and energization of mining rigs in existing and new hosting facilities, which increased hosting and energy costs, as well as improvements in uptime of our mining rigs compared to the significant delays in the energization of our mining rigs the Company experienced in the prior year period. Offsetting the increase in cost of revenue - energy, hosting and other in the current year was the absence of accelerated costs associated with the closure of the Hardin, Montana facility in the prior year period of $18.2 million.

Cost of revenues – depreciation and amortization during the year ended December 31, 2023 totaled $179.5 million compared to $78.7 million in the prior year period. The $100.8 million or approximately 128.1% increase was primarily due to the deployment of mining rigs in the current year period as a result of the increased scale of the business, partially offset by the absence of accelerated depreciation of $36.0 million recorded in the prior year period related to the closure of the Hardin, Montana facility.

Total Margin was a loss of $15.3 million in the current year period compared to a loss of $33.7 million in the prior year period, an improvement of $18.3 million or approximately 54.4%. The following table summarizes the factors that impacted the increase in total margin for the year ended December 31, 2023 as compared to the prior year period:

Revenue:		(in thousands)
●	Impact of higher amount of bitcoin produced	$244,258
●	Impact of higher average price of bitcoin produced and other revenue	25,497
Cost of revenue – energy, hosting and other:
●	Prior year impact of accelerated costs related to the closure of Hardin facility	18,218
●	Impact of higher costs due to growth in hash rate and improvements to uptime	(168,841)
Cost of revenue – depreciation and amortization:
●	Prior year impact of accelerated costs related to the closure of Hardin facility	36,032
●	Increased due to deployment of mining rigs	(136,836)
		$18,328

General and administrative expenses: General and administrative expenses were $95.2 million for the year ended December 31, 2023, compared to expenses of $56.7 million in the prior year period, an increase of $38.5 million or approximately 67.8%. The Company’s general and administrative expenses included stock-based (non-cash) compensation expense of $32.6 million in the current year period and $24.6 million in the prior year period. The increase in stock-based compensation expense was primarily due to additional restricted stock unit awards granted as a result of an increase in the Company’s headcount, which grew from 30 employees as of December 31, 2022 to approximately 60 employees as of December 31, 2023. General and administrative expenses excluding stock-based compensation was $62.6 million in the current year period compared with $32.1 million in the prior year period primarily due to the increasing scale of our operations. This $30.4 million or approximately 94.7% increase in expenses was primarily due to the increased scale of the business and headcount, including payroll and benefits, professional fees, and other third-party costs associated with growth.

Total change in carrying value of digital assets:

•Gains (losses) on digital assets and digital assets loan receivable: The Company recognized a gain on digital assets of $331.5 million in the current period primarily related to the new fair value model of ASU 2023-08. The Company recognized a loss of $14.5 million during the prior year period primarily due to the decrease in fair value of a digital asset loan receivable that was repaid in September 2022.

•Impairment of digital assets: The Company incurred impairments of digital assets during the year ended December 31, 2022 of $182.9 million. Under the new fair value model of ASU 2023-08, the Company measures crypto assets at fair value with changes recognized within “Gains (losses) on digital assets and digital assets loan receivable.” Therefore, there were no such impairments of digital assets during the year ended December 31, 2023.

•Gains (losses) on digital assets held within investment fund: The Company exited the investment fund with NYDIG in June 2022 and as such, there were no such gains or losses in the current year period. The changes in the fair value of the Company’s investment fund during the year ended December 31, 2022 resulted in a realized loss of $85.0 million. Refer to Note 4 – Digital Assets, for further information.

Legal reserves: During 2022, the Company recorded a reserve of $26.1 million in connection with a dispute concerning the settlement of certain restricted stock unit awards granted to the Company’s former Chief Executive Officer and Chairman and seven other recipients. There were no such costs incurred during the year ended December 31, 2023.
Total impairments due to vendor bankruptcy filing: The Company recorded impairment charges of $55.7 million in the prior year period related to the Compute North bankruptcy filing.

Impairment of patents: The Company recorded an impairment of $0.9 million in the prior year period related to certain patents no longer utilized in its business operations.

Impairment of fixed assets and advances to vendors: In accordance with ASC 360-10 – Impairment and Disposal of Long-Lived Assets, any long-lived asset group that is held and used must be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset group might not be recoverable. Due to the significant decrease in fair values of bitcoin mining rigs during the fourth quarter ended December 31, 2022, the Company assessed the need for an impairment write-down of both bitcoin mining rigs (held as fixed assets) and advances to vendors (a long-term asset) representing deposits associated with the future delivery of mining rigs. In accordance with ASC 360-10, the Company determined that both of these asset categories had carrying values in excess of fair value, and accordingly, the Company recognized impairment charges for both the bitcoin mining rigs and advances to vendors for a total impairment of approximately $332.9 million for the year ended December 31, 2022. There were no such impairments for the year ended December 31, 2023.

Gain on sales of equipment, net: In late 2021, the Company entered into an agreement with DCRBN Ventures Development and Acquisition LLC (“DCRBN”) to sell certain mining rigs to DCRBN in conjunction with the development of commercial activities at the McCamey, Texas facility. In conjunction with the closure of the Hardin, Montana facility in 2022, the Company sold bitcoin mining rigs to various third parties. Gains resulting from the asset sales totaled $83.9 million for the year ended December 31, 2022. There were no such sales in 2023.
Net gain from extinguishment of debt: During the year ended December 31, 2023, the Company recorded a $82.3 million net gain on extinguishment of debt primarily due to an exchange transaction of Convertible Senior Notes due 2026 (the “Notes”).

On September 7, 2023, the Company entered into agreements with certain holders of the Notes to exchange an aggregate $416.8 million principal amount of Notes for 31,722,417 shares of the Company's common stock and recorded a gain on extinguishment of debt in the amount of $82.6 million.

In March, 2023, the Company prepaid the outstanding balance on its term loan facility with Silvergate Bank and terminated the term loan facility. The Company and Silvergate agreed to also terminate the RLOC facility. In connection with the termination of the credit facility, the Company recorded a loss in the amount of $0.3 million to “Net gain from extinguishment of debt” on the Consolidated Statements of Comprehensive Income (Loss).

Loss on hedge instruments: During the year ended December 31, 2023, the Company recorded a $17.4 million realized loss related to bitcoin hedging activities. The Company has significant bitcoin holdings on its balance sheet and from time to time will evaluate as part of its risk management and treasury management process, short-term hedging or yield enhancing opportunities. The Company has an Investment Committee composed of members of its senior executive team, that evaluates market conditions to set hedging, investments, and monetization of bitcoin strategies. During the year, the Company purchased cost-less collars to protect against the downside price risk of bitcoin while keeping the upside potential. The Company believed this hedging strategy provided short-term protection from the downside price risk of bitcoin. However, bitcoin price increased during the hedge period but overall the increase in the price of bitcoin enhanced the overall fair value of its bitcoin holdings. The Company may, from time to time, evaluate and deploy low-cost hedging strategies to a portion of its bitcoin holdings. There were no outstanding hedging transactions as of the year ended December 31, 2023 and there were no such activities in the prior year period.
Equity in net earnings of unconsolidated affiliate: During the year ended December 31, 2023, the Company recorded its share of net losses for its 20% interest in the ADGM Entity in the amount of $0.6 million, which began mining operations during the third quarter of 2023. The Company’s share of the ADGM Entity’s operating results included earnings from the production of 112 bitcoin and approximately $2.1 million of depreciation and amortization during the year ended December 31, 2023.

Interest expense: Interest expense was $10.4 million for the year ended December 31, 2023 compared to $15.0 million in the prior year. The $4.6 million, or approximately 30.9% decrease was primarily a result of lower interest costs following the exchange of $416.8 million aggregate principal amount of Notes for shares of the Company’s common stock during the year ended December 31, 2023 compared to the prior year period. Additionally, the Company prepaid and terminated its revolving line of credit and term loan facilities during March 2023.
Other non-operating income (loss): Other non-operating income was $2.8 million during the year ended December 31, 2023 compared to income of $1.3 million in the prior year period. The $1.5 million, or approximately 118.9% increase was primarily due to the higher balance of cash and cash equivalents and an increase in interest rates in the current year period.

Income tax benefit (expense): The Company recorded income tax expense of $16.4 million for the year ended December 31, 2023 compared to an income tax benefit of $24.2 million in the prior year period. The $40.7 million, or approximately 167.8% unfavorable tax variance was primarily due to federal limitations on net operating loss carryforwards, which due to the limitation, could not fully offset the amount of the Company’s future tax liabilities.
Net income (loss): The Company recorded net income of $261.2 million for the year ended December 31, 2023 compared to a net loss of $694.0 million in the prior year period. The $955.2 million, or approximately 137.6%, increase in earnings was primarily driven by the favorable mark-to-market adjustment of digital assets related to the early adoption of the new fair value accounting guidance, gain on extinguishment of debt, and favorable variances related to an absence of impairment of digital assets, mining equipment and advances to vendors, losses on digital assets held within the investment fund, partially offset by a net gain on sale of equipment in the prior year period.

Adjusted EBITDA: Adjusted EBITDA was $419.9 million for the year ended December 31, 2023 compared to an adjusted EBITDA loss of $543.4 million in the prior year period. The $963.3 million increase was primarily driven by a favorable adjustment to digital assets under the new cryptocurrency fair value model of $331.5 million, higher production of bitcoin, gain from extinguishment of debt of $82.3 million, and higher average price of bitcoin mined. Adjusted EBITDA also benefited from the absence of several expenses recorded in the prior year period: the impairment of digital assets of $182.9 million; impairment of mining equipment and advances to vendors of $332.9 million; losses on digital assets held within investment fund of $85.0 million; legal reserves of $26.1 million; and losses on digital assets loan receivable of $14.5 million, partially offset by the net gain on sale of equipment of $83.9 million.

Year ended December 31, 2022 compared to December 31, 2021

	Years ended December 31,		Favorable
(dollars in thousands)	2022	2021	(Unfavorable)
Total revenues	$117,753	$159,163	$(41,410)

Costs and expenses
Cost of revenues
Cost of revenues - energy, hosting and other	(72,715)	(27,492)	(45,223)
Cost of revenues - depreciation and amortization	(78,709)	(14,904)	(63,805)
Total cost of revenues	(151,424)	(42,396)	(109,028)
Operating expenses
General and administrative expenses	(56,739)	(174,356)	117,617
Legal reserves	(26,131)	—	(26,131)
Impairment of deposits due to vendor bankruptcy filing	(24,661)	—	(24,661)
Impairment of digital assets	(182,891)	(22,252)	(160,639)
Impairment of patents	(919)	—	(919)
Impairment of mining equipment and advances to vendors	(332,933)	—	(332,933)
Gains (losses) on digital assets loan receivable and gains on digital assets	(14,460)	2,157	(16,617)
Gain on sale of equipment, net of disposals	83,879	—	83,879
Gains (losses) on digital assets held within investment fund	(85,017)	74,696	(159,713)
Total operating expenses	(639,872)	(119,755)	(520,117)
Operating loss	(673,543)	(2,988)	(670,555)
Impairment of loan and investment due to vendor bankruptcy filing	(31,013)	—	(31,013)
Interest expense	(14,981)	(1,569)	(13,412)
Other non-operating income (loss)	1,283	(288)	1,571
Loss before income taxes	(718,254)	(4,845)	(713,409)
Income tax benefit (expense)	24,232	(24,968)	49,200
Net loss	$(694,022)	$(29,813)	$(664,209)

Supplemental information:
bitcoin ("BTC") production during the period, in whole BTC	$4,144	$3,197	$947
Total margin (total revenues less total cost of revenues)	(33,671)	116,767	(150,438)
General and administrative expenses excluding stock-based compensation	(32,144)	(13,570)	(18,574)
Total impairments due to vendor bankruptcy filing	(55,674)	—	(55,674)
Total change in carrying value of digital assets	(282,368)	54,601	(336,969)

Reconciliation to Adjusted EBITDA:
Net loss	$(694,022)	$(29,813)	$(664,209)
Exclude: Interest expense	14,981	1,569	13,412
Exclude: Income tax expense (benefit)	(24,232)	24,968	(49,200)
EBIT	(703,273)	(3,276)	(699,997)
Exclude: Depreciation and amortization	78,709	14,904	63,805
EBITDA	(624,564)	11,628	(636,192)
Stock compensation expense	24,595	160,786	(136,191)
Impairment of assets due to vendor bankruptcy filing	55,674	—	55,674
Impairment of patents	919	—	919
Adjusted EBITDA	$(543,376)	$172,414	$(715,790)

Revenues: The Company generated revenues of $117.8 million for the year ended December 31, 2022, compared to $159.2 million in 2021. The $41.4 million, or approximately 26.0%, decrease in revenue was primarily driven by a $77.3 million decrease in revenue resulting from lower bitcoin prices in 2022, partially offset by increased revenues of $44.6 million related to a 30% increase in production year-over-year. Revenues also declined by $8.7 million in 2022 as the Company ceased operation of a mining pool that included third-parties. Despite the overall increase in production for the year, the Company experienced significant production downtime in the second and third quarters of 2022 as a result of the closure of the Hardin, Montana facility and delays in energization at the McCamey, Texas facility. Production during the third quarter of 2022 was down 50% from the prior year period. The Company's best production quarters of 2022 were the first quarter and the fourth quarter.

Cost of revenues – energy, hosting and other during the year ended December 31, 2022, totaled $72.7 million compared to $27.5 million in the prior year period. The $45.2 million, or approximately 164.5%, increase was driven by an increase in hash rate from the deployment of mining rigs that increased hosting and energy costs. Cost of revenues – energy, hosting and other also increased in 2022 due to accelerated costs associated with the closure of the Hardin, Montana facility of $18.2 million. Partially offsetting these increased costs was an $8.7 million decline in cost of revenues related to the discontinuation of the third party mining pool in 2022.

Cost of revenues – depreciation and amortization was $78.7 million in the current year period compared to $14.9 million in the prior year period. The $63.8 million, or approximately 428.1%, increase was primarily due to the acceleration of depreciation of $36.0 million related to the closure of the Hardin, Montana facility and increased depreciation costs of $27.8 million associated with a higher number of mining rigs in operation.

Total Margin: Total margin was a loss of $33.7 million in the current year period compared with income of $116.8 million in the prior year period, a decline of $150.4 million. This decline was driven by the factors discussed above, which are summarized in the table below:

Revenue:		(in thousands)
●	Impact of higher amount of bitcoin produced	$44,570
●	Impact of lower average price of bitcoin produced	(77,286)
●	Impact of discontinuation of third party mining pool vs prior year	(8,694)
Cost of revenue – energy, hosting and other:
●	Impact of higher costs due to growth in hash rate	(35,699)
●	Impact of accelerated costs related to the closure of Hardin facility	(18,218)
●	Impact of discontinuation of third party mining pool vs prior year	8,694
Cost of revenue – depreciation and amortization:
●	Impact of accelerated costs related to the closure of Hardin facility	(36,032)
●	Increased due to deployment of mining rigs	(27,773)
		$(150,438)

General and administrative expenses: General and administrative expenses were $56.7 million for the year ended December 31, 2022, compared to $174.4 million in the prior year period, a decrease of $117.6 million, or approximately 67.5%. The Company's general and administrative expenses included stock-based (non-cash) compensation expense of $24.6 million in the current year period and $160.8 million in the prior year period. The significant decrease from 2021 to 2022 was primarily related to stock-based incentive compensation payments made to the former Chairman and CEO in 2021, as further described under “Legal reserves.” General and administrative expenses excluding stock-based compensation was $32.1 million in the current year period compared with $13.6 million in the prior year period. This $18.6 million increase in expense was primarily due to the increase in the scale of the business, including higher payroll and benefits costs of $7.2 million, increased professional fees of $3.6 million, increased insurance costs of $3.8 million, higher travel and conference costs of $2.2 million and higher costs in various other areas related to the increased scale of the business, including higher property taxes, banking fees, rent expense, computer costs and equipment repairs.

Legal reserves: In connection with a dispute concerning the settlement of certain restricted stock unit awards previously granted to the Company’s former Chief Executive Officer and Chairman, the Company entered into a settlement agreement pursuant to which the Company agreed to pay $24.0 million during the year ended December 31, 2022. The Company also entered into agreements in respect to seven other recipients of the same restricted stock unit awards. Payments related to these agreements during the year ended December 31, 2022, totaled approximately $2.1 million in the aggregate.

Total impairments due to vendor bankruptcy filing: On September 22, 2022, Compute North filed for restructuring under Chapter 11 of the U.S. Bankruptcy Code. During the year ended December 31, 2022, the Company assessed the impairment of assets associated with Compute North due to the bankruptcy proceedings. As a result, the Company recorded impairment charges of approximately $24.7 million in operating expenses (related to deposits) and approximately $31.0 million (related to certain loans and preferred stock investments) as non-operating expenses.

Total change in carrying value of digital assets:

•Impairment of digital assets: The Company incurred impairments of digital assets during the year ended December 31, 2022 of $182.9 million compared with impairments of $22.3 million in the prior year period. The Company’s impairment of digital assets for the years ending December 31, 2022 and 2021 includes the impact of the Company’s voluntary change in accounting principle to account for the disposition of digital assets on a first-in-first-out (“FIFO”) basis, of $9.7 million and $8.1 million, respectively.

•Gains (losses) on digital assets loan receivable and gains on digital assets: The Company incurred a loss of $14.5 million during the year ended December 31, 2022 compared with a gain of $2.2 million in the prior year period. The loss in the current year period was primarily a result of the decline in fair value of digital asset loan receivable prior to the repayment of the loan in June, 2022. The gain in the prior year period includes the impact of the Company’s voluntary change in accounting principle to account for the gains (losses) on digital assets on a FIFO basis of $1.6 million.

•Change in fair value of digital assets held in fund: On June 10, 2022, the Company withdrew all remaining bitcoin from its investment fund. Total changes in the fair value of investment fund from January 1, 2022 through the June 10, 2022 withdrawal date resulted in a realized loss of $85.0 million in the current year period. During the prior year period, the change in fair value of the bitcoin held in the investment fund was an unrealized gain of $74.7 million.

Impairment of patents: The Company recorded an impairment of $0.9 million in the current year period related to certain patents no longer utilized in its business operations.

Impairment of fixed assets and advances to vendors: In accordance with ASC 360-10 – Impairment and Disposal of Long-Lived Assets, any long-lived asset group that is held and used must be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset group might not be recoverable. Due to the significant decrease in fair values of bitcoin mining rigs during the fourth quarter ended December 31, 2022, the Company assessed the need for an impairment write-down of both bitcoin mining rigs (held as fixed assets) and advances to vendors (a non-current asset) representing deposits associated with the future delivery of mining rigs. In accordance with ASC 360-10, the Company determined that both of these asset categories had carrying values in excess of fair value, and accordingly, the Company recognized impairment charges for both the bitcoin mining rigs of $208.6 million and the advances to vendors of $124.3 million – a total impairment of approximately $332.9 million for the year ended December 31, 2022. In addition, as part of its periodic review of its fixed asset groups, the Company changed the estimated useful life for its asset group of mining rigs from 5 years to 3 years, effective January 1, 2023.

Gain on sales of equipment, net: In late 2021, the Company entered into an agreement with DCRBN in which the Company agreed to sell certain mining rigs to DCRBN in conjunction with the development of commercial activities at the McCamey, Texas facility. In conjunction with its closure from the Hardin, Montana facility, the Company also sold bitcoin mining rigs to various third parties. Total cash proceeds from the sale of assets for the year ended December 31, 2022 were $178.4 million and gains resulting from the asset sales totaled $83.9 million in the current year period. There were no such sales in 2021.

Other non-operating income (loss): Other non-operating income was $1.3 million during the current year period compared to a loss of $0.3 million in the prior year period. The $1.6 million, or approximately 545.5% increase was primarily due to the absence of warrant expense of $1.0 million recorded in the prior year period and to a lesser extent, increased interest and other income.

Interest expense: Interest expense increased $13.4 million from the prior year as a result of higher interest related to the convertible notes issued in November 2021 of $6.6 million, amortization of debt issuance costs of $3.7 million and other interest costs primarily related to the Term loan and revolving credit (“RLOC”) facilities.

Income tax (expense) benefit: The Company recorded an income tax benefit of $24.2 million for the year ended December 31, 2022, compared to an income tax expense of $25.0 million in the prior year period. The primary drivers of the $49.2 million, or approximately 197.1% favorable tax variance were favorable federal impacts versus the prior year period of $145.7 million, favorable state tax impacts versus the prior year period of $18.7 million, beneficial impacts of changes in executive compensation deduction limitations of $22.9 million, and the impact of the Company’s voluntary change in accounting principle to account for digital assets on a FIFO basis of $4.8 million, partially offset by the unfavorable impact of changes in the valuation allowance of $145.0 million.

Net loss: The Company recorded a net loss of $694.0 million in the current year period compared to a net loss of $29.8 million in the prior period. The $664.2 million decline in earnings was primarily driven by declines in the carrying value of digital assets of $317.6 million, the impairment of mining rigs and advances to vendors of $332.9 million, lower total margins of $150.4 million, impairments of $55.7 million related to the Compute North bankruptcy, legal reserves of $26.1 million, increased interest expense of $13.4 million, and the Company’s voluntary change in accounting principle impacts. Partially offsetting these unfavorable variances was a significant reduction in general and administrative expenses of $117.6 million primarily associated with lower stock-based compensation, gains on sales of mining rigs of $83.9 million, a $49.2 million favorable income tax variance and a slight increase in other non-operating income.

Adjusted EBITDA: Adjusted EBITDA was a loss of $543.4 million for the year ended December 31, 2022 compared to a positive adjusted EBITDA of $172.4 million in the prior year period. The $715.8 million decline was primarily driven by declines in the carrying value of digital assets of $337.0 million, the impairment of mining rigs and advances to vendors of $332.9 million, lower total margin excluding depreciation and amortization of $86.6 million, legal reserves of $26.1 million, and higher general and administrative expenses, excluding non-cash stock-based compensation costs of $18.6 million, and the Company’s voluntary change in accounting principle impacts. Partially offsetting these unfavorable variances were gains on the sales of mining rigs of $83.9 million and increases in non-operating income of $1.6 million.

Financial Condition and Liquidity

The following table presents a summary of the Company’s cash flow activity for the year ended December 31, 2023 and 2022:

	For the year ended December 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(315,651)	$(176,478)
Net cash provided by (used in) investing activities	4,595	(390,228)
Net cash provided by financing activities	555,864	410,655
Net increase (decrease) in cash, cash equivalents and restricted cash	244,808	(156,051)
Cash, cash equivalents and restricted cash — beginning of period	112,505	268,556
Cash, cash equivalents and restricted cash — end of period	$357,313	$112,505

Cash flows for the year ended December 31, 2023: Cash and cash equivalents totaled $357.3 million at December 31, 2023, an increase of $244.8 million from December 31, 2022. There was no restricted cash as of December 31, 2023 as the Company replaced cash-collateralized letters of credit with cash deposits during March 2023, as a result of the closure of Signature Bank.

Cash flows from operating activities resulted in a use of funds of $315.7 million, as net income, adjusted for non-cash and non-operating items, in the amount of $96.6 million was more than offset by the use of cash of $412.2 million from changes in operating assets and liabilities. When the Company produces and holds bitcoin on its Consolidated Balance Sheets, it excludes such produced and held bitcoin from its operating cash flows. As the Company monetizes bitcoin in the future, those proceeds are reported as cash flows from investing activities. Changes in cash flows from operating assets and liabilities were driven by a use of funds associated with changes in digital assets of $386.0 million due to the non-cash adjustment for bitcoin mining revenues, deposits of $23.8 million resulting from increased deposits associated with hosting agreements and prepaid expenses of $1.9 million.

Cash flows from investing activities resulted in a source of cash of $4.6 million, primarily resulting from proceeds from the sale of digital assets of $264.9 million, which were offset by investments made as part of the establishment of the ADGM Entity of $71.8 million, advances to vendors of $158.9 million, capital expenditures of $27.6 million, and the payments on hedge settlements of $2.0 million.

Cash flows from financing activities resulted in a source of cash of $555.9 million, primarily from the periodic issuance of common stock under the Company’s 2022 ATM of $608.4 million, partially offset by the repayment of the Company’s term loan facility of $50.0 million. On March 8, 2023, the Company terminated both its term loan and its RLOC facilities with Silvergate Bank.

Cash flows for the year ended December 31, 2022: Cash, cash equivalents and restricted cash totaled $112.5 million at December 31, 2022, a decrease of $156.1 million from December 31, 2021.

Cash flows from operating activities resulted in a use of funds of $176.5 million, primarily due to a $176.6 million use of cash from changes in operating assets and liabilities driven by bitcoin mining revenues, and, to a lesser extent prepaid expenses associated with new hosting arrangements (a $48.9 million use of funds) and deposits associated with new hosting arrangements (a $24.5 million use of funds). These uses of funds were partially offset by a source of funds from changes in accounts payable and other accrued expenses.

Cash flows from investing activities resulted in a use of funds of $390.2 million, primarily resulting from advances of $483.8 million to vendors related to orders of ASICs miners for future deployment, a $44.0 million use of funds for investment purposes primarily due to an investment in Auradine, Inc. (“Auradine”), to secure certain rights to future purchases by the Company from Auradine and capitalized costs of $41.1 million associated with purchases of equipment, partially offset by proceeds of $178.4 million from the sales of bitcoin mining rigs.

Cash flows from financing activities resulted in a source of cash of $410.7 million, primarily from proceeds from the periodic issuance of common stock under the Company’s ATM of $361.5 million and proceeds from borrowings outstanding under the term loan agreement of $49.3 million.

The maximum borrowings outstanding under the Company’s revolving credit facilities during the year ended December 31, 2022, was $70.0 million. Total borrowings and repayments under the RLOC facilities were $120.0 million during the year ended December 31, 2022, and there were no borrowings outstanding under the RLOC facility at December 31, 2022.

Bitcoin holdings as of December 31, 2023: At December 31, 2023, the Company held approximately 15,126 bitcoin on its Consolidated Balance Sheets with a carrying value of $639.7 million. The Company’s holdings as of December 31, 2023 excluded 48 bitcoins owned by the Company’s equity method investee, the ADGM Entity, but allocable to the Company, and pending distribution to the Company. At December 31, 2023, the fair value of a single bitcoin was approximately $42,288. As a result, the fair market value of the Company’s bitcoin holdings at December 31, 2023, was approximately $639.7 million. The Company expects that its future bitcoin holdings will generally increase but will fluctuate from time to time, both in number of bitcoin held and fair value in US dollars, depending upon operating and market conditions. The Company intends to add to its bitcoin holdings primarily through its production activities and will also continue to sell bitcoin as a means of generating cash to fund monthly operating costs and for general corporate purposes. The Company does not intend to make any significant purchases of bitcoin on the open market as means of increasing its bitcoin holdings, although it may buy and sell bitcoin from time to time (separately from what is outlined above) for treasury management purposes.

During the third quarter of 2023, the Company hedged a portion of its bitcoin holdings to mitigate near-term volatility while maintaining a long-term strategy of maximizing the size and value of the Company's treasury. Gains and losses on hedging activity will impact earnings; however, the Company believes the strategy provides resiliency to the organization and downside risk during volatile market conditions due to the upcoming halving while maximizing the Company's bitcoin valuation potential.

Bitcoin holdings outlook: The Company expects that its future bitcoin holdings will generally increase but will fluctuate from time to time, both in number of bitcoin held and fair value in US dollars, subject to market conditions and other factors outside of the Company’s control. For example, the Company would expect:

•The Company’s bitcoin holdings and the value of those holdings will increase most significantly in periods where it experiences both higher production and higher bitcoin prices;

•The Company’s bitcoin holdings and value of those holdings will be mixed in periods with either (1) higher production combined with lower bitcoin prices, or (2) lower production combined with higher bitcoin prices; and

•The Company’s bitcoin holdings and the value of those holdings will most likely decrease in periods where it experiences both lower production and lower bitcoin prices.

The Company intends to add to its bitcoin holdings primarily through its production activities and it also intends to sell bitcoin as a means of generating cash to cover monthly operating costs and for general corporate purposes. The Company does not intend to make any significant purchases of bitcoin on the open market as means of increasing its bitcoin holdings, although it may buy and sell bitcoin from time to time (separately from what is outlined above) for treasury management purposes.

Company's At-the-Market Offering Programs and Proceeds: In October 2023, the Company commenced the 2023 ATM with Wainwright, acting as a sales agent, which allowed the Company to sell and issue shares of its common stock from time to time with an aggregate offering price up to $750.0 million. As of December 31, 2023, the Company had sold 19,591,561 shares of common stock under the 2023 ATM for an aggregate purchase price of $248.1 million, net of commissions expenses. Subsequent to December 31, 2023, we sold additional shares of common stock under the 2023 ATM such that the aggregate offering price of shares sold under the 2023 ATM is approximately $750.0 million. In February 2024, Marathon intends to commence the 2024 ATM with Wainwright acting as sales agent pursuant to the ATM Agreement, under which the Company may offer and sell shares of its common stock from time to time through Wainwright having an aggregate offering price of up to $1.5 billion.

In February 2022, the Company commenced the 2022 ATM with Wainwright, as sales agent, which allowed it to sell and issue shares of up to approximately $750.0 million of its common stock from time to time (the “2022 ATM”). As of October 23, 2023, the Company sold 86,822,000 shares of common stock under the 2022 ATM for an aggregate purchase price of $727.9 million, net of commissions and other offering related expenses, completing the 2022 ATM.

Liquidity and Capital Resources: Cash and cash equivalents totaled $357.3 million and the fair value of bitcoin holdings was $639.7 million at December 31, 2023. The combined value of cash and cash equivalents and bitcoin, as of December 31, 2023, was $997.0 million.

The Company expects to have sufficient liquidity, including cash on hand, cash received from sales of its bitcoin holdings, and access to public capital markets to support ongoing operations. The Company will continue to seek to fund its business activities, and especially its growth opportunities, through the public capital markets, primarily through periodic equity issuances using its at-the-market facilities.

The risks to the Company’s liquidity outlook would include events that materially diminish its access to capital markets and/or the value of its bitcoin holdings and production capabilities, including:

•Failure to effectively execute the Company’s growth strategies;

•Challenges in the bitcoin mining space and/or additional contagion events (such as the FTX collapse and subsequent bankruptcies of bitcoin mining companies in 2022 and 2023) which could damage the credibility of, and therefore investor confidence in, companies engaged in the digital assets space including Marathon;

•Declines in bitcoin prices and/or production, which would impact both the value of the Company’s bitcoin holdings and its ongoing profitability;

•Significant increases in electricity costs if these cost increases were not accompanied by increases in the price of bitcoin, as this would also reduce profitability; and

•Deteriorating macroeconomic conditions, including the impacts of inflation and increased interest rates, as well as instability in the banking system.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company contracts with service providers for hosting its equipment and operational support in data centers where the Company’s equipment is deployed. Under these arrangements, the Company expects to pay at a minimum approximately (i) $920.8 million in total payments during the calendar years 2024 through 2026, and (ii) $139.0 million in total payments during the calendar years 2027 through 2028. Under certain of these arrangements, the Company is required to pay variable pass-through power and service fees in addition to these estimated minimum amounts.

Assuming the Notes due 2026 are not converted into common stock, repurchased or redeemed prior to maturity, (i) annual interest payments of approximately $3.3 million in each calendar year from 2024 through 2026, and (ii) principal in the amount of $330.7 million upon the maturity in November 2026, will be payable under the Notes due 2026. Refer to Note 14 – Debt, for further information.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following accounting policies relate to the significant areas involving management’s judgments and estimates in the preparation of the Company’s financial statements, and are those that it believes are the most critical to aid the understanding and evaluation of this management discussion and analysis:

•Digital assets

•Digital assets loan receivable

•Revenues

•Long-lived assets

•Income taxes

Digital assets

Digital assets (bitcoin) are included in current and other assets in the accompanying Consolidated Balance Sheets due to the Company’s ability to sell bitcoin in a highly liquid marketplace and the selling of bitcoin to fund operating expenses to support operations. Digital assets awarded to the Company through its mining activities are accounted for in accordance with the Company’s revenue recognition policy below.

Effective January 1, 2023, the Company early adopted ASU 2023-08, which requires entities to measure crypto assets at fair value with changes recognized in the Consolidated Statement of Comprehensive Income (Loss) each reporting period. The Company’s digital assets are within the scope of ASU 2023-08 and the transition guidance requires a cumulative-effect adjustment as of the beginning of the current fiscal year for any difference between the carrying amount of the Company’s digital assets and fair value.

Prior to the adoption of ASU 2023-08, Digital assets were accounted for as intangible assets with indefinite useful lives and are recorded at cost less impairment in accordance with ASC 350 – Intangibles-Goodwill and Other. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Whenever the exchange-traded price of digital assets declines below its carrying value, the Company has determined that it is more likely than not that an impairment exists and records impairment equal to the amount by which the carrying value exceeds the fair value at that point in time. The Company has deemed the price of digital assets to be a Level 1 input under the ASC 820 - Fair Value Measurement hierarchy as these were based on observable quoted prices in the Company’s principal market for identical assets. Subsequent reversal of impairment losses is not permitted.

Additionally, during the quarter ended March 31, 2023 and effective January 1, 2023, the Company enacted a voluntary change in accounting principle from last-in-first-out (“LIFO”) to FIFO in order to more accurately reflect the disposition of its digital assets. The change in accounting principle resulted in an increase in gain on digital assets for the year ended December 31, 2021 and resulted in an impairment of digital assets for the years ending December 31, 2022 and 2021. The voluntary change in accounting principle has been reflected in the Consolidated Financial Statements.

Digital assets awarded to the Company through its mining activities are included as a reconciling item within operating activities on the accompanying Consolidated Statements of Cash Flows. The sales of digital assets are included within investing activities in the accompanying Consolidated Statements of Cash Flows and any gains or losses from such sales are included in operating expenses in the Consolidated Statements of Comprehensive Income (Loss).

Digital assets loan receivable

When the Company loans digital assets to a third-party entity, the Company first evaluates whether to derecognize such digital assets based on an evaluation of relevant control and asset derecognition considerations that include whether:

•The Company has transferred present rights to the economic benefits associated with the digital asset for a different right to receive digital assets in the future;

•The Company cannot sell, pledge, loan, or otherwise use the lent digital assets while the loan is outstanding, as those rights have been transferred to the borrower;
54

•Inherent in the realization of the economic benefits associated with the digital asset loan receivable is exposure to credit risk of the third-party entity; and

•The third-party entity that holds the digital assets can deploy those assets at its discretion for the duration of the lending arrangement and bears the risk of loss or theft of those assets, and otherwise has the ability to direct the use of the assets transferred.

If the Company concludes derecognition is appropriate, the Company derecognizes the loaned digital assets that it no longer controls and recognizes a right to receive back in the future such loaned digital assets.

The digital asset loan receivable is recorded at the fair value of the underlying digital assets. Throughout the period that the digital asset loan receivable is outstanding, the receivable will be measured at the fair value of the underlying loaned digital asset with changes recorded in operating income (loss) in current period earnings.

At loan commencement and throughout the loan period, the Company considers and accounts for the credit risk of the borrower using the principles in Topic 326 – Financial Instruments - Credit Losses (“Topic 326”) to measure any credit impairment. The digital asset loan receivable is presented net of any allowance for credit losses. The Company utilizes the probability of default (“PD”) loss given default (“LGD”) approach to estimating the allowance for credit loss (“ACL”) at origination and subsequent reporting periods. In order to apply the PD LGD approach, management considers the lifetime of the digital asset loan receivable, the reasonable and supportable forecast period, and the PD LGD. The Company uses each instrument’s life of loan period for estimating current expected credit losses, unadjusted by any prepayment risk as any risk would be immaterial to either the repayment in kind or the accrued loan fee receivable.

Revenues

The Company recognizes revenue in accordance with ASC 606. The core principle of the revenue standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

•Step 1: Identify the contract with the customer;

•Step 2: Identify the performance obligations in the contract;

•Step 3: Determine the transaction price;

•Step 4: Allocate the transaction price to the performance obligations in the contract; and

•Step 5: Recognize revenue when the Company satisfies a performance obligation.

In order to identify the performance obligations in a contract with a customer, an entity must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met:

•The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct); and

•The entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

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
55

may include fixed amounts, variable amounts, or both. When determining the transaction price, an entity must consider the effects of all of the following:

•Variable consideration

•Constraining estimates of variable consideration

•The existence of a significant financing component in the contract

•Noncash consideration

•Consideration payable to a customer

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

Application of the five-step model to the Company’s mining operations

The Company’s ongoing major or central operation is to provide bitcoin transaction verification services to the transaction requestor, in addition to the bitcoin network through a Company-operated mining pool as the operator (“Operator”) (such activity, “mining”) and to provide a service of performing hash calculations to third-party pool operators alongside collectives of third-party bitcoin miners (such collectives, “mining pools”) as a participant (“Participant”).
Operator
As Operator, the Company provides transaction verification services to the transaction requestor, in addition to the bitcoin network. Transaction verification services are an output of the Company’s ordinary activities; therefore, the Company views the transaction requestor as a customer and recognizes the transaction fees as revenue from contracts with customers under ASC 606. The bitcoin network is not an entity such that it may not meet the definition of a customer; however, the Company has concluded that it is appropriate to apply ASC 606 by analogy to block rewards earned from the bitcoin network. The Company is currently entitled to the block reward of 6.25 bitcoin from the bitcoin network upon each successful validation of a block. The Company is also entitled to the transaction fees paid by the transaction requester payable in bitcoin for each successful validation of a block. The Company assessed the following factors in the determination of the inception and duration of each individual contract to validate a block and satisfaction of its performance obligation as follows:

•For each individual contract, the parties’ rights, the transaction price, and the payment terms are fixed and known as of the inception of each individual contract.

•The transaction requestor and the bitcoin network each have a unilateral enforceable right to terminate their respective contracts at any time without penalty.

•For each of these respective contracts, contract inception and completion occur simultaneously upon block validation; that is, the contract begins upon, and the duration of the contract does not extend beyond, the validation of an individual blockchain transaction; and each respective contract contains a single performance obligation to perform a transaction validation service and this performance obligation is satisfied at the point-in-time when a block is successfully validated.

From September 2021 until May 2022, the Company engaged unrelated third-party mining enterprises (“pool participants”) to contribute hash calculations, and in exchange, remitted transaction fees and block rewards to pool participants on a pro rata basis according to each respective pool participant’s contributed hash calculations. The MaraPool wallet (owned by the Company as Operator) is recorded on the distributed ledger as the winner of proof of work block rewards and assignee of all validations and, therefore, the transaction verifier of record. The pool participants entered into contracts with the Company as Operator; they did not directly enter into contracts with the network or the requester and were not known verifiers of the transactions assigned to the pool. As Operator, the Company delegated mining work to the pool participants utilizing software that algorithmically assigned work to each individual miner. By virtue of its selection and operation of the software, the Company as Operator controlled
56

delegation of work to the pool participants. This indicated that the Company directed the mining pool participants to contribute their hash calculations to solve in areas that the Company designated. Therefore, the Company determined that it controlled the service of providing transaction verification services to the network and requester. Accordingly, the Company recorded all of the transaction fees and block rewards earned from transactions assigned to MaraPool as revenue, and the portion of the transaction fees and block rewards remitted to MaraPool participants as cost of revenues.

In accordance with ASC 606-10-32-21, the Company measures the estimated fair value of the non-cash consideration (block reward and transaction fees) at contract inception, which is at the time the performance obligation to the requester and the network is fulfilled by successfully validating a block. The Company measures the non-cash consideration which is fixed as of the inception of each individual contract using the quoted spot rate for bitcoin determined using the Company’s primary trading platform for bitcoin at the time the Company successfully validates a block.

Expenses associated with providing bitcoin transaction verification services, such as hosting fees, electricity costs, and related fees are recorded as cost of revenues. Depreciation on digital asset mining equipment is also recorded as a component of cost of revenues.
Participant
The Company participates in third-party operated mining pools. When the Company is a Participant in a third-party operated mining pool, the Company provides a service to perform hash calculations to the third-party pool operators. The Company considers the third-party mining pool operators to be its customers under Topic 606. Contract inception and our enforceable right to consideration begins when we commence providing hash calculation services to the mining pool operators. Each party to the contract has the unilateral right to terminate the contract at any time without any compensation to the other party for such termination. As such, the duration of a contract is less than a day and may be continuously renewed multiple times throughout the day. The implied renewal option is not a material right because there are no upfront or incremental fees in the initial contract and the terms, conditions, and compensation amount for the renewal options are at the then market rates.
The Company is entitled to non-cash compensation based on the pool operator’s payout model. The payout methodologies differ depending on the type of third-party operated mining pool. Full-Pay-Per-Share (“FPPS”) pools pay block rewards and transaction fees, less mining pool fees and Pay-Per-Share (“PPS”) pools pay block rewards less mining pool fees but no transaction fees. For FPPS and PPS pools, the Company is entitled to non-cash consideration even if a block is not successfully validated by the mining pool operators. Success-based mining pools pay a fractional share of the successfully mined block and transaction fees, reduced by pool operator expenses only if a block is successfully validated.

During 2023, the Company primarily participated in FPPS mining pools and, to a lesser extent, success-based mining pools. During 2022 and 2021, the Company primarily participated in success-based mining pools and, to a lesser extent, PPS mining pools.

FPPS Mining Pools

The Company primarily participates in mining pools that use the FPPS payout method for the year ended December 31, 2023. The Company is entitled to compensation once it begins to perform hash calculations for the pool operator in accordance with the operator’s specifications over a 24-hour period beginning mid-night UTC and ending 23:59:59 UTC on a daily basis. The non-cash consideration that we are entitled to for providing hash calculations to the pool operator under the FPPS payout method is made up of block rewards and transaction fees less pool operator expenses determined as follows:

•The non-cash consideration in the form of a block reward is based on the total blocks expected to be generated on the Bitcoin Network for the daily 24-hour period beginning midnight UTC and ending 23:59:59 UTC in accordance with the following formula: the daily hash calculations that we provided to the pool operator as a percent of the Bitcoin Network’s implied hash calculations as determined by the network difficulty, multiplied by the total Bitcoin Network block rewards expected to be generated for the same daily period.

•The non-cash consideration in the form of transaction fees paid by transaction requestors is based on the share of total actual fees paid over the daily 24-hour period beginning midnight UTC and ending 23:59:59 UTC in accordance with the following formula: total actual transaction fees generated on the Bitcoin Network during the 24-hour period as a percent of total block rewards the Bitcoin Network actually generated during the same 24-hour period, multiplied by the block rewards we earned for the same 24-hour period noted above.
57

•The block reward and transaction fees earned by the Company is reduced by mining pool fees charged by the operator for operating the pool based on a rate schedule per the mining pool contract. The mining pool fee is only incurred to the extent we perform hash calculations and generate revenue in accordance with the pool operator’s payout formula during the same 24-hour period beginning mid-night UTC daily.

The above non-cash consideration is variable in accordance with paragraphs ASC 606-10-32-5 to 606-10-32-7, since the amount of block reward earned depends on the amount of hash calculations we perform; the amount of transaction fees we are entitled to depends on the actual Bitcoin Network transaction fees over the same 24-hour period; and the operator fees for the same 24-hour period are variable since it is determined based on the total block rewards and transaction fees in accordance with the pool operator’s agreement. While the non-cash consideration is variable, the Company has the ability to estimate the variable consideration at contract inception with reasonable certainty without the risk of significant revenue reversal. The Company does not constrain this variable consideration because it is probable that a significant reversal in the amount of revenue recognized from the contract will not occur when the uncertainty is subsequently resolved and recognizes the non-cash consideration on the same day that control is transferred, which is the same day as contract inception.

The Company measures the non-cash consideration based on the simple average daily spot rate of bitcoin determined using the Company’s primary trading platform for bitcoin over a 24-hour period beginning mid-night UTC and ending 23:59:59 UTC on the day of contract inception. The Company recognizes non-cash consideration on the same day that control of the contracted service is transferred to the pool operator, which is the same day as the contract inception.

PPS Mining Pools

The Company participates in PPS pools that provide non-cash consideration similar to the FPPS pools except PPS pools do not include transaction fees, therefore, the non-cash consideration received by the Company is made up of block rewards less mining pool fees. While the non-cash consideration is variable, the Company has the ability to estimate the variable consideration at contract inception with reasonable certainty. The Company does not constrain this variable consideration because it is probable that a significant reversal in the amount of revenue recognized from the contract will not occur when the uncertainty is subsequently resolved and recognizes the non-cash consideration on the same day that control is transferred, which is the same day as contract inception.

The Company measures the non-cash consideration based on the simple average daily spot rate of bitcoin determined using the Company’s primary trading platform for bitcoin over a 24-hour period beginning mid-night UTC and ending 23:59:59 UTC on the day of contract inception. The Company recognizes non-cash consideration on the same day that control of the contracted service is transferred to the pool operator, which is the same day as the contract inception.

Success-based Mining Pools

The Company also participates, to a lesser extent, in third-party mining pools that pay rewards only when the pool successfully validates a block. For these pools, the Company only earns a reward when the third-party pool successfully mines a block and its reward is the fractional share of the successfully mined block and transaction fees, reduced by pool operator expenses, based on the proportion of hash calculations the Company performed for the mining pool operator to the total hash calculations performed by all mining pool participants in validating the block during the 24-hour period beginning at midnight UTC and ending 23:59:59 UTC daily.

Contract inception and our enforceable right to consideration begins when the Company commences the performance of hash calculations for the mining pool operator. The non-cash consideration is variable in accordance with paragraphs ASC 606-10-32-5 to 606-10-32-7 as it depends on whether the third-party mining pool successfully validates a block during each 24-hour period. In addition, other inputs such as the amount of hash calculations and our fractional share of consideration earned by the pool operator also cause variability. The Company does not have the ability to estimate whether a block will be successfully validated with reasonable certainty at contract inception. The Company constrains the variable consideration at contract inception because it is not probable that a significant reversal in the amount of revenue recognized from the contract will not occur when the uncertainty is subsequently resolved. Once a block is successfully validated, the constraint is lifted. The Company recognizes the non-cash consideration on the same day that control is transferred, which is the same day as contract inception.

The Company’s policy was to measure non-cash consideration based on the spot rate of bitcoin at the time the pool successfully validates a block, which was not in accordance with ASC 606-10-32-21 which requires measurement to coincide with contract inception. Additionally, this measurement was not consistent with the measurement of non-cash consideration for FPPS and PPS pools. During the three months ended December 31, 2023, the Company corrected this error and changed its measurement of non-cash consideration to the simple average daily spot rate of
58

bitcoin determined using the Company’s primary trading platform for bitcoin on the date of contract inception, which is the same day that control of the contracted service (hash calculations) is transferred to the pool operator. The change in measurement did not have a material impact to the results of operations for any of the periods presented.

Expenses associated with providing hash calculation services to third-party operated mining pools, such as hosting fees, electricity costs, and related fees, are recorded as cost of revenues. Depreciation on digital asset mining equipment is also recorded as a component of cost of revenues.

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

Income taxes

The primary objectives of accounting for income taxes are to recognize the amount of income taxes payable or refundable for the current year, and to recognize deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The Company accounts for income taxes in accordance with ASC 740 - Income Taxes, using the asset and liability method. Under this method, deferred tax assets and liabilities are calculated based on enacted tax rates and are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities and for operating losses and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. Management must make assumptions, judgments and estimates to determine the Company’s income tax benefit or expense and deferred tax assets and liabilities. The Company recognizes tax positions when they are more likely than not of being sustained. Recognized tax positions are measured at the largest amount of benefit greater than 50% likely of being realized. Each period, the Company evaluates tax positions and adjust related tax assets and liabilities in light of changing facts and circumstances.
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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 – Summary of Significant Accounting Policies to the Company’s Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our market risk exposures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

59

Market Price Risk of Bitcoin. We hold a significant amount of bitcoin, as such, we are exposed to the impact of market price changes in bitcoin on its bitcoin holdings. This exposure would generally manifest itself in the following areas:

•Declines in the fair market value of bitcoin will impact the cash value that would be realized if we were to sell our bitcoin for cash, therefore having a negative impact on our liquidity.

•We occasionally enter into derivative financial instruments to manage our exposure resulting from fluctuations in the price of bitcoin.

At December 31, 2023, we held approximately 15,126 bitcoin and the fair value of a single bitcoin was approximately $42,288, meaning that the fair value of our bitcoin holdings on that date was approximately $639.7 million.
60

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY

The accompanying notes are an integral part to these audited Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Marathon Digital Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Marathon Digital Holdings, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Our report dated February 28, 2024 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of material weaknesses.

Changes in Accounting Principle

As discussed in Notes 2 and 4 to the financial statements, the Company changed its method of accounting for digital assets during the year ended December 31, 2023 by:

•making a voluntary change in accounting principle from last-in-first-out to first-in-first-out to reflect the disposition of its digital assets, effective January 1, 2023 using the full retrospective method; and

•early adopting ASU 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Topic 350-60): Accounting for and Disclosure of Crypto Assets, effective January 1, 2023 using the modified retrospective method.

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

Revenue Recognition

As disclosed in Note 3 to the financial statements, the Company’s ongoing major or central operation is to provide bitcoin transaction verification services to the transaction requestor, in addition to the bitcoin network through a Company-operated mining pool as the operator, and to provide a service of performing hash calculations to third-party pool operators alongside collectives of third-party bitcoin miners as a participant.

The principal consideration for our determination that performing procedures related to revenue recognition is a critical audit matter is due to the nature and extent of audit effort required to perform audit procedures over the completeness, and occurrence of revenue recognized.

Addressing this matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others:

•We performed site visits at the Company’s facilities where the mining hardware is located, which included observations of the physical controls and mining equipment inventory.

•We independently traced certain financial and performance data directly to the blockchain network to test the occurrence and accuracy of mining revenue as the operator.

•We independently confirmed with the third-party mining pool operator the significant contractual terms utilized in the determination of mining revenue, total mining rewards earned, and the digital asset wallet addresses in which the rewards are deposited to test the occurrence and accuracy of mining revenue as the participant.

•We performed certain analytical procedures over the completeness and accuracy of revenue recognized by the Company.

•We confirmed the year-end digital asset balances directly with the custodians of the Company’s wallets.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Costa Mesa, CA
February 28, 2024
The accompanying notes are an integral part to these audited Consolidated Financial Statements.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(in thousands, except share and per share data)	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$357,313	$103,705
Restricted cash	—	8,800
Digital assets	639,660	121,842
Other receivables	2,091	18
Deposits	7,240	2,350
Prepaid expenses and other current assets	23,499	40,833
Total current assets	1,029,803	277,548

Property and equipment, net	671,772	273,026
Advances to vendors	95,589	488,299
Investments	106,292	37,000
Long-term deposits	59,790	40,903
Long-term prepaids	27,284	8,317
Right-of-use assets	443	1,276
Digital assets, restricted	—	68,875
Total long-term assets	961,170	917,696
TOTAL ASSETS	$1,990,973	$1,195,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,343	$1,312
Accrued expenses	22,015	22,295
Legal reserve payable	—	1,171
Operating lease liabilities	124	326
Accrued interest	276	1,011
Total current liabilities	33,758	26,115
Long-term liabilities:
Notes payable	325,654	732,289
Term loan	—	49,882
Operating lease liabilities	354	1,017
Deferred tax liabilities	15,286	—
Total long-term liabilities	341,294	783,188

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, par value $0.0001 per share, 50,000,000 shares authorized and no shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	—	—
Common stock, par value $0.0001 per share, 500,000,000 shares authorized; 242,829,391 shares and 145,565,916 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	24	15
Additional paid-in capital	2,183,537	1,226,267
Accumulated deficit	(567,640)	(840,341)
Total stockholders’ equity	1,615,921	385,941
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,990,973	$1,195,244

The accompanying notes are an integral part to these audited Consolidated Financial Statements.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in thousands, except share and per share data)	2023	2022	2021
Total revenues	$387,508	$117,753	$159,163

Costs and expenses
Cost of revenues
Cost of revenues - energy, hosting and other	(223,338)	(72,715)	(27,492)
Cost of revenues - depreciation and amortization	(179,513)	(78,709)	(14,904)
Total cost of revenues	(402,851)	(151,424)	(42,396)
Operating expenses
General and administrative expenses	(95,230)	(56,739)	(174,356)
Gains (losses) on digital assets and digital assets loan receivable	331,484	(14,460)	2,157
Legal reserves	—	(26,131)	—
Impairment of deposits due to vendor bankruptcy filing	—	(24,661)	—
Impairment of digital assets	—	(182,891)	(22,252)
Impairment of patents	—	(919)	—
Impairment of mining equipment and advances to vendors	—	(332,933)	—
Gain on sale of equipment, net of disposals	—	83,879	—
Gains (losses) on digital assets held within investment fund	—	(85,017)	74,696
Total operating expenses	236,254	(639,872)	(119,755)
Operating income (loss)	220,911	(673,543)	(2,988)
Net gain from extinguishment of debt	82,267	—	—
Loss on hedge instruments	(17,421)	—	—
Equity in net earnings of unconsolidated affiliate	(617)	—	—
Impairment of loan and investment due to vendor bankruptcy filing	—	(31,013)	—
Interest expense	(10,350)	(14,981)	(1,569)
Other non-operating income (loss)	2,809	1,283	(288)
Income (loss) before income taxes	277,599	(718,254)	(4,845)
Income tax benefit (expense)	(16,426)	24,232	(24,968)
Net income (loss)	$261,173	$(694,022)	$(29,813)
Series A preferred stock accretion to redemption value	(2,121)	—	—
Net income (loss) attributable to common stockholders	$259,052	$(694,022)	$(29,813)

Net income (loss) per share of common stock - basic	$1.41	$(6.12)	$(0.30)
Weighted average shares of common stock - basic	183,855,570	113,467,837	99,337,587

Net income (loss) per share of common stock - diluted	$1.06	$(6.12)	$(0.30)
Weighted average shares of common stock - diluted	192,293,277	113,467,837	99,337,587

Other comprehensive income (loss)
Series A preferred stock accretion to redemption value	2,121	—	—
Foreign currency translation adjustments	—	—	(451)
Comprehensive income (loss)	$261,173	$(694,022)	$(30,264)

The accompanying notes are an integral part to these audited Consolidated Financial Statements.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(in thousands, except share data)	Number	Amount
Balance at December 31, 2020	81,974,619	$8	$428,243	$(116,055)	$(451)	$311,745
Stock-based compensation, net of tax withholding	7,671,317	1	156,072	—	—	156,073
Issuance of common stock, net of offering costs/At-the-Market offering	12,500,000	1	237,428	—	—	237,429
Options exercised on cashless basis	23,500	—	—	—	—	—
Warrant exercised for cash	221,946	—	1,445	—	—	1,445
Common stock issued for cashless exercise of warrants	29,797	—	1,371	—	—	1,371
Common stock issued for service and license agreements	312,094	—	11,135	—	—	11,135
Net income (loss)	—	—	—	(30,264)	451	(29,813)
Balance at December 31, 2021	102,733,273	$10	$835,694	$(146,319)	$—	$689,385
Stock-based compensation, net of tax withholding	490,910	1	24,514	—	—	24,515
Issuance of common stock, net of offering costs/At-the-Market offering	42,141,733	4	361,482	—	—	361,486
Common stock issued for service and license agreements	200,000	—	4,577	—	—	4,577
Net loss	—	—	—	(694,022)	—	(694,022)
Balance at December 31, 2022	145,565,916	$15	$1,226,267	$(840,341)	$—	$385,941
Stock-based compensation, net of tax withholding	1,269,230	—	32,264	—	—	32,264
Issuance of common stock, net of offering costs/At-the-Market offering	64,271,828	6	608,359	—	—	608,365
Series A preferred stock accretion to redemption value	—	—	(2,121)	—	—	(2,121)
Exchange of convertible notes for common stock	31,722,417	3	318,768	—	—	318,771
Cumulative effect of the adoption of ASU 2023-08	—	—	—	11,483	—	11,483
Other	—	—	—	45	—	45
Net income	—	—	—	261,173	—	261,173
Balance at December 31, 2023	242,829,391	$24	$2,183,537	$(567,640)	$—	$1,615,921
The accompanying notes are an integral part to these audited Consolidated Financial Statements.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$261,173	$(694,022)	$(29,813)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	179,513	78,709	14,904
Amortization of prepaid service contract	—	22,781	—
Gain on sale of equipment, net of disposals	—	(83,879)	—
Deferred tax expense (benefit)	15,286	(24,968)	24,968
(Gains) losses on digital assets held within investment fund	—	85,017	(74,696)
(Gains) losses on digital assets and digital assets loan receivable	(331,484)	14,460	(2,157)
Impairment of digital assets	—	182,891	22,252
Impairment of mining equipment and advances to vendors	—	332,933	—
Loss on hedge instruments	17,421	—	—
Stock-based compensation	32,644	24,595	160,786
Amortization of debt issuance costs	3,168	3,945	—
Equity in net earnings of unconsolidated affiliate	617	—	—
Impairment of patents	—	919	—
Impairment of deposits due to vendor bankruptcy filing	—	55,674	—
Gain on extinguishment of debt, net	(82,267)	—	—
Other adjustments from operations, net	484	1,030	1,069
Changes in operating assets and liabilities:
Revenues from digital assets production	(385,959)	(117,747)	(150,513)
Deposits	(23,777)	(24,469)	—
Prepaid expenses and other assets	(1,881)	(48,887)	987
Accounts payable and accrued expenses	146	13,225	12,382
Legal reserve payable	—	1,171	—
Accrued interest	(735)	144	867
Net cash used in operating activities	(315,651)	(176,478)	(18,964)
CASH FLOWS FROM INVESTING ACTIVITIES
Advances to vendors	(158,940)	(483,840)	(435,065)
Loan receivable	—	—	(30,000)
Purchase of property and equipment	(27,611)	(41,108)	(273,851)
Sale of property and equipment	—	178,371	—
Proceeds from sale of digital assets	264,945	—	—
Payments on hedge settlements	(2,004)	—	—
Purchase of digital assets in investment fund	—	—	(150,000)
Investment in joint venture	(71,795)	—	—
Purchase of equity investments	—	(44,000)	(3,000)
Deconsolidation of fund	—	(500)	—
Sale of digital assets in investment fund	—	849	780
Net cash provided by (used in) investing activities	4,595	(390,228)	(891,136)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	608,365	361,486	312,196
Proceeds from issuance of Series A preferred stock, net of issuance costs	13,629	—	—
Redemption of Series A preferred stock	(15,750)	—	—
Proceeds from term loan borrowings, net of issuance costs	—	49,250	—
The accompanying notes are an integral part to these audited Consolidated Financial Statements.

Proceeds from issuance of convertible debt, net of issuance costs	—	—	728,406
Borrowings from revolving credit agreement	—	120,000	77,500
Repayments of revolving credit agreement	(50,000)	(120,000)	(77,500)
Value of shares withheld for taxes	(380)	(81)	(4,714)
Proceeds received on exercise of options and warrants	—	—	1,445
Net cash provided by financing activities	555,864	410,655	1,037,333

Net increase (decrease) in cash, cash equivalents and restricted cash	244,808	(156,051)	127,233
Cash, cash equivalents and restricted cash — beginning of period	112,505	268,556	141,323
Cash, cash equivalents and restricted cash — end of period	$357,313	$112,505	$268,556
The accompanying notes are an integral part to these audited Consolidated Financial Statements.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

Marathon is a digital asset technology company that is principally engaged in producing or “mining” digital assets with a focus on the Bitcoin ecosystem. Marathon’s strategic initiatives primarily focus on mining and holding bitcoin as a long-term investment. Bitcoin is seeing increasing adoption, and, due to its limited supply, the Company believes it offers opportunity for appreciation in value and long-term growth prospects for its business.

In addition to mining and holding bitcoin, from time to time Marathon has explored, and may in the future explore, opportunities to become more involved in businesses that expand or supplement those directly related to the self-mining of bitcoin as favorable market conditions and opportunities arise. For example, Marathon has considered or engaged in owning and operating bitcoin mining facilities or data centers, selling proprietary software or technology to third parties operating in the Bitcoin ecosystem, offering advisory and consulting services to support bitcoin mining ventures in domestic and international jurisdictions, and generating electricity from renewable energy resources or methane gas capture to power bitcoin mining projects. Marathon’s business is also active in Bitcoin-related projects related to the technological development of immersion, hardware, firmware, mining pools and side chains that use the blockchain cryptography.

The term “Bitcoin” with a capital “B” is used to denote the Bitcoin protocol which implements a highly available, public, permanent, and decentralized ledger. The term “bitcoin” with a lower case “b” is used to denote the token, bitcoin.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned and controlled subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The Company consolidates the financial results of the following 100% owned entities:

Subsidiaries
MARA USA Corporation
MARA Tech, Inc.
Marathon Digital International, Inc.
Marathon Digital Leasing, LLC
Crypto Currency Patent Holding Company, LLC
MARA Pool LLC
Marathon Crypto Mining, Inc.
Soems Acquisition Corp.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates associated with the useful lives of property and equipment, realization of long-lived assets, deferred income taxes, unrealized tax positions, and measurement of digital assets. Actual results could differ from those estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on the reported financial position, results of operations, or cash flows. The impact on any prior period disclosures were immaterial.

Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision–making group, in deciding how to allocate resources and assess performance. The Company’s chief operating decision–making group (“CODM”) is composed of the chief executive officer and chief financial officer. The Company currently operates in the Digital Currency Blockchain segment. The CODM has determined that the Company operates as one operating segment as the CODM reviews financial information on a consolidated basis in making decisions regarding resource allocation and performance assessment.

Cash and Cash Equivalents

The Company considers all highly liquid investments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalent balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). During March 2023, the Company began to participate, to the extent practicable, in insured cash sweep programs which “sweep” its deposits across multiple FDIC insured accounts, each with deposits of no more than $250.0 thousand. For the year ended December 31, 2023, the Company had a cash and cash equivalent balance of $357.3 million, of which $225.0 million was FDIC insured, and approximately $95.7 million was invested in treasury bills and other government backed securities. For the year ended December 31, 2022, the Company had a cash balance of $103.7 million, all held at one financial institution.

Restricted Cash

Restricted cash as of December 31, 2022, principally represented those cash balances that support commercial letters of credit and are restricted from withdrawal. During March 2023, the Company eliminated its outstanding letters of credit.

Digital Assets

Digital assets are included in current assets in the Consolidated Balance Sheets due to the Company’s ability to sell bitcoin in a highly liquid marketplace and the sale of bitcoin to fund operating expenses to support operations. In addition, digital assets provided as collateral for long-term loans were reported as Digital assets, restricted at December 31, 2022 and classified as long-term assets in the Consolidated Balance Sheets. The proceeds from the sale of digital assets are included within investing activities in the accompanying Consolidated Statement of Cash Flows. Following the adoption of ASU 2023-08 effective January 1, 2023, the Company measures digital assets at fair value with changes recognized in operating expenses in the Consolidated Statement of Comprehensive Income (Loss). The Company tracks its cost basis of digital assets by-wallet in accordance with the first-in-first-out (“FIFO”) method of accounting. Refer to Note 4 – Digital Assets, for further information regarding the Company’s impact of the adoption of ASU 2023-08.

Additionally, during the quarter ended March 31, 2023 and effective January 1, 2023, the Company enacted a voluntary change in accounting principle from last-in-first-out (“LIFO”) to FIFO in order to more accurately reflect the disposition of its digital assets. The change in accounting principle resulted in an increase in gain on digital assets for the year ended December 31, 2021 and resulted in an impairment of digital assets for the years ending December 31, 2021 and 2022. The voluntary change in accounting principle has been reflected in the Consolidated Financial Statements.

Deposits

The Company contracts with other service providers for hosting of its equipment and operational support in data centers where the Company’s equipment is deployed. These arrangements typically require advance payments to vendors pursuant to the contractual obligations associated with these services. The Company classifies these payments as “Deposits” or “Long-term deposits” on the Consolidated Balance Sheets.

As of December 31, 2023 and 2022, such deposits totaled approximately $67.0 million and $43.3 million, respectively.

Derivatives
The Company occasionally enters into derivative financial instruments to manage its exposure to fluctuations in the price of bitcoin. During the third and fourth quarters of 2023, the Company entered into fixed strike option collar contracts with financial institutions to mitigate Bitcoin short-term market pricing volatility risk. In addition, the Company evaluates its financing and service arrangements to determine whether certain arrangements contain features that qualify as embedded derivatives requiring bifurcation in accordance with Accounting Standard Codification (“ASC”) 815 - Derivatives and Hedging. Embedded derivatives that are required to be bifurcated from the host instrument or arrangement are accounted for and valued as separate financial instruments.

Derivatives are initially recorded at fair value with subsequent changes in fair value recognized as gains or losses on hedge instruments in the Consolidated Statements of Comprehensive Income (Loss). The Company classifies derivative assets or liabilities in the Consolidated Balance Sheets as current or non-current based on whether settlement of the instrument could be required within 12 months of the date of the Consolidated Balance Sheets. During the year ended December 31, 2023, the Company recorded a $17.4 million loss on hedge contracts, which contracts were settled through payments of $15.4 million in bitcoin and $2.0 million in cash. The Company had no open derivative contracts as of December 31, 2023 and 2022.

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

Investments

Investments, which may be made from time to time for strategic reasons, are included in non-current assets in the Consolidated Balance Sheets. Investments without a readily determinable fair value are recorded at cost minus impairment, plus or minus changes from observable price changes in orderly transactions for identical or similar investments of the same issuer, in accordance with the measurement alternative described in ASC 321 - Investments – Equity Securities.

As part of the Company’s policy to maximize return on strategic investment opportunities, while preserving capital and limiting downside risk, the Company may at times enter into equity investments or Simple Agreements for Future Equity (“SAFE”). The nature and timing of the Company’s investments will depend on available capital at any particular time and the investment opportunities identified and available to the Company. However, we generally do not make investments for speculative purposes and do not intend to engage in the business of making investments.

As of December 31, 2023 and 2022, the Company has one remaining SAFE investment with a carrying value of $1.0 million, with no noted impairments or other adjustments.

During September 2023, the Company entered into an agreement with Auradine, Inc. (“Auradine”) to secure certain rights to future purchases by the Company from Auradine for which the Company paid $15.0 million and recorded to “Long-term prepaids” in the Consolidated Balance Sheets. The purchase rights that the Company secured do not expire, do not require minimum purchases and include most favored nation and right of first refusal provisions.

On September 27, 2022, the Company purchased additional shares of Auradine preferred stock with a purchase price of $30.0 million, bringing the total carrying amount of its investment in Auradine preferred stock to $35.5 million, with no noted impairments or other adjustments. Refer to Note 17 – Related Party Transactions, for further information.

On May 3, 2022, the Company converted $2.0 million from its prior Auradine SAFE investment into preferred stock while purchasing additional Auradine preferred stock with a purchase price of $3.5 million. At the same time, the Company entered into a commitment to acquire additional shares of Auradine preferred stock with a purchase price of $30.0 million. This forward contract was accounted for under ASC 321 as an equity security.

On February 3, 2022, the Company purchased convertible preferred stock of Compute North Holdings, Inc. with a purchase price of approximately $10.0 million. The Company impaired this investment by approximately

$10.0 million following Compute North’s chapter 11 bankruptcy filing during September 2022. Refer to Note 11 – Compute North Bankruptcy, for further information.

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

On January 27, 2023, the Company and Zero Two (formerly known as FS Innovation, LLC) entered into a Shareholders’ Agreement regarding the formation of an Abu Dhabi Global Markets company (the “ADGM Entity”) in which the Company has a 20% ownership interest. The ADGM Entity started mining operations during September 2023. The Company’s share of net losses was $0.6 million for the year ended December 31, 2023. As of December 31, 2023, the Company’s investment in the ADGM Entity was $69.3 million and which is reflected in “Investments” in the Consolidated Balance Sheets.

Stock-based Compensation

The Company expenses stock-based compensation to employees and non-employees over the requisite service period based on the grant date fair value of the awards. Refer to Note 12 – Stockholders' Equity, for further information.

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

Revenues

The Company recognizes revenue under ASC 606 – Revenue from Contracts with Customers. The core principle of the revenue standard is that a reporting entity should recognize revenues to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Refer to Note 3 – Revenues, for further information.

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

ASC 740 - Income Taxes, also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Recently Issued Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement may affect the Company’s financial reporting, the Company undertakes an analysis to determine any required changes to its Consolidated Financial Statements.

On December 14, 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09

requires entities to disclose specific rate reconciliations, amount of income taxes separated by federal and individual jurisdiction, and the amount of income (loss) from continuing operations before income tax expense (benefit) disaggregated between federal, state, and foreign. The new standard is effective for the Company for its fiscal year beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.
On December 13, 2023, the FASB issued ASU No. 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Topic 350-60): Accounting for and Disclosure of Crypto Assets. ASU 2023-08 requires entities to measure crypto assets that meet specific criteria at fair value with changes recognized in net income each reporting period. Additionally, ASU 2023-08 requires an entity to present crypto assets measured at fair value separately from other intangible assets in the balance sheets and record changes from remeasurement of crypto assets separately from changes in the carrying amounts of other intangible assets in the income statement. The new standard is effective for the Company for its fiscal year beginning January 1, 2025, with early adoption permitted. The Company early adopted ASU 2023-08 effective as of January 1, 2023, which had a material impact on the Consolidated Financial Statements. Refer to Note 4 – Digital Assets, for further information.

On November 27, 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 is designed to improve the reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the CODM. The new standard is effective for the Company for its fiscal year beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.

On August 23, 2023, the FASB issued ASU No. 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement. ASU 2023-05 addresses the accounting for contributions made to a joint venture and requires contributions received by the joint venture to be measured at fair value upon formation. ASU 2023-05 is designed to provide useful information to investors and reduce diversity in practice. The new standard is effective for the Company for its fiscal year beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.

On March 28, 2023, the FASB issued ASU No. 2023-01, Leases (Topic 842): Common Control Arrangements. ASU 2023-01 is designed to clarify the accounting for leasehold improvements associated with common control leases, thereby reducing diversity in practice. The new standard is effective for the Company for its fiscal year beginning January 1, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.
On June 30, 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. ASU 2022-03 clarifies that a contractual sale restriction prohibiting the sale of an equity security is a characteristic of the reporting entity holding the equity security and should not be included in the equity security’s unit of account. The new standard is effective for the Company for its fiscal year beginning January 1, 2024, with early adoption permitted. The Company adopted ASU 2022-03 on July 1, 2023, which did not have a material impact on the Consolidated Financial Statements.

NOTE 3 – REVENUES

The Company recognizes revenue in accordance with ASC 606. The core principle of the revenue standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

•Step 1: Identify the contract with the customer;

•Step 2: Identify the performance obligations in the contract;

•Step 3: Determine the transaction price;

•Step 4: Allocate the transaction price to the performance obligations in the contract; and

•Step 5: Recognize revenue when the Company satisfies a performance obligation.

In order to identify the performance obligations in a contract with a customer, an entity must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met:

•The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct); and

•The entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

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

The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer. The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. When determining the transaction price, an entity must consider the effects of all of the following:

•Variable consideration

•Constraining estimates of variable consideration

•The existence of a significant financing component in the contract

•Noncash consideration

•Consideration payable to a customer

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

Application of the five-step model to the Company’s mining operations

The Company’s ongoing major or central operation is to provide bitcoin transaction verification services to the transaction requestor, in addition to the bitcoin network through a Company-operated mining pool as the operator (“Operator”) (such activity, “mining”) and to provide a service of performing hash calculations to third-party pool operators alongside collectives of third-party bitcoin miners (such collectives, “mining pools”) as a participant (“Participant”).

The following table presents the Company’s revenues disaggregated for those arrangements in which the Company is the Operator and Participant:

	Year ended December 31,
(in thousands)	2023	2022	2021
Revenues from contracts with customers
Operator - Transaction fees	$32,598	$5,231	$3,317
Participant	25,101	4,652	20,903
Total revenues from contracts with customers	57,699	9,883	24,220
Operator - Block rewards and other revenue	329,809	107,870	134,943
Total revenues	$387,508	$117,753	$159,163

Operator

As Operator, the Company provides transaction verification services to the transaction requestor, in addition to the bitcoin network. Transaction verification services are an output of the Company’s ordinary activities; therefore, the Company views the transaction requestor as a customer and recognizes the transaction fees as revenue from contracts with customers under ASC 606. The bitcoin network is not an entity such that it may not meet the definition of a customer; however, the Company has concluded that it is appropriate to apply ASC 606 by analogy to block rewards earned from the bitcoin network. The Company is currently entitled to the block reward of 6.25 bitcoin from the bitcoin network upon each successful validation of a block. The Company is also entitled to the transaction fees paid by the transaction requester payable in bitcoin for each successful validation of a block. The Company assessed the following factors in the determination of the inception and duration of each individual contract to validate a block and satisfaction of its performance obligation as follows:

•For each individual contract, the parties’ rights, the transaction price, and the payment terms are fixed and known as of the inception of each individual contract.

•The transaction requestor and the bitcoin network each have a unilateral enforceable right to terminate their respective contracts at any time without penalty.

•For each of these respective contracts, contract inception and completion occur simultaneously upon block validation; that is, the contract begins upon, and the duration of the contract does not extend beyond, the validation of an individual blockchain transaction; and each respective contract contains a single performance obligation to perform a transaction validation service and this performance obligation is satisfied at the point-in-time when a block is successfully validated.

From September 2021 until May 2022, the Company engaged unrelated third-party mining enterprises (“pool participants”) to contribute hash calculations, and in exchange, remitted transaction fees and block rewards to pool participants on a pro rata basis according to each respective pool participant’s contributed hash calculations. The MaraPool wallet (owned by the Company as Operator) is recorded on the distributed ledger as the winner of proof of work block rewards and assignee of all validations and, therefore, the transaction verifier of record. The pool participants entered into contracts with the Company as Operator; they did not directly enter into contracts with the network or the requester and were not known verifiers of the transactions assigned to the pool. As Operator, the Company delegated mining work to the pool participants utilizing software that algorithmically assigned work to each individual miner. By virtue of its selection and operation of the software, the Company as Operator controlled delegation of work to the pool participants. This indicated that the Company directed the mining pool participants to contribute their hash calculations to solve in areas that the Company designated. Therefore, the Company determined that it controlled the service of providing transaction verification services to the network and requester. Accordingly, the Company recorded all of the transaction fees and block rewards earned from transactions assigned to MaraPool as revenue, and the portion of the transaction fees and block rewards remitted to MaraPool participants as cost of revenues.

In accordance with ASC 606-10-32-21, the Company measures the estimated fair value of the non-cash consideration (block reward and transaction fees) at contract inception, which is at the time the performance obligation to the requester and the network is fulfilled by successfully validating a block. The Company measures the non-cash consideration which is fixed as of the inception of each individual contract using the quoted spot rate for bitcoin determined using the Company’s primary trading platform for bitcoin at the time the Company successfully validates a block.

Expenses associated with providing bitcoin transaction verification services, such as hosting fees, electricity costs, and related fees are recorded as cost of revenues. Depreciation on digital asset mining equipment is also recorded as a component of cost of revenues.

Participant

The Company participates in third-party operated mining pools. When the Company is a Participant in a third-party operated mining pool, the Company provides a service to perform hash calculations to the third-party pool operators. The Company considers the third-party mining pool operators to be its customers under Topic 606. Contract inception and our enforceable right to consideration begins when we commence providing hash calculation services to the mining pool operators. Each party to the contract has the unilateral right to terminate the contract at any time without any compensation to the other party for such termination. As such, the duration of a contract is less than a day and may be continuously renewed multiple times throughout the day. The implied renewal option is not a material right because there are no upfront or incremental fees in the initial contract and the terms, conditions, and compensation amount for the renewal options are at the then market rates.

The Company is entitled to non-cash compensation based on the pool operator’s payout model. The payout methodologies differ depending on the type of third-party operated mining pool. Full-Pay-Per-Share (“FPPS”) pools pay block rewards and transaction fees, less mining pool fees and Pay-Per-Share (“PPS”) pools pay block rewards less mining pool fees but no transaction fees. For FPPS and PPS pools, the Company is entitled to non-cash consideration even if a block is not successfully validated by the mining pool operators. Success-based mining pools pay a fractional share of the successfully mined block and transaction fees, reduced by pool operator expenses only if a block is successfully validated.

During 2023, the Company primarily participated in FPPS mining pools and, to a lesser extent, success-based mining pools. During 2022 and 2021, the Company primarily participated in success-based mining pools and, to a lesser extent, PPS mining pools.

FPPS Mining Pools

The Company primarily participates in mining pools that use the FPPS payout method for the year ended December 31, 2023. The Company is entitled to compensation once it begins to perform hash calculations for the pool operator in accordance with the operator’s specifications over a 24-hour period beginning mid-night UTC and ending 23:59:59 UTC on a daily basis. The non-cash consideration that we are entitled to for providing hash calculations to the pool operator under the FPPS payout method is made up of block rewards and transaction fees less pool operator expenses determined as follows:

•The non-cash consideration in the form of a block reward is based on the total blocks expected to be generated on the Bitcoin Network for the daily 24-hour period beginning midnight UTC and ending 23:59:59 UTC in accordance with the following formula: the daily hash calculations that we provided to the pool operator as a percent of the Bitcoin Network’s implied hash calculations as determined by the network difficulty, multiplied by the total Bitcoin Network block rewards expected to be generated for the same daily period.

•The non-cash consideration in the form of transaction fees paid by transaction requestors is based on the share of total actual fees paid over the daily 24-hour period beginning midnight UTC and ending 23:59:59 UTC in accordance with the following formula: total actual transaction fees generated on the Bitcoin Network during the 24-hour period as a percent of total block rewards the Bitcoin Network actually generated during the same 24-hour period, multiplied by the block rewards we earned for the same 24-hour period noted above.

•The block reward and transaction fees earned by the Company is reduced by mining pool fees charged by the operator for operating the pool based on a rate schedule per the mining pool contract. The mining pool fee is only incurred to the extent we perform hash calculations and generate revenue in accordance with the pool operator’s payout formula during the same 24-hour period beginning mid-night UTC daily.

The above non-cash consideration is variable in accordance with paragraphs ASC 606-10-32-5 to 606-10-32-7, since the amount of block reward earned depends on the amount of hash calculations we perform; the amount of transaction fees we are entitled to depends on the actual Bitcoin Network transaction fees over the same 24-hour period; and the operator fees for the same 24-hour period are variable since it is determined based on the total block rewards and transaction fees in accordance with the pool operator’s agreement. While the non-cash consideration is variable, the Company has the ability to estimate the variable consideration at contract inception with reasonable certainty without the risk of significant revenue reversal. The Company does not constrain this variable consideration because it is probable that a significant reversal in the amount of revenue recognized from the contract will not occur when the uncertainty is subsequently resolved and recognizes the non-cash consideration on the same day that control is transferred, which is the same day as contract inception.

The Company measures the non-cash consideration based on the simple average daily spot rate of bitcoin determined using the Company’s primary trading platform for bitcoin over a 24-hour period beginning mid-night UTC and ending 23:59:59 UTC on the day of contract inception. The Company recognizes non-cash consideration on the same day that control of the contracted service is transferred to the pool operator, which is the same day as the contract inception.

PPS Mining Pools

The Company participates in PPS pools that provide non-cash consideration similar to the FPPS pools except PPS pools do not include transaction fees, therefore, the non-cash consideration received by the Company is made up of block rewards less mining pool fees. While the non-cash consideration is variable, the Company has the ability to estimate the variable consideration at contract inception with reasonable certainty. The Company does not constrain this variable consideration because it is probable that a significant reversal in the amount of revenue recognized from the contract will not occur when the uncertainty is subsequently resolved and recognizes the non-cash consideration on the same day that control is transferred, which is the same day as contract inception.

The Company measures the non-cash consideration based on the simple average daily spot rate of bitcoin determined using the Company’s primary trading platform for bitcoin over a 24-hour period beginning mid-night UTC and ending 23:59:59 UTC on the day of contract inception. The Company recognizes non-cash consideration on the same day that control of the contracted service is transferred to the pool operator, which is the same day as the contract inception.

Success-based Mining Pools

The Company also participates, to a lesser extent, in third-party mining pools that pay rewards only when the pool successfully validates a block. For these pools, the Company only earns a reward when the third-party pool successfully mines a block and its reward is the fractional share of the successfully mined block and transaction fees, reduced by pool operator expenses, based on the proportion of hash calculations the Company performed for the mining pool operator to the total hash calculations performed by all mining pool participants in validating the block during the 24-hour period beginning at midnight UTC and ending 23:59:59 UTC daily.

Contract inception and our enforceable right to consideration begins when the Company commences the performance of hash calculations for the mining pool operator. The non-cash consideration is variable in accordance with paragraphs ASC 606-10-32-5 to 606-10-32-7 as it depends on whether the third-party mining pool successfully validates a block during each 24-hour period. In addition, other inputs such as the amount of hash calculations and our fractional share of consideration earned by the pool operator also cause variability. The Company does not have the ability to estimate whether a block will be successfully validated with reasonable certainty at contract inception. The Company constrains the variable consideration at contract inception because it is not probable that a significant reversal in the amount of revenue recognized from the contract will not occur when the uncertainty is subsequently resolved. Once a block is successfully validated, the constraint is lifted. The Company recognizes the non-cash consideration on the same day that control is transferred, which is the same day as contract inception.

The Company’s policy was to measure non-cash consideration based on the spot rate of bitcoin at the time the pool successfully validates a block, which was not in accordance with ASC 606-10-32-21 which requires measurement to coincide with contract inception. Additionally, this measurement was not consistent with the measurement of non-cash consideration for FPPS and PPS pools. During the three months ended December 31, 2023, the Company corrected this error and changed its measurement of non-cash consideration to the simple average daily spot rate of bitcoin determined using the Company’s primary trading platform for bitcoin on the date of contract inception, which is the same day that control of the contracted service (hash calculations) is transferred to the pool operator. The change in measurement did not have a material impact to the results of operations for any of the periods presented.

Expenses associated with providing hash calculation services to third-party operated mining pools, such as hosting fees, electricity costs, and related fees, are recorded as cost of revenues. Depreciation on digital asset mining equipment is also recorded as a component of cost of revenues.

NOTE 4 – DIGITAL ASSETS
Adoption of ASU 2023-08, Accounting for and Disclosure of Crypto Assets
Effective January 1, 2023, the Company early adopted ASU 2023-08, which requires entities to measure crypto assets at fair value with changes recognized in the Consolidated Statement of Comprehensive Income (Loss) each reporting period. The Company’s digital assets are within the scope of ASU 2023-08 and the transition guidance requires a cumulative-effect adjustment as of the beginning of the current fiscal year for any difference between the carrying amount of the Company’s digital assets and fair value. As a result of the Company’s early adoption of ASU 2023-08, the Company recorded a $11.5 million increase to digital assets and a $11.5 million decrease to accumulated deficit on the Consolidated Balance Sheets as of the beginning of the fiscal year ended December 31, 2023.

The following table presents the Company’s significant digital asset holdings as of December 31, 2023:

(in thousands, except for quantity)	Quantity	Cost Basis	Fair Value
Bitcoin	15,126	$515,315	$639,660
Total digital assets held as of December 31, 2023		$515,315	$639,660

At December 31, 2023, the Company had earned 48 bitcoin that were pending distribution from the Company’s equity method investee, the ADGM Entity, which are excluded from the Company’s holdings as of December 31, 2023.

The following table presents a roll-forward of total digital assets (including digital assets, restricted) for the year ended December 31, 2023, based on the fair value model under ASU 2023-08:

(in thousands)	Fair Value
Digital assets and digital assets, restricted at December 31, 2022	$190,717
Cumulative effect of the adoption of ASU 2023-08	11,483
Beginning Balance: Digital assets and digital assets, restricted at January 1, 2023	202,200
Addition of digital assets	385,959
Disposition of digital assets	(264,945)
Realized gain (loss) on digital assets	28,738
Unrealized gain (loss) on digital assets	287,708
Digital assets at December 31, 2023	$639,660
During the year ended December 31, 2023, the Company acquired $386.0 million of digital assets through mining activities and disposed of $264.9 million digital assets through the sale of digital assets. During the year ended December 31, 2023, the Company realized total gains on digital assets of $52.5 million and total losses on digital assets of $23.8 million.

During the first quarter of 2023, the term loan was terminated, and the restrictions lapsed on the digital assets that had previously been classified as digital assets, restricted. Refer to Note 14 – Debt, for further information.

Prior to Adoption of ASU 2023-08, Accounting for and Disclosure of Crypto Assets

Digital assets and Digital assets, restricted

Prior to the adoption of ASU 2023-08, digital assets were accounted for as indefinite-lived intangible assets and were initially measured in accordance with ASC 350 - Intangible-Goodwill and Other. Digital assets were not amortized, but were assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived intangible asset is impaired. Whenever the exchange-traded price of digital assets declined below its carrying value, the Company was required to determine if an impairment existed and to record an impairment equal to the amount by which the carrying value exceeded the fair value.
The following table presents a roll-forward of digital assets and digital assets, restricted for the year ended December 31, 2022, based on the cost-impairment model under ASC 350:

(in thousands)
Digital assets and digital assets, restricted at December 31, 2021	$95,226
Additions of digital assets	117,557
Transfer of digital assets from digital assets held in Fund	137,844
Recognition of loaned digital assets	13,324
Impairment of digital assets	(173,214)
Disposition of digital assets	(20)
Digital assets and digital assets, restricted at December 31, 2022	$190,717

As of December 31, 2022, the Company held approximately 12,232 bitcoin, relating to digital assets and digital assets, restricted, with a carrying value of $190.7 million and a fair value of $202.4 million based on Level 1 inputs. Refer to Note 8 - Fair Value Measurement, for further information.

Digital assets held in Fund

On January 25, 2021, the Company entered into a limited partnership agreement with NYDIG Digital Assets Fund III, LP (the “Fund”) pursuant to which the Fund purchased 4,813 bitcoin for an aggregate purchase price of $150.0 million. The Company owned 100% of the limited partnership interests and consolidated the Fund under a voting interest model. The consolidated assets in the Fund were included in the Consolidated Balance Sheets under the caption “Digital assets held in Fund”.

The Fund qualified and operated as an investment company for accounting purposes pursuant to the accounting and reporting guidance under ASC 946 – Financial Services – Investment Companies, which requires fair value measurement of the Fund’s investments in digital assets. The Company retains the Fund’s investment company specific accounting principles under ASC 946 upon consolidation. The Company recorded changes in the fair value of the assets in the Consolidated Statements of Comprehensive Income (Loss) under the caption “Gains (losses) on digital assets held within investment fund.”

On June 10, 2022, the Company redeemed 100% of its limited partnership interest in the Fund in exchange for approximately 4,769 bitcoin with a fair market value of approximately $137.8 million. This bitcoin was transferred from the Fund’s custodial wallet to the Company’s digital wallet. Upon redemption, the Company no longer had a majority voting interest in the Fund and therefore deconsolidated the Fund in accordance with ASC 810 – Consolidation. The Company did not record any gain or loss upon deconsolidation as the digital assets in the Fund were measured at fair value. Subsequent to the transfer, the bitcoin transferred to the Company’s digital wallet was accounted for at cost less impairment in line with its digital assets measurement policy. The activity in the Fund for the year ended December 31, 2022, was as follows. There was no activity in the Fund as of December 31, 2023.

(in thousands)
Digital assets held in Fund at December 31, 2021	$223,916
Unrealized appreciation on digital assets held in Fund	(74,723)
Disposition of digital assets held in Fund	(794)
Realized loss on in-kind distribution	(10,555)
Digital assets transferred out of Fund	(137,844)
Digital assets held in Fund at December 31, 2022	$—

NOTE 5 – ADVANCES TO VENDORS AND DEPOSITS

The Company contracts with bitcoin mining equipment manufacturers to procure equipment necessary for the operation of its bitcoin mining operations. These agreements typically require a certain percentage of the value of the total order to be paid in advance at specific intervals, usually within several days of execution of a specific contract and periodically thereafter with final payments due prior to each shipment date. The Company accounts for these payments as “Advances to vendors” on the Consolidated Balance Sheets.

As of December 31, 2023 and 2022, such advances totaled approximately $95.6 million and $488.3 million, respectively.

In addition, the Company contracts with other service providers for the hosting of its equipment and operational support in data centers where the Company’s equipment is deployed. These arrangements also typically require advance payments to be made to vendors in conjunction with the contractual obligations associated with these services. The Company classifies these payments as “Deposits” and “Long-term deposits” on the Consolidated Balance Sheets.

NOTE 6 – PROPERTY AND EQUIPMENT

The components of property and equipment as of December 31, 2023 and 2022 are:

(in thousands, except useful life)	Useful life (Years)	December 31, 2023	December 31, 2022
Mining rigs	3	$862,055	$116,634
Containers	10	5,676	1,614
Other	7	242	206
Construction in progress	—	—	171,194
Total gross property, equipment		867,973	289,648
Less: Accumulated depreciation		(196,201)	(16,622)
Property and equipment, net		$671,772	$273,026

The Company records mining rigs not yet placed into service as construction in progress. Upon energization of the mining rigs, the mining rigs are reclassified to “Mining rigs” and depreciated over the estimated useful life.

The Company’s depreciation expense related to property and equipment for the years ended December 31, 2023 and 2022 was $179.5 million and $78.7 million, respectively.

In late 2021, the Company entered into an agreement with DCRBN Ventures Development and Acquisition LLC (“DCRBN”) in which the Company agreed to sell certain mining rigs to DCRBN in conjunction with the development of commercial activities at the McCamey, Texas facility. In conjunction with its closure from the Hardin, Montana facility in September 2022 (the “Hardin Transaction”), the Company also sold bitcoin mining rigs to various third parties. Total cash proceeds from these sales of assets for the year ended December 31, 2022, were $178.4 million and gains resulting from the asset sales totaled $83.9 million. There were no such sales in 2023.

In connection with the Hardin Transaction, the Company recorded additional depreciation expense related to approximately 1,800 bitcoin mining rigs that were previously deployed and were no longer in operating condition based on inspections of the assets at the facility and experience with the assets formerly deployed at Hardin in the weeks following redeployment. In addition, the Company determined that the useful lives of the remaining mining rigs formerly deployed at Hardin should be reduced from 36 months to 24 months.

In accordance with ASC 360 - Impairment and Disposal of Long-Lived Assets, a long-lived asset (group) that is held and used must be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset (group) might not be recoverable. Due to the decrease in the cost of bitcoin mining rigs that was driven by the drop in bitcoin prices during the fourth quarter ended December 31, 2022, the Company assessed the need for an impairment write-down of its bitcoin mining rigs. In accordance with ASC 360-10, the Company initially determined that the carrying value of its bitcoin miners was not recoverable. As its bitcoin mining rigs had a carrying value in excess of fair value, the Company recognized an impairment charge of approximately $208.6 million for the year ended December 31, 2022. The fair value of the bitcoin miners determined primarily using observable prices for similar assets as of December 31, 2022 was $271.3 million.

As a result of the impairment charge of its bitcoin mining rigs, the Company re-evaluated and reduced the estimated useful life for its asset group of mining rigs from 5 to 3 years, effective January 1, 2023. No impairment indicators were identified during the year ended December 31, 2023.

NOTE 7 – DIGITAL ASSET LOAN RECEIVABLE, NET OF ALLOWANCE

The Company’s digital asset loan receivable represents two separate digital asset loans made to NYDIG Funding, LLC (“NYDIG”) in August 2021 and December 2021 under a master securities loan agreement, which was terminated at the point of full repayment in kind for both loans in June 2022. A total of 600 bitcoin were loaned to NYDIG. No collateral was posted to Marathon under the terms of the two loans. The digital assets loan receivables were initially and subsequently measured at the fair value of the underlying bitcoin lent at the time of the transfer, approximately $27.2 million, and adjusted for expected credit losses, with changes in fair value recorded as unrealized gains and losses in the Consolidated Statements of Comprehensive Income (Loss). A loan fee was accrued daily, based on the daily closing price of the underlying bitcoin and a set percentage rate, and paid in cash on a monthly basis consistent with each loan’s confirmation terms.
The loans were fully repaid by NYDIG in June 2022 at which time the 600 bitcoin were reclassified into digital assets at the carrying value of the digital assets loan receivable immediately prior to its derecognition at the end of loan. The Company did not have any digital asset loan receivables outstanding as of December 31, 2023 or 2022. As such, the Company recorded an allowance for loan losses as of December 31, 2021 with an initial provision expense of approximately $0.9 million. As of December 31, 2022, the Company recognized a corresponding provision benefit of approximately $0.9 million for the June 2022 repayment in full.
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

The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, restricted cash, other receivables, deposits, prepaid expenses and other current assets, property and equipment, advances to vendors, accounts payable, accrued expenses, and legal reserve payable, approximate their estimated fair market value based on the short-term maturity of these instruments. Additionally, the carrying amounts reported in the Consolidated Balance Sheets for the Company’s term loan, operating lease liabilities and other long-term liabilities approximate fair value as the related interest rates approximate rates currently available to the Company.

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
Recurring measurement of fair value
The following tables present information about the Company’s assets measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of December 31, 2023 and December 31, 2022, respectively:

	Recurring fair value measured at December 31, 2023
(in thousands)	Total carrying value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash and cash equivalents (1)	$201,688	$201,688	$—	$—
Digital assets	639,660	639,660	—	—

	Recurring fair value measured at December 31, 2022
(in thousands)	Total carrying value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash and cash equivalents (2)	$92,044	$92,044	$—	$—
(1) Represents money market accounts, government backed securities, and investments. Excludes $155.6 million of cash and cash equivalents as of December 31, 2023.

(2) Represents money market accounts. Excludes $11.7 million of cash and cash equivalents as of December 31, 2022.
Effective January 1, 2023, the Company early adopted ASU 2023-08, measuring digital assets at fair value on a recurring basis. Refer to Note 4 – Digital Assets, for further information. Additionally, during March 2023, the fair value of digital assets were transferred from Level 2 to Level 1, as a result of using the quoted price in the active market in accordance with ASC 820. There were no other transfers among Levels 1, 2 or 3 during the years ended December 31, 2023 and December 31, 2022.

On June 10, 2022, the Company withdrew approximately 4,769 bitcoin from its investment in NYDIG Digital Assets Fund III, LP and transferred the bitcoin directly into the Company’s account.
Non-recurring measurement of fair value
The following tables present information about the Company’s assets and liabilities measured at fair value on a non-recurring basis and are, therefore, not included in the tables above. These assets include (a) digital assets and digital assets, restricted that are initially recorded at cost and subsequently impaired as the fair value falls below its carrying value and (b) mining rigs and advances to vendors that are written down to fair value due to the decrease in the cost of bitcoin mining rigs that was driven by the drop in bitcoin prices during the fourth quarter ended December 31, 2022. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., impairment). The Company’s estimated level within the fair value hierarchy for each of these assets and liabilities as of December 31, 2022 are as follows. As of December 31, 2023, the Company had no assets and liabilities that were measured on a non-recurring basis, due to the early adoption of ASU 2023-08 and the requirement to measure crypto assets at fair value. Refer to Note 4 – Digital Assets, for further information.

	Non-recurring fair value measured at December 31, 2023
(in thousands)	Total carrying value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Notes payable	$325,654	$269,725	$—	$—

	Non-recurring fair value measured at December 31, 2022
(in thousands)	Total carrying value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Digital assets	$121,842	$—	$129,201	$—
Property and equipment, net (1)	271,280	—	271,280	—
Advances to vendors	488,299	—	488,299	—
Digital assets, restricted	68,875	—	72,998	—
Liabilities:
Notes payable	732,289	173,200	—	—

 (1) Represents mining rigs. Excludes $1.7 million of property and equipment relating to containers, website, and leasehold improvements as of December 31, 2022.
There were no transfers among Levels 1, 2 or 3 during the years ended December 31, 2023 and December 31, 2022.
NOTE 9 – INCOME TAXES

The Company accounts for income taxes under ASC 740 - Income Taxes, which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry-forwards. ASC 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

Income tax expense (benefit) attributable to income from continuing operations was $16.4 million, $(24.2) million, and $25.0 million for the years ended December 31, 2023, 2022, and 2021, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 21% to pretax income from continuing operations as a result of the following:

(in thousands, except percentage data)	2023		2022		2021
Federal income tax expense (benefit) at the statutory rate	21.0%	$58,296	(21.0)%	$(150,785)	(21.0)%	$(1,097)
State income taxes, net of federal tax expense	0.9%	2,559	(1.6)%	(11,495)	150.7%	7,876
Executive compensation deduction limitation	0.9%	2,587	1.0%	7,358	578.1%	30,213
Excess tax benefit related to share-based compensation	0.2%	470	—%	285	(36.5)%	(1,909)
Nondeductible other expenses	0.6%	1,798	—%	14	4.3%	225
Change in valuation allowance	(18.9)%	(52,502)	18.2%	130,462	(277.0)%	(14,477)
Prior year true-ups	1.2%	3,346	—%	127	81.9%	4,281
Other, net	—%	(128)	—%	(198)	(2.8)%	(144)
Income tax expense (benefit) from continuing operations	5.9%	$16,426	(3.4)%	$(24,232)	477.7%	$24,968

The components of the provision for income taxes are as follows:

(in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Current income tax expense (benefit)
Federal	$—	$—	$—
State	1,140	733	2
Total current income tax expense	1,140	733	2

Deferred expense
Federal	66,129	(143,598)	31,569
State	1,659	(11,829)	7,874
Total deferred tax expense (benefit)	67,788	(155,427)	39,443

Change in valuation allowance	(52,502)	130,462	(14,477)

Net deferred tax expense after valuation allowance (benefit)	15,286	(24,965)	24,966

Income tax provision (benefit)	$16,426	$(24,232)	$24,968

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2023 and 2022 are presented below:

(in thousands)	December 31, 2023	December 31, 2022
Deferred tax assets:
Tax credit carryforwards	$517	$386
Net operating loss carryforwards	144,081	48,703
Intangible assets	1,602	1,727
Stock compensation	3,898	2,133
Digital assets	—	52,535
Disallowed Interest	3,093	2,215
Bad debt reserve	9,957	10,039
Research and development costs	1,619	541
Accruals, reserves and other	286	239
Impairment loss	36,100	36,397
Capital losses	11,950	—
Gain on hedge instruments	3,798	—
Total gross deferred tax assets	216,901	154,915
Less valuation allowance	(77,960)	(130,462)
Net deferred tax assets	138,941	24,453

Deferred tax liabilities:
Unrealized gains	—	(2,494)
Property and equipment, net	(117,094)	(21,959)
Digital assets	(37,133)	—
Total gross deferred liabilities	(154,227)	(24,453)
Net deferred tax liability	$(15,286)	$—

The valuation allowance for deferred tax assets as of December 31, 2023 and 2022 was $78.0 million and $130.5 million, respectively. The net change in the total valuation allowance was a decrease of $52.5 million in the year ended December 31, 2023.

At year ended December 31, 2023, the Company concluded, based upon all available evidence, it was more likely than not that it would not have sufficient future taxable income to realize the Company’s federal and state deferred tax assets. As a result, the Company established a valuation allowance against deferred tax assets that are not supported by reversing deferred tax liabilities.

At December 31, 2023, the Company has federal and state net operating loss carryforwards of $772.1 million, which are available to offset future taxable income. In addition, the Company has interest expense carryforwards of $14.2 million.

The Company has the following attributes and credit carryforwards:

(in thousands)	Gross Amount	Expiring
Federal net operating loss carryforwards	$3,314	2034-2035
Federal net operating loss carryforwards	651,476	Indefinite
State net operating loss carryforwards	117,286	Various
Interest expense carryforwards	14,189	Indefinite
Federal tax credit carryforwards	477	2040-2043
State tax credit carryforwards	40	Indefinite

Section 382 and Section 383 of the Internal Revenue Code limit the utilization of U.S. tax attribute carryforwards following a change of control. Based on the Company’s analysis under Section 382, approximately $85.5 million of tax attributes are limited by Section 382/383 as of December 31, 2023. The Section 382/383 limitation in conjunction with the twenty-year carryforward limitation caused $33.5 million of attributes to be deemed worthless, which resulted in a write-off of the related deferred tax assets in 2021.

A reconciliation of the beginning and ending amount of total unrecognized tax benefits for the tax years ended December 31, 2023 and 2022 is as follows:

(in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Balance, beginning of year	$5,252	$44	$—
Increase (decrease) related to prior year tax positions	(31)	21	25
Increase related to current year tax positions	75	5,187	19
Balance, end of year	$5,296	$5,252	$44

The Company has established a reserve against its federal research and development (“R&D”) tax credits generated in 2023 and previous years. The Company has also established a reserve related to its executive compensation deduction limitation in 2022.

As of December 31, 2023, the total amount of unrecognized tax benefits was $5.3 million, all of which was offset against deferred tax assets. If the unrecognized tax benefits were recognized as of December 31, 2023, there would be a $5.3 million favorable impact that would affect the effective rate on income from continuing operations. The Company also accrues for interest and penalties on its uncertain tax positions and includes such charges in its income tax provision in the Consolidated Statements of Comprehensive Income (Loss). The Company had no interest and penalty expenses in the years ended December 31, 2023 and 2022.
The Company did not accrue either interest or penalties for the years ended December 31, 2023 and 2022. The Company does not currently expect any of its remaining unrecognized tax benefits to be recognized in the next twelve months.

The Company files federal and state income tax returns. The 2019-2022 tax years generally remain subject to examination by the IRS and various state taxing authorities, although the Company is not currently under examination in any jurisdiction.

NOTE 10 – NET INCOME (LOSS) PER SHARE

Net income (loss) per share is calculated in accordance with ASC 260 - Earnings Per Share. Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. For the year ended December 31, 2023, the Company recorded net income and as such, the Company calculated the impact of dilutive common stock equivalents in determining diluted earnings per share. For the year ended December 31, 2022, the Company recorded a net loss and as such, the computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding, as they would have been anti-dilutive.

The following table presents the securities that were not included in the computation of diluted income (loss) per share, as their inclusion would have been anti-dilutive:

	For the year ended December 31,
	2023	2022	2021
Warrants	324,375	324,375	326,779
Restricted stock units	—	1,255,648	642,094
Convertible notes	—	9,812,955	9,812,955
Series A Preferred Stock	322,654	—	—
Total dilutive shares	647,029	11,392,978	10,781,828

The following table sets forth the computation of basic and diluted income (loss) per share:

	For the year ended December 31,
(in thousands, except share and per share data)	2023	2022	2021
Basic earnings per share of common stock:
Net income (loss) per share of common stock - basic	$259,052	$(694,022)	$(29,813)
Weighted average shares of common stock - basic	183,855,570	113,467,837	99,337,587
Net income (loss) per share of common stock - basic	$1.41	$(6.12)	$(0.30)

Diluted earnings per share of common stock:
Net income (loss) per share of common stock - basic	$259,052	$(694,022)	$(29,813)
Add: Notes interest expense, net of tax	7,421	—	—
Less: Gain from extinguishment of debt, net of tax	(62,909)	—	—
Net income (loss) per share of common stock - diluted	$203,564	$(694,022)	$(29,813)
Weighted average shares of common stock - basic	183,855,570	113,467,837	99,337,587
Restricted stock units	330,928	—	—
Convertible notes	8,106,779	—	—
Weighted average shares of common stock - diluted	192,293,277	113,467,837	99,337,587
Net income (loss) per share of common stock - diluted	$1.06	$(6.12)	$(0.30)

NOTE 11 – COMPUTE NORTH BANKRUPTCY

On September 22, 2022, Compute North Holdings, Inc. (along with its affiliated debtors, collectively, “Compute North”), filed for chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the Southern District of Texas under chapter 11 of the U.S. Bankruptcy Code (11 U.S. Code section 101 et seq.). The Company’s financial exposure to Compute North at the time of the bankruptcy filing included:

•Approximately $10.0 million in convertible preferred stock of Compute North Holdings, Inc.

•Approximately $21.0 million related to an unsecured Senior Promissory note with Compute North LLC.

•Approximately $50.0 million in operating deposits with Compute North primarily related to the King Mountain and Wolf Hollow hosting facilities.

The Company recorded an impairment charge of $39.0 million during the third quarter of 2022. During the fourth quarter of 2022, the company estimated that an additional $16.6 million in deposits had likely been impaired and as such recorded an additional impairment charge. On February 16, 2023, the Bankruptcy Court approved the Debtors Plan of Reorganization, pursuant to which Marathon’s claim was fixed at $40.0 million as an unsecured claim to be paid out according to the timing and percentages within the approved Debtor’s plan. The Company has yet to receive the settlement funds.

NOTE 12 – STOCKHOLDERS' EQUITY

Common Stock

On July 27, 2023, the Company’s shareholders approved an amendment to the Company’s articles of incorporation that increased the amount of common stock authorized for issuance to 500,000,000 with a par value of 0.0001 per share.
Shelf Registration Statements on Form S-3 and At-the-Market Offering Agreements
In February 2024, we intend to commence a new at-the-market offering program with H.C. Wainwright & Co., LLC (“Wainwright”) acting as sales agent (the “2024 ATM”) pursuant to the ATM Agreement, under which we may offer and sell shares of our common stock from time to time through Wainwright having an aggregate offering price of up to $1.5 billion.

On October 24, 2023, the Company entered into a new at-the-market offering program (the “2023 ATM”) with Wainwright relating to shares of the Company’s common stock. In accordance with the terms of the sales agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $750.0 million from time to time through Wainwright acting as its sales agent. As of December 31, 2023, the Company has sold 19,591,561 shares of common stock for an aggregate purchase price of $248.1 million, net of offering costs, pursuant to the 2023 ATM.

On February 11, 2022, the Company entered into an at-the-market Offering Agreement (the “2022 ATM”), or sales agreement, with Wainwright relating to shares of the Company’s common stock. In accordance with the terms of the sales agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $750.0 million from time to time through Wainwright acting as its sales agent. As of October 23, 2023, the Company has sold 86,822,000 shares of common stock for an aggregate purchase price of $727.9 million, net of offering costs, pursuant to the 2022 ATM, completing the agreement.

Common Stock Warrants
A summary of the Company’s issued and outstanding common stock warrants and changes during the year ended December 31, 2023 and 2022 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2021	326,779	$25.54	3.5
Forfeited	(2,404)	52.00	—
Outstanding as of December 31, 2022	324,375	25.00	2.5
Outstanding as of December 31, 2023	324,375	$25.00	2.5

Restricted Stock Units

On January 1, 2018, the Board adopted the 2018 Equity Incentive Plan (as amended, the “2018 Plan”), which was subsequently approved by the Company’s shareholders on March 7, 2018, The 2018 Plan provides for the issuance of stock options, restricted stock, restricted stock units, preferred stock and other awards to employees, directors, consultants and other service providers.

The Company has granted restricted stock units (“RSU”) to employees, which generally vest over a four-year period from the date of grant; however, in certain instances, all or a portion of a grant may vest immediately. RSUs granted to directors generally vest over a one-year period or, in certain instances, immediately. The Company measures the fair value of RSUs at the grant date and recognizes expense on a straight-line basis over the requisite service period from the date of grant for each separately-vesting tranche under the graded-vesting attribution method.

A summary of the Company’s RSU activity for the years ended December 31, 2023 and 2022, is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2021	642,094	$35.93
Granted	1,167,339	19.35
Forfeited	(60,000)	42.19
Vested	(493,785)	29.87
Nonvested at December 31, 2022	1,255,648	22.60
Granted	6,258,700	8.73
Forfeited	(309,337)	9.85
Vested	(1,439,482)	17.90
Nonvested at December 31, 2023	5,765,529	9.40

As of December 31, 2023, there was approximately $43.1 million of aggregate unrecognized stock-based compensation related to unvested RSUs that is expected to be recognized over the next 2.5 years.

Series A Preferred Stock

On June 5, 2023, the Company entered into a securities purchase agreement for the offering of 15,000 shares of the Company’s Series A redeemable convertible preferred stock. On June 8, 2023, upon closing of the offering, the Company issued 15,000 shares of Series A Preferred Stock for total gross proceeds of $14.3 million before deducting the placement agent’s fees and other estimated offering expenses. Each share of Series A Preferred Stock had a purchase price of $952.38, representing an original issue discount of approximately 5% of the $1,000 stated value of each share. Each share of Series A Preferred Stock was convertible into shares of the Company’s common stock at an initial conversion price of $14.52 per share, at the option of the holder, at any time following the Company’s receipt of stockholder approval for an increase in its authorized shares of common stock.

The Series A Preferred Stock was recorded outside of stockholder’s equity as mezzanine equity. At June 30, 2023, the Company increased the carrying value of Series A Preferred Stock to its redemption value and recorded the difference to additional paid-in capital.

As of December 31, 2023, all of the outstanding Series A Preferred Stock were redeemed at 105% of the $1,000 stated value per share for $15.8 million.
NOTE 13 – ACCRUED EXPENSES

As of December 31, 2023 and 2022, the Company’s accrued expenses consisted of the following:

(in thousands)	2023	2022
Interest	$276	$1,011
Non-income taxes	6,926	14,509
Payroll and related expenses	6,073	2,345
Other	8,740	4,430
Total accrued expenses	$22,015	$22,295

NOTE 14 – DEBT

As of December 31, 2023 and 2022, the Company’s debt consists of the following:

(in thousands, except for interest rate data)	Maturity Date	Interest Rate	December 31, 2023	December 31, 2022
Convertible note	December 1, 2026	1%	$330,707	$747,500
Less: unamortized debt discount			(5,053)	(15,211)
Total convertible notes, net of discount			$325,654	$732,289

Term loan (1)	August 5, 2024	Variable	—	50,000
Less: unamortized deferred fees			—	(118)
			$—	$49,882

Total			325,654	782,171
Less: current portion			—	—
Long-term portion			$325,654	$782,171

(1) On March 8, 2023, the Company repaid the term loan, in full, and the Company’s RLOC facilities with Silvergate Bank were terminated. The Company recorded a loss in the amount of $0.3 million to “Net gain on extinguishment of debt” on the Consolidated Statements of Comprehensive Income (Loss).

During the years ended December 31, 2023 and December 31, 2022, the Company recorded amortization of debt issuance costs of $3.2 million and $3.9 million, respectively. Interest expense was $10.4 million and $15.0 million for the years ended December 31, 2023 and December 31, 2022, respectively.

The following summarizes the Company’s required payments on the Convertible Note in each of the next five years, and thereafter:

Year	Repayment Amount (in thousands)
2024	$—
2025	—
2026	330,707
2027	—
2028	—
Thereafter	—

Convertible Note

On November 18, 2021, the Company issued $650.0 million principal of 1.0% Convertible Senior Notes due 2026 (the “Notes”). The Notes were issued pursuant to, and are governed by, an indenture (the “Indenture”), dated as of November 18, 2021, between the Company and U.S. Bank National Association, as trustee (the “Trustee”).

On November 23, 2021, the initial purchasers of the Notes purchased an additional $97.5 million principal of Notes for an aggregate principal amount of $747.5 million.

The Notes are the Company’s senior, unsecured obligations and are:

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

The Notes accrue interest at a rate of 1.0% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on June 1, 2022. The Notes will mature on December 1, 2026, unless earlier repurchased, redeemed or converted. Before the close of business on the business day immediately before September 1, 2026, noteholders will have the right to convert their Notes only upon the occurrence of certain events. From and after September 1, 2026, noteholders may convert their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. The initial conversion rate is 13.1277 shares of common stock per one thousand dollar principal amount of Notes, which represents an initial conversion price of approximately $76.17 per share of common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.
The Notes will be redeemable, in whole or in part (subject to certain limitations described below), at the Company’s option at any time, and from time to time, on or after December 6, 2024, and on or before the 21st scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (2) the trading day immediately before the date the Company sends such notice. However, the Company may not redeem less than all of the outstanding Notes unless at least $100.0 million aggregate principal amount of Notes are outstanding and not called for redemption as of the time the Company sends the related redemption notice. In addition, calling any Note for redemption will constitute a Make-Whole Fundamental Change with respect to that Note, in which case the conversion rate applicable to the conversion of that Note will be increased in certain circumstances if it is converted during the related redemption conversion period.

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

(v)    Certain defaults by the Company or any of its subsidiaries with respect to indebtedness for borrowed money of at least $50.0 million; and

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

In September 2023, the Company entered into privately negotiated exchange agreements with certain holders of its Notes. In total, the Company exchanged $416.8 million principal amount of Notes for an aggregate 31,722,417 shares of Company common stock. The Company evaluated the exchange of debt to determine if it was an extinguishment or a modification of the debt. Due to the addition of a substantive conversion feature, the Company determined that the exchange was an extinguishment of debt. The Company measured the gain on extinguishment of debt based on the carrying value of the Notes, the fair value of the Company’s common stock issued in the exchange and related transaction costs. The Company recorded a gain on the exchange of Notes for the Company’s common stock in the amount of $82.6 million to “Net gain from extinguishment of debt” on the Consolidated Statements of Comprehensive Income (Loss).
The Company is permitted and may seek to repurchase additional Notes prior to the maturity date, whether through privately negotiated purchases, open market purchases, or otherwise.

As of December 31, 2023 and December 31, 2022, Notes outstanding, net of unamortized discounts of approximately $5.1 million and $15.2 million, respectively, were $325.7 million and $732.3 million, respectively.
Term Loan and RLOC facilities

On October 1, 2021, the Company entered into a Revolving Credit and Security Agreement with Silvergate Bank pursuant to which Silvergate agreed to loan the Company up to $100.0 million on a revolving basis.

On July 28, 2022, the Company entered into a new Revolving Credit and Security Agreement (the “Agreement” or “RLOC”) with Silvergate Bank (the “Bank”) pursuant to which Silvergate agreed to loan the Company up to $100.0 million on a revolving basis pursuant to the terms of the Agreement. This facility refinanced and replaced an existing $100.0 million facility the Company had in place with the Bank. On the same date the Company also entered into a $100.0 million principal term loan facility (the “Term Loan”).

On February 6, 2023, the Company provided Silvergate Bank with the required 30 days’ notice stating the Company’s intent to prepay the outstanding balance on its term loan facility as well as the Company’s intent to terminate the term loan facility. The Company and Silvergate subsequently agreed to also terminate the RLOC facility. On March 8, 2023, the term loan prepayment was completed, and the Company’s term loan and RLOC facilities with Silvergate Bank were terminated and the Company recorded a loss in the amount of $0.3 million to “Net gain from extinguishment of debt” on the Consolidated Statements of Comprehensive Income (Loss).

NOTE 15 – LEASES

In February 2016, the FASB issued ASU No. 2016-02 - Leases (“ASC 842”) related to the accounting for leases. ASC 842 establishes a right-of-use (“ROU”) model, that requires a lessee to record a ROU asset and a lease liability on the Consolidated Balance Sheets for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the expense recognition in the Consolidated Statements of Comprehensive Income (Loss). Effective January 1, 2019, the Company adopted ASC 842. The Company determines if an arrangement contains a lease at inception based on whether or not the Company has the right to control the asset during the contract period and other facts and circumstances.

The Company leases office space in the United States under operating lease agreements. The Company also entered into an arrangement with Applied Blockchain for the use of energized cryptocurrency mining facilities under which the Company pays for electricity per megawatt based on usage. The Company has determined that it has embedded operating leases at two of the facilities governed by this arrangement that commenced in January and March 2023, and has elected not to separate lease and non-lease components. Payments made for these two operating leases are entirely variable and are based on usage of electricity, and the Company therefore does not record a ROU asset or lease liability associated with the leases. Variable lease cost during the year ended December 31, 2023 are disclosed in the table below. Office space and mining facilities comprise the Company’s material underlying asset class under operating lease agreements. The Company has no material finance leases.

As of December 31, 2023, the Company’s ROU assets and total lease liabilities were $0.4 million and $0.5 million, respectively. As of December 31, 2022, the Company’s ROU assets and total lease liabilities were $1.3 million and $1.3 million, respectively. The Company has amortized the right-of-use assets totaling $0.3 million and $0.1 million for the year ended December 31, 2023 and 2022, respectively.

Operating lease costs are recorded on a straight-line basis within operating expenses. The Company’s total lease expense is comprised of the following:

	For the year ended December 31,
(in thousands)	2023	2022	2021
Operating leases
Operating lease cost	$315	$327	$—
Operating lease expense	315	327	—
Short-term lease rent expense	36	29	31
Variable lease cost	80,108	—	—
Total rent expense	$80,459	$356	$31

Additional information regarding the Company’s leasing activities is as follows:

	For the year ended December 31,
	2023	2022	2021
Operating cash flows from operating leases	$(32)	$67	$—
Weighted-average remaining lease term – operating leases	3.2	3.9	0
Weighted-average discount rate – operating leases	5%	5%	—%

The following table presents the Company’s future minimum operating lease payments as of December 31, 2023:

Year	Amount (in thousands)
2024	$166
2025	143
2026	147
2027	63
2028	—
Thereafter	—
Total	519
Less: Imputed interest	(41)
Present value of lease liability	$478

NOTE 16 - LEGAL PROCEEDINGS

Compute North Bankruptcy

On September 22, 2022, Compute North Holdings, Inc. (currently d/b/a Mining Project Wind Down Holdings, Inc.) and certain of its affiliates (collectively, “Compute North”) filed for chapter 11 bankruptcy protection. Compute North provided operating services to the Company and hosted its mining rigs at multiple facilities. The Company delivered miners to Compute North, which then installed the mining rigs at those facilities, operated and maintained the mining rigs, and provided energy to keep the miners operating. During the course of the chapter 11 cases,

Compute North sold substantially all of their assets in a series of 363 sale transactions, including Compute North’s ownership interests in non-debtor entities that own or partially own facilities that house the Company’s miners.
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
On February 9, 2023, the Bankruptcy Court approved a settlement stipulation between the Company and Compute North, pursuant to which the proofs of claim filed by the Company and certain of its affiliates were resolved, and the Company received a single allowed unsecured claim against Compute North LLC in the amount of $40.0 million and its Preferred Equity Interests in Compute North Holdings, Inc. in the amount of 39,597 shares of Series C Preferred Stock was confirmed. In exchange, the Company agreed to vote in favor of Compute North’s chapter 11 plan.
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
Derivative Complaints

On February 18, 2022, a shareholder derivative complaint was filed in the United States District Court for the District of Nevada, against current and former members of the Company’s board of directors (the “Board”) and senior management. The complaint is based on allegations substantially similar to the allegations in the December 2021 putative class action complaint, related to the Company’s disclosure of an SEC investigation the Company previously made on November 15, 2021. On March 4, 2022, the Company was served the complaint. On April 4, 2022, the defendants moved to dismiss the complaint.

On May 5, 2022, a second shareholder derivative complaint was filed in the United States District Court for the District of Nevada, against current and former members of the Company’s Board and senior management. The second shareholder derivative complaint is based on allegations substantially similar to the allegations in the February 18, 2022 derivative complaint. On May 11, 2022, the defendants moved to dismiss the second shareholder derivative complaint.

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
On June 22, 2023, a shareholder derivative complaint was filed in the Circuit Court of the 17th Judicial Circuit for Broward County, Florida, against current members of the Company’s Board and senior management, alleging claims for breach of fiduciary duty and unjust enrichment based on allegations substantially similar to the allegations in the March 30, 2023 putative class action complaint.
On July 8, 2023, a second shareholder derivative complaint was filed in the United States District Court for the District of Nevada, against current and former members of the Company’s Board and senior management, alleging claims under Sections 14(a), 10(b), and 21D of the Securities Exchange Act of 1943 (the “Exchange Act”), and for breach of fiduciary duty, unjust enrichment, and waste of corporate assets, based on allegations substantially similar to the allegations in the March 30, 2023 putative class action complaint.
On July 12, 2023, a third shareholder derivative complaint was filed in the United States District Court for the District of Nevada, against current and former members of the Company’s Board and senior management, alleging claims under Section 14(a) of the Exchange Act and for breach of fiduciary duty, based on allegations substantially similar to the allegations in the March 30, 2023 putative class action complaint.
On July 13, 2023, a fourth shareholder derivative complaint was filed in the Circuit Court of the 17th Judicial Circuit for Broward County, Florida, against current members of the Company’s Board and senior management, alleging claims for breach of fiduciary duty, unjust enrichment, and waste of corporate assets, based on allegations substantially similar to the allegations in the March 30, 2023 putative class action complaint.
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

Putative Class Action Complaint

On March 30, 2023, a putative class action complaint was filed in the United States District Court for the District of Nevada, against the Company and present and former senior management, alleging claims under Section 10(b) and 20(a) of the Exchange Act arising out of the Company’s announcement of accounting restatements on February 28, 2023. The defendants’ time to respond has been extended until after the appointment of a lead plaintiff. To date, no lead plaintiff has been appointed.
Information Subpoena

On October 6, 2020, the Company entered into a series of agreements with multiple parties to design and build a data center for up to 100-megawatts in Hardin, Montana. In conjunction therewith, the Company filed a Current Report on Form 8-K on October 13, 2020. Such Current Report of Form 8-K discloses that, pursuant to a Data Facility Services Agreement, the Company issued 6,000,000 shares of restricted common stock, in transactions exempt from registration under Section 4(a)(2) of the Securities Act of 1933(the “Securities Act”). During the quarter ended September 30, 2021, the Company and certain of its executives received a subpoena to produce documents and communications concerning the Hardin, Montana data center facility described in the Company’s Current Report on Form 8-K dated October 13, 2020. The Company received an additional subpoena from the SEC on April 10, 2023, relating to, among other things, transactions with related parties. The Company understands that the SEC may be investigating whether or not there may have been any violations of the federal securities law. The Company is cooperating with the SEC.

Ho v. Marathon

On January 14, 2021, Plaintiff Michael Ho (“Plaintiff” or “Ho”) filed a Civil Complaint for Damages and Restitution (the “Complaint”) against the Company. The Complaint alleges six causes of action against the Company:

1)    Breach of Written Contract;

2)    Breach of Implied Contract;

3)    Quasi-Contract;

4)    Services Rendered;

5)    Intentional Interference with Prospective Economic Relations; and

6)    Negligent Interference with Prospective Economic Relations, which is the one plead against “all Defendants” and is most likely to involve later named defendants.

The claims arise from the same set of facts where Ho alleges that the Company profited from commercially-sensitive information he shared with the Company and then it refused to compensate him for his role in securing the acquisition of a supplier of energy for the Company. On February 22, 2021, the Company responded to the Complaint with a general denial and the assertion of applicable affirmative defenses. Then, on February 25, 2021, the Company removed the action to the United States District Court in the Central District of California, where the action remains pending. The Company filed a motion for summary judgment/adjudication of all causes of action. On February 11, 2022, the Court granted the motion and dismissed Ho’s 2nd, 5th and 6th causes of action. Discovery is substantially closed. The Court held a pre-trial conference on February 24, 2022, where it vacated the March 3, 2022 trial date and ordered the parties to meet and confer on a new trial date. The Court discussed the various theories of damages maintained by the parties. In its ruling on the summary judgment motion and at the pre-trial conference on February 24, 2022, the Court noted that a jury is more likely to accept $0.2 million as an appropriate damages amount if liability is found, as opposed to the various theories espoused by Ho that result in multi-million-dollar recoveries. Due to outstanding issues of fact and law, it is impossible to predict the outcome at this time; however, after consulting legal counsel, the Company is confident that it will prevail in this litigation, since it did not have a contract with Mr. Ho and he did not disclose any commercially-sensitive information under any mutual nondisclosure agreement that was used to structure any joint venture with energy providers. The trial is likely to commence on or around April 8, 2024.

NOTE 17 - RELATED PARTY TRANSACTIONS

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

During September 2023, the Company entered into an agreement with Auradine to secure certain rights to future purchases by the Company from Auradine for which the Company paid $15.0 million. Said Ouissal, a director of the Company, currently owns approximately 5% of the issued and outstanding shares of Auradine, and Fred Thiel, the Company’s Chairman and CEO, is a member of Auradine’s Board of Directors.

NOTE 18 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents summarized unaudited quarterly financial data from the Consolidated Statements of Comprehensive Income (Loss) for each of the quarters in the periods ended December 31, 2023, based on the Company’s early adoption of ASU 2023-08, as described in Note 4 – Digital Assets. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter. Basic and diluted net income (loss) per share of common stock calculations for each quarter is based on the weighted average diluted shares outstanding for that quarter and may not sum to the full year total amount presented on our Consolidated Statements of Comprehensive Income (Loss).

	2023
(in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,
Total revenues	$51,132	$81,759	$97,849	$156,768
Total margin (total revenues less total cost of revenues)	22	(10,738)	(15,327)	10,700
Operating income (loss)	122,076	(6,068)	(80,160)	185,063
Net income (loss)	118,699	(8,962)	(390)	151,826
Net income (loss) per share of common stock - basic	0.75	(0.07)	—	0.67
Net income (loss) per share of common stock - diluted	0.72	(0.05)	(0.34)	0.66

Additionally, the following table presents summarized unaudited quarterly financial data from the Consolidated Statements of Comprehensive Loss for each of the quarters in the periods ended December 31, 2022, based on the Company’s voluntary change in accounting principle from LIFO to FIFO. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter. Basic and diluted net loss per share calculations for each quarter is based on the weighted average diluted shares outstanding for that quarter and may not sum to the full year total amount presented on our Consolidated Statements of Comprehensive Loss.

	2022
(in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,
Total revenues	$51,723	$24,923	$12,690	$28,417
Total margin (total revenues less total cost of revenues)	25,324	(16,473)	(27,378)	(15,144)
Operating loss	(20,216)	(198,151)	(44,025)	(410,925)
Net loss	(17,109)	(212,626)	(72,462)	(391,598)
Net loss per share - basic and diluted:	(0.17)	(1.94)	(0.62)	(3.12)

NOTE 19 – SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION

The following table provides supplemental disclosure of Consolidated Statements of Cash Flows information:

	Year Ended December 31,
	2023	2022	2021
Supplemental information
Cash paid during the year for:
Income taxes	$723	$7	$—
Interest	7,392	11,432	—

Supplemental schedule of non-cash investing and financing activities:
Operating lease assets obtained in exchange for new operating lease liabilities	$—	$1,539	$—
Collection of loan denominated in Bitcoin	—	27,784	—
Issuance of loan denominated in Bitcoin	—	—	(27,784)
Digital currencies transferred from fund	—	137,844	—
Reclassifications from advances to vendor to property and equipment upon receipt of equipment	551,418	337,485	—
Common stock issued for service and license agreements	—	4,577	11,135
Warrants exercised into common stock	—	—	1,371
Exchange of convertible notes for common stock	318,771	—	—
Dividends received from equity method investment	2,161	—	—
Series A preferred stock accretion to redemption value	2,121	—	—

NOTE 20 – SUBSEQUENT EVENTS

On January 12, 2024, the Company, through its wholly owned subsidiary MARA USA Corporation, completed its acquisition of 100% of the issued and outstanding equity interests (the “Transaction”) of GC Data Center Equity Holdings, LLC, pursuant to which the Company acquired two operational bitcoin mining sites, for an aggregate 390 megawatts of operational capacity for $179.0 million cash consideration, subject to customary working capital adjustments.

In February 2024, we intend to commence the 2024 ATM pursuant to the ATM Agreement, under which we may offer and sell shares of our common stock from time to time through Wainwright having an aggregate offering price of up to $1.5 billion.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, the Company’s management concluded that its disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2023 due to the previously identified material weakness.

As further discussed below under “Management’s Annual Report on Internal Control Over Financial Reporting,” management has identified certain material weaknesses, as set forth below. The Company has developed a remediation plan for the weaknesses, which is described below under “Remediation.” As a result of such material weaknesses, the report of the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2023, Marcum LLP, regarding its audit of the Company’s internal control over financial reporting as of December 31, 2023, which is included below under the heading “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting,” expresses an adverse opinion on the Company’s internal control over financial reporting as of December 31, 2023.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim Consolidated Financial Statements will not be prevented or detected on a timely basis.

Management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to assess the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. Based on that assessment and the material weaknesses described below, Marathon’s management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2023.

Material Weaknesses in Internal Control and Plan for Remediation

Based on its evaluation, management previously identified a material weakness in internal control over financial reporting that remained open as of year-end. The material weakness included:

•A material weakness related to the ineffective design or implementation of information technology general controls or an alternative key manual control to prevent or detect material misstatements in revenue.

The material weaknesses associated with the design and implementation of the manual control over revenue recognition did not result in a material misstatement to the Company’s previously issued Consolidated Financial Statements, nor in the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Remediation

The Company’s Board of Directors and management take internal control over financial reporting and the integrity of its financial statements seriously. Management continues to work to improve its controls related to the material weaknesses described above. Management will continue to implement measures to remediate the material weaknesses, such that these controls are designed, implemented, and operating effectively. In order to achieve the timely implementation of the above, Management has commenced the following actions and will continue to assess additional opportunities for remediation on an ongoing basis:

•Continue the process that was started during 2022 of adding to the Company’s internal resources to enhance its capabilities in the areas of technical accounting, financial reporting, and internal controls, including a full-time person dedicated to internal controls;

•Continue to utilize external third-party audit and SOX 404 implementation firms to enable the Company to improve the Company’s controls related to its material weaknesses; and

•Continue to evaluate existing processes and implement new processes and controls where necessary in connection with remediating the Company’s material weaknesses, such that these controls are designed, implemented, and operating effectively.

•Continue to work and guide our vendors in the industry that are not accustomed to SOX requirements to enhance and progress the industry forward to be full SOX compliant.

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

As part of the Company’s ongoing program to implement changes and further improve its internal controls and in conjunction with is Code of Ethics, the Company’s independent directors have been working with management to include protocols and measures aimed at ensuring quality of its internal controls. Among those measures is the implementation of a whistle blower hotline, which allows third parties to anonymously report noncompliant activity. The hotline may be accessed as follows:

To file a report, use the Client Code “MarathonPG” and pick one of the following options:

•Call: 1-877-647-3335

•Click: http://www.RedFlagReporting.com

Change in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting other than the ongoing remediation efforts undertaken by management.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders and Board of Directors of Marathon Digital Holdings, Inc.

Adverse Opinion on Internal Control over Financial Reporting

We have audited Marathon Digital Holdings, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in “Management’s Annual Report on Internal Control Over Financial Reporting”:

•The Company has not designed or implemented effective information technology general controls or an alternative manual control to prevent or detect material misstatements in revenue.

This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the fiscal December 31, 2023 consolidated financial statements, and this report does not affect our report dated February 28, 2024 on those financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2023 and 2022 and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, of the Company and our report dated February 28, 2024 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Marcum LLP

Marcum LLP
Costa Mesa, California
February 28, 2024

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be disclosed in the Company’s definitive proxy statement on Schedule 14A for our 2024 annual meeting of stockholders (the “2024 Proxy Statement”) and is incorporated herein by reference. Our 2024 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023 pursuant to Regulation 14A under the Exchange Act. We have adopted a code of business conduct and ethics (our “Code of Ethics”) which is applicable to our directors, executive officers and employees, a copy of which is available on our website (https://ir.mara.com/corporate-governance/governance-documents). We intend to disclose future amendments to certain provisions of the Code of Ethics, or waivers of such provisions, at the same location on our website identified above. The inclusion of our website address in this Annual Report does not include or incorporate by reference the information on the website into this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be disclosed in our 2024 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be disclosed in our 2024 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be disclosed in our 2024 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be disclosed in our 2024 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Provided Herewith
3.1	Restated Articles of Incorporation of Marathon Digital Holdings, Inc.				X
3.2	Amended and Restated Bylaws of Marathon Digital Holdings, Inc.				X
4.1	Description of Capital Stock				X
4.2	Indenture, dated November 18, 2021, by and between Marathon Digital Holdings, Inc. and U.S. Bank National Association	Form 8-K	11/18/2021	4.1
4.3	Form of Common Stock Purchase Warrant	Form S-1	6/29/2020	4.5
10.1#	Marathon Digital Holdings, Inc. Amended and Restated 2018 Equity Incentive Plan				X
10.2#	Form of Restricted Stock Unit Agreement				X
10.3	At-the-Market Offering Agreement, dated October 24, 2023, by and between Marathon Digital Holdings, Inc. and H.C. Wainwright & Co., LLC	Form S-3	10/24/2023	4.12
10.4#	Employee Employment Agreement, dated August 30, 2017, by and between Marathon Patent Group, Inc. and James Crawford	Form 8-K	9/05/2017	10.3
10.5#	Executive Employment Agreement, dated April 26, 2021, by and between Marathon Patent Group, Inc. and Fred Thiel	Form 8-K	4/30/2021	99.1
10.6#	Employment Agreement, dated December 20, 2021, by and between Marathon Digital Holdings, Inc. and Ashu Swami	Form 8-K	1/03/2022	10.1
10.7#	Executive Employment Agreement, dated November 21, 2022, by and between Marathon Digital Holdings, Inc. and John Lee	Form 8-K	11/28/2022	10.1
10.8#	Executive Employment Agreement, dated May 31, 2023, by and between Marathon Digital Holdings, Inc. and Salman Khan	Form 8-K	6/06/2023	10.1
10.9#	Executive Employment Agreement, dated July 29, 2022, by and between Marathon Digital Holdings, Inc. and Adam Swick				X
10.10	NYDIG Digital Asset Custodial Terms and Conditions, dated July 27, 2021, by and between Marathon Digital Holdings, Inc. and NYDIG Execution LLC	Form 10-Q	05/10/2023	10.1
10.11	Shareholders’ Agreement, dated January 2023, by and between Marathon Digital Holdings, Inc. and FS Innovation LLC	Form 10-K	3/16/2023	10.63
19.1	Marathon Digital Holdings, Inc. Statement of Policies and Procedures Governing Material Nonpublic Information and the Prevention of Insider Trading				X
21.1	Subsidiaries of Marathon Digital Holdings, Inc.				X
23.1	Consent of Marcum LLP				X

24.1	Power of Attorney (included on the signature page)	X
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97.1	Marathon Digital Holdings, Inc. Policy for the Recovery of Erroneously Awarded Compensation	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

#	Indicates management contract or compensatory plan.
*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	February 28, 2024

MARATHON DIGITAL HOLDINGS, INC.

		By:	/s/ Fred Thiel
		Name:	Fred Thiel
		Title:	Chief Executive Officer and Executive Chairman
(Principal Executive Officer)

		By:	/s/ Salman Khan
		Name:	Salman Khan
		Title:	Chief Financial Officer
(Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below hereby constitutes and appoints Salman Khan and Zabi Nowaid, and each or either of them, acting individually, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or any of them, or their or his or her substitutes, may lawfully do or cause to be done or by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Fred Thiel	Chief Executive Officer and Executive Chairman	February 28, 2024
Fred Thiel	(Principal Executive Officer)

/s/ Salman Khan	Chief Financial Officer	February 28, 2024
Salman Khan	(Principal Financial Officer)

/s/ Kevin DeNuccio	Director	February 28, 2024
Kevin DeNuccio

/s/ Sarita James	Director	February 28, 2024
Sarita James

/s/ Said Ouissal	Director	February 28, 2024
Said Ouissal

/s/ Georges Antoun	Director	February 28, 2024
Georges Antoun

/s/ Douglas Mellinger	Director	February 28, 2024
Douglas Mellinger