Form 10-Q
period 2024-03-31
MARATHON DIGITAL HOLDINGS, INC.
filed 2024-05-09
CIK 1507605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from _______to______

Commission File Number: 001-36555

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 3, 2024, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 272,956,165.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, “Marathon,” “we,” “us,” “our,” the “Company,” and similar terms refer to Marathon Digital Holdings, Inc., a Nevada corporation, and its subsidiaries.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
(in thousands, except share and per share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$324,268	$357,313
Digital assets	1,234,695	639,660
Accounts receivable, net	8,368	—
Deposits	40,855	7,240
Prepaid expenses and other current assets	32,574	25,590
Total current assets	1,640,760	1,029,803

Property and equipment, net	802,332	671,772
Advances to vendors	261,140	95,589
Investments	112,203	106,292
Long-term deposits	59,164	59,790
Long-term prepaids	21,055	27,284
Right-of-use assets	7,817	443
Goodwill	30,852	—
Intangible assets, net	21,664	—
Total long-term assets	1,316,227	961,170
TOTAL ASSETS	$2,956,987	$1,990,973

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,274	$11,343
Accrued expenses	32,242	22,291
Derivative instrument	4,263	—
Operating lease liabilities	1,352	124
Total current liabilities	71,131	33,758
Long-term liabilities:
Notes payable	326,083	325,654
Operating lease liabilities	13,060	354
Deferred tax liabilities	52,842	15,286
Other long-term liabilities	16,978	—
Total long-term liabilities	408,963	341,294

Stockholders’ Equity:
Preferred stock, par value $0.0001 per share, 50,000,000 shares authorized and no shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Common stock, par value $0.0001 per share, 500,000,000 shares authorized; 268,944,172 shares and 242,829,391 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	27	24
Additional paid-in capital	2,707,333	2,183,537
Accumulated deficit	(230,467)	(567,640)
Total stockholders’ equity	2,476,893	1,615,921
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,956,987	$1,990,973

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share data)	2024	2023
Total revenues	165,198	51,132

Costs and expenses
Cost of revenues
Mining and hosting services	(90,211)	(33,377)
Depreciation and amortization	(77,995)	(17,733)
Total cost of revenues	(168,206)	(51,110)
Operating expenses
General and administrative expenses	(73,311)	(15,135)
Gains on digital assets	488,807	137,398
Change in fair value of derivative	(15,252)	—
Early termination expenses	(22,097)	—
Amortization of intangible assets	(2,969)	—
Research and development	(2,466)	(209)
Total operating expenses	372,712	122,054
Operating income	369,704	122,076
Gain on investments	5,236	—
Net loss from extinguishment of debt	—	(333)
Loss on hedge instruments	(2,292)	—
Equity in net income of unconsolidated affiliate	1,259	—
Interest expense	(1,256)	(3,760)
Other non-operating income	2,573	791
Income before income taxes	375,224	118,774
Income tax expense	(38,051)	(75)
Net income	$337,173	$118,699

Net income per share of common stock - basic	$1.30	$0.75
Weighted average shares of common stock - basic	259,098,664	159,186,506

Net income per share of common stock - diluted	$1.26	$0.72
Weighted average shares of common stock - diluted	267,912,443	168,999,461

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

For the Three Months Ended March 31, 2024

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share data)	Number	Amount
Balance at December 31, 2023	242,829,391	$24	$2,183,537	$(567,640)	$1,615,921
Stock-based compensation, net of tax withholding	2,312,768	—	51,041	—	51,041
Issuance of common stock, net of offering costs/At-the-Market offering	24,663,351	3	489,290	—	489,293
Repurchase of shares in settlement of restricted stock	(861,338)	—	(16,535)	—	(16,535)
Net income	—	—	—	337,173	337,173
Balance at March 31, 2024	268,944,172	$27	$2,707,333	$(230,467)	$2,476,893

For the Three Months Ended March 31, 2023

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share data)	Number	Amount
Balance at December 31, 2022	145,565,916	$15	$1,226,267	$(840,341)	$385,941
Stock-based compensation, net of tax withholding	336,511	—	3,868	—	3,868
Issuance of common stock, net of offering costs/At-the-market offering	21,357,175	2	163,293	—	163,295
Cumulative effect of the adoption of ASU 2023-08	—	—	—	11,483	11,483
Net income	—	—	—	118,699	118,699
Balance at March 31, 2023	167,259,602	$17	$1,393,428	$(710,159)	$683,286

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$337,173	$118,699
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	77,995	17,733
Deferred tax expense	37,556	75
Gains on digital assets	(488,807)	(137,398)
Gain on investments	(5,236)	—
Loss on hedge instruments	2,292	—
Stock-based compensation	51,913	3,945
Change in fair value of derivative	15,252	—
Early termination expenses	22,097	—
Amortization of intangible assets	2,969	—
Amortization of debt issuance costs	429	971
Equity in net income of unconsolidated affiliate	(1,259)	—
Loss on extinguishment of debt, net	—	333
Other adjustments from operations, net	4,307	1,290
Changes in operating assets and liabilities:
Revenues from digital assets production	(144,423)	(50,941)
Accounts receivable	3,514	—
Deposits	(1,259)	(23,124)
Prepaid expenses and other assets	(2,072)	(20,738)
Accounts payable and accrued expenses	(781)	(2,303)
Net cash used in operating activities	(88,340)	(91,458)
CASH FLOWS FROM INVESTING ACTIVITIES
Advances to vendors	(225,166)	(11,565)
Acquisition, net of cash acquired	(183,815)	—
Deposits for acquisitions	(25,000)	—
Purchase of property and equipment	(9,088)	(17,270)
Proceeds from sale of digital assets	44,770	62,646
Purchase of digital assets	(7,293)	—
Investment in equity method investments	(2,999)	(43,194)
Purchase of equity investments	(8,000)	—
Net cash used in investing activities	(416,591)	(9,383)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	489,293	163,295
Repurchase of shares in settlement of restricted stock	(16,535)	—
Repayments of revolving credit agreement	—	(50,000)
Value of shares withheld for taxes	(872)	(77)
Net cash provided by financing activities	471,886	113,218

Net increase (decrease) in cash, cash equivalents and restricted cash	(33,045)	12,377
Cash, cash equivalents and restricted cash — beginning of period	357,313	112,505
Cash, cash equivalents and restricted cash — end of period	$324,268	$124,882

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Marathon Digital Holdings, Inc. and subsidiaries (the “Company” or “Marathon”) is a digital asset technology company that is principally engaged in producing or “mining” digital assets with a focus on the Bitcoin ecosystem. The Company incorporated in the State of Nevada on February 23, 2010 under the name Verve Ventures, Inc. In October 2012, the Company commenced its IP licensing operations, at which time the Company’s name was changed to Marathon Patent Group, Inc. The Company purchased digital asset mining machines and established a data center in Canada to mine digital assets in 2017. The Company ceased operations in Canada in 2020 and consolidated all operations in the U.S. at the time. The Company has since expanded bitcoin mining activities across the U.S. and internationally. The Company changed its name to Marathon Digital Holdings, Inc. on March 1, 2021. As of March 31, 2024, the Company is primarily focused on mining and holding bitcoin as a long-term investment. Bitcoin is seeing increasing adoption, and due to its limited supply, the Company believes it offers opportunity for appreciation in value and long-term growth prospects for its business.

The term “Bitcoin” with a capital “B” is used to denote the Bitcoin protocol which implements a highly available, public, permanent, and decentralized ledger. The term “bitcoin” with a lower case “b” is used to denote the token, bitcoin.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned and controlled subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The Company has prepared the Condensed Consolidated Financial Statements in accordance with U.S. GAAP and regulations of the U.S. Securities and Exchange Commission (the “SEC”) applicable to interim financial information, which permit the omission of certain disclosure to the extent they have not changed materially since the latest annual financial statements. These Condensed Consolidated Financial Statements reflect all adjustments consisting only of normal recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any future fiscal periods in 2024 or for the full year ending December 31, 2024.

These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 28, 2024.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include fair value of assets acquired and liabilities assumed in a business combination, estimates associated with the useful lives of property and equipment, realization of long-lived assets, valuation of derivative instruments, deferred income taxes, unrealized tax positions, and measurement of digital assets. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalent balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). During March 2023, the Company began to participate, to the extent practicable, in insured cash sweep programs which “sweep” its deposits across multiple FDIC insured accounts, each with deposits of no more than $250.0 thousand. As of March 31, 2024, substantially all of the Company’s cash and cash equivalents were FDIC insured.

Digital Assets

Digital assets are included in current assets in the Condensed Consolidated Balance Sheets due to the Company’s ability to sell bitcoin in a highly liquid marketplace and the sale of bitcoin to fund operating expenses to support operations. The proceeds from the sale of digital assets are included within investing activities in the accompanying Condensed Consolidated Statement of Cash Flows. Following the adoption of ASU 2023-08 effective January 1, 2023, the Company measures digital assets at fair value with changes recognized in operating expenses in the Condensed Consolidated Statements of Operations. The Company tracks its cost basis of digital assets by-wallet in accordance with the first-in-first-out (“FIFO”) method of accounting. Refer to Note 5 – Digital Assets, for further information.

Accounts Receivable

The Company acquired accounts receivable as a result of its acquisition of GC Data Center Equity Holdings, LLC on January 12, 2024, refer to Note 3 - Acquisitions, for further information, which consist of trade receivables. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts, based on historical and customer specific experience, current economic and market conditions. The allowance for doubtful accounts was $12.2 million as of March 31, 2024.

Deposits

The Company contracts with other service providers for hosting of its equipment and operational support in data centers where the Company’s equipment is deployed. These arrangements typically require advance payments to vendors pursuant to the contractual obligations associated with these services. The Company classifies these payments as “Deposits” or “Long-term deposits” in the Condensed Consolidated Balance Sheets.

Derivatives

The Company enters into derivative contracts to manage its exposure to fluctuations in the price of bitcoin and energy costs and not for any other purpose. In addition, the Company evaluates its financing and service arrangements to determine whether certain arrangements contain features that qualify as embedded derivatives requiring bifurcation in accordance with Accounting Standard Codification (“ASC”) 815 - Derivatives and Hedging. Embedded derivatives that are required to be bifurcated from the host instrument or arrangement are accounted for and valued as separate financial instruments. There were no embedded derivatives requiring separation from the host instrument as of March 31, 2024 and December 31, 2023.

The Company does not elect to designate derivatives as hedges for accounting purposes and as such, records derivatives at fair value with subsequent changes in fair value and settlements recognized in earnings. The Company classifies derivative assets or liabilities in the Condensed Consolidated Balance Sheets as current or non-current based on whether settlement of the instrument could be required within 12 months of the balance sheet date of the Balance Sheets and for derivatives with multiple settlements, based on the term of the contract.

Bitcoin Derivatives

Beginning in the third quarter of 2023, the Company entered into a series of fixed strike option collar contracts to mitigate bitcoin market pricing volatility risk. During the three months ended March 31, 2024, the Company recorded a $2.3 million loss on derivatives as a non-operating charge in the Condensed Consolidated Statements of Operations, all settled through cash payments. There were no derivative instruments outstanding as of March 31, 2024 and December 31, 2023.

Energy Derivatives

The Company acquired a commodity swap contract as a result of its acquisition of GC Data Center Equity Holdings, LLC on January 12, 2024, refer to Note 3 - Acquisitions, for further information. The commodity swap contract hedges price variability in electricity purchases and expires December 31, 2027. The commodity swap contract meets the definition of a derivative due to terms that provide for net settlement. As of March 31, 2024, the estimated fair value of the Company’s derivative instrument was $4.3 million, estimated using observable market-based inputs classified under Level 2 of the fair value hierarchy. The significant assumptions used in the discounted cash flow model to estimate fair value include the discount rate and electricity forward curves.

During the three months ended March 31, 2024, the Company recorded a $15.3 million loss to “Change in fair value of derivative” in the Condensed Consolidated Statements of Operations for the change in fair value of the commodity swap contract since January 12, 2024, the acquisition date of GC Data Center Equity Holdings, LLC.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and impairment, as applicable. Property and equipment acquired through business combinations are measured at fair value at the acquisition date. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The Company’s property and equipment is primarily composed of bitcoin mining rigs, which are largely homogeneous and have approximately the same useful lives. Accordingly, the Company utilizes the group method of depreciation for its bitcoin mining rigs. The Company will update the estimated useful lives of its bitcoin mining server group periodically if information on the operations of the mining equipment indicates changes are required. The Company will assess and adjust the estimated useful lives of its mining equipment when there are indicators that the productivity of the mining assets is longer or shorter than the assigned estimated useful lives.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Goodwill is not subject to amortization, and instead, assessed for impairment annually at the end of each fiscal year, or more frequently when events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount in accordance with ASC 350 - Intangibles - Goodwill and Other.

The Company has the option to first assess qualitative factors to determine whether events or circumstances indicate it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, in which case a quantitative impairment test is not required.

As provided for by ASU 2017-04, Simplifying the Test for Goodwill Impairment, the quantitative goodwill impairment test is performed by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not impaired. An impairment loss is recognized for any excess of the carrying amount of the reporting unit over its fair value up to the amount of goodwill allocated to the reporting unit. Income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit are considered when measuring the goodwill impairment loss, if applicable.

Finite-Lived Intangible Assets

Intangible assets are recorded at cost less any accumulated amortization and any accumulated impairment losses. Intangible assets acquired through business combinations are measured at fair value at the acquisition date.

Intangible assets with finite lives are comprised of customer relationships and intellectual property and are amortized over their estimated useful lives on an accelerated basis over the projected pattern of economic benefits. Finite-lived intangible assets are reviewed for impairment annually, or more frequently when events or changes in circumstances indicate that it is more likely than not that the fair value has been reduced to less than its carrying amount.

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC 805 - Business Combinations, by recognizing the identifiable tangible and intangible assets acquired and liabilities assumed, measured at the acquisition date fair value. The determination of fair value involves assumptions, estimates and judgments. The initial allocation of the purchase price is considered preliminary and therefore subject to change until the end of the measurement period (up to one year from the acquisition date). Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net assets acquired. Contingent consideration is included within the purchase price and is initially recognized at fair value as of the acquisition date. Contingent consideration classified as either an asset or liability, is remeasured to fair value each reporting period, until the contingency is resolved. Changes in contingent consideration period-over-period are recognized in earnings.

Acquisition related expenses are recognized separately from the business combination and are expensed as incurred.

Investments

Investments, which may be made from time to time for strategic reasons, are included in non-current assets in the Condensed Consolidated Balance Sheets. Investments without a readily determinable fair value are recorded at cost minus impairment, plus or minus changes from observable price changes in orderly transactions for identical or similar investments of the same issuer, in accordance with the measurement alternative described in ASC 321 - Investments – Equity Securities.

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

On January 10, 2024, the Company purchased additional shares of Auradine preferred stock with a purchase price of $8.0 million, bringing the total carrying amount of its investment in Auradine preferred stock to $48.7 million. The preferred stock purchased on January 10, 2024 was similar to the Company’s other investments in Auradine preferred stock and as a result, the Company recorded a $5.2 million “Gain on investments” in the Condensed Consolidated Statement of Operations to adjust the carrying amount of its investments to an observable price in accordance with the measurement alternative in ASC 321. Refer to Note 15 – Related Party Transactions, for further information.

As of March 31, 2024 and December 31, 2023, the Company has one remaining SAFE investment with a carrying value of $1.0 million, with no noted impairments or other adjustments.

During September 2023, the Company entered into an agreement with Auradine, Inc. (“Auradine”) to secure certain rights to future purchases by the Company from Auradine for which the Company paid $15.0 million and recorded to “Long-term prepaids” in the Condensed Consolidated Balance Sheets. The purchase rights that the Company secured do not expire, do not require minimum purchases and include most favored nation and right of first refusal provisions.

On September 27, 2022, the Company purchased additional shares of Auradine preferred stock with a purchase price of $30.0 million, bringing the then total carrying amount of its investment in Auradine preferred stock to $35.5 million, with no noted impairments or other adjustments. Refer to Note 15 – Related Party Transactions, for further information.

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

On January 27, 2023, the Company and Zero Two (formerly known as FS Innovation, LLC) entered into a Shareholders’ Agreement regarding the formation of an Abu Dhabi Global Markets company (the “ADGM Entity”) in which the Company has a 20% ownership interest and accounted for as an equity method investment. The ADGM Entity started mining operations during September 2023. During the three months ended March 31, 2024, the Company received a non-monetary dividend in the amount of $4.4 million associated with approximately 1,950 miners rigs distributed by Zero Two. The Company recorded the mining rigs to property and equipment at fair value and accordingly, recognized an impairment of $4.1 million that reduced our investment in the ADGM Entity. The Company’s share of net operating income was $5.4 million for the three months ended March 31, 2024. As of March 31, 2024, the Company’s investment in the ADGM Entity was $61.4 million and is reflected in “Investments” in the Condensed Consolidated Balance Sheets.

Stock-based Compensation

The Company expenses stock-based compensation to employees and non-employees over the requisite service period based on the grant date fair value of the awards. Refer to Note 11 – Stockholders' Equity, for further information.

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

Revenues

The Company recognizes revenue under ASC 606 – Revenue from Contracts with Customers. The core principle of the revenue standard is that a reporting entity should recognize revenues to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Refer to Note 4 – Revenues, for further information.

Research and Development

Research and development costs consist primarily of contractor costs, equipment, supplies, personnel, and related expenses for research and development activities. Research and development costs are expensed as incurred in accordance with ASC 730 - Research and Development, and are included in operating expenses in the Condensed Consolidated Statement of Operations. Research and development costs were $2.5 million and $0.2 million, for the three months ended March 31, 2024 and March 31, 2023, respectively.

Income Taxes

Effective Tax Rate

The effective tax rate (“ETR”) from continuing operations was 10.14% for the three months ended March 31, 2024, and 0.06% for the three months ended March 31, 2023. The difference between the U.S. statutory tax rate of 21% was primarily due to a change in the valuation allowance as a result of current year activity. The following items caused the quarterly ETR to be significantly different compared to the Company’s historic annual ETR:

During the period ended March 31, 2024, the Company concluded, based upon all available evidence, that it was more likely than not that it would have sufficient future taxable income to realize the Company’s federal and state deferred tax assets. As a result, the Company is releasing its valuation allowance associated with deferred tax assets, the tax benefit of which is being offset by the tax expense associated with the recording of a deferred tax liability for the increase in the fair value of bitcoin in the Condensed Consolidated Statement of Operations. The Company’s conclusion regarding the realizability of such deferred tax assets was based on the scheduled reversal of deferred tax liabilities.

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

Uncertainties

The Company files federal and state income tax returns. The 2020-2023 tax years generally remain subject to examination by the IRS and various state taxing authorities, although the Company is not currently under examination in any jurisdiction.

The Company does not currently expect any of its remaining unrecognized tax benefits to be recognized in the next twelve months.

Recent Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement may affect the Company’s financial reporting, the Company undertakes an analysis to determine any required changes to its Condensed Consolidated Financial Statements and assures that there are proper controls in place to ascertain that the Company’s Condensed Consolidated Financial Statements properly reflect the change.

There have been no material changes to our recent accounting pronouncements that were disclosed in our Annual Report on Form 10-K, which was filed with the SEC on February 28, 2024.

NOTE 3 – ACQUISITIONS

GC Data Center Equity Holdings, LLC Acquisition (Granbury, Texas and Kearney, Nebraska)

On January 12, 2024, the Company acquired two operational bitcoin mining sites located in Granbury, Texas and Kearney, Nebraska, totaling 390 megawatts of operational capacity from GC Data Center Equity Holdings, LLC for total consideration of $189.6 million, including a working capital adjustment that was paid during the three months ended March 31, 2024, plus up to an additional $19.6 million of cash, which amount is contingent on the expansion of additional megawatt capacity at the acquired facilities by certain milestone dates during the three year period following the anniversary of closing. The acquisition is intended to improve efficiencies and the scale of operations through the integration of our technology stack and realization of synergies.

The Company will not be taking on any new hosting services customers and will transition to self-mining at these two sites as existing customer agreements expire or are terminated early.

The following table summarizes the components of total purchase consideration:

(in thousands)	January 12, 2024
Initial cash consideration, net of cash acquired	$175,734
Working capital adjustments	8,081
Estimate fair value contingent earn-out and other	5,832
Total purchase consideration	$189,647

The acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805 - Business Combinations.

The following table summarizes the preliminary allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed as of January 12, 2024:

(in thousands)	January 12, 2024
Assets
Accounts receivable	$20,411
Other current assets	8,506
Property and equipment	132,148
Right-of-use asset	8,852
Goodwill	30,852
Customer relationships	22,000
Derivative instrument	10,989
Other non-current assets	6,250
Total assets	$240,008

Liabilities
Accounts payable and accrued expenses	$13,940
Lease liability	13,992
Other long-term liabilities	22,429
Total liabilities	50,361
Total purchase consideration	$189,647

Goodwill is calculated as the excess of the purchase price over the net assets acquired. The Company expects the goodwill balance to be deductible for tax purposes over a period of 15 years. Goodwill is primarily attributed to growth and efficiency opportunities as well as expected synergies from combining the operations of bitcoin mining sites with the Company.

The gross contractual amounts receivable were $24.0 million, of which, $3.6 million is expected to be uncollectible.

The fair value of property and equipment was estimated by applying the cost approach, which estimates fair value using replacement or reproduction cost of an asset of comparable utility, adjusted for loss in value due to depreciation and economic obsolescence. The fair value of the derivative was estimated using a discounted cash flow approach that considers various assumptions including current market prices and electricity forward curves, time value, as well as other relevant economic measures. The fair value of the contingent earn-out was estimated using a discounted cash flow approach, which included assumptions regarding the probability-weighted cash flows of achieving certain capacity development milestones. The fair value of the lease liability was estimated using a discounted cash flow approach, which included assumptions regarding current market prices for similar assets, estimated term and discount rates.

Intangible assets were determined to meet the criterion for recognition apart from tangible assets acquired and liabilities assumed. The fair values of intangible assets were estimated based on various valuation techniques including the use of discounted cash flow analyses, and multi-period excess earnings valuation approaches, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. These valuation inputs included estimates and assumptions about forecasted future cash flows, long-term revenue growth rates, and discount rates. The fair value of the customer relationships intangible asset was determined using a discounted cash flow model that incorporates the excess earnings method and will be amortized on an accelerated basis over the projected pattern of economic benefits of approximately 4 years. The Company recognized $2.8 million in expense during the three months ended March 31, 2024 for the amortization of these acquired customer relationships.

The results of acquired facilities have been included from the acquisition date. Included in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 was revenues of $20.8 million and net loss before tax of $42.5 million, which includes depreciation in the amount of $5.3 million.

The following table presents unaudited consolidated pro forma results as if the acquisition of the acquired facilities had occurred as of January 1, 2023 for the indicated periods:

	Three Months Ended March 31,
(in thousands)	2024	2023
Revenue	$168,291	$71,127
Income before income taxes	374,060	59,999
Earnings per common share:
Basic	1.30	$0.38
Diluted	1.25	$0.37

The unaudited pro forma financial information reflects the acquisition of the acquired facilities by the application of pro forma adjustments to the Company’s historical financial statements as if the acquisition had occurred on January 1, 2023. The unaudited pro forma financial information should not be considered indicative of actual results that would have been achieved had the acquisition of the acquired facilities actually been consummated on the date indicated and does not purport to be indicative of the Company's future financial position or results of operations. These pro forma results include the impact of amortizing certain purchase accounting adjustments such as intangible assets and the impact of the acquisition on interest and income tax expense. No adjustments have been reflected in the pro forma financial information for anticipated growth and efficiency opportunities. There were no material nonrecurring pro forma adjustments directly attributable to the acquisition included within the unaudited pro forma financial information.

APLD - Rattlesnake Den I, LLC Acquisition (Garden City, Texas)

On April 2, 2024, the Company acquired an operational bitcoin mining site located in Garden City, Texas with 132 megawatts of operational capacity and 200 megawatts of nameplate capacity from Applied Digital Corporation (“APLD”) - Rattlesnake Den I LLC for total cash consideration of $87.3 million prior to any purchase price adjustments. The acquisition is intended to improve efficiencies and the scale of operations through the integration of our technology stack and realization of synergies.

NOTE 4 – REVENUES

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

Application of the Five-Step Model to the Company’s Mining and Hosting Operations

The Company’s ongoing major or central operation is to provide bitcoin transaction verification services to the transaction requestor, in addition to the bitcoin network through a Company-operated mining pool as the operator (“Operator”) (such activity, “mining”) and to provide a service of performing hash calculations to third-party pool operators alongside collectives of third-party bitcoin miners (such collectives, “mining pools”) as a participant (“Participant”). On January 12, 2024, the Company acquired two operational bitcoin mining sites for the purpose of improving efficiencies and the scale of the Company’s mining operations. The acquired mining sites provide hosting services to institutional-scale crypto mining companies. Refer to Note 3 - Acquisitions, for further information.

The following table presents the Company’s revenues disaggregated for those arrangements in which the Company is the Operator and Participant:

	Three Months Ended March 31,
(in thousands)	2024	2023
Revenues from contracts with customers
Mining operator - transaction fees	$8,984	$1,051
Mining participant	13,442	17,876
Hosting services (1)	20,775	—
Total revenues from contracts with customers	43,201	18,927
Mining operator - block rewards and other revenue	121,997	32,205
Total revenues	$165,198	$51,132

(1) Includes revenue beginning January 12, 2024, the date of the acquisition. Intercompany transactions have been eliminated in consolidation. Refer to Note 3 - Acquisitions, for further information.

Mining Operator

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

Mining Participant

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

Hosting Services

The Company operates two bitcoin mining sites, which were acquired on January 12, 2024, that provide hosting services to institutional-scale crypto mining companies. Hosting services include colocation and managed services. Colocation services include providing mining companies with sheltered data center space, electrical power, cooling, and internet connectivity. Managed services generally include providing customers with technical support and maintenance services, in addition to colocation services. The Company will not be taking on any new hosting services customers and will transition to self-mining at these two sites as existing customer agreements expire or are terminated early.

Colocation services revenue is recognized over time as the customer simultaneously receives and consumes the benefits of the Company’s performance. Managed services revenue is recognized at a point-in-time as the customer simultaneously receives and consumes the benefits of the Company’s performance. The transaction price for colocation services is variable based on the consumption of energy and the managed services price is a fixed rate per miner basis. The Company recognizes hosting services revenue to the extent that a significant reversal of such revenue will not occur. Hosting services customers are generally invoiced in advance of the month in which the Company satisfies its performance obligation, and deferred revenue is recorded for any upfront payments received in advance of the Company’s performance. The monthly transaction price is generally variable based on the amount of megawatt hours (“MWh”) consumed by the customers equipment and when other monthly contracted services are performed. At the end of each month, the customer is billed for the actual amount owed for services performed. The Company recognizes revenue for hosting services under the right-to-invoice practical expedient in ASC

606-10-55-18, which allows for the recognition of revenue over time as the Company’s right-to-invoice for final payment corresponds directly with the value of services transferred to the customer to-date.

Expenses associated with providing hosting services are recorded as cost of revenues and depreciation on hosting equipment is recorded as a separate component of cost of revenues.

NOTE 5 – DIGITAL ASSETS

Effective January 1, 2023, the Company early adopted ASU 2023-08, which requires entities to measure crypto assets at fair value with changes recognized in the Condensed Consolidated Statements of Operations each reporting period. The Company’s digital assets were within the scope of ASU 2023-08 and a cumulative-effect adjustment of $11.5 million as of the beginning of the fiscal year ended December 31, 2023 was recorded for the difference between the carrying amount of the Company’s digital assets and fair value.

The following table presents the Company’s significant digital asset holdings as of March 31, 2024 and December 31, 2023, respectively:

(in thousands, except for quantity)	Quantity	Cost Basis	Fair Value
Bitcoin	17,320	$647,963	$1,234,695
Total digital assets held as of March 31, 2024		$647,963	$1,234,695

(in thousands, except for quantity)	Quantity	Cost Basis	Fair Value
Bitcoin	15,126	$515,315	$639,660
Total digital assets held as of December 31, 2023		$515,315	$639,660

The Company earned 61 and 48 bitcoin that were pending distribution from the Company’s equity method investee, the ADGM Entity, which are excluded from the Company’s holdings as of March 31, 2024 and December 31, 2023, respectively.

NOTE 6 – ADVANCES TO VENDORS AND DEPOSITS

The Company contracts with bitcoin mining equipment manufacturers to procure equipment necessary for the operation of its bitcoin mining operations. These agreements typically require a certain percentage of the value of the total order to be paid in advance at specific intervals, usually within several days of execution of a specific contract and periodically thereafter with final payments due prior to each shipment date. The Company accounts for these payments as “Advances to vendors” in the Condensed Consolidated Balance Sheets.

As of March 31, 2024 and December 31, 2023, such advances totaled approximately $261.1 million and $95.6 million, respectively.

In addition, the Company contracts with other service providers for the hosting of its equipment and operational support in data centers where the Company’s equipment is deployed. These arrangements also typically require advance payments to be made to vendors in conjunction with the contractual obligations associated with these services. The Company classifies these payments as “Deposits” and “Long-term deposits” in the Condensed Consolidated Balance Sheets.

As of March 31, 2024 and December 31, 2023, such deposits totaled approximately $100.0 million and $67.0 million, respectively.

NOTE 7 – PROPERTY AND EQUIPMENT

The components of property and equipment as of March 31, 2024 and December 31, 2023 are:

(in thousands, except useful life)	Useful life (Years)	March 31, 2024	December 31, 2023
Land	—	$610	$—
Land improvements	9	25,246	—
Building and building improvements	25	3,119	—
Mining rigs	3	934,381	862,055
Containers	10 - 15	58,898	5,676
Equipment	7 - 15	42,249	—
Software and hardware	2	3,307	—
Asset retirement obligation	8	7,879	—
Other	7	839	242
Total gross property, equipment		1,076,528	867,973
Less: Accumulated depreciation		(274,196)	(196,201)
Property and equipment, net		$802,332	$671,772

The Company recorded an asset retirement obligation of $7.9 million for the Granbury data center land lease. The asset retirement obligation represents the estimated cost to return the site to its original state. The asset retirement obligation is being depreciated over the term of the lease which is approximately 8 years. The Company’s accretion expense related to the asset retirement obligation for the three months ended March 31, 2024 was $0.2 million.

The Company’s depreciation expense related to property and equipment for the three months ended March 31, 2024 and 2023 was $78.0 million and $17.7 million, respectively.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The components of goodwill as of March 31, 2024 is comprised of the following items:

	As of March 31, 2024
(in thousands)	Cost	Accumulated impairment charges	Net
Granbury, Texas and Kearney, Nebraska Data Centers	$30,852	$—	$30,852
Total goodwill	$30,852	$—	$30,852

The Company acquired goodwill from the GC Data Center Equity Holdings, LLC acquisition on January 12, 2024, refer to Note 3 – Acquisitions, for further information. There was no goodwill as of December 31, 2023.

Intangible assets

The following table presents the Company’s intangible assets as of March 31, 2024:

	As of March 31, 2024
(in thousands)	Cost	Accumulated amortization	Accumulated impairment charges	Net
Customer relationships	$22,000	$(2,750)	$—	$19,250
Intellectual property	2,633	(219)	—	2,414
Total intangible assets	$24,633	$(2,969)	$—	$21,664

The Company recognized customer relationships as a result of the acquisition of GC Data Center Equity Holdings, LLC on January 12, 2024, refer to Note 3 – Acquisitions, for further information.

The Company purchased intellectual property during the three months ended March 31, 2024. Intellectual property is amortized on a straight-line basis.

There were no intangible assets as of December 31, 2023.

The following table presents the Company’s estimated future amortization of finite-lived intangible assets as of March 31, 2024:

Year	Amount (in thousands)
2024 (remaining)	$8,908
2025	11,878
2026	878
Thereafter	—
Total	$21,664

NOTE 9 – FAIR VALUE MEASUREMENT

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

The carrying amounts reported in the Condensed Consolidated Balance Sheets for cash and cash equivalents, restricted cash, other receivables, deposits, prepaid expenses and other current assets, property and equipment, advances to vendors, accounts payable, accrued expenses, and legal reserve payable, approximate their estimated fair market value based on the short-term maturity of these instruments. Additionally, the carrying amounts reported in the Condensed Consolidated Balance Sheets for the Company’s term loan, operating lease liabilities and other long-term liabilities approximate fair value as the related interest rates approximate rates currently available to the Company.

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

Recurring measurement of fair value

The following tables present information about the Company’s assets measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy for each of those assets and liabilities as of March 31, 2024 and December 31, 2023, respectively:

	Recurring fair value measured at March 31, 2024
(in thousands)	Total carrying value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Money market funds	$117,186	$117,186	$—	$—
Digital assets	1,234,695	1,234,695	—	—
Liabilities:
Derivative instrument (1)	4,263	—	4,263	—
Contingent consideration liability (2)	3,523	—	—	3,523

	Recurring fair value measured at December 31, 2023
(in thousands)	Total carrying value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Money market funds	$141,147	$141,147	$—	$—
U.S. Treasury Bills	60,541	60,541	—	—
Digital assets	639,660	639,660	—	—

(1) Refer to Note 2 - Summary of Significant Accounting Policies - Derivatives, for further information.

(2) Represents the estimated amount of acquisition-related consideration expected to be paid in the future as of March 31, 2024. Refer to Note 3 – Acquisitions, for further information.

The Company includes the above money market funds and U.S. treasury bills in cash and cash equivalents in the Condensed Consolidated Balance Sheets. The Company’s U.S. treasury bills have original remaining maturities of three months or less when purchased.

Effective January 1, 2023, the Company early adopted ASU 2023-08, measuring digital assets at fair value on a recurring basis. There were no transfers among Levels 1, 2 or 3 during the three months ended March 31, 2024.

The fair value of the derivative was estimated using a discounted cash flow approach that considers various assumptions including current market prices and electricity forward curves, which are considered Level 2 inputs. Increases (decreases) in market prices and electricity forward curves could result in significant increases (decreases) in the fair value of derivatives.

The fair value of the contingent earn-out was estimated using a discounted cash flow approach, which included assumptions regarding the probability-weighted cash flows of achieving certain capacity development milestones, which are considered Level 3 inputs. Increases (decreases) in the probability of achieving the milestones could result in significant increases (decreases) in the fair value of the contingent consideration.

Non-recurring measurement of fair value

The following tables present information about the Company’s liabilities measured at fair value on a non-recurring basis and are, therefore, not included in the tables above. These liabilities include outstanding convertible notes measured at fair value based on quoted prices in active markets. These liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., impairment). The Company’s estimated level within the fair value hierarchy for each of these liabilities as of March 31, 2024 and December 31, 2023, respectively, is as follows:

	Non-recurring fair value measured at March 31, 2024
(in thousands)	Total carrying value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Notes payable	$326,083	$277,774	$—	$—

	Non-recurring fair value measured at December 31, 2023
(in thousands)	Total carrying value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Notes payable	$325,654	$269,725	$—	$—

There were no transfers among Levels 1, 2 or 3 during the three months ended March 31, 2024. As of March 31, 2024 and December 31, 2023 there were no other assets and liabilities measured at fair value on a non-recurring basis.

NOTE 10 – NET INCOME PER SHARE

Net income per share is calculated in accordance with ASC 260 - Earnings Per Share. Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. For the three months ended March 31, 2024 and 2023, the Company recorded net income and as such, the Company calculated the impact of dilutive common stock equivalents in determining diluted earnings per share.

The following table presents the securities that were not included in the computation of diluted income per share, as their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Warrants	324,375	324,375
Restricted stock units	—	2,156,230
Total dilutive shares	324,375	2,480,605

The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2024	2023
Basic earnings per share of common stock:
Net income per share of common stock - basic	$337,173	$118,699
Weighted average shares of common stock - basic	259,098,664	159,186,506
Net income per share of common stock - basic	$1.30	$0.75

Diluted earnings per share of common stock:
Net income per share of common stock - basic	$337,173	$118,699
Add: Notes interest expense, net of tax	985	2,225
Net income per share of common stock - diluted	$338,158	$120,924
Weighted average shares of common stock - basic	259,098,664	159,186,506
Restricted stock units	4,472,357	—
Convertible notes	4,341,422	9,812,955
Weighted average shares of common stock - diluted	267,912,443	168,999,461
Net income per share of common stock - diluted	$1.26	$0.72

NOTE 11 – STOCKHOLDERS' EQUITY

Common Stock

On July 27, 2023, the Company’s shareholders approved an amendment to the Company’s articles of incorporation that increased the amount of common stock authorized for issuance to 500,000,000 with a par value of $0.0001 per share.

Shelf Registration Statements on Form S-3 and At-the-Market Offering Agreements

In February 2024, the Company commenced a new at-the-market (“ATM”) offering program with H.C. Wainwright & Co., LLC (“Wainwright”) acting as sales agent (the “2024 ATM”) pursuant to an ATM agreement, under which we may offer and sell shares of our common stock from time to time through Wainwright having an aggregate offering price of up to $1,500.0 million. As of March 31, 2024, the Company has not sold any shares of common stock pursuant to the 2024 ATM.

On October 24, 2023, the Company entered into a new ATM offering program (the “2023 ATM”) with Wainwright relating to shares of the Company’s common stock. In accordance with the terms of an ATM agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $750.0 million from time to time through Wainwright acting as its sales agent. As of March 31, 2024, the Company has sold 44,254,912 shares of common stock for an aggregate purchase price of $731.2 million, net of offering costs, pursuant to the 2023 ATM.

Common Stock Warrants

A summary of the Company’s issued and outstanding common stock warrants and changes during the three months ended March 31, 2024 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2023	324,375	25.00	2.5
Outstanding as of March 31, 2024	324,375	$25.00	2.5

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

A summary of the Company’s RSU activity for the three months ended March 31, 2024, is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2023	5,765,529	9.40
Granted	5,774,558	17.96
Vested	(2,244,563)	11.95
Nonvested at March 31, 2024	9,295,524	14.10

As of March 31, 2024, there was approximately $130.6 million of aggregate unrecognized stock-based compensation related to unvested RSUs that is expected to be recognized over the next 2.9 years.

NOTE 12 – DEBT

Convertible Note

On November 18, 2021, the Company issued $650.0 million principal of 1% Convertible Senior Notes due 2026 (the “Notes”). The Notes were issued pursuant to, and are governed by, an indenture (the “Indenture”), dated as of November 18, 2021, between the Company and U.S. Bank National Association, as trustee (the “Trustee”).

On November 23, 2021, the initial purchasers of the Notes purchased an additional $97.5 million principal of Notes for an aggregate principal amount of $747.5 million.

The Notes accrue interest at a rate of 1% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on June 1, 2022. The Notes will mature on December 1, 2026, unless earlier repurchased, redeemed or converted. Before the close of business on the business day immediately before September 1, 2026, noteholders will have the right to convert their Notes only upon the occurrence of certain events. From and after September 1, 2026, noteholders may convert their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. The initial conversion rate is 13.1277 shares of common stock per one thousand dollar principal amount of Notes, which represents an initial conversion price of approximately $76.17 per share of common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

In September 2023, the Company entered into privately negotiated exchange agreements with certain holders of its Notes. In total, the Company exchanged $416.8 million principal amount of Notes for an aggregate 31,722,417 shares of Company common stock. The Company evaluated the exchange of debt to determine if it was an extinguishment or a modification of the debt. Due to the addition of a substantive conversion feature, the Company determined that the exchange was an extinguishment of debt. The Company measured the gain on extinguishment of debt based on the carrying value of the Notes, the fair value of the Company’s common stock issued in the exchange and related transaction costs. The Company recorded a gain on the exchange of Notes for the Company’s common stock in the amount of $82.6 million to “Net gain from extinguishment of debt” in the Condensed Consolidated Statements of Operations.

The Company is permitted and may seek to repurchase additional Notes prior to the maturity date, whether through privately negotiated purchases, open market purchases, or otherwise.

As of March 31, 2024 and December 31, 2023, Notes outstanding, net of unamortized discounts of approximately $4.6 million and $5.1 million, respectively, were $326.1 million and $325.7 million, respectively.

NOTE 13 – LEASES

The Company leases office space in the United States under operating lease agreements. The Company also entered into an arrangement with Applied Blockchain for the use of energized cryptocurrency mining facilities under which the Company pays for electricity per megawatt based on usage. The Company has determined that it has embedded operating leases at two of the facilities governed by this arrangement that commenced in January and March 2023, and has elected not to separate lease and non-lease components. Payments made for these two operating leases are entirely variable and are based on usage of electricity, and the Company therefore does not record a right-of-use (“ROU”) asset or lease liability associated with the leases. Variable lease cost during the three months ended March 31, 2024 and March 31, 2023 are disclosed in the table below. Office space and mining facilities comprise the Company’s material underlying asset class under operating lease agreements. The Company has no material finance leases.

Additionally, the Company assumed an operating lease in the GC Data Center Equity Holdings, LLC acquisition related to the data center land lease in Granbury, Texas on January 12, 2024. The ROU asset and total lease liabilities recorded for the assumption of the leases were $8.9 million and $8.9 million, respectively. ROU assets related to the GC Data Center Equity Holdings, LLC acquisition reflect an unfavorable lease liability adjustment of $5.1 million. Lease liabilities for the leases assumed were measured based on the net present value of remaining future lease payments on the date of the acquisition, with consideration given for options to extend or renew the lease.

As of March 31, 2024, the Company’s ROU assets and total lease liabilities were $9.0 million and $9.4 million, respectively. As of December 31, 2023, the Company’s ROU assets and total lease liabilities were $0.4 million and $0.5 million, respectively. The Company has amortized the right-of-use assets totaling $0.3 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively.

Operating lease costs are recorded on a straight-line basis within operating expenses. The Company’s total lease expense is comprised of the following:

	For the Three Months Ended March 31,
(in thousands)	2024	2023
Operating leases:
Operating lease cost	$204	$112
Operating lease expense	204	112
Short-term lease rent expense	16	9
Variable lease cost	23,186	2,773
Total rent expense	$23,406	$2,894

Additional information regarding the Company’s leasing activities is as follows:

	For the Three Months Ended March 31,
	2024	2023
Operating cash flows from operating leases	$438	$(2)
Weighted-average remaining lease term – operating leases	7.3	3.5
Weighted-average discount rate – operating leases	7%	5%

The following table presents the Company’s future minimum operating lease payments as of March 31, 2024:

Year	Amount (in thousands)
2024 (remaining)	$168
2025	203
2026	817
2027	2,563
2028	2,500
Thereafter	6,876
Total	13,127
Less: Imputed interest	(3,694)
Present value of lease liability	$9,433

NOTE 14 - LEGAL PROCEEDINGS

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

Information Subpoena

On October 6, 2020, the Company entered into a series of agreements with multiple parties to design and build a data center for up to 100-megawatts in Hardin, Montana. In conjunction therewith, the Company filed a Current Report on Form 8-K on October 13, 2020 disclosing that, pursuant to a Data Facility Services Agreement, the Company issued 6,000,000 shares of restricted common stock, in transactions exempt from registration under Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”). During the quarter ended September 30, 2021, the Company and certain of its executives received a subpoena to produce documents and communications concerning the Hardin, Montana data center facility. The Company received an additional subpoena from the SEC on April 10, 2023, relating to, among other things, transactions with related parties. The Company understands that the SEC may be investigating whether or not there may have been any violations of the federal securities law. The Company is cooperating with the SEC.

Ho v. Marathon

On January 14, 2021, Plaintiff Michael Ho (“Ho”) filed a civil complaint for damages and restitution (the “Complaint”) against the Company. The Complaint alleges six causes of action against the Company:

1)    Breach of written contract;

2)    Breach of implied contract;

3)    Quasi-contract;

4)    Services rendered;

5)    Intentional interference with prospective economic relations; and

6)    Negligent interference with prospective economic relations, which is plead against “all defendants” and is most likely of these causes of action to involve later-named defendants.

The claims arise from a set of facts where Ho alleges the Company profited from commercially sensitive information he shared with the Company and further alleges the Company refused to compensate him for his role in securing the Company’s acquisition of an energy supplier. On February 22, 2021, the Company responded to the Complaint with a general denial and the assertion of applicable affirmative defenses. Then, on February 25, 2021, the Company removed the action to the United States District Court in the Central District of California, where the action remains pending. The Company filed a motion for summary judgment/adjudication of all causes of action. On February 11, 2022, the court granted the motion and dismissed Ho’s second, fifth and sixth causes of action. Discovery is substantially closed. The court held a pre-trial conference on February 24, 2022, where it vacated a March 3, 2022 trial date and ordered the parties to meet and confer on a new trial date. The court discussed the various theories of damages maintained by the parties. In its ruling on the summary judgment motion and at the pre-trial conference on February 24, 2022, the court noted that a jury is more likely to accept $0.2 million as an appropriate damages amount if liability is found, as opposed to the various theories espoused by Ho that result in multi-million-dollar recoveries. Due to outstanding issues of fact and law, it is impossible to predict the outcome at this time; however, after consulting legal counsel, the Company is confident that it will prevail in this litigation, since it did not have a contract with Mr. Ho and he did not disclose any commercially sensitive information under any mutual nondisclosure agreement that was used to structure any joint venture with energy providers. The trial is likely to commence in or around July 2024.

NOTE 15 - RELATED PARTY TRANSACTIONS

During September 2023, the Company entered into an agreement with Auradine to secure certain rights to future purchases by the Company from Auradine for which the Company paid $15.0 million. Fred Thiel, the Company’s Chief Executive Officer and Chairperson of the Board, is a member of Auradine’s board of directors.

NOTE 16 – SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The following table provides supplemental disclosure of Condensed Consolidated Statements of Cash Flows information:

	Three Months Ended March 31,
	2024	2023
Supplemental information
Cash paid during the year for:
Income taxes	$3,518	$—
Interest	—	1,425

Supplemental schedule of non-cash investing and financing activities:
Reclassifications from advances to vendor to property and equipment upon receipt of equipment	59,615	442,353
Reclassifications from long-term prepaid to property and equipment	3,273	—
Dividends received from equity method investment	12,145	—

NOTE 17 – SUBSEQUENT EVENTS

On April 2, 2024, the Company acquired an operational bitcoin mining site located in Garden City, Texas with 132 megawatts of operational capacity and 200 megawatts of nameplate capacity from APLD - Rattlesnake Den I LLC for a base purchase price of $87.3 million subject to customary purchase price adjustments. The acquisition is intended to lower operating expenditures, and improve efficiencies and the scale of operations through the integration of the Company’s technology stack and realization of synergies.

Subsequent to March 31, 2024, the Company issued an aggregate 3,850,436 shares of common stock at an average value of approximately $18.51 per share under the Company’s 2024 ATM. As a result, the Company had $1,294.3 million aggregate offering price remaining under the 2024 ATM.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated or the context otherwise requires, references to “Marathon,” “we,” “us,” and the “Company” refer to Marathon Digital Holdings, Inc. and its consolidated subsidiaries. All dollar amounts referenced in this Item 2 are in thousands, except per share, bitcoin, and per bitcoin amounts.

You should read the following discussion and analysis together with our financial statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (this “Quarterly Report”).

This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report, other than statements of historical fact, are forward-looking statements. You can identify forward-looking statements by the use of words such as “may,” “will,” “could,” “anticipate,” “expect,” “intend,” “believe,” “continue” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to such statements. Our forward-looking statements are based on our management’s current assumptions and expectations about future events and trends, which affect or may affect our business, strategy, operations or financial performance. Although we believe that these forward-looking statements are based upon reasonable assumptions, they are subject to numerous known and unknown risks and uncertainties and are made in light of information currently available to us. Our actual financial condition and results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in the section entitled “Risk Factors” in Part II, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2023 (our “Annual Report”), which is incorporated herein by reference, as well as in the other public filings we make with the Securities and Exchange Commission (the “SEC”). You should read this Quarterly Report with the understanding that our actual future financial condition and results may be materially different from and worse than what we expect.

Additionally, information regarding market and industry statistics contained in this Quarterly Report is included based upon information available to us that we believe is accurate as of the date of this Quarterly Report. It is generally based upon industry and other publications that are not produced for purposes of securities offerings or economic analysis. We have not reviewed or included data from all sources and cannot assure investors of the accuracy or completeness of the data included in this Quarterly Report. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. We do not assume any obligation to update any forward-looking statement. As a result, investors should not place undue reliance on these forward-looking statements.

BUSINESS OVERVIEW

Marathon Digital Holdings, Inc. is one of the world’s largest publicly traded bitcoin mining companies with operations in North America, the Middle East, and Latin America. The Company’s core business is utility-scale Bitcoin mining, which produces or “mines” bitcoin using one of the industry’s largest and most energy-efficient fleets of specialized computers. As of March 31, 2024, the Company had approximately 226,000 energized and operational mining rigs, capable of producing 27.8 exahashes per second with an efficiency of 25 joules per terahash, which we believe to be amongst the most efficient in the industry. The Company believes it has one of the most efficient bitcoin mining fleets in the industry. The Company is also committed to a future of carbon-neutrality and is actively transitioning its operations to sustainable energy. As of March 31, 2024, sustainable energy sources accounted for 55% of the fleet’s power usage.

RECENT DEVELOPMENTS

The Company has continued its recent focus on expanding its operational capabilities globally. Recent efforts include the following:

•On January 12, 2024, the Company, through its wholly owned subsidiary MARA USA Corporation, completed the acquisition of 100% of the issued and outstanding equity interests (the “Transaction”) of GC Data Center Equity Holdings, LLC, pursuant to which, the Company acquired two operational bitcoin mining sites, for an aggregate 390 megawatts of operational capacity for $179.3 million cash consideration plus customary working capital adjustments. We hope to realize synergies from this transaction through the integration of our technology stack, which we expect will lower operating expenditures, improve efficiencies and scale our operating capacity.

•On April 2, 2024, the Company, through its wholly owned subsidiary MARA USA Corporation, completed the acquisition of a bitcoin mining data center in Garden City, Texas, with a capacity of 200 megawatts, from Applied Digital Corporation, for a purchase price of $87.3 million cash consideration, which is subject to customary purchase price adjustments. This is the Company’s second major acquisition of data centers dedicated to bitcoin mining and increases the amount of self-owned and operated megawatts in the Company’s mining portfolio to 54%. The bitcoin mining data center in Garden City, Texas is located adjacent to a wind farm and uses predominantly renewable energy. We are currently converting approximately 100 megawatts into economic value via bitcoin mining. We expect to expand our presence at the site in 2024 by an additional 100 megawatts to accommodate a total of 200-megawatts of capacity dedicated exclusively to Marathon’s bitcoin mining operations.

•On April 19, 2024, a Bitcoin halving event occurred on the Bitcoin network. Halving is a key part of the Bitcoin protocol and serves to control the overall supply and reduce the risk of inflation in digital assets using a proof-of-work consensus algorithm. The Bitcoin halving event reduced the block subsidy by half from 6.25 to 3.125 bitcoin. Transaction fees, which together with the block subsidy comprise the block reward for successfully solving a block, is not directly impacted by the halving, although the Bitcoin network and the Company experienced an increase in transaction fees.

•Introduced Anduro, a new multi-chain Bitcoin layer-two network aimed at accelerating Bitcoin development and adoption.

•Launched the Company’s first products and services to support the Bitcoin ecosystem, including:
◦Slipstream – a direct Bitcoin transaction submission service designed to streamline confirmations of large or non-standard Bitcoin transactions;
◦MARAFW – custom firmware designed to optimize the individual chip settings of Bitcoin miners;
◦MARA UBC 2100 – a replacement control board, designed in-house by Marathon; and
◦MARA 2PIC700 – a next generation two-phase immersion cooling system built to transform data center operations with industry leading power, density, and efficiency.

NON-GAAP FINANCIAL MEASURES

In addition to the Company’s results determined in accordance with GAAP, throughout this Quarterly Report the Company provides adjusted EBITDA and total margin excluding depreciation and amortization, which are non-GAAP financial measures. The Company provides investors with reconciliations from net loss to adjusted EBITDA and total margin to total margin excluding depreciation and amortization as components of Management’s Discussion and Analysis. The Company defines adjusted EBITDA as (a) GAAP net income (loss) plus (b) adjustments to add back the impacts of (1) depreciation and amortization, (2) interest expense, (3) income tax expense (benefit) and (4) adjustments for non-cash and non-recurring items which currently include (i) stock compensation expense, (ii) early termination expenses, (iii) gain on investments, and (iv) losses from extinguishment of debt. The Company defines total margin excluding depreciation and amortization as (a) GAAP total margin less (b) depreciation and amortization.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2024 Compared to March 31, 2023

	Three Months Ended March 31,		Favorable
(dollars in thousands)	2024	2023	(Unfavorable)
Revenues
Mining	$144,423	$51,132	$93,291
Hosting services	20,775	—	20,775
Total revenues	165,198	51,132	114,066

Costs and expenses
Cost of revenues
Mining	(71,240)	(33,377)	(37,863)
Hosting services	(18,971)	—	(18,971)
Depreciation and amortization	(77,995)	(17,733)	(60,262)
Total cost of revenues	(168,206)	(51,110)	(117,096)
Operating expenses
General and administrative expenses	(73,311)	(15,135)	(58,176)
Gains on digital assets	488,807	137,398	351,409
Change in fair value of derivative	(15,252)	—	(15,252)
Early termination expenses	(22,097)	—	(22,097)
Amortization of intangible assets	(2,969)	—	(2,969)
Research and development	(2,466)	(209)	(2,257)
Total operating expenses	372,712	122,054	250,658
Operating income	369,704	122,076	247,628
Gain on investments	5,236	—	5,236
Net loss from extinguishment of debt	—	(333)	333
Loss on hedge instruments	(2,292)	—	(2,292)
Equity in net income of unconsolidated affiliate	1,259	—	1,259
Interest expense	(1,256)	(3,760)	2,504
Other non-operating income	2,573	791	1,782
Income before income taxes	375,224	118,774	256,450
Income tax expense	(38,051)	(75)	(37,976)
Net income	$337,173	$118,699	$218,474

Supplemental information:
bitcoin (“BTC”) production during the period, in whole BTC (1)	2,811	2,195	616
Average bitcoin per day, in whole BTC	30.9	24.4	6.5
Total margin (total revenues less total cost of revenues)	$(3,008)	$22	$(3,030)
Total margin excluding the impact of depreciation and amortization:
Mining	$73,183	$17,755	$55,428
Hosting services	$1,804	$—	$1,804
General and administrative expenses excluding stock-based compensation	$(21,398)	$(11,399)	$(9,999)
Installed Hash Rate (Exahashes per second) - at end of period (2)	27.8	15.4	12.4
Energized Hash Rate (Exahashes per second) - at end of period (2)	27.8	11.5	16.3
Average operational Hash Rate (Exahashes per second) (3)	18.2	6.9	11.3
Cost per Petahash Rate per day (4)	$45.2	$53.7	$(8.5)
Share of available miner rewards	3.1%	2.5%	0.6%
Number of blocks won	368	221	147
Transaction fees as a percentage of total	7.0%	2.4%	4.6%

Reconciliation to Adjusted EBITDA:
Net income	$337,173	$118,699	$218,474
Exclude: Interest expense	1,256	3,760	(2,504)
Exclude: Income tax expense	38,051	75	37,976
EBIT	376,480	122,534	253,946
Exclude: Depreciation and amortization (5)	83,548	17,733	65,815
EBITDA	460,028	140,267	319,761
Exclude: Stock compensation expense	51,913	3,945	47,968
Exclude: Early termination expenses (6)	22,097	—	22,097
Exclude: Gain on investments	(5,236)	—	(5,236)
Exclude: Net loss from extinguishment of debt	—	333	(333)
Adjusted EBITDA	$528,802	$144,545	$384,257

(1) Includes 171 bitcoin representing the Company’s share of the equity method investee, the ADGM entity, for the three months ended March 31, 2024.

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

(4) Cost per Petahash Rate per day is calculated using mining cost of revenues, excluding depreciation and amortization, divided by the Average operational Hash Rate, excluding the Company’s share of the hash rate for the equity method investee, the ADGM entity.

(5) Includes approximately $2.6 million of depreciation and amortization from the Company’s share in the results of its equity method investee, the ADGM entity, reported in Equity in net earnings of unconsolidated affiliate for the three months ended March 31, 2024.

(6) Early termination expenses represent amounts recognized as the cost to early terminate data center hosting agreements.

Revenues: The Company generated revenues of $165.2 million for the three months ended March 31, 2024, compared to $51.1 million in the prior year period. The $114.1 million or approximately 223% increase in revenues was primarily driven by an $82.9 million increase in the average price of bitcoin mined and other revenue, a $10.4 million increase in bitcoin production, and $20.8 million in revenues generated from providing hosting services as a result of the acquisition of GC Data Center Equity Holdings, LLC on January 12, 2024. Revenues during the quarter was negatively impacted by unexpected equipment failures, transmission line maintenance, and higher than anticipated weather-related curtailments at our Garden City and other sites which we are working to address. The average price of bitcoin mined was 126% higher than the average price of bitcoin mined in the prior year period and average daily bitcoin production was 30.9 bitcoin in the current year period compared with 24.4 in the prior year period.

Cost of revenues – mining during the three months ended March 31, 2024, totaled $71.2 million compared to $33.4 million in the prior year period. The $37.9 million or approximately 113% increase was primarily driven by the growth in the Company’s hash rate from the deployment and energization of mining rigs in existing and new hosting facilities, which increased hosting and energy costs, compared to the prior year period. Cost of revenues was also negatively impacted by an increase in the global hash rate, which increased 86% in the current period compared to the prior year period. Partially offsetting the increase was the impact of unexpected equipment failures, transmission line maintenance, and higher than anticipated weather-related curtailment at our Garden City and other sites which resulted in downtime that reduced hosting and energy costs.

Cost of revenues – hosting services of $19.0 million primarily includes cost of power and other hosting related operating costs to provide hosting services. Hosting services includes results beginning from January 12, 2024, the acquisition date of GC Data Center Equity Holdings, LLC.

Cost of revenues – depreciation and amortization during the three months ended March 31, 2024 totaled $78.0 million compared to $17.7 million in the prior year period. The $60.3 million or approximately 340% increase was primarily due to the deployment of mining rigs since the prior year period from the increased scale of the business. Depreciation and amortization also increased $2.7 million as a result of the January 12, 2024, acquisition of GC Data Center Equity Holdings, LLC.

Total Margin was a negative $3.0 million in the current year period compared to nearly zero in the prior year period, a decrease of approximately $3.0 million. The following table summarizes the factors that impacted the decrease in total margin for the three months ended March 31, 2024 as compared to the prior year period:

Revenue:		(in thousands)
●	Impact of higher average price of bitcoin produced and other revenue	$82,925
●	Impact of third-party hosting	20,775
●	Impact of higher amount of bitcoin produced	10,366
Cost of revenue – energy, hosting and other:
●	Impact of higher costs due to growth in hash rate	(25,855)
●	Impact of third-party hosting	(18,971)
●	Impact of increased production on cost of revenues	(12,008)
Cost of revenue – depreciation and amortization:
●	Increased due to deployment of mining rigs	(57,643)
●	Increased due to third-party hosting services	(2,619)
Total margin		$(3,030)

General and administrative expenses: General and administrative expenses were $73.3 million for the three months ended March 31, 2024, compared to $15.1 million in the prior year period, an increase of $58.2 million or approximately 384%. The Company’s general and administrative expenses included stock-based (non-cash) compensation expense of $51.9 million in the current year period and $3.9 million in the prior year period. The increase in stock-based compensation expense was primarily due to additional restricted stock unit awards granted in the current year period and as a result of an increase in the Company’s headcount, which grew from 30 employees as of March 31, 2023 to approximately 60 employees as of March 31, 2024. General and administrative expenses excluding stock-based compensation was $21.4 million in the current year period compared with $11.4 million in the prior year period. The $10.0 million or approximately 88% increase in expenses was primarily due to the increased scale of the business, including payroll and benefits, professional fees, and other third-party costs associated with the growth in the business.

Gains on digital assets: The Company recognized a gain on digital assets of $488.8 million, compared to a gain of $137.4 million in the prior year period. The $351.4 million or approximately 256% increase was primarily related to the increase in the price of bitcoin as of March 31, 2024 of $71,289 compared to $28,474 for the prior year period ended March 31, 2023.

Change in fair value of derivative: The Company acquired a commodity swap contract as a result of its January 12, 2024 acquisition of GC Data Center Equity Holdings, LLC. The commodity swap contract hedges price variability in electricity purchases and expires December 31, 2027. The commodity swap contract is a derivative instrument and remeasured at fair value each reporting period with changes recognized on the Consolidated Condensed Statement of Operations. The change in fair value of derivative is the result of the change in estimated fair value of the derivative as of March 31, 2024 compared to January 12, 2024, the acquisition date of GC Data Center Equity Holdings, LLC.

Early termination expenses: On January 30, 2024, the Company entered into a termination and transition agreement (“Agreement”) with the operator, US Bitcoin Corp (“USBTC”), of the two sites from the January 12, 2024, acquisition of GC Data Center Equity Holdings, LLC. The Company and USBTC agreed to terminate the acquired operating agreement for a termination fee of $13.5 million. In addition, the Company entered into an agreement to early terminate a data center hosting agreement with one of its customers and in accordance with the agreement, the Company forgave the outstanding accounts receivable balance of $8.6 million.

Amortization of intangible assets: During the three months ended March 31, 2024, the Company recorded a $3.0 million amortization expense for intangible assets. The Company acquired customer relationships in the January 12, 2024 acquisition of GC Data Center Equity Holdings, LLC, in addition to intellectual property purchased during the three months ended March 31, 2024. There was no amortization expense of intangible assets in the prior year period.

Research and development: Research and development expenses were $2.5 million for the three months ended March 31, 2024 compared to $0.2 million in the prior year period. Research and development expenses consisted primarily of contractor costs, equipment, supplies, personnel, and related expenses for research and development activities which increased in the current year period.

Net loss from extinguishment of debt: In March, 2023, the Company prepaid the outstanding balance on its term loan facility with Silvergate Bank and terminated the term loan facility. The Company and Silvergate agreed to also terminate the revolving credit (“RLOC”) facilities. In connection with the termination of the credit facility, the Company recorded a loss in the amount of $0.3 million to “Net loss from extinguishment of debt” in the Condensed Consolidated Statements of Operations.

Loss on hedge instruments: During the three months ended March 31, 2024, the Company recorded a $2.3 million realized loss related to bitcoin hedging activities. The Company has significant bitcoin holdings on its balance sheet and from time to time will evaluate as part of its risk management and treasury management process, short-term hedging or yield enhancing opportunities. The Company has an Investment Committee composed of members of its senior executive team, that evaluates market conditions to set hedging, investments, and monetization of bitcoin strategies. There were no outstanding hedging transactions as of the three months ended March 31, 2024 and there were no such activities in the prior year period.

Equity in net income of unconsolidated affiliate: During the three months ended March 31, 2024, the Company recorded its share of net earnings for its 20% interest in the Abu Dhabi Global Markets company (the “ADGM Entity”) in the amount of $1.3 million, which began mining operations during the third quarter of 2023. The Company’s share of the ADGM Entity’s operating results included earnings from the production of 171 bitcoin, a $4.1 million impairment of property, plant and equipment and approximately $2.6 million of depreciation and amortization during the three months ended March 31, 2024.

Interest expense: Interest expense was $1.3 million for the three months ended March 31, 2024 compared to $3.8 million in the prior year. The $2.5 million, or approximately 67% decrease was primarily a result of lower interest costs following the exchange of $416.8 million aggregate principal amount of Notes for shares of the Company’s common stock during the year ended December 31, 2023. Additionally, the Company prepaid and terminated its revolving line of credit and term loan facilities during March 2023.

Other non-operating income: Other non-operating income was $2.6 million during the three months ended March 31, 2024 compared to income of $0.8 million in the prior year period. The $1.8 million increase was primarily due to the higher balance of cash and cash equivalents and an increase in interest rates in the current year period.

Income tax expense: The Company recorded income tax expense of $38.1 million for the three months ended March 31, 2024 compared to an income tax expense of $0.1 million in the prior year period. The $38.1 million tax expense was primarily due to the establishment of deferred tax liabilities for the significant increase in fair value of bitcoin during the current year period partially offset by the release of its valuation allowance associated with deferred tax assets. During the three months ended March 31, 2024, the Company determined that sufficient taxable income will be generated to support the utilization of its deferred tax assets.

Net income: The Company recorded net income of $337.2 million for the three months ended March 31, 2024 compared to net income of $118.7 million in the prior year period. The $218.5 million, or approximately 184%, increase in earnings was primarily driven by the favorable mark-to-market adjustment of digital assets, an increase in the average price of bitcoin and production, and revenues generated from providing hosting services as a result of the January 12, 2024 acquisition of GC Data Center Equity Holdings, LLC. These increases were partially offset by increased mining costs associated with the growth in our energized hash rate as we deployed additional mining rigs, increased general and administrative expenses, and increased costs related to the acquisition and operation of our new data centers, including early termination fees incurred to exit customers in pursuit of the Company’s objective to self-mine at these sites.

Adjusted EBITDA: Adjusted EBITDA was $528.8 million for the three months ended March 31, 2024 compared to an adjusted EBITDA of $144.5 million in the prior year period. The $384.3 million increase was primarily driven by favorable fair value adjustments to digital assets of $488.8 million and higher production of bitcoin.

FINANCIAL CONDITION AND LIQUIDITY

The following table presents a summary of the Company’s cash flow activity for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(88,340)	$(91,458)
Net cash used in investing activities	(416,591)	(9,383)
Net cash provided by financing activities	471,886	113,218
Net increase (decrease) in cash, cash equivalents and restricted cash	(33,045)	12,377
Cash, cash equivalents and restricted cash — beginning of period	357,313	112,505
Cash, cash equivalents and restricted cash — end of period	$324,268	$124,882

Cash flows for the three months ended March 31, 2024: Cash and cash equivalents totaled $324.3 million at March 31, 2024, a decrease of $33.0 million from December 31, 2023.

Cash flows from operating activities resulted in a use of funds of $88.3 million, as net income, adjusted for non-cash and non-operating items, in the amount of $56.7 million was more than offset by the use of cash of $145.0 million from changes in operating assets and liabilities. When the Company produces and holds bitcoin on its Condensed Consolidated Balance Sheets, it excludes such produced and held bitcoin from its operating cash flows. As the Company monetizes bitcoin in the future, those proceeds are reported as cash flows from investing activities. Changes in cash flows from operating assets and liabilities were driven by a use of funds associated with changes in digital assets of $144.4 million due to the non-cash adjustment for bitcoin mining revenues and deposits of $1.3 million resulting from increased deposits associated with hosting agreements.

Cash flows from investing activities resulted in a use of funds of $416.6 million, primarily resulting from the use of funds for advances to vendors of $225.2 million, payment for the acquisition of a business of $183.8 million, payment of a deposit for the GC Data Center Equity Holdings, LLC acquisition of $25.0 million, capital expenditures of $9.1 million, purchase of digital assets of $7.3 million, purchase of $8.0 million of Auradine’s preferred stock, and an investment in an equity method investee of $3.0 million, partially offset by proceeds from the sale of digital assets of $44.8 million.

Cash flows from financing activities resulted in a source of cash of $471.9 million, primarily from the periodic issuance of common stock under the Company’s 2023 ATM (as defined below) of $489.3 million and the repurchase of shares in settlement of employee taxes upon restricted stock vesting.

Bitcoin holdings as of March 31, 2024: At March 31, 2024, the Company held approximately 17,320 bitcoin on its Condensed Consolidated Balance Sheets with a fair value of $1,234.7 million. The Company’s holdings as of March 31, 2024 excluded 61 bitcoins owned by the Company’s equity method investee, the ADGM Entity, but allocable to the Company, and pending distribution to the Company. At March 31, 2024, the fair value of a single bitcoin was approximately $71,289. As a result, the fair market value of the Company’s bitcoin holdings at March 31, 2024, was approximately $1,234.7 million. The Company expects that its future bitcoin holdings will generally increase but will fluctuate from time to time, both in number of bitcoin held and fair value in US dollars, depending upon operating and market conditions. The Company intends to add to its bitcoin holdings primarily through its production activities and will also continue to sell bitcoin as a means of generating cash to fund monthly operating costs and for general corporate purposes.

During the third quarter of 2023, the Company hedged a portion of its bitcoin holdings to mitigate near-term volatility while maintaining a long-term strategy of maximizing the size and value of the Company's treasury. Gains and losses on hedging activity will impact earnings; however, the Company believes the strategy provides resiliency to the organization and downside risk during volatile market conditions such as the halving event while maximizing the Company's bitcoin valuation potential.

At-the-Market Offering Programs and Proceeds: In October 2023, the Company commenced an at-the-market offering program (the “2023 ATM”) with H.C. Wainwright & Co., LLC (“Wainwright”), acting as sales agent, which allowed the Company to sell and issue shares of its common stock from time to time with an aggregate offering price up to $750.0 million. As of March 31, 2024, the Company had sold 44,254,912 shares of common stock under the 2023 ATM for an aggregate purchase price of $731.2 million, net of commissions expenses, concluding the 2023 ATM. In February 2024, the Company commenced an at-the-market offering program (the

“2024 ATM”) with Wainwright acting as sales agent pursuant to an ATM Agreement, under which the Company may offer and sell shares of its common stock from time to time through Wainwright having an aggregate offering price of up to $1,500.0 million.

Liquidity and Capital Resources: Cash and cash equivalents totaled $324.3 million and the fair value of bitcoin holdings was $1,234.7 million at March 31, 2024. The combined value of cash and cash equivalents and bitcoin, as of March 31, 2024, was $1,559.0 million.

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

•Declines in bitcoin prices and/or production, including the impacts from the bitcoin halving event, which would impact both the value of the Company’s bitcoin holdings and its ongoing profitability;

•Significant increases in electricity costs if these cost increases were not accompanied by increases in the price of bitcoin, as this would also reduce profitability; and

•Deteriorating macroeconomic conditions, including the impacts of inflation and increased interest rates, as well as instability in the banking system.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company contracts with service providers for hosting its equipment and operational support in data centers where the Company’s equipment is deployed. Under these arrangements, the Company expects to pay at a minimum approximately (i) $182.8 million during the remainder of calendar year 2024, (ii) $708.9 million in total payments during the calendar years 2025 through 2027, and (iii) $15.7 million in total payments during the calendar year 2028. Under certain of these arrangements, the Company is required to pay variable pass-through power and service fees in addition to these estimated minimum amounts.

The Company has purchase agreements to purchase miners and other mining equipment for a total purchase price of $517.3 million that are expected to be delivered during 2024. To date, we have made installment payments totaling $261.1 million. We expect to make periodic payments in accordance with the payment schedule with the final payment expected to occur during 2024.

Assuming the Notes due 2026 are not converted into common stock, repurchased or redeemed prior to maturity, (i) remaining interest payments relating to the Notes will approximate $2.5 million through the remainder of the calendar year 2024, (ii) annual interest payments of approximately $3.3 million in each calendar year from 2025 through 2026, and (iii) principal in the amount of $330.7 million upon the maturity in November 2026, will be payable under the Notes due 2026. Refer to Note 12 – Debt, for further information.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following accounting policies relate to the significant areas involving management’s judgments and estimates in the preparation of the Company’s financial statements, and are those that it believes are the most critical to aid the understanding and evaluation of this management discussion and analysis:

•Digital assets

•Revenues

•Long-lived assets

•Income taxes

•Assets acquired and liabilities assumed in a business combination

•Goodwill impairment

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

Effective January 1, 2023, the Company early adopted ASU 2023-08, which requires entities to measure crypto assets at fair value with changes recognized in the Condensed Consolidated Statements of Operations each reporting period. The Company’s digital assets are within the scope of ASU 2023-08 and the transition guidance requires a cumulative-effect adjustment as of the beginning of the current fiscal year for any difference between the carrying amount of the Company’s digital assets and fair value.

Prior to the adoption of ASU 2023-08, Digital assets were accounted for as intangible assets with indefinite useful lives and are recorded at cost less impairment in accordance with Accounting Standard Codification (“ASC”) 350 – Intangibles-Goodwill and Other. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Whenever the exchange-traded price of digital assets declines below its carrying value, the Company has determined that it is more likely than not that an impairment exists and records impairment equal to the amount by which the carrying value exceeds the fair value at that point in time. The Company has deemed the price of digital assets to be a Level 1 input under the ASC 820 - Fair Value Measurement hierarchy as these were based on observable quoted prices in the Company’s principal market for identical assets. Subsequent reversal of impairment losses is not permitted.

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

Application of the Five-Step Model to the Company’s Mining and Hosting Operations

The Company’s ongoing major or central operation is to provide bitcoin transaction verification services to the transaction requestor, in addition to the bitcoin network through a Company-operated mining pool as the operator (“Operator”) (such activity, “mining”) and to provide a service of performing hash calculations to third-party pool operators alongside collectives of third-party bitcoin miners (such collectives, “mining pools”) as a participant (“Participant”). On January 12, 2024, the Company acquired two operational bitcoin mining sites for the purpose of improving efficiencies and the scale of the Company’s mining operations. The acquired mining sites provide hosting services to institutional-scale crypto mining companies.

Mining Operator

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

Mining Participant

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

Hosting Services

The Company operates two bitcoin mining sites, which were acquired on January 12, 2024, that provide hosting services to institutional-scale crypto mining companies. Hosting services include colocation and managed services. Colocation services include providing mining companies with sheltered data center space, electrical power, cooling, and internet connectivity. Managed services generally include providing customers with technical support and maintenance services, in addition to colocation services. The Company will not be taking on any new hosting services customers and will transition to self-mining at these two sites as existing customer agreements expire or are terminated early.

Colocation services revenue is recognized over time as the customer simultaneously receives and consumes the benefits of the Company’s performance. Managed services revenue is recognized at a point-in-time as the customer simultaneously receives and consumes the benefits of the Company’s performance. The transaction price for colocation services is variable based on the consumption of energy and the managed services price is a fixed rate per miner basis. The Company recognizes hosting services revenue to the extent that a significant reversal of such revenue will not occur. Hosting services customers are generally invoiced in advance of the month in which the Company satisfies its performance obligation, and deferred revenue is recorded for any upfront payments received in advance of the Company’s performance. The monthly transaction price is generally variable based on the amount of megawatt hours (“MWh”) consumed by the customers equipment and when other monthly contracted services are performed. At the end of each month, the customer is billed for the actual amount owed for services performed. The Company recognizes revenue for hosting services under the right-to-invoice practical expedient in ASC 606-10-55-18, which allows for the recognition of revenue over time as the Company’s right-to-invoice for final payment corresponds directly with the value of services transferred to the customer to-date.

Expenses associated with providing hosting services are recorded as cost of revenues and depreciation on hosting equipment is recorded as a separate component of cost of revenues.

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

Assets Acquired and Liabilities Assumed in a Business Combination

The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC 805 - Business Combinations, by recognizing the identifiable tangible and intangible assets acquired and liabilities assumed, measured at the acquisition date fair value. The determination of fair value involves assumptions, estimates and judgments. Any purchase consideration in excess of the estimated fair values of net assets acquired is recorded as goodwill.

Goodwill Impairment

Goodwill is not subject to amortization, and instead, assessed for impairment annually, or more frequently when events or changes in circumstances indicate is it more likely than not that the fair value of a reporting unit is less than its carrying amount in accordance with ASC 350.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 – Summary of Significant Accounting Policies to the Company’s Condensed Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

At March 31, 2024, we held approximately 17,320 bitcoin and the fair value of a single bitcoin was approximately $71,289, meaning that the fair value of our bitcoin holdings on that date was approximately $1,234.7 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that its disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2024 due to the previously identified material weakness.

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

The material weaknesses associated with the design and implementation of the manual control over revenue recognition did not result in a material misstatement to the Company’s previously issued Consolidated Financial Statements, nor in the Consolidated Financial Statements included in this Quarterly Report.

Remediation

The Company’s Board of Directors and management take internal control over financial reporting and the integrity of its financial statements seriously. Management continues to work to improve its controls related to the material weaknesses described above. Management will continue to implement measures to remediate the material weaknesses, such that these controls are designed, implemented, and operating effectively. In order to achieve the timely implementation of the above, management has commenced the following actions and will continue to assess additional opportunities for remediation on an ongoing basis:

•Continue to utilize external third-party audit and implementation firms under Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) to enable the Company to improve the Company’s controls related to its material weaknesses; and

•Continue to evaluate existing processes and implement new processes and controls where necessary in connection with remediating the Company’s material weaknesses, such that these controls are designed, implemented, and operating effectively.

•Continue to work and guide our vendors in the industry that are not accustomed to the requirements of SOX to enhance and progress the industry forward to be fully compliant with SOX.

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

To file a report, use the Client Code “MarathonPG” and pick one of the following options:

•Call: 1-877-647-3335

•Click: http://www.RedFlagReporting.com

Change in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting other than the ongoing remediation efforts undertaken by management.

PART II

ITEM 1. LEGAL PROCEEDINGS

Other than as disclosed in Note 14 - Legal Proceedings—Ho v. Marathon in the notes to the Company’s Condensed Consolidated Financial Statements included in this Quarterly Report, there have been no material changes to our legal proceedings as previously disclosed in our Annual Report.

ITEM 1A. RISK FACTORS

We are not aware of any material changes to the risk factors set forth under the caption “Risk Factors” in Part II, Item 1A of our Annual Report, which are incorporated herein by reference. The risks described in our Annual Report are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business, financial condition, operating results, liquidity, and future prospects.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Repurchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Amounted Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2024 through January 31, 2024	670,776	$17.75	—	$—
February 1, 2024 through February 29, 2024	121,977	23.20	—	—
March 1, 2024 through March 31, 2024	68,585	26.20	—	—
Total	861,338	$19.20	—	$—

(1) The average price paid for shares in connection with vesting of restricted stock units are averages of the closing stock price at the vesting date which is used to calculate the number of shares withheld.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Director and Officer Trading Plans and Arrangements

Neither the Company nor any of its directors or Section 16 officers has adopted, modified, or terminated any trading plans or arrangements that are intended to satisfy the affirmative defense conditions of Rule 10b5-1 or plans that are “non-Rule 10b5-1 plans,” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report.

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Provided Herewith
10.1#	Amended Executive Employment Agreement, dated May 26, 2022, by and between Marathon Digital Holdings, Inc. and James Crawford				X
10.2#	Amended Executive Employment Agreement, dated April 4, 2023, by and between Marathon Digital Holdings, Inc. and Adam Swick				X
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

#	Indicates management contract or compensatory plan.
*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 09, 2024

MARATHON DIGITAL HOLDINGS, INC.

		By:	/s/ Fred Thiel
		Name:	Fred Thiel
		Title:	Chief Executive Officer and Chairperson of the Board
(Principal Executive Officer)

		By:	/s/ Salman Khan
		Name:	Salman Khan
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)