Form 10-K/A
period 2023-12-31
MARATHON DIGITAL HOLDINGS, INC.
filed 2024-05-24
CIK 1507605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
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

As of May 23, 2024, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 282,787,365.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement on Schedule 14A relating to the registrant’s 2024 annual meeting of stockholder, filed with the Securities and Exchange Commission within 120 days following the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III within this Annual Report on Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement and related solicitation materials are not deemed to be filed as part of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Marathon Digital Holdings, Inc. (“Marathon,” the” Company,” “we,” or “us”) for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2024 (the “Original Filing”). This Amendment is being filed to respond to a comment letter received from the SEC in connection with its review of the Original Filing. This Amendment amends and restates in its entirety Items 8 and 9A of Part II of the Original Filing. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s Principal Executive Officer and Principal Financial and Accounting Officer are filed herewith as Exhibits 31.1, 3.1.2 and 32.1, respectively, to this Amendment pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

Nothing in this Amendment constitutes a restatement of any numbers set forth in the Original Filing, and this Amendment does not constitute a restatement or substantive amendment which would result in an inability to rely upon the information in the Original Filing or any of the financial statements or financial statement footnotes set forth therein. Except as otherwise set forth, all information set forth herein is current as of the date of filing of the Original Filing.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC subsequent to the filing of the Original Filing.

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

Costa Mesa, CA
February 28, 2024 (except for Notes 8 and 21, as to which the date is May 24, 2024)
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

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2023	2022	2021
(in thousands, except share and per share data)		(as Adjusted)	(as Adjusted)
Total revenues	$387,508	$117,753	$159,163

Costs and expenses
Cost of revenues
Cost of revenues - energy, hosting and other	(223,338)	(72,715)	(27,492)
Cost of revenues - depreciation and amortization	(179,513)	(78,709)	(14,904)
Total cost of revenues	(402,851)	(151,424)	(42,396)
Operating expenses
General and administrative expenses	(95,230)	(56,739)	(174,356)
Gains (losses) on digital assets and digital assets loan receivable	331,484	(14,460)	2,157
Legal reserves	—	(26,131)	—
Impairment of deposits due to vendor bankruptcy filing	—	(24,661)	—
Impairment of digital assets	—	(182,891)	(22,252)
Impairment of patents	—	(919)	—
Impairment of mining equipment and advances to vendors	—	(332,933)	—
Gain on sale of equipment, net of disposals	—	83,879	—
Gains (losses) on digital assets held within investment fund	—	(85,017)	74,696
Total operating expenses	236,254	(639,872)	(119,755)
Operating income (loss)	220,911	(673,543)	(2,988)
Net gain from extinguishment of debt	82,267	—	—
Loss on hedge instruments	(17,421)	—	—
Equity in net earnings of unconsolidated affiliate	(617)	—	—
Impairment of loan and investment due to vendor bankruptcy filing	—	(31,013)	—
Interest expense	(10,350)	(14,981)	(1,569)
Other non-operating income (loss)	2,809	1,283	(288)
Income (loss) before income taxes	277,599	(718,254)	(4,845)
Income tax benefit (expense)	(16,426)	24,232	(24,968)
Net income (loss)	$261,173	$(694,022)	$(29,813)
Series A preferred stock accretion to redemption value	(2,121)	—	—
Net income (loss) attributable to common stockholders	$259,052	$(694,022)	$(29,813)

Net income (loss) per share of common stock - basic	$1.41	$(6.12)	$(0.30)
Weighted average shares of common stock - basic	183,855,570	113,467,837	99,337,587

Net income (loss) per share of common stock - diluted	$1.06	$(6.12)	$(0.30)
Weighted average shares of common stock - diluted	192,293,277	113,467,837	99,337,587

Other comprehensive income (loss)
Series A preferred stock accretion to redemption value	2,121	—	—
Foreign currency translation adjustments	—	—	(451)
Comprehensive income (loss)	$261,173	$(694,022)	$(30,264)

The accompanying notes are an integral part to these audited Consolidated Financial Statements.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(in thousands, except share data)	Number	Amount
Balance at December 31, 2020	81,974,619	$8	$428,243	$(116,055)	$(451)	$311,745
Stock-based compensation, net of tax withholding	7,671,317	1	156,072	—	—	156,073
Issuance of common stock, net of offering costs/At-the-Market offering	12,500,000	1	237,428	—	—	237,429
Options exercised on cashless basis	23,500	—	—	—	—	—
Warrant exercised for cash	221,946	—	1,445	—	—	1,445
Common stock issued for cashless exercise of warrants	29,797	—	1,371	—	—	1,371
Common stock issued for service and license agreements	312,094	—	11,135	—	—	11,135
Net income (loss)	—	—	—	(30,264)	451	(29,813)
Balance at December 31, 2021 (as Adjusted)	102,733,273	$10	$835,694	$(146,319)	$—	$689,385
Stock-based compensation, net of tax withholding	490,910	1	24,514	—	—	24,515
Issuance of common stock, net of offering costs/At-the-Market offering	42,141,733	4	361,482	—	—	361,486
Common stock issued for service and license agreements	200,000	—	4,577	—	—	4,577
Net loss	—	—	—	(694,022)	—	(694,022)
Balance at December 31, 2022	145,565,916	$15	$1,226,267	$(840,341)	$—	$385,941
Stock-based compensation, net of tax withholding	1,269,230	—	32,264	—	—	32,264
Issuance of common stock, net of offering costs/At-the-Market offering	64,271,828	6	608,359	—	—	608,365
Series A preferred stock accretion to redemption value	—	—	(2,121)	—	—	(2,121)
Exchange of convertible notes for common stock	31,722,417	3	318,768	—	—	318,771
Cumulative effect of the adoption of ASU 2023-08	—	—	—	11,483	—	11,483
Other	—	—	—	45	—	45
Net income	—	—	—	261,173	—	261,173
Balance at December 31, 2023	242,829,391	$24	$2,183,537	$(567,640)	$—	$1,615,921
The accompanying notes are an integral part to these audited Consolidated Financial Statements.

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
(in thousands)		(as Adjusted)	(as Adjusted)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$261,173	$(694,022)	$(29,813)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	179,513	78,709	14,904
Amortization of prepaid service contract	—	22,781	—
Gain on sale of equipment, net of disposals	—	(83,879)	—
Deferred tax expense (benefit)	15,286	(24,968)	24,968
(Gains) losses on digital assets held within investment fund	—	85,017	(74,696)
(Gains) losses on digital assets and digital assets loan receivable	(331,484)	14,460	(2,157)
Impairment of digital assets	—	182,891	22,252
Impairment of mining equipment and advances to vendors	—	332,933	—
Loss on hedge instruments	17,421	—	—
Stock-based compensation	32,644	24,595	160,786
Amortization of debt issuance costs	3,168	3,945	—
Equity in net earnings of unconsolidated affiliate	617	—	—
Impairment of patents	—	919	—
Impairment of deposits due to vendor bankruptcy filing	—	55,674	—
Gain on extinguishment of debt, net	(82,267)	—	—
Other adjustments from operations, net	484	1,030	1,069
Changes in operating assets and liabilities:
Revenues from digital assets production	(385,959)	(117,747)	(150,513)
Deposits	(23,777)	(24,469)	—
Prepaid expenses and other assets	(1,881)	(48,887)	987
Accounts payable and accrued expenses	146	13,225	12,382
Legal reserve payable	—	1,171	—
Accrued interest	(735)	144	867
Net cash used in operating activities	(315,651)	(176,478)	(18,964)
CASH FLOWS FROM INVESTING ACTIVITIES
Advances to vendors	(158,940)	(483,840)	(435,065)
Loan receivable	—	—	(30,000)
Purchase of property and equipment	(27,611)	(41,108)	(273,851)
Sale of property and equipment	—	178,371	—
Proceeds from sale of digital assets	264,945	—	—
Payments on hedge settlements	(2,004)	—	—
Purchase of digital assets in investment fund	—	—	(150,000)
Investment in joint venture	(71,795)	—	—
Purchase of equity investments	—	(44,000)	(3,000)
Deconsolidation of fund	—	(500)	—
Sale of digital assets in investment fund	—	849	780
Net cash provided by (used in) investing activities	4,595	(390,228)	(891,136)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	608,365	361,486	312,196
Proceeds from issuance of Series A preferred stock, net of issuance costs	13,629	—	—
Redemption of Series A preferred stock	(15,750)	—	—
The accompanying notes are an integral part to these audited Consolidated Financial Statements.

Proceeds from term loan borrowings, net of issuance costs	—	49,250	—
Proceeds from issuance of convertible debt, net of issuance costs	—	—	728,406
Borrowings from revolving credit agreement	—	120,000	77,500
Repayments of revolving credit agreement	(50,000)	(120,000)	(77,500)
Value of shares withheld for taxes	(380)	(81)	(4,714)
Proceeds received on exercise of options and warrants	—	—	1,445
Net cash provided by financing activities	555,864	410,655	1,037,333

Net increase (decrease) in cash, cash equivalents and restricted cash	244,808	(156,051)	127,233
Cash, cash equivalents and restricted cash — beginning of period	112,505	268,556	141,323
Cash, cash equivalents and restricted cash — end of period	$357,313	$112,505	$268,556
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

Recurring measurement of fair value

The following tables present information about the Company’s assets measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of December 31, 2023 and December 31, 2022, respectively:

	Recurring fair value measured at December 31, 2023
(in thousands)	Total carrying value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Money market funds	$141,147	$141,147	$—	$—
U.S. Treasury Bills	60,541	60,541	—	—
Digital assets	639,660	639,660	—	—

	Recurring fair value measured at December 31, 2022
(in thousands)	Total carrying value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Money market funds	$92,044	$92,044	$—	$—

The Company includes the above money market funds and U.S. treasury bills in cash and cash equivalents in the Consolidated Balance Sheets. The Company’s U.S. treasury bills all had original remaining maturities of three months or less.

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

Non-recurring measurement of fair value

The following tables present information about the Company’s assets and liabilities measured at fair value on a non-recurring basis and are, therefore, not included in the tables above. These assets and liabilities include (a) digital assets and digital assets, restricted that are initially recorded at cost and subsequently impaired as the fair value falls below its carrying value, (b) mining rigs and advances to vendors that are written down to fair value due to the decrease in the cost of bitcoin mining rigs that was driven by the drop in bitcoin prices during the fourth quarter ended December 31, 2022, and (c) outstanding convertible notes measured at fair value based on quoted prices in active markets. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., impairment). The Company’s estimated level within the fair value hierarchy for each of these assets and liabilities as of December 31, 2022 are as follows. As of December 31, 2023, the Company had no assets and liabilities that were measured on a non-recurring basis, due to the early adoption of ASU 2023-08 and the requirement to measure crypto assets at fair value. Refer to Note 4 – Digital Assets, for further information.

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

On November 23, 2022, the Company and certain of its affiliates timely filed proofs of claim asserting various claims against Compute North, including: (i) claims arising under hosting agreements between the Company and Compute North LLC; (ii) claims arising under that certain Senior Promissory Note, dated as of July 1, 2022, by and between the Company, as Lender, and Compute North LLC, as Borrower; (iii) claims arising from the breach of a letter of intent between us and Compute North LLC; and (iv) claims for daily lost revenue, profits and other damages against Compute North

On February 9, 2023, the Bankruptcy Court approved a settlement stipulation between the Company and Compute North, pursuant to which the proofs of claim filed by the Company and certain of its affiliates were resolved, and the Company received a single allowed unsecured claim against Compute North LLC in the amount of $40.0 million and its Preferred Equity Interests in Compute North Holdings, Inc. in the amount of 39,597 shares of Series C Preferred Stock was confirmed. In exchange, the Company agreed to vote in favor of Compute North’s chapter 11 plan.

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

NOTE 18 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present summarized unaudited quarterly financial data from the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2023, three and six months ended June 30, 2023, and three and nine months ended September 30, 2023, based on the Company’s early adoption of ASU 2023-08, as described in Note 4 - Digital Assets. This quarterly information has been prepared on the same basis as the Consolidated Financial Statements and includes all adjustments necessary to state fairly the information for the interim periods presented, which management considers necessary for a fair presentation when read in conjunction with the Consolidated Financial Statements and notes. The Company believes these comparisons of consolidated quarterly selected financial data are not necessarily indicative of future performance.

Consolidated Balance Sheets
	As of March 31, 2023
(in thousands)	As Reported	Adoption Adjustment	As Adjusted
Digital assets	$189,087	$137,400	$326,487

Consolidated Statements of Comprehensive Income (Loss)
	Three months ended March 31, 2023
(in thousands, except share and per share data)	As Reported	Adoption Adjustment	As Adjusted
Total revenues	$51,132	$—	$51,132
Total margin (total revenues less total cost of revenues)	22	—	22
Impairment of digital assets	(6,151)	6,151	—
Gains (losses) on digital assets and digital assets loan receivable	17,615	119,783	137,398
Operating income (loss)	(3,858)	125,934	122,076
Net income (loss)	$(7,235)	$125,934	$118,699
Net income (loss) per share of common stock - basic	$(0.05)	$0.79	$0.75
Weighted average common shares - basic	159,186,506	—	159,186,506
Net income (loss) per share of common stock - diluted	$(0.05)	$0.76	$0.72
Weighted average common shares - diluted	159,186,506	9,812,955	168,999,461

Consolidated Balance Sheets
				As of June 30, 2023
(in thousands)				As Reported	Adoption Adjustment	As Adjusted
Digital assets				$234,412	$147,580	$381,992

Consolidated Statement of Comprehensive Income (Loss)
	Three months ended June 30, 2023			Six months ended June 30, 2023
(in thousands, except share and per share data)	As Reported	Adoption Adjustment	As Adjusted	As Reported	Adoption Adjustment	As Adjusted
Total revenues	$81,759	$—	$81,759	$132,891	$—	$132,891
Total margin (total revenues less total cost of revenues)	(10,738)	—	(10,738)	(10,716)	—	(10,716)
Impairment of digital assets	(8,363)	8,363	—	(14,514)	14,514	—
Gains (losses) on digital assets and digital assets loan receivable	23,354	1,808	25,162	40,969	121,591	162,560
Operating income (loss)	(16,238)	10,171	(6,068)	(20,097)	136,105	116,008
Net income (loss)	$(19,133)	$10,171	$(8,962)	$(26,368)	$136,105	$109,737
Net income (loss) per share of common stock - basic	$(0.13)	$0.06	$(0.07)	$(0.17)	$0.83	$0.66
Weighted average common shares - basic	168,474,882	—	168,474,882	163,856,352	—	163,856,352
Net income (loss) per share of common stock - diluted	$(0.13)	$0.06	$(0.07)	$(0.17)	$0.83	$0.66
Weighted average common shares - diluted	168,474,882	—	168,474,882	163,856,352	9,883,712	173,740,064

Consolidated Balance Sheets
				As of September 30, 2023
(in thousands, except share and per share data)				As Reported	Adoption Adjustment	As Adjusted
Digital assets				$286,801	$82,996	$369,797

Consolidated Statements of Comprehensive Income (Loss)
	Three months ended September 30, 2023			Nine months ended September 30, 2023
(in thousands, except share and per share data)	As Reported	Adoption Adjustment	As Adjusted	As Reported	Adoption Adjustment	As Adjusted
Total revenues	$97,849	$—	$97,849	$230,740	$—	$230,740
Total margin (total revenues less total cost of revenues)	(15,327)	—	(15,327)	(26,043)	—	(26,043)
Impairment of digital assets	(11,885)	11,885	—	(26,399)	26,399	—
Gains (losses) on digital assets and digital assets loan receivable	31,720	(76,412)	(44,692)	72,689	45,179	117,868
Operating income (loss)	(15,633)	(64,527)	(80,160)	(35,730)	71,578	35,848
Net income (loss)	$64,137	$(64,527)	$(390)	$37,769	$71,578	$109,347
Net income (loss) per share of common stock - basic	$0.36	$(0.36)	$—	$0.21	$0.42	$0.63
Weighted average common shares - basic	179,602,722	—	179,602,722	169,162,821	—	169,162,821
Net income (loss) per share of common stock - diluted	$0.35	$(0.69)	$(0.34)	$0.21	$0.06	$0.27
Weighted average common shares - diluted	189,506,521	(5,769,751)	183,736,770	169,162,821	5,230,287	174,393,108

Additionally, the following table presents summarized unaudited quarterly financial data from the Consolidated Statements of Comprehensive Loss for each of the quarters in the periods ended December 31, 2022, based on the Company’s voluntary change in accounting principle from LIFO to FIFO. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter. Basic and diluted net loss per share calculations for each quarter are based on the weighted average diluted shares outstanding for that quarter and may not sum to the full year total amount presented on our Consolidated Statements of Comprehensive Loss.

	For the three months ended
(in thousands, except per share data)	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Total revenues	$51,723	$24,923	$12,690	$28,417
Total margin (total revenues less total cost of revenues)	25,324	(16,473)	(27,378)	(15,144)
Operating loss	(20,216)	(198,151)	(44,025)	(410,925)
Net loss	$(17,109)	$(212,626)	$(72,462)	$(391,598)
Net loss per share - basic and diluted:	$(0.17)	$(1.94)	$(0.62)	$(3.12)

NOTE 19 – SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION

The following table provides supplemental disclosure of Consolidated Statements of Cash Flows information:

	Year Ended December 31,
	2023	2022	2021
Supplemental information
Cash paid during the year for:
Income taxes	$723	$7	$—
Interest	7,392	11,432	—

Supplemental schedule of non-cash investing and financing activities:
Operating lease assets obtained in exchange for new operating lease liabilities	$—	$1,539	$—
Collection of loan denominated in Bitcoin	—	27,784	—
Issuance of loan denominated in Bitcoin	—	—	(27,784)
Digital currencies transferred from fund	—	137,844	—
Reclassifications from advances to vendor to property and equipment upon receipt of equipment	551,418	337,485	—
Common stock issued for service and license agreements	—	4,577	11,135
Warrants exercised into common stock	—	—	1,371
Exchange of convertible notes for common stock	318,771	—	—
Dividends received from equity method investment	2,161	—	—
Series A preferred stock accretion to redemption value	2,121	—	—

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

NOTE 21 - VOLUNTARY CHANGE IN ACCOUNTING PRINCIPLE

During the quarter ended March 31, 2023, the Company enacted a voluntary change in accounting principle from last-in-first-out (“LIFO”) to first-in-first-out (“FIFO”) in order to more accurately reflect the disposition of its digital assets. The change from LIFO to FIFO impacted the carrying value of digital asset loans made in August 2021 and December 2021, which was terminated at the point of repayment in kind for both loans in June 2022. The change in accounting principle resulted in a decrease in the carrying value of digital assets loaned and increased the gain on loaned digital assets for the year ended December 31, 2021. The change in accounting principle resulted in additional impairment of digital assets during the quarters ended March 31, 2023 and June 30, 2023. In accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the change has been reflected in the Consolidated Statements of Comprehensive Income (Loss) through retrospective application to the year ended December 31, 2021.

The impacts of the voluntary change in accounting principle from LIFO to FIFO are as follows:

Consolidated Balance Sheets
	As of December 31, 2021
(in thousands)	As Reported	Adoption Adjustment	As Adjusted
Digital assets	$95,227	$9,677	$104,904
Deferred tax liabilities	(22,575)	(2,393)	(24,968)
Accumulated deficit	(153,603)	7,284	(146,319)

Consolidated Statements of Comprehensive Income (Loss)
	Year Ended December 31, 2021
(in thousands, except share and per share data)	As Reported	Adoption Adjustment	As Adjusted
Total revenues	$159,163	$—	$159,163
Total margin (total revenues less total cost of revenues)	116,767	—	116,767
Impairment of digital assets	(30,329)	8,077	(22,252)
Gains on digital assets and digital assets loan receivable	557	1,600	2,157
Operating income (loss)	(12,665)	9,677	(2,988)
Income tax expense	(22,575)	(2,393)	(24,968)
Net income (loss)	$(37,097)	$7,284	$(29,813)
Net income (loss) per share - basic and diluted	$(0.37)	$0.07	$(0.30)
Weighted average common shares - basic and diluted	99,337,587	—	99,337,587

Consolidated Balance Sheets
	As of December 31, 2022
(in thousands)	As Reported	Adoption Adjustment	As Adjusted
Accumulated deficit	$840,341	$—	$840,341

Consolidated Statements of Comprehensive Loss
	Year Ended December 31, 2022
(in thousands, except share and per share data)	As Reported	Adoption Adjustment	As Adjusted
Total revenues	$117,753	$—	$117,753
Total margin (total revenues less total cost of revenues)	(33,671)	—	(33,671)
Impairment of digital assets	(173,214)	(9,677)	(182,891)
Operating loss	(663,866)	(9,677)	(673,543)
Income tax benefit	21,839	2,393	24,232
Net loss	$(686,738)	$(7,284)	$(694,022)
Net loss per share - basic and diluted	$(6.05)	$(0.07)	$(6.12)
Weighted average common shares - basic and diluted	113,467,837	—	113,467,837

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

Management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to assess the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. Based on that assessment and the material weaknesses described below, Marathon’s management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2023. The registered public accounting firm that audited our Consolidated Financial Statements within this Annual Report has issued an attestation report on our internal control over financial reporting.

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

Remediation

The Company’s Board of Directors and management take internal control over financial reporting and the integrity of its financial statements seriously. During period ended December 31, 2023, Management implemented measures that remediate the previously identified material weakness disclosed in the Form 10-Q filed for the period ended September 30, 2023 related to the application and interpretation of generally accepted accounting principles (“GAAP”) by the addition of dedicated internal resources, including a new Chief Financial Officer, that had the experience and competency that effectively enhanced the Company’s capabilities in the application of and interpretation of GAAP as well as financial reporting.

Management continues to work to improve its controls associated with the material weakness related to the ineffective design or implementation of information technology general controls or an alternative key manual control to prevent or detect material misstatements in revenue. During the year ended December 31, 2023, Management added an additional dedicated internal controls resource that worked extensively with management to design and implement information technology (“IT”) controls. The Company also designed and implemented manual controls to detect material misstatements in revenue. The Company continues to work with relevant system vendors that provide services that impact the Company’s revenue recognition process. The Company made significant progress with the vendors during the year ended December 31, 2023 however, work remains to ensure reliability of the data used for the manual controls designed. Management will continue to implement measures to remediate the material weakness, such that these controls are designed, implemented, and operating effectively. In order to achieve the timely implementation of the above, Management has commenced the following actions and will continue to assess additional opportunities for remediation on an ongoing basis:

•Continue to utilize external third-party audit and SOX 404 implementation firms to enable the Company to improve the Company’s controls related to its material weakness; and

•Continue to evaluate existing processes and implement new processes and controls where necessary in connection with remediating the Company’s material weakness, such that these controls are designed, implemented, and operating effectively.

•Continue to work and guide our vendors in the industry that are not accustomed to SOX requirements to enhance and progress the industry forward to be fully SOX compliant.

The Company recognizes that the material weakness in its internal control over financial reporting will not be considered remediated until the remediated controls operate for a sufficient period of time and can be tested and concluded by management to be designed and operating effectively. Because the Company’s remediation efforts are ongoing, it cannot provide any assurance that these remediation efforts will be successful or that its internal control over financial reporting will be effective as a result of these efforts.

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

This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the fiscal December 31, 2023 consolidated financial statements, and this report does not affect our report dated February 28, 2024 (except for Notes 8 and 21, as to which the date is May 24, 2024) on those financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2023 and 2022 and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, of the Company and our report dated February 28, 2024 (except for Notes 8 and 21, as to which the date is May 24, 2024) expressed an unqualified opinion on those financial statements.

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

/s/ Marcum LLP

Marcum LLP
Costa Mesa, California
February 28, 2024

PART IV

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Provided Herewith
23.1	Consent of Marcum LLP				X
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 24, 2024

MARATHON DIGITAL HOLDINGS, INC.

		By:	/s/ Fred Thiel
		Name:	Fred Thiel
		Title:	Chief Executive Officer and Chairperson of the Board
(Principal Executive Officer)

		By:	/s/ Salman Khan
		Name:	Salman Khan
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)