Form 10-Q
period 2024-06-30
MARATHON DIGITAL HOLDINGS, INC.
filed 2024-08-01
CIK 1507605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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

As of July 25, 2024, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 294,474,622.

ITEM 1. FINANCIAL STATEMENTS

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
(in thousands, except share and per share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$256,027	$357,313
Restricted cash	12,000	—
Digital assets	17,117	639,660
Accounts receivable, net	18,743	—
Deposits	26,185	7,240
Derivative instrument, current portion	13,710	—
Prepaid expenses and other current assets	28,164	25,590
Total current assets	371,946	1,029,803

Digital assets	1,158,615	—
Property and equipment, net	929,534	671,772
Advances to vendors	385,424	95,589
Investments	116,282	106,292
Long-term deposits	56,639	59,790
Long-term prepaids	21,153	27,284
Operating lease right-of-use assets	9,728	443
Derivative instrument, net of current portion	20,278	—
Goodwill	45,362	—
Intangible assets, net	2,194	—
Total long-term assets	2,745,209	961,170
TOTAL ASSETS	$3,117,155	$1,990,973

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,840	$11,343
Accrued expenses	67,182	22,291
Operating lease liabilities, current portion	316	124
Finance lease liability, current portion	180	—
Other current liabilities	2,693	—
Total current liabilities	99,211	33,758
Long-term liabilities:
Notes payable	326,513	325,654
Operating lease liabilities, net of current portion	15,106	354
Finance lease liability, net of current portion	4,834	—
Deferred tax liabilities	20,842	15,286
Other long-term liabilities	7,994	—
Total long-term liabilities	375,289	341,294

Commitments and Contingencies (Note 15)
See accompanying notes to the Condensed Consolidated Financial Statements

Stockholders’ Equity:
Preferred stock, par value $0.0001 per share, 50,000,000 shares authorized; no shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, par value $0.0001 per share, 500,000,000 shares authorized; 287,046,579 shares and 242,829,391 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	28	24
Additional paid-in capital	3,072,753	2,183,537
Accumulated deficit	(430,126)	(567,640)
Total stockholders’ equity	2,642,655	1,615,921
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,117,155	$1,990,973
See accompanying notes to the Condensed Consolidated Financial Statements

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2024	2023	2024	2023
Total revenues	145,139	81,759	310,337	132,891

Costs and expenses
Cost of revenues
Mining and hosting services	(93,887)	(55,222)	(184,098)	(88,599)
Depreciation and amortization	(87,808)	(37,275)	(165,803)	(55,008)
Total cost of revenues	(181,695)	(92,497)	(349,901)	(143,607)
Operating expenses
General and administrative expenses	(57,118)	(19,840)	(130,429)	(34,976)
Change in fair value of digital assets	(147,999)	25,162	340,808	162,560
Change in fair value of derivative	38,251	—	22,999	—
Research and development	(3,845)	(651)	(6,311)	(860)
Early termination expenses	(5,660)	—	(27,757)	—
Amortization of intangible assets	(19,470)	—	(22,439)	—
Total operating expenses	(195,841)	4,671	176,871	126,724
Operating income (loss)	(232,397)	(6,067)	137,307	116,008
Gain on investments	—	—	5,236	—
Loss on hedge instruments	—	—	(2,292)	—
Equity in net earnings of unconsolidated affiliate	49	—	1,308	—
Net loss from extinguishment of debt	—	—	—	(333)
Interest income	2,188	118	4,761	910
Interest expense	(1,369)	(2,840)	(2,625)	(6,600)
Other non-operating income	213	30	213	30
Income (loss) before income taxes	(231,316)	(8,759)	143,908	110,015
Income tax benefit (expense)	31,657	(203)	(6,394)	(278)
Net income (loss)	$(199,659)	$(8,962)	$137,514	$109,737
Series A preferred stock accretion to redemption value	—	(2,121)	—	(2,121)
Net income (loss) attributable to common stockholders	$(199,659)	$(11,083)	$137,514	$107,616

Net income (loss) per share of common stock - basic	$(0.72)	$(0.07)	$0.51	$0.66
Weighted average shares of common stock - basic	278,674,506	168,474,882	268,899,932	163,856,352

Net income (loss) per share of common stock - diluted	$(0.72)	$(0.07)	$0.50	$0.66
Weighted average shares of common stock - diluted	278,674,506	168,474,882	277,959,660	173,740,064

See accompanying notes to the Condensed Consolidated Financial Statements

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

For the Three Months Ended June 30, 2024

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share data)	Number	Amount
Balance at March 31, 2024	268,944,172	$27	$2,707,333	$(230,467)	$2,476,893
Stock-based compensation, net of tax withholding	1,008,225	—	27,049	—	27,049
Issuance of common stock, net of offering costs	17,472,602	1	344,949	—	344,950
Repurchase of shares in settlement of restricted stock	(378,420)	—	(6,578)	—	(6,578)
Net loss	—	—	—	(199,659)	(199,659)
Balance at June 30, 2024	287,046,579	$28	$3,072,753	$(430,126)	$2,642,655

For the Six Months Ended June 30, 2024

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share data)	Number	Amount
Balance at December 31, 2023	242,829,391	$24	$2,183,537	$(567,640)	$1,615,921
Stock-based compensation, net of tax withholding	3,320,993	—	78,090	—	78,090
Issuance of common stock, net of offering costs	42,135,953	4	834,239	—	834,243
Repurchase of shares in settlement of restricted stock	(1,239,758)	—	(23,113)	—	(23,113)
Net income	—	—	—	137,514	137,514
Balance at June 30, 2024	287,046,579	$28	$3,072,753	$(430,126)	$2,642,655

See accompanying notes to the Condensed Consolidated Financial Statements

For the Three Months Ended June 30, 2023

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share data)	Number	Amount
Balance at March 31, 2023	167,259,602	$17	$1,393,428	$(710,159)	$683,286
Stock-based compensation, net of tax withholding	183,357	—	4,341	—	4,341
Issuance of common stock, net of offering costs	6,766,079	—	65,540	—	65,540
Series A Preferred Stock accretion to redemption value	—	—	(2,121)	—	(2,121)
Net loss	—	—	—	(8,962)	(8,962)
Balance at June 30, 2023	174,209,038	$17	$1,461,188	$(719,121)	$742,084

For the Six Months Ended June 30, 2023

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share data)	Number	Amount
Balance at December 31, 2022	145,565,916	$15	$1,226,267	$(840,341)	$385,941
Stock-based compensation, net of tax withholding	519,868	—	8,209	—	8,209
Issuance of common stock, net of offering costs	28,123,254	2	228,833	—	228,835
Series A Preferred Stock accretion to redemption value	—	—	(2,121)	—	(2,121)
Cumulative effect of the adoption of ASU 2023-08	—	—	—	11,483	11,483
Net income	—	—	—	109,737	109,737
Balance at June 30, 2023	174,209,038	$17	$1,461,188	$(719,121)	$742,084
See accompanying notes to the Condensed Consolidated Financial Statements

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(in thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$137,514	$109,737
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	165,803	55,008
Deferred tax expense	5,556	278
Change in fair value of digital assets	(340,808)	(162,560)
Gain on investments	(5,236)	—
Loss on hedge instruments	2,292	—
Stock-based compensation	80,245	8,396
Change in fair value of derivative	(22,999)	—
Early termination expenses	27,757	—
Amortization of intangible assets	22,439	—
Amortization of debt issuance costs	859	1,942
Equity in net earnings of unconsolidated affiliate	(1,308)	—
Loss on extinguishment of debt, net	—	333
Other adjustments from operations, net	(1,393)	1,131
Changes in operating assets and liabilities:
Revenues from digital assets production	(280,732)	(132,891)
Accounts receivable	(2,163)	—
Deposits	(16,504)	(19,325)
Prepaid expenses and other assets	1,360	(6,963)
Accounts payable and accrued expenses	23,807	2,434
Accrued interest	—	(388)
Net cash used in operating activities	(203,511)	(142,868)
CASH FLOWS FROM INVESTING ACTIVITIES
Advances to vendors	(465,277)	(61,834)
Acquisition, net of cash acquired	(275,880)	—
Purchase of property and equipment	(26,309)	(23,316)
Proceeds from sale of digital assets	113,701	113,928
Purchase of digital assets	(19,026)	—
Investment in equity method investments	(13,791)	(62,729)
Purchase of equity investments	(8,005)	—
Net cash used in investing activities	(694,587)	(33,951)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	834,243	228,833
Proceeds from issuance of Series A preferred stock, net of issuance costs	—	13,629
Repurchase of shares in settlement of restricted stock	(23,113)	—
Repayments of finance lease liabilities	(163)	—
Repayments of revolving credit agreement	—	(50,000)
Value of shares withheld for taxes	(2,155)	(187)
Net cash provided by financing activities	808,812	192,275

Net increase (decrease) in cash, cash equivalents and restricted cash	(89,286)	15,456
Cash, cash equivalents and restricted cash — beginning of period	357,313	112,505
Cash, cash equivalents and restricted cash — end of period	$268,027	$127,961
See accompanying notes to the Condensed Consolidated Financial Statements

MARATHON DIGITAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Marathon Digital Holdings, Inc. (together with its subsidiaries, the “Company” or “MARA”) is a global leader in digital asset compute that develops and deploys innovative technologies to build a more sustainable and inclusive future. MARA secures the world’s preeminent blockchain ledger (i.e., Bitcoin) and supports the energy transformation by converting stranded, or otherwise underutilized energy into economic value. The Company also offers advanced technology solutions to optimize data center operations, including next-generation liquid immersion cooling and firmware for bitcoin miners. The Company is primarily focused on computing for and holding digital assets as a long-term investment. Bitcoin is seeing increasing adoption, and due to its limited supply, the Company believes it offers opportunity for appreciation in value and long-term growth prospects for its business.

The term “Bitcoin” with a capital “B” is used to denote the Bitcoin protocol which implements a highly available, public, permanent, and decentralized ledger. The term “bitcoin” with a lower case “b” is used to denote the token, bitcoin.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned and controlled subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The Company has prepared the Condensed Consolidated Financial Statements in accordance with generally accepted accounting principles in the United States (“GAAP”) and regulations of the U.S. Securities and Exchange Commission (the “SEC”) applicable to interim financial information, which permit the omission of certain information to the extent it has not changed materially since the latest annual financial statements. These Condensed Consolidated Financial Statements reflect all adjustments consisting only of normal recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any future fiscal periods in 2024 or for the full year ending December 31, 2024.

These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 28, 2024, as amended by Amendment No. 1 on Form 10-K/A (the “Annual Report”), filed with the SEC on May 24, 2024.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalent balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). During March 2023, the Company began to participate, to the extent practicable, in insured cash sweep programs which “sweep” its deposits across multiple FDIC insured accounts, each with deposits of no more than $250.0 thousand. As of June 30, 2024, substantially all of the Company’s cash and cash equivalents were FDIC insured.

Restricted Cash

Restricted cash as of June 30, 2024 principally represented those cash balances that support commercial letters of credit and are restricted from withdrawal.

Digital Assets

On July 25, 2024, the Company adopted a full holding onto bitcoin (“HODL”) approach towards its bitcoin treasury policy, retaining all bitcoin mined in its operations, and may periodically make strategic open market purchases. As a result, bitcoin digital assets are included in non-current assets in the Condensed Consolidated Balance Sheets due to the Company’s recent intent to retain and hold bitcoin. Kaspa digital assets held with the intent to fund operating expenses are included in current assets on the Condensed Consolidated Balance Sheets. Proceeds from the sale of digital assets are included within investing activities in the accompanying Condensed Consolidated Statement of Cash Flows. Following the adoption of Accounting Standards Update (“ASU”) 2023-08, Accounting for and Disclosure of Crypto Assets, effective January 1, 2023, the Company measures digital assets at fair value with changes recognized in operating expenses in the Condensed Consolidated Statements of Operations. The Company tracks its cost basis of digital assets by-wallet in accordance with the first-in-first-out method of accounting. Refer to Note 5 – Digital Assets, for further information.

Accounts Receivable

The Company acquired accounts receivable as a result of its acquisition of GC Data Center Equity Holdings, LLC on January 12, 2024, which consist of trade receivables. Refer to Note 3 - Acquisitions, for further information. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts, based on historical and customer specific experience and current economic and market conditions. The allowance for doubtful accounts was $12.1 million as of June 30, 2024.

Deposits

In addition to owned and operated sites, the Company contracts with other service providers for hosting of its equipment and operational support in data centers where the Company’s equipment is deployed. These arrangements typically require advance payments to vendors pursuant to the contractual obligations associated with these services. The Company classifies these payments as “Deposits” or “Long-term deposits” in the Condensed Consolidated Balance Sheets.

Derivatives

The Company enters into derivative contracts to manage its exposure to fluctuations in the price of bitcoin and energy costs and not for any other purpose. In addition, the Company evaluates its financing and service arrangements to determine whether certain arrangements contain features that qualify as embedded derivatives requiring bifurcation in accordance with Accounting Standard Codification (“ASC”) 815 - Derivatives and Hedging. Embedded derivatives that are required to be bifurcated from the host instrument or arrangement are accounted for and valued as separate financial instruments. There were no embedded derivatives requiring separation from the host instrument as of June 30, 2024 and December 31, 2023.

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

Bitcoin Derivatives

From time to time the Company enters into derivative contracts to mitigate bitcoin market pricing volatility risk. During the six months ended June 30, 2024, the Company recorded a $2.3 million loss on derivatives as a non-operating charge in the Condensed Consolidated Statements of Operations, all settled through cash payments. There were no derivative instruments outstanding as of June 30, 2024 and December 31, 2023.

Energy Derivatives

The Company acquired a commodity swap contract as a result of its acquisition of GC Data Center Equity Holdings, LLC on January 12, 2024, refer to Note 3 - Acquisitions, for further information. The commodity swap contract hedges price variability in electricity purchases and expires on December 31, 2027. The commodity swap contract meets the definition of a derivative due to terms that provide for net settlement. As of June 30, 2024, the estimated fair value of the Company’s derivative instrument was $34.0 million, estimated using observable market-based inputs classified under Level 2 of the fair value hierarchy. The significant assumptions used in the discounted cash flow model to estimate fair value include the discount rate and electricity forward curves. Accordingly, the Company records the change in fair value of derivative on the Condensed Consolidated Statements of Operations.

The following table presents the changes in fair value of the derivative instrument:

(in thousands)
Balance at December 31, 2023	$—
Commodity swap contract	10,989
Change in fair value of derivative	22,999
Balance at June 30, 2024	$33,988

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and impairment, as applicable. Property and equipment acquired through business combinations are measured at fair value at the acquisition date. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The Company’s property and equipment is primarily composed of digital asset mining rigs, which are largely homogeneous and have approximately the same useful lives. Accordingly, the Company utilizes the group method of depreciation for its digital asset mining rigs. The Company will update the estimated useful lives of its digital asset mining server group periodically if information on the operations of the mining equipment indicates changes are required. The Company will assess and adjust the estimated useful lives of its mining equipment when there are indicators that the productivity of the mining assets is longer or shorter than the assigned estimated useful lives.

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

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC 805 - Business Combinations, by recognizing the identifiable tangible and intangible assets acquired and liabilities assumed, measured at the acquisition date fair value. The determination of fair value involves assumptions, estimates and judgments. The initial allocation of the purchase price is considered preliminary and therefore subject to change until the end of the measurement period (up to one year from the acquisition date). Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net assets acquired. Contingent consideration is included within the purchase price and is initially recognized at fair value as of the acquisition date. Contingent consideration, classified as either an asset or a liability, is remeasured to fair value each reporting period, until the contingency is resolved. Changes in contingent consideration period-over-period are recognized in earnings.

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

As part of the Company’s policy to maximize return on strategic investment opportunities, while preserving capital and limiting downside risk, the Company may at times enter into equity investments or Simple Agreements for Future Equity (“SAFE”). The nature and timing of the Company’s investments will depend on available capital at any particular time and the investment opportunities identified and available to the Company. However, the Company generally does not make investments for speculative purposes and does not intend to engage in the business of making investments.

During the three months ended June 30, 2024, the Company entered into a second SAFE agreement. As of June 30, 2024, the Company had two SAFE investments with a carrying value of $1.3 million, with no noted impairments or other adjustments. As of December 31, 2023, the Company had one SAFE investment with a carrying value of $1.0 million, with no impairments or other adjustments.

On January 10, 2024, the Company purchased additional shares of Auradine, Inc. (“Auradine”) preferred stock with a purchase price of $8.0 million, bringing the total carrying amount of its investment in Auradine preferred stock to $48.7 million. The preferred stock purchased on January 10, 2024 was similar to the Company’s other investments in Auradine preferred stock and, as a result, the Company recorded $5.2 million to “Gain on investments” in the Condensed Consolidated Statements of Operations to adjust the carrying amount of its investments to an observable price in accordance with the measurement alternative in ASC 321.

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

On January 27, 2023, the Company and Zero Two (formerly known as FS Innovation, LLC) entered into a Shareholders’ Agreement regarding the formation of an Abu Dhabi Global Markets company (the “ADGM Entity”) in which the Company has a 20% ownership interest, which is accounted for as an equity method investment. The ADGM Entity started mining operations during September 2023. During the six months ended June 30, 2024, the Company received a non-monetary dividend in the amount of $4.4 million associated with approximately 1,950 mining rigs distributed by Zero Two. The Company recorded the mining rigs to property and equipment at fair value and, accordingly, recognized an impairment of $4.1 million that reduced the Company’s investment in the ADGM Entity, for the six months ended June 30, 2024. The Company’s share of net gain was nearly zero and $1.3 million for the three and six months ended June 30, 2024, respectively. As of June 30, 2024, the Company’s investment in the ADGM Entity was $65.4 million and is reflected in “Investments” in the Condensed Consolidated Balance Sheets.

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

Research and Development

Research and development costs consist primarily of contractor costs, equipment, supplies, personnel, and related expenses for research and development activities. Research and development costs are expensed as incurred in accordance with ASC 730 - Research and Development and are included in operating expenses in the Condensed Consolidated Statements of Operations. Research and development costs were $3.8 million and $6.3 million for the three and six months ended June 30, 2024, respectively, and $0.7 million and $0.9 million for the three and six months ended June 30, 2023, respectively.

Income Taxes

Effective Tax Rate

The effective tax rate (“ETR”) from continuing operations was 13.69% and 4.44% for the three and six months ended June 30, 2024, respectively, and 2.32% and 0.25% for the three and six months ended June 30, 2023, respectively. The difference between the U.S. statutory tax rate of 21% was primarily due to the change in valuation allowance as a result of current year activity.

During the six months ended June 30, 2024, the Company concluded, based upon all available evidence, that it was more likely than not that it would have sufficient future taxable income to realize the Company’s federal and state deferred tax assets. As a result, the Company released its valuation allowance associated with deferred tax assets and recognized a corresponding benefit from income taxes in the Condensed Consolidated Statements of Operations. The Company’s conclusion regarding the realizability of such deferred tax assets was based on the scheduled reversal of deferred tax liabilities. The foregoing items cause the ETR to be significantly different compared to the Company’s historical annual ETR.

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

Uncertainties

The Company files federal and state income tax returns. The 2020-2023 tax years generally remain subject to examination by the Internal Revenue Service and various state taxing authorities, although the Company is not currently under examination in any jurisdiction.

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

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires entities to disclose specific rate reconciliations, amount of income taxes separated by federal and individual jurisdiction, and the amount of income (loss) from continuing operations before income tax expense (benefit) disaggregated between federal, state, and foreign. The new standard is effective for the Company for its fiscal year beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 is designed to improve the reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the CODM. The new standard is effective for the Company for its fiscal year beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.

NOTE 3 – ACQUISITIONS

APLD - Rattlesnake Den I, LLC Acquisition (Garden City, Texas)

On April 1, 2024, the Company acquired an operational bitcoin mining site located in Garden City, Texas with 132 megawatts of operational capacity and 200 megawatts of nameplate capacity from Applied Digital Corporation (“APLD”) - Rattlesnake Den I, LLC (the “Garden City Acquisition”) for total cash consideration of $96.8 million, including working capital adjustments that were paid during the three months ended June 30, 2024. The acquisition is intended to improve efficiencies and the scale of operations through the integration of the Company’s technology stack and realization of synergies.

The following table summarizes the components of total purchase consideration:

(in thousands)	April 1, 2024
Initial cash consideration, net of cash acquired	$92,025
Working capital adjustment	4,748
Total purchase consideration	$96,773

The acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805 - Business Combinations.

The following table summarizes the preliminary allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed as of April 1, 2024:

(in thousands)	April 1, 2024
Assets
Other current assets	4,644
Property and equipment	78,759
Finance lease right-of-use asset	4,040
Goodwill	14,510
Total assets	$101,953

Liabilities
Finance lease liability	5,180
Total liabilities	5,180
Total purchase consideration	$96,773

Goodwill is calculated as the excess of the purchase price over the net assets acquired. The Company expects the goodwill balance to be deductible for tax purposes over a period of 15 years. Goodwill is primarily attributed to growth and efficiency opportunities as well as expected synergies from combining the operations of bitcoin mining sites with the Company.

The fair value of property and equipment was estimated by applying the cost approach, which estimates fair value using replacement or reproduction cost of an asset of comparable utility, adjusted for loss in value due to depreciation and economic obsolescence. The fair value of the finance lease liability was estimated using a discounted cash flow approach, which included assumptions regarding current market prices for similar assets, estimated term and discount rates.

GC Data Center Equity Holdings, LLC Acquisition (Granbury, Texas and Kearney, Nebraska)

On January 12, 2024, the Company acquired two operational bitcoin mining sites located in Granbury, Texas and Kearney, Nebraska, totaling 390 megawatts of operational capacity from GC Data Center Equity Holdings, LLC for total consideration of $189.6 million, including a working capital adjustment that was paid during the three months ended March 31, 2024, plus up to an additional $19.6 million of cash, which amount is contingent on the expansion of additional megawatt capacity at the acquired facilities by certain milestone dates during the three year period following the anniversary of closing. The acquisition is intended to improve efficiencies and the scale of operations through the integration of the Company’s technology stack and realization of synergies.

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

The fair value of property and equipment was estimated by applying the cost approach, which estimates fair value using replacement or reproduction cost of an asset of comparable utility, adjusted for loss in value due to depreciation and economic obsolescence. The fair value of the derivative was estimated using a discounted cash flow approach that considers various assumptions including current market prices and electricity forward curves, time value, as well as other relevant economic measures. The fair value of the contingent earn-out was estimated using a discounted cash flow approach, which included assumptions regarding the probability-weighted cash flows of achieving certain capacity development milestones, which are considered Level 3 inputs. The fair value of the lease liability was estimated using a discounted cash flow approach, which included assumptions regarding current market prices for similar assets, estimated term and discount rates. Changes to the fair value of assets and liabilities are recorded in the Condensed Consolidated Statements of Operations.

The following table presents the changes in estimated fair value of the GC Data Center Holdings, LLC contingent consideration liability:

(in thousands)
Balance at December 31, 2023	$—
Contingent consideration liability	3,523
Change in fair value of contingent earn-out	(90)
Balance at June 30, 2024	$3,433

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

The following table presents unaudited consolidated pro forma results as if the acquisitions of the acquired facilities of the Garden City Acquisition and GC Data Center Equity Holdings had occurred as of January 1, 2023 for the indicated periods:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Revenue	$145,139	$111,722	$313,430	$183,029
Income (loss) before income taxes	(233,247)	19,812	151,610	79,811
Earnings per common share:
Basic	$(0.72)	$0.12	$0.54	$0.49
Diluted	(0.72)	0.12	0.52	0.50

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

Application of the Five-Step Model to the Company’s Mining and Hosting Operations

The Company’s ongoing major or central operation is to provide bitcoin transaction verification services to the transaction requestor, in addition to the Bitcoin network through a Company-operated mining pool as the operator (“Operator”) (such activity, “mining”) and to provide a service of performing hash calculations to third-party pool operators alongside collectives of third-party bitcoin miners (such collectives, “mining pools”) as a participant (“Participant”). On January 12, 2024, the Company acquired two operational bitcoin mining sites to provide hosting services to institutional-scale crypto mining companies for the purpose of improving efficiencies and the scale of the Company’s mining operations. Refer to Note 3 - Acquisitions, for further information.

The following table presents the Company’s revenues disaggregated for those arrangements in which the Company is the Operator and Participant:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Revenues from contracts with customers
Mining operator - transaction fees	$4,923	$6,358	$13,907	$7,409
Mining participant	12,839	3,185	26,281	21,061
Hosting services (1)	8,661	—	29,436	—
Total revenues from contracts with customers	26,423	9,543	69,624	28,470
Mining operator - block rewards and other revenue	118,716	72,216	240,713	104,421
Total revenues	$145,139	$81,759	$310,337	$132,891

(1) Includes revenue beginning January 12, 2024, the date of the GC Data Center Equity Holdings, LLC acquisition. The Company made a strategic decision to exit hosting services business upon acquisition. Intercompany transactions have been eliminated in consolidation. Refer to Note 3 - Acquisitions, for further information.

Mining Operator

As Operator, the Company provides transaction verification services to the transaction requestor, in addition to the Bitcoin network. Transaction verification services are an output of the Company’s ordinary activities; therefore, the Company views the transaction requestor as a customer and recognizes the transaction fees as revenue from contracts with customers under ASC 606. The Bitcoin network is not an entity such that it may not meet the definition of a customer; however, the Company has concluded that it is appropriate to apply ASC 606 by analogy to block rewards earned from the Bitcoin network. The Company is currently entitled to the block reward of 3.125 bitcoin, subsequent to the halving that occurred on April 19, 2024. Prior to the halving, The Company was entitled to the block reward of 6.25 bitcoin from each successful validation of a block. The Company is also entitled to the transaction fees paid by the transaction requester payable in bitcoin for each successful validation of a block. The Company assessed the following factors in the determination of the inception and duration of each individual contract to validate a block and satisfaction of its performance obligation as follows:

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

Mining Participant

The Company participates in third-party operated mining pools. When the Company is a Participant in a third-party operated mining pool, the Company provides a service to perform hash calculations to the third-party pool operators. The Company considers the third-party mining pool operators to be its customers under Topic 606. Contract inception and the Company’s enforceable right to consideration begins when the Company commences providing hash calculation services to the mining pool operators. Each party to the contract has the unilateral right to terminate the contract at any time without any compensation to the other party for such termination. As such, the duration of a contract is less than a day and may be continuously renewed multiple times throughout the day. The implied renewal option is not a material right because there are no upfront or incremental fees in the initial contract and the terms, conditions, and compensation amount for the renewal options are at the then market rates.

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

FPPS Mining Pools

The Company primarily participates in mining pools that use the FPPS payout method for the year ended December 31, 2023. The Company is entitled to compensation once it begins to perform hash calculations for the pool operator in accordance with the operator’s specifications over a 24-hour period beginning midnight UTC and ending 23:59:59 UTC on a daily basis. The non-cash consideration that the Company is entitled to for providing hash calculations to the pool operator under the FPPS payout method is made up of block rewards and transaction fees less pool operator expenses determined as follows:

•The non-cash consideration in the form of a block reward is based on the total blocks expected to be generated on the Bitcoin network for the daily 24-hour period beginning midnight UTC and ending 23:59:59 UTC in accordance with the following formula: the daily hash calculations that the Company provided to the pool operator as a percent of the Bitcoin network’s implied hash calculations as determined by the network difficulty, multiplied by the total Bitcoin network block rewards expected to be generated for the same daily period.

•The non-cash consideration in the form of transaction fees paid by transaction requestors is based on the share of total actual fees paid over the daily 24-hour period beginning midnight UTC and ending 23:59:59 UTC in accordance with the following formula: total actual transaction fees generated on the Bitcoin network during the 24-hour period as a percent of total block rewards the Bitcoin network actually generated during the same 24-hour period, multiplied by the block rewards the Company earned for the same 24-hour period noted above.

•The block reward and transaction fees earned by the Company is reduced by mining pool fees charged by the operator for operating the pool based on a rate schedule per the mining pool contract. The mining pool fee is only incurred to the extent the Company performs hash calculations and generates revenue in accordance with the pool operator’s payout formula during the same 24-hour period beginning midnight UTC daily.

The above non-cash consideration is variable in accordance with paragraphs ASC 606-10-32-5 to 606-10-32-7, since the amount of block reward earned depends on the amount of hash calculations the Company performs; the amount of transaction fees the Company is entitled to depends on the actual Bitcoin network transaction fees over the same 24-hour period; and the operator fees for the same 24-hour period are variable since they are determined based on the total block rewards and transaction fees in accordance with the pool operator’s agreement. While the non-cash consideration is variable, the Company has the ability to estimate the variable consideration at contract inception with reasonable certainty without the risk of significant revenue reversal. The Company does not constrain this variable consideration because it is probable that a significant reversal in the amount of revenue recognized from the contract will not occur when the uncertainty is subsequently resolved and recognizes the non-cash consideration on the same day that control is transferred, which is the same day as contract inception.

The Company measures the non-cash consideration based on the simple average daily spot rate of bitcoin determined using the Company’s primary trading platform for bitcoin over a 24-hour period beginning midnight UTC and ending 23:59:59 UTC on the day of contract inception. The Company recognizes non-cash consideration on the same day that control of the contracted service is transferred to the pool operator, which is the same day as the contract inception.

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

The Company measures the non-cash consideration based on the simple average daily spot rate of bitcoin determined using the Company’s primary trading platform for bitcoin over a 24-hour period beginning midnight UTC and ending 23:59:59 UTC on the day of contract inception. The Company recognizes non-cash consideration on the same day that control of the contracted service is transferred to the pool operator, which is the same day as the contract inception.

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

Contract inception and the Company’s enforceable right to consideration begins when the Company commences the performance of hash calculations for the mining pool operator. The non-cash consideration is variable in accordance with paragraphs ASC 606-10-32-5 to 606-10-32-7 as it depends on whether the third-party mining pool successfully validates a block during each 24-hour period. In addition, other inputs such as the amount of hash calculations and the Company’s fractional share of consideration earned by the pool operator also cause variability. The Company does not have the ability to estimate whether a block will be successfully validated with reasonable certainty at contract inception. The Company constrains the variable consideration at contract inception because it is not probable that a significant reversal in the amount of revenue recognized from the contract will not occur when the uncertainty is subsequently resolved. Once a block is successfully validated, the constraint is lifted. The Company recognizes the non-cash consideration on the same day that control is transferred, which is the same day as contract inception.

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

The following table presents the Company’s significant digital asset holdings as of June 30, 2024 and December 31, 2023, respectively:

(in thousands, except for quantity)	Quantity	Cost Basis	Fair Value
Bitcoin	18,488	$752,808	$1,158,615
Kaspa	88,969,525	7,321	17,117
Total digital assets held as of June 30, 2024		$760,129	$1,175,732

(in thousands, except for quantity)	Quantity	Cost Basis	Fair Value
Bitcoin	15,126	$515,315	$639,660
Total digital assets held as of December 31, 2023		$515,315	$639,660

The Company earned 50 and 48 bitcoin that were pending distribution from the Company’s equity method investee, the ADGM Entity, which are excluded from the Company’s holdings as of June 30, 2024 and December 31, 2023, respectively.

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

As of June 30, 2024 and December 31, 2023, such advances totaled approximately $385.4 million and $95.6 million, respectively.

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

As of June 30, 2024 and December 31, 2023, such deposits totaled approximately $82.8 million and $67.0 million, respectively.

NOTE 7 – PROPERTY AND EQUIPMENT

The components of property and equipment as of June 30, 2024 and December 31, 2023 are:

(in thousands, except useful life)	Useful life (Years)	June 30, 2024	December 31, 2023
Land (1)	—	$4,649	$—
Land improvements	9	25,246	—
Building and improvements	25	50,866	—
Mining rigs	3	1,034,299	862,055
Containers	10 - 15	58,898	5,676
Equipment	4 - 15	64,640	—
Software and hardware	2	3,307	—
Asset retirement obligation	8	7,879	—
Other	7	813	242
Total gross property, equipment		1,291,538	867,973
Less: Accumulated depreciation and amortization		(362,004)	(196,201)
Property and equipment, net		$929,534	$671,772

(1) Refer to Note 14 - Leases, for further information regarding the Company’s finance land lease.

The Company recorded an asset retirement obligation of $7.9 million for the Granbury data center land lease. The asset retirement obligation represents the estimated cost to return the site to its original state. The asset retirement obligation is being depreciated over the term of the lease which is approximately 8 years.

The Company’s accretion expense related to the asset retirement obligation for the three and six months ended June 30, 2024 was $0.2 million and $0.4 million, respectively.

The Company’s depreciation expense related to property and equipment for the three months ended June 30, 2024 and 2023 was $87.8 million and $37.3 million, respectively. The Company’s depreciation expense related to property and equipment for the six months ended June 30, 2024 and 2023 was $165.8 million and $55.0 million, respectively.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The components of goodwill as of June 30, 2024 are as follows:

	As of June 30, 2024
(in thousands)	Cost	Accumulated impairment charges	Net
GC Data Center Equity Holdings, LLC	$30,852	$—	$30,852
Garden City Acquisition	14,510	—	14,510
Total goodwill	$45,362	$—	$45,362

The Company acquired goodwill from the GC Data Center Equity Holdings, LLC acquisition on January 12, 2024 and the Garden City Acquisition on April 1, 2024, refer to Note 3 – Acquisitions, for further information.

There was no goodwill as of December 31, 2023.

Intangible assets

The following table presents the Company’s intangible assets as of June 30, 2024:

	As of June 30, 2024
(in thousands)	Cost	Accumulated amortization	Accumulated impairment charges	Net
Customer relationships	$22,000	$(22,000)	$—	$—
Intellectual property	2,633	(439)	—	2,194
Total intangible assets	$24,633	$(22,439)	$—	$2,194

During the three months ended June 30, 2024, the Company fully amortized customer relationships acquired in the GC Data Center Equity Holdings, LLC due to the Company’s strategic decision to exit hosting services business and termination of customer relationships during the period. Refer to Note 3 - Acquisitions, for further information.

There were no intangible assets as of December 31, 2023.

The following table presents the Company’s estimated future amortization of finite-lived intangible assets as of June 30, 2024:

Year	Amount (in thousands)
2024 (remaining)	$439
2025	878
2026	877
Thereafter	—
Total	$2,194

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

The carrying amounts reported in the Condensed Consolidated Balance Sheets for cash and cash equivalents, restricted cash, other receivables, deposits, prepaid expenses and other current assets, property and equipment, advances to vendors, accounts payable, accrued expenses, and legal reserve payable approximate their estimated fair market value based on the short-term maturity of these instruments. Additionally, the carrying amounts reported in the Condensed Consolidated Balance Sheets for the Company’s term loan, operating lease liabilities and other long-term liabilities approximate fair value as the related interest rates approximate rates currently available to the Company.

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

Recurring measurement of fair value

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy for each of those assets and liabilities as of June 30, 2024 and December 31, 2023, respectively:

	Recurring fair value measured at June 30, 2024
(in thousands)	Total carrying value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Money market funds	$168,940	$168,940	$—	$—
U.S. Treasury Bills	65,319	65,319
Digital assets	1,175,732	1,175,732	—	—
Derivative instrument (1)	33,988	—	33,988	—
Liabilities:
Contingent consideration liability (2)	3,433	—	—	3,433

	Recurring fair value measured at December 31, 2023
(in thousands)	Total carrying value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Money market funds	$141,147	$141,147	$—	$—
U.S. Treasury Bills	60,541	60,541	—	—
Digital assets	639,660	639,660	—	—

(1) The fair value of the derivative was estimated using a discounted cash flow approach that considers various assumptions including current market prices and electricity forward curves, which are considered Level 2 inputs. Increases (decreases) in market prices and electricity forward curves could result in significant increases (decreases) in the fair value of derivatives. Refer to Note 2 - Summary of Significant Accounting Policies - Derivatives, for further information.

(2) Represents the estimated amount of acquisition-related consideration expected to be paid in the future as of June 30, 2024 for the GC Center Equity Holdings, LLC acquired on January 12, 2024. Increases (decreases) in the probability of achieving the milestones could result in significant increases (decreases) in the fair value of the contingent consideration. Refer to Note 3 - Acquisitions, for further information.

The Company includes the above money market funds and U.S. treasury bills in cash and cash equivalents in the Condensed Consolidated Balance Sheets. The Company’s U.S. treasury bills have original remaining maturities of three months or less when purchased.

Effective January 1, 2023, the Company early adopted ASU 2023-08, measuring digital assets at fair value on a recurring basis. There were no transfers among Levels 1, 2 or 3 during the six months ended June 30, 2024.

Non-recurring measurement of fair value

The following tables present information about the Company’s liabilities measured at fair value on a non-recurring basis and are, therefore, not included in the tables above. These liabilities include outstanding convertible notes measured at fair value based on quoted prices in active markets. These liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., impairment). The Company’s estimated level within the fair value hierarchy for each of these liabilities as of June 30, 2024 and December 31, 2023, respectively, is as follows:

	Non-recurring fair value measured at June 30, 2024
(in thousands)	Total carrying value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Notes payable	$326,513	$289,058	$—	$—

	Non-recurring fair value measured at December 31, 2023
(in thousands)	Total carrying value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Notes payable	$325,654	$269,725	$—	$—

There were no transfers among Levels 1, 2 or 3 during the six months ended June 30, 2024. As of June 30, 2024 and December 31, 2023 there were no other assets and liabilities measured at fair value on a non-recurring basis.

NOTE 10 – NET INCOME (LOSS) PER SHARE

Net income (loss) per share is calculated in accordance with ASC 260 - Earnings Per Share. Basic income (loss) per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. For the three and six months ended June 30, 2024 and 2023, the Company recorded net income (loss) and as such, the Company calculated the impact of dilutive common stock equivalents in determining diluted earnings per share.

The following table presents the securities that were not included in the computation of diluted income (loss) per share, as their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Warrants	324,375	324,375	324,375	324,375
Restricted stock units	9,152,998	3,847,664	—	3,847,664
Performance-based restricted stock units	2,991,580	—	—	—
Convertible notes	4,341,422	9,812,955	—	—
Series A Preferred Stock	—	70,757	—	—
Total dilutive shares	16,810,375	14,055,751	324,375	4,172,039

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2024	2023	2024	2023
Basic earnings per share of common stock:
Net income per share of common stock - basic	$(199,659)	$(11,083)	$137,514	$107,616
Weighted average shares of common stock - basic	278,674,506	168,474,882	268,899,932	163,856,352
Net income per share of common stock - basic	$(0.72)	$(0.07)	$0.51	$0.66

Diluted earnings per share of common stock:
Net income per share of common stock - basic	$(199,659)	$(11,083)	$137,514	$107,616
Add: Notes interest expense, net of tax	—	—	1,969	4,451
Add: Series A preferred stock accretion to redemption value	—	—	—	2,121
Net income per share of common stock - diluted	$(199,659)	$(11,083)	$139,483	$114,188
Weighted average shares of common stock - basic	278,674,506	168,474,882	268,899,932	163,856,352
Restricted stock units	—	—	4,431,276	—
Performance-based restricted stock units	—	—	287,030	—
Convertible notes	—	—	4,341,422	9,812,955
Preferred stock	—	—	—	70,757
Weighted average shares of common stock - diluted	278,674,506	168,474,882	277,959,660	173,740,064
Net income per share of common stock - diluted	$(0.72)	$(0.07)	$0.50	$0.66

NOTE 11 – STOCKHOLDERS' EQUITY

Common Stock

On July 27, 2023, the Company’s shareholders approved an amendment to the Company’s articles of incorporation that increased the amount of common stock authorized for issuance to 500,000,000 with a par value of $0.0001 per share.

Shelf Registration Statements on Form S-3 and At-the-Market Offering Agreements

In February 2024, the Company commenced a new at-the-market (“ATM”) offering program with H.C. Wainwright & Co., LLC (“Wainwright”) acting as sales agent (the “2024 ATM”) pursuant to an ATM agreement, under which the Company may offer and sell shares of its common stock from time to time through Wainwright having an aggregate offering price of up to $1,500.0 million. During the six months ended June 30, 2024, the Company sold 17,472,602 shares of common stock for an aggregate purchase price of $344.9 million, net of offering expenses, pursuant to the 2024 ATM. As a result, the Company had $1,146.0 million aggregate offering price remaining under the 2024 ATM.

NOTE 12 – STOCK-BASED COMPENSATION

2018 Equity Incentive Plan

On January 1, 2018, the Board adopted the 2018 Equity Incentive Plan (as amended, the “2018 Plan”), which was subsequently approved by the Company’s shareholders on March 7, 2018, The 2018 Plan provides for the issuance of stock options, restricted stock, restricted stock units (“RSUs”), preferred stock and other awards to employees, directors, consultants and other service providers.

In June 2024, the Company’s shareholders approved an amendment to the 2018 Plan that increased the number of shares authorized for issuance thereunder by 15,000,000 shares. As of June 30, 2024, the Company had an aggregate of 15,536,354 shares of common stock reserved for future issuance under the 2018 Plan.

A summary of the Company’s stock-based compensation, by category, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Performance-based stock awards	$5,169	$—	$5,169	$—
Service-based stock awards	23,163	4,451	75,076	8,396
Total stock-based compensation	$28,332	$4,451	$80,245	$8,396

Restricted Stock Units

The Company grants service-based RSUs to employees, directors and consultants. RSUs granted to employees generally vest over a four-year period from the date of grant; however, in certain instances, all or a portion of a grant may vest immediately. RSUs granted to directors generally vest over a one-year period or, in certain instances, immediately. The Company measures the fair value of RSUs at the grant date and recognizes expenses on a straight-line basis over the requisite service period from the date of grant for each separately-vesting tranche under the graded-vesting attribution method.

A summary of the Company’s service-based RSU activity for the six months ended June 30, 2024, is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2023	5,765,529	$9.40
Granted	6,878,838	19.57
Forfeited	(256,459)	12.13
Vested	(3,234,910)	15.64
Nonvested at June 30, 2024	9,152,998	$14.76

As of June 30, 2024, there was approximately $89.0 million of aggregate unrecognized stock-based compensation related to unvested service-based RSUs that is expected to be recognized over the next 2.8 years.

Performance-based Restricted Stock Units

The Company granted performance-based restricted stock units (“PSUs”) on May 1, 2024 to employees which generally vest over a four-year period from the date of grant. Awards are issued in the form of RSUs and are granted pursuant to the 2018 Plan. The number of PSUs that are subject to vest is directly correlated with the Company’s achievements of a pre-determined metric relating to total stockholder return (“TSR”) for the period from January 1, 2024 through December 31, 2024 (the “Performance Period”).

Based on the Company’s TSR performance relative to the peer group for the Performance Period, the PSU awards will vest between 0% to 200% of the target amount over an approximate four-year period. Determination regarding the Company’s performance relative to the TSR metric will establish the maximum number of shares that are subject to vesting pursuant to the PSU awards. Once determined, (i) 25% of the PSU awards will vest on January 31, 2025, and (ii) the balance of the awards will vest in 12 equal calendar quarters (with 6.25% of the shares vesting each quarter). The Company measures the fair value of the PSUs at the grant date using the Monte Carlo simulation model.

The Monte Carlo simulation model requires the input of subjective assumptions, including risk-free interest rate, expected term, expected stock price volatility, market capitalization of peer group, and dividend yield. The risk-free interest rate assumption is based upon observed interest rates for constant maturity U.S. Treasury securities as of the grant date. Expected term is consistent with the Performance Period of the awards. Expected volatility is based on the historical volatility of the Company’s common stock over the estimated expected life. The Company does not pay a dividend, therefore, the dividend yield is assumed to be zero.

A summary of the Company’s PSU activity for the six months ended June 30, 2024, is as follows:

	Number of PSUs	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2023	—	$—
Granted	2,991,580	14.67
Nonvested at June 30, 2024	2,991,580	$14.67

As of June 30, 2024, there was approximately $38.7 million of aggregate unrecognized stock-based compensation related to unvested PSUs that is expected to be recognized over the next 3.6 years.

Common Stock Warrants

As of June 30, 2024, the Company’s issued and outstanding common stock warrants had no change from December 31, 2023. The Company continues to have 324,375 outstanding warrants, at a weighted average exercise price of $25.00, that are expected to expire in approximately one year.

NOTE 13 – DEBT

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

As of June 30, 2024 and December 31, 2023, the Notes outstanding, net of unamortized discounts of approximately $4.2 million and $5.1 million, respectively, were $326.5 million and $325.7 million, respectively.

The Company is permitted and may seek to repurchase additional Notes prior to the maturity date, whether through privately negotiated purchases, open market purchases, or otherwise.

NOTE 14 – LEASES

The Company leases office space in the United States under operating lease agreements. The Company also entered into an arrangement with APLD for the use of energized cryptocurrency mining facilities under which the Company pays for electricity per megawatt based on usage. The Company has determined that it has embedded operating leases at two of the facilities governed by this arrangement that commenced in January and March 2023, and has elected not to separate lease and non-lease components. Payments made for these two operating leases are entirely variable and are based on usage of electricity, and the Company therefore does not record a right-of-use (“ROU”) asset or lease liability associated with the leases. Variable lease cost during the three and six months ended June 30,

2024 and June 30, 2023 are disclosed in the table below. Office space and mining facilities comprise the Company’s material underlying asset class under operating lease agreements.

The Company assumed an operating lease in the GC Data Center Equity Holdings, LLC acquisition related to the data center land lease in Granbury, Texas on January 12, 2024. The ROU asset and total lease liability recorded for the assumption of the lease was $8.9 million and $8.9 million, respectively. An unfavorable lease liability adjustment of $5.1 million related to the GC Data Center Equity Holdings, LLC acquisition is reflected in the total operating lease liabilities. Additionally, the Company assumed a finance lease in the Garden City Acquisition related to the land lease in Garden City, Texas on April 1, 2024. The ROU asset and total lease liability recorded for the assumption of the lease was $4.0 million and $4.0 million, respectively. An unfavorable lease liability adjustment of $1.1 million related to the Garden City Acquisition is reflected in the total finance lease liabilities. The ROU assets and lease liabilities for the leases assumed each were measured based on the net present value of remaining future lease payments on the date of the acquisition, with consideration given for options to extend or renew the lease.

As of June 30, 2024, the Company’s ROU assets and total lease liabilities were $9.7 million and $10.6 million, respectively. As of December 31, 2023, the Company’s ROU assets and total lease liabilities were $0.4 million and $0.5 million, respectively. The Company has amortized the ROU assets totaling $0.4 million and $0.1 million for the three months ended June 30, 2024 and 2023, respectively. The Company has amortized the ROU assets totaling $0.7 million and $0.2 million for the six months ended June 30, 2024 and 2023, respectively.

The following table presents the assets and liabilities related to the Company’s operating and finance leases as of June 30, 2024 and December 31, 2023:

(in thousands)		June 30, 2024	December 31, 2023
Assets	Balance Sheet Classification
Operating lease right-of-use assets	Operating lease right-of-use assets	$9,728	$443
Finance lease right-of-use assets	Property and equipment, net	4,029	—
Total right-of-use assets		$13,757	$443

Liabilities
Current portion:
Operating lease liabilities	Operating lease liabilities, current portion	$316	$124
Finance lease liability	Finance lease liability, current portion	180	—
Long-term portion:
Operating lease liabilities	Operating lease liabilities, net of current portion	15,106	354
Finance lease liability	Finance lease liability, net of current portion	4,834	—
Total lease liabilities		$20,436	$478

Lease costs are recorded on a straight-line basis within operating expenses. The Company’s total lease expenses are comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Lease costs:
Operating lease cost	$761	$74	$965	$185
Finance lease cost:
Amortization of ROU asset	11	—	11	—
Short-term lease rent expense	21	11	37	20
Variable lease cost	20,043	17,165	43,229	19,938
Total rent expense	$20,836	$17,250	$44,242	$20,143

Additional information regarding the Company’s leasing activities is as follows:

	For the Six Months Ended June 30,
	2024	2023
Operating cash flows from operating leases	$840	$229
Financing cash flows from finance lease	163	—

Weighted-average remaining lease term (in years):
Operating leases	9.7	3.4
Finance lease	96.8	—
Weighted-average discount rate:
Operating leases	6.7%	5.0%
Finance lease	7.2%	—%

The following table presents the Company’s future minimum lease payments as of June 30, 2024:

(in thousands)
Year	Operating Leases	Finance Lease
2024 (remaining)	$170	$—
2025	457	168
2026	1,080	173
2027	2,835	178
2028	2,782	183
Thereafter	6,960	89,096
Total	14,284	89,798
Less: Imputed interest	(3,681)	(85,921)
Present value of lease liability	$10,603	$3,877

NOTE 15 - LEGAL PROCEEDINGS

The Company, and its subsidiaries, from time to time may be subject to various claims, lawsuits and legal proceedings that arise from the ordinary course of business.

In accordance with ASC 450 - Contingencies, if a loss contingency associated with the following legal matters are probable to be incurred and the amount of loss can be reasonably estimated, an accrual is recorded on the Condensed

Consolidated Balance Sheets. As of June 30, 2024, the Company has determined that the liabilities associated with certain litigation matters are not expected to have a material impact on the Company’s Financial Statements. The Company will continue to monitor each related legal issue and adjust accruals as new information and developments occur.

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

Moreno v. Marathon

On March 30, 2023, a putative class action complaint was filed in the United States District Court for the District of Nevada, against the Company and present and former senior management, alleging claims under Section 10(b) and 20(a) of the Exchange Act arising out of the Company’s announcement of accounting restatements on February 28, 2023. On March 29, 2024, the court appointed lead plaintiffs and counsel. On June 4, 2024, lead plaintiffs filed an amended class action complaint, styled as Langer et al. v. Marathon et al. The allegations in the amended class action complaint are substantially similar to those in the March 30, 2023 putative class action complaint. The defendants have until August 5, 2024 to respond to the amended class action complaint.

Derivative Complaints

On June 22, 2023, a shareholder derivative complaint was filed in the Circuit Court of the 17th Judicial Circuit for Broward County, Florida, against current members of the Company’s Board and senior management, alleging claims for breach of fiduciary duty and unjust enrichment based on allegations substantially similar to the allegations in the March 30, 2023 putative class action complaint in Moreno.

On July 8, 2023, a second shareholder derivative complaint was filed in the United States District Court for the District of Nevada, against current and former members of the Company’s Board and senior management, alleging claims under Sections 14(a), 10(b), and 21D of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and for breach of fiduciary duty, unjust enrichment, and waste of corporate assets, based on allegations substantially similar to the allegations in the March 30, 2023 putative class action complaint in Moreno.

On July 12, 2023, a third shareholder derivative complaint was filed in the United States District Court for the District of Nevada, against current and former members of the Company’s Board and senior management, alleging claims under Section 14(a) of the Exchange Act and for breach of fiduciary duty, based on allegations substantially similar to the allegations in the March 30, 2023 putative class action complaint in Moreno.

On July 13, 2023, a fourth shareholder derivative complaint was filed in the Circuit Court of the 17th Judicial Circuit for Broward County, Florida (together with the complaint filed on June 22, 2023, the “Florida Derivative Actions”), against current members of the Company’s Board and senior management, alleging claims for breach of fiduciary duty, unjust enrichment, and waste of corporate assets, based on allegations substantially similar to the allegations in the March 30, 2023 putative class action complaint in Moreno.

On August 14, 2023, the two derivative actions pending in the United States District Court for the District of Nevada were consolidated (the “Nevada Derivative Action”). On April 1, 2024, the United States District Court for the District of Nevada appointed co-lead counsel for plaintiffs in the Nevada Derivative Action. On June 25, 2024, plaintiffs filed an amended consolidated complaint alleging breaches of fiduciary duties, unjust enrichment, waste of corporate assets, claims under Section 14(a) of the Exchange Act, and for contribution under Sections 10(b) and 21D of the Exchange Act. The allegations remain substantially similar to those in the March 30, 2023 putative class action complaint in Moreno. The defendants have until August 9, 2024 to respond to the amended complaint.

On October 16, 2023, the parties to the derivative actions pending in the Circuit Court of the 17th Judicial Circuit for Broward County, Florida filed an agreed order to stay both actions pending completion of the Nevada Derivative Action. On July 25, 2024, the Florida Derivative Actions were administratively closed.

Information Subpoena

On October 6, 2020, the Company entered into a series of agreements with multiple parties to design and build a data center for up to 100-megawatts in Hardin, Montana. In conjunction therewith, the Company filed a Current Report on Form 8-K on October 13, 2020 disclosing that, pursuant to a Data Facility Services Agreement, the Company issued 6,000,000 shares of restricted common stock, in transactions exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). During the quarter ended September 30, 2021, the Company and certain of its executives received a subpoena to produce documents and communications concerning the Hardin, Montana data center facility. The Company received an additional subpoena from the SEC on April 10, 2023, relating to, among other things, transactions with related parties. The Company understands that the SEC may be investigating whether or not there may have been any violations of the federal securities law. The Company is cooperating with the SEC.

Ho v. Marathon

On January 14, 2021, plaintiff Michael Ho (“Ho”) filed a civil complaint (the “Complaint”) in which he alleged, among other things, that the Company breached the terms of a non-disclosure agreement, profited from commercially sensitive information he shared with the Company, and refused to compensate him for his role in securing the Company’s acquisition of an energy supplier. The Complaint initially alleged six causes of action including: (1) breach of written contract, (2) breach of implied contract, (3) quasi-contract, (4) services rendered, (5) intentional interference with prospective economic relations, and (6) negligent interference with prospective economic relations. On February 22, 2021, the Company responded to the Complaint with a general denial of the claims and asserted certain affirmative defenses. On February 25, 2021, the Company removed the action to the United States District Court in the Central District of California (the “Court”). The Company filed a motion for summary judgment with respect to each of the causes of action, and the Court dismissed all of the causes of action other than breach of written contract. On July 8, 2024, the Court commenced a jury trial with respect to the sole remaining claim. On July 18, 2024, the jury determined that the Company had breached certain provisions of the non-disclosure agreement and returned a verdict in the amount of $138.8 million. The judgment has not yet been entered and the Company has not paid any portion of the award. The Company intends to defend its positions vigorously and assert its various well-founded legal claims to challenge both the verdict and the amount of the award. In particular, even if the jury verdict is not reversed, the Company believes applicable law supports a significant reduction in the amount of the award.

NOTE 16 - RELATED PARTY TRANSACTIONS

During September 2023, the Company entered into an agreement with Auradine to secure certain rights to future purchases by the Company from Auradine for which the Company paid $15.0 million. In addition, during the six months ended June 30, 2024, the Company made advances of $29.1 million, for future purchases resulting in a total advances to Auradine of $43.6 million as of June 30, 2024.

NOTE 17 – SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The following table provides supplemental disclosure of Condensed Consolidated Statements of Cash Flows information:

	Six Months Ended June 30,
	2024	2023
Supplemental information
Cash paid during the year for:
Income taxes	$1,256	$782
Interest	4	4,524

Supplemental schedule of non-cash investing and financing activities:
Series A Preferred Stock accretion to redemption value	$—	$2,121
Reclassifications from advances to vendor to property and equipment upon receipt of equipment	175,442	542,517
Reclassifications from long-term prepaid to property and equipment	3,273	—
Reclassifications from investments to property and equipment	4,416	—
Reclassifications from long-term prepaid to intangible assets	2,633	—
Effective settlement of pre-existing relationships	—	—
Dividends received from equity method investment	18,912	—

NOTE 18 – SUBSEQUENT EVENTS

On July 25, 2024, the Company announced acquiring $100.0 million bitcoin as part of the Company’s strategy to hold bitcoin and not sell for the foreseeable future.

Subsequent to June 30, 2024, the Company issued an aggregate 7,276,739 shares of common stock under the 2024 ATM. As a result, the Company had $982.3 million aggregate offering price remaining under the 2024 ATM.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated or the context otherwise requires, references to “MARA,” “we,” “us,” and the “Company” refer to Marathon Digital Holdings, Inc. and its consolidated subsidiaries.

You should read the following discussion and analysis together with our financial statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (this “Quarterly Report”).

This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report, other than statements of historical fact, are forward-looking statements. You can identify forward-looking statements by the use of words such as “may,” “will,” “could,” “anticipate,” “expect,” “intend,” “believe,” “continue” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to such statements. Our forward-looking statements are based on our management’s current assumptions and expectations about future events and trends, which affect or may affect our business, strategy, operations or financial performance. Although we believe that these forward-looking statements are based upon reasonable assumptions, they are subject to numerous known and unknown risks and uncertainties and are made in light of information currently available to us. Our actual financial condition and results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in the section entitled “Risk Factors” in Part II, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 28, 2024, as amended by Amendment No. 1 on Form 10-K/A (our “Annual Report”), which is incorporated herein by reference, as well as in the other public filings we make with the U.S. Securities and Exchange Commission (the “SEC”). You should read this Quarterly Report with the understanding that our actual future financial condition and results may be materially different from and worse than what we expect.

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

BUSINESS OVERVIEW

MARA is a global leader in leveraging digital asset compute to support the energy transformation with operations in North America, the Middle East, Europe, and Latin America. As of June 30, 2024, the Company has established a globally diversified portfolio of 13 digital asset data centers across four continents, with 1,100 megawatts of available energy capacity for computing. The Company uses different strategies and structures (self-owned and operated, joint ventures, and third-party hosted) to diversify risk across the organization. It is the Company’s intent that self-owned and operated sites will represent a greater proportion of our portfolio over time. The Company’s core business is Utility-Scale Computing, which produces or “mines” bitcoin using one of the industry’s largest and most energy-efficient fleets of specialized computers. As of June 30, 2024, the Company had approximately 250,000 energized and operational mining rigs, capable of producing 31.5 exahashes per second with an efficiency of 25 joules per terahash, which the Company believes to be amongst the most efficient in the industry. Additionally, as of June 30, 2024, the Company held approximately 18,488 bitcoin on the Condensed Consolidated Balance Sheets.

RECENT DEVELOPMENTS

The Company has continued its recent focus on expanding its operational capabilities globally. Recent efforts include the following:

•On April 1, 2024, the Company, through its wholly owned subsidiary MARA USA Corporation, completed the acquisition of a bitcoin mining data center in Garden City, Texas, with a capacity of 200 megawatts, from Applied Digital Corporation, for a purchase price of $96.8 million cash consideration, including customary working capital adjustments that were paid during the second quarter of 2024. This is the Company’s second major acquisition of data centers dedicated to bitcoin mining and increases the amount of self-owned and operated megawatts in the Company’s mining portfolio to 54%. The bitcoin mining data center in Garden City, Texas is located adjacent to a wind farm and uses predominantly renewable energy. We are currently converting approximately 100 megawatts into economic value via bitcoin mining. We expect to expand our presence at the site in 2024 by an additional 100 megawatts to accommodate a total of 200-megawatts of capacity dedicated exclusively to MARA’s bitcoin mining operations.

•On April 19, 2024, a Bitcoin halving event occurred on the Bitcoin network. Halving is a key part of the Bitcoin protocol and serves to control the overall supply and reduce the risk of inflation in digital assets using a proof-of-work consensus algorithm. The Bitcoin halving event reduced the block subsidy by half from 6.25 to 3.125 bitcoin per block. Transaction fees, which together with the block subsidy comprise the block reward for successfully solving a block, is not directly impacted by the halving.

•During the second quarter of 2024, the Company introduced three business teams, primarily to better align the Company’s internal structure with its pursuit of growth opportunities, to further the Company’s focus on strategic initiatives, to bolster accountability by allowing the Company to better assess business team performance, and to help drive the Company’s efforts to diversify its business portfolio. The three business teams are as follows: (i) Utility Scale Mining, (ii) Energy Harvesting, and (iii) Technology, as well as support organizations.

•During the second quarter of 2024, the Company announced its Kaspa mining operations, as a potential way to diversify revenue while continuing to utilize its current infrastructure and expertise in digital asset compute. After successfully deploying the first Kaspa Application Specific Integrated Circuit (“ASIC”) mining rigs, the Company began scaling its operations. As of June 30, 2024, the Company held approximately 89 million Kaspa coins on our Condensed Consolidated Balance Sheets. As of now we incur significantly less cost to produce Kaspa in US dollar terms, which helps pay for our expenses and allows us to hold a larger amount of bitcoin on our Condensed Consolidated Balance Sheets.

•On July 25, 2024 the Company purchased $100.0 million of bitcoin, increasing our bitcoin holdings to over 20,000 BTC on the Condensed Consolidated Balance Sheets. The Company announced the intent to adopt a full holding onto bitcoin approach (“HODL”) towards its bitcoin treasury policy, retaining all bitcoin mined in its operations, periodically making strategic open market purchases.

NON-GAAP FINANCIAL MEASURES

In order to provide a more comprehensive understanding of the information used by our management team in financial and operational decision-making, we supplement our Condensed Consolidated Financial Statements that have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) with the non-GAAP financial measures of adjusted EBITDA and total margin excluding depreciation and amortization.

The Company defines adjusted EBITDA as (a) GAAP net income (loss) plus (b) adjustments to add back the impacts of (1) depreciation and amortization, (2) interest expense, (3) income tax expense (benefit) and (4) adjustments for non-cash and non-recurring items which currently include (i) stock compensation expense, (ii) early termination expenses, (iii) gain on investments and (iv) losses from extinguishment of debt. The Company defines total margin excluding depreciation and amortization as (a) GAAP total margin less (b) depreciation and amortization.

Management uses adjusted EBITDA and total margin excluding depreciation and amortization, along with the supplemental information provided herein, as a means of understanding, managing, and evaluating business performance and to help inform operating decision-making. The Company relies primarily on its Condensed Consolidated Financial Statements to understand, manage, and evaluate its financial performance and uses non-GAAP financial measures only supplementally.

We believe that adjusted EBITDA and total margin excluding depreciation and amortization are useful measures to us and to our investors because they exclude certain financial, capital structure, and non-cash items that we do not believe directly reflect our core operations and may not be indicative of our recurring operations, in part because they may vary widely across time and within our industry independent of the performance of our core operations. We believe that excluding these items enables us to more effectively evaluate our performance period-over-period and relative to our competitors. Adjusted EBITDA and total margin excluding depreciation and amortization may not be comparable to similarly titled measures provided by other companies due to potential differences in methods of calculations.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

	Three Months Ended June 30,		Favorable
(dollars in thousands)	2024	2023	(Unfavorable)
Revenues
Mining	$136,478	$81,759	$54,719
Hosting services	8,661	—	8,661
Total revenues	145,139	81,759	63,380

Costs and expenses
Cost of revenues
Mining	(85,838)	(55,222)	(30,616)
Hosting services	(8,049)	—	(8,049)
Depreciation and amortization	(87,808)	(37,275)	(50,533)
Total cost of revenues	(181,695)	(92,497)	(89,198)
Operating expenses
General and administrative expenses	(57,118)	(19,840)	(37,278)
Change in fair value of digital assets	(147,999)	25,162	(173,161)
Change in fair value of derivative instrument	38,251	—	38,251
Research and development	(3,845)	(651)	(3,194)
Early termination expenses	(5,660)	—	(5,660)
Amortization of intangible assets	(19,470)	—	(19,470)
Total operating expenses	(195,841)	4,671	(200,512)
Operating loss	(232,397)	(6,067)	(226,330)
Equity in net earnings of unconsolidated affiliate	49	—	49
Interest income	2,188	118	2,070
Interest expense	(1,369)	(2,840)	1,471
Other non-operating income	213	30	183
Loss before income taxes	(231,316)	(8,759)	(222,557)
Income tax benefit (expense)	31,657	(203)	31,860
Net loss	$(199,659)	$(8,962)	$(190,697)

Supplemental information:
bitcoin (“BTC”) production during the period, in whole BTC (1)	2,058	2,926	(868)
Average bitcoin per day, in whole BTC	22.9	32.2	(9.3)
Total margin (total revenues less total cost of revenues)	$(36,556)	$(10,738)	$(25,818)
Total margin excluding the impact of depreciation and amortization:
Mining (2)	$50,640	$26,537	$24,103
Hosting services (2)	$612	$—	$612
General and administrative expenses excluding stock-based compensation	$(28,786)	$(15,389)	$(13,397)
Installed Hash Rate (Exahashes per second) - at end of period (3)	31.5	21.8	9.7
Energized Hash Rate (Exahashes per second) - at end of period (3)	31.5	17.7	13.8
Average Operational Hash Rate (Exahashes per second) (4)	24.0	12.1	11.9
Cost per Petahash per day (5)	$41.0	$50.4	$(9.4)
Share of available miner rewards	3.7%	3.3%	0.4%
Number of blocks won	457	414	43
Transaction fees as a percentage of total	10.5%	8.2%	2.4%

Reconciliation to Adjusted EBITDA:
Net loss	$(199,659)	$(8,962)	$(190,697)
Exclude: Interest expense	1,369	2,840	(1,471)
Exclude: Income tax expense (benefit)	(31,657)	203	(31,860)
EBIT	(229,947)	(5,919)	(224,028)
Exclude: Depreciation and amortization (6)	110,815	37,275	73,540
EBITDA	(119,132)	31,356	(150,488)
Exclude: Stock compensation expense	28,332	4,451	23,881
Exclude: Early termination expenses (7)	5,660	—	5,660
Adjusted EBITDA	$(85,140)	$35,807	$(120,947)

(1) Includes 97 bitcoin representing the Company’s share of the equity method investee for the three months ended June 30, 2024.

(2) Mining and hosting services margin excluding the impact of depreciation and amortization is calculated using revenues less cost of revenues, excluding depreciation and amortization, for mining and hosting services, respectively.

(3) The Company defines Energized Hash Rate as the total hash rate that could be generated if all installed and energized machines were running at 100% of manufacturers’ specifications. The Company uses this metric only as an indicator of progress in bringing mining rigs online. The Company defines Installed Hash Rate as the total hash rate that could be generated if all installed machines were running at 100% of manufacturers’ specifications. The Company uses this metric only as an indicator of progress in deploying mining rigs at its production sites. The Company believes that these metrics are useful as an indicator of potential bitcoin production. However, these metrics cannot be tied directly to any production level expected to be actually achieved as (a) there may be delays in the energization of Installed Hash Rate (b) the Company cannot predict when installed and energized mining rigs may be offline for any reason, including curtailment or machine failure and (c) the Company cannot predict Global Hash Rate (and therefore the Company's share of the Global Hash Rate), which has a significant impact on the Company's ability to generate bitcoin in any given period.

(4) Defined as the daily Average Operational Hash Rate online during the period.

(5) Cost per Petahash per day is calculated using mining cost of revenues, excluding depreciation and amortization, divided by the Average Operational Hash Rate, excluding the Company’s share of the hash rate for the equity method investee, Abu Dhabi Global Markets company (the “ADGM Entity”).

(6) Includes approximately $3.5 million of depreciation and amortization as the Company’s share in the results of its equity method investee reported in Equity in net earnings of unconsolidated affiliate for the three months ended June 30, 2024.

(7) Early termination expenses represent amounts recognized as the cost to early terminate data center hosting agreements.

Revenues: The Company generated revenues of $145.1 million for the three months ended June 30, 2024, compared to $81.8 million in the prior year period. The $63.4 million or approximately 78% increase in revenues was primarily driven by a $78.6 million increase in the average price of bitcoin, partially offset by a $23.9 million decrease in bitcoin production, and the inclusion of $8.7 million in revenues generated from providing hosting services as a result of the GC Data Center Hosting, LLC acquisition in January of 2024. The average price of bitcoin mined was 136% higher than the average price of bitcoin mined in the prior year period and average daily bitcoin production was 22.9 bitcoin in the current year period compared with 32.2 in the prior year period. The Company produced 868 less bitcoin for the three months ended June 30, 2024 as compared to the prior year period primarily due to the halving event in April 2024, increased global hashrate and the continued impact of unexpected equipment failures at third-party operated sites and transmission line maintenance, partially offset by an improvement in average operational hashrate. Subsequent to June 30, 2024, the third-party site equipment failure and transmission line maintenance was completely resolved.

Cost of revenues – mining during the three months ended June 30, 2024 totaled $85.8 million compared to $55.2 million in the prior year period. The $30.6 million or approximately 55% increase was primarily driven by the growth in the Company’s hash rate from the deployment and energization of mining rigs in existing and new facilities, which increased hosting and energy costs, compared to the prior year period. Partially offsetting the increase was the impact of unexpected equipment failures and transmission line maintenance, which resulted in downtime that reduced hosting and energy costs. The Company’s Cost per Petahash per day improved from $50.4 to $41.0, or approximately 18.7%, in the three months ended June 30, 2024 when compared with the prior year period, primarily due to increased capacity, improved efficiencies and a reduction of third-party costs. The Company believes Cost per Petahash per day to be a key metric to evaluate its operating costs and expects it to reduce as the Company grows its operations towards 50.0 exahash.

Cost of revenues – hosting services of $8.0 million primarily includes cost of power and other hosting related operating costs to provide hosting services, which the company acquired through the GC Data Center Equity

Holdings, LLC acquisition in the first quarter of 2024. The Company continues to exit this business to strategically focus on its owned and operated mining business.

Cost of revenues – depreciation and amortization during the three months ended June 30, 2024 totaled $87.8 million compared to $37.3 million in the prior year period. The $50.5 million or approximately 136% increase was primarily due to the deployment of mining rigs since the prior year period from the increased scale of the business and the acquisitions of GC Data Center Equity Holdings, LLC and the Garden City Acquisition.

Total Margin was a loss of $36.6 million in the current year period compared to a loss of $10.7 million in the prior year period, a decrease of $25.8 million or approximately 240%. The following table summarizes the factors that impacted the decrease in total margin for the three months ended June 30, 2024 as compared to the prior year period:

Revenue:		(in thousands)
●	Higher average price of bitcoin produced and other revenue	$78,579
●	Lower amount of bitcoin produced	(23,860)
●	Third-party hosting	8,661
Cost of revenue – energy, hosting and other:
●	Higher costs due to growth in hash rate	(60,377)
●	Decrease production on cost of revenues	29,761
●	Third-party hosting	(8,049)
Cost of revenue – depreciation and amortization:
●	Increased due to deployment of mining rigs	(47,805)
●	Increased due to third-party hosting services	(2,728)
		$(25,818)

General and administrative expenses: General and administrative expenses were $57.1 million for the three months ended June 30, 2024, compared to $19.8 million in the prior year period, an increase of $37.3 million or approximately 188%. General and administrative expenses excluding stock-based compensation was $28.8 million in the current year period compared to $15.4 million in the prior year period. This $13.4 million or approximately 87% increase in expenses was primarily due to the increased scale of the business and acquisitions, including payroll and benefits, professional fees, facility and equipment expenses, and other third-party costs associated with growth in the business. The increase in stock-based compensation of $28.3 million in the current year period compared to $4.5 million in the prior year period resulted from issuing the Company's 2023 performance-based stock awards in January 2024 and the introduction of a new long-term performance-based stock award program for 2024 in May 2024. The Company’s increased headcount from 40 employees as of June 30, 2023 to approximately 109 employees as of June 30, 2024 further contributed to the increase in stock-based compensation expense.

Change in fair value of digital assets: The Company recognized a loss on digital assets of $148.0 million for the three months ended June 30, 2024, compared to a gain of $25.2 million in the prior year period. The $173.2 million or approximately 688% decrease was primarily related to the unfavorable mark-to-market adjustment in the current year period due to the decrease in bitcoin price from $71,289 to $62,668, from March 31, 2024 to June 30, 2024, respectively and the underlying digital assets held at the respective dates. As of June 30, 2024, the Company had 18,488 bitcoin, an increase of 47% compared to the prior year period. The Company views bitcoin on its Condensed Consolidated Balance Sheets an important treasury reserve asset and expects to continue to invest in future.

Change in fair value of derivative: The Company acquired a commodity swap contract as a result of its January 12, 2024 acquisition of GC Data Center Equity Holdings, LLC. The commodity swap contract hedges price variability in electricity purchases and expires on December 31, 2027. The commodity swap contract is a derivative instrument and remeasured at fair value each reporting period with changes recognized on the Condensed Consolidated Statements of Operations. The fair value increased for the three months ended June 30, 2024, primarily due to the increase in the electricity forward curve prices during the current period compared to the contracted fixed price.

Research and development: Research and development expenses were $3.8 million for the three months ended June 30, 2024 compared to $0.7 million in the prior year period. These expenses consisted primarily of contractor costs, equipment, supplies, personnel, and related expenses for our mining and technology businesses.

Early termination expenses: During the three months ended June 30, 2024, the Company finalized an agreement to early terminate a data center hosting agreement with one of its customers for $5.7 million, net of deposit refund.

Amortization of intangible assets: During the three months ended June 30, 2024, the Company fully amortized the customer relationships acquired in the GC Data Center Equity Holdings, LLC acquisition for $19.3 million, due to the Company’s strategic decision to exit hosting services business and termination of customer relationships during the period. There was no amortization expense of intangible assets in the prior year period.

Interest income: Interest income was $2.2 million for the three months ended June 30, 2024 compared to $0.1 million in the prior year period. The $2.1 million increase was primarily due to the higher balance of cash and cash equivalents and an increase in interest rates in the current year period.

Interest expense: Interest expense was $1.4 million for the three months ended June 30, 2024 compared to $2.8 million in the prior year period. The $1.5 million, or approximately 52% decrease was primarily a result of lower interest costs following the exchange of $416.8 million aggregate principal amount of Notes for shares of the Company’s common stock during the year ended December 31, 2023.

Income tax benefit (expense): The Company recorded income tax benefit of $31.7 million for the three months ended June 30, 2024 compared to an income tax expense of $0.2 million in the prior year period. The $31.7 million tax benefit was primarily due to the release of its valuation allowance associated with deferred tax assets and the reduction of deferred tax liabilities for the decrease in fair value of bitcoin during the current period.

Net loss: The Company recorded a net loss of $199.7 million for the three months ended June 30, 2024 compared to a net loss of $9.0 million in the prior year period. The $190.7 million decrease in earnings was primarily driven by an increase in the average price of bitcoin, an increase in the change of fair value of derivative instrument, and revenues generated from providing hosting service. These increases were offset by an unfavorable mark-to-market adjustment of digital assets, a decrease in bitcoin production, increased mining costs associated with the growth in our energized hash rate as we deployed additional mining rigs, increased general and administrative expenses, and increased costs related to the acquisition and operation of our new data centers.

Adjusted EBITDA: Adjusted EBITDA loss was $85.1 million for the three months ended June 30, 2024 compared to an adjusted EBITDA of $35.8 million in the prior year period. The $120.9 million decrease was primarily driven by an unfavorable fair value adjustment to digital assets of $148.0 million and lower production of bitcoin.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

	Six Months Ended June 30,		Favorable
(dollars in thousands)	2024	2023	(Unfavorable)
Revenues
Mining	$280,901	$132,891	$148,010
Hosting services	29,436	—	29,436
Total revenues	310,337	132,891	177,446

Costs and expenses
Cost of revenues
Mining	(157,078)	(88,599)	(68,479)
Hosting services	(27,020)	—	(27,020)
Depreciation and amortization	(165,803)	(55,008)	(110,795)
Total cost of revenues	(349,901)	(143,607)	(206,294)
Operating expenses
General and administrative expenses	(130,429)	(34,976)	(95,453)
Change in fair value of digital assets	340,808	162,560	178,248
Change in fair value of derivative	22,999	—	22,999
Research and development	(6,311)	(860)	(5,451)
Early termination expenses	(27,757)	—	(27,757)
Amortization of intangible assets	(22,439)	—	(22,439)
Total operating expenses	176,871	126,724	50,147
Operating income	137,307	116,008	21,299
Gain on investments	5,236	—	5,236
Loss on hedge instruments	(2,292)	—	(2,292)
Equity in net earnings of unconsolidated affiliate	1,308	—	1,308
Net loss from extinguishment of debt	—	(333)	333
Interest income	4,761	910	3,851
Interest expense	(2,625)	(6,600)	3,975
Other non-operating income	213	30	183
Income before income taxes	143,908	110,015	33,893
Income tax expense	(6,394)	(278)	(6,116)
Net income	$137,514	$109,737	$27,777

Supplemental information:
bitcoin (“BTC”) production during the period, in whole BTC (1)	4,869	5,121	(252)
Average bitcoin per day, in whole BTC	26.8	28.3	(1.5)
Total margin (total revenues less total cost of revenues)	$(39,564)	$(10,716)	$(28,848)
Total margin excluding the impact of depreciation and amortization:
Mining	$123,823	$44,292	$79,531
Hosting services	$2,416	$—	$2,416
General and administrative expenses excluding stock-based compensation	$(50,184)	$(26,580)	$(23,604)
Installed Hash Rate (Exahashes per second) - at end of period	31.5	21.8	9.7
Energized Hash Rate (Exahashes per second) - at end of period	31.5	17.7	13.8
Average Operational Hash Rate (Exahashes per second)	21.2	12.1	9.1
Cost per Petahash per day	$42.8	$51.7	$(8.9)
Share of available miner rewards	3.2%	2.9%	0.3%
Number of blocks won	825	635	190
Transaction fees as a percentage of total	8.8%	6.2%	2.5%

Reconciliation to Adjusted EBITDA:
Net income	$137,514	$109,737	$27,777
Exclude: Interest expense	2,625	6,600	(3,975)
Exclude: Income tax expense	6,394	278	6,116
EBIT	146,533	116,615	29,918
Exclude: Depreciation and amortization (2)	194,363	55,008	139,355
EBITDA	340,896	171,623	169,273
Exclude: Stock compensation expense	80,245	8,396	71,849
Exclude: Early termination expenses	27,757	—	27,757
Exclude: Gain on investments	(5,236)	—	(5,236)
Exclude: Net loss from extinguishment of debt	—	333	(333)
Adjusted EBITDA	$443,662	$180,352	$263,310

(1) Includes 268 bitcoin representing the Company’s share of the equity method investee, the ADGM entity, for the six months ended June 30, 2024.

(2) Includes approximately $6.1 million of depreciation and amortization from the Company’s share in the results of its equity method investee, the ADGM entity, reported in Equity in net earnings of unconsolidated affiliate for the six months ended June 30, 2024.

Revenues: The Company generated revenues of $310.3 million for the six months ended June 30, 2024, compared to $132.9 million in the prior year period. The $177.4 million or approximately 134% increase in revenues was primarily driven by a $161.5 million increase in the average price of bitcoin mined, partially offset by a $13.5 million decrease in bitcoin production, and the inclusion of $29.4 million in revenues generated from providing hosting services as a result of the GC Data Center Hosting, LLC acquisition in January of 2024. The average price of bitcoin mined was 125% higher than the average price of bitcoin mined in the prior year period and average daily bitcoin production was 26.8 bitcoin in the current year period compared with 28.3 in the prior year period. The Company produced 252 less bitcoin for the six months ended June 30, 2024 as compared to the prior year period primarily due to the halving event in April 2024, increased global hashrate and the continued impact of unexpected equipment failures at third-party operated sites and transmission line maintenance, partially offset by an improvement in average operational hashrate. Subsequent to June 30, 2024, the third-party site equipment failure and transmission line maintenance was completely resolved.

Cost of revenues – mining during the six months ended June 30, 2024, totaled $157.1 million compared to $88.6 million in the prior year period. The $68.5 million or approximately 77% increase was primarily driven by the growth in the Company’s hash rate from the deployment and energization of mining rigs in existing and new facilities, which increased hosting and energy costs, compared to the prior year period. Partially offsetting the increase was the impact of unexpected equipment failures and transmission line maintenance, which resulted in downtime that reduced hosting and energy costs. The Company’s Cost per Petahash per day improved from $51.7 to $42.8, or approximately 17.1%, in the six months ended June 30, 2024 when compared to the prior year period, primarily due to increased capacity, improved efficiencies and a reduction of third-party costs. The Company believes Cost per Petahash per day to be a key metric to evaluate its operating costs and expects it to reduce as the Company grows its operations towards 50.0 exahash.

Cost of revenues – hosting services of $27.0 million primarily includes cost of power and other hosting related operating costs to provide hosting services. Hosting services includes results beginning from January 12, 2024, the date of the acquisition of GC Data Center Equity Holdings, LLC.

Cost of revenues – depreciation and amortization during the six months ended June 30, 2024 totaled $165.8 million compared to $55.0 million in the prior year period. The $110.8 million or approximately 201% increase was primarily due to the deployment of mining rigs since the prior year period from the increased scale of the business and the acquisitions of GC Data Center Holdings, LLC and the Garden City Acquisition.

Total Margin was a loss of $39.6 million in the current year period compared to a loss of $10.7 million in the prior year period, a decrease of approximately $28.8 million. The following table summarizes the factors that impacted the decrease in total margin for the six months ended June 30, 2024 as compared to the prior year period:

Revenue:		(in thousands)
●	Higher average price of bitcoin produced and other revenue	$161,504
●	Lower amount of bitcoin produced	(13,494)
●	Third-party hosting	29,436
Cost of revenue – energy, hosting and other:
●	Higher costs due to growth in hash rate	(86,232)
●	Decrease production on cost of revenues	17,753
●	Third-party hosting	(27,020)
Cost of revenue – depreciation and amortization:
●	Increased due to deployment of mining rigs	(105,448)
●	Increased due to third-party hosting services	(5,347)
Total margin		$(28,848)

General and administrative expenses: General and administrative expenses were $130.4 million for the six months ended June 30, 2024, compared to $35.0 million in the prior year period, an increase of $95.5 million or approximately 273%. General and administrative expenses excluding stock-based compensation was $50.2 million in the current year period compared to $26.6 million in the prior year period. The $23.6 million or approximately 89% increase in expenses was primarily due to the increased scale of the business and acquisitions, including payroll and benefits, professional fees, facility and equipment expenses, and other third-party costs associated with the growth in the business. The increase in stock-based compensation of $80.2 million in the current year period and $8.4 million in the prior year period resulted from issuing the Company's 2023 performance-based stock awards in January 2024 and the introduction of a new long-term performance-based stock award program for 2024 in May 2024. The Company’s headcount increased from 40 employees as of June 30, 2023 to 109 employees as of June 30, 2024, further contributed to the increase in stock-based compensation expense.

Change in fair value of digital assets: The Company recognized a gain on digital assets of $340.8 million, compared to a gain of $162.6 million in the prior year period. The $178.2 million or approximately 110% increase was primarily related to the increase in bitcoin price from $42,288 to $62,668 from December 31, 2023 to June 30, 2024, respectively and the underlying digital assets held at the respective dates. As of June 30, 2024, the Company had 18,488 bitcoin, an increase of 47% compared to the prior year period. The Company views bitcoin on its Condensed Consolidated Balance Sheets an important treasury reserve asset and expects to continue to invest in future.

Change in fair value of derivative: The Company acquired a commodity swap contract as a result of its acquisition of GC Data Center Equity Holdings, LLC. The commodity swap contract hedges price variability in electricity purchases and expires on December 31, 2027. The commodity swap contract is a derivative instrument and remeasured at fair value each reporting period with changes recognized on the Condensed Consolidated Statements of Operations. The fair value increased for the six months ended June 30, 2024, primarily due to the increase in the electricity forward curve prices during the current year period compared to the contracted fixed price.

Research and development: Research and development expenses were $6.3 million for the six months ended June 30, 2024 compared to $0.9 million in the prior year period. These expenses consisted primarily of contractor costs, equipment, supplies, personnel, and related expenses for our mining and technology businesses.

Early termination expenses: On January 30, 2024, the Company entered into a termination and transition agreement (“Agreement”) with the operator, US Bitcoin Corp (“USBTC”), of the two sites from the January 12, 2024, acquisition of GC Data Center Equity Holdings, LLC. The Company and USBTC agreed to terminate the acquired operating agreement for a termination fee of $19.5 million, net of deposit refund. In addition, the Company finalized an agreement to early terminate a data center hosting agreement with one of its customers and in accordance with the agreement, the Company forgave the outstanding accounts receivable balance of $8.3 million.

Amortization of intangible assets: During the six months ended June 30, 2024, the Company fully amortized the customer relationships acquired in the GC Data Center Equity Holdings, LLC acquisition for $22.0 million, due to the Company’s strategic decision to exit hosting services business and termination of customer relationships during the period. There was no amortization expense of intangible assets in the prior year period.

Net loss from extinguishment of debt: In March 2023, the Company prepaid the outstanding balance on its term loan facility with Silvergate Bank and terminated the term loan facility. The Company and Silvergate agreed to also terminate the Company’s revolving credit facilities. In connection with the termination of the credit facility, the Company recorded a loss in the amount of $0.3 million to “Net loss from extinguishment of debt” in the Condensed Consolidated Statements of Operations.

Equity in net earnings of unconsolidated affiliate: During the six months ended June 30, 2024, the Company recorded its share of net earnings for its 20% interest in the ADGM Entity in the amount of $1.3 million, which began mining operations during the third quarter of 2023. The Company’s share of the ADGM Entity’s operating results included earnings from the production of 268 bitcoin, a $4.1 million impairment of property, plant and equipment and approximately $6.1 million of depreciation and amortization during the six months ended June 30, 2024.

Loss on hedge instruments: During the six months ended June 30, 2024, the Company recorded a $2.3 million realized loss related to bitcoin hedging activities. The Company has significant bitcoin holdings on its balance sheet and from time to time will evaluate, as part of its risk management and treasury management process, short-term hedging or yield enhancing opportunities. The Company has an Investment Committee composed of cross functional members of its senior executive team that evaluates market conditions to set hedging, investments, and monetization of bitcoin strategies. There were no outstanding hedging transactions as of the six months ended June 30, 2024 and there were no such activities in the prior year period.

Interest income: Interest income was $4.8 million for the six months ended June 30, 2024 compared to $0.9 million in the prior year period. The $3.9 million increase was primarily due to the higher balance of cash and cash equivalents and an increase in interest rates in the current year period.

Interest expense: Interest expense was $2.6 million for the six months ended June 30, 2024 compared to $6.6 million in the prior year period. The $4.0 million or approximately 60% decrease was primarily a result of lower interest costs following the exchange of $416.8 million aggregate principal amount of the Notes for shares of the Company’s common stock in September 2023.

Income tax expense: The Company recorded income tax expense of $6.4 million for the six months ended June 30, 2024 compared to an income tax expense of $0.3 million in the prior year period. The $6.4 million tax expense was primarily due to the establishment of deferred tax liabilities for the significant increase in fair value of bitcoin during the current year period partially offset by the release of its valuation allowance associated with deferred tax assets.

Net income: The Company recorded net income of $137.5 million for the six months ended June 30, 2024 compared to net income of $109.7 million in the prior year period. The $27.8 million or approximately 25% increase in earnings was primarily driven by the favorable mark-to-market adjustment of digital assets, an increase in the average price of bitcoin, an increase in the change of fair value of derivative instruments, and revenues generated from providing hosting services. These increases were partially offset by a decrease in bitcoin production, increased mining costs associated with the growth in our energized hash rate as we deployed additional mining rigs, increased general and administrative expenses, and increased costs related to the acquisition and operation of our new data centers, including early termination fees incurred to exit customers in pursuit of the Company’s objective to self-mine at these sites.

Adjusted EBITDA: Adjusted EBITDA was $443.7 million for the six months ended June 30, 2024 compared to adjusted EBITDA of $180.4 million in the prior year period. The $263.3 million increase was primarily driven by favorable fair value adjustments to digital assets of $340.8 million and an increase in the average price of bitcoin.

FINANCIAL CONDITION AND LIQUIDITY

The following table presents a summary of the Company’s cash flow activity for the six months ended June 30, 2024 and 2023:

	For the Six Months Ended June 30,
(in thousands)	2024	2023
Net cash used in operating activities	$(203,511)	$(142,868)
Net cash used in investing activities	(694,587)	(33,951)
Net cash provided by financing activities	808,812	192,275
Net increase (decrease) in cash, cash equivalents and restricted cash	(89,286)	15,456
Cash, cash equivalents and restricted cash — beginning of period	357,313	112,505
Cash, cash equivalents and restricted cash — end of period	$268,027	$127,961

Cash flows for the six months ended June 30, 2024: Cash, cash equivalents and restricted cash totaled $268.0 million at June 30, 2024, a decrease of $89.3 million from December 31, 2023.

Cash flows from operating activities resulted in a use of funds of $203.5 million, as net income, adjusted for non-cash and non-operating items, in the amount of $70.7 million was more than offset by the use of cash of $274.2 million from changes in operating assets and liabilities. When the Company produces and holds bitcoin on its Condensed Consolidated Balance Sheets, it excludes such produced and held bitcoin from its operating cash flows. As the Company monetizes bitcoin in the future, those proceeds are reported as cash flows from investing activities. Changes in cash flows from operating assets and liabilities were driven by a use of funds associated with changes in digital assets of $280.7 million due to the non-cash adjustment for bitcoin mining revenues and deposits of $16.5 million resulting from increased deposits associated with hosting agreements.

Cash flows from investing activities resulted in a use of funds of $694.6 million, primarily resulting from the use of funds for advances to vendors of $465.3 million, payment for the acquisition of businesses of $275.9 million, capital expenditures of $26.3 million, purchase of digital assets of $19.0 million, purchase of $8.0 million of Auradine’s preferred stock, and an investment in an equity method investee of $13.8 million, partially offset by proceeds from the sale of digital assets of $113.7 million.

Cash flows from financing activities resulted in a source of cash of $808.8 million, primarily from the periodic issuance of common stock under the Company’s 2024 ATM (as defined below) of $834.2 million and the repurchase of shares in settlement of employee taxes upon restricted stock vesting.

Bitcoin holdings as of June 30, 2024: At June 30, 2024, the Company held approximately 18,488 bitcoin on its Condensed Consolidated Balance Sheets with a fair value of $1,158.6 million. The Company’s holdings as of June 30, 2024 excluded 50 bitcoins owned by the Company’s equity method investee, the ADGM Entity, but allocable to the Company, and pending distribution to the Company. At June 30, 2024, the fair value of a single bitcoin was approximately $62,668. As a result, the fair market value of the Company’s bitcoin holdings at June 30, 2024, was approximately $1,158.6 million. The Company expects that its future bitcoin holdings will generally increase but will fluctuate from time to time, both in number of bitcoin held and fair value in U.S. dollars, depending upon operating and market conditions. The Company intends to add to its bitcoin holdings primarily through its production activities and from time to time purchases. The Company historically sold bitcoin as a means of generating cash to fund monthly operating costs and for general corporate purposes. During the six months ended June 30, 2024, the Company purchased 271 bitcoin for $16.1 million. Subsequent to the quarter end, the Company announced acquiring $100.0 million bitcoin as part of its strategy to hold bitcoin and not sell for the foreseeable future. As a result of the Company’s adoption of the aforementioned strategy, the Company anticipates funding its operations and investing activities principally from available cash and cash equivalents and from its financing activities.

Kaspa holdings as of June 30, 2024: In 2023, the Company began evaluating Kaspa as a potential way to diversify its revenue while continuing to utilize its current infrastructure and expertise in digital asset compute. After successfully deploying its first Kaspa ASICs in September 2023, the Company began scaling its operations. At June 30, 2024, the Company held approximately 88,969,525 Kaspa coins on its Condensed Consolidated Balance Sheets with a fair value of $17.1 million. At June 30, 2024, the fair value of a single Kaspa coin was approximately $0.1924. As a result, the fair market value of the Company’s Kaspa holdings at June 30, 2024 was approximately $17.1 million. The Company intends to add to its Kaspa holdings primarily through its production activities. As of now we incur significantly less cost to produce Kaspa in US dollar terms, which helps pay for our expenses and allows us to hold a larger amount of Bitcoin on our Condensed Consolidated Balance Sheets.

At-the-Market Offering Programs and Proceeds: As of June 30, 2024, the Company has sold 17,472,602 shares of common stock for an aggregate purchase price of $344.9 million, net of offering costs, pursuant to the 2024 ATM.

Liquidity and Capital Resources: Cash and cash equivalents, excluding restricted cash, totaled $256.0 million and the fair value of digital asset holdings was $1,175.7 million at June 30, 2024. The combined value of cash and cash equivalents, excluding restricted cash, and digital assets, as of June 30, 2024, was $1,431.8 million.

The Company expects to have sufficient liquidity, including cash on hand and access to public capital markets to support ongoing operations. The Company will continue to seek to fund its business activities, and especially its growth opportunities, through the public capital markets, primarily through periodic equity issuances using its at-the-market facilities.

The risks to the Company’s liquidity outlook would include events that materially diminish its access to capital markets and/or the value of its bitcoin holdings and production capabilities, including:

•Failure to effectively execute the Company’s growth strategies;

•Challenges in the bitcoin mining space and/or additional contagion events (such as the FTX collapse and subsequent bankruptcies of bitcoin mining companies in 2022 and 2023) which could damage the credibility of, and therefore investor confidence in, companies engaged in the digital assets space, including MARA;

•Declines in bitcoin prices and/or production, as well as impacts from bitcoin halving events, which would impact both the value of the Company’s bitcoin holdings and its ongoing profitability;

•Significant increases in electricity costs if these cost increases were not accompanied by increases in the price of bitcoin, as this would also reduce profitability; and

•Deteriorating macroeconomic conditions, including the impacts of inflation and increased interest rates, as well as instability in the banking system.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company contracts with service providers for hosting its equipment and operational support in data centers where the Company’s equipment is deployed. Under these arrangements, the Company expects to pay at a minimum approximately (i) $110.5 million during the remainder of calendar year 2024, (ii) $595.8 million in total payments during the calendar years 2025 through 2027, and (iii) $1.6 million in total payments during the calendar year 2028. Under certain of these arrangements, the Company is required to pay variable pass-through power and service fees in addition to these estimated minimum amounts.

The Company has purchase agreements to purchase miners and other mining equipment for a total purchase price of $508.0 million that are expected to be delivered during 2024. To date, we have made installment payments totaling $448.0 million. We expect to make periodic payments in accordance with the payment schedule with the final payment expected to occur during 2024.

Assuming the remaining Notes are not converted into common stock, repurchased or redeemed prior to maturity, (i) remaining interest payments relating to the Notes will approximate $1.7 million through the remainder of the calendar year 2024, (ii) annual interest payments of approximately $3.3 million in each calendar year from 2025 through 2026, and (iii) principal in the amount of $330.7 million upon the maturity in November 2026, will be payable under the Notes. Refer to Note 13 – Debt, for further information.

CRITICAL ACCOUNTING ESTIMATES

The following accounting estimates relate to the significant areas involving management’s judgments and estimates in the preparation of the Company’s financial statements, and are those that it believes are the most critical to aid the understanding and evaluation of this management discussion and analysis:

•Long-lived assets

•Income taxes

•Assets acquired and liabilities assumed in a business combination

•Goodwill impairment

•Loss contingencies

Long-Lived Assets

The Company has long-lived assets that consist primarily of property and equipment stated at cost, net of accumulated depreciation and impairment, as applicable. The depreciation charge is calculated on a straight-line basis and depends on the estimated useful lives of each type of asset and, in certain circumstances, estimates of fair values and residual values. The Company’s property and equipment is primarily composed of digital asset mining rigs, which are largely homogeneous and have approximately the same useful lives. Accordingly, the Company utilizes the group method of depreciation for its digital asset mining rigs. The Company updates the estimated useful lives of its asset group of digital asset mining rigs periodically as information on the operations of the mining rigs indicates changes are required. The Company assesses and adjusts the estimated useful lives of its mining rigs when there are indicators that the productivity of the mining assets is higher or lower than the assigned estimated useful lives.

Management reviews the Company’s long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of their carrying amount to the undiscounted future cash flows expected to be generated thereby. If such assets are not recoverable based on that test, impairment is recorded in the amount by which the carrying amount of the assets exceeds their fair value as determined in accordance with Accounting Standard Codification (“ASC”) 820.

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

Loss Contingencies

In the ordinary course of business, the Company may be involved in legal proceedings, claims and governmental and/or regulatory reviews. Management periodically reviews estimates of potential costs to be incurred by the Company in connection with the adjudication or settlement, if any, of these matters. These estimates are developed, as applicable in consultation with outside counsel, and are based on an analysis of potential outcomes. In accordance with ASC 450, Contingencies, loss contingencies are accrued if, in the opinion of management, an adverse outcome is probable and such financial outcome can be reasonably estimated. The accruals may change in the future due to new developments in each matter or changes in our litigation strategy. It is possible that future results for any particular quarter or annual period may be materially affected by changes in our estimates or outcomes relating to these matters.

Given the uncertain nature of litigation generally, we are not able in all cases to estimate the amount or range of loss that could result from an unfavorable outcome of the litigation to which we are a party. In view of these uncertainties, we could incur charges in excess of any currently established accruals and, to the extent available, liability insurance. In the opinion of management, any such future charges, individually or in the aggregate, could have a material adverse effect on our consolidated results of operations, financial condition and/or consolidated cash flows.

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

At June 30, 2024, we held approximately 18,488 bitcoin and the fair value of a single bitcoin was approximately $62,668, meaning that the fair value of our bitcoin holdings on that date was approximately $1,158.6 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that its disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2024 due to a material weakness in internal control over financial reporting as described below.

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

To file a report, use the Client Code “MarathonPG” and pick one of the following options:

•Call: 1-877-647-3335

•Click: http://www.RedFlagReporting.com

Change in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting other than the ongoing remediation efforts undertaken by management.

PART II

ITEM 1. LEGAL PROCEEDINGS

Other than as disclosed in Note 15 - Legal Proceedings in the notes to the Company’s Condensed Consolidated Financial Statements included in this Quarterly Report, we are presently not a party to any material litigation or regulatory proceeding and are not aware of any pending or threatened litigation or regulatory proceeding against us which, individually or in the aggregate, could have a material adverse effect on our business, operating results, financial condition or cash flows.

ITEM 1A. RISK FACTORS

Other than the additional risk factors herein, we are not aware of any additional material changes to the risk factors set forth under the caption “Risk Factors” in Part II, Item 1A of our Annual Report, which are incorporated herein by reference. The risks described in our Annual Report are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business, financial condition, operating results, liquidity, and future prospects.

Regulatory changes or actions may restrict the use of digital assets or the operation of the Bitcoin network in a manner that adversely affects an investment in our securities.

Until recently, little regulatory attention was directed toward digital assets and the Bitcoin network by U.S. federal and state governments, foreign governments and self-regulatory agencies. As digital assets have grown in popularity and in market size, the Federal Reserve Board, U.S. Congress and certain U.S. agencies (e.g., the Commodity Futures Trading Commission, the SEC, the Financial Crimes Enforcement Network and the Federal Bureau of Investigation) have begun to examine the operations of the Bitcoin network, digital asset users and the digital asset exchange market. Many of these entities have called for heightened regulatory oversight. As the regulatory and legal environment evolves, including as a result of the 2024 U.S. presidential and congressional elections, our business and industry, and the price of digital assets, may be adversely affected.

Digital assets currently face an uncertain regulatory landscape in not only the United States but also in many foreign jurisdictions such as the European Union, China and Russia. While certain governments such as Germany, where the Ministry of Finance has declared bitcoin to be “Rechnungseinheiten” (a form of private money that is recognized as a unit of account, but not recognized in the same manner as fiat currency), have issued guidance as to how to treat bitcoin, most regulatory bodies have not yet issued official statements regarding intention to regulate or determinations on regulation of digital assets, the Bitcoin network and digital asset users. The effect of any future regulatory change on us, bitcoin, or other digital assets is impossible to predict, but could be substantial and adverse to us and could adversely affect an investment in our securities.

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

Additionally, our stockholders have experienced and will continue to experience dilution due to the issuance of our common stock through at-the-market offerings. Dilution could intensify as a result of our strategy to hold all of the bitcoin on our balance sheet, which may necessitate increased issuances through at-the-market offerings to fund our operations.

Our digital asset lending arrangements expose us to risks of nonrepayment by borrowers and operational and cybersecurity failures.

From time to time, we may generate income from digital asset lending arrangements. Lending digital assets involves risk of default, particularly in a highly volatile market. Borrowers may fail to repay their loans due to market downturns, fraud or other financial challenges. As our digital asset loans are unsecured, they would rank subordinate to a borrower’s secured loans if the borrower becomes insolvent, which could result in substantial financial losses.

Additionally, digital asset lending platforms are susceptible to operational and cybersecurity risks. Technical failures, software bugs and system outages can disrupt lending activities or cause transaction errors. Cybersecurity breaches and attacks could result in the loss or theft of our loaned digital assets, leading to significant financial damage.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Repurchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2024 through April 30, 2024	32,979	$20.24	—	$—
May 1, 2024 through May 31, 2024	245,163	16.09	—	—
June 1, 2024 through June 30, 2024	100,278	19.59	—	—
Total	378,420	$17.38	—	$—

(1) The average price paid for shares in connection with vesting of restricted stock units are averages of the closing stock price at the vesting date, which is used to calculate the number of shares withheld.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Director and Officer Trading Plans and Arrangements

On May 13, 2024, Doug Mellinger, a member of the Company’s board of directors, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “10b5-1 Plan”). Mr. Mellinger’s 10b5-1 Plan provides for the potential sale of up to 10,000 shares of the Company’s common stock between the first potential sale date on August 12, 2024 and the expiration of the 10b5-1 Plan on May 13, 2025.

On June 5, 2024, Jay Leupp, a member of the Company’s board of directors, entered into a 10b5-1 Plan. Mr. Leupp’s 10b5-1 Plan provides for the potential sale of up to 31,200 shares of the Company’s common stock between the first potential sale date on September 4, 2024 and the expiration of the 10b5-1 Plan on June 5, 2025.

On June 18, 2024, Fred Thiel, Chief Executive Officer and Chairperson of the Board, entered into a 10b5-1 Plan. Mr. Thiel’s 10b5-1 Plan provides for the potential sale of up to 357,572 shares of the Company’s common stock between the first potential sale date on September 16, 2024 and the expiration of the 10b5-1 Plan on September 16, 2025.

On June 18, 2024, Salman Khan, Chief Financial Officer, entered into a 10b5-1 Plan. Mr. Khan’s 10b5-1 Plan provides for the potential sale of up to 66,800 shares of the Company’s common stock between the first potential sale date on September 16, 2024 and the expiration of the 10b5-1 Plan on December 31, 2024.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report.

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Provided Herewith
10.1	First Amendment to Marathon Digital Holdings, Inc. Amended and Restated 2018 Equity Incentive Plan	8-K	6/28/2024	10.1
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

*	This certification is not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 1, 2024

MARATHON DIGITAL HOLDINGS, INC.

		By:	/s/ Fred Thiel
		Name:	Fred Thiel
		Title:	Chief Executive Officer and Chairperson of the Board
(Principal Executive Officer)

		By:	/s/ Salman Khan
		Name:	Salman Khan
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)