Form 10-Q
period 2024-09-30
MARA Holdings, Inc.
filed 2024-11-12
CIK 1507605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from _______to______

Commission File Number: 001-36555

 MARA HOLDINGS, INC.
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

As of November 5, 2024, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 321,831,487.

PART I

ITEM 1. FINANCIAL STATEMENTS

MARA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
(in thousands, except share and per share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$164,256	$357,313
Restricted cash	12,000	—
Digital assets	17,099	639,660
Accounts receivable, net	2,792	—
Deposits	26,497	7,240
Prepaid expenses and other current assets	16,728	25,590
Total current assets	239,372	1,029,803

Digital assets	1,693,122	—
Property and equipment, net	1,092,140	671,772
Advances to vendors	240,322	95,589
Investments	154,046	106,292
Long-term deposits	56,185	59,790
Long-term prepaids	19,616	27,284
Operating lease right-of-use assets	9,363	443
Goodwill	45,362	—
Intangible assets, net	1,975	—
Deferred tax assets	28,646	—
Total long-term assets	3,340,777	961,170
TOTAL ASSETS	$3,580,149	$1,990,973

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,561	$11,343
Accrued expenses	36,861	22,291
Derivative instrument, current portion	6,276	—
Operating lease liabilities, current portion	367	124
Finance lease liability, current portion	179	—
Other current liabilities	3,545	—
Total current liabilities	59,789	33,758
Long-term liabilities:
Notes payable	618,683	325,654
Derivative instrument, net of current portion	17,970	—
Operating lease liabilities, net of current portion	15,014	354
Finance lease liability, net of current portion	4,832	—
Deferred tax liabilities	—	15,286
Other long-term liabilities	8,268	—
Total long-term liabilities	664,767	341,294
See accompanying notes to the Condensed Consolidated Financial Statements

Commitments and Contingencies (Note 16)

Stockholders’ Equity:
Preferred stock, par value $0.0001 per share, 50,000,000 shares authorized; no shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, par value $0.0001 per share, 500,000,000 shares authorized; 304,912,746 shares and 242,829,391 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	30	24
Additional paid-in capital	3,410,478	2,183,537
Accumulated deficit	(554,915)	(567,640)
Total stockholders’ equity	2,855,593	1,615,921
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,580,149	$1,990,973
See accompanying notes to the Condensed Consolidated Financial Statements

MARA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2024	2023	2024	2023
Total revenues	$131,647	$97,849	$441,984	$230,740

Costs and expenses
Cost of revenues
Mining and hosting services	(97,527)	(59,628)	(281,625)	(148,227)
Depreciation and amortization	(101,136)	(53,548)	(266,939)	(108,556)
Total cost of revenues	(198,663)	(113,176)	(548,564)	(256,783)
Operating expenses
General and administrative expenses	(63,725)	(19,428)	(194,154)	(54,404)
Change in fair value of digital assets	30,088	(44,692)	370,896	117,868
Change in fair value of derivative instrument	(58,234)	—	(35,235)	—
Research and development	(2,813)	(713)	(9,124)	(1,573)
Early termination expenses	(10,304)	—	(38,061)	—
Amortization of intangible assets	(219)	—	(22,658)	—
Total operating expenses	(105,207)	(64,833)	71,664	61,891
Operating income (loss)	(172,223)	(80,160)	(34,916)	35,848
Gain (loss) on investments	(1,000)	—	4,236	—
Loss on hedge instruments	—	—	(2,292)	—
Equity in net earnings of unconsolidated affiliate	(2,133)	(647)	(825)	(647)
Net gain from extinguishment of debt	—	82,600	—	82,267
Interest income	3,894	426	8,655	1,366
Interest expense	(2,342)	(2,536)	(4,967)	(9,136)
Other non-operating income (loss)	(146)	—	67	—
Income (loss) before income taxes	(173,950)	(317)	(30,042)	109,698
Income tax benefit (expense)	49,161	(73)	42,767	(351)
Net income (loss)	$(124,789)	$(390)	$12,725	$109,347
Series A preferred stock accretion to redemption value	—	—	—	(2,121)
Net income (loss) attributable to common stockholders	$(124,789)	$(390)	$12,725	$107,226

Net income (loss) per share of common stock - basic	$(0.42)	$—	$0.05	$0.63
Weighted average shares of common stock - basic	294,942,685	179,602,722	277,643,666	169,162,821

Net income (loss) per share of common stock - diluted	$(0.42)	$(0.34)	$0.05	$0.27
Weighted average shares of common stock - diluted	294,942,685	183,736,770	282,651,034	174,393,108

See accompanying notes to the Condensed Consolidated Financial Statements

MARA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

For the Three Months Ended September 30, 2024

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share data)	Number	Amount
Balance at June 30, 2024	287,046,579	$28	$3,072,753	$(430,126)	$2,642,655
Stock-based compensation, net of tax withholding	859,452	—	22,818	—	22,818
Issuance of common stock, net of offering costs	17,313,059	2	320,759	—	320,761
Repurchase of shares in settlement of restricted stock	(306,344)	—	(5,852)	—	(5,852)
Net loss	—	—	—	(124,789)	(124,789)
Balance at September 30, 2024	304,912,746	$30	$3,410,478	$(554,915)	$2,855,593

For the Nine Months Ended September 30, 2024

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share data)	Number	Amount
Balance at December 31, 2023	242,829,391	$24	$2,183,537	$(567,640)	$1,615,921
Stock-based compensation, net of tax withholding	4,180,445	—	100,908	—	100,908
Issuance of common stock, net of offering costs	59,449,012	6	1,154,998	—	1,155,004
Repurchase of shares in settlement of restricted stock	(1,546,102)	—	(28,965)	—	(28,965)
Net income	—	—	—	12,725	12,725
Balance at September 30, 2024	304,912,746	$30	$3,410,478	$(554,915)	$2,855,593

See accompanying notes to the Condensed Consolidated Financial Statements

For the Three Months Ended September 30, 2023

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share data)	Number	Amount
Balance at June 30, 2023	174,209,038	$17	$1,461,188	$(719,121)	$742,084
Stock-based compensation, net of tax withholding	70,963	—	5,598	—	5,598
Issuance of common stock, net of offering costs	4,182,300	1	36,950	—	36,951
Exchange of convertible notes for common stock	31,722,417	3	318,768	—	318,771
Net loss	—	—	—	(390)	(390)
Balance at September 30, 2023	210,184,718	$21	$1,822,504	$(719,511)	$1,103,014

For the Nine Months Ended September 30, 2023

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share data)	Number	Amount
Balance at December 31, 2022	145,565,916	$15	$1,226,267	$(840,341)	$385,941
Stock-based compensation, net of tax withholding	590,831	—	13,807	—	13,807
Issuance of common stock, net of offering costs	32,305,554	3	265,783	—	265,786
Series A Preferred Stock accretion to redemption value	—	—	(2,121)	—	(2,121)
Exchange of convertible notes for common stock	31,722,417	3	318,768	—	318,771
Cumulative effect of the adoption of ASU 2023-08	—	—	—	11,483	11,483
Net income	—	—	—	109,347	109,347
Balance at September 30, 2023	210,184,718	$21	$1,822,504	$(719,511)	$1,103,014
See accompanying notes to the Condensed Consolidated Financial Statements

MARA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,725	$109,347
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	266,939	108,556
Deferred tax (benefit) expense	(43,932)	351
Change in fair value of digital assets	(370,896)	(117,868)
Gain on investments	(4,236)	—
Loss on hedge instruments	2,292	—
Stock-based compensation	103,585	13,907
Change in fair value of derivative instrument	35,235	—
Early termination expenses	38,061	—
Amortization of intangible assets	22,658	—
Amortization of debt issuance costs	1,434	2,780
Equity in net earnings of unconsolidated affiliate	825	647
Gain on extinguishment of debt, net	—	(82,267)
Other adjustments from operations, net	(2,341)	609
Changes in operating assets and liabilities	(425,945)	(260,549)
Net cash used in operating activities	(363,596)	(224,487)
CASH FLOWS FROM INVESTING ACTIVITIES
Advances to vendors	(584,799)	(87,315)
Acquisition, net of cash acquired	(275,839)	—
Loan receivable	(178)	—
Purchase of property and equipment	(64,303)	(25,813)
Proceeds from sale of property and equipment	2,200	—
Proceeds from sale of digital assets	118,358	179,509
Purchase of digital assets	(395,588)	—
Investment in equity method investments	(22,146)	(66,754)
Purchase of equity investments	(9,960)	—
Net cash used in investing activities	(1,232,255)	(373)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	1,155,004	265,786
Proceeds from issuance of Series A preferred stock, net of issuance costs	—	13,629
Proceeds from issuance of convertible debt, net of issuance costs	291,595	—
Redemption of Series A preferred stock	—	(15,750)
Repurchase of shares in settlement of restricted stock	(28,965)	—
Repayments of finance lease liabilities	(163)	—
Repayment of term loan borrowings	—	(50,000)
Value of shares withheld for taxes	(2,677)	(100)
Net cash provided by financing activities	1,414,794	213,565

Net decrease in cash, cash equivalents and restricted cash	(181,057)	(11,295)
Cash, cash equivalents and restricted cash — beginning of period	357,313	112,505
Cash, cash equivalents and restricted cash — end of period	$176,256	$101,210
See accompanying notes to the Condensed Consolidated Financial Statements

MARA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

MARA Holdings, Inc. (together with its subsidiaries, the “Company” or “MARA”) is a global leader in digital asset compute that develops and deploys innovative technologies to build a more sustainable future. MARA secures the world’s preeminent blockchain ledger and supports the energy transformation by converting clean, stranded, or otherwise underutilized energy into economic value. The Company also offers advanced technology solutions to optimize data center operations, including next-generation liquid immersion cooling and firmware for bitcoin miners. The Company is primarily focused on computing for, acquiring, and holding digital assets as a long-term investment. Bitcoin is seeing increasing adoption, and due to its limited supply, the Company believes it offers opportunity for appreciation in value and long-term growth prospects for its business.

The term “Bitcoin” with a capital “B” is used to denote the Bitcoin protocol which implements a highly available, public, permanent, and decentralized ledger. The term “bitcoin” with a lower case “b” is used to denote the token, bitcoin.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned and controlled subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The Company has prepared the Condensed Consolidated Financial Statements in accordance with generally accepted accounting principles in the United States (“GAAP”) and regulations of the U.S. Securities and Exchange Commission (the “SEC”) applicable to interim financial information, which permit the omission of certain information to the extent it has not changed materially since the latest annual financial statements. These Condensed Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any future fiscal periods in 2024 or for the full year ending December 31, 2024.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalent balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). During March 2023, the Company began to participate, to the extent practicable, in insured cash sweep programs which “sweep” its deposits across multiple FDIC insured accounts, each with deposits of no more than $250.0 thousand. As of September 30, 2024, substantially all of the Company’s cash and cash equivalents were FDIC insured.

Restricted Cash

Restricted cash as of September 30, 2024 principally represented those cash balances that support commercial letters of credit and are restricted from withdrawal.

Digital Assets

On July 25, 2024, the Company adopted a full holding onto bitcoin (“HODL”) approach towards its bitcoin treasury policy, retaining all bitcoin mined in its operations, and may periodically make strategic open market purchases of bitcoin. As a result, bitcoin digital assets are included in non-current assets on the Condensed Consolidated Balance Sheets due to the Company’s intent to retain and hold bitcoin. Kaspa digital assets held with the intent to fund operating expenses are included in current assets on the Condensed Consolidated Balance Sheets. Proceeds from the sale of digital assets are included within investing activities in the accompanying Condensed Consolidated Statement of Cash Flows. Following the adoption of Accounting Standards Update (“ASU”) 2023-08, Accounting for and Disclosure of Crypto Assets, effective January 1, 2023, the Company measures digital assets at fair value with changes recognized in operating expenses on the Condensed Consolidated Statements of Operations. The Company tracks its cost basis of digital assets by-wallet in accordance with the first-in-first-out method of accounting. Refer to Note 5 – Digital Assets, for further information.

Accounts Receivable

The Company acquired accounts receivable as a result of its acquisition of GC Data Center Equity Holdings, LLC on January 12, 2024, which consist of trade receivables. Refer to Note 3 - Acquisitions, for further information. The Company provides an allowance for credit losses equal to the estimated uncollectible amounts, based on historical and customer specific experience and current economic and market conditions. The allowance for credit losses was $8.3 million as of September 30, 2024.

Deposits

In addition to owned and operated sites, the Company contracts with other service providers for hosting of its equipment, operational support in data centers where the Company’s equipment is deployed, and construction of data centers on leased sites. These arrangements typically require advance payments to vendors pursuant to the contractual obligations associated with these services. The Company classifies these payments as “Deposits” or “Long-term deposits” on the Condensed Consolidated Balance Sheets.

Derivatives

The Company enters into derivative contracts to manage its exposure to fluctuations in the price of bitcoin and energy costs and not for any other purpose. In addition, the Company evaluates its financing and service arrangements to determine whether certain arrangements contain features that qualify as embedded derivatives requiring bifurcation in accordance with Accounting Standard Codification (“ASC”) 815 - Derivatives and Hedging. Embedded derivatives that are required to be bifurcated from the host instrument or arrangement are accounted for and valued as separate financial instruments. There were no embedded derivatives requiring separation from the host instrument as of September 30, 2024 and December 31, 2023.

The Company does not elect to designate derivatives as hedges for accounting purposes and as such, records derivatives at fair value with subsequent changes in fair value and settlements recognized in earnings. The Company classifies derivative assets or liabilities on the Condensed Consolidated Balance Sheets as current or non-current based on whether settlement of the instrument could be required within 12 months of the balance sheet date of the Balance Sheets and for derivatives with multiple settlements, based on the term of the contract.

Bitcoin Derivatives

From time to time the Company enters into derivative contracts to mitigate bitcoin market pricing volatility risk. During the nine months ended September 30, 2024, the Company recorded a $2.3 million loss on derivatives as a non-operating charge on the Condensed Consolidated Statements of Operations, all settled through cash payments. There were no derivative instruments to mitigate bitcoin market pricing volatility risk outstanding as of September 30, 2024 and December 31, 2023.

Energy Derivatives

The Company acquired a commodity swap contract as a result of its acquisition of GC Data Center Equity Holdings, LLC on January 12, 2024, refer to Note 3 - Acquisitions, for further information. The commodity swap contract hedges price variability in electricity purchases and expires on December 31, 2027. The commodity swap contract meets the definition of a derivative due to terms that provide for net settlement. As of September 30, 2024, the estimated fair value of the Company’s derivative liability instrument was $24.2 million, estimated using observable market-based inputs classified under Level 2 of the fair value hierarchy. The significant assumptions used in the discounted cash flow model to estimate fair value include the discount rate and electricity forward curves. Accordingly, the Company records the change in fair value of derivative instrument on the Condensed Consolidated Statements of Operations.

The following table presents the changes in fair value of the derivative instrument:

(in thousands)
Balance at December 31, 2023	$—
Commodity swap contract	10,989
Change in fair value of derivative instrument	(35,235)
Balance at September 30, 2024	$(24,246)

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

Investments

Investments, which may be made from time-to-time for strategic reasons, are included in non-current assets on the Condensed Consolidated Balance Sheets. Refer to Note 8 - Investments, for further information.

Equity Method Investments

The Company accounts for investments in which it owns between 20% and 50% of the common stock and has the ability to exercise significant influence, but not control, over the investee using the equity method of accounting in accordance with ASC 323 - Equity Method Investments and Joint Ventures. Under the equity method, an investor initially records its investment in the investee at cost and adjusts the carrying amount of its investment to recognize its proportionate share of the earnings or losses of the investee after the date of investment.

Other Investments

Investments in which the Company does not have the ability to exercise significant influence and does not have readily determinable fair values, are recorded at cost minus impairment, plus or minus changes from observable price changes in orderly transactions for identical or similar investments of the same issuer, in accordance with the measurement alternative described in ASC 321 - Investments – Equity Securities.

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

Research and Development

Research and development costs consist primarily of contractor costs, equipment, supplies, personnel, and related expenses for research and development activities. Research and development costs are expensed as incurred in accordance with ASC 730 - Research and Development and are included in operating expenses on the Condensed Consolidated Statements of Operations. Research and development costs were $2.8 million and $9.1 million for the three and nine months ended September 30, 2024, respectively, and $0.7 million and $1.6 million for the three and nine months ended September 30, 2023, respectively.

Income Taxes

Effective Tax Rate

The effective tax rate (“ETR”) from continuing operations was 28.26% and 142.36% for the three and nine months ended September 30, 2024, respectively, and 23.03% and 0.32% for the three and nine months ended September 30, 2023, respectively. The difference between the U.S. statutory tax rate of 21% was primarily due to the change in valuation allowance as a result of current year activity.

During the nine months ended September 30, 2024, the Company concluded, based upon all available evidence, it was more likely than not that it would have sufficient future taxable income to realize the Company’s federal and state deferred tax assets. As a result, the Company released its valuation allowance associated with deferred tax assets and recognized a corresponding benefit from income taxes on the Condensed Consolidated Statements of Operations. The Company’s conclusion regarding the realizability of such deferred tax assets was based on the scheduled reversal of deferred tax liabilities.

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

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires entities to disclose specific rate reconciliations, amount of income taxes separated by federal and individual jurisdiction, and the amount of income (loss) from continuing operations before income tax expense (benefit) disaggregated between federal, state, and foreign. The new standard is effective for the Company for its annual periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 is designed to improve the reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the Company’s chief operating decision–making group (the “CODM”). The new standard is effective for the

Company for its annual periods beginning January 1, 2024 and for interim periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.

NOTE 3 – ACQUISITIONS

APLD - Rattlesnake Den I, LLC Acquisition (Garden City, Texas)

On April 1, 2024, the Company acquired an operational bitcoin mining site located in Garden City, Texas with 132 megawatts of operational capacity and 200 megawatts of nameplate capacity from APLD - Rattlesnake Den I, LLC (the “Garden City Acquisition”) for total cash consideration of $96.8 million, including working capital adjustments that were paid during the three months ended June 30, 2024. The acquisition is intended to improve efficiencies and the scale of operations through the integration of the Company’s technology stack and realization of synergies.

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

The following table summarizes the preliminary allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed as of April 1, 2024:

(in thousands)	April 1, 2024
Assets
Other current assets	$4,644
Property and equipment	78,759
Finance lease right-of-use asset	4,040
Goodwill	14,510
Total assets	$101,953

Liabilities
Finance lease liability	$5,180
Total liabilities	5,180
Total purchase consideration	$96,773

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

GC Data Center Equity Holdings, LLC Acquisition (Granbury, Texas and Kearney, Nebraska)

On January 12, 2024, the Company acquired two operational bitcoin mining sites located in Granbury, Texas and Kearney, Nebraska, totaling 390 megawatts of nameplate capacity from GC Data Center Equity Holdings, LLC for total consideration of $189.6 million, including a working capital adjustment that was paid during the three months ended March 31, 2024, plus up to an additional $19.6 million of cash, which amount is contingent on the expansion of additional megawatt capacity at the acquired facilities by certain milestone dates during the three year period following the anniversary of closing. The acquisition is intended to improve efficiencies and the scale of operations through the integration of the Company’s technology stack and realization of synergies.

The Company will not be taking on any new hosting services customers at these locations and will transition to self-mining at these two sites as existing customer agreements expire or are terminated early.

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

The fair value of property and equipment was estimated by applying the cost approach, which estimates fair value using replacement or reproduction cost of an asset of comparable utility, adjusted for loss in value due to depreciation and economic obsolescence. The fair value of the derivative was estimated using a discounted cash flow approach that considers various assumptions including current market prices and electricity forward curves, time value, as well as other relevant economic measures. The fair value of the contingent earn-out was estimated using a discounted cash flow approach, which included assumptions regarding the probability-weighted cash flows of achieving certain capacity development milestones, which are considered Level 3 inputs. The fair value of the lease liability was estimated using a discounted cash flow approach, which included assumptions regarding current market prices for similar assets, estimated term and discount rates. Changes to the fair value of assets and liabilities are recorded on the Condensed Consolidated Statements of Operations.

The following table presents the changes in the estimated fair value of the GC Data Center Equity Holdings, LLC contingent consideration liability:

(in thousands)
Balance at December 31, 2023	$—
Contingent consideration liability	3,523
Change in fair value of contingent earn-out	(38)
Balance at September 30, 2024	$3,485

Intangible assets were determined to meet the criterion for recognition apart from tangible assets acquired and liabilities assumed. The fair values of intangible assets were estimated based on various valuation techniques including the use of discounted cash flow analyses, and multi-period excess earnings valuation approaches, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. These valuation inputs included estimates and assumptions about forecasted future cash flows, long-term revenue growth rates, and discount rates. The fair value of the customer relationships intangible asset was determined using a discounted cash flow model that incorporates the excess earnings method and will be amortized on an accelerated basis over the projected pattern of economic benefits of approximately 4 years. As of September 30, 2024, the Company fully amortized customer relationships acquired for $22.0 million.

The results of the acquired facilities have been included in the Company’s Condensed Consolidated Statements of Operations as of the acquisition date.

The following table presents unaudited consolidated pro forma results as if the acquisitions of the acquired facilities of the Garden City Acquisition and GC Data Center Equity Holdings, LLC had occurred as of January 1, 2023 for the indicated periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Revenue	$131,647	$122,648	$445,077	$305,676
Income (loss) before income taxes	(173,950)	(3,982)	(21,933)	75,829
Earnings per common share:
Basic	$(0.42)	$(0.03)	$0.03	$0.45
Diluted	(0.42)	(0.03)	0.03	0.09

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

On January 12, 2024, the Company acquired two operational bitcoin mining sites for the purpose of improving efficiencies and the scale of the Company’s mining operations. The Company provides hosting services to institutional-scale crypto mining companies at these sites. The Company will not be taking on any new hosting services customers at these locations and will transition to self-mining at these two sites as existing customer agreements expire or are terminated early. Refer to Note 3 - Acquisitions, for further information.

The following table presents the Company’s revenues disaggregated for those arrangements in which the Company is the Operator and Participant:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Revenues from contracts with customers
Mining operator - transaction fees	$2,836	$2,378	$16,743	$9,787
Mining participant	13,876	2,677	40,157	23,404
Hosting services (1)	341	—	29,777	—
Total revenues from contracts with customers	17,053	5,055	86,677	33,191
Mining operator - block rewards and other revenue	114,594	92,794	355,307	197,549
Total revenues	$131,647	$97,849	$441,984	$230,740

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

The following table presents the Company’s significant digital asset holdings as of September 30, 2024 and December 31, 2023, respectively:

(in thousands, except for quantity)	Quantity	Cost Basis	Fair Value
Bitcoin	26,747	$1,256,486	$1,693,122
Kaspa	107,891,919	15,171	17,099
Total digital assets held as of September 30, 2024		$1,271,657	$1,710,221

(in thousands, except for quantity)	Quantity	Cost Basis	Fair Value
Bitcoin	15,126	$515,315	$639,660
Total digital assets held as of December 31, 2023		$515,315	$639,660

The Company earned 95 and 48 bitcoin that were pending distribution from the Company’s equity method investee, the ADGM Entity (as defined below), which are excluded from the Company’s holdings as of September 30, 2024 and December 31, 2023, respectively.

During the three months ended September 30, 2024, the Company purchased $100.0 million of bitcoin using cash on hand and an additional 4,144 bitcoin, or approximately $249.0 million, using the net proceeds from the issuance of the 2031 Notes (as defined below). Refer to Note 14 - Debt, for additional information.

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

As of September 30, 2024 and December 31, 2023, such advances totaled approximately $240.3 million and $95.6 million, respectively.

In addition, the Company contracts with other service providers for the hosting of its equipment and operational support in data centers where the Company’s equipment is deployed. These arrangements also typically require advance payments to be made to vendors in conjunction with the contractual obligations associated with these services. The Company classifies these payments as “Deposits” and “Long-term deposits” on the Condensed Consolidated Balance Sheets.

As of September 30, 2024 and December 31, 2023, such deposits totaled approximately $82.7 million and $67.0 million, respectively.

NOTE 7 – PROPERTY AND EQUIPMENT

The components of property and equipment as of September 30, 2024 and December 31, 2023 are:

(in thousands, except useful life)	Useful life (Years)	September 30, 2024	December 31, 2023
Land (1)	—	$4,649	$—
Land improvements	9	25,246	—
Building and improvements	25	50,866	—
Mining rigs	3	1,191,928	862,055
Containers	10 - 15	56,977	5,676
Equipment	4 - 15	65,622	—
Software and hardware	2	3,307	—
Asset retirement obligation	8	7,879	—
Construction in progress	—	145,311	—
Other	7	839	242
Total gross property, equipment		1,552,624	867,973
Less: Accumulated depreciation and amortization		(460,484)	(196,201)
Property and equipment, net		$1,092,140	$671,772

(1) Refer to Note 15 - Leases, for further information regarding the Company’s finance land lease.

The Company recorded an asset retirement obligation of $7.9 million for the Granbury data center land lease. The asset retirement obligation represents the estimated cost to return the site to its original state. The asset retirement obligation is being depreciated over the term of the lease which is approximately 8 years.

The Company’s accretion expense related to the asset retirement obligation for the three and nine months ended September 30, 2024 was $0.2 million and $0.7 million, respectively.

The Company’s depreciation expense related to property and equipment for the three months ended September 30, 2024 and 2023 was $101.1 million and $53.5 million, respectively. The Company’s depreciation expense related to property and equipment for the nine months ended September 30, 2024 and 2023 was $266.9 million and $108.6 million, respectively.

NOTE 8 – INVESTMENTS

As of September 30, 2024 and December 31, 2023, investments totaled approximately $154.0 million and $106.3 million, respectively. The following summarizes the Company’s current investments.

Equity Method Investments

The ADGM Entity

On January 27, 2023, the Company and Zero Two (formerly known as FS Innovation, LLC) entered into a Shareholders’ Agreement to form an Abu Dhabi Global Markets company (the “ADGM Entity”) in which the Company has a 20% ownership interest, which is accounted for as an equity method investment. The ADGM Entity commenced mining operations in September 2023.

During the nine months ended September 30, 2024, the Company received a non-monetary dividend in the amount of $4.4 million associated with approximately 1,950 mining rigs distributed by Zero Two. The Company recorded the mining rigs to property and equipment at fair value and, accordingly, recognized an impairment of $4.1 million that reduced the Company’s investment in the ADGM Entity for the nine months ended September 30, 2024.

The Company’s share of net losses was $2.1 million and $0.8 million for the three and nine months ended September 30, 2024, respectively, and $0.6 million for both the three and nine months ended September 30, 2023. As of September 30, 2024, the Company’s investment in the ADGM Entity was $66.9 million and is reflected in “Investments” on the Condensed Consolidated Balance Sheets.

Other Investments

Other investments consist of strategic investments made from time to time in equity securities and SAFE investments.

Investments in Equity Securities

Auradine

As of September 30, 2024, the total carrying amount of the Company’s investment in Auradine, Inc. (“Auradine”) preferred stock was $50.7 million.

On September 26, 2024, the Company purchased additional shares of Auradine preferred stock with a purchase price of $0.8 million.

On January 10, 2024, the Company purchased additional shares of Auradine preferred stock with a purchase price of $8.0 million. The preferred stock purchased on January 10, 2024 was similar to the Company’s other investments in Auradine preferred stock and, as a result, the Company recorded $5.2 million to “Gain on investments” on the Condensed Consolidated Statements of Operations to adjust the carrying amount of its investments to an observable price in accordance with the measurement alternative in ASC 321.

SAFE Investments

During the nine months ended September 30, 2024, the Company entered into two SAFE agreements, for a total carrying value of $1.4 million. During the three months ended September 30, 2024, the Company wrote-down a previous SAFE investment of $1.0 million. As of December 31, 2023, the Company had one SAFE investment with a carrying value of $1.0 million, with no impairments or other adjustments.

NOTE 9 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The components of goodwill as of September 30, 2024 are as follows:

As of September 30, 2024
GC Data Center Equity Holdings, LLC	$30,852
Garden City Acquisition	14,510
Total goodwill	$45,362

The Company acquired goodwill from the GC Data Center Equity Holdings, LLC acquisition on January 12, 2024 and the Garden City Acquisition on April 1, 2024, refer to Note 3 – Acquisitions, for further information.

There was no goodwill as of December 31, 2023.

Intangible assets

The following table presents the Company’s intangible assets as of September 30, 2024:

	As of September 30, 2024
(in thousands)	Cost	Accumulated amortization	Net
Customer relationships	$22,000	$(22,000)	$—
Intellectual property	2,633	(658)	1,975
Total intangible assets	$24,633	$(22,658)	$1,975

In June 2024, the Company fully amortized customer relationships acquired in the GC Data Center Equity Holdings, LLC due to the Company’s strategic decision to exit hosting services business and termination of customer relationships during the period. Refer to Note 3 - Acquisitions, for further information.

There were no intangible assets as of December 31, 2023.

The following table presents the Company’s estimated future amortization of finite-lived intangible assets as of September 30, 2024:

Year	Amount (in thousands)
2024 (remaining)	$220
2025	878
2026	877
Thereafter	—
Total	$1,975

NOTE 10 – FAIR VALUE MEASUREMENT

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

The carrying amounts reported on the Condensed Consolidated Balance Sheets for cash and cash equivalents, restricted cash, other receivables, deposits, prepaid expenses and other current assets, property and equipment, advances to vendors, accounts payable, accrued expenses, and legal reserve payable approximate their estimated fair market value based on the short-term maturity of these instruments. Additionally, the carrying amounts reported on the Condensed Consolidated Balance Sheets for the Company’s term loan, operating lease liabilities and other long-term liabilities approximate fair value as the related interest rates approximate rates currently available to the Company.

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

Recurring measurement of fair value

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy for each of those assets and liabilities as of September 30, 2024 and December 31, 2023, respectively:

(in thousands)	Total carrying value at September 30, 2024	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Money market funds	$105,130	$105,130	$—	$—
Digital assets	1,710,221	1,710,221	—	—
Liabilities:
Derivative instrument (1)	24,246	—	24,246	—
Contingent consideration liability (2)	3,485	—	—	3,485

(in thousands)	Total carrying value at December 31, 2023	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Money market funds	$141,147	$141,147	$—	$—
U.S. Treasury Bills	60,541	60,541	—	—
Digital assets	639,660	639,660	—	—

(1) The fair value of the derivative instrument was estimated using a discounted cash flow approach that considers various assumptions including current market prices and electricity forward curves, which are considered Level 2 inputs. Increases (decreases) in market prices and electricity forward curves could result in significant increases (decreases) in the fair value of derivative instruments. Refer to Note 2 - Summary of Significant Accounting Policies - Derivatives, for further information.

(2) Represents the estimated amount of acquisition-related consideration expected to be paid in the future as of September 30, 2024 for the GC Center Equity Holdings, LLC acquired on January 12, 2024. Increases (decreases) in the probability of achieving the milestones could result in significant increases (decreases) in the fair value of the contingent consideration. Refer to Note 3 - Acquisitions, for further information.

The Company includes the above money market funds and U.S. treasury bills in cash and cash equivalents on the Condensed Consolidated Balance Sheets. The Company’s U.S. treasury bills have original remaining maturities of three months or less when purchased.

Effective January 1, 2023, the Company early adopted ASU 2023-08, measuring digital assets at fair value on a recurring basis. There were no transfers among Levels 1, 2 or 3 during the nine months ended September 30, 2024.

Fair value of financial instruments not recognized at fair value

The following tables present information about the Company’s financial instruments that are not recognized at fair value on the Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, respectively, is as follows:

(in thousands)	Total carrying value at September 30, 2024	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Notes payable	$618,683	$561,291	$—	$—

(in thousands)	Total carrying value at December 31, 2023	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Notes payable	$325,654	$269,725	$—	$—

There were no transfers among Levels 1, 2 or 3 during the nine months ended September 30, 2024. As of September 30, 2024 and December 31, 2023 there were no other assets and liabilities measured at fair value on a non-recurring basis.

NOTE 11 – NET INCOME (LOSS) PER SHARE

Net income (loss) per share is calculated in accordance with ASC 260 - Earnings Per Share. Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. For the three and nine months ended September 30, 2024 and 2023, the Company recorded net income (loss) and as such, the Company calculated the impact of dilutive common stock equivalents in determining diluted earnings per share.

The following table presents the total potential securities that were not included in the computation of diluted income (loss) per share, as their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Warrants	324,375	324,375	324,375	324,375
Restricted stock units	8,064,856	3,753,431	—	—
Performance-based restricted stock units (1)	5,614,236	—	—	—
Convertible notes	20,224,952	4,341,422	20,224,952	4,341,422
Series A Preferred Stock	—	249,066	—	331,145
Total dilutive shares	34,228,419	8,668,294	20,549,327	4,996,942

 (1) Anti-dilutive performance-based restricted stock units are presented at 200% as the total potential vested shares. Refer to Note 13 - Stock-based Compensation, for further information.

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2024	2023	2024	2023
Basic earnings per share of common stock:
Net income (loss) per share of common stock - basic	$(124,789)	$(390)	$12,725	$107,226
Weighted average shares of common stock - basic	294,942,685	179,602,722	277,643,666	169,162,821
Net income (loss) per share of common stock - basic	$(0.42)	$—	$0.05	$0.63

Diluted earnings per share of common stock:
Net income (loss) per share of common stock - basic	$(124,789)	$(390)	$12,725	$107,226
Add: Notes interest expense, net of tax	—	938	—	3,416
Less: Gain from extinguishment of debt, net of tax	—	(62,910)	—	(62,910)
Net income (loss) per share of common stock - diluted	$(124,789)	$(62,362)	$12,725	$47,732
Weighted average shares of common stock - basic	294,942,685	179,602,722	277,643,666	169,162,821
Restricted stock units	—	—	4,426,110	209,813
Performance-based restricted stock units	—	—	581,258	—
Convertible notes	—	4,134,048	—	5,020,474
Weighted average shares of common stock - diluted	294,942,685	183,736,770	282,651,034	174,393,108
Net income (loss) per share of common stock - diluted	$(0.42)	$(0.34)	$0.05	$0.27

NOTE 12 – STOCKHOLDERS' EQUITY

Common Stock

On July 27, 2023, the Company’s shareholders approved an amendment to the Company’s articles of incorporation that increased the amount of common stock authorized for issuance to 500,000,000 with a par value of $0.0001 per share.

Shelf Registration Statements on Form S-3 and At-the-Market Offering Agreements

In February 2024, the Company commenced a new at-the-market (“ATM”) offering program with H.C. Wainwright & Co., LLC (“Wainwright”) acting as sales agent (the “2024 ATM”) pursuant to an ATM agreement, under which the Company may offer and sell shares of its common stock from time to time through Wainwright having an aggregate offering price of up to $1,500.0 million. During the nine months ended September 30, 2024, the Company sold 34,785,661 shares of common stock for an aggregate purchase price of $665.7 million, net of offering expenses of $7.5 million and $17.0 million for the three and nine months ended September 30, 2024, respectively, pursuant to the 2024 ATM. As a result, the Company had $817.2 million aggregate offering price remaining under the 2024 ATM.

NOTE 13 – STOCK-BASED COMPENSATION

2018 Equity Incentive Plan

On January 1, 2018, the Board adopted the 2018 Equity Incentive Plan (as amended, the “2018 Plan”), which was subsequently approved by the Company’s shareholders on March 7, 2018. The 2018 Plan provides for the issuance of stock options, restricted stock, restricted stock units (“RSUs”), preferred stock and other awards to employees, directors, consultants and other service providers.

In June 2024, the Company’s shareholders approved an amendment to the 2018 Plan that increased the number of shares authorized for issuance thereunder by 15,000,000 shares. As of September 30, 2024, the Company had an aggregate of 16,525,736 shares of common stock reserved for future issuance under the 2018 Plan.

A summary of the Company’s stock-based compensation, by category, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Performance-based stock awards	$6,437	$—	$11,606	$—
Service-based stock awards	16,903	5,511	91,979	13,907
Total stock-based compensation	$23,340	$5,511	$103,585	$13,907

Restricted Stock Units

The Company grants service-based RSUs to employees, directors, and consultants. RSUs granted to employees generally vest over a four-year period from the date of grant; however, in certain instances, all or a portion of a grant may vest immediately. RSUs granted to directors generally vest over a one-year period. The Company measures the fair value of RSUs at the grant date and recognizes expenses on a straight-line basis over the requisite service period from the date of grant for each separately-vesting tranche under the graded-vesting attribution method.

A summary of the Company’s service-based RSU activity for the nine months ended September 30, 2024, is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2023	5,765,529	$9.40
Granted	6,990,136	18.02
Forfeited	(687,257)	14.18
Vested	(4,003,552)	15.29
Nonvested at September 30, 2024	8,064,856	$13.54

As of September 30, 2024, there was approximately $67.2 million of aggregate unrecognized stock-based compensation related to unvested service-based RSUs that is expected to be recognized over the next 2.7 years.

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

A summary of the Company’s PSU activity for the nine months ended September 30, 2024, is as follows:

	Number of PSUs	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2023	—	$—
Granted	2,807,118	14.33
Nonvested at September 30, 2024	2,807,118	$14.33

As of September 30, 2024, there was approximately $28.6 million of aggregate unrecognized stock-based compensation related to unvested PSUs that is expected to be recognized over the next 3.3 years.

Common Stock Warrants

As of September 30, 2024, the Company’s issued and outstanding common stock warrants had no change from December 31, 2023. The Company continues to have 324,375 outstanding warrants, at a weighted average exercise price of $25.00, that are expected to expire in approximately 1.3 years.

NOTE 14 – DEBT

The net carrying value of the Company’s outstanding debt as of September 30, 2024 and December 31, 2023, consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
2026 Notes	$330,707	$330,707
2031 Notes	300,000	—
Less: unamortized debt discount	(12,024)	(5,053)
Total convertible notes, net of discount	$618,683	$325,654

The Company issued the following convertible notes (collectively, the “Notes”) in private offerings:

•$300.0 million aggregate principal amount of 2.125% Convertible Senior Notes due 2031 (the “2031 Notes”)

•$330.7 million aggregate principal amount of 1.0% Convertible Senior Notes due 2026 (the “2026 Notes”)

The following table summarizes the key terms of each of the Notes:

	2026 Notes	2031 Notes
Issuance Date	November 2021	August 2024
Maturity Date	December 1, 2026	September 1, 2031
Remaining Principal (in thousands)	$330,707	$300,000
Stated Interest Rate	1.0%	2.125%
Interest Payment Dates	June 1 & December 1	March 1 & September 1
Net Proceeds (1) (in thousands)	$728,082	$291,595
Initial Conversion Rate	13.1277	52.9451
Initial Conversion Price	$76.17	$18.89
Share Principal Price	$1,000	$1,000

(1) Net proceeds are net of customary offering expenses associated with the issuance of each of the Notes (the “issuance costs”). The Company accounts for these issuance costs as a reduction to the principal amount and amortizes the issuance costs to interest expense from the respective debt issuance date through the Maturity Date, on the Condensed Consolidated Statements of Operations.

Issuance of 2031 Notes

On August 14, 2024, the Company issued $250.0 million principal of 2.125% Convertible Senior Notes due 2031. In addition, on August 14, 2024, the initial purchasers of the 2031 Notes purchased an additional $50.0 million principal of 2031 Notes for an aggregate principal amount of $300.0 million. The 2031 Notes were issued pursuant to, and are governed by, an indenture (the “Indenture”) with respect to the 2031 Notes between the Company and the U.S. Bank Trust Company, National Association, as trustee (the “Trustee”).

The 2031 Notes are senior unsecured obligations of the Company and bear interest at a rate of 2.125% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2025. The 2031 Notes will mature on September 1, 2031, unless earlier repurchased, redeemed or converted in accordance with their terms. The 2031 Notes are convertible into shares of the Company’s common stock at an initial conversion rate of 52.9451 shares per one thousand dollar principal amount of 2031 Notes, which represents an initial conversion price of approximately $18.89 per share of common stock. The conversion rate is subject to customary anti-dilution adjustments. In addition, following certain events that occur prior to the maturity date or if the Company delivers a notice of redemption, the Company will increase the conversion rate for a holder who elects to convert its 2031 Notes in connection with such corporate event or notice of redemption, as the case may be, in certain circumstances as provided by the Indenture.

Prior to March 1, 2031, the 2031 Notes are convertible only upon the occurrence of certain events. On or after March 1, 2031 until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2031 Notes, holders may convert the 2031 Notes at any time. Upon conversion of the 2031 Notes, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election.

Prior to September 6, 2028, the Company may not redeem the 2031 Notes. The Company may redeem for cash all or any portion of the 2031 Notes, at its option, on or after September 6, 2028, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days, whether or not consecutive, including the trading day immediately preceding the date on which the Company provides a notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. The redemption price will be equal to 100% of the principal amount of the 2031 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

Holders have the right to require the Company to repurchase for cash all or any portion of their 2031 Notes on March 1, 2029 at a repurchase price equal to 100% of the principal amount of the 2031 Notes to be repurchased, plus accrued and unpaid interest to, but excluding the repurchase date. In addition, if the Company undergoes a “fundamental change,” as defined in the Indenture, prior to the maturity, subject to certain conditions, holders may require the Company to repurchase for cash all or any portion of their 2031 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2031 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the Trustee or the holders of at least 25% in principal amount of the outstanding 2031 Notes may declare 100% of the principal of, and accrued and unpaid special interest, if any, on, all the 2031 Notes to be due and payable.

2026 Notes Partial Extinguishment of Debt

In September 2023, the Company entered into privately negotiated exchange agreements with certain holders of its 2026 Notes. In total, the Company exchanged $416.8 million principal amount of 2026 Notes for an aggregate 31,722,417 shares of Company common stock. Due to the addition of a substantive conversion feature, the Company determined that the exchange was an extinguishment of debt. The Company measured an $82.6 million gain on extinguishment of debt based on the carrying value of the 2026 Notes, the fair value of the Company’s common stock issued in the exchange and related transaction costs on the Condensed Consolidated Statements of Operations.

The Company is permitted and may seek to repurchase additional notes prior to the maturity date, whether through privately negotiated purchases, open market purchases, or otherwise.

NOTE 15 – LEASES

The Company has operating and finance leases primarily for office space, mining facilities and land in the United States.

The Company also entered into an arrangement with Applied Digital Corporation for the use of energized cryptocurrency mining facilities under which the Company pays for electricity per megawatt based on usage. The Company has determined that it has embedded operating leases at two of the facilities governed by this arrangement that commenced in January and March 2023, and has elected not to separate lease and non-lease components. Payment for these two operating leases are entirely variable and are based on usage of electricity, and the Company therefore does not record a right-of-use (“ROU”) asset or lease liability associated with the leases.

The Company has amortized the ROU assets totaling $0.4 million and $0.1 million for the three months ended September 30, 2024 and 2023, respectively, and $1.1 million and $0.2 million for the nine months ended September 30, 2024 and 2023, respectively.

The following table presents the assets and liabilities related to the Company’s operating and finance leases as of September 30, 2024 and December 31, 2023:

(in thousands)		September 30, 2024	December 31, 2023
Assets	Balance Sheet Classification
Operating lease ROU assets	Operating lease right-of-use assets	$9,363	$443
Finance lease ROU assets	Property and equipment, net	4,019	—
Total ROU assets		$13,382	$443

Liabilities
Current portion:
Operating lease liabilities	Operating lease liabilities, current portion	$367	$124
Finance lease liability	Finance lease liability, current portion	179	—
Long-term portion:
Operating lease liabilities	Operating lease liabilities, net of current portion	15,014	354
Finance lease liability	Finance lease liability, net of current portion	4,832	—
Total lease liabilities		$20,392	$478

Lease costs are recorded on a straight-line basis within operating expenses. The Company’s total lease expenses are comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Lease costs:
Operating lease cost	$437	$65	$1,402	$250
Finance lease cost:
Amortization of ROU asset (1)	11	—	21	—
Short-term lease rent expense	66	8	103	28
Variable lease cost	31,107	26,263	74,336	46,201
Total rent expense	$31,621	$26,336	$75,862	$46,479

(1) Amortization of finance lease ROU asset is included in “Cost of revenues - depreciation and amortization” on the Condensed Consolidated Statements of Operations.

Additional information regarding the Company’s leasing activities is as follows:

	For the Nine Months Ended September 30,
	2024	2023
Operating cash flows from operating leases	$1,250	$319
Financing cash flows from finance lease	$163	$—

Weighted-average remaining lease term (in years):
Operating leases	6.6	3.3
Finance lease	96.5	—
Weighted-average discount rate:
Operating leases	6.7%	5.0%
Finance lease	7.2%	—%

The following table presents the Company’s future minimum lease payments as of September 30, 2024:

(in thousands)
Year	Operating Leases	Finance Lease
2024 (remaining)	$99	$—
2025	457	168
2026	1,080	173
2027	2,835	178
2028	2,782	183
Thereafter	6,973	89,096
Total	14,226	89,798
Less: Imputed interest	(3,503)	(85,921)
Present value of lease liability (1)	$10,723	$3,877

(1) Present value of lease liability exclude unfavorable lease liabilities associated with the GC Data Center Equity Holdings, LLC operating lease and the Garden City acquisition finance lease for a net value of $4.7 million and $1.1 million, respectively. Refer to Note 3 - Acquisitions, for further information.

NOTE 16 - LEGAL PROCEEDINGS

The Company, and its subsidiaries, from time to time may be subject to various claims, lawsuits and legal proceedings that arise from the ordinary course of business.

In accordance with ASC 450 - Contingencies, if a loss contingency associated with the following legal matters are probable to be incurred and the amount of loss can be reasonably estimated, an accrual is recorded on the Condensed Consolidated Balance Sheets. As of September 30, 2024, the Company has determined that the liabilities associated with certain litigation matters are not expected to have a material impact on the Company’s Financial Statements. The Company will continue to monitor each related legal issue and adjust accruals as new information and developments occur.

Moreno v. Marathon

On March 30, 2023, a putative class action complaint was filed in the United States District Court for the District of Nevada, against the Company and present and former senior management, alleging claims under Section 10(b) and 20(a) of the Exchange Act arising out of the Company’s announcement of accounting restatements on February 28, 2023. On March 29, 2024, the court appointed lead plaintiffs and counsel. On June 4, 2024, lead plaintiffs filed an amended class action complaint, styled as Langer et al. v. Marathon et al. The allegations in the amended class action complaint are substantially similar to those in the March 30, 2023 putative class action complaint. On August 5, 2024, the defendants moved to dismiss the amended class action complaint.

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

On August 14, 2023, the two derivative actions pending in the United States District Court for the District of Nevada were consolidated (the “Nevada Derivative Action”). On April 1, 2024, the United States District Court for the District of Nevada appointed co-lead counsel for plaintiffs in the Nevada Derivative Action. On June 25, 2024, plaintiffs filed an amended consolidated complaint alleging breaches of fiduciary duties, unjust enrichment, waste of corporate assets, claims under Section 14(a) of the Exchange Act, and for contribution under Sections 10(b) and 21D of the Exchange Act. On August 9, 2024, the defendants moved to dismiss the amended complaint.

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

On July 8, 2024, the Court commenced a jury trial with respect to the sole remaining claim. On July 18, 2024, the jury determined that the Company had breached certain provisions of the non-disclosure agreement and returned a verdict in the amount of $138.8 million. On September 18, 2024, the Court entered a judgment of the same amount, plus post-judgment interest. The Company has not paid any portion of the award. On October 16, 2024, the Company filed a renewed motion for judgment as a matter of law (or in the alternative for a new trial and remittitur), which, based on applicable law, seeks to overturn, or at a minimum significantly reduce, the damage award. Also on October 16, 2024, the Company filed a motion to correct the judgment’s interest rate, and Ho filed a motion requesting an award of pre-judgment interest. Subsequent to September 30, 2024, the Company acquired a surety bond for the amount owing. The Company intends to defend its positions vigorously and assert its various well-founded legal claims to challenge both the verdict and the amount of the award.

NOTE 17 - RELATED PARTY TRANSACTIONS

During September 2023, the Company entered into an agreement with Auradine to secure certain rights to future purchases by the Company from Auradine for which the Company paid $15.0 million.

On September 26, 2024, the Company purchased additional shares of Auradine preferred stock with a purchase price of $0.8 million, bringing the Company’s total investment holdings in Auradine to $50.7 million based upon previous purchases of additional preferred stock and a SAFE instrument.

In addition, during the three and nine months ended September 30, 2024, the Company made advances of $11.6 million and $16.7 million, respectively, for future purchases resulting in total advances to Auradine of $31.5 million as of September 30, 2024.

NOTE 18 – SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The following table provides supplemental disclosure of Condensed Consolidated Statements of Cash Flows information:

	Nine Months Ended September 30,
	2024	2023
Cash and cash equivalents	$164,256	$357,313
Restricted cash	12,000	—
Total cash, cash equivalents and restricted cash	$176,256	$357,313

Supplemental information:
Cash paid for income taxes	$1,256	$785
Cash paid for interest	25	6,200

Supplemental schedule of non-cash investing and financing activities:
Series A Preferred Stock accretion to redemption value	$—	$2,121
Reclassifications from advances to vendor to property and equipment upon receipt of equipment	404,133	551,650
Reclassifications from advances to vendor to investments	30,587	—
Reclassifications from advances to vendor to other assets	3,421	—
Reclassifications from long-term prepaid to property and equipment	3,273	—
Reclassifications from long-term prepaid to intangible assets	2,633	—
Exchange of convertible notes for common stock	—	318,771
Dividends received from equity method investment	18,950	—

NOTE 19 – SUBSEQUENT EVENTS

On October 15, 2024, the Company announced it had secured a $200.0 million line of credit, collateralized by a portion of the Company’s bitcoin holdings. The Company may use the funds to capitalize on strategic opportunities and for other general corporate purposes. As of October 17, 2024, the facility was fully utilized.

On November 5, 2024, the Company acquired two operational data centers located in Hannibal and Hopedale, Ohio, with 222 megawatts of interconnect-approved capacity. These sites have 122 megawatts of capacity and interconnection approval to expand by another 100 megawatts. Simultaneously, the Company has begun developing a 150-megawatt operation in Findlay, Ohio, which already has 30 megawatts of capacity. These three facilities have a combined interconnect-approved capacity of 372 megawatts.

Subsequent to September 30, 2024, the Company issued an aggregate 16,860,005 shares of common stock under the 2024 ATM. As a result, the Company had $520.2 million aggregate offering price remaining under the 2024 ATM.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated or the context otherwise requires, references to “MARA,” “we,” “us,” and the “Company” refer to MARA Holdings, Inc. and its consolidated subsidiaries.

You should read the following discussion and analysis together with our financial statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (this “Quarterly Report”).

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

BUSINESS OVERVIEW

MARA is a global leader in leveraging digital asset compute to support the energy transformation with operations in four continents and 14 data centers in North America, the Middle East, Europe and Latin America. As of September 30, 2024, the Company had 1,100 megawatts of available energy capacity for computing. The Company uses different strategies and structures (self-owned and operated, joint ventures, and third-party hosted) to diversify risk across the organization. It is the Company’s intent that self-owned and operated sites will represent a greater proportion of our portfolio over time. The Company’s core business is Utility-Scale Computing, which produces or “mines” bitcoin using one of the industry’s largest and most energy-efficient fleets of specialized computers while providing dispatchable compute as an optionality to the electric grid operators to balance electric demands on the grid. As of September 30, 2024, the Company had approximately 268,000 energized and operational mining rigs, capable of producing 36.9 exahashes per second with an efficiency of 22.7 joules per terahash, which the Company believes to be amongst the most efficient in the industry. The Company also operates its own mining pool that it believes provides it a competitive advantage over other mining companies, has its own firmware and state of the art liquid cooling technology, all of which help enhance its margins. The Company tripled its compute capacity in 2023 and is slated to double the capacity again in 2024 as it gears towards 50.0 exahash. Additionally, as of September 30, 2024, the Company held approximately 26,747 bitcoin on the Condensed Consolidated Balance Sheets.

The following table presents the approximate number of digital assets held and the approximate fair value of a single digital asset, as of the following dates:

	Bitcoin		Kaspa
	Quantity	Fair Value per coin	Quantity	Fair Value per coin
September 30, 2024	26,747	$63,301	107,891,919	$0.158
June 30, 2024	18,488	62,668	88,969,525	0.192
March 31, 2024	17,320	71,289	N/A	N/A
December 31, 2023	15,126	42,288	N/A	N/A
September 30, 2023	13,716	26,961	N/A	N/A

RECENT DEVELOPMENTS

Highlights from the quarter ended September 30, 2024:

•On July 25, 2024, the Company purchased $100.0 million of bitcoin using cash on hand, increasing our bitcoin holdings to over 20,000 BTC on the Condensed Consolidated Balance Sheets. The Company announced the intent to adopt a full holding onto bitcoin approach (“HODL”) towards its bitcoin treasury policy, retaining all bitcoin mined in its operations, periodically making strategic open market purchases.

•On August 14, 2024, the Company issued an aggregate principal amount of $300.0 million of 2.125% Convertible Senior Notes due 2031 (the “2031 Notes”). Refer to Note 14 – Debt in the notes to the Company’s Condensed Consolidated Financial Statements included in this Quarterly Report, for further information. With the net proceeds of the 2031 Notes, the Company purchased an additional 4,144 bitcoin, or approximately $249.0 million, during the quarter.

•On September 5, 2024, the Company announced the appointment of Janet George and Barbara Humpton to its Board of Directors and announced the appointment of current board member Doug Mellinger as lead independent director, effective September 1, 2024. Ms. George and Ms. Humpton bring extensive expertise in artificial intelligence, data centers and energy. Their proven track records in driving innovation and growth across complex industries will be invaluable to the Company’s strategic growth.

•On October 15, 2024, the Company announced securing a $200 million line of credit, collateralized by a portion of the Company’s bitcoin holdings. The Company plans to use the funds to capitalize on strategic opportunities and for other general corporate purposes.

•First publicly traded digital bitcoin mining company to submit a climate-related disclosure report to the Climate Disclosure Project (CDP).

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

The Company defines adjusted EBITDA as (a) GAAP net income (loss) plus (b) adjustments to add back the impacts of (1) interest income (2) interest expense, (3) income tax expense (benefit), (4) depreciation and amortization and (5) adjustments for non-cash and/or non-recurring items which currently include (i) stock compensation expense, (ii) change in fair value of derivative instrument, (iii) early termination expenses and other and (iv) net gain from extinguishment of debt. The Company defines total margin excluding depreciation and amortization as (a) GAAP total margin less (b) depreciation and amortization.

Management uses adjusted EBITDA and total margin excluding depreciation and amortization, along with the supplemental information provided herein, as a means of understanding, managing and evaluating business performance and to help inform operating decision-making. The Company relies primarily on its Condensed Consolidated Financial Statements to understand, manage and evaluate its financial performance and uses non-GAAP financial measures only supplementally.

We believe that adjusted EBITDA and total margin excluding depreciation and amortization are useful measures to us and to our investors because they exclude certain financial, capital structure and non-cash items that we do not believe directly reflect our core operations and may not be indicative of our recurring operations, in part because they may vary widely across time and within our industry independent of the performance of our core operations. We believe that excluding these items enables us to more effectively evaluate our performance period-over-period and relative to our competitors. Adjusted EBITDA and total margin excluding depreciation and amortization may not be comparable to similarly titled measures provided by other companies due to potential differences in methods of calculations.

The Company acquired a commodity swap agreement, which meets the definition of a derivative, in conjunction with its acquisition of GC Data Center Equity Holdings, LLC on January 12, 2024. The change in fair value of this derivative instrument has fluctuated significantly since we acquired this contract, and we believe these fluctuations do not reflect the performance of our core operations. In addition, we believe excluding the change in fair value of derivative instruments enables us to more effectively evaluate our performance period-over-period and relative to our competitors who make similar adjustments to adjusted EBITDA. As such, beginning with the period ended September 30, 2024, the Company has updated its calculation of adjusted EBITDA to exclude the change in fair value of derivative instrument. Accordingly, certain prior period information has been reclassified to conform to the current period presentation.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

	Three Months Ended September 30,		Favorable
(dollars in thousands)	2024	2023	(Unfavorable)
Revenues
Mining	$131,306	$97,849	$33,457
Hosting services	341	—	341
Total revenues	131,647	97,849	33,798

Costs and expenses
Cost of revenues
Mining	(97,149)	(59,628)	(37,521)
Hosting services	(378)	—	(378)
Depreciation and amortization	(101,136)	(53,548)	(47,588)
Total cost of revenues	(198,663)	(113,176)	(85,487)
Operating expenses
General and administrative expenses	(63,725)	(19,428)	(44,297)
Change in fair value of digital assets	30,088	(44,692)	74,780
Change in fair value of derivative instrument	(58,234)	—	(58,234)
Research and development	(2,813)	(713)	(2,100)
Early termination expenses	(10,304)	—	(10,304)
Amortization of intangible assets	(219)	—	(219)
Total operating expenses	(105,207)	(64,833)	(40,374)
Operating loss	(172,223)	(80,160)	(92,063)
Loss on investments	(1,000)	—	(1,000)
Equity in net earnings of unconsolidated affiliate	(2,133)	(647)	(1,486)
Net gain from extinguishment of debt	—	82,600	(82,600)
Interest income	3,894	426	3,468
Interest expense	(2,342)	(2,536)	194
Other non-operating loss	(146)	—	(146)
Loss before income taxes	(173,950)	(317)	(173,633)
Income tax benefit (expense)	49,161	(73)	49,234
Net loss	$(124,789)	$(390)	$(124,399)

Supplemental information:
bitcoin (“BTC”) production during the period, in whole BTC (1)	2,070	3,490	(1,420)
Average bitcoin per day, in whole BTC	22.5	37.9	(15.4)
Total margin (total revenues less total cost of revenues)	$(67,016)	$(15,327)	$(51,689)
Cost of revenues - depreciation and amortization	$(101,136)	$(53,548)	$(47,588)
Total margin excluding the impact of depreciation and amortization:
Mining(2)	$34,157	$38,221	$(4,064)
Hosting services (2)	$(37)	$—	$(37)
General and administrative expenses excluding stock-based compensation	$(40,385)	$(13,917)	$(26,468)
Installed Hash Rate (Exahashes per second) - at end of period (3)	36.9	23.1	13.8
Energized Hash Rate (Exahashes per second) - at end of period (3)	36.9	19.1	17.8
Average Operational Hash Rate (Exahashes per second) (4)	28.8	14.5	14.3
Cost per Petahash per day (5)	$37.1	$45.2	$8.1
Share of available miner rewards	4.8%	4.0%	0.8%
Number of blocks won	604	528	76
Transaction fees as a percentage of total	2.4%	2.5%	(0.1)%

Reconciliation to Adjusted EBITDA:
Net loss	$(124,789)	$(390)	$(124,399)
Interest income	(3,894)	(426)	(3,468)
Interest expense	2,342	2,536	(194)
Income tax expense (benefit)	(49,161)	73	(49,234)
Depreciation and amortization (6)	104,463	54,032	50,431
EBITDA	(71,039)	55,825	(126,864)
Stock compensation expense	23,340	5,511	17,829
Change in fair value of derivative instrument (7)	58,234	—	58,234
Early termination expenses and other (8)	11,304	—	11,304
Net gain from extinguishment of debt	—	(82,600)	82,600
Adjusted EBITDA	$21,839	$(21,264)	$43,103

(1) Includes 46 and 23 bitcoin representing the Company’s share of the equity method investee, Abu Dhabi Global Markets company (the “ADGM Entity”), for the three months ended September 30, 2024 and September 30, 2023, respectively.

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

(5) Cost per Petahash per day is calculated using mining cost of revenues, excluding depreciation and amortization, divided by the Average Operational Hash Rate, excluding the Company’s share of the hash rate for the equity method investee, the ADGM Entity, by a factor of 1,000.

(6) Includes approximately $3.1 million of depreciation and amortization from the Company’s share in the results of its equity method investee, the ADGM Entity, reported in “Equity in net earnings of unconsolidated affiliate” for the three months ended September 30, 2024 on the Condensed Consolidated Statements of Operations.

(7) For the three months ended March 31, 2024, the reported adjusted EBITDA was $528.8 million, revised for the change in fair value of derivative instrument of a $15.3 million loss, results in a revised adjusted EBITDA of $541.5 million. For the three months ended June 30, 2024, the reported adjusted EBITDA loss was $85.1 million, revised for the change in fair value of derivative instrument of $38.3 million, results in a revised adjusted EBITDA loss of $125.6 million. Refer to the discussion within “Non-GAAP Financial Measures” herein for the reasons of the Company’s exclusion of change in fair value of derivative instrument from adjusted EBITDA.

(8) Early termination expenses represent amounts recognized as the cost to early terminate data center hosting agreements in addition to the gain (loss) on investments during the period.

Revenues: The Company generated revenues of $131.6 million for the three months ended September 30, 2024, compared to $97.8 million in the prior year period. The $33.8 million or approximately 35% increase in revenues was primarily driven by a $74.0 million increase in the average price of bitcoin, partially offset by a $40.5 million decrease in bitcoin production due to the April 2024 halving event. The average price of bitcoin mined was 116% higher than the average price of bitcoin mined in the prior year period and average daily bitcoin production was 22.5 bitcoin in the current year period compared with 37.9 in the prior year period. The Company produced 1,420 less bitcoin for the three months ended September 30, 2024 compared to the prior year period primarily due to the halving event in April 2024 and increased global hashrate, partially offset by an increase in the Company’s share of the network hashrate, which resulted in a 14% increase in number of blocks won. During the three months ended September 30, 2024, the third-party site equipment failure and transmission line maintenance were completely resolved.

Cost of revenues – mining during the three months ended September 30, 2024 totaled $97.1 million compared to $59.6 million in the prior year period. The $37.5 million or approximately 63% increase was primarily driven by the growth in the Company’s hash rate from the deployment and energization of mining rigs compared to the prior year period. The Company’s Cost per Petahash per day improved to $37.1 from $45.2, or approximately 18%, in the three months ended September 30, 2024 when compared with the prior year period, primarily due to strategic acquisitions with more efficient cost structures and deployment of more efficient miners. The Company believes Cost per Petahash per day to be a key metric to evaluate its operating costs and expects it to reduce as the Company grows its operations towards 50.0 exahash by the end of 2024.

Cost of revenues – hosting services during the three months ended September 30, 2024 totaled $0.4 million which includes cost of power and other hosting related operating costs to provide hosting services. The Company exited this business during the three months ended September 30, 2024 to strategically focus on its owned and operated mining business.

Cost of revenues – depreciation and amortization during the three months ended September 30, 2024 totaled $101.1 million compared to $53.5 million in the prior year period. The $47.6 million or approximately 89% increase was primarily due to the deployment of mining rigs since the prior year period, the acquisitions of GC Data Center Equity Holdings, LLC and the Garden City Acquisition and overall increased scale of the business.

Total Margin was a loss of $67.0 million in the current year period compared to a loss of $15.3 million in the prior year period, a decrease of $51.7 million or approximately 337%. The following table summarizes the factors that impacted the decrease in total margin for the three months ended September 30, 2024 compared to the prior year period:

Revenue:		(in thousands)
●	Higher average price of bitcoin produced and other revenue	$74,006
●	Lower amount of bitcoin produced	(40,549)
●	Third-party hosting	341
Cost of revenue – energy, hosting and other:
●	Higher costs due to growth in hash rate	(57,506)
●	Decrease in hash costs and other costs	19,985
●	Third-party hosting	(378)
Cost of revenue – depreciation and amortization:
●	Increased due to deployment of mining rigs	(41,665)
●	Increased due to third-party hosting services	(5,923)
		$(51,689)

Total margin excluding the impact of depreciation and amortization, for the three months ended September 30, 2024 was $34.1 million compared to $38.2 million in the prior year period.

General and administrative expenses: General and administrative expenses were $63.7 million for the three months ended September 30, 2024, compared to $19.4 million in the prior year period, an increase of $44.3 million or approximately 228%. General and administrative expenses excluding stock-based compensation was $40.4 million in the current year period compared to $13.9 million in the prior year period. This $26.5 million or approximately 190% increase in expenses was primarily due to the increased scale of the business and acquisitions, including payroll and benefits, professional fees, facility and equipment repair and maintenance expenses and other third-party costs associated with growth in the business. The increase in stock-based compensation of $23.3 million in the current year period compared to $5.5 million in the prior year period resulted from issuing the Company's 2023 performance-based stock awards in January 2024 and the introduction in May 2024 of a new long-term performance-based stock award program for 2024 that, unlike the 2023 stock award, meets the criteria to begin expensing immediately. The Company’s headcount increased from 48 employees as of September 30, 2023 to approximately 130 employees as of September 30, 2024, further contributed to the increase in stock-based compensation expense.

Change in fair value of digital assets: The Company recognized a gain on digital assets of $30.1 million for the three months ended September 30, 2024, compared to a loss of $44.7 million in the prior year period. The $74.8 million or approximately 167% increase was primarily related to the favorable mark-to-market adjustment in the current year period due to the increase in bitcoin price from $62,668 to $63,301, from June 30, 2024 to September 30, 2024, respectively, and the underlying digital assets held at the respective dates. As of September 30, 2024, the Company had 26,747 bitcoin, an increase of 95% compared to the prior year period. The Company views bitcoin on its Condensed Consolidated Balance Sheets as an important treasury reserve asset and expects to continue to invest in the future.

Change in fair value of derivative instrument: The Company acquired a commodity swap contract as a result of the GC Data Center Equity Holdings, LLC acquisition. The fair value decreased for the three months ended September 30, 2024, primarily due to the decrease in the electricity forward curve prices during the current period compared to the contracted fixed price.

Research and development: Research and development expenses were $2.8 million for the three months ended September 30, 2024 compared to $0.7 million in the prior year period. These expenses consisted primarily of contractor costs, supplies, personnel and related expenses for our mining and technology businesses.

Early termination expenses: During the three months ended September 30, 2024, the Company terminated the remaining hosting agreements with customers from the GC Data Center Equity Holdings, LLC acquisition, and recognized early termination expenses of $10.3 million, to expand self-mining capacity.

Amortization of intangible assets: During the three months ended September 30, 2024, the Company recorded a $0.2 million amortization expense for intangible assets. There was no amortization expense of intangible assets in the prior year period.

Loss on investments: During the three months ended September 30, 2024, the Company wrote-down a previous SAFE investment for a loss of $1.0 million.

Net gain on extinguishment of debt: In September 2023, the Company entered into agreements with certain holders of Convertible Senior Notes due 2026 (the “2026 Notes”) to exchange an aggregate $416.8 million principal amount of 2026 Notes for 31,722,417 shares of the Company's common stock and recorded a gain in the amount of $82.6 million.

Equity in net income of unconsolidated affiliate: During the three months ended September 30, 2024, the Company recorded its share of net earnings for its 20% interest in the ADGM Entity in the amount of $2.1 million, compared to $0.6 million in the prior year period. The Company’s share of the ADGM Entity’s operating results included earnings from the production of 46 bitcoin and approximately $3.1 million of depreciation and amortization during the three months ended September 30, 2024, whereas in the prior year period, the Company’s share of ADGM Entity’s operating results included earnings from production of 23 bitcoin and approximately $0.5 million of depreciation and amortization.

Interest income: Interest income was $3.9 million for the three months ended September 30, 2024 compared to $0.4 million in the prior year period. The $3.5 million increase was primarily due to the higher average balance of cash and cash equivalents and interest earned on loaned bitcoin in the current year period.

Interest expense: Interest expense of $2.3 million for the three months ended September 30, 2024 remained relatively flat compared to the prior year period. Interest costs were impacted by the exchange of $416.8 million aggregate principal amount of 2026 Notes for shares of the Company’s common stock September 2023 and the issuance of the 2031 Notes during the three months ended September 30, 2024.

Income tax benefit (expense): The Company recorded income tax benefit of $49.2 million for the three months ended September 30, 2024 compared to an income tax expense of $0.1 million in the prior year period. The $49.2 million income tax benefit primarily arises from the release of the valuation allowance on deferred tax assets, driven by the increase in bitcoin’s fair value and positive forecasts for its future value.

Net loss: The Company recorded a net loss of $124.8 million for the three months ended September 30, 2024 compared to a net loss of $0.4 million in the prior year period. The $124.4 million decrease in net loss was primarily driven by a $92.1 million increase in operating loss, the absence of an $82.6 million net gain from the extinguishment of debt, partially offset by a $49.2 million income tax benefit in the current period compared to the prior year period.

Adjusted EBITDA: Adjusted EBITDA was $21.8 million for the three months ended September 30, 2024 compared to an adjusted EBITDA loss of $21.3 million in the prior year period. The $43.1 million increase was primarily impacted by an increase in net loss, adjusted for an increase in stock compensation expense, and an unfavorable change in fair value derivative instrument, early termination expenses during the current period and the absence of a net gain from the extinguishment of debt from the prior year period.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

	Nine Months Ended September 30,		Favorable
(dollars in thousands)	2024	2023	(Unfavorable)
Revenues
Mining	$412,207	$230,740	$181,467
Hosting services	29,777	—	29,777
Total revenues	441,984	230,740	211,244

Costs and expenses
Cost of revenues
Mining	(254,227)	(148,227)	(106,000)
Hosting services	(27,398)	—	(27,398)
Depreciation and amortization	(266,939)	(108,556)	(158,383)
Total cost of revenues	(548,564)	(256,783)	(291,781)
Operating expenses
General and administrative expenses	(194,154)	(54,404)	(139,750)
Change in fair value of digital assets	370,896	117,868	253,028
Change in fair value of derivative instrument	(35,235)	—	(35,235)
Research and development	(9,124)	(1,573)	(7,551)
Early termination expenses	(38,061)	—	(38,061)
Amortization of intangible assets	(22,658)	—	(22,658)
Total operating expenses	71,664	61,891	9,773
Operating income (loss)	(34,916)	35,848	(70,764)
Gain on investments	4,236	—	4,236
Loss on hedge instruments	(2,292)	—	(2,292)
Equity in net earnings of unconsolidated affiliate	(825)	(647)	(178)
Net gain from extinguishment of debt	—	82,267	(82,267)
Interest income	8,655	1,366	7,289
Interest expense	(4,967)	(9,136)	4,169
Other non-operating income	67	—	67
Income (loss) before income taxes	(30,042)	109,698	(139,740)
Income tax benefit (expense)	42,767	(351)	43,118
Net income	$12,725	$109,347	$(96,622)

Supplemental information:
bitcoin (“BTC”) production during the period, in whole BTC (1)	6,938	8,610	(1,672)
Average bitcoin per day, in whole BTC	25.3	31.5	(6.2)
Total margin (total revenues less total cost of revenues)	$(106,580)	$(26,043)	$(80,537)
Cost of revenues - depreciation and amortization	$(266,939)	$(108,556)	$(158,383)
Total margin excluding the impact of depreciation and amortization:
Mining	$157,980	$82,513	$75,467
Hosting services	$2,379	$—	$2,379
General and administrative expenses excluding stock-based compensation	$(90,569)	$(40,497)	$(50,072)
Installed Hash Rate (Exahashes per second) - at end of period	36.9	23.1	13.8
Energized Hash Rate (Exahashes per second) - at end of period	36.9	19.1	17.8
Average Operational Hash Rate (Exahashes per second)	23.6	11.1	12.5
Cost per Petahash per day	$40.7	$48.9	$8.2
Share of available miner rewards	3.6%	3.3%	0.3%
Number of blocks won	1,429	1,163	266
Transaction fees as a percentage of total	6.8%	4.6%	2.2%

Reconciliation to Adjusted EBITDA:
Net income	$12,725	$109,347	$(96,622)
Interest income	(8,655)	(1,366)	(7,289)
Interest expense	4,967	9,136	(4,169)
Income tax expense (benefit)	(42,767)	351	(43,118)
Depreciation and amortization (2)	298,826	109,040	189,786
EBITDA	265,096	226,508	38,588
Stock compensation expense	103,585	13,907	89,678
Change in fair value of derivative instrument (3)	35,235	—	35,235
Early termination expenses and other	33,825	—	33,825
Net gain from extinguishment of debt	—	(82,267)	82,267
Adjusted EBITDA	$437,741	$158,148	$279,593

(1) Includes 313 and 23 bitcoin representing the Company’s share of the equity method investee, the ADGM entity, for the nine months ended September 30, 2024 and September 30, 2023, respectively.

(2) Includes approximately $9.2 million of depreciation and amortization from the Company’s share in the results of its equity method investee, the ADGM entity, reported in “Equity in net earnings of unconsolidated affiliate” for the nine months ended September 30, 2024 on the Condensed Consolidated Statements of Operations.

(3) For the three months ended March 31, 2024, the reported adjusted EBITDA was $528.8 million, revised for the change in fair value of derivative instrument of a $15.3 million loss, results in a revised adjusted EBITDA of $541.5 million. For the six months ended June 30, 2024, the reported adjusted EBITDA was $443.7 million, revised for the change in fair value of derivative instrument of $23.0 million, results in a revised adjusted EBITDA of $415.9 million. Refer to the discussion within “Non-GAAP Financial Measures” herein for the reasons of the Company’s exclusion of change in fair value of derivative instrument from adjusted EBITDA.

Revenues: The Company generated revenues of $442.0 million for the nine months ended September 30, 2024, compared to $230.7 million in the prior year period. The $211.2 million or approximately 92% increase in revenues was primarily driven by a $234.0 million increase in the average price of bitcoin mined, partially offset by a $52.6 million decrease in bitcoin production due to the April 2024 halving, and the inclusion of $29.8 million in revenues generated from providing hosting services as a result of the GC Data Center Hosting, LLC acquisition in January of 2024. The average price of bitcoin mined was 120% higher than the average price of bitcoin mined in the prior year period and average daily bitcoin production was 25.3 bitcoin in the current year period compared with 31.5 in the prior year period. The Company produced 1,672 less bitcoin for the nine months ended September 30, 2024 compared to the prior year period primarily due to the halving event in April 2024, increased global hashrate and the continued impact of unexpected equipment failures at third-party operated sites and transmission line maintenance, partially offset by an increase in the Company’s share of the network hashrate. During the quarter ended September 30, 2024, the third-party site equipment failure and transmission line maintenance were completely resolved.

Cost of revenues – mining during the nine months ended September 30, 2024 totaled $254.2 million compared to $148.2 million in the prior year period. The $106.0 million or approximately 72% increase was primarily driven by the growth in the Company’s hash rate from the deployment and energization of mining rigs compared to the prior year period. Partially offsetting the increase was the impact of unexpected equipment failures and transmission line maintenance, which resulted in downtime that reduced hosting and energy costs. The Company’s Cost per Petahash per day improved to $40.7 from $48.9, or approximately 17%, in the nine months ended September 30, 2024 when compared to the prior year period, primarily due to strategic acquisitions with more efficient cost structures and deployment of more efficient miners. The Company believes Cost per Petahash per day to be a key metric to evaluate its operating costs and expects it to reduce as the Company grows its operations towards 50.0 exahash by the end of 2024.

Cost of revenues – hosting services during the nine months ended September 30, 2024 totaled $27.4 million which includes cost of power and other hosting related operating costs to provide hosting services. Hosting services include results beginning January 12, 2024, the date of the acquisition of GC Data Center Equity Holdings, LLC. As of September 30, 2024, the Company exited all hosting facilities to strategically focus on its owned and operating mining business.

Cost of revenues – depreciation and amortization during the nine months ended September 30, 2024 totaled $266.9 million compared to $108.6 million in the prior year period. The $158.4 million or approximately 146% increase was primarily due to the deployment of mining rigs since the prior year period, the acquisitions of GC Data Center Equity Holdings, LLC and the Garden City Acquisition and overall increased scale of the business.

Total Margin was a loss of $106.6 million in the current year period compared to a loss of $26.0 million in the prior year period, a decrease of approximately $80.5 million. The following table summarizes the factors that impacted the decrease in total margin for the nine months ended September 30, 2024 compared to the prior year period.

Revenue:		(in thousands)
●	Higher average price of bitcoin produced and other revenue	$234,024
●	Lower amount of bitcoin produced	(52,557)
●	Third-party hosting	29,777
Cost of revenue – energy, hosting and other:
●	Higher costs due to growth in hash rate	(154,904)
●	Decrease in hash costs and other costs	48,904
●	Third-party hosting	(27,398)
Cost of revenue – depreciation and amortization:
●	Increased due to deployment of mining rigs	(147,113)
●	Increased due to third-party hosting services	(11,270)
Total margin		$(80,537)

Total margin excluding impact of depreciation and amortization for the nine months ended September 30, 2024 was $160.4 million compared to $82.5 million for the prior year period.

General and administrative expenses: General and administrative expenses were $194.2 million for the nine months ended September 30, 2024, compared to $54.4 million in the prior year period, an increase of $139.8 million or approximately 257%. General and administrative expenses excluding stock-based compensation was $90.6 million in the current year period compared to $40.5 million in the prior year period. The $50.1 million or approximately 124% increase in expenses was primarily due to the increased scale of the business and acquisitions, including payroll and benefits, professional fees, facility and equipment repair and maintenance expenses, and other third-party costs associated with growth in the business. The increase in stock-based compensation of $103.6 million in the current year period compared to $13.9 million in the prior year period resulted from issuing the Company's 2023 performance-based stock awards in January 2024 and the introduction of a new long-term performance-based stock award program for 2024 in May 2024 that, unlike the 2023 stock award, meets the criteria to begin expensing immediately. The Company’s headcount increased from 48 employees as of September 30, 2023 to approximately 130 employees as of September 30, 2024, further contributed to the increase in stock-based compensation expense.

Change in fair value of digital assets: The Company recognized a gain on digital assets of $370.9 million, compared to a gain of $117.9 million in the prior year period. The $253.0 million or approximately 215% increase was primarily related to the increase in bitcoin price from $42,288 to $63,301 from December 31, 2023 to September 30, 2024, respectively and the underlying digital assets held at the respective dates. As of September 30,

2024, the Company had 26,747 bitcoin, an increase of 95% compared to the prior year period. The Company views bitcoin on its Condensed Consolidated Balance Sheets as an important treasury reserve asset and expects to continue to invest in the future.

Change in fair value of derivative instrument: The Company acquired a commodity swap contract as a result of its acquisition of GC Data Center Equity Holdings, LLC. The commodity swap contract hedges price variability in electricity purchases and expires on December 31, 2027. The commodity swap contract is a derivative instrument and remeasured at fair value each reporting period with changes recognized on the Condensed Consolidated Statements of Operations. The fair value decreased for the nine months ended September 30, 2024, primarily due to the decrease in the electricity forward curve prices during the current year period compared to the contracted fixed price.

Research and development: Research and development expenses were $9.1 million for the nine months ended September 30, 2024 compared to $1.6 million in the prior year period. These expenses consisted primarily of contractor costs, supplies, personnel, and related expenses for our mining and technology businesses.

Early termination expenses: On January 30, 2024, the Company entered into a termination and transition agreement (“Agreement”) with the operator, US Bitcoin Corp (“USBTC”), of the two sites from the January 12, 2024, acquisition of GC Data Center Equity Holdings, LLC. The Company and USBTC agreed to terminate the acquired operating agreement for a termination fee of $19.5 million, net of deposit refund. In addition, during the nine months ended September 30, 2024, the Company terminated the remaining hosting agreements with customers from the GC Data Center Equity Holdings, LLC acquisition, and recognized early termination expenses of $18.4 million, to expand self-mining capacity.

Amortization of intangible assets: During the nine months ended September 30, 2024, the Company fully amortized the customer relationships acquired in the GC Data Center Equity Holdings, LLC acquisition for $22.0 million, due to the Company’s strategic decision to exit hosting services business and termination of customer relationships. There was no amortization expense of intangible assets in the prior year period.

Gain on investments: During the nine months ended September 30, 2024, the Company purchased additional shares in Auradine, Inc. (“Auradine”) preferred stock and recorded a gain on investments of $5.2 million to adjust the carrying amount of its investment. Additionally, during the nine months ended September 30, 2024 the Company wrote-down a previous SAFE investment for a loss of $1.0 million.

Net gain from extinguishment of debt: In March 2023, the Company prepaid the outstanding balance on its term loan facility with Silvergate Bank and terminated the term loan facility. The Company and Silvergate agreed to also terminate the Company’s revolving credit facilities. In connection with the termination of the credit facility, the Company recorded a loss in the amount of $0.3 million. Additionally, in September 2023, the Company entered into agreements with certain holders of 2026 Notes to exchange an aggregate $416.8 million principal amount of 2026 Notes for 31,722,417 shares of the Company's common stock and recorded a gain in the amount of $82.6 million.

Equity in net earnings of unconsolidated affiliate: During the nine months ended September 30, 2024, the Company recorded its share of net losses for its 20% interest in the ADGM Entity in the amount of $0.8 million, compared to $0.6 million in the prior year period. The Company’s share of the ADGM Entity’s operating results included earnings from the production of 313 bitcoin, a $4.1 million impairment of property, plant and equipment and approximately $9.2 million of depreciation and amortization during the nine months ended September 30, 2024, whereas in the prior year period, the Company’s share of ADGM Entity’s operating results included earnings from production of 23 bitcoin and approximately $0.5 million of depreciation and amortization.

Loss on hedge instruments: During the nine months ended September 30, 2024, the Company recorded a $2.3 million realized loss related to bitcoin hedging activities. The Company has significant bitcoin holdings on its balance sheet and from time to time will evaluate, as part of its risk management and treasury management process, short-term hedging or yield enhancing opportunities. The Company has an Investment Committee composed of cross functional members of its senior executive team that evaluates market conditions to set hedging, investments, and monetization of bitcoin strategies. There were no outstanding bitcoin hedging transactions as of the nine months ended September 30, 2024 and there were no such activities in the prior year period.

Interest income: Interest income was $8.7 million for the nine months ended September 30, 2024 compared to $1.4 million in the prior year period. The $7.3 million increase was primarily due to the higher average balance of cash and cash equivalents and interest earned on loaned bitcoin in the current year period.

Interest expense: Interest expense was $5.0 million for the nine months ended September 30, 2024 compared to $9.1 million in the prior year period. The $4.2 million or approximately 46% decrease was a result of the exchange of

$416.8 million aggregate principal amount of the 2026 Notes for shares of the Company’s common stock in September 2023 and the issuance of the 2031 Notes during the quarter ended September 30, 2024.

Income tax benefit (expense): The Company recorded income tax benefit of $42.8 million for the nine months ended September 30, 2024 compared to an income tax expense of $0.4 million in the prior year period. The $42.8 million income tax benefit primarily arises from the release of the valuation allowance on deferred tax assets, driven by the increase in bitcoin’s fair value and positive forecasts for its future value.

Net income: The Company recorded net income of $12.7 million for the nine months ended September 30, 2024 compared to net income of $109.3 million in the prior year period. The $96.6 million decrease in net income was primarily driven by a $70.8 million decrease in operating income (loss), the absence of an $82.3 million net gain from the extinguishment of debt, partially offset by a $7.3 million increase in interest income and a $43.1 million income tax benefit in the current period compared to the prior year period.

Adjusted EBITDA: Adjusted EBITDA was $437.7 million for the nine months ended September 30, 2024 compared to adjusted EBITDA of $158.1 million in the prior year period. The $279.6 million increase was primarily impacted by the increase in earnings before interest, taxes, depreciation and amortization; adjusted for the increase in stock compensation expense and early termination expenses during the current period, and the absence of the net gain from extinguishment of debt from the prior year period.

FINANCIAL CONDITION AND LIQUIDITY

The following table presents a summary of the Company’s cash flow activity for the nine months ended September 30, 2024 and 2023:

	For the Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash used in operating activities	$(363,596)	$(224,487)
Net cash used in investing activities	(1,232,255)	(373)
Net cash provided by financing activities	1,414,794	213,565
Net decrease in cash, cash equivalents and restricted cash	(181,057)	(11,295)
Cash, cash equivalents and restricted cash — beginning of period	357,313	112,505
Cash, cash equivalents and restricted cash — end of period	$176,256	$101,210

Cash flows for the nine months ended September 30, 2024: Cash, cash equivalents and restricted cash totaled $176.3 million at September 30, 2024, a decrease of $181.1 million from December 31, 2023.

Cash flows from operating activities resulted in a use of funds of $363.6 million, as net income, adjusted for non-cash and non-operating items, in the amount of $62.3 million was more than offset by the use of cash of $425.9 million from changes in operating assets and liabilities. When the Company produces and holds bitcoin on its Condensed Consolidated Balance Sheets, it excludes such produced and held bitcoin from its operating cash flows. If the Company monetizes bitcoin in the future, those proceeds are reported as cash flows from investing activities. Changes in cash flows from operating assets and liabilities were driven by a use of funds associated with changes in digital assets of $412.0 million due to the non-cash adjustment for bitcoin mining revenues and deposits of $15.7 million resulting from increased deposits associated with hosting agreements.

Cash flows from investing activities resulted in a use of funds of $1,232.3 million, primarily resulting from the use of funds for advances to vendors of $584.8 million, purchase of digital assets of $395.6 million, payment for the acquisition of businesses of $275.8 million, capital expenditures of $64.3 million, and an investment in an equity method investee of $22.1 million, partially offset by proceeds from the sale of digital assets of $118.4 million.

Cash flows from financing activities resulted in a source of cash of $1,414.8 million, primarily from the periodic issuance of common stock under the Company’s 2024 ATM of $1,155.0 million, the issuance of the 2031 Notes of $291.6 million, net of issuance costs, partially offset by $29.0 million for the repurchase of shares in settlement of employee taxes upon restricted stock vesting.

Bitcoin holdings as of September 30, 2024: At September 30, 2024, the Company held approximately 26,747 bitcoin on its Condensed Consolidated Balance Sheets with a fair value of $1,693.1 million. The Company’s holdings as of September 30, 2024 excluded 95 bitcoins owned by the Company’s equity method investee, the ADGM Entity, but allocable to the Company, and pending distribution to the Company. At September 30, 2024, the fair value of a single bitcoin was approximately $63,301. The Company expects that its future bitcoin holdings will generally increase but will fluctuate from time to time, both in number of bitcoin held and fair value in U.S. dollars, depending upon operating and market conditions. The Company intends to add to its bitcoin holdings primarily through its production activities and from time to time purchases. The Company historically sold bitcoin as a means of generating cash to fund monthly operating costs and for general corporate purposes. During the nine months ended September 30, 2024, the Company purchased 6,481 bitcoin for $392.6 million. During the quarter end September 30, 2024, the Company acquired $100.0 million bitcoin using cash on hand and 4,144 bitcoin, or approximately $249.0 million, using the net proceeds from the issuance of the 2031 Notes as part of its strategy to hold bitcoin and not sell for the foreseeable future. As a result of the Company’s adoption of the aforementioned strategy, the Company anticipates funding its operations and investing activities principally from available cash and cash equivalents and from its financing activities.

Kaspa holdings as of September 30, 2024: In 2023, the Company began evaluating Kaspa as a potential way to diversify its revenue while continuing to utilize its current infrastructure and expertise in digital asset compute. After successfully deploying its first Kaspa ASICs in September 2023, the Company began scaling its operations. At September 30, 2024, the Company held approximately 107,891,919 Kaspa coins on its Condensed Consolidated Balance Sheets with a fair value of $17.1 million. At September 30, 2024, the fair value of a single Kaspa coin was approximately $0.1585. The Company intends to add to its Kaspa holdings primarily through its production activities. As of now we incur significantly less cost to produce Kaspa in U.S. dollar terms, which helps pay for our expenses and allows us to hold a larger amount of bitcoin on our Condensed Consolidated Balance Sheets.

At-the-Market Offering Programs and Proceeds: As of September 30, 2024, the Company has sold 34,785,661 shares of common stock for an aggregate purchase price of $665.7 million, net of offering costs, pursuant to the 2024 ATM.

Liquidity and Capital Resources: Cash and cash equivalents, excluding restricted cash, totaled $164.3 million and the fair value of digital asset holdings was $1,710.2 million at September 30, 2024. The combined value of cash and cash equivalents, excluding restricted cash, and digital assets, as of September 30, 2024, was $1,874.5 million.

The Company expects to have sufficient liquidity, including cash on hand and access to public capital markets, to support ongoing operations in the next 12 months and beyond. The Company will continue to seek to fund its business activities, and especially its growth opportunities, through the public capital markets, primarily through periodic equity issuances using its at-the-market facilities.

The risks to the Company’s liquidity outlook would include events that materially diminish its access to capital markets and/or the value of its bitcoin holdings and production capabilities, including:

•Failure to effectively execute the Company’s growth strategies;

•Challenges in the bitcoin mining space and/or additional contagion events (such as the FTX collapse and subsequent bankruptcies of bitcoin mining companies in 2022 and 2023) which could damage the credibility of, and therefore, investor confidence in, companies engaged in the digital assets space, including MARA;

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company contracts with service providers for hosting its equipment and operational support in data centers where the Company’s equipment is deployed. Under these arrangements, the Company expects to pay at a minimum approximately (i) $48.2 million during the remainder of calendar year 2024, (ii) $350.8 million in total payments during the calendar years 2025 through 2027, and (iii) $5.7 million in total payments during the calendar year 2028. Under certain of these arrangements, the Company is required to pay variable pass-through power and service fees in addition to these estimated minimum amounts.

The Company has purchase agreements to purchase miners and other mining equipment for a total purchase price of $880.8 million. As of September 30, 2024, we have made installment payments totaling $557.1 million. We expect to make periodic payments in accordance with the payment schedule with the final payment expected to occur during 2025.

Assuming the remaining 2026 Notes are not converted into common stock, repurchased or redeemed prior to maturity, (i) remaining interest payments relating to the 2026 Notes will approximate $0.8 million through the remainder of the calendar year 2024, (ii) annual interest payments of approximately $3.3 million in each calendar year from 2025 through 2026, and (iii) principal in the amount of $330.7 million upon the maturity in November 2026, will be payable under the 2026 Notes. For the recently issued 2031 Notes, assuming the 2031 Notes are not converted into common stock repurchased or redeemed prior to maturity, (i) remaining interest payments related to the 2031 Notes will approximate $1.6 million through the remainder of the calendar year 2024, (ii) annual interest payments of approximately $6.4 million in each calendar year from 2025 to 2031, and (iii) principal in the amount of $300.0 million upon maturity in September 2031, will be payable under the 2031 Notes. Refer to Note 14 – Debt, for further information.

On October 15, 2024, the Company announced securing a $200.0 million line of credit, collateralized by a portion of the Company’s bitcoin holdings. The Company plan to use the funds to capitalize on strategic opportunities and for other general corporate purposes. As of October 17, 2024, the facility was fully utilized.

On October 16, 2024, the Company filed a renewed motion for judgement as a matter of law (or in the alternative for a new trial and remittitur), which, based on applicable law, seeks to overturn, or at minimum significantly reduce, the damage award. Also on October 16, 2024, the Company filed and a motion to correct the judgement’s interest rate. Accordingly, the Company acquired a surety bond for the amount owing. Refer to Note 16 – Legal Proceedings in the notes to the Company’s Condensed Consolidated Financial Statements included in this Quarterly Report, for further information.

CRITICAL ACCOUNTING ESTIMATES

The following accounting estimates relate to the significant areas involving management’s judgments and estimates in the preparation of the Company’s financial statements, and are those that it believes are the most critical to aid the understanding and evaluation of this management discussion and analysis:

•Long-lived assets

•Income taxes

•Assets acquired and liabilities assumed in a business combination

•Goodwill impairment

•Loss contingencies

Long-Lived Assets

The Company has long-lived assets that consist primarily of property and equipment stated at cost, net of accumulated depreciation and impairment, as applicable. The depreciation charge is calculated on a straight-line basis and depends on the estimated useful lives of each type of asset and, in certain circumstances, estimates of fair values and residual values. The Company’s property and equipment is primarily composed of digital asset mining rigs, which are largely homogeneous and have approximately the same useful lives. Accordingly, the Company utilizes the group method of depreciation for its digital asset mining rigs. The Company updates the estimated useful lives of its asset group of digital asset mining rigs periodically as information on the operations of the mining rigs indicate changes are required. The Company assesses and adjusts the estimated useful lives of its mining rigs when there are indicators that the productivity of the mining assets is higher or lower than the assigned estimated useful lives.

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

Income Taxes

The primary objectives of accounting for income taxes are to recognize the amount of income taxes payable or refundable for the current year, and to recognize deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The Company accounts for income taxes in accordance with ASC 740 - Income Taxes, using the asset and liability method. Under this method, deferred tax assets and liabilities are calculated based on enacted tax rates and are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities and for operating losses and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. Management must make assumptions, judgments and estimates to determine the Company’s income tax benefit or expense and deferred tax assets and liabilities. The Company recognizes tax positions when they are more likely than not of being sustained. Recognized tax positions are measured at the largest amount of benefit greater than 50% likely of being realized. Each period, the Company evaluates tax positions and adjusts related tax assets and liabilities in light of changing facts and circumstances.

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

Goodwill Impairment

Goodwill is not subject to amortization, and instead, assessed for impairment annually, or more frequently when events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount in accordance with ASC 350.

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

Given the uncertain nature of litigation generally, we are not able in all cases to estimate the amount or range of loss that could result from an unfavorable outcome of the litigation to which we are a party. In view of these uncertainties, we could incur charges in excess of any currently established accruals and, to the extent available, liability insurance. In the opinion of management, any such future charges, individually or in the aggregate, could have a material adverse effect on our consolidated results of operations, financial condition and/or consolidated cash flows. From time to time, we may challenge unfavorable outcomes and obtain surety bonds in connection therewith, and our exposure under such surety bonds will depend on the outcome of our challenge. We have in the past used, and may in the future use, borrowings under our master lending agreements or other financing sources to post such surety bonds, collateralized by bitcoin. If the price of bitcoin drops substantially, we may face a margin call on our borrowings under the master lending agreements, which would require us to provide additional collateral to avoid liquidation by lenders of pledged bitcoin to cover amounts owing.

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

Market Price Risk of Bitcoin. We hold a significant amount of bitcoin, and as such, we are exposed to the impact of market price changes in bitcoin on its bitcoin holdings. This exposure would generally manifest itself in the following areas:

•Declines in the fair market value of bitcoin will impact the cash value that would be realized if we were to sell our bitcoin for cash, therefore having a negative impact on our liquidity.

•We occasionally enter into derivative financial instruments to manage our exposure resulting from fluctuations in the price of bitcoin.

At September 30, 2024, we held approximately 26,747 bitcoin and the fair value of a single bitcoin was approximately $63,301, meaning that the fair value of our bitcoin holdings on that date was approximately $1,693.1 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that its disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2024 due to a material weakness in internal control over financial reporting as described below.

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

To file a report, use the Client Code “MarathonPG” and pick one of the following options:

•Call: 1-877-647-3335

•Click: http://www.RedFlagReporting.com

Change in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting other than the ongoing remediation efforts undertaken by management.

PART II

ITEM 1. LEGAL PROCEEDINGS

Other than as disclosed in Note 16 - Legal Proceedings in the notes to the Company’s Condensed Consolidated Financial Statements included in this Quarterly Report, we are presently not a party to any material litigation or regulatory proceeding and are not aware of any pending or threatened litigation or regulatory proceeding against us which, individually or in the aggregate, could have a material adverse effect on our business, operating results, financial condition or cash flows.

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

We may experience liquidity constraints and need to raise additional capital. We may be unable to raise the additional capital needed to fund our operations and growth initiatives in a timely manner or at all.

Liquidity risk is the risk that we will not be able to meet our financial obligations as they fall due. We have a planning and budgeting process to help determine the funds required to support our normal spending requirements on an ongoing basis and our growth plans. We currently settle our financial obligations out of cash and cash equivalents, including net proceeds from sales of common stock under the 2024 ATM. On October 15, 2024, we entered into master lending agreements with a consortium of lenders, securing an aggregate $200.0 million line of credit, which we may draw on upon posting digital asset collateral. However, the master lending agreements are uncommitted, and there is no certainty that market conditions will allow us to access the master lending agreements on commercially reasonable terms or at all. Further, if the price of bitcoin drops substantially, we may face a margin call on our borrowings under the master lending agreements, which would require us to provide additional collateral to avoid liquidation by lenders of pledged bitcoin to cover amounts owing.

If the price of bitcoin declines, and as we expect to need to raise additional capital to expand our operations and pursue our growth strategy, and to respond to competitive pressures or unanticipated working capital requirements, we may seek but fail to obtain additional debt or equity financing on favorable terms, if at all, which could impair our growth and adversely affect our existing operations. If we were to obtain additional equity financing, our stockholders may experience significant dilution of their ownership interest, and the value of their investment could decline. Furthermore, if we were to obtain additional debt financing, our debtors likely would have priority over holders of equity with respect to order of payment preference. We may be required to accept terms that restrict our ability to incur additional indebtedness or take other actions, including terms that require us to maintain a specified level of liquidity or other balance sheet ratios that may not be in the interests of our stockholders.

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

Exercise or conversion of warrants and other convertible securities, along with new issuances of our common stock, will dilute our stockholders’ percentage of ownership.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Repurchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2024 through July 31, 2024	54,661	$22.56	—	—
August 1, 2024 through August 31, 2024	193,467	19.19	—	—
September 1, 2024 through September 30, 2024	58,216	15.56	—	—
Total	306,344	$19.10	—	$—

(1) The average price paid for shares in connection with vesting of restricted stock units are averages of the closing stock price at the vesting date, which is used to calculate the number of shares withheld.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Director and Officer Trading Plans and Arrangements

During the three months ended September 30, 2024, none of the Company’s directors or Section 16 officers adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report.

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Provided Herewith
3.1	Restated Articles of Incorporation of MARA Holdings, Inc.				X
4.1	Indenture, dated August 14, 2024, by and between Marathon Digital Holdings, Inc. and U.S. Bank National Association	Form 8-K	8/14/24	4.1
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

*	This certification is not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 12, 2024

MARA HOLDINGS, INC.

		By:	/s/ Fred Thiel
		Name:	Fred Thiel
		Title:	Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

		By:	/s/ Salman Khan
		Name:	Salman Khan
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)