Form 10-K
period 2024-12-31
MARA Holdings, Inc.
filed 2025-03-03
CIK 1507605

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to______

MARA HOLDINGS, INC.
(Exact name of registrant as specified in charter)

Nevada	001-36555	01-0949984
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S Employer Identification No.)

101 NE Third Avenue, Suite 1200, Fort Lauderdale, FL	33301
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 800-804-1690

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	MARA	The Nasdaq Capital Market

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

The aggregate market value of the common stock of the registrant held by non-affiliates was approximately $5.7 billion based on the closing sale price on The Nasdaq Capital Market on June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter).

As of February 21, 2025, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 345,816,827.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the registrant’s 2025 annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III within this Annual Report on Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement and related solicitation materials are not deemed to be filed as part of this Annual Report on Form 10-K.

MARA HOLDINGS, INC.

As used in this Annual Report on Form 10-K for our fiscal year ended December 31, 2024 (this “Annual Report”), the terms the “Company,” “MARA,” “we,” “our” and “us” refer to MARA Holdings, Inc. (f/k/a Marathon Digital Holdings, Inc.) and its subsidiaries, unless otherwise indicated.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report may contain forward-looking statements that reflect our current views with respect to, among other things, future events, results and financial performance, which are intended to be covered by the safe harbor provisions for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995.

These statements can be identified by the fact that they do not relate strictly to historical or current facts, and you can often identify these forward-looking statements by the use of forward-looking words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “shall,” “should,” “strive,” “target,” “will” or the negative version of those words or other comparable words. Any forward-looking statements contained in this Annual Report are based upon our historical performance and on our current plans, estimates and expectations in light of information currently available to us. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. You should not place undue reliance on any forward-looking statements and should consider the factors discussed under “Risk Factors” in Part I, Item 1A herein.

The factors identified in Part I, Item 1A herein should not be construed as an exhaustive list of factors that could affect our future results and should be read in conjunction with the other cautionary statements that are included in this Annual Report. The forward-looking statements made in this Annual Report are made only as of the date of this Annual Report. We do not undertake any obligation to publicly update or review any forward-looking statement except as required by law, whether as a result of new information, future developments or otherwise.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from what we may have expressed or implied by these forward-looking statements. You should specifically consider the factors identified in this Annual Report that could cause actual results to differ before making an investment decision to purchase our common stock.

Furthermore, new risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us.

PART I

ITEM 1. BUSINESS

CORPORATE OVERVIEW

MARA is a global leader in leveraging digital asset compute to support the energy transformation, with operations on four continents and 16 data centers in North America, the Middle East, Europe and Latin America. We employ different strategies and structures (self-owned, joint ventures, and third-party hosted) to diversify risk across the organization. In prior years, we primarily used third party hosted sites to operate with an asset-light model. During the year, we decided to diversify our portfolio of assets and increased the proportion of our owned mining sites, exiting the year at approximately 70% owned capacity. Our core business is bitcoin mining, and we produce, or “mine,” bitcoin using one of the industry’s largest and most energy-efficient fleets of specialized computers while providing dispatchable compute as an optionality to the electric grid operators to balance electric demands on the grid.

We are exploring low cost energy initiatives through our owned power generation business, which focuses on disintermediating pipelines and powerlines by locating operations directly at energy sources, such as renewable energy sites and methane gas capture locations. Over time, it is our expectation that this strategy will reduce production costs, improve operating margins, lower the weighted average cost of capital, and extend the duration of our bitcoin mining rigs and capacity. Our low cost energy strategy focuses on reducing costs by utilizing stranded energy and exploring other opportunities, including selling excess capacity to offset costs and pursuing revenue generating initiatives that provide higher margins, thereby reducing our reliance on higher electricity costs. For example, subsequent to year end, we acquired an electric generating wind farm facility to utilize last-generation bitcoin mining rigs to provide an avenue for the hardware to continue operating profitably beyond its normal lifecycle.

In addition, we are expanding our involvement in complementary businesses that align with our core competencies and strategic goals. This includes the sale of data center infrastructure, such as immersion-cooled systems, to third parties operating in the bitcoin ecosystem and the artificial intelligence (“AI”) and high-performance compute (“HPC”) sector. Our business is also active in bitcoin-related projects focused on the technological development of immersion, hardware, firmware, mining pools and side chains that leverage blockchain cryptography.

We believe we are the second largest holder of bitcoin among publicly traded companies. From time to time, we enter into forward or option contracts and/or lend bitcoin to increase yield on our bitcoin holdings.

As used throughout this Annual Report, the term “Bitcoin” with a capital “B” is used to denote the Bitcoin protocol which implements a highly available, public, permanent, and decentralized ledger. The terms “bitcoin” with a lower case “b” and “BTC” are used to denote the coin, bitcoin.

BITCOIN BLOCKCHAIN

Bitcoin and Bitcoin Mining

Bitcoin is a decentralized digital asset that operates on a peer-to-peer network, allowing users to send and receive payments without the need for banks and other intermediaries. Bitcoin is not linked to any fiat currency or country’s monetary policy and therefore serves as a store of value outside of government control. This is possible by using blockchain technology, which is a distributed ledger that records and verifies all transactions on the network.

The Bitcoin blockchain is a public, transparent, and unalterable record of all transactions that have ever occurred on the peer-to-peer network. When a user sends a transaction on the Bitcoin network, it is broadcast to the network and added to a pool of unconfirmed transactions known as the “mempool.” Miners, which operate specialized hardware, known as bitcoin mining rigs or application-specific integrated circuits (“ASICs”), then compete to process these unconfirmed transactions into a “block.” The first miner to successfully confirm and assemble the transactions into a block receives a reward in the form of newly minted bitcoin (block subsidy) and transaction fees. Each confirmed transaction is cryptographically signed and permanently recorded in the blockchain as a new block, and cannot be altered or deleted.

The blockchain is maintained by a robust and public open-source architecture consisting of a network of computers, known as nodes, that work together to verify and validate new transactions. Because the blockchain is decentralized and transparent, all users can verify the legitimacy of a transaction without having to rely on a third party. This eliminates the need for intermediaries, which can be slow and expensive, and makes the network resistant to censorship and fraud.

Bitcoin mining plays a key role in the maintenance and growth of the Bitcoin network by providing the computational power needed to verify transactions and add new blocks to the blockchain. We believe that, as the Bitcoin network becomes more secure, its enhanced security may drive greater adoption and transaction volumes and fees.

As of December 31, 2024, we operated approximately 400,000 mining rigs globally, with an energized hashrate of approximately 53.2 exahashes per second (“EH/s”). During the year ended December 31, 2024, we mined 9,430 bitcoin. We remain focused on maximizing our chances of successfully processing blocks on the Bitcoin blockchain by growing our hashrate, or the amount of computational power we devote to supporting the Bitcoin blockchain, to enhance our ability to successfully process blocks. Generally, the greater the share a single miner can capture of the blockchain’s total network hashrate, or the aggregate hashrate deployed to processing blocks on the Bitcoin blockchain, the greater the miner’s chances of processing a block and therefore earning the reward. As additional mining operators enter the market in response to increased demand for bitcoin, the Bitcoin blockchain’s network hashrate grows.

Bitcoin “Halving” Events

Bitcoin halving is a phenomenon that has historically occurred every 210,000 blocks or approximately every four years on the Bitcoin network. The halving is a key part of the Bitcoin protocol and serves to control the overall supply and reduce the risk of inflation in digital assets using a Proof-of-Work consensus algorithm. At a predetermined block, the block subsidy portion of the reward is cut in half, hence the term “halving.” For example, the block subsidy for adding a single block to the blockchain was initially set at 50 bitcoin currency rewards. The Bitcoin blockchain has undergone a halving four times since its inception, most recently in April 2024. The next halving for the Bitcoin blockchain is anticipated to occur around April 2028. This process will recur until the total amount of bitcoin currency rewards issued reaches 21,000,000, and the theoretical supply of new bitcoin is exhausted, which is expected to occur around 2140. Many factors influence the price of Bitcoin, and potential increase or decrease in prices in advance of or following the future halving is unknown.

At the beginning of the year, the reward for each solved block was equal to 6.25 bitcoin plus transaction fees. On April 19, 2024, the bitcoin halving event occurred, reducing the previous block reward to 3.125 bitcoin per block. The transaction fee was not impacted by the halving.

As of December 31, 2024, the price of bitcoin was $93,354.

Factors Affecting Profitability

Market Price of Bitcoin

Our business is heavily dependent on the price of bitcoin. The prices of digital assets, including bitcoin, have historically experienced substantial volatility, and digital asset prices have in the past and may in the future be driven by speculation and incomplete information, subject to rapidly changing investor sentiment, and influenced by factors such as technology, macroeconomic conditions, regulatory void or changes, fraudulent actors, manipulation, and media reporting. Further, the value of bitcoin and other digital assets may be significantly impacted by factors beyond our control, including consumer trust in the market acceptance of bitcoin as a means of exchange by consumers and merchants.

Halving

The halving is an important part of the Bitcoin ecosystem, and it is closely watched by miners, investors, and other participants in the digital asset market. Each halving event has historically been associated with significant price movements in the value of bitcoin.

Network Hashrate and Difficulty

Generally, a bitcoin mining rig’s chance of solving a block on the Bitcoin blockchain and earning a bitcoin reward is a function of the mining rig’s hashrate, relative to the global network hashrate (i.e., the aggregate amount of computing power devoted to supporting the Bitcoin blockchain at a given time). As demand for bitcoin increases, the global network hashrate rapidly increases, and as more adoption of bitcoin occurs, we expect the demand for new bitcoin will likewise increase as more mining companies are drawn into the industry by this increase in demand. Further, as more and increasingly powerful mining rigs are deployed, the network difficulty for Bitcoin increases. Network difficulty is a measure of how difficult it is to solve a block on the Bitcoin blockchain, which is adjusted every 2,016 blocks, or approximately every two weeks, so that the average time between each block is approximately ten minutes. A high difficulty means that it will take more computing power to solve a block and earn a new bitcoin reward, which, in turn, makes the Bitcoin network more secure by limiting the possibility of one miner or mining pool gaining control of the network. Therefore, as new and existing miners deploy additional hashrate, the global network hashrate will continue to increase, meaning a miner’s share of the global network hashrate (and therefore its chance of earning bitcoin rewards) will decline if it fails to deploy additional hashrate at pace with the industry.

STRATEGIC FOCUS

Our focus in 2024 was on growth, execution and transition into a more mature organization with a diversified portfolio of bitcoin mining sites while strategically reducing bitcoin production costs. This focus consisted of the expansion of operations of our core bitcoin mining business, acquiring and operating bitcoin mining sites to host our own bitcoin mining rigs and deploying low cost energy initiatives. Key activities and milestones during 2024 included the following:

•We more than doubled our hashrate to 53.2 EH/s.

•We acquired five operational data centers, totaling 812 megawatts (“MW”) of nameplate capacity, in Granbury and Garden City, Texas, Kearney, Nebraska, and Hannibal and Hopedale, Ohio.

•We entered into an agreement to acquire a wind farm in Hansford County, Texas, with 240 MW of interconnection capacity and 114 MW of nameplate wind capacity to establish a behind-the-meter data center at low energy costs and provide an avenue for prior-generation bitcoin mining rigs to continue operating profitably beyond their normal lifecycle. The acquisition closed subsequent to year end.

•We launched a 25 MW micro data center operation in partnership with an oil and gas company, utilizing excess, flared natural gas from oil wellheads in Texas and North Dakota to power our bitcoin mining operations. This operation mitigates up to 99% of methane emissions and drives down our energy costs.

•In Finland, we deployed two pilot projects to recycle heat from our operations, providing heat to communities with a total population of approximately 80,000 residents. These sites offset our production costs through heat sales while reducing the local communities’ reliance on high carbon emitting biomass through the use of hydro power, delivering renewable energy and more affordable heating to communities.

•We launched a program to generate additional return by loaning bitcoin. At year end, we had approximately 10,374 bitcoin under loaned or collateral arrangements.

•We grew bitcoin holdings (including loaned and collateralized bitcoin) by 197% to 44,893, which highlights our commitment to our core operations while also recognizing opportunities to purchase bitcoin strategically.

Our primary focus in 2025 is to keep our current fleet of over 400,000 bitcoin mining rigs energized and running optimally while increasing our total hashrate. We anticipate further growth of our hashrate in 2025 as we bring newly acquired bitcoin miners into operation.

We have grown quickly to become a global leader in leveraging digital asset compute to support energy transformation. We achieved this milestone through an asset-heavy strategy, which involved deploying our bitcoin miners at third-party hosted sites and making strategic acquisitions throughout 2024. During the year ended December 31, 2024 we announced a significant shift in our treasury policy and adopted a full holding onto bitcoin (“HODL”) strategy to retain all mined and purchased bitcoin for the foreseeable future. The adoption of this strategy reflects our confidence in the long-term value of bitcoin and our belief that it is the world’s best treasury reserve asset.

In addition to this approach, we implemented a hybrid bitcoin acquisition strategy, balancing mining with opportunistic market purchases, leveraging approximately $2.2 billion in aggregate principal amount of convertible senior notes (the “2024 Convertible Notes”), of which $1.9 billion bears no interest. In 2024, we acquired 22,065 bitcoin at an average price of $87,205 and mined an additional 9,430 bitcoin, increasing our total bitcoin holdings to 44,893 as of December 31, 2024. These holdings were valued at approximately $4.2 billion based on a spot price of $93,354 per bitcoin on of December 31, 2024, strengthening our liquidity position – a priority that we intend to continue focusing on in 2025.

As of December 31, 2024, we had approximately 7,377 bitcoin loaned to third parties, generating yield from our loaned bitcoin, and approximately 2,997 bitcoin utilized as collateral for borrowings. Our combined cash and cash equivalents, excluding restricted cash and digital assets, including loaned and collateralized bitcoin, totaled nearly $4.6 billion as of December 31, 2024. Refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Financial Condition and Liquidity” included in this Annual Report for further information.

We also expect to deploy several technological innovations developed by our technology team and partners at our operations and bring them to market. These innovations include a new two-phase immersion-cooling (“2PIC”) system, designed to optimize cooling efficiency, mining rig performance, and heat capture and reuse, as well as new hardware and software solutions. Deployments of 2PIC technology have already begun, with tanks scheduled for integration across key sites to improve both our operations and those of external customers. Initially, we expect to be the primary user of 2PIC.

Research and Development

Our research and development (“R&D”) efforts play a critical role in driving our innovation and growth. Our R&D process is designed to support the creation and development of new tools and processes intended to serve an integral part of our overall business strategy and enhance our market position as an advanced and sustainable bitcoin miner. Additionally, R&D includes activities related to AI and adjacent markets, with the goal of creating additional revenue opportunities over the long term.

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

Overall, our R&D process is designed to support the creation and development of innovative technology advancements that ensure we maintain our competitive advantages and improve our position as a leading bitcoin miner. We believe that this process is essential for driving growth, staying ahead of the competition, and achieving success.

Strategic Investments

We are committed to pursuing strategic investments that align with our vision and values. Our strategic focus is to identify and partner with companies that we believe will generate synergies to create long-term value for our stockholders.

A core element of our investment strategy is to focus on companies that are at the forefront of emerging technologies and industries. We believe targeted companies have the potential to drive significant innovation and growth, and we are committed to supporting the development through investments in both hardware and software companies.

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

OPERATIONS

We deploy miners at sites on four continents. The following map and table represent our site locations and provide current megawatt (“megawatt” or “MW”) and exahash capacity and expansion opportunities:

E
B
F
H
J
I
K
G
Q
C
D
A
L

R
P
FINLAND
USA
UAE
M
N
PARAGUAY
O

A McCamey, TX	B Ellendale, ND	C Garden City, TX	E Jamestown, ND	D Granbury, TX	F Kearney, NE
G Murray, KY	H Layton, UT	I Hopedale, OH	J Findlay, OH	K Hannibal, OH	L Hearne, TX
M Mina Zayed, UAE	N Masdar City, UAE	O Hernandarias, PY	P Finland Site 1	Q Hansford County, TX	R Finland Site 2

Site Location	Type	Operational Capacity (MW)	Growth Capacity (MW) (1)	Total Nameplate Capacity (MW)	Energized Exahash
Owned Sites
Granbury, Texas	Colocated generation + grid	232	68	300	12.1
Garden City, Texas	Colocated generation + grid	126	74	200	8.2
Hannibal, Ohio	Grid connection	41	159	200	—
Hansford County, Texas (2)	Colocated with wind generation	—	180	180	—
Findlay, Ohio	Grid connection	26	124	150	1.2
Kearney, Nebraska	Grid connection	92	8	100	5.8
Hopedale, Ohio	Grid connection	21	4	25	0.9
Hearne, Texas	Flare gas	22	—	22	0.6
International	Various	57	—	57	2.1
Total Owned Sites		617	617	1,234	30.8

Hosted Sites
McCamey, Texas	Colocated generation + grid	216	—	216	7.6
Ellendale, North Dakota	Grid connection	180	—	180	10.5
Jamestown, North Dakota	Grid connection	93	—	93	3.7
Other	Various	12	—	12	0.6
Total Hosted Sites		501	—	501	22.4
Total		1,118	617	1,735	53.2

(1) Subject to certain utility approval, interconnection studies, land lease/acquisitions and/or regulatory approvals.

(2) The Hansford County, Texas acquisition closed subsequent to year end, on February 14, 2025.

COMPETITION

In digital asset mining, companies and individuals use computing power to solve cryptographic algorithms to record and publish transactions to blockchain ledgers or provide transaction verification services to the Bitcoin network in exchange for digital asset rewards. The current reward for verifying a block on the Bitcoin blockchain is 3.125 bitcoin. Miners can range from individual enthusiasts to professional mining operators with dedicated data centers. Miners may organize themselves in mining pools. We compete or may in the future compete with other companies that focus all or a portion of their activities on owning or operating digital asset exchanges, developing programming for the blockchain, and mining activities. Currently, the information concerning the activities of these enterprises is not readily available as the vast majority of the participants in this sector do not publish information publicly or the information may be unreliable.

We believe our acquisitions and our ongoing deployment of miners positions us well among the publicly traded companies involved in the digital asset mining industry. The digital asset mining industry is a highly competitive and evolving industry and new competitors and/or emerging technologies could enter the market and affect our competitiveness in the future.

INTELLECTUAL PROPERTY

We actively use specific hardware and software for digital asset mining operations. In certain cases, source code and other software assets may be subject to an open-source license, as much of the technology development underway in our sector is open source.

We currently own two patents in the United States and have 17 patent applications pending. Our patents have various expiration dates, generally 20 years from the respective original filing date. Our patents improve efficiency to decrease settlement risk and expand server and radio functionalities. In the future, we may seek to register additional patents in connection with our existing and planned blockchain and digital asset operations.

To protect and enforce our proprietary information and intellectual property, we rely upon trade secrets, trademarks, service marks, trade names, copyrights and other intellectual property rights.

Additionally, we expect to continue to license the use of intellectual property rights owned and controlled by others. We also have developed, and may further develop, certain proprietary software applications for purposes of our digital asset mining operations and may license proprietary software application to third parties.

REGULATORY LANDSCAPE

We operate within a complex and rapidly evolving regulatory environment and are subject to a wide range of laws and regulations enacted by U.S. federal, state, and local governments, governmental agencies, and regulatory authorities, including the U.S. Securities and Exchange Commission (the “SEC”), the Commodity Futures Trading Commission (the “CFTC”), the Federal Trade Commission (the “FTC”), and the Financial Crimes Enforcement network of the U.S. Department of Treasury, as well as similar entities in other countries. Other regulatory bodies have demonstrated an interest in regulating or investigating companies engaged in blockchain or cryptocurrency businesses.

Regulations may substantially change in the future and it is presently not possible to know how regulations will apply to our business, or when they may be effective. While we anticipate that bitcoin mining will be an area of focus for regulators in 2025 and beyond, we cannot predict with certainty the impact regulations may have on our business or operations. As the regulatory and legal environment evolves, we may become subject to new laws and regulations by the SEC and other agencies, which may affect our mining operations and other activities. Additionally, state and local regulation of bitcoin mining is important with respect to where we conduct our mining operations. A substantial number of our bitcoin miners are located in Texas and North Dakota, which are generally favorable regulatory environments for bitcoin miners compared to other states. However, we may also become subject to additional regulatory requirements on a state and local level in the geographies in which we operate, and as we strategically expand our operations into new areas.

For additional discussion of potential risks that existing and future regulation may pose to our business, see Part I, Item 1A. “Risk Factors” of this Annual Report.

HUMAN CAPITAL RESOURCES

As of December 31, 2024, we had a total workforce of approximately 152 employees across our entire organization, all of whom were employed full-time, including professionals in accounting, communications, engineering, finance, growth, human resources, information and technology, investor relations, legal and operations.

Our human capital resources strategy is to align the interests of our employees with our key long-term success drivers. In execution of this strategy, we maintain an equity incentive plan, under which all eligible employees can receive equity grants. We believe our equity plan serves as a key incentive for our employees, aligning their long-term interests with our objectives as an organization.

We also compare salary and wages against quantitative benchmarks and adjust monetary compensation to ensure wages are competitive and consistent with employee positions, skill levels, experience, and geographic location. We maintain a robust process for ensuring pay equity across MARA and increases in incentives and compensation based on merit and performance. In addition, we provide a comprehensive range of benefits options, including medical, dental and vision insurance for employees and family members, paid and unpaid leaves, and life and disability/accident coverage.

At MARA, we seek to attract a pool of diverse, best-in-class candidates and foster their career growth by hiring the best talent available, rather than relying solely on educational background. In support of such initiative, we look for candidates in local communities and large cities alike, and from a variety of backgrounds. Our goal is a long-term, growth-oriented career for each employee. We also believe that our ability to retain our workforce is dependent on our ability to foster an environment that is sustainably safe, respectful, fair, and inclusive of everyone.

CORPORATE HISTORY AND AVAILABLE INFORMATION

Previously known as Marathon Digital Holdings, Inc., we changed our name to MARA Holdings, Inc. on August 29, 2024.

Our website address is www.mara.com. The information contained on or connected to our website is not incorporated by reference into this Annual Report and should not be considered part of this or any other report filed with the SEC. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

ITEM 1A. RISK FACTORS

Described below are certain risks to our business and the industry in which we operate. You should carefully consider the risks described below, together with the financial and other information contained in this Annual Report and in our other public disclosures. If any of the following risks actually occurs, our business, financial condition, results of operations, cash flows and prospects could be materially and adversely affected. As a result, our future results could differ materially from historical results and from guidance we may provide regarding our expectations of our future financial performance, and the trading price of our common stock could decline.

Risk Factors Summary

The following is a summary of the principal factors that make an investment in our securities speculative or risky, all of which are more fully described below in this section. This summary should be read in conjunction with the full description of “Risk Factors” in this section and should not be relied upon as an exhaustive summary of the material risks facing our business. In addition to the following summary and the information in this section, you should consider the other information contained in this Annual Report before investing in our securities.

Risks Related to Our Business

•Bitcoin price volatility may affect our ability to effectively manage our growth plans and profitability;
•Regulatory, commercial, and technical uncertainties may influence bitcoin prices;
•Failure to increase our hashrate may reduce our competitiveness and negatively impact our financial performance;
•Our HODL strategy exposes us to market volatility and liquidity risks;
•Significant disruptions in the cryptocurrency markets, like those in late 2022, could materially impair the value of our mining rigs, and prolonged low bitcoin prices could force us to idle mining rigs;
•The adoption and long-term viability of digital asset networks is uncertain, and a decline in their growth or acceptance could negatively impact our business and the value of our stock;
•We face risks related to technological obsolescence, vulnerability of the global supply chain for cryptocurrency hardware, potential trade restrictions and difficulty in obtaining new hardware, which may have a material adverse effect on our business;

•We may experience liquidity constraints and need additional capital, which may not be available to us on favorable terms, or at all;
•Our bitcoin lending arrangements expose us to risks of borrower default, operational failures and cybersecurity threats;
•The U.S. political and economic environment could materially impact our business operations and financial performance, and uncertainty surrounding the potential legal, regulatory and policy changes by the new U.S. presidential administration may directly affect us and the global economy;
•We have engaged in, and may continue to engage in, strategic acquisitions and other transactions that could disrupt our business, dilute our stockholders, strain our financial resources and harm our operating results;
•Geopolitical and economic crises could lead to increased uncertainty, large-scale selloffs of digital assets and a decline in bitcoin’s value, negatively impacting our business and stock price; and
•The lack of legal recourse and insurance for our digital assets increases the risk of total loss in the event of theft or destruction.

Risks Related to Governmental Regulation and Enforcement

•The rapidly evolving and uncertain regulatory landscape for cryptocurrencies exposes us to legal risks, compliance costs, and potential business disruptions;
•The unregulated nature and lack of transparency of many bitcoin trading venues may expose us to fraud, security failures, and operational risks, potentially harming the value of our bitcoin holdings;
•If bitcoin is classified as a security, we may be subject to extensive regulation, which could result in significant costs or force us to cease certain operations;
•Our bitcoin holdings could subject us to regulatory scrutiny and potential restrictions on future transactions;
•Operating in foreign jurisdictions exposes us to political, legal, and regulatory risks that could negatively impact our financial condition; and
•Target energy regulations and taxes could increase our costs and adversely affect our business.

Risks Related to Our Common Stock

•Our stock price is volatile and subject to significant fluctuations;
•Our ongoing at-the-market stock issuances contribute to stockholder dilution and may intensify due to our HODL strategy;
•The issuance, conversion, or exercise of convertible notes and other convertible securities, options, and warrants will dilute our stockholders’ ownership; and
•Uncertainty in accounting standards for bitcoin and other cryptocurrencies may lead to financial restatements and business disruptions.

Risks Related to Our Business

Bitcoin price volatility may affect our ability to effectively manage our growth plans and profitability.

The market price of bitcoin is extremely volatile, and in fiscal 2024 the price range of bitcoin was between approximately $39,000 and $106,000. The cost to mine a bitcoin is independent of the then current price of bitcoin, so when bitcoin prices are low, the cost per coin to mine may consume much of our available cash, limiting our ability to invest in expansion, upgrade mining equipment and infrastructure or fund other strategic initiatives. Additionally, because our revenue is primarily derived from mining bitcoin, our profitability fluctuates in direct correlation with bitcoin price movements. A decrease in bitcoin’s price results in a corresponding decrease in the value of the bitcoin we mine, reducing our revenues and profitability on a dollar-for-dollar basis. Given the volatility of bitcoin prices, we are unable to accurately predict our future growth trajectory or reliably forecast our revenue and profitability for any given reporting period. Our ability to expand our operations depends on our assumptions regarding bitcoin’s future price. If those assumptions are incorrect, and bitcoin prices fail to reach or sustain levels high enough to justify our capital expenditures, we may be unable to generate sufficient revenue to maintain profitability or execute our growth strategy, which could materially and adversely impact our business, financial condition and results of operations.

Regulatory, commercial and technical uncertainties may influence bitcoin prices.

The market price of bitcoin is subject to numerous uncertainties, including evolving regulatory frameworks, commercial adoption trends and technical risks, any of which could negatively impact its value. Regulatory treatment of digital assets remains uncertain in various jurisdictions, and new regulations, enforcement actions, or interpretations by governmental authorities could diminish bitcoin’s appeal, restrict its use or otherwise depress its market price.

Beyond regulation, bitcoin’s price is influenced by factors such as:

•public perception and media coverage of bitcoin and digital assets;
•accessibility and convenience of purchasing, holding and transacting with bitcoin;
•institutional demand for bitcoin as an asset class;
•consumer adoption of bitcoin for everyday transactions; and
•emergence of competing digital assets with potentially superior functionality, scalability or regulatory compliance.

Even if bitcoin adoption increases in the short term, there is no guarantee that this growth will be sustained. Since bitcoin exists solely as digital records on the Bitcoin blockchain, its value is also susceptible to technical risks, including:

•a decrease in miner incentives due to declining block rewards and transaction fees;
•security vulnerabilities, such as potential network attacks or software exploits;
•forks or changes to the Bitcoin protocol that may split the network or cause instability; and
•developments in mathematics or technology, including in digital computing, algebraic geometry and quantum computing, that could result in the cryptography used by the Bitcoin blockchain becoming insecure or ineffective.

Additionally, bitcoin’s liquidity could be adversely affected if financial institutions, payment processors or market makers withdraw their support for bitcoin-related services due to regulatory pressure, reputational concerns or operational risks. If any of these risks materialize, they could negatively impact bitcoin’s market price, which, in turn, would adversely affect our business and financial condition.

Failure to increase our hashrate may reduce our competitiveness and negatively impact our financial performance.

Our ability to earn bitcoin rewards is directly proportional to our mining power, or hashrate, relative to the total hashrate of the Bitcoin network. As more miners enter the network and deploy more powerful mining equipment, the global hashrate increases, making it more difficult to successfully mine bitcoin. To remain competitive, we must continuously invest in expanding our hashrate by acquiring new, more efficient mining hardware. However, as demand for mining equipment grows, the cost of acquiring and deploying new miners increases, which could limit our ability to scale. If we are unable to access capital to acquire additional miners, our hashrate may stagnate and we may fall behind our competitors. If we fail to increase our hashrate at a pace that keeps up with network difficulty growth, our share of total bitcoin mining rewards will decline, reducing our revenue and negatively impacting our financial performance.

Our HODL strategy exposes us to market volatility and liquidity risks.

In the third quarter of 2024, we adopted a HODL strategy whereby we retain all bitcoin mined in our operations or purchased in the open market, rather than selling bitcoin to generate revenue. In the second half of 2024, we raised approximately $2.2 billion, primarily through the issuance of the 2024 Convertible Notes, to acquire bitcoin as part of our HODL strategy. As a result, our financial condition is highly dependent on the market price of bitcoin, which historically has been volatile and subject to fluctuations due to regulatory developments, macroeconomic conditions, technological advancements, security incidents, market speculation and adoption trends. If the price of bitcoin declines significantly or remains low for an extended period, the value of our holdings could decrease materially, affecting our balance sheet and liquidity. Since we do not generate significant revenue from other business activities, a prolonged downturn in bitcoin’s price could make it difficult to cover operational expenses, service debt or fund strategic initiatives. Additionally, if we need to sell bitcoin to meet financial obligations, we could face liquidity constraints, unfavorable market conditions or regulatory restrictions that limit our ability to do so. Any of these factors could adversely affect our financial stability and business prospects. While we believe our HODL strategy will create long-term value, there is no guarantee that it will generate the returns we expect or that we will be able to meet our obligations under outstanding convertible notes without negatively impacting our financial condition.

Significant disruptions in the cryptocurrency markets, like those in late 2022, could materially impair the value of our mining rigs, and prolonged low bitcoin prices could force us to idle mining rigs.

Major disruptions in the cryptocurrency market, such as those in late 2022, could significantly impact the value of our mining equipment. In the fourth quarter of 2022, bitcoin’s price fell from nearly $21,500 to a low of approximately $15,500. This decline, combined with negative market sentiment following the collapse of FTX Trading Ltd. in November 2022 and the bankruptcies and restructurings of multiple digital asset companies, caused a material decline in the fair value of our mining rigs and deposits for future mining rig purchases. As a result, we recorded a $332.9 million impairment charge for the quarter ended December 31, 2022. Similar market downturns in the future could force us to record further impairments on our current and future assets, which could negatively impact our financial condition.

Our ability to operate profitably depends heavily on bitcoin prices. If bitcoin’s price drops and remains low for an extended period, we may have to consider whether it is financially viable to continue operating certain mining rigs until prices recover. There is a theoretical minimum bitcoin price below which bitcoin mining becomes uneconomical, particularly when operating costs exceed mining revenue. However, determining this threshold is complex due to the constantly changing variables involved. We operate multiple mining sites with different hosting and electricity costs, each governed by separate contract structures. If market conditions make mining unprofitable across multiple sites, we may need to shut down or scale back operations, which could reduce our revenues and negatively impact our financial performance.

The adoption and long-term viability of digital asset networks is uncertain, and a decline in their growth or acceptance could negatively impact our business and the value of our stock.

Bitcoin and other digital assets are part of a new and rapidly evolving industry. The long-term growth and viability of digital assets depend on multiple factors, including:

•continued global adoption and usage of bitcoin and other digital assets;
•government regulations that impact digital asset transactions and network operations;
•the development and maintenance of Bitcoin’s open-source software protocol;
•shifting consumer demographics, preferences and payment habits;
•the availability and popularity of alternative payment methods, including improved fiat currency solutions;
•economic conditions and the regulatory environment for digital assets; and
•regulatory scrutiny and associated compliance costs.

If bitcoin adoption stagnates or declines, demand for bitcoin could weaken, which could negatively affect our business. A prolonged lack of growth in bitcoin adoption could reduce market confidence, leading to lower trading volumes and diminished liquidity. Additionally, bitcoin’s price volatility undermines its role as a medium of exchange, as retailers are less likely to accept it as a form of payment. Marketplace acceptance of bitcoin as a medium of exchange and payment method may remain low. The relative lack of acceptance of bitcoin in the retail and commercial marketplace, or a reduction of such use, limits the ability of end users to use bitcoin to pay for goods and services.

Further, as block rewards decrease, higher transaction fees may be required to incentivize miners, potentially reducing bitcoin adoption and value. In order to incentivize miners to continue to contribute processing power to any digital asset network, such network may either formally or informally transition from a set reward to transaction fees earned upon solving for a block. This transition could be accomplished either by miners independently electing to record in the blocks they solve only those transactions that include payment of a transaction fee or by the digital asset network adopting software upgrades that require the payment of a minimum transaction fee for all transactions. If transaction fees paid for digital asset transactions become too high, the marketplace may be reluctant to accept digital assets as a means of payment and existing users may be motivated to switch from one digital asset to another digital asset or back to fiat currency. A decline in bitcoin transactions and adoption could reduce demand, negatively impacting bitcoin’s price and affecting the value of our bitcoin holdings.

We face risks related to technological obsolescence, vulnerability of the global supply chain for cryptocurrency hardware, potential trade restrictions and difficulty in obtaining new hardware, which may have a material adverse effect on our business.

Bitcoin mining hardware experiences wear and tear over time, requiring periodic repairs or replacement to maintain efficiency. Additionally, as mining technology evolves, we must invest in newer, more efficient mining equipment to remain competitive, which requires significant capital expenditures.

Further, we have faced complications related to the import of mining equipment in the past and may face such complications in the future. The global supply of miners is unpredictable and presently heavily dependent on manufacturers based in China. Geopolitical matters, including the relationship between the United States and other countries and trade restrictions and tariffs (or the threat of trade restrictions or tariffs), may impact our ability to import miners or other equipment necessary for our operations. Restrictions or bans on mining equipment from China, whether due to trade restrictions, national security concerns or geopolitical tensions, could disrupt our supply chain, increase equipment costs and delay our growth plans.

In addition, officials of the U.S. Customs and Border Protection agency (“CBP”) have broad discretion regarding products imported into the United States, and the CBP has on occasion detained or seized imported miners and other equipment necessary to the operation of our miners, which has resulted in significant costs to us. If our imported mining equipment is detained or seized in the future, we may not be able to obtain adequate replacement parts for our existing miners and other equipment or obtain additional miners and other equipment from manufacturers on a timely basis or at all, which could have a material adverse effect on our results of operations and financial condition.

We may experience liquidity constraints and need additional capital, which may not be available to us on favorable terms, or at all.

Liquidity risk is the possibility that we will be unable to meet our financial obligations as they come due. To manage this risk, we use a planning and budgeting process to estimate the funds needed for ongoing operations and growth initiatives. In 2024, we settled our obligations using cash, cash equivalents and net proceeds from our offerings of the 2024 Convertible Notes and stock sales pursuant to our at-the-market offerings. Additionally, in October 2024, we secured a $200.0 million line of credit through master lending agreements with a consortium of lenders. This line of credit requires digital asset collateral, but since these agreements are uncommitted, we cannot guarantee access to funds on commercially reasonable terms or at all. Further, if bitcoin’s price drops significantly, we may face margin calls on our borrowings, requiring us to post additional collateral or risk liquidation of collateralized bitcoin.

We expect that we will need to raise additional capital to expand our operations, pursue our growth strategy and respond to competitive pressures or unanticipated working capital requirements. We may seek but fail to obtain additional debt or equity financing on favorable terms, if at all, which could impair our growth and adversely affect our existing operations. Raising capital through equity financing could dilute existing stockholders and reduce the value of their investment. Debt financing, on the other hand, could impose restrictive terms, prioritize creditors over stockholders or require us to maintain liquidity levels or financial ratios that may not align with our business needs or be in the best interest of our stockholders.

Our bitcoin lending arrangements expose us to risks of borrower default, operational failures and cybersecurity threats.

From time to time, we generate income through bitcoin lending, which carries significant risks. The volatility of bitcoin increases the likelihood that borrowers may default due to market downturns, liquidity crises, fraud or other financial distress. Because our bitcoin lending arrangements are unsecured, they rank below secured debt in a borrower’s capital structure. If a borrower becomes insolvent, we may be unable to recover the loaned bitcoin, leading to substantial financial losses.

Additionally, digital asset lending platforms are vulnerable to operational and cybersecurity risks. Technical failures, software bugs or system outages could disrupt lending activities, delay transactions or result in inaccurate record-keeping. Cybersecurity threats, including hacking, phishing and other malicious attacks, pose further risks, potentially leading to the loss, theft or misappropriation of our loaned bitcoin. A successful cyberattack or security breach could materially and adversely impact our financial position, reputation and ability to conduct future lending activities.

The U.S. political and economic environment could materially impact our business operations and financial performance, and uncertainty surrounding the potential legal, regulatory and policy changes by the new U.S. presidential administration may directly affect us and the global economy.

Changes in U.S. political leadership and economic policies may create uncertainty that materially affects our business and financial performance. Shifts in legal, regulatory, and trade policies, particularly under a new presidential administration, could disrupt our operations and long-term strategy.

For example, if the U.S. government establishes a strategic bitcoin reserve, large-scale purchases could create price volatility or artificial price suppression, making our mining operations less profitable. Conversely, slow or no action in creating such a reserve could limit institutional adoption and negatively impact bitcoin’s value, which could also harm our financial condition. Additionally, increased government influence over the Bitcoin network could affect mining difficulty, transaction processing, and other technical aspects, further impacting our business.

We also face risks from trade policy changes, including tariffs and restrictions on imports of mining equipment. The current administration has imposed, and may continue to impose, tariffs on imports from key manufacturing regions, increasing costs and disrupting supply chains.

The scope and timing of potential policy changes remain uncertain, making it difficult to plan for or mitigate these risks. Any such changes could materially and adversely affect our business, financial condition, and results of operations.

We have engaged in, and may continue to engage in, strategic acquisitions and other transactions that could disrupt our business, dilute our stockholders, strain our financial resources and harm our operating results.

As part of our growth strategy, we have pursued strategic transactions, including acquiring companies, miners and data centers. In the future, we may seek additional opportunities to expand our mining operations, including purchasing miners, data centers and other facilities, potentially from companies in financial distress. Our ability to grow through acquisitions depends on several factors, including the availability of suitable opportunities at acceptable costs, our ability to compete effectively to attract those opportunities and access to financing.

Acquisitions may require us to issue common stock, thereby diluting existing stockholders, or take on liabilities from acquired businesses. They may also result in recording goodwill and intangible assets that require regular impairment testing, which could lead to periodic write-downs. Additionally, acquisitions often involve significant costs, including integration expenses, restructuring charges and potential litigation risks.

Even when successful, acquisitions and expansions may take considerable time to deliver anticipated benefits, if at all. Integrating new businesses, technologies, and personnel can be complex and may divert management’s attention from daily operations. We may also face liabilities related to a target company’s past operations. Entering new markets where we have little experience could pose additional challenges, particularly if competitors have stronger market positions. Furthermore, we may struggle to generate sufficient revenue to justify acquisition costs, and the integration process could disrupt relationships with employees, suppliers and other stakeholders.

Further, we may not be able to pursue our current acquisition strategy in the future. Beyond bitcoin mining and related acquisitions, we have explored, and may continue to explore, opportunities in adjacent or complementary businesses as market conditions allow. These ventures may carry similar risks, including operational and financial challenges, and there is no guarantee they will provide the expected benefits in a timely manner, if at all.

Geopolitical and economic crises could lead to increased uncertainty, large-scale selloffs of digital assets and a decline in bitcoin’s value, negatively impacting our business and stock price.

Bitcoin is an alternative to fiat currencies that are backed by central governments, but its value is highly dependent on supply and demand. It is unclear how global geopolitical and economic crises will affect the adoption and valuation of digital assets. However, such crises may lead to large-scale acquisitions or sales of digital assets, causing significant price volatility. A large-scale selloff of bitcoin could decrease its value, directly affecting our business and the price of our common stock. Additionally, broader macroeconomic instability, inflation and regulatory uncertainty could impact our ability to conduct business efficiently and profitably. A significant decline in bitcoin’s value due to economic or geopolitical factors could negatively affect our financial condition.

The lack of legal recourse and insurance for our digital assets increases the risk of total loss in the event of theft or destruction.

Our digital assets are not insured against theft, loss or destruction. If an event occurs where we lose our digital assets, whether due to cyberattacks, fraud or other malicious activities, we may not have any viable legal recourse or ability to recover the lost assets. Unlike funds held in insured banking institutions, our digital assets are not protected by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. If our digital assets are lost under circumstances that render another party liable, there is no guarantee that the responsible party will have the financial resources to compensate us. As a result, we and our stockholders could face significant financial losses.

The open-source structure of the Bitcoin network exposes us to risks related to software development, security vulnerabilities and potential disruptions.

Digital asset networks are open-source projects and, although there is an influential group of leaders in, for example, the Bitcoin network community known as the “Core Developers,” there is no official developer or group of developers that formally controls the Bitcoin network. As an open-source project, Bitcoin is not represented by an official organization or authority. The Bitcoin network protocol is not sold, and contributors generally are not compensated for maintaining and updating the Bitcoin network protocol. Without guaranteed financial incentives, there may be insufficient resources to address emerging issues, upgrade security or implement necessary improvements in a timely manner. If the Bitcoin network’s software is not properly maintained or developed, it could become vulnerable to security threats, operational inefficiencies and reduced trust, all of which could negatively impact bitcoin’s long-term viability and our business.

Bitcoin network forks, where the blockchain splits into two separate networks, could cause disruptions and negatively impact our business.

Since the Bitcoin network is an open-source project, any individual can download the Bitcoin network software and make any desired modifications, which are proposed to users and miners on the Bitcoin network through software downloads and upgrades and typically posted to the Bitcoin development forum on GitHub.com. A substantial majority of miners and Bitcoin users must consent to those software modifications by downloading the altered software or upgrade that implements the changes. Otherwise, the changes do not become a part of the Bitcoin network.

Since the Bitcoin network’s inception, changes to the network have been accepted by the vast majority of users and miners, ensuring that the network remains a coherent economic system. However, a developer or group of developers could propose a modification to the Bitcoin network that is not accepted by a vast majority of miners and users, but that is nonetheless accepted by a substantial population of participants in the Bitcoin network. In such a case, and if the modification is material or not compatible with the prior version of Bitcoin network software, a fork in the blockchain could develop and two separate Bitcoin networks could result with one running the pre-modification software program and the other running the modified version (i.e., a second “Bitcoin” network).

Historically, the Bitcoin community has worked to merge forked blockchains, but a prolonged or unresolved split could create confusion, disrupt the network and affect bitcoin’s stability. A fork could decrease confidence in bitcoin, negatively impacting its price and, in turn, our business and stock value.

Widespread delays in the recording of transactions could erode confidence in the Bitcoin network and negatively impact our business.

To the extent that any miners cease to record transactions in solved blocks, such transactions will not be recorded on the Bitcoin blockchain, until a block is solved by a miner who does not require the payment of transaction fees. Currently, there are no known incentives for miners to actively not record transactions in solved blocks. However, to the extent that any such incentives arise (e.g., a collective movement among miners or one or more mining pools forcing blockchain users to pay transaction fees as a substitute for or in addition to the award of new bitcoin upon the solving of a block), actions of miners solving a significant number of blocks could delay the recording and confirmation of transactions on the blockchain. Widespread delays could increase the risk of “double-spending” (i.e., spending the same digital assets in more than one transaction), reduce trust in the network, and negatively impact bitcoin’s adoption and price. This could, in turn, affect the value of our bitcoin holdings and our financial performance.

Our reliance on third-party mining pools for a portion of our mining revenue exposes us to operational and financial risks.

While we rely largely on our internal mining pool, we additionally rely on external open-access mining pools to receive certain mining rewards and fees from the Bitcoin network. External pools have the sole discretion to modify the terms of our agreement at any time, and, therefore, our future rights and relationship with such pools may change.

In general, mining pools allow miners to combine their computing and processing power, increasing their chances of solving a block and getting rewarded by the Bitcoin network. The rewards are distributed by the pool operator proportionally to our contribution to the pool’s overall mining power. Should any external pool’s operator systems suffer downtime due to cyber-attacks, software failures or operational issues, our ability to mine and receive revenue would be negatively impacted. Furthermore, while we receive daily reports from the external pools detailing the total processing power provided to the pool and the proportion of that total processing power we provided to determine the distribution of rewards to us, we are dependent on the accuracy of each such pool’s recordkeeping. We have minimal recourse against external pool operators if we determine the proportion of the reward paid out to us by the mining pool operator is incorrect, aside from leaving the pools. If we cannot consistently obtain accurate proportionate rewards, our business and financial performance could suffer.

A 51% attack on the Bitcoin network could undermine security and market confidence.

The security of the Bitcoin network relies on its decentralized nature, which makes it difficult for any single entity to control a majority of the network’s mining power. However, if a malicious actor or coordinated group were to gain control of more than 50% of the total hashrate, a scenario known as a “51% attack,” they could theoretically manipulate the network by:

•reversing previously confirmed transactions, enabling double-spending of bitcoin;
•preventing new transactions from being confirmed, effectively halting the network; and
•excluding or modifying transactions, undermining the trustworthiness of the blockchain.

A 51% attack could occur through several mechanisms, including large-scale mining operations, through which a single entity invests in expansive mining facilities with enough computing power to control the majority of the network; mining pool dominance, in which mining pool becomes so large that it collectively controls more than 50% of the network’s hashrate; or botnet-based attacks, in which botnets (volunteers or hacked collections of computers controlled by networked software coordinating the actions of the computers) are used to hijack computing resources and direct them toward mining, effectively amassing enough power to launch an attack.

If a 51% attack were successfully executed, it could lead to a loss of confidence in bitcoin’s security and reliability, causing its price to drop significantly. Such an event could also prompt regulatory restrictions on cryptocurrency mining and trading, further exacerbating the negative impact on our business.

Even if a 51% attack does not occur, the mere perception that such an attack is possible could damage bitcoin’s credibility and discourage institutional adoption. Given our dependence on bitcoin mining, any loss of trust in the security of the Bitcoin network could materially and adversely affect our business, financial condition and results of operations.

The scheduled reduction of bitcoin mining rewards due to halving events may decrease our revenue and could force us to cease mining operations.

Bitcoin undergoes a process known as “halving,” which reduces the reward miners receive for successfully mining a block. This process is designed to control the total supply of bitcoin and occurs approximately every four years. The most recent halving in April 2024 reduced mining rewards from 6.25 to 3.125 bitcoin per block, with the next halving expected in April 2028. Halvings are expected to continue until the total bitcoin supply reaches 21,000,000 bitcoin, projected around the year 2140.

Bitcoin prices have fluctuated around past halving events, and there is no guarantee that future halvings will result in price increases sufficient to offset reduced mining rewards. If bitcoin prices do not increase proportionately, our mining revenue may decline, potentially making continued operations financially unsustainable. If we reduce or cease mining, our business would be materially harmed, and investors could suffer a complete loss of their investment.

Further, reduced bitcoin mining incentives due to halving events may weaken network security and adversely affect our operations. Lower mining rewards could lead to a decrease in the hashrate securing the Bitcoin network if miners shut down operations due to reduced profitability. A lower hashrate could slow transaction confirmations and make the network more susceptible to malicious actors gaining control of 50% or more of the total processing power, increasing the risk of fraudulent transactions. Any weakening of Bitcoin network security could negatively impact our operations and harm investor confidence in our securities.

High operating costs and the need for professionalized mining operations may lead to downward pressure on bitcoin prices.

Over the past three years, digital asset mining operations have evolved from individual users mining with computer processors, graphics processing units and first-generation mining rigs. New processing power brought onto the digital asset networks is predominantly added by professionalized mining operations, which may use proprietary hardware or sophisticated machines. Professionalized mining operations require:

•significant capital investment tin specialized hardware;
•leasing operating space (often in data centers or warehousing facilities);
•substantial electricity consumption; and
•employing technicians to operate the mining sites.

Unlike past individual miners who may have held mined bitcoin for extended periods, professionalized mining operations typically sell newly mined bitcoin immediately to cover ongoing expenses. If mining profitability declines, professional miners may sell even more bitcoin into the market, increasing supply and potentially driving down bitcoin prices. If this price decline is significant, it could further reduce mining profitability, leading to additional sell-offs and a negative feedback loop that could harm our business and adversely affect an investment in our securities.

Our increasing reliance on immersion-cooling technology exposes us to operational and regulatory risks.

We are expanding our use of immersion-cooling technology for bitcoin mining, particularly at our Granbury, Texas facility. Immersion-cooling is an emerging, relatively untested technology at scale within the bitcoin mining industry, and we may face challenges in achieving the expected cooling performance. If we fail to optimize our immersion-cooling systems, our mining efficiency and profitability may suffer.

In addition, regulation of certain perfluoroalkyl and polyfluoroalkyl substances, collectively known as “PFAS,” may affect our operations. Governments in the United States and internationally have increased their focus on and regulation of PFAS which are present in some coolants used in our immersion-cooling systems. Developments in global chemical regulatory trends (including relating to PFAS) could lead to additional compliance costs, potential litigation, or operational disruptions, all of which could adversely affect our operations and financial condition.

Loss of access to our private keys or data could result in a permanent loss of our digital assets.

Digital assets are controllable only by the possessor of both the unique public key and private key relating to the local or online digital wallet which hold the digital assets. We are required by the operators of digital asset networks to publish the public key relating to a digital wallet in use once we first verify a spending transaction from that digital wallet and broadcast such information into the respective network. We safeguard the private keys relating to our digital assets by relying on four custody providers, including New York Digital Investment Group LLC (“NYDIG”). To the extent a private key is lost, destroyed or otherwise compromised and no backup of the private key is accessible, we would be unable to access the digital assets and the private key would not be capable of being restored by the respective digital asset network. Any loss of private keys relating to digital wallets used to store our digital assets could adversely affect an investment in our securities.

Cybersecurity threats, including hacking and malware, could result in loss of digital assets, reputational damage, and business disruptions.

The digital asset industry is a frequent target for cyberattacks, including:

•unauthorized access to systems and data;
•intentional corruption, destruction, or loss of digital assets; and
•social engineering attacks targeting employees

A successful cybersecurity breach could result in the theft or loss of our bitcoin holdings, disruptions to our mining operations and significant reputational harm. As our digital asset holdings grow, we may become a more attractive target for cybercriminals, further increasing our risk exposure.

We rely on third-party custody providers’ solutions to safeguard digital assets from theft, loss, destruction or other issues relating to cyberattacks. Notwithstanding the safeguards implemented to protect our assets, the third-party security systems may not be impenetrable or free from defect, and any loss due to a security breach, software defect or event outside of our control will be borne by us.

Our systems and operational infrastructure may be breached due to the actions of outside parties, error or malfeasance of an employee or otherwise, and, as a result, an unauthorized party may obtain access to our private keys, data or digital assets. Additionally, outside parties may attempt to fraudulently induce our employees to disclose sensitive information in order to gain access to our systems or infrastructure.

Despite our efforts, we may be unable to anticipate security breaches, including cyberattacks, or implement adequate preventative measures since the hacking techniques used often are not recognized until launched against a target. If an actual or perceived breach of our security systems occurs, the market perception of the effectiveness of our controls could be harmed, which could adversely affect an investment in our securities.

Further, in the event of a security breach, we may suffer damage to our key systems and experience interruption in our services, loss of ability to control or operate our equipment or loss of critical data that could interrupt our operations. Such potential consequences of a security breach may adversely impact our reputation and brand and expose us to increased risks of governmental and regulatory investigation and enforcement actions, private litigation and other liability, any of which could adversely affect our business.

The irreversibility of digital asset transactions exposes us to risks of theft, loss and human error, which could negatively impact our business.

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

Although we regularly transfer digital assets to or from vendors, consultants and services providers, it is possible that, through computer or human error, or through theft or criminal action, such assets could be transferred in incorrect amounts or to unauthorized third parties.

To the extent we are unable to seek a corrective transaction to identify the third party which has received our digital assets through error or theft, we will be unable to revert or otherwise recover the impacted digital assets, and any such loss could adversely affect our business, results of operations and financial condition.

Our reliance on third-party hosting providers for bitcoin mining operations exposes us to financial and operational risks.

We rely on third-party hosting providers to power a portion of our mining rigs. If these providers experience financial difficulties, including bankruptcy, or fail to meet their contractual obligations, our ability to mine bitcoin could be significantly impacted.

In 2022, our largest hosting provider, Compute North, filed for bankruptcy, resulting in a $55.7 million impairment charge for our company. Hosting contracts often include provisions that allow hosting providers to place liens on our mining equipment, which could delay or prevent us from reclaiming our assets in the event of a provider’s bankruptcy. Additionally, significant deposits made to hosting providers may be at risk if those funds are used for the provider’s operations or are otherwise inaccessible due to bankruptcy proceedings. These factors introduce uncertainty and financial risk that could materially impact our business.

Intellectual property disputes related to digital asset technology could threaten our ability to operate.

The legal landscape for digital assets remains uncertain, and third parties may assert intellectual property claims related to blockchain technology, digital asset transactions or source code. Any litigation, regardless of its merit, could create uncertainty about the long-term viability of digital asset networks and reduce investor confidence in our business. If a court upholds an intellectual property claim, we and other market participants could be restricted from accessing certain digital asset networks or conducting transactions, which could materially impact our business, results of operations and financial condition.

Variability in intellectual property laws may adversely affect our intellectual property position.

Intellectual property laws, and patent laws and regulations in particular, have been subject to significant variability either through administrative or legislative changes to such laws or regulations or changes or differences in judicial interpretation, and we expect that such variability will continue to occur. Additionally, intellectual property laws and regulations differ among states and countries. Variations in patent laws and regulations (or in interpretations of patent laws and regulations) in the United States and other countries may diminish the value of our intellectual property and may change the impact of third-party intellectual property on our business. Accordingly, we cannot predict the scope of patents that may be granted to us, the extent to which we will be able to enforce our patents against third parties or the extent to which third parties may be able to enforce their patents against us.

Developing and protecting new inventions and intellectual property is costly, time-consuming and uncertain.

Our pursuit to develop new inventions or intellectual property requires significant financial, managerial and other resources. There is no guarantee that these efforts will result in valuable intellectual property or generate revenue. Even if we develop new technologies, securing and maintaining a proprietary position presents additional risks, including:

•delays or failures in obtaining patents;
•patent challenges, including interference and opposition proceedings;
•competitors developing similar or alternative technologies; and
•complexity, cost, and uncertainty of patent enforcement.

Even issued patents may not provide meaningful protection, as they can be circumvented, challenged, invalidated or narrowed in scope. Additionally, if others have already patented similar technologies, we may need to obtain costly licenses or be restricted from commercializing certain products. Patent application delays could also impact our ability to generate revenue from internally developed patents and may cause us to miss market opportunities.

Our future success depends on our ability to expand our organization to match the growth of our activities.

As our operations grow, the administrative demands and scaling demands upon us will grow, and our success will depend upon our ability to meet those demands. MARA and our subsidiaries require certain financial, managerial and other resources, which could create challenges to our ability to successfully manage our subsidiaries and operations and impact our ability to assure compliance with our policies, practices and procedures. These demands include, but are not limited to, increased executive, technical, operations, accounting, legal, staff support and general office services. We may need to hire additional qualified personnel, including contractors, to meet these demands, the cost and quality of which is dependent in part upon market factors outside of our control. Further, we will need to effectively manage the training and growth of our staff to maintain an efficient and effective workforce, and our failure to do so could adversely affect our business and operating results.

We are highly dependent on the continued service of our executive team.

We depend upon the efforts, experience, diligence, skill and network of business contacts of our senior management team, and our success will depend on their continued service. The departure of any of our executive officers or key personnel could have a material adverse effect on our business and results of operations.

Prolonged power and internet outages, shortages or capacity constraints could harm our business.

Our mining operations rely on a significant amount of electricity and high-speed internet access. The success of any current or future mining site depends on securing sufficient, cost-effective power. We operate across a mix of fully owned campuses, leased properties, and active hosting agreements, each with unique power arrangements. If we are unable to obtain adequate electricity or experience prolonged internet outages, we may be forced to scale back or shut down operations.

Geopolitical events, including the war in Ukraine and high inflation, have driven up global energy prices. If power costs continue to rise, our ability to mine bitcoin profitably could be severely impacted. At times of high energy prices or shortages, we may voluntarily reduce power consumption or be required to do so under agreements with utility providers. In some cases, utilities or government entities may restrict or prohibit electricity use for mining operations, further limiting our ability to generate bitcoin.

As we expand to new sites, competition for locations with affordable power could intensify. Any limitations on power access could materially and adversely affect our business, financial performance and future growth.

Noise generated by our mining operations poses regulatory, legal, operational and reputational risks.

Our mining operations involve the use of a large number of high-powered miners and cooling systems that generate substantial noise. This noise poses risks to our business, including community complaints, reputational damage, litigation risk, regulatory risk, operational constraints, increased costs and opposition to expansion. These risks could lead to fines or penalties imposed by local governments, requirements to implement costly noise mitigation measures, restrictions on our operating hours, reduction of scale of our operations, stricter noise controls regulations on our operations, potential shutdown of data centers that cannot meet local noise regulations, damages resulting from lawsuits and difficulty obtaining necessary permits and approvals for expanding existing data centers or establishing new site operations. These risks may negatively affect our financial condition and results of operations.

Risks Related to Governmental Regulation and Enforcement

The rapidly evolving and uncertain regulatory landscape for cryptocurrencies exposes us to legal risks, compliance costs, and potential business disruptions.

Our business operates within a complex and evolving regulatory framework that includes a wide range of federal, state, and international laws, rules, and policies. These include regulations governing financial services, securities, commodities, money transmission, consumer lending, privacy, cybersecurity, taxation, anti-bribery, sanctions, anti-money laundering, and other areas. Many of these laws were enacted before the rise of cryptocurrencies and blockchain technology, creating uncertainty in their interpretation and application.

Regulatory bodies, including the SEC, CFTC, federal energy regulators, and other financial oversight agencies, frequently modify and reinterpret existing rules, leading to inconsistencies across jurisdictions. As a result, we must exercise judgment in determining how certain laws apply to our operations, and regulators may not always agree with our interpretations. If we are found to be in violation of any applicable laws, we could face significant fines, license revocations, product or service restrictions, reputational damage, and other regulatory consequences that could materially impact our business.

Additionally, failures of major cryptocurrency trading platforms and lenders, such as FTX, Celsius, Voyager, and Three Arrows Capital, have intensified calls for stricter oversight of the crypto economy. In response, legislative and regulatory bodies in the U.S. and abroad are actively considering new regulations that could affect our operations. Increased scrutiny and regulatory actions may subject us to audits, examinations, investigations, and enforcement proceedings that could disrupt our business and increase compliance costs

Given the unpredictable nature of cryptocurrency regulation and enforcement, any adverse regulatory developments, whether through new laws, changing interpretations, or enforcement actions, could negatively impact our reputation, business operations, financial condition, and ability to offer competitive products and services.

The unregulated nature and lack of transparency of many bitcoin trading venues may expose us to fraud, security failures, and operational risks, potentially harming the value of our bitcoin holdings.

Bitcoin trading venues are relatively new and, in some cases, operate with minimal regulation. Many exchanges do not provide the public with significant information about their ownership, management, corporate practices, or regulatory compliance. As a result, confidence in bitcoin trading venues could decline, especially if prominent exchanges suffer fraud, business failures, cyberattacks, or government-imposed restrictions.

A lack of stability in the broader bitcoin market or the closure of key trading venues could lead to increased price volatility. If investors view our common stock as linked to our bitcoin holdings, these market disruptions could negatively impact the market value of our stock.

If bitcoin is classified as a security, we may be subject to extensive regulation, which could result in significant costs or force us to cease certain operations.

Regulatory changes or interpretations that classify bitcoin as a security under the Securities Act of 1933, as amended (the “Securities Act”) or Investment Company Act of 1940, as amended (the “Investment Company Act”), could require us to register and comply with additional regulations. Compliance with these requirements could impose extraordinary, non-recurring expenses on our business. If the costs and regulatory burdens become too great, we may be forced to modify or cease certain operations, which could be detrimental to our investors.

The SEC has previously indicated that certain digital assets may be considered securities depending on their structure and use. While no formal regulations have been proposed to classify bitcoin as a security, future developments could change its legal status, requiring us to comply with securities laws. If we fail to do so, we may be forced to discontinue some or all of our business activities, negatively impacting investments in our securities.

If the SEC or other regulators determine that bitcoin or other digital assets we hold qualify as securities, we may be required to register as an investment company under the Investment Company Act. This classification would subject us to additional periodic reporting, disclosure requirements, and regulatory compliance obligations, significantly increasing our operational costs.

Although we do not currently engage in investing, reinvesting, or trading securities, and we do not hold ourselves out as an investment company, we could inadvertently be deemed one under the Investment Company Act. If we are unable to rely on an exclusion, we would be required to register with the SEC, which could impose additional financial and regulatory burdens.

Furthermore, state regulators may conclude that the digital assets we hold are securities under state laws, requiring us to comply with state-specific securities regulations. States like California have stricter definitions of “investment contracts” than the SEC, increasing the risk of additional regulatory scrutiny.

Any additional registration requirements, whether due to regulatory developments or an inadvertent classification as an investment company, could result in extraordinary compliance costs and adversely impact an investment in our securities. If we determine that compliance is too costly, we may seek to cease certain or all operations, which could lead to significant investment losses for our shareholders.

Our bitcoin holdings could subject us to regulatory scrutiny and potential restrictions on future transactions.

Regulators are increasingly focused on the use of digital assets in illicit activities, such as money laundering and sanctions violations. We maintain policies designed to comply with anti-money laundering and sanctions laws and acquire bitcoin only from regulated entities. However, if we are found to have unknowingly purchased bitcoin from bad actors or sanctioned individuals, we could face regulatory proceedings, and our ability to engage in future bitcoin transactions may be restricted or prohibited.

Operating in foreign jurisdictions exposes us to political, legal, and regulatory risks that could negatively impact our financial condition.

Expanding our business internationally subjects us to the political, legal, and fiscal instability of different countries. Governments may enact policies that disrupt our operations, such as forced divestment, expropriation of assets, contract cancellations, additional taxes, or regulatory changes that increase our compliance burden. These actions could have a material adverse effect on our earnings, cash flow, and financial stability.

Additionally, political and social factors may lead to unpredictable judicial rulings that adversely affect our business. Some governments have unilaterally amended or canceled existing agreements, failed to honor contractual commitments, or intervened in disputes between private parties. In some cases, conflicting legal obligations in different jurisdictions could expose us to potential civil or criminal sanctions.

These risks, whether occurring individually or in combination, could negatively impact our financial performance and increase our exposure to regulatory investigations, litigation, and financial penalties.

Target energy regulations and taxes could increase our costs and adversely affect our business.

Bitcoin mining requires significant energy consumption, and our operations could be negatively impacted by government regulations or taxes specifically targeting energy usage in digital asset mining. Federal, state or local authorities may impose restrictions on energy consumption, mandate the use of renewable energy sources or implement higher electricity rates for mining operations, increasing our operating costs. Additionally, governments may introduce taxes on energy usage or carbon emissions that disproportionately affect bitcoin miners, further reducing our profitability. If regulatory or tax burdens make mining economically unviable in certain jurisdictions, we may be forced to relocate operations, secure alternative power sources at higher costs or scale back our mining activities, all of which could materially and adversely affect our business, financial condition, and results of operations.

Changes in regulatory interpretations could require us to register as a money services business or money transmitter, leading to increased compliance costs or operational shutdowns.

If regulatory changes or interpretations require us to register as a money services business with FinCEN under the U.S. Bank Secrecy Act, or as a money transmitter under state laws, we may be subject to extensive regulatory requirements, resulting in significant compliance costs and operational burdens. In such a case, we may incur extraordinary expenses to meet these requirements or, alternatively, may determine that continued operations are not viable. If we decide to cease certain operations in response to new regulatory obligations, such actions could occur at a time that is unfavorable to investors.

Multiple states have implemented or proposed regulatory frameworks for digital asset businesses. Compliance with such state-specific regulations may increase costs or impact our business operations. Furthermore, if we or our service providers are unable to comply with evolving federal or state regulations, we may be forced to dissolve or liquidate certain operations, which could materially impact our investors.

The classification of bitcoin as a commodity could subject us to additional CFTC regulation, resulting in significant compliance costs or the cessation of certain operations.

Under current interpretations, bitcoin is classified as a commodity under the Commodity Exchange Act and is subject to regulation by the CFTC. If our activities require CFTC registration, we may be required to comply with extensive regulatory obligations, which could result in significant costs and operational disruptions. Additionally, current and future legislative or regulatory developments, including new CFTC interpretations, could further impact how bitcoin and bitcoin derivatives are classified and traded.

If bitcoin is further regulated as a commodity, we may be required to register as a commodity pool operator and register the Company as a commodity pool with the CFTC through the National Futures Association. Compliance with these additional regulatory requirements could result in substantial, non-recurring expenses, adversely affecting an investment in our securities. If we determine not to comply with such regulations, we may be forced to cease certain operations, which could negatively impact our investors.

Changes in tax laws or IRS guidance regarding bitcoin’s classification could negatively impact our business and stockholders.

If federal or state tax authorities change bitcoin’s classification from property to another category, such as currency or financial asset, the resulting tax implications could negatively affect us and our stockholders. Currently, the IRS treats bitcoin as property, which allows for capital gains treatment but also imposes certain tax reporting requirements, particularly for transactions classified as barter exchanges. Any changes in tax treatment could materially impact the financial and operational aspects of our business and adversely affect an investment in our securities.

Our interactions with the Bitcoin network may expose us to transactions with sanctioned individuals, leading to regulatory penalties and reputational harm.

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

Changing environmental regulations and public energy policies could increase our costs and threaten our bitcoin mining operations.

Bitcoin mining requires substantial energy consumption, and our ability to operate profitably depends on securing electricity at competitive rates. Our strategic expansion plans rely on assumptions about current energy regulations and policies. If new environmental or energy regulations are enacted, or if existing ones change, we may face increased costs or operational limitations that could impact our business model.

The lack of consistent climate legislation creates uncertainty for our industry, and bitcoin mining’s high energy usage makes it a potential target for future regulations. New laws could impose higher energy costs, require additional capital investments, mandate environmental monitoring, or impose other compliance burdens. Additionally, bitcoin miners in Texas have recently been required to disclose extensive information about their energy usage to the U.S. Energy Information Administration, which could lead to negative public perception and further regulatory scrutiny.

The ongoing debate over climate change policies adds further uncertainty to our financial outlook. Even without regulatory changes, negative publicity regarding bitcoin mining’s environmental impact could damage our reputation and affect our financial condition.

Increased scrutiny and changing expectations from stockholders with respect to our environmental, social and governance (“ESG”) practices and the impacts of climate change may result in additional costs or risks.

Companies across many industries are facing increasing scrutiny related to their ESG practices. Investor advocacy groups, certain institutional investors, investment funds and other influential investors are also increasingly focused on ESG practices and in recent years have placed increasing importance on the non-financial impacts of their investments. Conversely, so-called “anti-ESG” and “anti-DEI” sentiment has also gained momentum across the United States, with several state and federal authorities having enacted or proposed “anti-ESG” policies or legislation, issued executive orders and legal opinions and engaged in related investigations and litigation. If our policies or practices are viewed as being in contradiction of such “anti-ESG” or “anti-DEI” policies, legislation executive orders or legal opinions, our reputation may be harmed and our business or financial condition may be adversely affected.

The SEC adopted a rule that requires climate disclosures in periodic and other filings with the SEC covering fiscal years beginning in 2025, which rule has been stayed pending the completion of a judicial review. To comply with this SEC rule, if the rule goes into effect in its current form, we will be required to establish additional internal controls, engage additional consultants and incur additional costs related to evaluating, managing and reporting on our environmental impact and climate-related risks and opportunities. If we fail to implement sufficient oversight or accurately capture and disclose on environmental matters, our reputation, business, operating results and financial condition may be materially adversely affected. Furthermore, increased public awareness and concern regarding environmental risks, including global climate change, may result in increased public scrutiny of our business and our industry, and our management team may divert significant time and energy away from our operations and towards responding to such scrutiny.

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

Risks Relating to Our Common Stock

Our stock price is volatile and subject to significant fluctuations.

The market price of our common stock is highly volatile and may fluctuate widely due to factors beyond our control, including:

•changes in our industry, particularly those affecting bitcoin and other digital assets;
•variability in bitcoin pricing;
•competitive pricing pressures;
•our ability to obtain working capital financing;
•additions or departures of key personnel;
•sales of our common stock;
•our ability to execute our business plan effectively;
•operating results that fall below expectations;
•loss of strategic relationships;
•regulatory developments; and

•broader economic and external factors.

Additionally, securities markets have historically experienced substantial price and volume fluctuations unrelated to specific companies' performance. Such market fluctuations could materially and adversely affect the market price of our common stock.

Our ongoing at-the-market stock issuances contribute to stockholder dilution and may intensify due to our HODL strategy.

Our at-the-market (“ATM”) offerings have contributed to dilution, and if we continue selling shares through future ATM offerings, stockholders will experience further dilution. Additionally, our strategy of holding bitcoin on our balance sheet may necessitate increased stock issuances through ATM offerings to fund operations, exacerbating dilution concerns. Investors should be aware that continued stock issuances may negatively impact the value of their holdings.

The issuance, conversion, or exercise of convertible notes and other convertible securities, options, and warrants will dilute our stockholders' ownership.

We have issued, and may continue to issue, convertible securities, options, and warrants to officers, directors, consultants, and certain stockholders. Additionally, we have issued convertible notes to certain institutional investors in private offerings. The exercise, conversion, or exchange of these instruments, including for other securities, will dilute existing stockholders’ ownership percentages. This dilution may negatively impact our ability to obtain additional capital. Holders of these securities may choose to exercise or convert them at times when we could otherwise secure equity capital on more favorable terms or when our common stock is trading above the exercise or conversion price.

Uncertainty in accounting standards for bitcoin and other cryptocurrencies may lead to financial restatements and business disruptions.

Limited precedent exists for the financial accounting of bitcoin and other cryptocurrency assets. Future changes in regulatory or accounting standards could require us to alter our accounting practices and restate financial statements, potentially affecting how we account for newly mined cryptocurrency rewards. Such changes could materially and adversely impact our business, financial condition, and operating results. A restatement may also raise concerns about our ability to continue as a going concern, negatively affecting investor confidence and the value of cryptocurrencies we hold or acquire.

The sale or availability of a substantial number of shares of our common stock may negatively impact our stock price.

If a significant number of our stockholders sell shares in the public market following the expiration of statutory holding periods or lock-up agreements, under Rule 144, or after the exercise of outstanding warrants or convertible securities, it could create an “overhang” effect. This anticipated sell-off could depress our stock price, regardless of actual sales activity. The presence of an overhang may also hinder our ability to raise additional capital through equity or equity-related securities on favorable terms.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Information Security Program

The mission of our information security organization is to design, implement, and maintain an information security program that protects our systems, services, and data against unauthorized access, disclosure, modification, damage, and loss. The information security organization is comprised of internal and external security and technology professionals. We continue to make investments in information security resources to mature, expand, and adapt our capabilities to address emerging cybersecurity risks and threats. The information security organization is overseen by the Information Security Advisory Team (the “ISAT”), further detailed under the caption “Cybersecurity Governance” below.

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

Our cybersecurity risk management program includes:

•Identifying cybersecurity risks that could impact our facilities, third-party vendors/partners, operations, critical systems, information, and broader enterprise information technology (“IT”) environment. Risks are informed by threat intelligence, current and historical adversarial activity, and industry specify threats;

•Performing a cybersecurity risk assessment to evaluate our readiness if the risks were to materialize; and

•Ensuring risk is addressed and tracking any necessary remediation through an action plan.

In addition, we periodically engage third-party consultants and providers to assist us in assessing, testing, enhancing and monitoring our cybersecurity risk management programs and responding to any incidents. These third parties work in conjunction with the ISAT in an effort to continuously improve our cybersecurity risk posture. Examples of third-party actions include risk assessments and penetration testing of our systems.

While we face a number of ongoing cybersecurity risks in connection with our business, such risks have not materially affected us to date, including our business strategy, results of operations, or financial condition.

Cybersecurity Governance

Our Board of Directors (the “Board”) considers cybersecurity risk as part of its risk oversight function and has delegated the oversight of cybersecurity and other IT risks to the Board’s Risk and Audit Committee. As part of this oversight, we created the ISAT. The ISAT is comprised of cybersecurity consultants and senior managers and executives from multiple functions within MARA, including IT, finance, legal, internal audit and operations. Members of the ISAT have extensive professional experience in cybersecurity, software engineering and information technology and hold industry-recognized certifications, including Certified Information Systems Security Professional (CISSP) and Systems Security Certified Practitioner (SSCP). The ISAT oversees our information security program and our strategy, including management’s implementation of cybersecurity risk management. The ISAT meets at least semi-annually to discuss matters involving cybersecurity risks.
The ISAT ultimately provides information to our Risk and Audit Committee regarding its activities, including those related to cybersecurity risks. The Risk and Audit Committee also receives a briefing and continuing education from a member of the ISAT relating to our cybersecurity risk management program at least annually. The ISAT is responsible for notifying the Risk and Audit Committee of material cybersecurity incidents.

ITEM 2. PROPERTIES

As of December 31, 2024, we leased office space in Fort Lauderdale, Florida, which serves as our corporate headquarters. We lease additional office space throughout the United States. To conduct our digital asset operations, we also own and lease facilities throughout the United States.

We believe our facilities are appropriately utilized and suitable to meet the requirements of our present and foreseeable future operations to conduct our business. Refer to Part I, Item 1. Business, “Operations” included in this Annual Report for further information, including locations and descriptions of our significant properties, which information is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS

Other than as disclosed in Note 19 - Legal Proceedings in the notes to our Consolidated Financial Statements included in this Annual Report, we are presently not a party to any material litigation or regulatory proceeding and are not aware of any pending or threatened litigation or regulatory proceeding against us which, individually or in the aggregate, could have a material adverse effect on our business, operating results, financial condition or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently listed on Nasdaq under the symbol “MARA.”

Holders

As of December 31, 2024, there were approximately 45 holders of record of our common stock.

Dividends

We have never paid cash dividends on our capital stock and have no current plans to do so in the foreseeable future.

Performance Graph

The following graph compares a cumulative five-year period from December 31, 2019 to December 31, 2024, of total return for our common stock (MARA), the Nasdaq Composite Index, our self-constructed Peer Group Index and the S&P 600 Small Cap Index assuming an aggregate initial investment in each of $100 on December 31, 2019. Such returns are based on historical results and are not intended to suggest future performance.

Our self-constructed Peer Group Index consists of members of our peer group with available publicly traded market data as of, and subsequent to, December 31, 2019, and consists of: Bitfarms Ltd. (BITF), CleanSpark, Inc. (CLSK), HIVE Digital Technologies Ltd. (HIVE) and Riot Platforms, Inc. (RIOT).

Comparison of Five-Year Cumulative Return
$4,000
$3,000
$2,000
$1,000
$0
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
MARA
Nasdaq Composite Index
Peer Group Index
S&P 600 Small Cap Index

ITEM 6. [RESERVED]

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Consolidated Financial Statements and the related notes and other financial information included elsewhere in this Annual Report. Some of the information contained in this MD&A or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. Please review Part I, Item 1A. “Risk Factors” of this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following MD&A.

BUSINESS OVERVIEW

MARA is a vertically integrated energy and digital infrastructure company that leverages high-intensity compute, such as bitcoin mining, to monetize underutilized energy assets and optimize power management. As of December 31, 2024, our total energy portfolio consisted of approximately 1.7 gigawatts (“GW”) of capacity with 16 data centers deployed across North America, the Middle East, Europe, and Latin America. We believe we are the world’s largest publicly traded bitcoin mining company, with the majority of our production in the United States.

Historically, we were focused on establishing MARA as the largest and most efficient bitcoin miner. As of December 31, 2024, we operated approximately 400,000 bitcoin mining ASICs, capable of producing 53.2 EH/s with an efficiency of 19.2 joules per terahash, which is among the most efficient in the industry.

In 2024, we began our strategic transformation into a vertically integrated energy and digital infrastructure company to provide services and products, such as load management and immersion cooling systems, to data center operators and the energy sector. To support this transformation, we secured 300% more energy capacity, expanding our total energy portfolio from approximately 0.5 GW to approximately 1.7 GW, while increasing our owned data center portfolio capacity from nearly zero at the beginning of 2024 to approximately 70% to date. As part of this initiative, we secured approximately 1.2 GW of nameplate capacity across the United States.

In 2024, we adopted a full HODL strategy, retaining all bitcoin mined in our operations or opportunistically purchased in the open market using available cash and proceeds from private offerings of an aggregate principal amount of $2.2 billion of 2024 Convertible Notes. Using available cash and proceeds from the 2024 Convertible Notes, we purchased 22,065 bitcoin at an average price of $87,205 per bitcoin in 2024. As of December 31, 2024, we held approximately 44,893 bitcoin, of which 10,374 were loaned or collateralized.

In 2025, we expect to remain the dominant player in bitcoin mining while expanding our footprint in energy generation and investing in research and development to establish our presence in AI and adjacent markets, creating additional revenue opportunities over the long term. We believe the AI industry is shifting towards inference computing, which requires distributed, low-latency, and energy-efficient infrastructure. To support this shift, we are developing modular at the edge infrastructure solutions, including next-generation two-phase immersion cooling (“2PIC”) systems designed to improve efficiency and sustainability. We are also exploring power management solutions, including load balancing, to provide services to the variable energy demands of AI inference workloads. We intend to continue vertically integrating and further reduce energy costs.

HIGHLIGHTS

2024 was a transformative year for MARA, as we more than doubled our exahash, significantly enhancing our mining capabilities and reinforcing our position as a leader in the bitcoin mining space. Historically, we utilized an asset-light strategy to significantly grow our market share. In 2024, we strategically transitioned into a vertically integrated energy and digital infrastructure company by acquiring five data centers which we own and operate, increasing our percentage of owned capacity to approximately 70%. This is a critical step toward achieving greater operational control and efficiency.

Additionally, we strengthened our bitcoin holdings through both mining activities and strategic use of convertible debt, further enhancing our financial position. As we continue to scale, our goal is for MARA to be recognized primarily as an energy and digital infrastructure company, transforming every available stranded electron into digital gold – bitcoin – while unlocking new value for our stakeholders in the evolving energy and digital asset landscape.

Acquisitions

•Granbury, TX and Kearney, NE: In January 2024, we acquired two operational bitcoin mining sites totaling 390 MW of nameplate capacity. We believe our state-of-the-art 290 MW nameplate capacity data center in Granbury is one of the largest containerized liquid immersion-cooled sites worldwide. Since acquiring the site, profitability at the site has nearly doubled, we grew our hashrate to 12.1 EH/s in December 2024 and cost per petahash improved 45% during the year to 29.8. In addition, we have made significant investments in the local community and continue to be a strategic partner.

•Garden City, TX: In April 2024, we acquired an operational bitcoin mining site with 132 megawatts of operational capacity and 200 MW of nameplate capacity.

•Hannibal, Hopedale, and Findlay, OH: In November 2024, we acquired two operational data centers with 222 MW of interconnect-approved capacity. In addition to the acquired data centers, we began developing a 150 MW greenfield operational data center in Findlay, Ohio.

•Hansford County, TX: In February 2025, we acquired a wind farm with 240 MW of interconnection capacity and 114 MW of nameplate wind capacity.

Digital Assets

•Bitcoin Halving: On April 19, 2024, a halving event occurred on the Bitcoin network. The halving event reduced the block subsidy by half from 6.25 to 3.125 bitcoin per block. Transaction fees, which together with the block subsidy, comprise the block reward for successfully solving a block, are not directly impacted by the halving.

•Kaspa Mining: During the second quarter of 2024, we announced our Kaspa mining operations, and have continued to utilize Kaspa sales proceeds to fund operations, thereby enabling us to hold a larger amount of bitcoin.

•Line of Credit: In October 2024, we secured a $200.0 million line of credit, collateralized by a portion of our bitcoin holdings. We used the funds for general corporate purposes. As of December 31, 2024, approximately 2,997 bitcoin remained collateralized in connection with the line of credit.

•Bitcoin Lending Arrangements: Throughout the fourth quarter of 2024, we entered into lending arrangements with various counterparties to generate yield from our loaned bitcoin. As of December 31, 2024, a total of 7,377 bitcoin, or approximately $688.7 million, has been loaned to counterparties.

Bitcoin HODL and Acquisition Strategy

During 2024, we adopted a HODL strategy, retaining all bitcoin mined in our operations or opportunistically purchased in the open market using available cash and proceeds from private offerings of an aggregate principal amount of $2.2 billion of 2024 Convertible Notes in private offerings. Using available cash and proceeds from the 2024 Convertible Notes, we purchased 22,065 bitcoin at an average price of $87,205 per bitcoin in 2024.

The following table presents our bitcoin digital asset holdings (including loaned and collateralized bitcoin) and the fair value per coin:

	Quantity	Fair Value per bitcoin
December 31, 2024	44,893	$93,354
September 30, 2024	26,747	63,301
June 30, 2024	18,488	62,668
March 31, 2024	17,320	71,289
December 31, 2023	15,126	42,288

Low Cost Strategy

We aim not only to own and operate our infrastructure, but also energy generation assets. To achieve this, we will continue to identify potential sites where we can generate low cost energy. By owning energy assets, we can optimize how power is consumed, stored, and distributed. This allows us to better serve data centers, AI operators, and energy markets. We can co-locate with them, balance their load, and generate revenue to offset costs in ways that grid-reliant miners simply cannot. We have spent the last several months methodically executing a plan to build infrastructure that is not just about mining bitcoin, but about being the lowest-cost producer in an environment where efficiency and adaptability are paramount.

•We launched a 25 MW micro data center initiative at wellheads in Texas and North Dakota, converting excess flared gas into power for our operations. These sites reduce our reliance on grid power and provide us with the lowest cost per bitcoin of our currently operational sites.

•The wind farm in Hansford County, Texas will utilize prior-generation ASIC mining hardware to provide an avenue for the hardware to continue operating profitably beyond its normal lifecycle.

•In Finland, we deployed two pilot projects to recycle heat from our operations, providing heat to communities with a total population of approximately 80,000 residents. These sites offset our production costs through heat sales while reducing the local communities’ reliance on high carbon emitting biomass and delivering renewable and more affordable heating to communities.

TRENDS AND UNCERTAINTIES IMPACTING OUR BUSINESS AND INDUSTRY

Bitcoin Value

Our revenues are generally comprised of block rewards earned in bitcoin as a result of successfully solving blocks, and transaction fees earned for verifying transactions in support of the blockchain. After the halving event of April 2024, the current reward for each solved block is equal to 3.125 bitcoin plus transaction fees. The impacts of halving on our results of operations and financial condition may be exacerbated by changes in the market value of bitcoin, which has historically been subject to significant volatility. For example, as of December 31, 2024, the price of a bitcoin was $93,354, compared to $42,288 as of December 31, 2023. We held approximately 44,893 bitcoin, including loaned and collateralized bitcoin, on our Consolidated Balance Sheets with a carrying value of approximately $4.2 billion as of December 31, 2024, which value may be materially impacted as the market value of bitcoin fluctuates. Management believes, given our recent investments, coupled with our relative position and liquidity, we are well-positioned to execute on our long-term growth strategy.

Mining Rig Capacity, Efficiency, and Hashrate

In response to an increased demand for bitcoin, we anticipate additional mining operators entering the market and existing competitors scaling their operations, which will grow the blockchain’s network hashrate and difficulty associated with solving a block. As the overall hashrate and difficulty of the Bitcoin network increases, we will need to continue growing our hashrate and remain competitive. During 2024, we mined 9,430 bitcoin, a decrease of 3,422 bitcoin, or 27%, over the prior year period. As of December 31, 2024, we operated approximately 400,000 mining rigs globally, with energized hashrate approximately 53.2 exahashes per second. To stay competitive, we remain focused on strategically deploying additional mining rigs and scaling our operations, while managing our fleet as it ages along the obsolescence curve. In addition, we continuously evaluate strategic opportunities to support our growth strategy, and seek to enhance operational efficiencies by utilizing efficient mining rigs and securing contracts with price protection clauses.

Energy Cost

Energy cost is the most significant cost driver for mining and represented 40.8%, as a percentage of our owned mining revenues for the year ended December 31, 2024. This excludes energy costs from third party hosted sites.

Energy cost can be highly volatile and sensitive to geopolitical events and weather conditions, such as winter storms and earthquakes, which impact supply and demand for power regionally. All of our owned mining sites and our hosted miners are subject to variable prices and market rate fluctuations with respect to wholesale energy costs. Such costs are governed by various power purchase agreements, and energy prices can change hour to hour and by location. While this renders energy prices less predictable, it also gives us greater ability and flexibility to actively manage the energy we consume with a goal of increasing profitability and energy efficiency. When such events occur, we may curtail our operations to avoid using power at increased rates. Although we do not directly receive compensation for curtailment, the dispatchable load of our bitcoin mining operations helps balance the grid and provides electricity to communities when in need. The average price for direct energy we paid in our owned facilities for the year ended December 31, 2024 was $0.04 per KWh.

NON-GAAP FINANCIAL MEASURES

In order to provide a more comprehensive understanding of the information used by our management team in financial and operational decision-making, we supplement our Consolidated Financial Statements that have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) with the non-GAAP financial measures of adjusted EBITDA and total margin excluding depreciation and amortization.

We define adjusted EBITDA as (a) GAAP net income plus (b) adjustments to add back the impacts of (1) interest, (2) income taxes, (3) depreciation and amortization and (4) adjustments for non-cash and/or non-recurring items which currently include (i) stock compensation expense, (ii) change in fair value of derivative instrument, (iii) early termination expenses and other, (iv) net gain from extinguishment of debt. We define total margin excluding depreciation and amortization as (a) GAAP total margin less (b) depreciation and amortization.

Management uses adjusted EBITDA and total margin excluding depreciation and amortization, along with the supplemental information provided herein, as a means of understanding, managing and evaluating business performance and to help inform operating decision-making. We rely primarily on our Consolidated Financial Statements to understand, manage and evaluate our financial performance and uses non-GAAP financial measures only supplementally.

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

Adjusted EBITDA and total margin excluding depreciation and amortization are not recognized measurements under GAAP. When analyzing our operating results, investors should use them in addition to, but not as an alternative for, the most directly comparable financial results calculated and presented in accordance with GAAP. Because our calculation of these non-GAAP financial measures may differ from other companies, our presentation of these measures may not be comparable to similarly titled measures of other companies.

Certain prior period information has been reclassified to conform to the current period presentation.

RESULTS OF OPERATIONS

In accordance with Item 303 of Regulation S-K, we have excluded the discussion of 2022 results in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as this discussion can be found in our Annual Report on Form 10-K filed on February 28, 2024, as amended by Amendment No.1 filed on May 24, 2024.

The following table sets forth items derived from our Consolidated Statements of Operations for the years ended December 31, 2024 and 2023:

	Year Ended December 31,		Favorable
(dollars in thousands)	2024	2023	(Unfavorable)
Revenues
Mining	$624,740	$387,508	$237,232
Hosting services	31,638	—	31,638
Total revenues	656,378	387,508	268,870

Costs and expenses
Cost of revenues
Mining	(381,642)	(223,338)	(158,304)
Hosting services	(30,403)	—	(30,403)
Depreciation and amortization	(403,706)	(179,513)	(224,193)
Total cost of revenues	(815,751)	(402,851)	(412,900)
Operating expenses
General and administrative expenses	(272,078)	(92,418)	(179,660)
Change in fair value of digital assets	813,814	331,484	482,330
Change in fair value of derivative instrument	(2,043)	—	(2,043)
Research and development	(13,229)	(2,812)	(10,417)
Early termination expenses	(38,061)	—	(38,061)
Amortization of intangible assets	(22,919)	—	(22,919)
Total operating expenses	465,484	236,254	229,230
Operating income	306,111	220,911	85,200
Change in fair value of digital assets - receivable, net	299,796	—	299,796
Gain on investments	4,236	—	4,236
Loss on hedge instruments	(580)	(17,421)	16,841
Equity in net earnings of unconsolidated affiliate	(1,505)	(617)	(888)
Net gain from extinguishment of debt	13,121	82,267	(69,146)
Interest income	16,711	2,809	13,902
Interest expense	(12,996)	(10,350)	(2,646)
Other non-operating loss	(8,391)	—	(8,391)
Income before income taxes	616,503	277,599	338,904
Income tax expense	(75,495)	(16,426)	(59,069)
Net income	$541,008	$261,173	$279,835

Supplemental information:
bitcoin (“BTC”) production during the period, in whole BTC (1)	9,430	12,852	(3,422)
Average bitcoin per day, in whole BTC	25.8	35.2	(9.4)
General and administrative expenses excluding stock-based compensation (in thousands)	$(114,436)	$(59,774)	$(54,662)
Energized Hashrate (Exahashes per second) - at end of period (2)	53.2	24.7	28.5
Direct Energy Cost per bitcoin (3)	$28,801	$—	$28,801
Cash Cost per kilowatt per hour (“KWh”) (4)	0.039	—	0.039
Cost per Petahash per day (5)	$38.6	$46.4	$7.8
BTC Yield (6)	62.4%	(22.1)%	84.4%
Average cost of BTC mined (7)	$41,908	$17,530	$24,377
Average cost of BTC purchased (7)	$87,205	N/A	N/A
Share of available miner rewards	4.1%	3.6%	0.5%
Number of blocks won	2,132	1,725	407
Transaction fees as a percentage of total	6.2%	7.7%	(1.5)%

Reconciliation to Adjusted EBITDA:
Net income	$541,008	$261,173	$279,835
Interest expense (income), net	(3,715)	7,541	(11,256)
Income tax expense	75,495	16,426	59,069
Depreciation and amortization (8)	438,995	181,590	257,405
EBITDA	1,051,783	466,730	585,053
Stock compensation expense	157,642	32,644	124,998
Change in fair value of derivative instrument	2,043	—	2,043
Early termination expenses and other (9)	33,825	—	33,825
Net gain from extinguishment of debt	(13,121)	(82,267)	69,146
Adjusted EBITDA	$1,232,172	$417,107	$815,065

Reconciliation to Total margin excluding depreciation and amortization:
Total revenues	$656,378	$387,508	$268,870
Total cost of revenues	(815,751)	(402,851)	(412,900)
Total margin	(159,373)	(15,343)	(144,030)
Less: Cost of revenues - depreciation and amortization	403,706	179,513	224,193
Total margin excluding depreciation and amortization:
Mining	243,098	164,170	78,928
Hosting services	1,235	—	1,235
Total margin excluding depreciation and amortization	$244,333	$164,170	$80,163

(1) Includes 382 and 112 bitcoin representing our share of the equity method investee, the ADGM entity, for the year ended December 31, 2024 and 2023, respectively.

(2) We define Energized Hashrate as the total hashrate that could theoretically be generated if all mining rigs that have been operational are currently in operation and running at 100% of manufacturers’ specifications. We use this metric as an indicator of progress in bringing mining rigs online. We believe this metric is a useful indicator of potential bitcoin production. However, metrics cannot be tied directly to any production level expected to be actually achieved as (a) there may be delays in the energization of hashrate (b) we cannot predict when operational mining rigs may be offline for any reason, including curtailment or machine failure and (c) we cannot predict Global Hashrate (and therefore our share of the Global Hashrate), which has a significant impact on our ability to generate bitcoin in any given period.

(3) Direct Energy Cost per bitcoin is calculated as the amounts paid to utility companies for power consumed divided by the quantity of bitcoin produced during the period related to our owned mining operations.

(4) Cost per KWh is calculated using the amounts paid to utility companies for power consumed divided by the KWh consumed. Prior to 2024, the Company operated an asset-light strategy and did not own mining facilities.

(5) Cost per Petahash per day is calculated using mining cost of revenues, excluding depreciation and amortization, divided by the daily average operational hashrate online during the period, excluding our share of the hashrate for the equity method investee, the ADGM Entity, by a factor of 1,000.

(6) BTC Yield is a key performance indicator that represents the percentage change period-to-period of the ratio between our bitcoin holdings and our Assumed Fully Diluted Shares Outstanding. Assumed Fully Diluted Shares Outstanding refers to the aggregate of our actual shares of common stock outstanding as of the end of the applicable period plus all additional shares that would result from the assumed conversion of all outstanding convertible notes, exercise of all outstanding warrants and settlement of all outstanding restricted stock units and performance-based restricted stock units.

(7) Average cost of BTC mined is calculated using the bitcoin mining cost of revenues, excluding depreciation and amortization, divided by the bitcoin production, excluding our share of the bitcoin produced for the equity method investee, the ADGM entity. Average cost of BTC produced is calculated using the total cost of bitcoin purchased divided by the total bitcoin purchased.

(8) Includes approximately $12.4 million and $2.1 million of depreciation and amortization from our share in the results of our equity method investee, the ADGM entity, reported in “Equity in net earnings of unconsolidated affiliate” for the year ended December 31, 2024 and 2023, respectively, on the Consolidated Statements of Operations.

(9) Early termination expenses represent amounts recognized as the cost to early terminate data center hosting agreements in addition to the gain on investments during the period.

Revenues: We generated revenues of $656.4 million for the year ended December 31, 2024, compared to $387.5 million in the prior year period. The $268.9 million or approximately 69% increase in revenues was primarily driven by a $326.7 million increase in the average price of bitcoin mined, which was partially offset by a $111.3 million decrease in bitcoin production due to the April 2024 halving, and the inclusion of $31.6 million in revenues generated from providing hosting services as a result of acquisitions during 2024. The average price of bitcoin mined was 120% higher than the average price of bitcoin mined in the prior year period and average daily bitcoin production was 25.8 bitcoin in the current year period compared with 35.2 in the prior year period. We produced 3,422 less bitcoin for the year ended December 31, 2024 compared to the prior year period primarily due to the halving event in April 2024, increase in global hashrate and the impact of unexpected equipment failures at third-party operated sites and transmission line maintenance during the second and third quarters of 2024, partially offset by an increase in our share of the network hashrate.

Cost of revenues – mining during the year ended December 31, 2024 totaled $381.6 million compared to $223.3 million in the prior year period. The $158.3 million or approximately 71% increase was primarily driven by the growth in our hashrate from the deployment and energization of mining rigs compared to the prior year period. Partially offsetting the increase was the impact of unexpected equipment failures and transmission line maintenance, which resulted in downtime that reduced hosting and energy costs. We believe Cost per Petahash per day to be a key metric to evaluate our operating costs. Our Cost per Petahash per day improved to $38.6 from $46.4, or approximately 17%, in the year ended December 31, 2024 when compared to the prior year period, primarily due to strategic acquisitions with more efficient cost structures and deployment of more efficient miners. Our Direct Energy Cost per bitcoin for owned mining sites was $28,801.

Cost of revenues – hosting services during the year ended December 31, 2024 totaled $30.4 million which includes cost of power and other hosting related operating costs to provide hosting services as a result of the GC Data Center Acquisition and the Arkon Acquisition. As of December 31, 2024, we exited a majority of our hosting facilities to strategically focus on our owned mining business.

Cost of revenues – depreciation and amortization during the year ended December 31, 2024 totaled $403.7 million compared to $179.5 million in the prior year period. The $224.2 million or approximately 125% increase was primarily due to the deployment of mining rigs since the prior year period, the acquisitions of GC Data Center Acquisition, the Garden City Acquisition and the Arkon Acquisition and overall increased scale of the business.

Total margin excluding impact of depreciation and amortization for the year ended December 31, 2024 was $244.3 million compared to $164.2 million for the prior year period. The following table summarizes the factors that impacted the increase in total margin excluding impact of depreciation and amortization for the year ended December 31, 2024 compared to the prior year period.

Revenue:		(in thousands)
●	Higher average price of bitcoin produced and other revenue	$348,512
●	Lower amount of bitcoin produced	(111,280)
●	Third-party hosting	31,638
Cost of revenue – energy, hosting and other:
●	Higher costs due to growth in hashrate	(232,559)
●	Decrease in hash costs and other costs	74,255
●	Third-party hosting	(30,403)
Total margin excluding depreciation and amortization		$80,163

General and administrative expenses: General and administrative expenses were $272.1 million for the year ended December 31, 2024, compared to $92.4 million in the prior year period, an increase of $179.7 million or approximately 194%. General and administrative expenses excluding stock-based compensation was $114.4 million in the current year period compared to $59.8 million in the prior year period. The $54.7 million or approximately 91% increase in expenses was primarily due to the increased scale of the business and our strategic shift to an asset-heavy strategy, including payroll and benefits, professional fees, facility and equipment repair and maintenance expenses, and other third-party costs associated with growth in the business. The increase in stock-based compensation of $32.6 million in the prior year period to $157.6 million in the current year was primarily due to (1) restricted stock unit awards related to 2023 performance awarded and partially expensed in 2024, (2) 2024 performance-based restricted stock units awarded and partially expensed in 2024, (3) an accounting charge related to the modification of our peer index to consist exclusively of publicly traded bitcoin mining companies and (4) threefold increase in our headcount from 48 to 152 due to growth and a pivot towards an asset-heavy strategy. As such, 2024 stock-based compensation expense reflects the impact of two annual grant awards.

Change in fair value of digital assets: We recognized a gain on digital assets of $813.8 million, compared to a gain of $331.5 million in the prior year period. The $482.3 million or approximately 146% increase was primarily related to the increase in bitcoin price from $42,288 to $93,354 from December 31, 2023 to December 31, 2024, respectively and the underlying digital assets held at the respective dates. As of December 31, 2024, we had 44,893 bitcoin, an increase of 197% compared to the prior year period, primarily due to the 22,065 bitcoin purchased throughout the year ended 2024. We view bitcoin on our Consolidated Balance Sheets as an important treasury reserve asset and expect to continue to invest in the future.

Change in fair value of derivative instrument: We acquired a commodity swap contract as a result of our acquisition of GC Data Center Acquisition. The commodity swap contract hedges price variability in electricity purchases and expires on December 31, 2027. The commodity swap contract meets the definition of a derivative instrument and is remeasured at fair value each reporting period with changes recognized on the Consolidated Statements of Operations. The fair value of this derivative decreased for the year ended December 31, 2024, primarily due to unfavorable movement in electricity forward curve prices during the current year period.

Research and development: Research and development expenses were $13.2 million for the year ended December 31, 2024 compared to $2.8 million in the prior year period. These expenses consisted primarily of contractor costs, supplies, personnel, and related expenses for our mining and technology businesses.

Early termination expenses: On January 30, 2024, we entered into a termination and transition agreement (“Agreement”) with the operator, US Bitcoin Corp (“USBTC”), of the two sites from the January 12, 2024, acquisition of GC Data Center Acquisition. MARA and USBTC agreed to terminate the acquired operating agreement for a termination fee of $19.6 million, net of deposit refund. In addition, during the year ended December 31, 2024, we terminated the remaining hosting agreements with customers from the GC Data Center Acquisition, and recognized early termination expenses of $18.4 million, to expand self-mining capacity.

Amortization of intangible assets: During the year ended December 31, 2024, we fully amortized the customer relationships acquired in the GC Data Center Acquisition for $22.0 million, due to our strategic decision to exit hosting services business and termination of customer relationships. There was no amortization expense of intangible assets in the prior year period.

Change in fair value of digital assets - receivable, net: During the year ended December 31, 2024, we entered into four separate lending agreements with various counterparties and collateralized a portion of our bitcoin holdings in connection with a line of credit. We recognized a gain on digital assets - receivables, net of $299.8 million for the year ended December 31, 2024. There were no such activities in the prior year period.

Gain on investments: During the year ended December 31, 2024, we purchased additional shares in Auradine, Inc. (“Auradine”) preferred stock and recorded a gain on investments of $5.2 million to adjust the carrying amount of our investment. Additionally, during the year ended December 31, 2024 we wrote-down a previous SAFE investment for a loss of $1.0 million.

Net gain from extinguishment of debt: During the year ended December 31, 2024, in connection with the issuance of the June 2031 Notes and March 2030 Notes, we entered into agreements to repurchase approximately $263.2 million principal amount of the December 2026 Notes and as a result, recorded a gain of $13.1 million. In the prior year period, we entered into agreements with certain holders of December 2026 Notes to exchange an aggregate $416.8 million principal amount of December 2026 Notes for 31,722,417 shares of our common stock and recorded a gain in the amount of $82.6 million.

Loss on hedge instruments: Loss on hedge instruments during the year ended December 31, 2024, was $0.6 million compared to $17.4 million in the prior year period for losses related to bitcoin hedging activities. The decrease was due to a larger loss in the prior period related to the increase in the fair value of the sold call portion of the collar as a result of the significant increase in the fair value of bitcoin. These modified collars protect against the downside price risk of bitcoin while retaining some upside exposure. There were various outstanding bitcoin hedging transactions as of the year ended December 31, 2024 and 2023.

Equity in net earnings of unconsolidated affiliate: During the year ended December 31, 2024, we recorded our share of net losses for our 20% interest in the ADGM Entity in the amount of $1.5 million, compared to $0.6 million in the prior year period. Our share of the ADGM Entity’s operating results included earnings from the production of 382 bitcoin, a $4.1 million impairment of property and equipment and approximately $12.4 million of depreciation and amortization during the year ended December 31, 2024, whereas in the prior year period, our share of ADGM Entity’s operating results included earnings from production of 112 bitcoin and approximately $2.1 million of depreciation and amortization.

Interest income: Interest income was $16.7 million for the year ended December 31, 2024 compared to $2.8 million in the prior year period. The $13.9 million increase was primarily due to the higher average balance of cash and cash equivalents and interest earned on loaned bitcoin in the current year period.

Interest expense: Interest expense was $13.0 million for the year ended December 31, 2024 compared to $10.4 million in the prior year period. The $2.6 million or approximately 26% increase was a result of the exchange of $416.8 million aggregate principal amount of the December 2026 Notes for shares of our common stock in September 2023 and the issuance of the 2024 Convertible Notes during the year ended December 31, 2024.

Other non-operating loss: During the year, we launched a program to generate additional return by loaning bitcoin and collateralized a portion of our bitcoin holdings to secure a line of credit. We recorded a corresponding allowance for credit loss of $8.4 million, for the bitcoin loaned and collateralized during the year ended December 31, 2024. There were no such activities in the prior year period.

Income tax benefit (expense): We recorded income tax expense of $75.5 million for the year ended December 31, 2024 compared to an income tax expense of $16.4 million in the prior year period. The $75.5 million income tax expense primarily arises from the release of the valuation allowance on deferred tax assets, driven by the increase in bitcoin’s fair value and positive forecasts for its future value.

Net income: We recorded net income of $541.0 million for the year ended December 31, 2024 compared to net income of $261.2 million in the prior year period. The $279.8 million increase in net income was primarily driven by a $85.2 million increase in operating income and a $299.8 million change in fair value of digital assets - receivable, net, partially offset by a $69.1 million decrease in net gain from the extinguishment of debt and a $59.1 million income tax expense in the current period compared to the prior year period.

Adjusted EBITDA: Adjusted EBITDA was $1.2 billion for the year ended December 31, 2024 compared to adjusted EBITDA of $417.1 million in the prior year period. The $815.1 million increase was primarily due to an $80.2 million margin improvement from higher average bitcoin price mined at a lower Cost per Petahash per day and a $782.1 million increase in the change in fair value of digital assets, partially offset by an $54.7 million increase in general and administrative excluding stock-based compensation.

FINANCIAL CONDITION AND LIQUIDITY

The following table presents a summary of our cash flow activity for the years ended December 31, 2024 and 2023:

	For the Year Ended December 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(677,022)	$(315,651)
Net cash (used in) provided by investing activities	(3,229,059)	4,595
Net cash provided by financing activities	3,952,539	555,864
Net increase in cash, cash equivalents and restricted cash	46,458	244,808
Cash, cash equivalents and restricted cash — beginning of period	357,313	112,505
Cash, cash equivalents and restricted cash — end of period	$403,771	$357,313

Cash flows for the year ended December 31, 2024: Cash, cash equivalents and restricted cash totaled $403.8 million at December 31, 2024, an increase of $46.5 million from December 31, 2023.

Cash flows from operating activities resulted in a use of funds of $677.0 million, as net income, adjusted for non-cash and non-operating items, in the amount of $121.6 million was more than offset by the use of cash of $798.6 million from changes in operating assets and liabilities. When we produce and hold bitcoin on our Consolidated Balance Sheets, we exclude such produced and held bitcoin from our operating cash flows. If we monetize bitcoin in the future, those proceeds are reported as cash flows from investing activities. Changes in cash flows from operating assets and liabilities were driven by a use of funds associated with changes in digital assets of $624.7 million due to the non-cash adjustment for bitcoin mining revenues and deposits of $189.6 million resulting from increased deposits associated with hosting agreements and a surety bond.

Cash flows from investing activities resulted in a use of funds of $3.2 billion, primarily resulting from the use of funds for advances to vendors of $817.3 million, purchase of digital assets of $1.9 billion from the issuance of 2024 Convertible Notes, payment for the acquisition of businesses of $335.6 million as we increased our percentage of owned capacity to approximately 70%, acquiring 812 MW of nameplate capacity throughout the year ended December 31, 2024, capital expenditures of $250.8 million, partially offset by proceeds from the sale of digital assets of $152.3 million.

Cash flows from financing activities resulted in a source of cash of $4.0 billion, primarily from the periodic issuance of common stock under our 2024 ATM of $1.9 billion, the issuance of the 2024 Convertible Notes of $2.2 billion, net of issuance costs, partially offset by the repayment of $247.3 million of the December 2026 Notes.

Cash flows for the year ended December 31, 2023: Cash and cash equivalents totaled $357.3 million at December 31, 2023, an increase of $244.8 million from December 31, 2022.

Bitcoin holdings as of December 31, 2024: At December 31, 2024, we held a total of 44,893 bitcoin, including loaned and collateralized bitcoin, on our Consolidated Balance Sheets with a total fair value of $4.2 billion. The fair value of a single bitcoin was approximately $93,354 at December 31, 2024.

Approximately 7,377 of our total bitcoin holdings were loaned to third parties to generate additional return and 2,997 bitcoin were utilized as collateral for borrowings. Loaned and collateralized bitcoin are classified as “Digital asset - receivables, net” on the Consolidated Balance Sheets with a carrying value of $960.1 million.

The remaining 34,519 of unrestricted bitcoin were classified as long-term digital assets, as part of our strategy to hold bitcoin on the Consolidated Balance Sheets with a fair value of $3.2 billion. Our holdings as of December 31, 2024 excluded 51 bitcoin held by our equity method investee, pending dividend to us.

We expect that our future bitcoin holdings will generally increase but will fluctuate from time to time, both in number of bitcoin held and fair value in U.S. dollars, depending upon operating and market conditions. We intend to add to our bitcoin holdings primarily through our production activities and from time to time purchases. During the year ended December 31, 2024, we purchased 22,065 bitcoin for $1.9 billion. We purchased bitcoin from cash on hand and from the proceeds from the issuances of the 2024 Convertible Notes throughout the year, as part of our strategy to hold bitcoin and not sell for the foreseeable future. As a result of our adoption of the aforementioned strategy, we anticipate funding our operating and investing activities principally from available cash and cash equivalents and from our financing activities.

Kaspa holdings as of December 31, 2024: In 2023, we began evaluating Kaspa as a potential way to diversify our revenue while continuing to utilize our current infrastructure and expertise in digital asset compute. At December 31, 2024, we held approximately $4.3 million, or 34,817,098 Kaspa coins, on our Consolidated Balance Sheets. During the year ended December 31, 2024, we incurred significantly less cost to produce Kaspa compared to bitcoin, which helps pay for our expenses and allows us to hold a larger amount of bitcoin on our Consolidated Balance Sheets.

At-the-Market Offering Programs and Proceeds: As of December 31, 2024, we sold 93,411,158 shares of common stock for an aggregate purchase price of $1.9 billion, net of commission and offering expenses of $47.5 million, pursuant to our at-the-market offerings.

Liquidity and Capital Resources: Cash and cash equivalents, excluding restricted cash, totaled $391.8 million and the fair value of digital asset holdings, including loaned and collateralized bitcoin, was $4.2 billion at December 31, 2024. The combined value of cash and cash equivalents, excluding restricted cash, and digital assets, including loaned and collateralized bitcoin, totaled nearly $4.6 billion as of December 31, 2024.

During 2024, our primary sources of liquidity and capital resources were proceeds from convertible notes issuances, sales under our ATM, sales of digital assets, lending facilities and available cash and cash equivalents. During the year ended December 31, 2024, we significantly reduced our reliance solely on ATM. Our ATM usage represented 43% of our cash needs, compared to 97% in the prior year period. We expect as commercial banks open up our sector due to abolishment of Staff Accounting Bulletin (“SAB”) 121, as rescinded by SAB 122, that we will have expanded access to traditional financing, such as debt financing, project financing and other capital.

While we classify our digital assets and digital asset receivables as long-term, consistent with the announced HODL strategy, both asset types are readily convertible to cash, and therefore considered a liquid resource.

We expect to have sufficient liquidity, including cash on hand and access to public capital markets, to support ongoing operations in the next 12 months and beyond. We will continue to seek to fund our business activities, and especially our growth opportunities, through the public capital markets, primarily through periodic equity issuances using our at-the-market facilities.

The risks to our liquidity outlook would include events that materially diminish our access to capital markets and/or the value of our bitcoin holdings and production capabilities, including:

•Failure to effectively execute our growth strategies;

•Declines in bitcoin prices and/or production, as well as impacts from bitcoin halving events, which would impact both the value of our bitcoin holdings and our ongoing profitability;

•Significant increases in electricity costs if these cost increases were not accompanied by increases in the price of bitcoin, as this would also reduce profitability; and

•Deteriorating macroeconomic conditions, including the impacts of inflation and increased interest rates, as well as instability in the banking system.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We contract with service providers for hosting our equipment and operational support in data centers where our equipment is deployed. Under these arrangements, we expect to pay at a minimum approximately (i) $471.3 million in total payments during the calendar years 2025 through 2027, and (ii) $9.9 million in total payments during the calendar years 2028 through 2029. Under certain of these arrangements, we are required to pay variable pass-through power and service fees in addition to these estimated minimum amounts.

We have purchase agreements to purchase miners and other mining equipment for a total purchase price of $962.7 million. As of December 31, 2024, we have made installment payments totaling $823.5 million. We expect to make periodic payments in accordance with the payment schedule with the final payment expected to occur during 2025.

Assuming the remaining outstanding 1.0% Convertible Senior Notes due 2026 (the “December 2026 Notes”) and the 2024 Convertible Notes (collectively, the “Convertible Notes”) are not converted into common stock, repurchased or redeemed prior to maturity, (i) annual interest payments of approximately $0.7 million in each calendar year from 2025 through 2026 in connection with the December 2026 Notes and annual interest payments of approximately $6.4 million in each calendar year from 2025 through 2031 in connection with the 2.125% Convertible Senior Notes due 2031 and (ii) principal for each of the Convertible Notes upon maturity, for a total of $2.3 billion, will be payable under the terms of the Convertible Notes. Refer to Note 17 – Debt in the notes to our Consolidated Financial Statements included in this Annual Report for further information.

We have operating and finance lease obligations related to land and office buildings. We expect to make payments of $1.9 million and $0.2 million related to operating and finance leases, respectively, in 2025 and $32.3 million and $89.6 million related to operating and finance leases, respectively, thereafter. Refer to Note 18 – Leases in the notes to our Consolidated Financial Statements included in this Annual Report, for further information.

On October 15, 2024, we announced securing a $200.0 million line of credit, collateralized by approximately 2,997 of our bitcoin holdings. We used the funds for general corporate purposes. As of October 17, 2024, the facility was fully utilized.

CRITICAL ACCOUNTING ESTIMATES

The following accounting estimates relate to the significant areas involving management’s judgments and estimates in the preparation of our financial statements, and are those that it believes are the most critical to aid the understanding and evaluation of this management discussion and analysis:

•Digital assets - receivable, net

•Long-lived assets

•Income taxes

•Assets acquired and liabilities assumed in a business combination

•Goodwill impairment

•Loss contingencies

Digital assets - receivable, net

When we loan digital assets to a third-party entity, we first evaluate whether to derecognize such digital assets based on an evaluation of relevant control and asset derecognition considerations that include whether:

•We have transferred present rights to the economic benefits associated with the digital asset for a different right to receive digital assets in the future;

•We cannot sell, pledge, loan, or otherwise use the lent digital assets while the loan is outstanding, as those rights have been transferred to the borrower;

•Inherent in the realization of the economic benefits associated with the digital asset receivable is exposure to credit risk of the third-party entity; and

•The third-party entity that holds the digital assets can deploy those assets at its discretion for the duration of the lending arrangement and bears the risk of loss or theft of those assets, and otherwise has the ability to direct the use of the assets transferred.

If we conclude derecognition is appropriate, we derecognize the loaned digital assets that we no longer control and recognizes a right to receive back in the future such loaned digital assets.

In accordance with ASU 2023-08, digital asset receivable is recorded at the fair value of the underlying digital assets. Throughout the period that the digital asset receivable is outstanding, the receivable will be measured at fair value of the underlying loaned digital asset with changes recorded in other non-operating income (loss) in current period earnings.

At loan commencement and throughout the loan period, we consider and account for the credit risk of the borrower using the principles in Topic 326 – Financial Instruments - Credit Losses (“Topic 326”) to measure any credit impairment. The digital asset receivable is presented net of any allowance for credit losses. We utilize the probability of default (“PD”) loss given default (“LGD”) approach to estimating the allowance for credit loss (“ACL”) at origination and subsequent reporting periods. In order to apply the PD LGD approach, management considers the lifetime of the digital asset receivable, the reasonable and supportable forecast period, and the PD LGD. We use each instrument’s life of loan period for estimating current expected credit losses, unadjusted by any prepayment risk as any risk would be immaterial to either the repayment in kind or the accrued loan fee receivable.

Long-Lived Assets

We have long-lived assets that consist primarily of property and equipment stated at cost, net of accumulated depreciation and impairment, as applicable. The depreciation charge is calculated on a straight-line basis and depends on the estimated useful lives of each type of asset and, in certain circumstances, estimates of fair values and residual values. Our property and equipment is primarily composed of digital asset mining rigs, which are largely homogeneous and have approximately the same useful lives. Accordingly, we utilize the group method of depreciation for our digital asset mining rigs. We update the estimated useful lives of our asset group of digital asset mining rigs periodically as information on the operations of the mining rigs indicate changes are required. We assess and adjust the estimated useful lives of our mining rigs when there are indicators that the productivity of the mining assets is higher or lower than the assigned estimated useful lives.

Management reviews our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of their carrying amount to the undiscounted future cash flows expected to be generated thereby. If such assets are not recoverable based on that test, impairment is recorded in the amount by which the carrying amount of the assets exceeds their fair value as determined in accordance with Accounting Standard Codification (“ASC”) 820.

Income Taxes

The primary objectives of accounting for income taxes are to recognize the amount of income taxes payable or refundable for the current year, and to recognize deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. We account for income taxes in accordance with ASC 740 - Income Taxes, using the asset and liability method. Under this method, deferred tax assets and liabilities are calculated based on enacted tax rates and are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities and for operating losses and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. Management must make assumptions, judgments and estimates to determine our income tax benefit or expense and deferred tax assets and liabilities. We recognize tax positions when they are more likely than not of being sustained. Recognized tax positions are measured at the largest amount of benefit greater than 50% likely of being realized. Each period, we evaluate tax positions and adjust related tax assets and liabilities in light of changing facts and circumstances.

Assets Acquired and Liabilities Assumed in a Business Combination

We account for business combinations under the acquisition method of accounting in accordance with ASC 805 - Business Combinations, by recognizing the identifiable tangible and intangible assets acquired and liabilities assumed, measured at the acquisition date fair value. The determination of fair value involves assumptions, estimates and judgments. Any purchase consideration in excess of the estimated fair values of net assets acquired is recorded as goodwill.

Goodwill Impairment

Goodwill is not subject to amortization, and instead, assessed for impairment annually, or more frequently when events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount in accordance with ASC 350.

Loss Contingencies

In the ordinary course of business, we may be involved in legal proceedings, claims and governmental and/or regulatory reviews. Management periodically reviews estimates of potential costs to be incurred by us in connection with the adjudication or settlement, if any, of these matters. These estimates are developed, as applicable in consultation with outside counsel, and are based on an analysis of potential outcomes. In accordance with ASC 450, Contingencies, loss contingencies are accrued if, in the opinion of management, an adverse outcome is probable and such financial outcome can be reasonably estimated. The accruals may change in the future due to new developments in each matter or changes in our litigation strategy. It is possible that future results for any particular quarter or annual period may be materially affected by changes in our estimates or outcomes relating to these matters.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 – Summary of Significant Accounting Policies to our Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

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

As of December 31, 2024, we held approximately 44,893 bitcoin, of which, 10,374 were loaned or collateralized, for a total fair value of approximately $4.2 billion.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The accompanying notes are an integral part to these audited Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of MARA Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MARA Holdings, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audits, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated March 3, 2025, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 5 to the financial statements, the Company changed its method of accounting for digital assets during the year ended December 31, 2023 by early adopting ASU 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Topic 350-60): Accounting for and Disclosure of Crypto Assets, effective January 1, 2023 using the modified retrospective method.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Revenue Recognition from Mining Operations

As disclosed in Note 4 to the financial statements, the Company’s ongoing major or central operation is to provide bitcoin transaction verification services to the transaction requestor, in addition to the bitcoin network through a Company-operated mining pool as the operator, and to provide a service of performing hash calculations to third-party pool operators alongside collectives of third-party bitcoin miners as a participant.

We identified the procedures performed related to revenue recognition as a critical audit matter due to the nature and extent of audit effort required to perform audit procedures over the completeness, and occurrence of revenue recognized.

Addressing this matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others:

•We performed site visits at the Company’s facilities where the mining hardware is located, which included observations of the physical controls and mining equipment inventory.

•We independently traced certain financial and performance data directly to the blockchain network to test the completeness, occurrence and accuracy of mining revenue as the operator.

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

Assets Acquired and Liabilities Assumed in Business Combinations

As disclosed in Note 3 to the financial statements, the Company completed acquisitions of two operational data centers and three operational bitcoin mining sites. The Company accounted for these transactions under the acquisition method for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including identified property, plant and equipment, customer relationship related intangible assets, and contingent earnouts.

We identified the fair valuation of property, plant and equipment, customer relationship related intangible assets and contingent earnouts as a critical audit matter because of the significant estimates and assumptions made by management in the process. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s forecast of future cash flows, and use of significant unobservable inputs and assumptions, including the need to involve our fair value specialists.

Addressing this matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others:

•We obtained an understanding of management’s process over the valuation of these identified assets and liabilities.

•We evaluated the reasonableness of management’s forecast of future cash flows used in the fair valuation of customer relationship related intangible assets by comparing to contracts, historical results and other metrics.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology, and significant unobservable inputs and assumptions by:

◦Testing the source information underlying the determination of certain significant unobservable inputs and assumptions;

The accompanying notes are an integral part to these audited Consolidated Financial Statements.

◦Developing a range of independent estimates for other unobservable assumptions and comparing them to the assumptions used by management; and

◦Testing the mathematical accuracy of the calculations.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Costa Mesa, CA
March 3, 2025
The accompanying notes are an integral part to these audited Consolidated Financial Statements.

MARA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(in thousands, except share and per share data)	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$391,771	$357,313
Restricted cash	12,000	—
Digital assets, current portion	4,327	639,660
Other receivables	6,345	—
Deposits	18,778	7,240
Derivative instrument, current portion	1,542	—
Prepaid expenses and other current assets	35,610	25,590
Total current assets	470,373	1,029,803

Digital assets, net of current portion	3,223,989	—
Digital assets - receivable, net	960,057	—
Property and equipment, net	1,549,491	671,772
Advances to vendors	121,298	95,589
Investments	111,493	106,292
Long-term deposits	240,651	59,790
Long-term prepaids	14,221	27,284
Operating lease right-of-use assets	16,874	443
Derivative instrument, net of current portion	7,405	—
Goodwill	82,751	—
Intangible assets, net	2,714	—
TOTAL ASSETS	$6,801,317	$1,990,973

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$12,556	$11,343
Accrued expenses	76,887	22,291
Operating lease liabilities, current portion	239	124
Finance lease liability, current portion	168	—
Other current liabilities	5,347	—
Total current liabilities	95,197	33,758

Notes payable	2,246,578	325,654
Line of credit	200,000	—
Operating lease liabilities, net of current portion	22,977	354
Finance lease liability, net of current portion	3,709	—
Deferred tax liabilities	88,503	15,286
Other long-term liabilities	8,411	—
Total long-term liabilities	2,570,178	341,294
The accompanying notes are an integral part to these audited Consolidated Financial Statements.

Commitments and Contingencies (Note 19)

Equity:
Preferred stock, par value $0.0001 per share, 50,000,000 shares authorized; no shares issued and outstanding at December 31, 2024 and December 31, 2023	—	—
Common stock, par value $0.0001 per share, 500,000,000 shares authorized; 340,258,453 shares and 242,829,391 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	34	24
Additional paid-in capital	4,155,386	2,183,537
Accumulated deficit	(26,387)	(567,640)
Total stockholders’ equity attributable to MARA	4,129,033	1,615,921
Noncontrolling interest	6,909	—
Total equity	4,135,942	1,615,921
TOTAL LIABILITIES AND EQUITY	$6,801,317	$1,990,973
The accompanying notes are an integral part to these audited Consolidated Financial Statements.

MARA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except share and per share data)	2024	2023	2022
Total revenues	$656,378	$387,508	117,753

Costs and expenses
Cost of revenues
Mining and hosting services	(412,045)	(223,338)	(72,715)
Depreciation and amortization	(403,706)	(179,513)	(78,709)
Total cost of revenues	(815,751)	(402,851)	(151,424)
Operating expenses
General and administrative expenses	(272,078)	(92,418)	(56,641)
Change in fair value of digital assets	813,814	331,484	(14,460)
Change in fair value of derivative instrument	(2,043)	—	—
Research and development	(13,229)	(2,812)	(98)
Early termination expenses	(38,061)	—	—
Amortization of intangible assets	(22,919)	—	—
Legal reserves	—	—	(26,131)
Impairment of deposits due to vendor bankruptcy filing	—	—	(24,661)
Impairment of digital assets	—	—	(182,891)
Impairment of patents	—	—	(919)
Impairment of mining equipment and advances to vendors	—	—	(332,933)
Gain on sale of equipment, net of disposals	—	—	83,879
Losses on digital assets held within investment fund	—	—	(85,017)
Total operating expenses	465,484	236,254	(639,872)
Operating income (loss)	306,111	220,911	(673,543)
Change in fair value of digital assets - receivable, net	299,796	—	—
Gain on investments	4,236	—	—
Loss on hedge instruments	(580)	(17,421)	—
Equity in net earnings of unconsolidated affiliate	(1,505)	(617)	—
Impairment of loan and investment due to vendor bankruptcy filing	—	—	(31,013)
Net gain from extinguishment of debt	13,121	82,267	—
Interest income	16,711	2,809	1,021
Interest expense	(12,996)	(10,350)	(14,981)
Other non-operating income (loss)	(8,391)	—	262
Income (loss) before income taxes	616,503	277,599	(718,254)
Income tax benefit (expense)	(75,495)	(16,426)	24,232
Net income (loss)	$541,008	$261,173	$(694,022)
Net loss attributable to noncontrolling interest	245	—	—
Net income (loss) attributable to MARA	$541,253	$261,173	$(694,022)
Series A preferred stock accretion to redemption value	—	(2,121)	—
Net income (loss) attributable to common stockholders	$541,253	$259,052	$(694,022)

Net income (loss) per share of common stock - basic	$1.87	$1.41	$(6.12)
Weighted average shares of common stock - basic	289,961,989	183,855,570	113,467,837

Net income (loss) per share of common stock - diluted	$1.72	$1.06	$(6.12)
Weighted average shares of common stock - diluted	311,841,347	192,293,277	113,467,837

The accompanying notes are an integral part to these audited Consolidated Financial Statements.

MARA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
(in thousands, except share data)	Number	Amount
Balance at December 31, 2021	102,733,273	$10	$835,694	$(146,319)	$689,385	$—	$689,385
Stock-based compensation, net of tax withholding	490,910	1	24,514	—	24,515	—	24,515
Issuance of common stock, net of offering costs	42,141,733	4	361,482	—	361,486	—	361,486
Common stock issued for service and license agreements	200,000	—	4,577	—	4,577	—	4,577
Net loss	—	—	—	(694,022)	(694,022)	—	(694,022)
Balance at December 31, 2022	145,565,916	$15	$1,226,267	$(840,341)	$385,941	$—	$385,941
Stock-based compensation, net of tax withholding	1,269,230	—	32,264	—	32,264	—	32,264
Issuance of common stock, net of offering costs	64,271,828	6	608,359	—	608,365	—	608,365
Series A preferred stock accretion to redemption value	—	—	(2,121)	—	(2,121)	—	(2,121)
Exchange of convertible notes for common stock	31,722,417	3	318,768	—	318,771	—	318,771
Cumulative effect of the adoption of ASU 2023-08	—	—	—	11,483	11,483	—	11,483
Other	—	—	—	45	45	—	45
Net income	—	—	—	261,173	261,173	—	261,173
Balance at December 31, 2023	242,829,391	$24	$2,183,537	$(567,640)	$1,615,921	$—	$1,615,921
Stock-based compensation, net of tax withholding	5,894,877	—	155,095	—	155,095	—	155,095
Issuance of common stock, net of offering costs	93,411,158	10	1,851,611	—	1,851,621	—	1,851,621
Repurchase of shares in settlement of restricted stock	(1,876,973)	—	(34,857)	—	(34,857)	—	(34,857)
Contribution from noncontrolling interest	—	—	—	—	—	7,154	7,154
Net income (loss)	—	—	—	541,253	541,253	(245)	541,008
Balance at December 31, 2024	340,258,453	$34	$4,155,386	$(26,387)	$4,129,033	$6,909	$4,135,942
The accompanying notes are an integral part to these audited Consolidated Financial Statements.

MARA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$541,008	$261,173	$(694,022)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	403,706	179,513	78,709
Amortization of prepaid service contract	—	—	22,781
Gain on sale of equipment, net of disposals	—	—	(83,879)
Deferred tax expense	73,217	15,286	(24,968)
Losses on digital assets held within investment fund	—	—	85,017
Change in fair value of digital assets and digital assets - receivable, net	(1,113,610)	(331,484)	14,460
Impairment of digital assets	—	—	182,891
Impairment of mining equipment and advances to vendors	—	—	332,933
Allowance for credit losses	8,379	—	—
Gain on investments	(4,236)	—	—
Loss on hedge instruments	580	17,421	—
Stock-based compensation	157,642	32,644	24,595
Change in fair value of derivative instrument	2,043	—	—
Early termination expenses	38,061	—	—
Amortization of intangible assets	22,919	—	—
Amortization of debt issuance costs	2,714	3,168	3,945
Equity in net earnings of unconsolidated affiliate	1,505	617	—
Impairment of patents	—	—	919
Impairment of deposits due to vendor bankruptcy filing	—	—	55,674
Gain on extinguishment of debt, net	(13,121)	(82,267)	—
Other adjustments from operations, net	801	484	1,030
Changes in operating assets and liabilities:
Revenues from digital assets production	(624,740)	(385,959)	(117,747)
Accounts receivable	(9,319)	—	—
Deposits	(189,605)	(23,777)	(24,469)
Prepaid expenses and other assets	11,836	(1,881)	(48,887)
Accounts payable and accrued expenses	13,198	(589)	13,369
Legal reserve payable	—	—	1,171
Net cash used in operating activities	(677,022)	(315,651)	(176,478)
CASH FLOWS FROM INVESTING ACTIVITIES
Advances to vendors	(817,297)	(158,940)	(483,840)
Acquisitions, net of cash acquired	(335,630)	—	—
Purchase of property and equipment	(250,825)	(27,611)	(41,108)
Proceeds from sale of property and equipment	3,506	—	178,371
Purchase of intangible assets	(2,633)	—	—
Proceeds from sale of digital assets	152,290	264,945	—
Payments on hedge settlements	—	(2,004)	—
Purchase of digital assets	(1,946,860)	—	—
Investment in equity method investments	(21,654)	(71,795)	—
Purchase of equity investments	(9,956)	—	(44,000)
Deconsolidation of fund	—	—	(500)
The accompanying notes are an integral part to these audited Consolidated Financial Statements.

Sale of digital assets in investment fund	—	—	849
Net cash (used in) provided by investing activities	(3,229,059)	4,595	(390,228)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	1,851,621	608,365	361,486
Proceeds from issuance of Series A preferred stock, net of issuance costs	—	13,629	—
Proceeds from issuance of Convertible Notes, net of issuance costs	2,178,679	—	—
Redemption of Series A preferred stock	—	(15,750)	—
Repurchase of shares in settlement of restricted stock	(34,857)	—	—
Proceeds from term loan borrowings, net of issuance costs	—	—	49,250
Borrowings from revolving credit agreement	—	—	120,000
Line of credit	200,000	—	—
Repayment of finance lease liabilities	(163)	—	—
Repayment of Convertible Notes	(247,348)	—	—
Repayment of term loan borrowings	—	(50,000)	(120,000)
Contribution from noncontrolling interest	7,154	—	—
Value of shares withheld for taxes	(2,547)	(380)	(81)
Net cash provided by financing activities	3,952,539	555,864	410,655

Net increase in cash, cash equivalents and restricted cash	46,458	244,808	(156,051)
Cash, cash equivalents and restricted cash — beginning of period	357,313	112,505	268,556
Cash, cash equivalents and restricted cash — end of period	$403,771	$357,313	$112,505
The accompanying notes are an integral part to these audited Consolidated Financial Statements.

MARA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

MARA Holdings, Inc. (together with its subsidiaries, the “Company” or “MARA”) leverages digital asset compute that develops and deploys innovative technologies to build a more sustainable future. MARA secures the world’s preeminent blockchain ledger and supports the energy transformation by converting clean, stranded, or otherwise underutilized energy into economic value. The Company also offers advanced technology solutions to optimize data center operations, including next-generation liquid immersion cooling and firmware for bitcoin miners. The Company is primarily focused on computing for, acquiring, and holding digital assets as a long-term investment.

The term “Bitcoin” with a capital “B” is used to denote the Bitcoin protocol which implements a highly available, public, permanent, and decentralized ledger. The term “bitcoin” with a lower case “b” is used to denote the coin, bitcoin.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned and controlled subsidiaries. Consolidated subsidiaries’ results are included from the date the subsidiary was formed or acquired. All significant intercompany accounts and transactions, including any noncontrolling interest, have been eliminated in consolidation.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include fair value of assets acquired and liabilities assumed in a business combination, estimates associated with the useful lives of property and equipment, realization of long-lived assets, impairment of goodwill, valuation of derivative instruments, deferred income taxes, unrealized tax positions, measurement of digital assets and related receivables and loss contingencies. Actual results could differ from those estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on the reported financial position, results of operations, or cash flows. The impact on any prior period disclosures were immaterial.

Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision–making group, in deciding how to allocate resources and assess performance. The Company’s CODM group is composed of the Chief Executive Officer and Chief Financial Officer. The Company operates as one operating segment and uses net income as measures of profit or loss on a consolidated basis in making decisions regarding resource allocation and performance assessment. Additionally, the Company’s CODM regularly reviews the Company’s expenses on a consolidated basis. The financial metrics used by the CODM help make key operating decisions, such as determination of digital asset purchases and significant acquisitions and allocation of budget between cost of revenues, general and administrative and research and development expenses.

Cash and Cash Equivalents

The Company considers all highly liquid investments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalent balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). During March 2023, the Company began to participate, to the extent practicable, in insured cash sweep programs which “sweep” its deposits across multiple FDIC insured accounts, each with deposits of no more than $250.0 thousand. As of December 31, 2024, substantially all of the Company’s cash and cash equivalents were FDIC insured.

Restricted Cash

Restricted cash as of December 31, 2024 principally represented those cash balances that support commercial letters of credit and are restricted from withdrawal.

Digital Assets

On July 25, 2024, the Company adopted a full holding onto bitcoin (“HODL”) approach towards its bitcoin treasury policy, retaining all bitcoin mined in its operations, and may periodically make strategic open market purchases of bitcoin. As a result, bitcoin digital assets are included in non-current assets on the Consolidated Balance Sheets due to the Company’s intent to retain and hold bitcoin. Kaspa digital assets held with the intent to fund operating expenses are included in current assets on the Consolidated Balance Sheets. In addition, digital assets loaned and collateralized were reported as “Digital assets - receivable, net” at December 31, 2024 and classified as long-term assets on the Consolidated Balance Sheets as it is the Company’s intent to maintain the loaned and collateralized bitcoin consistent with its HODL policy. Proceeds from the sale of digital assets are included within investing activities in the accompanying Consolidated Statement of Cash Flows. Following the adoption of Accounting Standards Update (“ASU”) 2023-08, Accounting for and Disclosure of Crypto Assets, effective January 1, 2023, the Company measures digital assets at fair value with changes recognized in operating expenses on the Consolidated Statements of Operations. The Company tracks its cost basis of digital assets by-wallet in accordance with the first-in-first-out method of accounting. Refer to Note 5 – Digital Assets, for further information.

Digital Assets - Receivable, net

The Company lends digital assets to counterparties under fixed term loans. In addition, the Company pledged bitcoin as collateral for a line of credit. Digital asset receivables that do not have a prespecified maturity date are repayable at the option of the Company, and the borrower may repay at any time, without penalty or premium. While the loan is outstanding, the borrower has the right and the ability to use the digital assets at its discretion, including the ability to sell or pledge the borrowed digital assets to third parties. At the conclusion of the loan, the borrower is obligated to return the same type and quantity of digital assets as those lent by the Company.

The digital asset receivables are initially measured upon transfer at fair value and subsequently remeasured at fair value each reporting period. The changes in fair value is recognized on the Consolidated Statements of Operations, in accordance with ASC 2023-08. A loan fee is accrued daily based on the amount owing, paid on a monthly basis consistent with each loan’s terms.

The digital asset receivable balance is evaluated for possible credit losses, in accordance with ASC 326 - Financial Instruments - Credit Losses (“ASC 326”). The allowance for credit losses on digital assets receivables under the current expected credit loss (“CECL”) model is determined by utilizing the profitability of default (“PD”) loss given default (“LGD”) approach. In order to apply the PD LGD approach, management considers the remaining expected life of the loans and forecasts of future economic conditions. Allowance for credit losses are included in “Other non-operating income (loss)” on the Consolidated Statements of Operations. Refer to Note 6 - Digital Assets - Receivable, Net for further information.

Other Receivable

The Company acquired accounts receivable as a result of its acquisition of GC Data Center Acquisition on January 12, 2024, which consist of trade receivables. Refer to Note 3 - Acquisitions, for further information. The Company provides an allowance for credit losses equal to the estimated uncollectible amounts, based on historical and customer specific experience and current economic and market conditions. The allowance for credit losses was $8.6 million as of December 31, 2024.

Derivatives

The Company enters into derivative contracts to manage its exposure to fluctuations in the price of bitcoin and energy costs and not for any other purpose. In addition, the Company evaluates its financing and service arrangements to determine whether certain arrangements contain features that qualify as embedded derivatives requiring bifurcation in accordance with Accounting Standard Codification (“ASC”) 815 - Derivatives and Hedging. Embedded derivatives that are required to be bifurcated from the host instrument or arrangement are accounted for and valued as separate financial instruments. There were no embedded derivatives requiring separation from the host instrument as of December 31, 2024 and December 31, 2023.

The Company does not elect to designate derivatives as hedges for accounting purposes and as such, records derivatives at fair value with subsequent changes in fair value and settlements recognized in earnings. The Company classifies derivative assets or liabilities on the Consolidated Balance Sheets as current or non-current based on whether settlement of the instrument could be required within 12 months of the balance sheet date of the Balance Sheets and for derivatives with multiple settlements, based on the term of the contract.

Bitcoin Derivatives

From time to time the Company enters into derivative contracts to mitigate bitcoin market pricing volatility risk. During the year ended December 31, 2024, the Company recorded a $0.6 million loss on derivatives as a non-operating charge on the Consolidated Statements of Operations, all settled through cash payments. There were various derivative instruments to mitigate bitcoin market pricing volatility risk outstanding as of December 31, 2024, and no derivatives instruments outstanding as of December 31, 2023.

Energy Derivatives

The Company acquired a commodity swap contract as a result of its acquisition of GC Data Center Acquisition on January 12, 2024, refer to Note 3 - Acquisitions, for further information. The commodity swap contract hedges price variability in electricity purchases and expires on December 31, 2027. The commodity swap contract meets the definition of a derivative due to terms that provide for net settlement. As of December 31, 2024, the estimated fair value of the Company’s derivative asset instrument was $8.9 million, estimated using observable market-based inputs classified under Level 2 of the fair value hierarchy. The significant assumptions used in the discounted cash flow model to estimate fair value include the discount rate and electricity forward curves. Accordingly, the Company records the “Change in fair value of derivative instrument” on the Consolidated Statements of Operations.

The following table presents the changes in fair value of the derivative instrument:

(in thousands)
Balance at December 31, 2023	$—
Commodity swap contract	10,989
Change in fair value of derivative instrument	(2,043)
Balance at December 31, 2024	$8,947

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

Intangible assets with finite lives are comprised of customer relationships and intellectual property and are amortized over their estimated useful lives on an accelerated basis over the projected pattern of economic benefits, which range from two to three years. Finite-lived intangible assets are reviewed for impairment annually, or more frequently when events or changes in circumstances indicate that it is more likely than not that the fair value has been reduced to less than its carrying amount.

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC 805 - Business Combinations, by recognizing the identifiable tangible and intangible assets acquired and liabilities assumed, measured at the acquisition date fair value. The determination of fair value involves assumptions, estimates and judgments. The initial allocation of the purchase price is considered preliminary and therefore subject to change until the end of the measurement period (up to one year from the acquisition date). Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net assets acquired. Contingent consideration is included within the purchase price and is initially recognized at fair value as of the acquisition date. Contingent consideration, classified as either an asset or a liability, is remeasured to fair value each reporting period, until the contingency is resolved. Changes in fair value of contingent consideration period-over-period are recognized in earnings.

Acquisition related expenses are recognized separately from the business combination and are expensed as incurred.

Investments

Investments, which may be made from time-to-time for strategic reasons, are included in non-current assets on the Consolidated Balance Sheets. Refer to Note 9 - Investments, for further information.

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

Leases

The Company determines if an arrangement contains a lease at inception based on whether or not the Company has the right to control the asset during the contract period and other facts and circumstances. At lease inception, the Company determines the lease classification as either an operating or finance lease, with classification effecting the expense recognition on the Consolidated Statements of Operations. For leases with terms longer than 12 months, a lease liability is recorded on the Company’s Consolidated Balance Sheets for the present value of its fixed minimum payment obligations over the lease term, including renewal extension options, and a corresponding right-of-use (“ROU”) asset equal to the initial lease liability is recorded, adjusted for any prepayments, indirect costs and lease incentives, as well as adjustments to reflect favorable or unfavorable terms of an acquired lease when compared to market terms at the time of an acquisition. Refer to Note 18 - Leases, for further information.

Stock-based Compensation

The Company recognizes stock-based compensation expense for awards to employees and non-employees based on the grant date fair value of the award and uses the graded-vesting method to recognize expense on a straight-line basis over the requisite service period from the date of grant of the award for each separately vesting tranche. The Company classifies its stock-based compensation within “General and administration expenses” on the Consolidated Statements of Operations as any portion of mining activities related to Cost of revenues is immaterial. Refer to Note 14 – Stockholders' Equity, for further information. The Company accounts for forfeitures as they occur and reverses compensation cost previously recognized in the period the award is forfeited.

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

Research and Development

Research and development costs consist primarily of contractor costs, equipment, supplies, personnel, and related expenses for research and development activities. Research and development costs are expensed as incurred in accordance with ASC 730 - Research and Development, and are included in operating expenses on the Consolidated Statements of Operations. Research and development costs were $13.2 million, $2.8 million and $0.1 million, for the years ended December 31, 2024, 2023 and 2022 respectively.

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

Recent Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement may affect the Company’s financial reporting, the Company undertakes an analysis to determine any required changes to its Consolidated Financial Statements and assures that there are proper controls in place to ascertain that the Company’s Consolidated Financial Statements properly reflect the change.

In December 2024, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. ASU 2024-04 clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion to improve relevance and consistency. The new standard is effective for the Company for its annual periods beginning January 1, 2026 and interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires additional disclosures of certain expenses in the notes of the financial statements, to provide enhanced transparency into the expense captions presented on the Consolidated Statements of Operations. Additionally, in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), to clarify the effective date of ASU 2024-03. The new standard is effective for the Company for its annual periods beginning January 1, 2027 and for interim periods beginning January 1, 2028, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires entities to disclose specific rate reconciliations, amount of income taxes separated by federal and individual jurisdiction, and the amount of income (loss) from continuing operations before income tax expense (benefit) disaggregated between federal, state, and foreign. The new standard is effective for the Company for its annual periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 is designed to improve the reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the Company’s chief operating decision–making group (the “CODM”). The new standard is effective for the Company for its annual periods beginning January 1, 2024 and for interim periods beginning January 1, 2025, with early adoption permitted. The Company adopted ASU 2023-07 on January 1, 2024, which did not have a material impact on the Consolidated Financial Statements.

NOTE 3 – ACQUISITIONS

Arkon Acquisition (Hannibal and Hopedale, Ohio)

On November 5, 2024, the Company acquired two operational data centers located in Hannibal and Hopedale, Ohio, with 222 megawatts of interconnect-approved capacity from Arkon Energy US Holdco LLC and Arkon Energy Hopedale, LLC (the “Arkon Acquisition”) for a total cash consideration of $67.0 million, including working capital adjustments that were paid during the three months ended December 31, 2024 plus up to an additional $10.0 million of cash, which amount is contingent on the attainment of certain average bitcoin hash price and additional land expansion during the one year period following the date of valuation. The acquisition is intended to improve efficiencies and the scale of operations through the integration of the Company’s technology stack and realization of synergies.

The following table summarizes the components of total purchase consideration:

(in thousands)	November 5, 2024
Initial cash consideration, net of cash acquired	$59,897
Estimate fair value contingent earn-out and other	7,098
Total purchase consideration	$66,995

The acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805 - Business Combinations.

The following table summarizes the preliminary allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed as of November 5, 2024:

(in thousands)	November 5, 2024
Assets
Other current assets	$2,881
Property and equipment	30,000
Right-of-use asset	12,497
Goodwill	37,389
Customer relationships	1,000
Total assets	$83,767

Liabilities
Lease liability	$12,497
Other long-term liabilities	4,275
Total liabilities	16,772
Total purchase consideration	$66,995

Goodwill is calculated as the excess of the purchase price over the net assets acquired. The Company expects the goodwill balance to be deductible for tax purposes over a period of 15 years. Goodwill is primarily attributed to growth and efficiency opportunities as well as expected synergies from combining the operations of bitcoin mining sites with the Company.

The fair value of property and equipment was estimated by applying the cost approach, which estimates fair value using replacement or reproduction cost of an asset of comparable utility, adjusted for loss in value due to depreciation and economic obsolescence, which are considered Level 3 inputs. The fair value of the contingent earn-out was estimated using a discounted cash flow approach, which included assumptions regarding the probability-weighted cash flows of achieving certain capacity development milestones, which are considered Level 3 inputs. The fair value of the lease liability was estimated using a discounted cash flow approach, which included assumptions regarding current market prices for similar assets, estimated term and discount rates, which are considered Level 3 inputs. The fair value of the customer relationships intangible asset was determined using a discounted cash flow model that incorporates the excess earnings method, which are considered Level 3 inputs, and will be amortized on an accelerated basis over the projected pattern of economic benefits of approximately 1.5 years.

Garden City Acquisition (Garden City, Texas)

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

The fair value of property and equipment was estimated by applying the cost approach, which estimates fair value using replacement or reproduction cost of an asset of comparable utility, adjusted for loss in value due to depreciation and economic obsolescence, which are considered Level 3 inputs. The fair value of the finance lease liability was estimated using a discounted cash flow approach, which included assumptions regarding current market prices for similar assets, estimated term and discount rates, which are considered Level 3 inputs.

GC Data Center Acquisition (Granbury, Texas and Kearney, Nebraska)

On January 12, 2024, the Company acquired two operational bitcoin mining sites located in Granbury, Texas and Kearney, Nebraska, totaling 390 megawatts of nameplate capacity from GC Data Center Equity Holdings, LLC (the “GC Data Center Acquisition”) for total consideration of $189.6 million, including a working capital adjustment that was paid during the three months ended March 31, 2024, plus up to an additional $19.6 million of cash, which amount is contingent on the expansion of additional megawatt capacity at the acquired facilities by certain milestone dates during the three year period following the anniversary of closing. The acquisition is intended to improve efficiencies and the scale of operations through the integration of the Company’s technology stack and realization of synergies.

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

The gross contractual amounts receivable were $24.0 million, of which, $3.6 million is expected to be uncollectible. During the year ended December 31, 2024, the Company terminated various customer agreements and recognized an $18.4 million charge recorded to “Early termination expenses” on the Consolidated Statements of Operations.

The fair value of property and equipment was estimated by applying the cost approach, which estimates fair value using replacement or reproduction cost of an asset of comparable utility, adjusted for loss in value due to depreciation and economic obsolescence, which are considered Level 3 inputs. The fair value of the derivative was estimated using a discounted cash flow approach that considers various assumptions including current market prices and electricity forward curves, time value, as well as other relevant economic measures, which are considered Level 2 inputs. The fair value of the contingent earn-out was estimated using a discounted cash flow approach, which included assumptions regarding the probability-weighted cash flows of achieving certain capacity development milestones, which are considered Level 3 inputs. The fair value of the lease liability was estimated using a discounted cash flow approach, which included assumptions regarding current market prices for similar assets, estimated term and discount rates, which are considered Level 3 inputs.

The following table presents the changes in the estimated fair value of the GC Data Center Acquisition contingent consideration liability:

(in thousands)
Balance at December 31, 2023	$—
Contingent consideration liability	3,523
Change in fair value of contingent earn-out	15
Balance at December 31, 2024	$3,538

Intangible assets were determined to meet the criterion for recognition apart from tangible assets acquired and liabilities assumed. The fair values of intangible assets were estimated based on various valuation techniques including the use of discounted cash flow analyses, and multi-period excess earnings valuation approaches, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. These valuation inputs included estimates and assumptions about forecasted future cash flows, long-term revenue growth rates, and discount rates. The fair value of the customer relationships intangible asset was determined using a discounted cash flow model that incorporates the excess earnings method and will be amortized on an accelerated basis over the projected pattern of economic benefits of approximately 4 years. As of December 31, 2024, the Company fully amortized customer relationships acquired for $22.0 million.

The results of the acquired facilities have been included in the Company’s Consolidated Statements of Operations as of the acquisition date.

The following unaudited pro forma financial information reflects the acquisition of the acquired facilities forementioned by the application of pro forma adjustments to the Company’s historical financial statements as if the acquisition had occurred on January 1, 2023, for the indicated periods:

	Year Ended December 31,
(in thousands)	2024	2023
Revenue	$675,045	$492,057
Income before income taxes	623,764	223,636
Earnings per common share:
Basic	$1.89	$1.14
Diluted	1.76	0.81

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

On January 12, 2024, the Company acquired two operational bitcoin mining sites for the purpose of improving efficiencies and the scale of the Company’s mining operations. In addition, the Company acquired two bitcoin mining sites within the Arkon Acquisition on November 5, 2024, that provide hosting services to a single customer. The Company provides hosting services to institutional-scale crypto mining companies at these sites. The Company will not be taking on any new hosting services customers at these locations and will transition to self-mining at these sites as existing customer agreements expire or are terminated early. Refer to Note 3 - Acquisitions, for further information.

The following table presents the Company’s revenues disaggregated for those arrangements in which the Company is the Operator and Participant:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Revenues from contracts with customers
Mining operator - transaction fees	$32,884	$32,598	$5,231
Mining participant	32,002	25,101	4,652
Hosting services (1)	31,638	—	—
Total revenues from contracts with customers	96,524	57,699	9,883
Mining operator - block rewards and other revenue	559,854	329,809	107,870
Total revenues	$656,378	$387,508	$117,753

(1) Includes revenue beginning January 12, 2024, the date of the GC Data Center Acquisition and November 5, 2024, the date of the Arkon Acquisition. The Company made a strategic decision to exit hosting services upon acquisition of the GC Data Center Acquisition. Intercompany transactions have been eliminated in consolidation. Refer to Note 3 - Acquisitions, for further information.

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

During 2024, the Company participated in FPPS mining pools. During 2023, the Company primarily participated in FPPS mining pools and, to a lesser extent, success-based mining pools. During 2022, the Company primarily participated in success-based mining pools and, to a lesser extent, PPS mining pools.

FPPS Mining Pools

The Company primarily participates in mining pools that use the FPPS payout method for the year ended December 31, 2024. The Company is entitled to compensation once it begins to perform hash calculations for the pool operator in accordance with the operator’s specifications over a 24-hour period beginning midnight UTC and ending 23:59:59 UTC on a daily basis. The non-cash consideration that the Company is entitled to for providing hash calculations to the pool operator under the FPPS payout method is made up of block rewards and transaction fees less pool operator expenses determined as follows:

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

Hosting Services

The Company operates three bitcoin mining sites, which were acquired during the year ended December 31, 2024, that provide hosting services to institutional-scale crypto mining companies. Hosting services include colocation and managed services. Colocation services include providing mining companies with sheltered data center space, electrical power, cooling, and internet connectivity. Managed services generally include providing customers with technical support and maintenance services, in addition to colocation services. The Company will not be taking on any new hosting services customers and will transition acquired sites to self-mining as existing customer agreements expire or are terminated early.

Colocation services revenue is recognized over time as the customer simultaneously receives and consumes the benefits of the Company’s performance. Managed services revenue is recognized at a point-in-time as the control transfers to the customer, satisfying the performance obligation. The transaction price for colocation services is variable based on the consumption of energy and the managed services price is a fixed rate per miner basis. The Company recognizes hosting services revenue to the extent that a significant reversal of such revenue will not occur. Hosting services customers are generally invoiced in advance of the month in which the Company satisfies its performance obligation, and deferred revenue is recorded for any upfront payments received in advance of the Company’s performance. The monthly transaction price is generally variable based on the amount of megawatt hours (“MWh”) consumed by the customers equipment and when other monthly contracted services are performed. At the end of each month, the customer is billed for the actual amount owed for services performed. The Company recognizes revenue for hosting services under the right-to-invoice practical expedient in ASC 606-10-55-18, which allows for the recognition of revenue over time as the Company’s right-to-invoice for final payment corresponds directly with the value of services transferred to the customer to-date.

Expenses associated with providing hosting services are recorded as cost of revenues and depreciation on hosting equipment is recorded as a separate component of cost of revenues.

NOTE 5 – DIGITAL ASSETS

Effective January 1, 2023, the Company early adopted ASU 2023-08, which requires entities to measure crypto assets at fair value with changes recognized in the Consolidated Statements of Operations each reporting period. The Company’s digital assets were within the scope of ASU 2023-08 and a cumulative-effect adjustment of $11.5 million as of the beginning of the fiscal year ended December 31, 2023 was recorded for the difference between the carrying amount of the Company’s digital assets and fair value.

The following table presents the Company’s significant digital asset holdings as of December 31, 2024 and 2023, respectively:

(in thousands, except for quantity)	Quantity	Cost Basis	Fair Value
Bitcoin	34,519	$2,415,963	$3,223,989
Bitcoin - receivable (1)	10,374	401,334	968,436
Total bitcoin holdings	44,893	2,817,297	4,192,425

Kaspa	34,817,098	5,624	4,327
Total digital assets held as of December 31, 2024		$2,822,921	$4,196,752

(in thousands, except for quantity)	Quantity	Cost Basis	Fair Value
Bitcoin	15,126	$515,315	$639,660
Total digital assets held as of December 31, 2023		$515,315	$639,660

(1) The Company’s bitcoin - receivable holdings include 7,377 bitcoin lent out in digital asset loan receivable transactions and 2,997 bitcoin pledged as collateral. Refer to Note 6 - Digital Assets - Receivable, Net and Note 17 - Debt, for further information.

The Company earned 51 and 48 bitcoin that were pending distribution from the Company’s equity method investee, the ADGM Entity (as defined below), which are excluded from the Company’s holdings as of December 31, 2024 and 2023, respectively.

The following table presents a roll-forward of the Company’s digital asset holdings during the years ended December 31, 2024 and 2023:

(in thousands)	Bitcoin Fair Value	KASPA Fair Value
Digital assets and digital assets, restricted at December 31, 2022	$190,717	$—
Cumulative effect of the adoption of ASU 2023-08	11,483	—
Additions of digital assets:
Mining	385,959	—
Disposition of digital assets	(264,945)	—
Realized gain on digital assets	28,738	—
Unrealized gain on digital assets	287,708	—
Digital assets at December 31, 2023	639,660	—
Additions of digital assets:
Mining	599,436	23,026
Purchases	1,943,882	2,978
Dividends from equity method investee	25,299	—
Disposition of digital assets	(133,165)	(19,125)
Realized gain (loss) on digital assets (1)	616,042	(1,255)
Unrealized gain on (loss) digital assets	200,324	(1,297)
Other	1,151	—
Transferred to Digital assets - receivable, net	(668,640)	—
Digital assets at December 31, 2024	$3,223,989	$4,327

(1) Realized gains (losses) result from digital asset dispositions and upon the lending or pledging of bitcoin as collateral.

The following tables summarizes the source of funds for the Company’s bitcoin purchases during the year ended December 31, 2024:

(in thousands, except for quantity)	Quantity	Approximate Value
Cash on hand	2,347	$160,356
Net proceeds from the issuance of the September 2031 Notes (1)	4,144	249,000
Net proceeds from the issuance of the March 2030 Notes (1)	9,074	872,353
Net proceeds from the issuance of the June 2031 Notes (1)	6,500	662,173
Total purchases	22,065	$1,943,882

(1) Defined below. Refer to Note 17 - Debt, for further information.

NOTE 6 – DIGITAL ASSETS - RECEIVABLE, NET

Lending Arrangements

During the year ended December 31, 2024, the Company entered into four separate master securities loan agreements with various counterparties that represent digital asset loan receivables to generate yield from our loaned bitcoin holdings for the Company’s stakeholders. A total of 7,377 bitcoin were loaned to the counterparties as of December 31, 2024.

Collateralized Digital Assets

During the year ended December 31, 2024, 2,997 bitcoin were collateralized in connection with the lines of credit of $200.0 million. Refer to Note 17 - Debt, for further information on the line of credit.

Digital assets - receivable, net consists of the following:

(in thousands)	December 31, 2024
Digital asset receivable - lending	$688,674
Digital asset receivable - collateralized	279,762
Total digital asset receivable	968,436
Less: Allowance for credit loss	(8,379)
Digital assets - receivable, net	$960,057

The digital asset receivables forementioned are initially recognized at fair value upon transfer and subsequently remeasured at fair value each reporting period. The changes in fair value are recognized as “Changes to digital assets - receivable, net” on the Consolidated Statements of Operations.

The allowance for credit losses reflects the Company’s current estimate of the potential credit losses associated with the digital asset loan receivable and bitcoin provided as collateral to secure the $200.0 million line of credit. The credit loss is recorded as a valuation account, directly offsetting the Digital asset receivables on the Consolidated Balance Sheets. Changes to the allowance for credit losses on loans, based on quarterly analysis’, are recorded as provision for credit losses within “Other non-operating income (loss)” on the Consolidated Statements of Operations.

The Company assesses the creditworthiness of our borrowers on a quarterly basis. For the purpose of determining the allowance for credit loss, financial assets with similar risk characteristics are pooled together. Our financial assets are aggregated by exposure term and assigned risk ratings. The Company considers credit ratings and several factors including the collateral and/or security of the Digital asset receivable, and are aligned with the ratings used by major credit ratings agencies.

Given the limited historical data related to digital asset receivables and incurred losses related to digital asset receivables, the Company chose to rely on external data to perform the calculation of expected credit losses. The Company utilized the profitability of default (“PD”) and loss given default (“LGD”) approach to estimate the allowance for credit loss. In order to apply the PD LGD approach, management considered the lifetime of the digital asset receivables, the reasonable and supportable forecast, and the PD LGD.

As of December 31, 2024, the Company recorded a corresponding allowance for credit loss of $8.4 million, based on the PD LGD approach. There were no digital asset receivables outstanding or allowance for credit losses recorded as of December 31, 2023,

NOTE 7 – ADVANCES TO VENDORS AND DEPOSITS

The Company contracts with bitcoin mining equipment manufacturers to procure equipment necessary for the operation of its bitcoin mining operations. These agreements typically require a certain percentage of the value of the total order to be paid in advance at specific intervals, usually within several days of execution of a contract and periodically thereafter with final payments due prior to each shipment date. The Company accounts for these payments as “Advances to vendors” on the Consolidated Balance Sheets.

As of December 31, 2024 and 2023, such advances totaled approximately $121.3 million and $95.6 million, respectively.

In addition, the Company contracts with various service providers for hosting of its equipment, operational support in data centers where the Company’s equipment is deployed and construction of data centers on leased sites. These contracts typically require advance payments to service providers in conjunction with the contractual obligations associated with these services. Additionally, when applicable, funds related to a surety bond are included. The Company classifies these payments as “Deposits” and “Long-term deposits” on the Consolidated Balance Sheets.

As of December 31, 2024 and 2023, such deposits totaled approximately $259.4 million and $67.0 million, respectively.

NOTE 8 – PROPERTY AND EQUIPMENT

The components of property and equipment as of December 31, 2024 and 2023 are:

(in thousands, except useful life)	Useful life (Years)	December 31, 2024	December 31, 2023
Land (1)	—	$3,510	$—
Land improvements	9	26,530	—
Building and improvements	25	86,877	—
Mining rigs	3	1,705,648	862,055
Containers	10 - 15	106,784	5,676
Equipment	4 - 15	124,900	—
Software and hardware	2	3,316	—
Asset retirement obligation	8	7,879	—
Construction in progress	—	71,396	—
Other	7	6,335	242
Total gross property, equipment		2,143,175	867,973
Less: Accumulated depreciation and amortization		(593,684)	(196,201)
Property and equipment, net		$1,549,491	$671,772

(1) Refer to Note 18 - Leases, for further information regarding the Company’s finance land lease.

The Company recorded an asset retirement obligation of $7.9 million for the Granbury data center land lease. The asset retirement obligation represents the estimated cost to return the site to its original state. The asset retirement obligation is being depreciated over the term of the lease which is approximately 8 years.

The Company’s accretion expense related to the asset retirement obligation for the year ended December 31, 2024 was $0.9 million, respectively.

The Company’s depreciation expense related to property and equipment for the year ended December 31, 2024 and 2023 was $403.7 million and $179.5 million, respectively.

NOTE 9 – INVESTMENTS

The components of investments as of December 31, 2024 and 2023 are:

(in thousands)	December 31, 2024	December 31, 2023
Equity method investments	$57,447	$69,292
Other investments	54,046	37,000
Total investments	$111,493	$106,292

Equity Method Investment

The ADGM Entity

On January 27, 2023, the Company and Zero Two (formerly known as FS Innovation, LLC) entered into a Shareholders’ Agreement to form an Abu Dhabi Global Markets company (the “ADGM Entity”) in which the Company has a 20% ownership interest, which is accounted for as an equity method investment. The ADGM Entity commenced mining operations in September 2023.

During the year ended December 31, 2024, the Company received a non-monetary dividend in the amount of $8.5 million associated with approximately 1,950 mining rigs distributed by Zero Two. The Company recorded the mining rigs to property and equipment at fair value and recognized a loss of $4.1 million that reduced the Company’s investment in the ADGM Entity for the year ended December 31, 2024.

The Company’s share of net losses was $1.5 million for the year ended December 31, 2024, including approximately $12.4 million of depreciation and amortization and $0.6 million for year ended December 31, 2023, including approximately $2.1 million of depreciation and amortization. As of December 31, 2024, the Company’s investment in the ADGM Entity was $57.4 million and is reflected in “Investments” on the Consolidated Balance Sheets.

Other Investments

Other investments consist of strategic investments made from time to time in equity securities and SAFE investments.

Investments in Equity Securities

Auradine

As of December 31, 2024, the total carrying amount of the Company’s investment in Auradine, Inc. (“Auradine”) preferred stock was $50.7 million.

On September 26, 2024, the Company purchased additional shares of Auradine preferred stock with a purchase price of $0.8 million.

On January 10, 2024, the Company purchased additional shares of Auradine preferred stock with a purchase price of $8.0 million. The preferred stock purchased on January 10, 2024 was similar to the Company’s other investments in Auradine preferred stock and, as a result, the Company recorded $5.2 million to “Gain on investments” on the Consolidated Statements of Operations to adjust the carrying amount of its investments to an observable price in accordance with the measurement alternative in ASC 321.

SAFE Investments

During the year ended December 31, 2024, the Company entered into two SAFE agreements, for a total carrying value of $1.4 million and wrote-down a previous SAFE investment of $1.0 million. As of December 31, 2023, the Company had one SAFE investment with a carrying value of $1.0 million, with no impairments or other adjustments.

NOTE 10 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The components of goodwill as of December 31, 2024 are:

(in thousands)	As of December 31, 2024
GC Data Center Acquisition	$30,852
Garden City Acquisition	14,510
Arkon Acquisition	37,389
Total goodwill	$82,751

The Company acquired goodwill from completed acquisitions throughout the year ended December 31, 2024. Refer to Note 3 – Acquisitions, for further information. There was no goodwill as of December 31, 2023.

The Company completed its annual goodwill impairment analysis as of December 31, 2024 and concluded that its fair value substantially exceeded its carrying value, therefore no goodwill impairment was recorded as of December 31, 2024

Intangible assets

The following table presents the Company’s intangible assets as of December 31, 2024:

	As of December 31, 2024
(in thousands)	Cost	Accumulated amortization	Net
Customer relationships	$23,000	$(22,041)	$959
Intellectual property	2,633	(878)	1,755
Total intangible assets	$25,633	$(22,919)	$2,714

In June 2024, the Company fully amortized the customer relationship intangible assets acquired in the GC Data Center Acquisition due to the Company’s strategic decision to exit hosting services business and termination of customer relationships during the period. In connection with the Arkon Acquisition in November 2024, the Company acquired an additional customer relationship intangible asset. Refer to Note 3 - Acquisitions, for further information.

There were no intangible assets as of December 31, 2023.

The following table presents the Company’s estimated future amortization of finite-lived intangible assets as of December 31, 2024:

Year	Amount (in thousands)
2025	$1,128
2026	1,128
2027	250
2028	208
Total	$2,714

NOTE 11 – FAIR VALUE MEASUREMENT

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

The carrying amounts reported on the Consolidated Balance Sheets for cash and cash equivalents, restricted cash, other receivables, deposits, prepaid expenses and other current assets, property and equipment, advances to vendors, accounts payable, accrued expenses, and legal reserve payable approximate their estimated fair market value based on the short-term maturity of these instruments. Additionally, the carrying amounts reported on the Consolidated Balance Sheets for the Company’s term loan, operating lease liabilities and other long-term liabilities approximate fair value as the related interest rates approximate rates currently available to the Company.

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

Recurring measurement of fair value

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy for each of those assets and liabilities as of December 31, 2024 and 2023, respectively:

(in thousands)	Total carrying value at December 31, 2024	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Money market funds	$292,927	$292,927	$—	$—
Digital assets	3,228,316	3,228,316	—	—
Digital assets - receivable, net (1)	960,057	—	960,057	—
Derivative instrument (2)	8,947	—	8,947	—
Liabilities:
Contingent consideration liability (3)	8,138	—	—	8,138

(in thousands)	Total carrying value at December 31, 2023	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Money market funds	$141,147	$141,147	$—	$—
U.S. Treasury Bills	60,541	60,541	—	—
Digital assets	639,660	639,660	—	—

(1) The fair value of digital assets - receivable, net was estimated using the market approach, utilizing observable market prices and other relevant market data, which are considered Level 2 inputs. Refer to Note 6 - Digital Assets - Receivable, Net, for further information.

(2) The fair value of the derivative instrument was estimated using a discounted cash flow approach that considers various assumptions including current market prices and electricity forward curves, which are considered Level 2 inputs. Increases (decreases) in market prices and electricity forward curves could result in significant increases (decreases) in the fair value of derivative instruments. Refer to Note 2 - Summary of Significant Accounting Policies - Derivatives, for further information.

(3) Represents the estimated amount of acquisition-related consideration expected to be paid in the future as of December 31, 2024 for the GC Center Equity Holdings, LLC acquired on January 12, 2024 and the Arkon Acquisition as of November 5, 2024. Increases (decreases) in the probability of achieving the milestones could result in significant increases (decreases) in the fair value of the contingent consideration. Refer to Note 3 - Acquisitions, for further information.

The Company includes the above money market funds and U.S. treasury bills in cash and cash equivalents on the Consolidated Balance Sheets. The Company’s U.S. treasury bills have original remaining maturities of three months or less when purchased.

Effective January 1, 2023, the Company early adopted ASU 2023-08, measuring digital assets at fair value on a recurring basis. There were no transfers among Levels 1, 2 or 3 during the years ended December 31, 2024.

Fair value of financial instruments not recognized at fair value

The following tables present information about the Company’s financial instruments that are not recognized at fair value on the Consolidated Balance Sheets as of December 31, 2024 and 2023, respectively, is as follows:

(in thousands)	Total carrying value at December 31, 2024	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Notes payable	$2,246,578	$1,974,398	$—	$—

	December 31, 2023
(in thousands)	Total carrying value at December 31, 2023	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Notes payable	$325,654	$269,725	$—	$—

There were no transfers among Levels 1, 2 or 3 during the years ended December 31, 2024. As of December 31, 2024 and 2023 there were no other assets and liabilities measured at fair value on a non-recurring basis.

NOTE 12 – INCOME TAXES

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

Income tax expense (benefit) attributable to income from continuing operations was $75.5 million, $16.4 million and $(24.2) million for the years ended December 31, 2024, 2023 and 2022, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 21% to pretax income from continuing operations as a result of the following:

(in thousands, except percentage data)	2024		2023		2022
Federal income tax expense (benefit) at the statutory rate	21.0%	$129,517	21.0%	$58,296	(21.0)%	$(150,785)
State income taxes, net of federal tax expense	1.8%	10,872	0.9%	2,559	(1.6)%	(11,495)
Executive compensation deduction limitation	3.4%	21,241	0.9%	2,587	1.0%	7,358
Excess tax benefit related to share-based compensation	(0.4)%	(2,696)	0.2%	470	—%	285
Nondeductible other expenses	0.2%	1,349	0.6%	1,798	—%	14
Change in valuation allowance	(12.6)%	(77,960)	(18.9)%	(52,502)	18.2%	130,462
Prior year true-ups	—%	—	1.2%	3,346	—%	127
Other, net	(1.1)%	(6,828)	—%	(128)	—%	(198)
Income tax expense (benefit) from continuing operations	12.3%	$75,495	5.9%	$16,426	(3.4)%	$(24,232)

The components of the provision for income taxes are as follows:

	For the Year Ended December 31,
(in thousands)	2024	2023	2022
Current income tax expense
Federal	$—	$—	$—
State	2,278	1,140	733
Total current income tax expense	2,278	1,140	733

Deferred tax expense (benefit)
Federal	142,087	66,129	(143,598)
State	9,090	1,659	(11,829)
Total deferred tax expense (benefit)	151,177	67,788	(155,427)

Change in valuation allowance	(77,960)	(52,502)	130,462

Net deferred tax expense after valuation allowance (benefit)	73,217	15,286	(24,965)

Income tax provision (benefit)	$75,495	$16,426	$(24,232)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2024 and 2023 are presented below:

(in thousands)	December 31, 2024	December 31, 2023
Deferred tax assets:
Tax credit carryforwards	$2,201	$517
Net operating loss carryforwards	120,224	144,081
Intangible assets	5,836	1,602
Property and equipment	10,463	—
Stock compensation	10,435	3,898
Disallowed interest	2,254	3,093
Bad debt reserve	9,830	9,957
Research and development costs	7,867	1,619
Accruals, reserves and other	3,589	286
Impairment loss	—	36,100
Capital losses	283	11,950
Gain on hedge instruments	4,243	3,798
Total gross deferred tax assets	177,225	216,901
Less valuation allowance	—	(77,960)
Net deferred tax assets	177,225	138,941

Deferred tax liabilities:
Gain on investment	(912)	—
Property and equipment, net	—	(117,094)
Digital assets	(264,816)	(37,133)
Total gross deferred liabilities	(265,728)	(154,227)
Net deferred tax liability	$(88,503)	$(15,286)

The valuation allowance for deferred tax assets as of December 31, 2023 was $78.0 million. There was a zero valuation allowance for deferred tax assets as of December 31, 2024, resulting in a decrease of the total valuation allowance of $78.0 million for the year ended December 31, 2024.

For the year ended December 31, 2024, the Company concluded, based upon all available evidence, it was more likely than not that it would have sufficient future taxable income to realize the Company’s federal and state deferred tax assets. As a result, the Company is releasing the valuation allowance against deferred tax assets that are supported by reversing deferred tax liabilities.

At December 31, 2024, the Company has federal and state net operating loss carryforwards of $612.8 million, which are available to offset future taxable income. In addition, the Company has interest carryforwards of $10.5 million.

The Company has the following attributes and credit carryforwards:

(in thousands)	Gross Amount	Expiring
Federal net operating loss carryforwards	$3,314	2034-2035
Federal net operating loss carryforwards	563,555	Indefinite
State net operating loss carryforwards	45,926	Various
Interest expense carryforwards	10,474	Indefinite
Federal tax credit carryforwards	2,160	2040-2044
State tax credit carryforwards	40	Indefinite

Section 382 and Section 383 of the Internal Revenue Code limit the utilization of U.S. tax attribute carryforwards following a change of control. Based on the Company’s analysis under Section 382, approximately $84.5 million of tax attributes are limited by Section 382/383 as of December 31, 2024. The Section 382/383 limitation in conjunction with the twenty-year carryforward limitation caused $33.7 million of attributes to be deemed worthless, which resulted in a write-off of the related deferred tax assets in 2021.

A reconciliation of the beginning and ending amount of total unrecognized tax benefits for the tax years ended December 31, 2024, 2023 and 2022 is as follows:

	For the Year Ended December 31,
(in thousands)	2024	2023	2022
Balance, beginning of year	$5,296	$5,252	$44.00
Increase (decrease) related to prior year tax positions	1	(31)	21
Increase related to current year tax positions	560	75	5,187
Balance, end of year	$5,857	$5,296	$5,252

The Company has established a reserve against its federal research and development tax credits generated in 2024 and previous years. The Company has also established a reserve related to its executive compensation deduction limitation in 2022.

As of December 31, 2024, the total amount of unrecognized tax benefits was $5.9 million, all of which was offset against deferred tax assets. If the unrecognized tax benefits were recognized as of December 31, 2024, there would be a $5.9 million favorable impact that would affect the effective rate on income from continuing operations. The Company did not accrue either interest or penalties for the years ended December 31, 2024 and 2023. The Company does not currently expect any of its remaining unrecognized tax benefits to be recognized in the next twelve months.

The Company files federal and state income tax returns. The 2020-2023 tax years generally remain subject to examination by the IRS and various state taxing authorities, although the Company is not currently under examination in any jurisdiction.

NOTE 13 – NET INCOME (LOSS) PER SHARE

Net income (loss) per share is calculated in accordance with ASC 260 - Earnings Per Share. Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. For the year ended December 31, 2024, 2023 and 2022, the Company recorded net income (loss) and as such, the Company calculated the impact of dilutive common stock equivalents in determining diluted earnings per share.

The following table presents the total potential securities that were not included in the computation of diluted income (loss) per share, as their inclusion would have been anti-dilutive:

	For the Year Ended December 31,
	2024	2023	2022
Warrants	324,375	324,375	324,375
Restricted stock units	—	—	1,255,648
The Convertible Notes (as defined below)	—	—	9,812,955
Series A Preferred Stock	—	322,654	—
Total dilutive shares	324,375	647,029	11,392,978

The following table sets forth the computation of basic and diluted income (loss) per share:

	For the Year Ended December 31,
(in thousands, except share and per share data)	2024	2023	2022
Basic earnings per share of common stock:
Net income (loss) per share of common stock - basic	$541,253	$259,052	$(694,022)
Weighted average shares of common stock - basic	289,961,989	183,855,570	113,467,837
Net income (loss) per share of common stock - basic	$1.87	$1.41	$(6.12)

Diluted earnings per share of common stock:
Net income (loss) per share of common stock - basic	$541,253	$259,052	$(694,022)
Add: Notes interest expense, net of tax	6,364	7,421	—
Less: Gain from extinguishment of debt, net of tax	(10,278)	(62,909)	—
Net income (loss) per share of common stock - diluted	$537,339	$203,564	$(694,022)
Weighted average shares of common stock - basic	289,961,989	183,855,570	113,467,837
Restricted stock units	4,492,213	330,928	—
Performance-based restricted stock units	849,739	—	—
The Convertible Notes	16,537,406	8,106,779	—
Weighted average shares of common stock - diluted	311,841,347	192,293,277	113,467,837
Net income (loss) per share of common stock - diluted	$1.72	$1.06	$(6.12)

NOTE 14 – STOCKHOLDERS' EQUITY

Common Stock

On July 27, 2023, the Company’s shareholders approved an amendment to the Company’s articles of incorporation that increased the amount of common stock authorized for issuance to 500,000,000 with a par value of $0.0001 per share.

Shelf Registration Statements on Form S-3 and At-the-Market Offering Agreements

In February 2024, the Company commenced a new at-the-market (“ATM”) offering program with H.C. Wainwright & Co., LLC (“Wainwright”) acting as sales agent (the “2024 ATM”) pursuant to an ATM agreement, under which the Company may offer and sell shares of its common stock from time to time through Wainwright having an aggregate offering price of up to $1.5 billion. During the year ended December 31, 2024, the Company sold 68,747,807 shares of common stock for an aggregate purchase price of $1.4 billion, net of offering expenses of $34.9 million for the year ended December 31, 2024, respectively, pursuant to the 2024 ATM. As a result, the Company had $102.7 million aggregate offering price remaining under the 2024 ATM at December 31, 2024.

NOTE 15 – STOCK-BASED COMPENSATION

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

In June 2024, the Company’s shareholders approved an amendment to the 2018 Plan that increased the number of shares authorized for issuance thereunder by 15,000,000 shares. As of December 31, 2024, the Company had an aggregate of 15,680,345 shares of common stock reserved for future issuance under the 2018 Plan.

A summary of the Company’s stock-based compensation, by category, is as follows:

	For the Year Ended December 31,
(in thousands)	2024	2023	2022
Performance-based stock awards	$47,301	$—	$—
Service-based stock awards	110,341	32,644	24,595
Total stock-based compensation	$157,642	$32,644	$24,595

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

A summary of the Company’s service-based RSU activity for the year ended December 31, 2024, is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2023	5,765,529	$9.40
Granted	7,793,855	18.29
Forfeited	(728,632)	14.46
Vested	(4,841,985)	12.99
Nonvested at December 31, 2024	7,988,767	$15.44

As of December 31, 2024, there was approximately $64.7 million of aggregate unrecognized stock-based compensation related to unvested service-based RSUs that is expected to be recognized over the next 2.8 years.

Performance-based Restricted Stock Units

The Company granted performance-based restricted stock units (“PSUs”) on May 1, 2024, and subsequently to new hires and for promotions. These awards generally vest over a four-year period from the date of grant. Awards are issued in the form of RSUs and are granted pursuant to the 2018 Plan. The number of PSUs that are subject to vest is directly correlated with the Company’s achievements of a pre-determined metric relating to total stockholder return (“TSR”) for the period from January 1, 2024 through December 31, 2024 (the “Performance Period”).

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

During the fourth quarter of 2024, the Company revised the peer group for its PSUs to ensure a relevant benchmark for performance evaluation and modified the vesting date of the first tranche to December 31, 2024. This modification resulted in the recognition of $26.1 million of incremental expense in the quarter ended December 31, 2024. The remaining $78.2 million of incremental expense will be recognized over the requisite service period.

A summary of the Company’s PSU activity for the year ended December 31, 2024, is as follows:

	Number of PSUs	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2023	—	$—
Granted	3,016,773	49.05
Forfeited	(2,696)	14.12
Vested	(753,465)	49.05
Nonvested at December 31, 2024 (1)	2,260,612	$49.05

(1) The actual performance resulted in a payout of 200% of the target level.

As of December 31, 2024, there was approximately $100.5 million of aggregate unrecognized stock-based compensation related to unvested PSUs that is expected to be recognized over the next 3.1 years.

Common Stock Warrants

As of December 31, 2024, the Company’s issued and outstanding common stock warrants had no change from December 31, 2023. The Company continues to have 324,375 outstanding warrants, at a weighted average exercise price of $25.00, that are expected to expire in approximately 1.0 years.

NOTE 16 – ACCRUED EXPENSES

As of December 31, 2024 and 2023, the Company’s accrued expenses consisted of the following:

(in thousands)	December 31, 2024	December 31, 2023
Interest	$2,500	$276
Non-income taxes	10,237	6,926
Compensation and related expenses	13,578	6,073
Termination and legal fees	11,975	1,156
Utility expenses	17,931	4,113
Professional fees	15,186	—
Other	5,480	3,747
Total accrued expenses	$76,887	$22,291

NOTE 17 – DEBT

The net carrying value of the Company’s outstanding debt as of December 31, 2024 and December 31, 2023, consisted of the following:

(in thousands)	December 31, 2024	December 31, 2023
December 2026 Notes	$67,492	$330,707
September 2031 Notes	300,000	—
March 2030 Notes	1,000,000	—
June 2031 Notes	925,000	—
Line of credit	200,000	—
Total debt	2,492,492	330,707
Less: unamortized original issue discount and debt issuance costs	(45,914)	(5,053)
Total long-term portion	$2,446,578	$325,654

Convertible Senior Notes

The Company issued the following convertible notes (collectively, the “Convertible Notes”) in private offerings:

•$925.0 million aggregate principal amount of 0.0% Convertible Senior Notes due 2031 (the “June 2031 Notes”)

•$1.0 billion aggregate principal amount of 0.0% Convertible Senior Notes due 2030 (the “March 2030 Notes”)

•$300.0 million aggregate principal amount of 2.125% Convertible Senior Notes due 2031 (the “September 2031 Notes”)

•$747.5 million aggregate principal amount of 1.0% Convertible Senior Notes due 2026 (the “December 2026 Notes”)

The following table summarizes the key terms of each of the Convertible Notes:

	December 2026	September 2031	March 2030	June 2031
Issuance Date	November 2021	August 2024	November 2024	December 2024
Maturity Date	December 1, 2026	September 1, 2031	March 1, 2030	June 1, 2031
Remaining Principal (in thousands)	$67,492	$300,000	$1,000,000	$925,000
Stated Interest Rate	1.0%	2.125%	—%	—%
Interest Payment Dates	June 1 & December 1	March 1 & September 1	March 1 & September 1	June 1 & December 1
Net Proceeds (1) (in thousands)	$728,082	$291,595	$979,176	$907,908
Effective Interest Rate	1.0%	2.6%	0.4%	0.3%
Initial Conversion Rate	13.1277	52.9451	38.5902	28.9159
Initial Conversion Price	$76.17	$18.89	$25.91	$34.58
Share Principal Price	$1,000	$1,000	$1,000	$1,000

(1) Net proceeds are net of customary offering expenses associated with the issuance of each of the Convertible Notes (the “issuance costs”) at the time of issuance. The Company accounts for these issuance costs as a reduction to the principal amount and amortizes the issuance costs to interest expense from the respective debt issuance date through the Maturity Date, on the Consolidated Statements of Operations.

Issuance of the June 2031 Notes

On December 4, 2024, the Company issued $850.0 million principal of 0.0% Convertible Senior Notes due 2031. In addition, on December 10, 2024, the initial purchasers of the June 2031 Notes purchased an additional $75.0 million principal of June 2031 Notes for an aggregate principal amount of $925.0 million. The June 2031 Notes were issued pursuant to, and governed by, an indenture (the “Indenture”) with respect to the June 2031 Notes between the Company and the U.S. Bank Trust Company, National Association, as trustee (the “Trustee”).

The June 2031 Notes are senior unsecured obligations of the Company and do not bear regular interest. The June 2031 Notes will mature on June 1, 2031, unless earlier converted, redeemed or repurchased in accordance with their terms. The June 2031 Notes are convertible into shares of the Company’s common stock at an initial conversion rate of 28.9159 shares per one thousand dollar principal amount of June 2031 Notes, which represents an initial conversion rate price of approximately $34.58 per share of common stock. The conversion rate is subject to customary anti-dilution adjustments. In addition, following certain events that occur prior to the maturity date or if the Company delivers a notice of redemption, the Company will increase the conversion rate for a holder who elects to convert its June 2031 Notes in connection with such corporate event or notice of redemption, as the case may be, in certain circumstances as provided by the Indenture.

Prior to March 1, 2031, the June 2031 Notes are convertible only upon the occurrence of certain events. On or after March 1, 2031 until the close of business on the second scheduled trading day immediately preceding the maturity date of the June 2031 Notes, holders may convert the June 2031 Notes at any time. Upon conversion of the June 2031 Notes, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election.

Prior to June 5, 2029, the Company may not redeem the June 2031 Notes. The Company may redeem for cash all or any portion of the June 2031 Notes, at its option, on or after June 5, 2029, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days, whether or not consecutive, including the trading day immediately preceding the date on which the Company provides a notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. The redemption price will be equal to 100% of the principal amount of the June 2031 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

Holders have the right to require the Company to repurchase for cash all or any portion of their June 2031 Notes on June 4, 2027 and on June 4, 2029 at a repurchase price equal to 100% of the principal amount of the June 2031 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding the repurchase date. In addition, if the Company undergoes a “fundamental change,” as defined in the Indenture, prior to maturity, subject to certain conditions, holders may require the Company to repurchase for cash all or any portion of their June 2031 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the June 2031 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the Trustee or the holders of at least 25% in principal amount of the outstanding June 2031 Notes may declare 100% of the principal of, and accrued and unpaid special interest, if any, on, all the June 2031 Notes to be due and payable.

Issuance of the March 2030 Notes

On November 20, 2024, the Company issued $850.0 million principal of 0.0% Convertible Senior Notes due 2030. In addition, on November 20, 2024, the initial purchasers of the March 2030 Notes purchased an additional $150.0 million principal of March 2030 Notes for an aggregate principal amount of $1.0 billion. The March 2030 Notes were issued pursuant to, and governed by, an indenture (the “Indenture”) with respect to the March 2030 Notes between the Company and the U.S. Bank Trust Company, Nation Association, as trustee (the “Trustee”).

The March 2030 Notes are senior unsecured obligations of the Company and do not bear regular interest. The March 2030 Notes will mature on March 1, 2030, unless earlier repurchased, redeemed or converted in accordance with their terms. The March 2030 Notes are convertible into shares of the Company’s common stock at an initial conversion rate of 38.5902 shares per one thousand dollar principal amount of March 2030 Notes, which represents an initial conversion price of approximately $25.91 per share of common stock. The conversion rate is subject to customary anti-dilution adjustments. In addition, following certain events that occur prior to the maturity date or if the Company delivers a notice of redemption, the Company will increase the conversion rate for a holder who elects to convert its March 2030 Notes in connection with such corporate event or notice of redemption, as the case may be, in certain circumstances as provided by the Indenture.

Prior to December 1, 2029, the March 2030 Notes are convertible only upon the occurrence of certain events. On or after December 1, 2029 until the close of business on the second scheduled trading day immediately preceding the maturity date of the March 2030 Notes, holders may convert the March 2030 Notes at any time. Upon conversion of the March 2030 Notes, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election.

Prior to March 5, 2028, the Company may not redeem the March 2030 Notes. The Company may redeem for cash all or any portion of the March 2030 Notes, at its option, on or after March 5, 2028, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days, whether or not consecutive, including the trading day immediately preceding the date on which the Company provides a notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. The redemption price will be equal to 100% of the principal amount of the March 2030 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

Holders have the right to require the Company to repurchase for cash all or any portion of their March 2030 Notes on December 1, 2027 at a repurchase price equal to 100% of the principal amount of the March 2030 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding the repurchase date. In addition, if the Company undergoes a “fundamental change,” as defined in the Indenture, prior to maturity, subject to certain conditions, holders may require the Company to repurchase for cash all or any portion of their March 2030 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the March 2030 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the Trustee or the holders of at least 25% in principal amount of the outstanding March 2030 Notes may declare 100% of the principal of, and accrued and unpaid special interest, if any, on, all the March 2030 Notes to be due and payable.

Issuance of the September 2031 Notes

On August 14, 2024, the Company issued $250.0 million principal of 2.125% Convertible Senior Notes due 2031. In addition, on August 14, 2024, the initial purchasers of the September 2031 Notes purchased an additional $50.0 million principal of September 2031 Notes for an aggregate principal amount of $300.0 million. The September 2031 Notes were issued pursuant to, and are governed by, an indenture (the “Indenture”) with respect to the September 2031 Notes between the Company and the U.S. Bank Trust Company, National Association, as trustee (the “Trustee”).

The September 2031 Notes are senior unsecured obligations of the Company and bear interest at a rate of 2.125% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2025. The September 2031 Notes will mature on September 1, 2031, unless earlier repurchased, redeemed or converted in accordance with their terms. The September 2031 Notes are convertible into shares of the Company’s common stock at an initial conversion rate of 52.9451 shares per one thousand dollar principal amount of September 2031 Notes, which represents an initial conversion price of approximately $18.89 per share of common stock. The conversion rate is subject to customary anti-dilution adjustments. In addition, following certain events that occur prior to the maturity date or if the Company delivers a notice of redemption, the Company will increase the conversion rate for a holder who elects to convert its September 2031 Notes in connection with such corporate event or notice of redemption, as the case may be, in certain circumstances as provided by the Indenture.

Prior to March 1, 2031, the September 2031 Notes are convertible only upon the occurrence of certain events. On or after March 1, 2031 until the close of business on the second scheduled trading day immediately preceding the maturity date of the September 2031 Notes, holders may convert the September 2031 Notes at any time. Upon conversion of the September 2031 Notes, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election.

Prior to September 6, 2028, the Company may not redeem the September 2031 Notes. The Company may redeem for cash all or any portion of the September 2031 Notes, at its option, on or after September 6, 2028, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days, whether or not consecutive, including the trading day immediately preceding the date on which the Company provides a notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. The redemption price will be equal to 100% of the principal amount of the September 2031 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

Holders have the right to require the Company to repurchase for cash all or any portion of their September 2031 Notes on March 1, 2029 at a repurchase price equal to 100% of the principal amount of the September 2031 Notes to be repurchased, plus accrued and unpaid interest to, but excluding the repurchase date. In addition, if the Company undergoes a “fundamental change,” as defined in the Indenture, prior to the maturity, subject to certain conditions, holders may require the Company to repurchase for cash all or any portion of their September 2031 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the September 2031 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the Trustee or the holders of at least 25% in principal amount of the outstanding September 2031 Notes may declare 100% of the principal of, and accrued and unpaid special interest, if any, on, all the September 2031 Notes to be due and payable.

December 2026 Notes Partial Extinguishment of Debt

On December 4, 2024, in connection with the issuance of the June 2031 Notes, the Company entered into a privately negotiated exchange agreement with certain holders of its December 2026 Notes to repurchase approximately $51.2 million principal amount of a portion of the December 2026 Notes. Due to the additional of a substantive conversion feature, the Company determined that the exchange was an extinguishment of debt. The Company measured a $2.4 million gain on extinguishment of debt based on the carrying value of the December 2026 Notes, cash paid and related transactions costs on the Consolidated Statements of Operations.

On November 20, 2024, in connection with the issuance of the March 2030 Notes, the Company entered into a privately negotiated exchange agreement with certain holders of its December 2026 Notes to repurchase approximately $212.0 million principal amount of a portion of the December 2026 Notes. Due to the addition of a substantive conversion feature, the Company determined that the exchange was an extinguishment of debt. The Company measured a $10.8 million gain on extinguishment of debt based on the carrying value of the December 2026 Notes, cash paid and related transaction costs on the Consolidated Statements of Operations.

In September 2023, the Company entered into privately negotiated exchange agreements with certain holders of its December 2026 Notes. In total, the Company exchanged $416.8 million principal amount of December 2026 Notes for an aggregate 31,722,417 shares of Company common stock. Due to the addition of a substantive conversion feature, the Company determined that the exchange was an extinguishment of debt. The Company measured an $82.6 million gain on extinguishment of debt based on the carrying value of the December 2026 Notes, the fair value of the Company’s common stock issued in the exchange and related transaction costs on the Consolidated Statements of Operations.

The Company is permitted and may seek to repurchase additional notes prior to the maturity date, whether through privately negotiated purchases, open market purchases, or otherwise.

Line of Credit

In October of 2024, the Company secured line of credits (collectively, the “Line of credit”), with two counterparties for a total of $200.0 million, collateralized by 4,499 bitcoin. The Line of credit, as amended in February 2025, bears interest rates ranging from 10.5% to 11.5% per annum and have maturity dates beginning in 2026. The Line of credit automatically renews annually unless otherwise terminated by the Company. As of December 31, 2024, it is the Company’s intent to maintain the amounts outstanding during the next year.

The Company drew $200.0 million from the Line of credit in October 2024 and concurrently transferred bitcoin to the counterparties as collateral at a fair value of $284.8 million. As of December 31, 2024, the outstanding balance on the Line of credit was $200.0 million, and 2,997 bitcoin remained collateralized.

The following table summarizes the Company’s repayments due on the Convertible Notes and the Line of credit:

(in thousands)
Year	Remaining Payments
2025	$—
2026	267,492
2027	—
2028	—
2029	—
Thereafter	2,225,000
Total	$2,492,492

NOTE 18 – LEASES

As of December 31, 2024 the Company had operating and finance leases primarily for office space, mining facilities and land in the United States.

The Company had an arrangement with Applied Digital Corporation for the use of energized cryptocurrency mining facilities under which the Company pays for electricity per megawatt based on usage. The Company has determined that it has embedded operating leases at two of the facilities governed by this arrangement that commenced in January and March 2023, and has elected not to separate lease and non-lease components. Payment for these two operating leases are entirely variable and are based on usage of electricity, and expensed as incurred.

The Company has amortized the ROU assets totaling $0.8 million and $0.3 million for the year ended December 31, 2024 and 2023, respectively.

The following table presents the assets and liabilities related to the Company’s operating and finance leases as of December 31, 2024 and 2023:

(in thousands)		December 31, 2024	December 31, 2023
Assets	Balance Sheet Classification
Operating lease ROU assets	Operating lease right-of-use assets	$16,874	$443
Finance lease ROU assets	Property and equipment, net	2,877	—
Total ROU assets		$19,751	$443

Liabilities
Current portion:
Operating lease liabilities	Operating lease liabilities, current portion	$239	$124
Finance lease liability	Finance lease liability, current portion	168	—
Long-term portion:
Operating lease liabilities	Operating lease liabilities, net of current portion	22,977	354
Finance lease liability	Finance lease liability, net of current portion	3,709	—
Total lease liabilities		$27,093	$478

Lease costs are recorded on a straight-line basis within operating expenses. The Company’s total lease expenses are comprised of the following:

	For the Year Ended December 31,
(in thousands)	2024	2023	2022
Lease costs:
Operating lease cost	$838	$315	$327
Finance lease cost:
Amortization of ROU asset (1)	22	—	—
Short-term lease rent expense	59	36	29
Variable lease cost	107,420	80,108	—
Total rent expense	$108,339	$80,459	$356

(1) Amortization of finance lease ROU asset is included in “Cost of revenues - depreciation and amortization” on the Consolidated Statements of Operations.

Additional information regarding the Company’s leasing activities is as follows:

	For the Year Ended December 31,
	2024	2023	2022
Operating cash flows from operating leases	$629	$(32)	$67
Financing cash flows from finance lease	$163	$—	$—

Weighted-average remaining lease term (in years):
Operating leases	9.1	3.2	3.9
Finance lease	96.3	—	—
Weighted-average discount rate:
Operating leases	7.0%	5.0%	5.0%
Finance lease	7.2%	—%	—%

The following table presents the Company’s future minimum lease payments as of December 31, 2024:

(in thousands)
Year	Operating Leases	Finance Lease
2025	$1,855	$168
2026	2,478	173
2027	4,233	178
2028	4,180	183
2029	3,993	189
Thereafter	17,433	88,907
Total	34,172	89,798
Less: Imputed interest	(10,956)	(85,921)
Present value of lease liability	$23,216	$3,877

NOTE 19 - LEGAL PROCEEDINGS

The Company, and its subsidiaries, from time to time may be subject to various claims, lawsuits and legal proceedings that arise from the ordinary course of business.

In accordance with ASC 450 - Contingencies, if a loss contingency associated with the following legal matters are probable to be incurred and the amount of loss can be reasonably estimated, an accrual is recorded on the Consolidated Balance Sheets. As of December 31, 2024, the Company has determined that the liabilities associated with certain litigation matters are not expected to have a material impact on the Company’s Financial Statements. The Company will continue to monitor each related legal issue and adjust accruals as new information and developments occur.

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

Moreno v. Marathon

On March 30, 2023, a putative class action complaint was filed in the United States District Court for the District of Nevada, against the Company and present and former senior management, alleging claims under Section 10(b) and 20(a) of the Exchange Act arising out of the Company’s announcement of accounting restatements on February 28, 2023. On March 29, 2024, the court appointed lead plaintiffs and counsel. On June 4, 2024, lead plaintiffs filed an amended class action complaint, styled as Langer et al. v. Marathon et al. The allegations in the amended class action complaint are substantially similar to those in the March 30, 2023 putative class action complaint. On August 5, 2024, the defendants moved to dismiss the amended class action complaint. On December 6, 2024, the motion to dismiss the amended class action complaint was fully briefed. On March 3, 2025, the United States District Court for the District of Nevada will hear the Company’s motion to dismiss the second amended class action complaint.

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

On October 16, 2023, the parties to the derivative actions pending in the Circuit Court of the 17th Judicial Circuit for Broward County, Florida filed an agreed order to stay both actions pending completion of the Nevada Derivative Action. On July 25, 2024, the Florida Derivative Actions were administratively closed. On November 7, 2024, the motion to dismiss the amended complaint was fully briefed. On February 20, 2025, the United States District Court for the District of Nevada heard the Company’s motion to dismiss the amended complaint and, while granting the Company motion to dismiss, the court also granted the plaintiff thirty days to amend its complaint to avoid a permanent dismissal.

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

Ho v. Marathon

On January 14, 2021, plaintiff Michael Ho (“Ho”) filed a civil complaint (the “Complaint”) in which he alleged, among other things, that the Company breached the terms of a non-disclosure agreement, profited from commercially sensitive information he shared with the Company, and refused to compensate him for his role in securing the Company’s acquisition of an energy supplier. The Complaint initially alleged six causes of action: (1) breach of written contract, (2) breach of implied contract, (3) quasi-contract, (4) services rendered, (5) intentional interference with prospective economic relations, and (6) negligent interference with prospective economic relations. On February 22, 2021, the Company responded to the Complaint with a general denial of the claims and asserted certain affirmative defenses. On February 25, 2021, the Company removed the action to the United States District Court in the Central District of California (the “Court”). The Company subsequently filed a motion for summary judgment with respect to each of the causes of action. As a result of the Court’s summary judgment ruling and Ho’s voluntary dismissal of certain claims, the only remaining cause of action at the time of verdict was breach of written contract.

On July 8, 2024, the Court commenced a jury trial with respect to the sole remaining claim. On July 18, 2024, the jury determined that the Company had breached the non-disclosure agreement and returned a verdict in the amount of $138.8 million. On September 18, 2024, the Court entered a judgment of the same amount, plus post-judgment interest. The Company has not paid any portion of the award. On October 16, 2024, the Company filed a renewed motion for judgment as a matter of law (or in the alternative for a new trial and remittitur), which seeks to overturn, or at a minimum significantly reduce, the damage award. Also on October 16, 2024, the Company filed a motion to correct the post-judgment interest rate set forth in the judgment, and Ho filed a motion requesting an award of pre-judgment interest. In the fourth quarter of 2024, the Company acquired a surety bond for the amount owing. The

Company intends to defend its positions vigorously and assert its various legal arguments to challenge both the verdict and the amount of the award. The Court has scheduled a hearing on March 28, 2025 related to the aforementioned motions filed by the Company and Ho.

NOTE 20 - RELATED PARTY TRANSACTIONS

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

During September 2023, the Company entered into an agreement with Auradine to secure certain rights to future purchases by the Company from Auradine for which the Company paid $15.0 million. During the third quarter of 2024, the Company purchased additional shares of Auradine preferred stock with a purchase price of $0.8 million, bringing the Company’s total investment holdings in Auradine to $50.7 million based upon previous purchases of additional preferred stock and a SAFE instrument. In addition, during the year ended December 31, 2024, the Company made advances of $84.5 million for future purchases. As of December 31, 2024 total advances to Auradine, net of property and equipment placed into service, was $40.7 million. The Company holds one seat on Auradine’s Board of Directors.

NOTE 21 – SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION

The following table provides supplemental disclosure of Consolidated Statements of Cash Flows information:

	Year Ended December 31,
	2024	2023	2022
Cash and cash equivalents	$391,771	$357,313	$103,705
Restricted cash	12,000	—	8,800
Total cash, cash equivalents and restricted cash	$403,771	$357,313	$112,505

Supplemental information:
Cash paid during the year for:
Cash paid for income taxes	$1,148	$723	$7
Cash paid for interest	678	7,392	11,432

Supplemental schedule of non-cash investing and financing activities:
Series A Preferred Stock accretion to redemption value	$—	$2,121	$—
Operating lease assets obtained in exchange for new operating lease liabilities	—	—	1,539
Collection of loan denominated in Bitcoin	—	—	27,784
Digital assets transferred to digital assets - receivable, net	668,640	—	137,844
Reclassifications from advances to vendor to property and equipment upon receipt of equipment	784,155	551,418	337,485
Reclassifications from advances to vendor to other assets	4,016	—	—
Common stock issued for service and license agreements	—	—	4,577
Exchange of convertible notes for common stock	—	318,771	—
Dividends received from equity method investment	29,715	2,161	—

NOTE 22 – SUBSEQUENT EVENTS

On January 8, 2025, the Company designated 13 million shares of its undesignated preferred stock as Series X Preferred Stock, par value $0.0001 per share (the “Series X Preferred Stock”), and issued all 13 million shares of the Series X Preferred Stock to the Company’s lead independent director, in a private placement, for an aggregate purchase price of $1,300, and cancelled on February 21, 2025.

On February 19, 2025, the Company held a special meeting of stockholders that approved an amendment to our Restated Article of Incorporation to increase the number of shares of common stock authorized from 500,000,000 shares to 800,000,000 shares.

On February 14, 2025, the Company completed an acquisition with Great Plains Wind Park Holdings, LLC, pursuant to which the Company acquired a wind farm located in Hansford County, Texas with 114 megawatts of nameplate wind capacity for a $50.0 million cash consideration, subject to customary working capital adjustments.

Subsequent to December 31, 2024, the Company issued an aggregate 5,428,548 shares of common stock under the 2024 ATM, concluding the offering.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, our management concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

In our prior 10-K for the fiscal year ended as of December 31, 2023, we identified a material weakness in our internal control over financial reporting related to the ineffective design or implementation of IT general controls or an alternative key manual control to prevent or detect material misstatements in revenue.

During the current fiscal year, we completed the implementation and testing of the remediation measures designed to address this material weakness. These measures included (a) utilizing third-party software tools to calculate revenue earned and performing reasonableness tests on the input data used by such software tools, (b) performing a revenue analytic control that compares the theoretical BTC earned to the actual BTC earned for reasonableness, and (c) ensuring that our vendors used in the controls above are publishing reliable and appropriate System and Organization Controls (“SOC”) reports so that the information being used in the performance of related controls above are reliable and accurate.

We have performed testing to evaluate the operating effectiveness of these remediation measures. Based on the results of our testing, we have concluded that the material weakness related to the ineffective design or implementation of IT general controls or an alternative key manual control to prevent or detect material misstatements in revenue has been remediated as of December 31, 2024.

Our management excluded from its assessment of effectiveness of our internal control over financial reporting the internal controls of our recently acquired significant subsidiaries, Arkon Energy Hannibal LLC, Crown56 LLC, GC Data Center Equity Holdings, LLC, GC Data Center Granbury LLC, GC Data Center Holdings LLC, GC Data Center Kearney LLC and MARA Garden City LLC. We have included the financial results of these subsidiaries in the consolidated financial statements from the date of acquisition. Total assets and total revenues related to these entities that were excluded from our assessment of internal control over financial reporting collectively represented approximately 6.2% and 4.8% of our consolidated total assets and total revenue as of and for the year ended December 31, 2024, respectively. Our management will include the internal controls of these entities in its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025.

As of December 31, 2024, we believe that our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of our financial reporting.

As part of our ongoing program to implement changes and further improve our internal controls and in conjunction with is Code of Ethics, our independent directors have been working with management to include protocols and measures aimed at ensuring quality of our internal controls. Among those measures is the implementation of a whistle blower hotline, which allows third parties to anonymously report noncompliant activity. The hotline may be accessed as follows:

To file a report, use the Client Code “MarathonPG” and pick one of the following options:

•Call: 1-877-647-3335

•Click: http://www.RedFlagReporting.com

Changes in Internal Controls over Financial Reporting

Other than the changes in connection with our implementation of the material weakness remediation plan discussed above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) or 15d‑15(f) of the Exchange Act) that occurred during the fourth quarter of December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders and Board of Directors of MARA Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited MARA Holdings, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2024 and 2023 and the related consolidated statements of operations, equity, and cash flows and the related notes for each of the three years in the period ended December 31, 2024 of the Company, and our report dated March 3, 2025 expressed an unqualified opinion on those financial statements.

Explanatory Paragraph – Excluded Subsidiaries

As described in “Management Annual Report on Internal Control over Financial Reporting”, management has excluded its wholly-owned subsidiaries, Arkon Energy Hannibal LLC, Crown56 LLC, GC Data Center Equity Holdings, LLC, GC Data Center Granbury LLC, GC Data Center Holdings LLC, GC Data Center Kearney LLC and MARA Garden City LLC, from its assessment of internal control over financial reporting as of December 31, 2024 because these entities were acquired by the Company in purchase business combinations during 2024. We have also excluded Arkon Energy Hannibal LLC, Crown56 LLC, GC Data Center Equity Holdings, LLC, GC Data Center Granbury LLC, GC Data Center Holdings LLC, GC Data Center Kearney LLC and MARA Garden City LLC from our audit of internal control over financial reporting. These subsidiaries’ combined total assets and total revenues represent approximately 6.2% and 4.8%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31,2024.

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

/s/ Marcum LLP

Marcum LLP
Costa Mesa, CA
March 3, 2025

ITEM 9B. OTHER INFORMATION

Director and Officer Trading Plans and Arrangements

On November 21, 2024, Salman Khan, Chief Financial Officer, entered into a 10b5-1 Plan. Mr. Khan’s 10b5-1 Plan provides for the potential sale of up to 66,800 shares of the Company’s common stock between the first potential sale date on March 3, 2025 and the expiration of the 10b5-1 Plan on May 30, 2025. Mr. Khan’s previous 10b5-1 Plan expired on December 31, 2024.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be disclosed in our Definitive Proxy Statement on Schedule 14A for our 2025 annual meeting of stockholders (the “2024 Proxy Statement”) and is incorporated herein by reference. Our 2025 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024 pursuant to Regulation 14A under the Exchange Act.

Code of Ethics

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

Insider Trading Policy

We maintain, and periodically review, an insider trading policy that governs the purchase, sale and/or disposition of our securities by our directors, officers, employees and contractors who may have access to and/or possession of material non-public information. We have implemented processes that we believe are reasonably designed to promote compliance by us and by the covered persons with insider trading laws, rules and regulations and applicable listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be disclosed in our 2025 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be disclosed in our 2025 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be disclosed in our 2025 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be disclosed in our 2025 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Annual Report.

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Provided Herewith
3.1	Restated Articles of Incorporation of the Company				X
3.2	Amended and Restated Bylaws of the Company				X
4.1	Description of Capital Stock				X
4.2	Indenture, dated as of November 18, 2021, between the Company and U.S. Bank National Association, as trustee, relating to the 1.00% convertible senior notes	Form 8-K	11/18/2021	4.1
4.3	Indenture, dated as of August 14, 2024, between the Company and U.S. Bank Trust Company, National Association, as trustee, relating to the 2.125% convertible senior notes	Form 8-K	8/14/2024	4.1
4.4	Indenture, dated as of November 20, 2024, between the Company and U.S. Bank Trust Company, National Association, as trustee, relating to the 0.00% convertible senior notes	Form 8-K	11/21/2024	4.1
4.5	Indenture, dated as of December 4, 2024, between the Company and U.S. Bank Trust Company, National Association, as trustee, relating to the 0.00% convertible senior notes.	Form 8-K	12/4/2024	4.1
4.6	Form of Common Stock Purchase Warrant	Form S-1	6/29/2020	4.5
10.1#	Amended and Restated 2018 Equity Incentive Plan	Form 10-K	2/28/2024	10.1
10.2#	First Amendment to Amended and Restated 2018 Equity Incentive Plan	Form 8-K	6/28/2024	10.1
10.3#	Form of Restricted Stock Unit Agreement	Form 10-K	2/28/2024	10.2
10.4#	Executive Employment Agreement, dated April 26, 2021, by and between the Company and Fred Thiel	Form 10-K	2/28/2024	10.5
10.5#	Executive Employment Agreement, dated May 31, 2023, by and between the Company and Salman Khan	Form 10-K	2/28/2024	10.8
10.6#	Executive Employment Agreement, dated September 19, 2023, by and between the Company and Zabi Nowaid				X
10.7	At-the-Market Offering Agreement, dated October 24, 2023, by and between the Company. and H.C. Wainwright & Co., LLC	Form S-3	10/24/2023	4.12
10.8	NYDIG Digital Asset Custodial Terms and Conditions, dated July 27, 2021, by and between the Company and NYDIG Execution LLC	Form 10-Q	05/10/2023	2.1

10.9	Shareholders’ Agreement, dated January 2023, by and between the Company and FS Innovation LLC	Form 10-K	3/16/2023	10.63
10.10†	Purchase and Sale Agreement, dated as of March 14, 2024, by and between APLD – Rattlesnake Den I LLC, and MARA Garden City LLC	Form 8-K	3/28/2024	10.1
19.1	Statement of Policies and Procedures Governing Material Nonpublic Information and the Prevention of Insider Trading	Form 10-K	2/28/2024	19.1
21.1	Subsidiaries of the Company				X
23.1	Consent of Marcum LLP				X
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
97.1	Policy for the Recovery of Erroneously Awarded Compensation	Form 10-K	2/28/2024	97.1
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

#	Indicates management contract or compensatory plan.
†
The schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish supplementally a copy of all omitted schedules to the Securities and Exchange Commission upon its request.

*
This certification is not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 3, 2025

MARA HOLDINGS, INC.

		By:	/s/ Fred Thiel
		Name:	Fred Thiel
		Title:	Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

		By:	/s/ Salman Khan
		Name:	Salman Khan
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Fred Thiel	Chief Executive Officer and Chairman of the Board	March 3, 2025
Fred Thiel	(Principal Executive Officer)

/s/ Salman Khan	Chief Financial Officer	March 3, 2025
Salman Khan	(Principal Financial and Accounting Officer)

/s/ Doug Mellinger	Lead Independent Director	March 3, 2025
Doug Mellinger

/s/ Georges Antoun	Director	March 3, 2025
Georges Antoun

/s/ Janet George	Director	March 3, 2025
Janet George

/s/ Barbara Humpton	Director	March 3, 2025
Barbara Humpton

/s/ Jay Leupp	Director	March 3, 2025
Jay Leupp

/s/ Vicki Mealer-Burke	Director	March 3, 2025
Vicki Mealer-Burke