Form 10-Q
period 2025-03-31
MARA Holdings, Inc.
filed 2025-05-08
CIK 1507605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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

As of April 30, 2025, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 351,927,748.

PART I

ITEM 1. FINANCIAL STATEMENTS

MARA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
(in thousands, except share and per share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$196,215	$391,771
Restricted cash	12,000	12,000
Digital assets, current portion	3,098	4,327
Other receivables	8,628	6,345
Deposits	22,744	18,778
Derivative instrument, current portion	21,072	1,542
Prepaid expenses and other current assets	28,069	35,610
Total current assets	291,826	470,373

Digital assets, net of current portion	2,745,302	3,223,989
Digital assets - receivable, net	1,164,189	960,057
Property and equipment, net	1,566,069	1,549,491
Advances to vendors	134,045	121,298
Investments	137,214	111,493
Long-term deposits	240,774	240,651
Long-term prepaids	14,194	14,221
Operating lease right-of-use assets	27,335	16,874
Derivative instrument, net of current portion	14,703	7,405
Goodwill	82,751	82,751
Intangible assets, net	2,432	2,714
Deferred tax assets	23,612	—
Total long-term assets	6,152,620	6,330,944
TOTAL ASSETS	$6,444,446	$6,801,317

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$6,489	$12,556
Accrued expenses	45,750	76,887
Line of credit, current portion	300,000	—
Operating lease liabilities, current portion	872	239
Finance lease liability, current portion	168	168
Other current liabilities	15,091	5,347
Total current liabilities	368,370	95,197

See accompanying notes to the Condensed Consolidated Financial Statements

Notes payable	2,248,549	2,246,578
Line of credit, net of current portion	50,000	200,000
Operating lease liabilities, net of current portion	33,298	22,977
Finance lease liability, net of current portion	3,709	3,709
Deferred tax liabilities	—	88,503
Other long-term liabilities	11,840	8,411
Total long-term liabilities	2,347,396	2,570,178

Commitments and Contingencies (Note 16)

Equity:
Preferred stock, par value $0.0001 per share, 50,000,000 shares authorized; no shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, par value $0.0001 per share, 800,000,000 shares authorized; 346,279,403 shares and 340,258,453 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	34	34
Additional paid-in capital	4,284,279	4,155,386
Accumulated deficit	(559,586)	(26,387)
Total stockholders’ equity attributable to MARA	3,724,727	4,129,033
Noncontrolling interest	3,953	6,909
Total equity	3,728,680	4,135,942
TOTAL LIABILITIES AND EQUITY	$6,444,446	$6,801,317
See accompanying notes to the Condensed Consolidated Financial Statements

MARA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share data)	2025	2024
Revenues	$213,884	$165,198

Costs and operating expenses (income)
Purchased energy costs	43,481	6,088
Third party hosting and other energy costs	68,183	69,566
Operating and maintenance costs	19,794	15,814
General and administrative	85,865	68,906
Depreciation and amortization	157,897	81,602
Change in fair value of digital assets	394,162	(488,807)
Change in fair value of derivative instrument	(26,828)	15,252
Taxes other than on income	3,095	2,510
Early termination expenses	—	22,097
Research and development	9,298	2,466
Total costs and operating expenses (income)	754,947	(204,506)
Operating income (loss)	(541,063)	369,704

Other income (loss)
Change in fair value of digital assets - receivable, net	(116,067)	—
Interest income	11,995	2,573
Interest expense	(9,941)	(1,256)
Equity in net earnings of unconsolidated affiliate	(13)	1,259
Other	2,474	2,944
Total other income (loss)	(111,552)	5,520
Income (loss) before income taxes	(652,615)	375,224
Income tax benefit (expense)	119,172	(38,051)
Net income (loss)	$(533,443)	$337,173
Less: net loss attributable to noncontrolling interest	244	—
Net income (loss) attributable to common stockholders	$(533,199)	$337,173

Net income (loss) per share of common stock - basic	$(1.55)	$1.30
Weighted average shares of common stock - basic	344,098,009	259,098,664

Net income (loss) per share of common stock - diluted	$(1.55)	$1.26
Weighted average shares of common stock - diluted	344,098,009	267,912,443

See accompanying notes to the Condensed Consolidated Financial Statements

MARA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

For the Three Months Ended March 31, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
(in thousands, except share data)	Number	Amount
Balance at December 31, 2024	340,258,453	$34	$4,155,386	$(26,387)	$4,129,033	$6,909	$4,135,942
Stock-based compensation, net of tax withholding	1,741,090	—	49,115	—	49,115	—	49,115
Issuance of common stock, net of offering costs	5,428,548	—	100,140	—	100,140	—	100,140
Repurchase of shares in settlement of restricted stock	(1,148,688)	—	(20,362)	—	(20,362)	—	(20,362)
Distribution to noncontrolling interest	—	—	—	—	—	(2,712)	(2,712)
Net loss	—	—	—	(533,199)	(533,199)	(244)	(533,443)
Balance at March 31, 2025	346,279,403	$34	$4,284,279	$(559,586)	$3,724,727	$3,953	$3,728,680

For the Three Months Ended March 31, 2024

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
(in thousands, except share data)	Number	Amount
Balance at December 31, 2023	242,829,391	$24	$2,183,537	$(567,640)	$1,615,921	$—	$1,615,921
Stock-based compensation, net of tax withholding	2,312,768	—	51,041	—	51,041	—	51,041
Issuance of common stock, net of offering costs	24,663,351	3	489,290	—	489,293	—	489,293
Repurchase of shares in settlement of restricted stock	(861,338)	—	(16,535)	—	(16,535)	—	(16,535)
Net income	—	—	—	337,173	337,173	—	337,173
Balance at March 31, 2024	268,944,172	$27	$2,707,333	$(230,467)	$2,476,893	$—	$2,476,893
See accompanying notes to the Condensed Consolidated Financial Statements

MARA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(533,443)	$337,173
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	157,897	81,602
Deferred tax (benefit) expense	(112,115)	37,556
Change in fair value of digital assets and digital assets - receivable, net	510,229	(488,807)
Net gain on investments	(12,429)	(2,944)
Stock-based compensation	49,115	51,913
Change in fair value of derivative instrument	(26,828)	15,252
Early termination expenses	—	22,097
Equity in net earnings of unconsolidated affiliate	13	(1,259)
Other adjustments from operations, net	2,303	4,098
Changes in operating assets and liabilities	(250,230)	(145,021)
Net cash used in operating activities	(215,488)	(88,340)
CASH FLOWS FROM INVESTING ACTIVITIES
Advances to vendors	(97,432)	(225,166)
Acquisition, net of cash acquired	(36,344)	(183,815)
Deposits for acquisitions	—	(25,000)
Purchase of property and equipment	(38,856)	(9,088)
Proceeds from sale of property and equipment	3,472	—
Proceeds from sale of digital assets	8,675	44,770
Purchase of digital assets	(27,131)	(7,293)
Investment in equity method investments	(2,786)	(2,999)
Purchase of equity investments	(19,444)	(8,000)
Net cash used in investing activities	(209,846)	(416,591)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	100,140	489,293
Repurchase of shares in settlement of restricted stock	(20,362)	(16,535)
Line of credit	150,000	—
Cash paid for shares withheld for taxes	—	(872)
Net cash provided by financing activities	229,778	471,886

Net decrease in cash, cash equivalents and restricted cash	(195,556)	(33,045)
Cash, cash equivalents and restricted cash — beginning of period	403,771	357,313
Cash, cash equivalents and restricted cash — end of period	$208,215	$324,268
See accompanying notes to the Condensed Consolidated Financial Statements

MARA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

MARA Holdings, Inc. (together with its subsidiaries, the “Company” or “MARA”) is a vertically integrated digital energy and infrastructure company that leverages high-intensity compute, such as bitcoin mining, to monetize excess energy and optimize power management. The Company also offers advanced technology solutions to optimize data center operations, including next-generation liquid immersion cooling systems. The Company is primarily focused on computing for, acquiring, and holding bitcoin as a long-term investment.

The term “Bitcoin” with a capital “B” is used to denote the Bitcoin protocol which implements a highly available, public, permanent, and decentralized ledger. The term “bitcoin” with a lower case “b” is used to denote the digital asset, bitcoin.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned and controlled subsidiaries. All significant intercompany accounts and transactions, including any noncontrolling interest, have been eliminated in consolidation. The Company has prepared the Condensed Consolidated Financial Statements in accordance with generally accepted accounting principles in the United States (“GAAP”) and regulations of the U.S. Securities and Exchange Commission (the “SEC”) applicable to interim financial information, which permit the omission of certain information to the extent it has not changed materially since the latest annual financial statements. These Condensed Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any future fiscal periods in 2025 or for the full year ending December 31, 2025.

These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 3, 2025.

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

Reclassifications

Effective the first quarter of 2025, the Company made certain changes to the presentation of its Condensed Consolidated Statements of Operations to provide greater transparency and improve the usefulness of its financial reporting. Specifically, the Company disaggregated cost of revenue and certain operating expenses into the following new line items: “Purchased energy costs,” “Third party hosting and other energy costs” and “Operating and maintenance costs.” In addition, cost of depreciation and amortization and amortization of intangibles have been aggregated into a single line item titled “Depreciation and amortization.” The Company also began separately presenting expenses related to “Taxes other than on income,” which were previously included within general and administrative expenses.

These changes are intended to provide more meaningful information regarding the nature of the Company’s operating expenses and to align the presentation with the evolving nature of the Company’s operations.

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on the reported financial position, results of operations, or cash flows. The impact on any prior period disclosures were immaterial.

Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision–making group, in deciding how to allocate resources and assess performance. The Company’s CODM group is composed of the Chief Executive Officer and Chief Financial Officer. The Company operates as one operating segment and uses net income as a measure of profit or loss on a consolidated basis in making decisions regarding resource allocation and performance assessment. Additionally, the Company’s CODM regularly reviews the Company’s expenses on a consolidated basis. The financial metrics used by the CODM help make key operating decisions, such as determination of digital asset purchases and significant acquisitions and allocation of budget between operating costs, general and administrative and research and development expenses.

Cash and Cash Equivalents

The Company considers all highly liquid investments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalent balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). During March 2023, the Company began to participate, to the extent practicable, in insured cash sweep programs which “sweep” its deposits across multiple FDIC insured accounts, each with deposits of no more than $250.0 thousand. As of March 31, 2025, substantially all of the Company’s cash and cash equivalents were FDIC insured.

Restricted Cash

Restricted cash as of March 31, 2025 principally represented those cash balances that support commercial letters of credit and are restricted from withdrawal.

Digital Assets

In 2024, the Company adopted a full holding onto bitcoin (“HODL”) approach towards its bitcoin treasury policy, retaining all bitcoin mined in its operations, and may periodically make strategic open market purchases of bitcoin. As a result, bitcoin digital assets are included in non-current assets on the Condensed Consolidated Balance Sheets due to the Company’s intent to retain and hold bitcoin. Other digital assets are held with the intent to fund operating expenses are included in current assets on the Condensed Consolidated Balance Sheets. In addition, digital assets loaned and collateralized were reported as “Digital assets - receivable, net” and classified as long-term assets on the Condensed Consolidated Balance Sheets as it is the Company’s intent to maintain the loaned and collateralized bitcoin consistent with its HODL policy. Proceeds from the sale of digital assets are included within investing activities in the accompanying Condensed Consolidated Statement of Cash Flows. Following the adoption of Accounting Standards Update (“ASU”) 2023-08, Accounting for and Disclosure of Crypto Assets, effective January 1, 2023, the Company measures digital assets at fair value with changes recognized on the Condensed Consolidated Statements of Operations, in accordance with ASC 350-60 - Intangibles - Goodwill and Other - Crypto Assets (“ASC 350-60”). The Company tracks its cost basis of digital assets in accordance with the first-in-first-out method of accounting. Refer to Note 5 – Digital Assets, for further information.

Digital Assets - Receivable, net

The Company lends digital assets to counterparties under fixed term loans. In addition, the Company has pledged bitcoin as collateral for a line of credit. Digital asset receivables that do not have a prespecified maturity date are repayable at the Company’s option, subject to notice between three and 35 business days. A borrower may elect to repay at any time, without incurring any penalty or premium. While the loan is outstanding, the borrower has the right and the ability to use the digital assets at its discretion, including the ability to sell or pledge the borrowed digital assets to third parties. At the conclusion of the loan, the borrower is obligated to return the same type and quantity of digital assets as those lent by the Company.

The digital asset receivables are initially measured upon transfer at fair value and subsequently remeasured at fair value each reporting period. The changes in fair value are recognized on the Condensed Consolidated Statements of Operations, in accordance with ASC 350-60. A loan fee is accrued daily based on the amount owing, paid on a monthly basis consistent with each loan’s terms.

The digital asset receivable balance is evaluated for possible credit losses, in accordance with ASC 326 - Financial Instruments - Credit Losses. The allowance for credit losses on digital assets receivables under the current expected credit loss (“CECL”) model is determined by utilizing the profitability of default (“PD”) loss given default (“LGD”) approach. In order to apply the PD LGD approach, management considers the remaining expected life of the loans and forecasts of future economic conditions. Allowance for credit losses are included in “Other” on the Condensed Consolidated Statements of Operations. Refer to Note 6 – Digital Assets - Receivable, Net for further information.

Other Receivable

The Company acquired accounts receivable as a result of its acquisition of GC Data Center Equity Holdings, LLC on January 12, 2024 (the “GC Data Center Acquisition”), which consist of trade receivables. Refer to Note 3 – Acquisitions, for further information. The Company provides an allowance for credit losses equal to the estimated uncollectible amounts, based on historical and customer specific experience and current economic and market conditions. The allowance for credit losses was $8.6 million as of March 31, 2025.

Derivatives

The Company enters into derivative contracts to manage its exposure to fluctuations in the price of bitcoin and energy costs and not for any other purpose. In addition, the Company evaluates its financing and service arrangements to determine whether certain arrangements contain features that qualify as embedded derivatives requiring bifurcation in accordance with ASC 815 - Derivatives and Hedging. Embedded derivatives that are required to be bifurcated from the host instrument or arrangement are accounted for and valued as separate financial instruments. There were no embedded derivatives requiring separation from the host instrument as of March 31, 2025 and December 31, 2024.

The Company does not elect to designate derivatives as hedges for accounting purposes and, as such, records derivatives at fair value, with subsequent changes in fair value and settlements recognized in earnings. The Company classifies derivative assets or liabilities on the Condensed Consolidated Balance Sheets as current or non-current based on whether settlement of the instrument could be required within 12 months of the balance sheet date and for derivatives with multiple settlements, based on the term of the contract.

Bitcoin Derivatives

From time to time the Company enters into derivative contracts to mitigate bitcoin market pricing volatility risk. During the three months ended March 31, 2025, the Company recorded a $7.7 million loss on derivatives as a non-operating expense on the Condensed Consolidated Statements of Operations, settled through bitcoin. There were no derivative instruments outstanding as of March 31, 2025, and various derivative instruments to mitigate bitcoin market pricing volatility risk outstanding as of December 31, 2024.

Energy Derivatives

The Company acquired a commodity swap contract as a result of the GC Data Center Acquisition on January 12, 2024. Refer to Note 3 – Acquisitions, for further information. The commodity swap contract hedges price variability in electricity purchases and expires on December 31, 2027. The commodity swap contract meets the definition of a derivative due to terms that provide for net settlement. As of March 31, 2025, the estimated fair value of the Company’s derivative asset instrument was $35.8 million, estimated using observable market-based inputs classified under Level 2 of the fair value hierarchy. The significant assumptions used in the discounted cash flow model to estimate fair value include the discount rate and electricity forward curves. Accordingly, the Company records the “Change in fair value of derivative instrument” on the Condensed Consolidated Statements of Operations.

The following table presents the changes in fair value of the derivative instrument:

(in thousands)
Balance at December 31, 2024	$8,947
Change in fair value of derivative instrument	26,828
Balance at March 31, 2025	$35,775

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

Investments

Investments, which may be made from time-to-time for strategic reasons, are included in non-current assets on the Condensed Consolidated Balance Sheets. Refer to Note 9 – Investments, for further information.

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

Leases

The Company determines if an arrangement contains a lease at inception based on whether or not the Company has the right to control the asset during the contract period and other facts and circumstances. At lease inception, the Company determines the lease classification as either an operating or finance lease, with classification effecting the expense recognition on the Condensed Consolidated Statements of Operations. For leases with terms longer than 12 months, a lease liability is recorded on the Company’s Condensed Consolidated Balance Sheets for the present value of its fixed minimum payment obligations over the lease term, including renewal extension options, and a corresponding right-of-use (“ROU”) asset equal to the initial lease liability is recorded, adjusted for any prepayments, indirect costs and lease incentives, as well as adjustments to reflect favorable or unfavorable terms of an acquired lease when compared to market terms at the time of an acquisition. Refer to Note 15 – Leases, for further information.

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

Intangible assets with finite lives are comprised of customer relationships and intellectual property and are amortized over their estimated useful lives on an accelerated basis over the projected pattern of economic benefits, which range from one to four years. Finite-lived intangible assets are reviewed for impairment annually, or more frequently when events or changes in circumstances indicate that it is more likely than not that the fair value has been reduced to less than its carrying amount.

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC 805 - Business Combinations (“ASC 805”), by recognizing the identifiable tangible and intangible assets acquired and liabilities assumed, measured at the acquisition date fair value. The determination of fair value involves assumptions, estimates and judgments. The initial allocation of the purchase price is considered preliminary and therefore subject to change until the end of the measurement period (up to one year from the acquisition date). Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net assets acquired. Contingent consideration is included within the purchase price and is initially recognized at fair value as of the acquisition date. Contingent consideration, classified as either an asset or a liability, is remeasured to fair value each reporting period, until the contingency is resolved. Changes in fair value of contingent consideration period-over-period are recognized in earnings.

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

Purchased Energy Costs

The Company defines purchased energy costs as the amount paid to power providers for power consumed related to the Company’s owned bitcoin mining operations.

Third Party Hosting and Other Energy Costs

The Company considers third party hosting and other energy costs as power expenses paid to power providers for power consumed related to third party hosted bitcoin mining operations, as well as other digital asset mining operation energy costs. As of March 31, 2025, the Company have third party hosting agreements extending through 2028, refer to Note 16 – Commitments and Contingencies, for further information.

Stock-based Compensation

The Company recognizes stock-based compensation expense for awards to employees and non-employees based on the grant date fair value of the award and uses the graded-vesting method to recognize expense on a straight-line basis over the requisite service period from the date of grant of the award for each separately vesting tranche. The grant date fair value of awards with market-based conditions is determined using the Monte Carlo simulation model. Restricted stock units represent the right to receive a certain number of shares of the Company’s common stock, with vesting subject to a service requirement. Performance-based stock units represent the right to receive a number of shares of the Company’s common stock based on the achievement of performance-based measures or market-based conditions, with vesting subject to a service requirement. At each reporting date, the Company reassesses the level of expected achievement of performance-based measures and records any resulting cumulative adjustment in the period of reassessment. The Company accounts for forfeitures as they occur, rather than estimated expected forfeitures at the grant date, resulting in a true-up of expense to reflect actual vesting outcomes. Refer to Note 13 – Stock-based Compensation, for further information.

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

Research and Development

Research and development costs consist primarily of contractor costs, equipment, supplies, personnel, and related expenses for research and development activities. Research and development costs are expensed as incurred in accordance with ASC 730 - Research and Development and are included in operating expenses on the Condensed Consolidated Statements of Operations. Research and development costs were $9.3 million and $2.5 million, for the three months ended March 31, 2025 and 2024 respectively.

Income Taxes

Effective Tax Rate

Our effective tax rate (“ETR”) from continuing operations was 18.26% and 10.14% for the three months ended March 31, 2025 and 2024, respectively. The difference between the U.S. statutory tax rate of 21% was primarily due to non-deductible officer compensation, which represents a permanent difference that reduces the overall tax benefit.

During the three months ended March 31, 2025, the Company concluded, based upon all available evidence, it was more likely than not that it would have sufficient future taxable income to realize the Company’s federal and state deferred tax assets, as the Company continues to be in a three year cumulative income position.

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

Uncertain Tax Positions

The Company files federal and state income tax returns. The 2021-2024 tax years generally remain subject to examination by the Internal Revenue Service and various state taxing authorities, although the Company is not currently under examination in any jurisdiction.

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

In March 2025, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2025-02, Liabilities (405): Amendments to SEC Paragraph Pursuant to SEC Staff Accounting Bulletin No. 122. ASU 2025-02 amends the Accounting Standard Codification to remove the text of SEC Staff Accounting Bulletin (“SAB”) 121, as rescinded by SAB 122. The new standard is effective immediately and is not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires entities to disclose specific rate reconciliations, amount of income taxes separated by federal and individual jurisdiction, and the amount of income (loss) from continuing operations before income tax expense (benefit) disaggregated between federal, state, and foreign. The new standard is effective for the Company for its annual periods beginning January 1, 2025, with early adoption permitted. The Company has concluded that it will adopt the standard prospectively on the Consolidated Financial Statements to be included in the Annual Report on Form 10-K for the year ending December 31, 2025. The Company is currently evaluating the impact of the new requirement for its income tax disclosure.

NOTE 3 – ACQUISITIONS

The Wind Farm (Hansford County, Texas)

On February 14, 2025, the Company acquired a wind farm located in Hansford County, Texas with 240 megawatts of interconnection capacity, with 114 megawatts of nameplate wind capacity from Great Plains Wind Park Holdings, LLC (the “Wind Farm”) for a total consideration of $49.2 million, including transaction costs and contingent consideration. The primary assets acquired were property and equipment of $48.2 million and $1.0 million related to working capital. In addition, the Company recorded a $10.9 million ROU asset and corresponding lease liability and a $3.3 million asset retirement obligation and offsetting liability, recognized in property and equipment and other long-term liabilities, respectively. The acquisition was accounted for as an asset acquisition that did not meet the definition of a business. The total consideration was allocated based on the relative fair values of the assets acquired and liabilities assumed, and no goodwill was recognized. This acquisition is intended to convert underutilized sustainable resources into economic value, achieve low energy cost, and enable broader renewable energy development.

GC Data Center Acquisition (Granbury, Texas and Kearney, Nebraska)

On January 12, 2024, the Company acquired two operational bitcoin mining sites located in Granbury, Texas and Kearney, Nebraska, totaling 390 megawatts of nameplate capacity in the GC Data Center Acquisition for total consideration of $189.6 million, including a working capital adjustment that was paid during the three months ended March 31, 2024, plus up to an additional $19.6 million of cash, which amount is contingent on the expansion of additional megawatt capacity at the acquired facilities by certain milestone dates during the three year period following the anniversary of closing. The acquisition is intended to improve efficiencies and the scale of operations through the integration of the Company’s technology stack and realization of synergies.

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

The acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805.

The following table summarizes the allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed as of January 12, 2024:

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

The gross contractual amounts receivable were $24.0 million, of which $3.6 million is expected to be uncollectible. During the three months ended March 31, 2024, the Company terminated various customer agreements and recognized an $22.1 million charge recorded to “Early termination expenses” on the Condensed Consolidated Statements of Operations.

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

The following unaudited pro forma financial information reflects the acquisition of GC Data Center Acquisition by the application of pro forma adjustments to the Company’s historical financial statements as if the acquisition had occurred on January 1, 2023, for the indicated periods:

Three Months Ended March 31,
(in thousands)	2024
Revenue	$168,291
Income before income taxes	374,060
Earnings per common share:
Basic	$1.30
Diluted	1.25

The unaudited pro forma financial information should not be considered indicative of actual results that would have been achieved had the acquisition of the acquired facilities actually been consummated on the date indicated and does not purport to be indicative of the Company’s future financial position or results of operations. These pro forma results include the impact of amortizing certain purchase accounting adjustments such as intangible assets and the impact of the acquisition on interest and income tax expense. No adjustments have been reflected in the pro forma financial information for anticipated growth and efficiency opportunities. There were no material nonrecurring pro forma adjustments directly attributable to the acquisition included within the unaudited pro forma financial information.

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

In 2024, the Company acquired multiple operational bitcoin mining sites for the purpose of improving efficiencies and the scale of the Company’s mining operations. The Company provided hosting services to institutional-scale crypto mining companies at these sites. The Company will not be taking on any new hosting services customers at these locations and will transition to self-mining at these sites as existing customer agreements expire or are terminated early.

The following table presents the Company’s revenues disaggregated for those arrangements in which the Company is the Operator and Participant:

	Three Months Ended March 31,
(in thousands)	2025	2024
Revenues from contracts with customers
Mining operator - transaction fees	$2,781	$8,984
Mining participant	10,789	13,442
Hosting services (1)	1,151	20,775
Total revenues from contracts with customers	14,721	43,201
Mining operator - block rewards and other revenue	199,163	121,997
Total revenues	$213,884	$165,198

(1) Includes revenue associated with prior year acquisitions. The Company made a strategic decision to exit hosting services upon acquisitions. Intercompany transactions have been eliminated in consolidation. Refer to Note 3 – Acquisitions, for further information.

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

From September 2021 until May 2022, the Company engaged unrelated third-party mining enterprises (“pool participants”) to contribute hash calculations, and in exchange, remitted transaction fees and block rewards to pool participants on a pro rata basis according to each respective pool participant’s contributed hash calculations. The MaraPool wallet (owned by the Company as Operator) is recorded on the distributed ledger as the winner of proof of work block rewards and assignee of all validations and, therefore, the transaction verifier of record. The pool participants entered into contracts with the Company as Operator; they did not directly enter into contracts with the network or the requester and were not known verifiers of the transactions assigned to the pool. As Operator, the Company delegated mining work to the pool participants utilizing software that algorithmically assigned work to each individual miner. By virtue of its selection and operation of the software, the Company as Operator controlled delegation of work to the pool participants. This indicated that the Company directed the mining pool participants to contribute their hash calculations to solve in areas that the Company designated. Therefore, the Company determined that it controlled the service of providing transaction verification services to the network and requester. Accordingly, the Company recorded all of the transaction fees and block rewards earned from transactions assigned to MaraPool as revenue, and the portion of the transaction fees and block rewards remitted to MaraPool participants as purchased energy costs.

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

Expenses associated with providing bitcoin transaction verification services, such as hosting fees, electricity costs, and related fees are recorded as purchased energy costs. Depreciation on digital asset mining equipment is recorded as depreciation and amortization.

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

For the three months ended March 31, 2025 and during 2024, the Company participated in FPPS mining pools.

FPPS Mining Pools

The Company primarily participates in mining pools that use the FPPS payout method for the three months ended March 31, 2025. The Company is entitled to compensation once it begins to perform hash calculations for the pool operator in accordance with the operator’s specifications over a 24-hour period beginning midnight UTC and ending 23:59:59 UTC on a daily basis. The non-cash consideration that the Company is entitled to for providing hash calculations to the pool operator under the FPPS payout method is made up of block rewards and transaction fees less pool operator expenses determined as follows:

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

Hosting Services

The Company operates multiple bitcoin mining sites, which were acquired during the year ended December 31, 2024, that provide hosting services to institutional-scale crypto mining companies. Hosting services include colocation and managed services. Colocation services include providing mining companies with sheltered data center space, electrical power, cooling, and internet connectivity. Managed services generally include providing customers with technical support and maintenance services, in addition to colocation services. As of March 31, 2025, only one customer remains associated with these hosting services. The Company will not be taking on any new hosting services customers and will transition acquired sites to self-mining as existing customer agreements expire or are terminated early.

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

Expenses associated with providing hosting services are recorded as third party hosting and other energy costs and depreciation on hosting equipment is recorded as depreciation and amortization.

NOTE 5 – DIGITAL ASSETS

The following table presents the Company’s significant digital asset holdings as of March 31, 2025 and December 31, 2024, respectively:

(in thousands, except for quantity)	Quantity	Cost Basis	Fair Value
Bitcoin	33,263	$2,403,662	$2,745,302
Bitcoin - receivable (1)	14,269	651,678	1,177,666
Total bitcoin holdings	47,531	3,055,340	3,922,968

Other digital assets		856	3,098
Total digital assets held as of March 31, 2025		$3,056,196	$3,926,066

(in thousands, except for quantity)	Quantity	Cost Basis	Fair Value
Bitcoin	34,519	$2,415,963	$3,223,989
Bitcoin - receivable (1)	10,374	401,334	968,436
Total bitcoin holdings	44,893	2,817,297	4,192,425

Kaspa	34,817,098	5,624	4,327
Total digital assets held as of December 31, 2024		$2,822,921	$4,196,752

(1) The Company’s bitcoin - receivable holdings include bitcoin lent out in digital asset loan receivable transactions and bitcoin pledged as collateral. Refer to Note 6 – Digital Assets - Receivable, Net and Note 14 - Debt, for further information.

The Company earned 4 and 51 bitcoin that were pending distribution from the Company’s equity method investee, the ADGM Entity (as defined below), which are excluded from the Company’s holdings as of March 31, 2025 and December 31, 2024, respectively.

NOTE 6 – DIGITAL ASSETS - RECEIVABLE, NET

Lending Arrangements

Throughout 2024, the Company entered into master securities loan agreements with various counterparties that represent digital asset loan receivables to generate yield from our loaned bitcoin holdings for the Company’s stakeholders. As of March 31, 2025 and December 31, 2024, a total of 7,377 bitcoin remained loaned to counterparties under these agreements.

Collateralized Digital Assets

As of March 31, 2025, 3,250 bitcoin were collateralized in connection with an additional line of credit of $150.0 million. As of March 31, 2025 and December 31, 2024, the Company had a total of 6,892 and 2,997 bitcoin collateralized, respectively, in connection with lines of credit. Refer to Note 14 – Debt, for further information.

Digital assets - receivable, net consists of the following:

(in thousands)	March 31, 2025	December 31, 2024
Digital asset receivable - lending	$608,856	$688,674
Digital asset receivable - collateralized	568,810	279,762
Total digital asset receivable	1,177,666	968,436
Less: Allowance for credit loss	(13,477)	(8,379)
Digital assets - receivable, net	$1,164,189	$960,057

The digital asset receivables forementioned are initially recognized at fair value upon transfer and subsequently remeasured at fair value each reporting period. The changes in fair value are recognized as “Changes to digital assets - receivable, net” on the Condensed Consolidated Statements of Operations.

The allowance for credit losses reflects the Company’s current estimate of the potential credit losses associated with the digital asset loan receivable and bitcoin provided as collateral to secure lines of credit for a total of $350.0 million. The credit loss is recorded as a valuation account, directly offsetting the digital asset receivables on the Condensed Consolidated Balance Sheets. Changes to the allowance for credit losses on loans, based on quarterly analyses, are recorded as provision for credit losses within “Other” on the Condensed Consolidated Statements of Operations.

The Company assesses the creditworthiness of its borrowers on a quarterly basis. For the purpose of determining the allowance for credit loss, financial assets with similar risk characteristics are pooled together. Our financial assets are aggregated by exposure term and assigned risk ratings. The Company considers credit ratings and several factors including the collateral and/or security of the digital asset receivable and are aligned with the ratings used by major credit ratings agencies.

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

As of March 31, 2025, the Company recorded a corresponding allowance for credit loss of $13.5 million, based on the PD LGD approach. As of December 31, 2024, the Company had digital asset receivables outstanding and recorded an allowance for credit loss of $8.4 million.

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

As of March 31, 2025 and December 31, 2024, such advances totaled approximately $134.0 million and $121.3 million, respectively.

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

As of March 31, 2025 and December 31, 2024, such deposits totaled approximately $263.5 million and $259.4 million, respectively.

NOTE 8 – PROPERTY AND EQUIPMENT

The components of property and equipment as of March 31, 2025 and December 31, 2024 are:

(in thousands, except useful life)	Useful life (Years)	March 31, 2025	December 31, 2024
Land (1)	—	$3,510	$3,510
Land improvements	9	26,530	26,530
Building and improvements	25	90,265	86,877
Mining rigs	3	1,708,853	1,705,648
Containers	10 - 15	111,794	106,784
Equipment	4 - 15	177,200	124,900
Software and hardware	2	3,316	3,316
Asset retirement obligation	8 - 15	11,129	7,879
Construction in progress	—	157,954	71,396
Other	7	6,908	6,335
Total gross property, equipment		2,297,459	2,143,175
Less: Accumulated depreciation and amortization		(731,390)	(593,684)
Property and equipment, net		$1,566,069	$1,549,491

(1) Refer to Note 15 – Leases, for further information regarding the Company’s finance land lease.

The Company’s asset retirement obligations represent the estimated costs to return a site to its original state. As of March 31, 2025, the Company recognized an additional asset retirement obligation of $3.3 million related to the Wind Farm land lease. Asset retirement obligations are accreted over the term of the leases.

The Company’s accretion expense related to the asset retirement obligation for the three months ended March 31, 2025 and 2024 was $0.3 million and $0.2 million, respectively.

The Company’s depreciation expense related to property and equipment for the three months ended March 31, 2025 and 2024 was $154.8 million and $78.0 million, respectively.

NOTE 9 – INVESTMENTS

The components of investments as of March 31, 2025 and December 31, 2024 are:

(in thousands)	March 31, 2025	December 31, 2024
Equity method investments	$51,267	$57,447
Other investments	85,947	54,046
Total investments	$137,214	$111,493

Equity Method Investment

The ADGM Entity

On January 27, 2023, the Company entered into a Shareholders’ Agreement to form an Abu Dhabi Global Markets company (the “ADGM Entity”) in which the Company has a 20% ownership interest, which is accounted for as an equity method investment. The ADGM Entity commenced mining operations in September 2023.

The Company’s share of net loss was nearly zero for the three months ended March 31, 2025, including approximately $3.1 million of depreciation and amortization and net income of $1.3 million for three months ended March 31, 2024, including approximately $2.6 million of depreciation and amortization. As of March 31, 2025, the Company’s investment in the ADGM Entity was $51.3 million and is reflected in “Investments” on the Condensed Consolidated Balance Sheets.

Other Investments

Other investments consist of strategic investments made from time to time in equity securities and SAFE investments.

Investments in Equity Securities

Auradine

As of March 31, 2025, the total carrying amount of the Company’s investment in Auradine, Inc. (“Auradine”) preferred stock was $85.4 million.

On February 19, 2025, the Company converted $1.2 million from its prior Auradine SAFE investment into preferred stock and purchased additional shares of Auradine preferred stock for a purchase price of $20.0 million. The preferred stock purchased on February 19, 2025 was similar to the Company’s other investments in Auradine preferred stock and, as a result, the Company recorded $11.9 million as a gain on investment to adjust the carrying value of its investments to an observable price in accordance with the measurement alternative in ASC 321.

In addition, the Company recorded an additional $2.7 million gain on investment to adjust the carrying value of its common stock investment in Auradine to an observable price, in accordance with ASC 321. The gain on investments was recorded to “Other” on the Condensed Consolidated Statements of Operations.

Other Investments

During the three months ended March 31, 2025, the Company wrote off a previous investment of $2.3 million, as the Company believed there were indicators the carrying value may not be recoverable. The loss on investments was recorded to “Other” on the Condensed Consolidated Statements of Operations.

As of March 31, 2025, the Company had no SAFE investments. As of December 31, 2024, the Company had two SAFE investments with a carrying value of $1.4 million.

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

The carrying amounts reported on the Condensed Consolidated Balance Sheets for cash and cash equivalents, restricted cash, other receivables, deposits, prepaid expenses and other current assets, advances to vendors, accounts payable and accrued expenses approximate their estimated fair market value based on the short-term maturity of these instruments. Additionally, the carrying amounts reported on the Condensed Consolidated Balance Sheets for the Company’s operating lease liabilities and other long-term liabilities approximate fair value as the related interest rates approximate rates currently available to the Company.

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

Recurring measurement of fair value

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy for each of those assets and liabilities as of March 31, 2025 and December 31, 2024, respectively:

(in thousands)	Total carrying value at March 31, 2025	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Money market funds	$129,267	$129,267	$—	$—
Digital assets	2,748,400	2,748,400	—	—
Digital assets - receivable, net (1)	1,164,189	—	1,164,189	—
Derivative instrument (2)	35,775	—	35,775	—
Liabilities:
Contingent consideration liability (3)	15,255	—	—	15,255

(in thousands)	Total carrying value at December 31, 2024	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Money market funds	$292,927	$292,927	$—	$—
Digital assets	3,228,316	3,228,316	—	—
Digital assets - receivable, net (1)	960,057	—	960,057	—
Derivative instrument (2)	8,947	—	8,947	—
Liabilities:
Contingent consideration liability (3)	8,138	—	—	8,138

(1) The fair value of digital assets - receivable, net was estimated using the market approach, utilizing observable market prices and other relevant market data, which are considered Level 2 inputs. Refer to Note 6 – Digital Assets - Receivable, Net, for further information.

(2) The fair value of the derivative instrument was estimated using a discounted cash flow approach that considers various assumptions including current market prices and electricity forward curves, which are considered Level 2 inputs. Fluctuations in market prices and electricity forward curves could result in significant increases (decreases) in the fair value of derivative instruments. Refer to Note 2 – Summary of Significant Accounting Policies - Derivatives, for further information.

(3) Represents the estimated amount of acquisition-related consideration expected to be paid in the future as of March 31, 2025 for the GC Data Center Acquisition, the Arkon Acquisition and the Wind Farm. Increases (decreases) in the probability of achieving the milestones could result in significant changes in the fair value of the contingent consideration. Refer to Note 3 – Acquisitions and Note 16 - Commitments and Contingencies, for further information.

The Company includes money market funds in cash and cash equivalents on the Condensed Consolidated Balance Sheets.

There were no transfers among Levels 1, 2 or 3 during the three months ended March 31, 2025.

Fair value of financial instruments not recognized at fair value

The following tables present information about the Company’s financial instruments that are not recognized at fair value on the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, respectively, is as follows:

(in thousands)	Total carrying value at March 31, 2025	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Notes payable	$2,248,549	$1,676,544	$—	$—

(in thousands)	Total carrying value at December 31, 2024	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Notes payable	$2,246,578	$1,974,398	$—	$—

There were no transfers among Levels 1, 2 or 3 during the three months ended March 31, 2025. As of March 31, 2025 and December 31, 2024 there were no other assets and liabilities measured at fair value on a non-recurring basis.

NOTE 11 – NET INCOME (LOSS) PER SHARE

Net income (loss) per share is calculated in accordance with ASC 260 - Earnings Per Share. Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. For the three months ended March 31, 2025 and 2024, the Company recorded net income (loss) and as such, the Company calculated the impact of dilutive common stock equivalents in determining diluted earnings per share.

The following table presents the total potential securities that were not included in the computation of diluted income (loss) per share, as their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2025	2024
Warrants	324,375	324,375
Restricted stock units	8,856,663	—
Performance-based restricted stock units (1)	13,484,103	—
Convertible Notes (2)	82,106,952	—
Total dilutive shares	104,772,093	324,375

(1) Anti-dilutive performance-based restricted stock units are presented up to 249% as the total potential vested shares. Refer to Note 13 - Stock-based Compensation, for further information.

(2) Refer to Note 14 - Debt, for further information.

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2025	2024
Basic earnings per share of common stock:
Net income (loss) attributable to common stockholders - basic	$(533,199)	$337,173
Weighted average shares of common stock - basic	344,098,009	259,098,664
Net income (loss) per share of common stock - basic	$(1.55)	$1.30

Diluted earnings per share of common stock:
Net income (loss) attributable to common stockholders - basic	$(533,199)	$337,173
Add: Notes interest expense, net of tax	—	985
Net income (loss) attributable to common stockholders - diluted	$(533,199)	$338,158
Weighted average shares of common stock - basic	344,098,009	259,098,664
Restricted stock units	—	4,472,357
Convertible Notes	—	4,341,422
Weighted average shares of common stock - diluted	344,098,009	267,912,443
Net income (loss) per share of common stock - diluted	$(1.55)	$1.26

NOTE 12 – STOCKHOLDERS’ EQUITY

Common Stock

On February 19, 2025, the Company’s shareholders approved an amendment to the Company’s articles of incorporation that increased the amount of common stock authorized for issuance to 800,000,000 with a par value of $0.0001 per share.

At-the-Market Offering Agreements

On March 28, 2025, the Company commenced a new at-the-market (“ATM”) offering program, which replaced the 2024 ATM (as defined below), with Barclays Capital Inc., BMO Capital Markets Corp., BTIG, LLC, Cantor Fitzgerald & Co., Guggenheim Securities, LLC, H.C. Wainwright & Co., LLC and Mizuho Securities USA LLC acting as the sales agents (collectively, the “Agents”) pursuant to an ATM agreement (the “2025 ATM”), under which the Company may offer and sell shares of its common stock from time to time through the Agents having an aggregate offering price of up to $2.0 billion. As of March 31, 2025, the Company has not sold any shares of common stock pursuant to the 2025 ATM.

In February 2024, the Company commenced an ATM offering program pursuant to an ATM agreement (the “2024 ATM”), under which the Company had the right to offer and sell shares of its common stock from time to time having an aggregate offering price of up to $1.5 billion. During the three months ended March 31, 2025, the Company sold 5,428,548 shares of common stock for an aggregate purchase price of $100.1 million, net of offering expenses of $2.6 million, and concluded the 2024 ATM.

NOTE 13 – STOCK-BASED COMPENSATION

2018 Equity Incentive Plan

The Company’s Amended and Restated 2018 Equity Incentive Plan (the “2018 Plan”) provides for the issuance of stock options, restricted stock, restricted stock units (“RSUs”), preferred stock and other awards to employees, directors, consultants and other service providers. As of March 31, 2025, the Company had an aggregate of 5,585,251 shares of common stock reserved for future issuance under the 2018 Plan.

The Company grants awards to employees under annual long-term incentive plans (“LTIP”) to align the incentive structure to the long-term goals of the Company, promote retention, and promote the achievement of targeted results. LTIP awards have included service-based RSUs and performance-based restricted stock units (“PSUs”). PSUs vest subject to the Company’s achievement of defined performance measures and continued employment.

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

A summary of the Company’s service-based RSU activity for the three months ended March 31, 2025, is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2024	7,988,767	$15.44
Granted	2,394,921	14.64
Forfeited	(114,018)	16.49
Vested	(1,399,765)	14.67
Nonvested at March 31, 2025	8,869,905	$15.33

As of March 31, 2025, there was approximately $73.1 million of aggregate unrecognized stock-based compensation related to unvested service-based RSUs that is expected to be recognized over the next 2.6 years.

Performance-based Restricted Stock Units

The Company granted PSUs on February 28, 2025 to its employees, and subsequently to new hires, pursuant to the 2025 LTIP. The PSUs vest based on the achievement of certain performance-based conditions and a market-based condition, and are further subject to a service condition. The service periods for these PSUs range from approximately two to four years and will vest as a percentage of the target number of shares between 0% and 249%, based on the individual level of achievement of each of the performance-based conditions and the market-based condition.

A summary of the Company’s PSU activity for the three months ended March 31, 2025, is as follows:

	Number of PSUs	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2024	2,260,612	$49.05
Granted	3,607,080	16.17
Forfeited	(9,375)	51.06
Nonvested at March 31, 2025	5,858,317	$28.80

As of March 31, 2025, there was approximately $133.9 million of aggregate unrecognized stock-based compensation related to unvested PSUs that is expected to be recognized over the next 3.0 years.

Common Stock Warrants

As of March 31, 2025, the Company’s issued and outstanding common stock warrants had no change from December 31, 2024. The Company continues to have 324,375 outstanding warrants, at a weighted average exercise price of $25.00, that are expected to expire in approximately 0.8 years.

Stock-based Compensation Expense

The following table presents a summary of the Company’s stock-based compensation expense, by award type:

	Three Months Ended March 31,
(in thousands)	2025	2024
Performance-based restricted stock units	$24,323	$—
Restricted stock units	24,792	51,913
Total stock-based compensation expense	$49,115	$51,913

For the three months ended March 31, 2025, stock-based compensation expense was recorded in “General and administrative,” “Operating and maintenance costs” and “Research and development” for $48.9 million, $0.1 million and $0.1 million, respectively, on the Condensed Consolidated Statements of Operations.

For the three months ended March 31, 2024, stock-based compensation expense was recorded to “General and administrative” on the Condensed Consolidated Statements of Operations.

NOTE 14 – DEBT

The net carrying value of the Company’s outstanding debt as of March 31, 2025 and December 31, 2024, consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
December 2026 Notes	$66,900	$66,811
September 2031 Notes	292,287	292,014
March 2030 Notes	980,617	979,642
June 2031 Notes	908,745	908,111
Line of credit	350,000	200,000
Total debt	2,598,549	2,446,578
Current portion of long-term debt	(300,000)	—
Total long-term debt	$2,298,549	$2,446,578

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

Line of Credit

In October 2024, the Company secured lines of credit (collectively, the “Original Line of Credit”) with two counterparties for a total of $200.0 million, collateralized by 4,499 bitcoin. The Original Line of Credit, as amended in February 2025, bears interest at a rate of 10.5% per annum, with maturity dates beginning in 2026. The Original Line of Credit automatically renews annually unless otherwise terminated by the Company. The Company drew $200.0 million from the Original Line of Credit in October 2024 and concurrently transferred bitcoin to the counterparties as collateral at a fair value, at the time of transfer, of $284.8 million.

In March 2025, the Company secured a second line of credit (the “New Line of Credit” and together with the Original Line of Credit, the “Line of Credit”) with a new counterparty for a total of $150.0 million, collateralized by 3,250 bitcoin. The New Line of Credit bears interest at a rate of 8.85% per annum and has a maturity date of March 2026. The Company drew $150.0 million from the New Line of Credit in March 2025 and concurrently transferred bitcoin to the counterparty as collateral for a fair value, at the time of transfer, of $269.5 million.

As of March 31, 2025, the aggregate outstanding balance on the Line of Credit was $350.0 million, and 6,892 bitcoin remained collateralized. The Line of Credit includes provisions requiring the collateral to be balanced against the outstanding borrowings. If the value of the collateral securing our borrowings fluctuates below or above a set threshold, the Company will be required to contribute additional collateral, or may withdraw excess collateral, as applicable, to maintain the agreed-upon level.

NOTE 15 – LEASES

As of March 31, 2025, the Company had operating and finance leases primarily for office space, mining facilities and land in the United States.

The Company is party to an arrangement for the use of energized cryptocurrency mining facilities under which the Company pays for electricity per megawatt based on usage. The Company has determined that it has embedded operating leases at two of the facilities governed by this arrangement that commenced in January and March 2023, and has elected not to separate lease and non-lease components. Payment for these two operating leases is entirely variable and based on usage of electricity and expensed as incurred.

The Company has amortized the ROU assets totaling $0.4 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively.

The following table presents the assets and liabilities related to the Company’s operating and finance leases as of March 31, 2025 and December 31, 2024:

(in thousands)		March 31, 2025	December 31, 2024
Assets	Balance Sheet Classification
Operating lease ROU assets	Operating lease right-of-use assets	$27,335	$16,874
Finance lease ROU assets	Property and equipment, net	2,870	2,877
Total ROU assets		$30,205	$19,751

Liabilities
Current portion:
Operating lease liabilities	Operating lease liabilities, current portion	$872	$239
Finance lease liability	Finance lease liability, current portion	168	168
Long-term portion:
Operating lease liabilities	Operating lease liabilities, net of current portion	33,298	22,977
Finance lease liability	Finance lease liability, net of current portion	3,709	3,709
Total lease liabilities		$38,047	$27,093

Lease costs are recorded on a straight-line basis within operating expenses. The Company’s total lease expenses are comprised of the following:

	Three Months Ended March 31,
(in thousands)	2025	2024
Lease costs:
Operating lease cost	$1,012	$204
Finance lease cost:
Amortization of ROU asset (1)	7	—
Short-term lease rent expense	145	16
Variable lease cost	22,282	23,186
Total rent expense	$23,446	$23,406

(1) Amortization of finance lease ROU asset is included in “Depreciation and amortization” on the Condensed Consolidated Statements of Operations.

Additional information regarding the Company’s leasing activities is as follows:

	Three Months Ended March 31,
	2025	2024
Operating cash flows from operating leases	$492	$438

Weighted-average remaining lease term (in years):
Operating leases	17.5	7.3
Finance lease	96.0	—
Weighted-average discount rate:
Operating leases	7.2%	6.9%
Finance lease	7.2%	—%

The following table presents the Company’s future minimum lease payments as of March 31, 2025:

(in thousands)
Year	Operating Leases	Finance Lease
2025 (remaining)	$1,776	$168
2026	3,190	173
2027	4,962	178
2028	4,927	183
2029	4,759	189
Thereafter	47,707	88,907
Total	67,321	89,798
Less: Imputed interest	(33,151)	(85,921)
Present value of lease liability	$34,170	$3,877

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Commitments

Miners and Other Mining Equipment

The Company entered into purchase agreements to purchase miners and other mining equipment for a total purchase price of $485.7 million. The remaining commitment of $23.5 million is due in periodic installments throughout 2025.

The Company contracts with service providers for hosting our equipment and operational support in data centers where our equipment is deployed. Under these arrangements, the Company expects to pay at minimum approximately $468.1 million in total payments over the next three years.

Contingent Consideration Liabilities

In connection with certain acquisitions, the Company may be required to make additional payments to the sellers that are contingent upon the occurrence of future events. The estimated total contingent consideration as of March

31, 2025 was approximately $15.3 million related to the GC Data Center Acquisition, the Arkon Acquisition and the Wind Farm. Refer to Note 3 – Acquisitions, for further information.

The following table presents the change in the estimated fair value of the Company’s contingent consideration liabilities:

(in thousands)
Balance at December 31, 2024	$8,138
The Wind Farm acquisition	10,000
Change in fair value of contingent consideration	(2,883)
Balance at March 31, 2025	$15,255

Contingencies

Legal Proceedings

The Company, and its subsidiaries, from time to time may be subject to various claims, lawsuits and legal proceedings that arise from the ordinary course of business.

In accordance with ASC 450 - Contingencies, if a loss contingency associated with the following legal matters are probable to be incurred and the amount of loss can be reasonably estimated, an accrual is recorded on the Condensed Consolidated Balance Sheets. As of March 31, 2025, the Company has determined that the liabilities associated with certain litigation matters are not expected to have a material impact on the Company’s Financial Statements. The Company will continue to monitor each related legal issue and adjust accruals as new information and developments occur.

Moreno v. Marathon

On March 30, 2023, a putative class action complaint was filed in the United States District Court for the District of Nevada, against the Company and present and former senior management, alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), arising out of the Company’s announcement of accounting restatements on February 28, 2023. On March 29, 2024, the court appointed lead plaintiffs and counsel. On June 4, 2024, lead plaintiffs filed an amended class action complaint, styled as Langer et al. v. Marathon et al. The allegations in the amended class action complaint are substantially similar to those in the March 30, 2023 putative class action complaint. On August 5, 2024, the defendants moved to dismiss the amended class action complaint. On December 6, 2024, the motion to dismiss the amended class action complaint was fully briefed. On March 3, 2025, the United States District Court for the District of Nevada heard the Company’s motion to dismiss the amended complaint and, while granting the Company’s motion to dismiss, the court also granted the plaintiffs thirty days to amend their complaint to avoid a permanent dismissal. On April 2, 2025, lead plaintiffs filed a second amended class action complaint. The Company’s motion to dismiss the second amended complaint is currently due to be filed on June 2, 2025.

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

On July 8, 2023, a second shareholder derivative complaint was filed in the United States District Court for the District of Nevada, against current and former members of the Company’s Board and senior management, alleging claims under Sections 14(a), 10(b), and 21D of the Exchange Act and for breach of fiduciary duty, unjust enrichment, and waste of corporate assets, based on allegations substantially similar to the allegations in the March 30, 2023 putative class action complaint in Moreno.

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

On August 14, 2023, the two derivative actions pending in the United States District Court for the District of Nevada were consolidated (the “Nevada Derivative Action”). On April 1, 2024, the United States District Court for the District of Nevada appointed co-lead counsel for plaintiffs in the Nevada Derivative Action. On June 25, 2024, plaintiffs filed an amended consolidated complaint in the Nevada Derivative Action alleging breaches of fiduciary duties, unjust enrichment, waste of corporate assets, claims under Section 14(a) of the Exchange Act, and for contribution under Sections 10(b) and 21D of the Exchange Act. On August 9, 2024, the defendants moved to dismiss the amended complaint in the Nevada Derivative Action.

On October 16, 2023, the parties to the derivative actions pending in the Circuit Court of the 17th Judicial Circuit for Broward County, Florida filed an agreed order to stay both actions pending completion of the Nevada Derivative Action. On July 25, 2024, the Florida Derivative Actions were administratively closed. On November 7, 2024, the motion to dismiss the amended complaint in the Nevada Derivative Action was fully briefed. On February 20, 2025, the United States District Court for the District of Nevada heard the Company’s motion to dismiss the amended complaint and, while granting the Company’s motion to dismiss, the court also granted the plaintiff thirty days to amend its complaint to avoid a permanent dismissal. On March 21, 2025, plaintiffs filed a second amended consolidated complaint. The Company’s motion to dismiss the second amended consolidated complaint is currently due to be filed on May 20, 2025.

Information Subpoena

On October 6, 2020, the Company entered into a series of agreements with multiple parties to design and build a data center for up to 100-megawatts in Hardin, Montana. In conjunction therewith, the Company filed a Current Report on Form 8-K on October 13, 2020 disclosing that, pursuant to a Data Facility Services Agreement, the Company issued 6,000,000 shares of restricted common stock, in transactions exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). During the quarter ended September 30, 2021, the Company and certain of its executives received a subpoena to produce documents and communications concerning the Hardin, Montana data center facility. The Company received an additional subpoena from the SEC on April 10, 2023, relating to, among other things, transactions with related parties. On April 21, 2025, the SEC’s Division of Enforcement notified the Company that it had concluded its investigation and did not intend to recommend an enforcement action against the Company.

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

On May 7, 2025, the Court entered an order denying the Company’s motions for judgment as a matter of law and for a new trial but granted a 20 percent reduction of the jury’s verdict. The Court also denied Ho’s motion for pre-verdict prejudgment interest but awarded post-verdict prejudgment interest. The Company intends to continue to defend its positions vigorously and assert its various legal arguments to challenge both the verdict and the amount of the award.

NOTE 17 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2025, the Company converted $1.2 million from its previously outstanding Auradine SAFE investment into preferred stock and purchased additional shares of Auradine preferred stock for a purchase price of $20.0 million. As of March 31, 2025, the Company’s total investment holdings in Auradine was $85.4 million, reflecting prior purchases of preferred stock, the exercise of a warrant to acquire common stock and adjustments to the carrying value of the investment in accordance with ASC 321.

In addition, during the three months ended March 31, 2025, the Company advanced $22.3 million to Auradine for future purchases. As of March 31, 2025 total advances to Auradine, net of property and equipment placed into service, was $57.2 million. The Company holds one seat on Auradine’s Board of Directors.

NOTE 18 – SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The following table provides supplemental disclosure of Condensed Consolidated Statements of Cash Flows information:

	Three Months Ended March 31,
	2025	2024
Cash and cash equivalents	$196,215	$324,268
Restricted cash	12,000	—
Total cash, cash equivalents and restricted cash	$208,215	$324,268

Supplemental information:
Cash paid during the year for:
Cash paid for income taxes	$—	$3,518
Cash paid for interest	97	—

Supplemental schedule of non-cash investing and financing activities:
Digital assets transferred to digital assets - receivable, net	$325,296	$—
Reclassifications from advances to vendor to property and equipment upon receipt of equipment	84,685	59,615
Reclassifications from long-term prepaid to property and equipment	—	3,273
Reclassifications from deposits to property and equipment	2,500	—
Contingent consideration from acquisition	10,000	—
Asset retirement obligation acquired	3,250	—
Dividends received from equity method investment	8,814	12,145
Distribution to noncontrolling interest	326	—

NOTE 19 – SUBSEQUENT EVENTS

Subsequent to March 31, 2025, the Company issued an aggregate 5,220,713 shares of common stock under the 2025 ATM. As a result, the Company had approximately $1.9 billion aggregate offering price remaining under the 2025 ATM.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated or the context otherwise requires, references to “MARA,” “we,” “us,” and the “Company” refer to MARA Holdings, Inc. and its consolidated subsidiaries.

You should read the following discussion and analysis together with our financial statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (this “Quarterly Report”).

This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report, other than statements of historical fact, are forward-looking statements. You can identify forward-looking statements by the use of words such as “may,” “will,” “could,” “anticipate,” “expect,” “intend,” “believe,” “continue” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to such statements. Our forward-looking statements are based on our management’s current assumptions and expectations about future events and trends, which affect or may affect our business, strategy, operations or financial performance. Although we believe that these forward-looking statements are based upon reasonable assumptions, they are subject to numerous known and unknown risks and uncertainties and are made in light of information currently available to us. Our actual financial condition and results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section entitled “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 3, 2025, (our “Annual Report”), which is incorporated herein by reference, as well as in the other public filings we make with the U.S. Securities and Exchange Commission (the “SEC”). You should read this Quarterly Report with the understanding that our actual future financial condition and results may be materially different from and worse than what we expect.

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

BUSINESS OVERVIEW AND TRENDS

Overview

MARA is a vertically integrated digital energy and infrastructure company that leverages high-intensity compute, such as bitcoin mining, to monetize excess energy and optimize power management. We are focused on two key priorities: strategically growing by shifting our model toward low-cost energy with more efficient capital deployment and bringing to market a full suite of solutions for data centers and edge inference, including energy management, load balancing and advanced cooling. As of March 31, 2025, our total energy portfolio consisted of approximately 1.7 gigawatts (“GW”) of capacity with 16 data centers deployed across North America, the Middle East, Europe, and Latin America. We believe we are one of the world’s largest publicly traded bitcoin mining companies, with the majority of our production in the United States.

While we remain a dominant player in bitcoin mining, we have expanded our footprint in energy generation and are investing in research and development to establish a presence in AI and adjacent markets, creating additional revenue opportunities over the long term. We believe the AI industry is shifting towards inference computing, which requires distributed, low-latency, and energy-efficient infrastructure. To support this shift, we are developing modular at the edge infrastructure solutions, including next-generation two-phase immersion cooling (“2PIC”)

systems designed to improve efficiency and sustainability. We are also exploring power management solutions, including load balancing, to provide services to the variable energy demands of AI inference workloads. We intend to continue vertically integrating and further reduce energy costs.

Recent Developments

Highlights from the quarter ended March 31, 2025:

•On February 14, 2025, we completed the acquisition of a wind farm (the “Wind Farm”) in Hansford County, Texas with 240 megawatts (“MW”) of interconnection capacity and 114 MW of nameplate wind capacity. The Wind Farm will utilize previous-generation ASIC mining hardware to provide an avenue for the hardware to continue operating profitably beyond its normal lifecycle.

•On March 11, 2025, we secured a $150.0 million line of credit, collateralized by a portion of our bitcoin holdings, to support general corporate needs. As of March 31, 2025, approximately 3,250 bitcoin remained pledged as collateral in connection with this line of credit.

•On March 28, 2025, we commenced a new at-the-market offering program having an aggregate offering price of up to $2.0 billion.

In addition, during April 2025, we fully energized our 25 MW micro data center initiative at wellheads in North Dakota and Texas, converting excess flared gas into power for our operations. These sites reduce our reliance on grid power and provide us with the lowest cost per bitcoin of our currently operational sites.

Bitcoin Value

Our revenues are generally comprised of block rewards earned in bitcoin as a result of successfully solving blocks, and transaction fees earned for verifying transactions in support of the blockchain. After the halving event of April 2024, the current reward for each solved block is equal to 3.125 bitcoin plus transaction fees. The impacts of halving on our results of operations and financial condition may be exacerbated by changes in the market value of bitcoin, which has historically been subject to significant volatility. For example, as of March 31, 2025, the price of a bitcoin was $82,534, compared to $71,289 as of March 31, 2024.

We continue to retain all bitcoin mined in our operations or purchased, in line with our full holding onto bitcoin (“HODL”) strategy. As of March 31, 2025, we held approximately 47,531 bitcoin, including 14,269 loaned and collateralized bitcoin, on our Condensed Consolidated Balance Sheets with a carrying value of approximately $3.9 billion. The fair value of our bitcoin may be materially impacted as the market value of bitcoin fluctuates. Management believes, given our recent investments, coupled with our relative position and liquidity, we are well-positioned to execute on our long-term growth strategy.

The following table presents our bitcoin digital asset holdings (including loaned and collateralized bitcoin) and the fair value per bitcoin:

	Quantity	Fair Value
March 31, 2025	47,531	$82,534
December 31, 2024	44,893	93,354
September 30, 2024	26,747	63,301
June 30, 2024	18,488	62,668
March 31, 2024	17,320	71,289

Bitcoin Mining Operations

In response to an increased demand for bitcoin, we anticipate additional mining operators entering the market and existing competitors scaling their operations, which will grow the blockchain’s network hashrate and difficulty associated with solving a block. As the overall hashrate and difficulty of the Bitcoin network increases, we will need to continue growing our hashrate to remain competitive.

During the three months ended March 31, 2025, we mined 2,286 bitcoin, a decrease of 525 bitcoin, or 19%, from the prior year period. The decrease was primarily due to the result of the April 2024 halving event and the increase in global hashrate.

As of March 31, 2025, we owned approximately 420,000 mining rigs globally, including our share of mining rigs from our equity method investee, the ADGM entity, with an energized hashrate of approximately 54.3 exahashes per second (“EH/s”). To stay competitive, we remain focused on strategically deploying additional mining rigs and scaling our operations, while managing our fleet as it ages along the obsolescence curve. In addition, we continuously evaluate strategic opportunities to support our growth strategy and seek to enhance operational efficiencies by utilizing efficient mining rigs and securing contracts with price protection clauses.

The following table presents our computing power, miner efficiency and supplemental information as of March 31, 2025 and 2024:

	As of March 31,
	2025	2024
Energized hashrate (“EH/s”) (1)	54.3	27.8
Miner efficiency (in joules per terahash) (2)	19.3	25.0
BTC Yield (3)	3.5%	2.6%
Share of available miner rewards	5.5%	3.1%

(1) We define Energized Hashrate as the total hashrate that could theoretically be generated if all mining rigs that have been operational are currently in operation and running at 100% of manufacturers’ specifications. We use this metric as an indicator of progress in bringing mining rigs online. We believe this metric is a useful indicator of potential bitcoin production. However, metrics cannot be tied directly to any production level expected to be actually achieved as (a) there may be delays in the energization of hashrate (b) we cannot predict when operational mining rigs may be offline for any reason, including curtailment or machine failure and (c) we cannot predict Global Hashrate (and therefore our share of the Global Hashrate), which has a significant impact on our ability to generate bitcoin in any given period.

(2) The average number of joules of energy required to produce one terahash of computing power.

(3) BTC Yield is a key performance indicator that represents the percentage change period-to-period of the ratio between our bitcoin holdings and our Assumed Fully Diluted Shares Outstanding. Assumed Fully Diluted Shares Outstanding refers to the aggregate of our actual shares of common stock outstanding as of the end of the applicable period plus all additional shares that would result from the assumed conversion of all outstanding convertible notes inclusive of the potential make-whole fundamental change provision, exercise of all outstanding warrants and settlement of all outstanding restricted stock units and performance-based restricted stock units.

Energy Cost

Energy cost is the most significant cost driver for mining and represented 38.3%, as a percentage of our owned mining revenues for the three months ended March 31, 2025. This excludes energy costs from third party hosted sites.

Energy cost can be highly volatile, cyclical and sensitive to geopolitical events and weather conditions, such as winter storms and earthquakes, which impact supply and demand for power regionally. All of our owned mining sites and our hosted miners are subject to variable prices and market rate fluctuations with respect to wholesale energy costs. Such costs are governed by various power purchase agreements, and energy prices can change hour to hour and by location. While this renders energy prices less predictable, it also gives us greater ability and flexibility to actively manage the energy we consume with a goal of increasing profitability and energy efficiency. When such events occur, we may curtail our operations to avoid using power at increased rates. Although we do not receive significant compensation for curtailment, the dispatchable load of our bitcoin mining operations helps balance the grid and provides electricity to communities when in need. The average price of direct energy we paid for our owned facilities for the three months ended March 31, 2025 was $0.04 per kilowatt hour (“kWh”).

	Three Months Ended March 31,
	2025	2024
Owned Facilities Statistics
Purchased energy costs per BTC (1)	$35,728	$12,953

Supplemental Information
Total BTC produced during the period, in whole BTC at owned facilities (2)	1,217	470
Average BTC per day, in whole BTC (2)	13.5	5.2
Purchased energy cost per kWh (3)	$0.04	NM
NM - Not meaningful

(1) Purchased energy cost per BTC is calculated as the amounts paid to power providers for power consumed divided by the quantity of bitcoin produced during the period related to our owned mining operations. In addition to the impact of the April 2024 halving event, purchased energy costs increased due to broad-based increases in energy costs.

(2) In 2024, the Company scaled its mining operations through acquisitions and deployment of additional infrastructure, resulting in an increase in its share of BTC block rewards. The growth was partially mitigated by the BTC halving event.

(3) Purchased energy cost per kWh is calculated using the amounts paid to power providers for power consumed divided by the kWh consumed related to our owned bitcoin mining operations. In the first quarter of 2024, this metric was not meaningful as we were in the early stages of our transition to a vertically integrated operating model focused on owned infrastructure. This transition began in January 2024, when we commenced acquiring data centers to support owned mining operations, which initially represented a limited portion of our overall operations during the period.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

Revenues

	Three Months Ended March 31,		Change
(in thousands)	2025	2024	$
Bitcoin (“BTC”) mining revenue	$207,760	$138,841	$68,919
Other digital assets mining revenue	2,170	4,454	(2,284)
Hosting services	1,151	20,775	(19,624)
Other revenue	2,803	1,128	1,675
Revenues	$213,884	$165,198	$48,686

Supplemental Information
BTC produced during the period, in whole BTC (1)	2,286	2,811	(525)
Average BTC per day, in whole BTC	25.4	30.9	(5.5)
Average price of BTC mined (2)	$93,317	$52,591	$40,726
Number of blocks won	666	368	298
Transaction fees as a percentage of total	1.4%	7.0%	(5.6)%

(1) Includes 60 and 171 bitcoin representing our share of the equity method investee, the ADGM entity, for the three months ended March 31, 2025 and 2024, respectively.

(2) Average price of BTC mined is calculated using BTC mining revenue divided by the bitcoin production, excluding our share of the bitcoin produced for the equity method investee, the ADGM entity.

We generated revenues of $213.9 million for the three months ended March 31, 2025, compared to $165.2 million in the prior year period. The $48.7 million, or approximately 30%, increase in revenues was primarily driven by an increase in bitcoin mining revenue partially offset by a decrease in hosting services. The $68.9 million increase in bitcoin mining revenue was primarily driven by a 77% increase in the average bitcoin price, which contributed $90.7 million, partially offset by a $21.8 million decrease in bitcoin production due to halving.

During the three months ended March 31, 2025 and 2024, revenue from hosting services was $1.2 million and $20.8 million, respectively, a decrease of $19.6 million due to the termination of various hosting agreements from the GC Data Center Acquisition during 2024.

Costs and expenses

Purchased energy, third party hosting and other energy and operating and maintenance costs

	Three Months Ended March 31,		Change
(in thousands)	2025	2024	$
Purchased energy costs	$43,481	$6,088	$37,393
Third party hosting and other energy costs	68,183	69,566	(1,383)
Operating and maintenance costs	19,794	15,814	3,980

Supplemental Information
Cost per Petahash per day (1)	$28.5	$38.1	$(9.6)
Purchased energy costs per BTC (2)	$35,728	$12,953	$22,775

(1) Cost per Petahash per day is calculated using bitcoin mining costs attributable to purchased energy costs, third party hosting and other energy costs and operating and maintenance costs, divided by the daily average operational hashrate online during the period, excluding our share of the hashrate for the equity method investee, the ADGM Entity, and share of hashrate from our noncontrolling interest, by a factor of 1,000.

(2) Purchased energy cost per BTC is calculated as the amounts paid to power providers for power consumed divided by the quantity of bitcoin produced during the period related to our owned mining operations.

Purchased energy costs during the three months ended March 31, 2025 totaled $43.5 million compared to $6.1 million in the prior year period, an increase of $37.4 million or approximately 614%. Purchased energy costs consist of power expenses paid to power providers for power consumed related to our owned bitcoin mining operations. The increase was primarily driven by the expansion of our owned mining sites through acquisitions and the growth in our hashrate to 54.3 EH/s. Our Cost per Petahash per day improved to $28.5 from $38.1, or approximately 25%, compared to the prior year period despite a higher network difficulty due to an increase in global hashrate. For the three months ended March 31, 2025. Purchased energy cost per bitcoin for our owned mining sites was $35,728 compared to $12,953 in the prior year period.

Third party hosting and other energy costs during the three months ended March 31, 2025 totaled $68.2 million compared to $69.6 million in the prior year period, a decrease of $1.4 million or approximately 2%. These costs consist of colocation services related to third party hosted sites and energy expenses related to mining other digital assets. The decrease was primarily due to a decrease in hosting related operating costs and unexpected equipment downtime in the prior year period, offset by an increase in energized miners at third party hosted facilities.

Operating and maintenance costs during the three months ended March 31, 2025 totaled $19.8 million compared to $15.8 million in the prior year period, an increase of $4.0 million or approximately 25%. The increase in operating and maintenance costs was primarily due to an increase in shipping and warehouse fees and site repair and maintenance fees associated with our mining operations compared to the prior year period.

Refer to Note 2 – Summary of Significant Accounting Policies in the notes to our Condensed Consolidated Financial Statements for further information on our presentation change relating to our costs.

General and administrative expenses

General and administrative expenses were $85.9 million for the three months ended March 31, 2025, compared to $68.9 million in the prior year period. General and administrative expenses consist of stock based compensation, professional and legal fees and other people and office expenses. The $17.0 million, or approximately 25%, increase was primarily due to an increase in the scale of business and acquisitions, an increase in our employee headcount from 72 to 171 and an increase in professional fees as part of our strategic expansion. Stock based compensation decreased $3.0 million primarily due to the timing of grants. Restricted stock units awarded for 2023 performance were granted earlier during the three months ended March 31, 2024 compared to the grant of 2025 performance-based restricted stock units (“PSUs”).

Depreciation and amortization

Depreciation and amortization during the three months ended March 31, 2025 totaled $157.9 million compared to $81.6 million in the prior year prior. The $76.3 million, or approximately 94%, increase was primarily due to the deployment of additional mining rigs and an overall increased scale of business.

Change in fair value of digital assets

We recognized a loss on digital assets of $394.2 million for the three months ended March 31, 2025 compared to a gain of $488.8 million in the prior year period. The $883.0 million, or approximately 181%, decrease was primarily related to the change in bitcoin price from $93,354 to $82,534, from December 31, 2024 to March 31, 2025, respectively and the underlying digital assets held. As of March 31, 2025, we had 47,531 bitcoin, an increase of 174% compared to the prior year period.

Change in fair value of derivative instrument

We recognized a gain on the change in fair value of derivative instrument of $26.8 million for the three months ended March 31, 2025 compared to a loss of $15.3 million in the prior year period, to adjust the fair value of the commodity swap contract acquired in the GC Data Center Acquisition, which meets the definition of a derivative instrument and is measured each reporting period at fair value. The changes in fair value are primarily due to the movement in electricity forward curves prices during the respective periods.

Taxes other than on income

Taxes other than on income were $3.1 million for the three months ended March 31, 2025 compared to $2.5 million in the prior year period. Taxes other than on income consist primarily of property and sales and use taxes.

Early termination expenses

In the first quarter of 2024, we entered into termination and transition agreements with the operator from the GC Data Center Acquisition, for an early termination fee of $13.5 million. In addition, we entered into an agreement for the early termination of a data center hosting agreement with one of its customers, upon which we forgave an outstanding accounts receivable balance of $8.6 million.

Research and development

Research and development expenses were $9.3 million for the three months ended March 31, 2025 compared to $2.5 million in the prior year period. The $6.8 million, or approximately 277% increase, was primarily due to the increase in contractor costs, supplies, personnel, and related expenses for our mining and technology businesses.

Other income (loss)

Change in fair value of digital assets - receivable, net

We recognized a loss on digital assets - receivables, net of $116.1 million for the three months ended March 31, 2025, for the fair value recognized in connection with the lending agreements with various counterparties and collateralized bitcoin in connection with the lines of credit. There were no such activities in the prior year period.

Equity in net earnings of unconsolidated affiliate

During the three months ended March 31, 2025, we recorded our share of net loss for our 20% interest in the ADGM Entity of nearly zero, compared to an income of $1.3 million in the prior year period. Our share of the ADGM Entity’s operating results included earnings from the production of 60 bitcoin and approximately $3.1 million of depreciation and amortization during the three months ended March 31, 2025, whereas in the prior year period, our share of ADGM Entity’s operating results included earnings from production of 171 bitcoin, a $4.1 million impairment of property and equipment and approximately $2.6 million of depreciation and amortization.

Interest income, interest expense and other

	Three Months Ended March 31,		Change
(in thousands)	2025	2024	$
Interest income	$11,995	$2,573	$9,422
Interest expense	(9,941)	(1,256)	(8,685)
Other	2,474	2,944	(470)

Interest income increased by $9.4 million compared to the prior year period, primarily due to a higher average balance of cash and cash equivalents and interest earned on loaned bitcoin. Interest expense increased for the three months ended March 31, 2025 by $8.7 million primarily due to the Convertible Notes and the Line of Credit. Other of $2.5 million for the three months ended March 31, 2025 primarily related to a net gain on investments of $12.4 million, partially offset by a $7.7 million loss on bitcoin derivative settlements and an adjustment to the allowance for credit loss related to additional bitcoin collateralized during the quarter.

Income tax benefit (expense)

We recorded income tax benefit of $119.2 million for the three months ended March 31, 2025 compared to an income tax expense of $38.1 million in the prior year period. The $119.2 million income tax benefit primarily reflects changes in pretax book income and loss during the periods, driven largely by fair value adjustments related to digital assets. The income tax benefit was partially offset by the prior year’s release of the valuation allowance.

NON-GAAP FINANCIAL MEASURES

In order to provide a more comprehensive understanding of the information used by our management team in financial and operational decision-making, we supplement our Condensed Consolidated Financial Statements that have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) with the non-GAAP financial measure of Adjusted EBITDA.

We define Adjusted EBITDA as (a) GAAP net income (loss) attributable to common stockholders plus (b) adjustments to add back the impacts of (1) interest, (2) income taxes, (3) depreciation and amortization and (4) adjustments for non-cash and/or non-recurring items, which currently include (i) stock compensation expense, (ii) change in fair value of derivative instrument, (iii) net gain on investments and (iv) early termination expenses.

Management uses Adjusted EBITDA, along with the supplemental information provided herein, as a means of understanding, managing and evaluating business performance and to help inform operating decision-making. We rely primarily on our Condensed Consolidated Financial Statements to understand, manage and evaluate our financial performance and uses non-GAAP financial measures only supplementally.

We believe that Adjusted EBITDA is a useful measure to us and to our investors because it excludes certain financial, capital structure and non-cash items that we do not believe directly reflect our core operations and may not be indicative of our recurring operations, in part because they may vary widely across time and within our industry independent of the performance of our core operations. We believe that excluding these items enables us to more effectively evaluate our performance period-over-period and relative to our competitors.

Adjusted EBITDA is not a recognized financial measure under GAAP. When analyzing our operating results, investors should use Adjusted EBITDA in addition to, but not as an alternative for, the most directly comparable financial results calculated and presented in accordance with GAAP. Because our calculation of Adjusted EBITDA may differ from that of other companies, our presentation of this measure may not be comparable to similarly titled measures of other companies.

Certain prior period information has been reclassified to conform to the current period presentation.

The following table provides a reconciliation of GAAP net income (loss) to Adjusted EBITDA:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net income (loss) attributable to common stockholders	$(533,199)	$337,173
Interest income, net	(2,054)	(1,317)
Income tax expense (benefit)	(119,172)	38,051
Depreciation and amortization (1)	161,002	84,185
EBITDA	(493,423)	458,092
Stock based compensation expense	49,115	51,913
Change in fair value of derivative instrument	(26,828)	15,252
Net gain on investments (2)	(12,429)	(5,236)
Early termination expenses	—	22,097
Adjusted EBITDA	$(483,565)	$542,118

(1) Includes approximately $3.1 million and $2.6 million of depreciation and amortization from our share in the results of our equity method investee, the ADGM entity, reported in “Equity in net earnings of unconsolidated affiliate” for the three months ended March 31, 2025 and 2024, respectively, on the Condensed Consolidated Statements of Operations. Additionally, for the three months ended March 31, 2024, depreciation and amortization includes $0.6 million amortization that was previously classified within general and administrative on the Condensed Consolidated Statements of Operations.

(2) Net gain on investments is reported in “Other” on the Condensed Consolidated Statements of Operations. Refer to Note 9 – Investments in the notes to our Condensed Consolidated Financial Statements for further information.

FINANCIAL CONDITION AND LIQUIDITY

The following table presents a summary of our cash flow activity for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(215,488)	$(88,340)
Net cash used in investing activities	(209,846)	(416,591)
Net cash provided by financing activities	229,778	471,886
Net decrease in cash, cash equivalents and restricted cash	(195,556)	(33,045)
Cash, cash equivalents and restricted cash — beginning of period	403,771	357,313
Cash, cash equivalents and restricted cash — end of period	$208,215	$324,268

Cash flows for the three months ended March 31, 2025: Cash, cash equivalents and restricted cash totaled $208.2 million at March 31, 2025, a decrease of $195.6 million from December 31, 2024.

Cash flows from operating activities resulted in a use of funds of $215.5 million, as net income (loss), adjusted for non-cash and non-operating items, in the amount of $34.7 million was offset by the use of cash of $250.2 million from changes in operating assets and liabilities. When we produce and hold bitcoin on our Condensed Consolidated Balance Sheets, we exclude such bitcoin from our operating cash flows. If we monetize bitcoin in the future, those proceeds are reported as cash flows from investing activities. Changes in cash flows from operating assets and liabilities were driven by a use of funds associated with changes in digital assets of $212.7 million due to the non-cash adjustment for bitcoin mining revenues and deposits of $6.6 million resulting from increased deposits associated with hosting agreements and renewable energy credits.

Cash flows from investing activities resulted in a use of funds of $209.8 million, primarily resulting from the use of funds for advances to vendors of $97.4 million, purchase of property and equipment of $38.9 million, the purchase of 340 bitcoin for $27.1 million and payment of $36.3 million to acquire the Wind Farm for an additional 114 MW of nameplate capacity. The use of funds was partially offset by proceeds from the sale of digital assets of $8.7 million and the sale of property and equipment of $3.5 million.

Cash flows from financing activities resulted in a source of cash of $229.8 million, primarily from the periodic issuance of common stock under our 2024 ATM of $100.1 million and securing an additional $150.0 million line of credit. As of March 31, 2025, the facility was fully utilized.

Bitcoin holdings: At March 31, 2025, we held a total of 47,531 bitcoin, including 14,269 loaned and collateralized bitcoin, on our Condensed Consolidated Balance Sheets with a total fair value of $3.9 billion. The fair value of a single bitcoin was approximately $82,534 at March 31, 2025.

Approximately 7,377 of our total bitcoin holdings were loaned to third parties to generate additional return and 6,892 bitcoin were utilized as collateral for borrowings. Loaned and collateralized bitcoin are classified as “Digital asset - receivables, net” on the Condensed Consolidated Balance Sheets with a carrying value of $1.2 billion.

Consistent with our HODL strategy, the remaining 33,263 unrestricted bitcoin were classified as long-term digital assets on the Condensed Consolidated Balance Sheets with a fair value of $2.7 billion. Our holdings as of March 31, 2025 excluded 4 bitcoin held by our equity method investee, pending dividend to us.

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

At-the-Market Offering Programs and Proceeds: As of March 31, 2025, we sold 5,428,548 shares of common stock for an aggregate purchase price of $100.1 million, net of commission and offering expenses of $2.6 million, pursuant to the 2024 ATM, which was terminated and replaced with the 2025 ATM on March 28, 2025. As of March 31, 2025, approximately $2.0 billion of our common stock remained available for issuance and sale pursuant to the 2025 ATM.

Liquidity and Capital Resources: Cash and cash equivalents, excluding restricted cash, totaled $196.2 million and the fair value of digital asset holdings, including loaned and collateralized bitcoin, was $3.9 billion at March 31, 2025. The combined value of cash and cash equivalents, excluding restricted cash, and digital assets, including loaned and collateralized bitcoin, totaled nearly $4.1 billion as of March 31, 2025.

We expect that Staff Accounting Bulletin (“SAB”) 122’s rescission of SAB 121, which required an entity to recognize a liability and corresponding asset for its obligation to safeguard crypto-assets, will increase commercial banks’ activity in our sector and provide us with expanded access to traditional financing, such as debt financing, project financing and other capital. Our access to financing sources on terms acceptable to us or at all is subject to market and other conditions.

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

•Deteriorating macroeconomic conditions, including the impacts of inflation, high interest rates, tariffs and trade wars, a prolonged recession, as well as instability in the banking system; and

•Failure to access financing on terms acceptable to us or at all.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We contract with service providers for hosting our equipment and operational support in data centers where our equipment is deployed. Under these arrangements, we expect to pay at a minimum approximately (i) $161.9 million during the remainder of calendar year 2025 and (ii) $306.2 million in total payments during the calendar years 2026 through 2028. Under certain arrangements, we are required to pay variable pass-through power and service fees in addition to the estimated minimum amounts.

As of March 31, 2025, we had a remaining commitment of approximately $23.5 million due for the purchase of miners and other mining equipment per our purchase agreements, to be paid in periodic installments throughout 2025.

Assuming the remaining outstanding Convertible Notes are not converted into common stock, repurchased or redeemed prior to maturity, (i) remaining interest payments of approximately $0.5 million and $4.8 million through the remainder of the calendar year 2025 for the 1.0% Convertible Senior Notes due 2026 (the “December 2026 Notes”) and the 2.125% Convertible Senior Notes due 2031 (the “September 2031 Notes”), respectively, (ii) annual interest payments of approximately $0.7 million in the 2026 calendar year in connection with the December 2026 Notes and annual interest payments of approximately $6.4 million in each calendar year from 2026 through 2031 in connection with the September 2031 Notes and (iii) principal for each of the Convertible Notes upon maturity, for a total of $2.3 billion, will be payable under the terms of the Convertible Notes. Refer to Note 14 – Debt in the notes to our Condensed Consolidated Financial Statements, for further information.

We have operating and finance lease obligations related to land and office buildings. We expect to make payments of $1.8 million and $0.2 million related to operating and finance leases, respectively, for the remainder of 2025 and $65.5 million and $89.6 million related to operating and finance leases, respectively, thereafter. Refer to Note 15 – Leases in the notes to our Condensed Consolidated Financial Statements, for further information.

On March 11, 2025, we secured an additional line of credit for $150.0 million, collateralized by 3,250 of our bitcoin holdings. We used the funds for general corporate purposes. As of March 31, 2025, the facility was fully utilized.

CRITICAL ACCOUNTING ESTIMATES

We are not aware of any material changes to our critical accounting estimates set forth under the caption “Critical Accounting Estimates” in Part II, Item 7 of our Annual Report, which is incorporated herein by reference.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 – Summary of Significant Accounting Policies to our Condensed Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not aware of any material changes to our disclosures regarding market risks in connection with our bitcoin holdings. Refer to Part II, Item 7A of our Annual Report, which is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in conducting a cost-benefit analysis of possible controls and procedures.

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

To file a report, use the Client Code “MarathonPG” and pick one of the following options:

•Call: 1-877-647-3335

•Click: http://www.RedFlagReporting.com

Change in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting other than the ongoing remediation efforts undertaken by management.

PART II

ITEM 1. LEGAL PROCEEDINGS

Other than as disclosed under the caption “Contingencies—Legal Proceedings” in Note 16 - Commitments and Contingencies in the notes to our Condensed Consolidated Financial Statements included in this Quarterly Report, we are presently not a party to any material litigation or regulatory proceeding and are not aware of any pending or threatened litigation or regulatory proceeding against us which, individually or in the aggregate, could have a material adverse effect on our business, operating results, financial condition or cash flows.

ITEM 1A. RISK FACTORS

We are not aware of any material changes to the risk factors set forth under the caption “Risk Factors” in Part I, Item 1A of our Annual Report, which are incorporated herein by reference. The risks described in our Annual Report are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business, financial condition, operating results, liquidity, and future prospects.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Director and Officer Trading Plans and Arrangements

On March 6, 2025, Douglas Mellinger, a member of the Company’s board of directors, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “10b5-1 Plan”). Mr. Mellinger’s 10b5-1 Plan provides for the potential sale of up to 13,000 shares of the Company’s common stock between the first potential sale date on June 6, 2025 and the expiration of the 10b5-1 Plan on June 30, 2026. Mr. Mellinger’s existing 10b5-1 Plan will expire on May 13, 2025.

On March 10, 2025, Jay Leupp, a member of the Company’s board of directors, entered into a 10b5-1 Plan. Mr. Leupp’s 10b5-1 Plan provides for the potential sale of up to 33,500 shares of the Company’s common stock between the first potential sale date on June 9, 2025 and the expiration of the 10b5-1 Plan on March 31, 2026. Mr. Leupp’s existing 10b5-1 Plan will expire on June 5, 2025.

On March 14, 2025, Salman Khan, Chief Financial Officer, entered into a 10b5-1 Plan. Mr. Khan’s 10b5-1 Plan provides for the potential sale of up to 69,465 shares of the Company’s common stock between the first potential sale date on June 12, 2025 and the expiration of the 10b5-1 Plan on December 31, 2025. Mr. Khan’s existing 10b5-1 Plan will expire on May 30, 2025.

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Quarterly Report.

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Provided Herewith
3.1	Restated Articles of Incorporation of the Company	Form 10-K	3/3/2025	3.1
3.2	Amended and Restated Bylaws of the Company	Form 10-K	3/3/2025	3.2
4.1	Certification of Designation of Series X Preferred Stock	Form 8-K	1/10/2025	3.1
4.2	Certificate of Withdrawal, dated February 21, 2025	Form 8-K	2/21/2025	3.2
10.1	Subscription and Investment Representation Agreement, dated January 8, 2025, by and between MARA Holdings, Inc. and the Purchaser	Form 8-K	1/10/2025	10.1
10.2	At The Market Offering Agreement, dated March 28, 2025	Form 8-K	3/28/2025	1.1
10.3	Amended and Restated 2018 Equity Incentive Plan				X
10.4	First Amendment to Amended and Restated 2018 Equity Incentive Plan	Form 8-K	6/28/2024	10.1
10.5	2025 Form of Restricted Stock Unit Agreement under the MARA Holdings, Inc. Amended and Restated 2018 Equity Incentive Plan	Form 8-K	2/28/2025	10.1
10.6	2025 Form of Performance Based Restricted Stock Unit Awards under the MARA Holdings, Inc. Amended and Restated 2018 Equity Incentive Plan				X
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

Date:	May 8, 2025

MARA HOLDINGS, INC.

		By:	/s/ Fred Thiel
		Name:	Fred Thiel
		Title:	Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

		By:	/s/ Salman Khan
		Name:	Salman Khan
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)