Form 10-Q
period 2025-06-30
MARA Holdings, Inc.
filed 2025-07-29
CIK 1507605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from _______to______

Commission File Number: 001-36555

 MARA HOLDINGS, INC.
(Exact name of registrant as specified in charter)

Nevada	01-0949984
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1010 South Federal Highway, Suite 2700, Hallandale Beach, FL	33009
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 800-804-1690

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	MARA	The Nasdaq Capital Market
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

As of July 22, 2025, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 370,457,880.

PART I

ITEM 1. FINANCIAL STATEMENTS

MARA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
(in thousands, except share and per share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$109,475	$391,771
Restricted cash	12,000	12,000
Digital assets, current portion	2,259	4,327
Other receivables	31,026	6,345
Deposits	19,428	18,778
Derivative instrument, current portion	21,046	1,542
Prepaid expenses and other current assets	41,221	35,610
Total current assets	236,455	470,373

Digital assets, net of current portion	3,686,882	3,223,989
Digital assets - receivable, net	1,646,478	960,057
Property and equipment, net	1,634,053	1,549,491
Advances to vendors	6,261	121,298
Investments	134,259	111,493
Long-term deposits	211,345	240,651
Long-term prepaids	12,748	14,221
Operating lease right-of-use assets	32,996	16,874
Derivative instrument, net of current portion	35,040	7,405
Goodwill	82,776	82,751
Intangible assets, net	2,150	2,714
Total long-term assets	7,484,988	6,330,944
TOTAL ASSETS	$7,721,443	$6,801,317

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$9,837	$12,556
Accrued expenses	56,803	76,887
Line of credit, current portion	350,000	—
Operating lease liabilities, current portion	1,052	239
Finance lease liability, current portion	173	168
Other current liabilities	23,155	5,347
Total current liabilities	441,020	95,197
See accompanying notes to the Condensed Consolidated Financial Statements

Notes payable	2,250,546	2,246,578
Line of credit, net of current portion	—	200,000
Operating lease liabilities, net of current portion	39,722	22,977
Finance lease liability, net of current portion	3,817	3,709
Deferred tax liabilities	178,083	88,503
Other long-term liabilities	12,043	8,411
Total long-term liabilities	2,484,211	2,570,178

Commitments and Contingencies (Note 15)

Equity:
Preferred stock, par value $0.0001 per share, 50,000,000 shares authorized; no shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, par value $0.0001 per share, 800,000,000 shares authorized; 362,337,906 shares and 340,258,453 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	36	34
Additional paid-in capital	4,542,968	4,155,386
Accumulated earnings (deficit)	248,649	(26,387)
Total stockholders’ equity attributable to MARA	4,791,653	4,129,033
Noncontrolling interest	4,559	6,909
Total equity	4,796,212	4,135,942
TOTAL LIABILITIES AND EQUITY	$7,721,443	$6,801,317
See accompanying notes to the Condensed Consolidated Financial Statements

MARA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2025	2024	2025	2024
Revenues	$238,485	$145,139	$452,369	$310,337

Costs and operating expenses (income)
Purchased energy costs	41,730	26,113	85,211	32,201
Third-party hosting and other energy costs	69,029	54,020	137,212	123,586
Operating and maintenance costs	22,362	15,595	42,156	31,409
General and administrative	92,948	53,492	178,813	122,398
Depreciation and amortization	161,741	107,508	319,638	189,110
Change in fair value of digital assets	(846,027)	147,999	(451,865)	(340,808)
Change in fair value of derivative instrument	(20,311)	(38,251)	(47,139)	(22,999)
Impairment of assets	26,253	—	26,253	—
Taxes other than on income	2,437	1,555	5,532	4,065
Early termination expenses	—	5,660	—	27,757
Research and development	8,546	3,845	17,844	6,311
Total costs and operating expenses (income)	(441,292)	377,536	313,655	173,030
Operating income (loss)	679,777	(232,397)	138,714	137,307

Other income
Change in fair value of digital assets - receivable, net	346,547	—	230,480	—
Interest income	9,631	2,308	21,626	4,881
Interest expense	(12,835)	(1,369)	(22,776)	(2,625)
Equity in net earnings of unconsolidated affiliate	(902)	49	(915)	1,308
Other	(5,509)	93	(3,035)	3,037
Total other income	336,932	1,081	225,380	6,601
Income (loss) before income taxes	1,016,709	(231,316)	364,094	143,908
Income tax benefit (expense)	(208,504)	31,657	(89,332)	(6,394)
Net income (loss)	$808,205	$(199,659)	$274,762	$137,514
Less: net loss attributable to noncontrolling interest	30	—	274	—
Net income (loss) attributable to common stockholders	$808,235	$(199,659)	$275,036	$137,514

Net income (loss) per share of common stock - basic	$2.29	$(0.72)	$0.79	$0.51
Weighted average shares of common stock - basic	352,901,683	278,674,506	348,524,166	268,899,932

Net income (loss) per share of common stock - diluted	$1.84	$(0.72)	$0.64	$0.50
Weighted average shares of common stock - diluted	440,912,159	278,674,506	436,271,805	277,959,660

See accompanying notes to the Condensed Consolidated Financial Statements

MARA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

For the Three Months Ended June 30, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
(in thousands, except share data)	Number	Amount
Balance at March 31, 2025	346,279,403	$34	$4,284,279	$(559,586)	$3,724,727	$3,953	$3,728,680
Stock-based compensation, net of tax withholding	2,157,781	—	54,656	—	54,656	—	54,656
Issuance of common stock, net of offering costs	14,977,998	2	219,201	—	219,203	—	219,203
Repurchase of shares in settlement of restricted stock	(1,077,276)	—	(15,168)	—	(15,168)	—	(15,168)
Contribution from noncontrolling interest	—	—	—	—	—	636	636
Net income (loss)	—	—	—	808,235	808,235	(30)	808,205
Balance at June 30, 2025	362,337,906	$36	$4,542,968	$248,649	$4,791,653	$4,559	$4,796,212

For the Six Months Ended June 30, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
(in thousands, except share data)	Number	Amount
Balance at December 31, 2024	340,258,453	$34	$4,155,386	$(26,387)	$4,129,033	$6,909	$4,135,942
Stock-based compensation, net of tax withholding	3,898,871	—	103,771	—	103,771	—	103,771
Issuance of common stock, net of offering costs	20,406,546	2	319,341	—	319,343	—	319,343
Repurchase of shares in settlement of restricted stock	(2,225,964)	—	(35,530)	—	(35,530)	—	(35,530)
Distribution to noncontrolling interest	—	—	—	—	—	(2,076)	(2,076)
Net income (loss)	—	—	—	275,036	275,036	(274)	274,762
Balance at June 30, 2025	362,337,906	$36	$4,542,968	$248,649	$4,791,653	$4,559	$4,796,212

See accompanying notes to the Condensed Consolidated Financial Statements

For the Three Months Ended June 30, 2024

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
(in thousands, except share data)	Number	Amount
Balance at March 31, 2024	268,944,172	$27	$2,707,333	$(230,467)	$2,476,893	$—	$2,476,893
Stock-based compensation, net of tax withholding	1,008,225	—	27,049	—	27,049	—	27,049
Issuance of common stock, net of offering costs	17,472,602	1	344,949	—	344,950	—	344,950
Repurchase of shares in settlement of restricted stock	(378,420)	—	(6,578)	—	(6,578)	—	(6,578)
Net loss	—	—	—	(199,659)	(199,659)	—	(199,659)
Balance at June 30, 2024	287,046,579	$28	$3,072,753	$(430,126)	$2,642,655	$—	$2,642,655

For the Six Months Ended June 30, 2024

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
(in thousands, except share data)	Number	Amount
Balance at December 31, 2023	242,829,391	$24	$2,183,537	$(567,640)	$1,615,921	$—	$1,615,921
Stock-based compensation, net of tax withholding	3,320,993	—	78,090	—	78,090	—	78,090
Issuance of common stock, net of offering costs	42,135,953	4	834,239	—	834,243	—	834,243
Repurchase of shares in settlement of restricted stock	(1,239,758)	—	(23,113)	—	(23,113)	—	(23,113)
Net income	—	—	—	137,514	137,514	—	137,514
Balance at June 30, 2024	287,046,579	$28	$3,072,753	$(430,126)	$2,642,655	$—	$2,642,655
See accompanying notes to the Condensed Consolidated Financial Statements

MARA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(in thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$274,762	$137,514
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	319,638	189,110
Deferred tax expense	89,580	5,556
Change in fair value of digital assets and digital assets - receivable, net	(682,345)	(340,808)
Impairment of assets	26,253	—
Net gain on investments	(12,429)	(5,236)
Stock-based compensation	103,771	80,245
Change in fair value of derivative instrument	(47,139)	(22,999)
Early termination expenses	—	27,757
Equity in net earnings of unconsolidated affiliate	915	(1,308)
Other adjustments from operations, net	4,260	890
Changes in operating assets and liabilities	(456,197)	(274,232)
Net cash used in operating activities	(378,931)	(203,511)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances to vendors	(108,392)	(465,277)
Acquisition, net of cash acquired	(36,369)	(275,880)
Purchase of property and equipment	(157,771)	(26,309)
Proceeds from sale of property and equipment	3,674	—
Proceeds from sale of digital assets	14,252	113,701
Purchase of digital assets	(27,131)	(19,026)
Investment in equity method investments	(5,828)	(13,791)
Purchase of equity investments	(19,445)	(8,005)
Net cash used in investing activities	(337,010)	(694,587)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	319,343	834,243
Repurchase of shares in settlement of restricted stock	(35,530)	(23,113)
Line of credit	150,000	—
Repayment of finance lease liabilities	(168)	(163)
Cash paid for shares withheld for taxes	—	(2,155)
Net cash provided by financing activities	433,645	808,812

Net decrease in cash, cash equivalents and restricted cash	(282,296)	(89,286)
Cash, cash equivalents and restricted cash — beginning of period	403,771	357,313
Cash, cash equivalents and restricted cash — end of period	$121,475	$268,027
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

Reclassifications

Effective the first quarter of 2025, the Company made certain changes to the presentation of its Condensed Consolidated Statements of Operations to provide greater transparency and improve the usefulness of its financial reporting. Specifically, the Company disaggregated cost of revenue and certain operating expenses into the following new line items: “Purchased energy costs,” “Third-party hosting and other energy costs” and “Operating and maintenance costs.” In addition, cost of depreciation and amortization and amortization of intangibles have been aggregated into a single line item titled “Depreciation and amortization.” The Company also began separately presenting expenses related to “Taxes other than on income,” which were previously included within general and administrative expenses.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalent balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). During March 2023, the Company began to participate, to the extent practicable, in insured cash sweep programs which “sweep” its deposits across multiple FDIC insured accounts, each with deposits of no more than $250.0 thousand. As of June 30, 2025, substantially all of the Company’s cash and cash equivalents were FDIC insured.

Restricted Cash

Restricted cash as of June 30, 2025 principally represented those cash balances that support commercial letters of credit and are restricted from withdrawal.

Digital Assets

The Company holds bitcoin for long-term investment purposes as a bitcoin investment approach, retains all bitcoin mined in its operations, and may periodically make strategic open market purchases of bitcoin. The Company seeks to generate returns on its holdings, as bitcoin price appreciates and actively pursues risk-adjusted return opportunities to generate cash flows that supports its operating expenses. As a result, bitcoin digital assets are included in non-current assets on the Condensed Consolidated Balance Sheets due to the Company’s intent to retain and hold bitcoin. Other digital assets are held with the intent to fund operating expenses and are included in current assets on the Condensed Consolidated Balance Sheets. In addition, digital assets that are loaned, actively managed or pledged as collateral are reported as “Digital assets - receivable, net” and classified as long-term assets on the Condensed Consolidated Balance Sheets, consistent with the Company’s intent to retain all bitcoin under its bitcoin investment approach. Proceeds from the sale of digital assets are included within investing activities in the accompanying Condensed Consolidated Statement of Cash Flows. Following the adoption of Accounting Standards Update (“ASU”) 2023-08, Accounting for and Disclosure of Crypto Assets, effective January 1, 2023, the Company measures digital assets at fair value with changes recognized on the Condensed Consolidated Statements of Operations, in accordance with ASC 350-60 - Intangibles - Goodwill and Other - Crypto Assets (“ASC 350-60”). The Company tracks its cost basis of digital assets in accordance with the first-in-first-out method of accounting. Refer to Note 5 – Digital Assets, for further information.

Digital Assets - Receivable, net

The Company lends digital assets to counterparties under fixed term loans. In addition, the Company has pledged bitcoin as collateral for the Line of Credit (as defined below). Digital asset receivables that do not have a prespecified maturity date are repayable at the Company’s option, subject to notice between three and 35 business days. While the loan is outstanding, the borrower has the right and the ability to use the digital assets at its discretion, including the ability to sell or pledge the borrowed digital assets to third parties. At the conclusion of the loan, the borrower is obligated to return the same type and quantity of digital assets as those lent by the Company.

The digital asset receivables are initially measured upon transfer at fair value and subsequently remeasured at fair value at the end of each reporting period. The changes in fair value are recognized on the Condensed Consolidated Statements of Operations, in accordance with ASC 350-60. A loan fee is accrued daily based on the amount owing, paid on a monthly basis consistent with each loan’s terms.

Additionally, the Company established a separately managed account (“SMA”) with an external full-service advisor and transferred an allotted amount of the Company’s bitcoin holdings to be actively managed under such agreement. The SMA is managed within defined parameters intended to generate returns while limiting downside risk, and it maintains liquidity with short-term notice. Similar to bitcoin loaned or pledged as collateral, bitcoin transferred to the SMA is initially measured at fair value upon transfer and subsequently remeasured at fair value at the end of each reporting period.

The digital asset receivable balance is evaluated for possible credit losses, in accordance with ASC 326 - Financial Instruments - Credit Losses. The allowance for credit losses on digital assets receivables under the current expected credit loss (“CECL”) model is determined by utilizing the profitability of default (“PD”) loss given default (“LGD”) approach. In order to apply the PD LGD approach, management considers the remaining expected life of the loans and forecasts of future economic conditions. Allowance for credit losses are included in “Other” on the Condensed Consolidated Statements of Operations. Refer to Note 5 – Digital Assets, “Digital assets - receivable, net” for further information.

Other Receivable

The Company acquired accounts receivable as a result of its acquisition of GC Data Center Equity Holdings, LLC on January 12, 2024 (the “GC Data Center Acquisition”), which consist of trade receivables. The Company provides an allowance for credit losses equal to the estimated uncollectible amounts, based on historical and customer specific experience and current economic and market conditions. The allowance for credit losses was $8.6 million as of June 30, 2025.

Derivatives

The Company enters into derivative contracts to manage its exposure to fluctuations in the price of bitcoin and energy costs and not for any other purpose. In addition, the Company evaluates its financing and service arrangements to determine whether certain arrangements contain features that qualify as embedded derivatives requiring bifurcation in accordance with ASC 815 - Derivatives and Hedging. Embedded derivatives that are required to be bifurcated from the host instrument or arrangement are accounted for and valued as separate financial instruments. There were no embedded derivatives requiring separation from the host instrument as of June 30, 2025 and December 31, 2024.

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

Bitcoin Derivatives

From time to time the Company enters into derivative contracts to mitigate bitcoin market pricing volatility risk. During the three and six months ended June 30, 2025, the Company recorded a $0.8 million gain and $7.0 million loss, respectively, on derivatives as a non-operating expense on the Condensed Consolidated Statements of Operations, settled through bitcoin. As of June 30, 2025 and December 31, 2024, the Company had various derivative instruments outstanding to mitigate bitcoin market pricing volatility risk.

Energy Derivatives

The Company acquired a commodity swap contract as a result of the GC Data Center Acquisition on January 12, 2024. The commodity swap contract hedges price variability in electricity purchases and expires on December 31, 2027. The commodity swap contract meets the definition of a derivative due to terms that provide for net settlement.

During the three months ended June 30, 2025, the Company modified the commodity swap contract that had the effect of reducing the contracted fixed electricity purchase cost and resulted in an $8.2 million adjustment included in the “Change in fair value of derivative instrument” on the Condensed Consolidated Statements of Operations.

As of June 30, 2025, the estimated fair value of the Company’s derivative asset instrument was $56.1 million, estimated using observable market-based inputs classified under Level 2 of the fair value hierarchy. The significant assumptions used in the discounted cash flow model to estimate fair value include the discount rate and electricity forward curves. Accordingly, the Company records the “Change in fair value of derivative instrument” on the Condensed Consolidated Statements of Operations.

The following table presents changes in fair value of the derivative asset instrument:

(in thousands)
Balance at December 31, 2024	$8,947
Change in fair value of derivative instrument	47,139
Balance at June 30, 2025	$56,086

For the three months ended June 30, 2025, the Company recorded $20.3 million as the “Change in fair value of the derivative instrument” on the Condensed Consolidated Statements of Operations.

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

Investments

Investments, which may be made from time-to-time for strategic reasons, are included in non-current assets on the Condensed Consolidated Balance Sheets. Refer to Note 8 – Investments, for further information.

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

Leases

The Company determines if an arrangement contains a lease at inception based on whether or not the Company has the right to control the asset during the contract period and other facts and circumstances. At lease inception, the Company determines the lease classification as either an operating or finance lease, with classification effecting the expense recognition on the Condensed Consolidated Statements of Operations. For leases with terms longer than 12 months, a lease liability is recorded on the Company’s Condensed Consolidated Balance Sheets for the present value of its fixed minimum payment obligations over the lease term, including renewal extension options, and a corresponding right-of-use (“ROU”) asset equal to the initial lease liability is recorded, adjusted for any prepayments, indirect costs and lease incentives, as well as adjustments to reflect favorable or unfavorable terms of an acquired lease when compared to market terms at the time of an acquisition. Refer to Note 14 – Leases, for further information.

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

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC 805 - Business Combinations (“ASC 805”), by recognizing the identifiable tangible and intangible assets acquired and liabilities assumed, measured at the acquisition date fair value. The determination of fair value involves assumptions, estimates and judgments. The initial allocation of the purchase price is considered preliminary and therefore subject to change until the end of the measurement period (up to one year from the acquisition date). Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net assets acquired. Contingent consideration is included within the purchase price and is initially recognized at fair value as of the acquisition date. Contingent consideration, classified as a liability, is remeasured to fair value each reporting period, until the contingency is resolved. Changes in fair value of contingent consideration period-over-period are recognized in earnings.

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

Third-Party Hosting and Other Energy Costs

The Company considers third-party hosting and other energy costs as power expenses paid to power providers for power consumed related to third party hosted bitcoin mining operations, as well as other digital asset mining operation energy costs. As of June 30, 2025, the Company have third party hosting agreements extending through 2028, refer to Note 15 – Commitments and Contingencies, for further information.

Stock-based Compensation

The Company recognizes stock-based compensation expense for awards to employees and non-employees based on the grant date fair value of the award and uses the graded-vesting method to recognize expense on a straight-line basis over the requisite service period from the date of grant of the award for each separately vesting tranche. The grant date fair value of awards with market-based conditions is determined using the Monte Carlo simulation model. Restricted stock units represent the right to receive a certain number of shares of the Company’s common stock, with vesting subject to a service requirement. Performance-based stock units represent the right to receive a number of shares of the Company’s common stock based on the achievement of performance-based measures or market-based conditions, with vesting subject to a service requirement. At each reporting date, the Company reassesses the level of expected achievement of performance-based measures and records any resulting cumulative adjustment in the period of reassessment. The Company accounts for forfeitures as they occur, rather than estimated expected forfeitures at the grant date, resulting in a true-up of expense to reflect actual vesting outcomes. Refer to Note 12 – Stock-based Compensation, for further information.

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

Research and Development

Research and development costs consist primarily of contractor costs, equipment, supplies, personnel, and related expenses for research and development activities. Research and development costs are expensed as incurred in accordance with ASC 730 – Research and Development and are included in operating expenses on the Condensed Consolidated Statements of Operations. Research and development costs were $8.5 million and $3.8 million, for the three months ended June 30, 2025 and 2024 respectively and $17.8 million and $6.3 million, for the six months ended June 30, 2025 and 2024 respectively.

Income Taxes

Effective Tax Rate

Our effective tax rate from continuing operations was 20.51% and 13.69% for the three months ended June 30, 2025 and 2024, respectively, and 24.52% and 4.44% for the six months ended June 30, 2025 and 2024, respectively. The difference between the U.S. statutory tax rate of 21% was primarily due to non-deductible officer compensation, which represents a permanent difference that reduces the overall tax benefit.

During the six months ended June 30, 2025, the Company concluded, based upon all available evidence, it was more likely than not that it would have sufficient future taxable income to realize the Company’s federal and state deferred tax assets, as the Company continues to be in a three year cumulative income position.

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

In May 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which amends the guidance for identifying the accounting acquirer in transactions involving the acquisition of a variable interest entity that meets the definition of a business. The guidance is intended to reduce diversity in practice and improve consistency in the application of acquisition accounting. The new standard is effective for the Company for its annual periods beginning January 1, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.

In March 2025, the FASB issued ASU No. 2025-02, Liabilities (405): Amendments to SEC Paragraph Pursuant to SEC Staff Accounting Bulletin No. 122. ASU 2025-02 amends the Accounting Standard Codification to remove the text of SEC Staff Accounting Bulletin (“SAB”) 121, as rescinded by SAB 122. The new standard is effective immediately and is not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

GC Data Center Acquisition and Garden City Acquisition

The following unaudited pro forma financial information reflects the acquisition of the Garden City Acquisition and GC Data Center Acquisition by the application of pro forma adjustments to the Company’s historical financial statements as if the acquisition had occurred on January 1, 2023, for the indicated periods:

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands, expect per share data)	2024	2024
Revenue	$145,139	$313,430
Income before income taxes	(233,247)	151,610
Earnings per common share:
Basic	$(0.72)	$0.54
Diluted	(0.72)	0.52

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

The following table presents the Company’s revenues disaggregated for those arrangements in which the Company is the Operator and Participant:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Revenues from contracts with customers
Mining operator - transaction fees	$3,044	$4,923	$5,825	$13,907
Mining participant	11,024	11,324	21,813	23,638
Hosting services (1)	1,164	8,661	2,315	29,436
Total revenues from contracts with customers	15,232	24,908	29,953	66,981
Mining operator - block rewards	218,309	118,716	414,668	240,713
Other Revenue	4,944	1,515	7,748	2,643
Total revenues	$238,485	$145,139	$452,369	$310,337

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

For the six months ended June 30, 2025 and during 2024, the Company participated in FPPS mining pools.

FPPS Mining Pools

The Company primarily participated in mining pools that use the FPPS payout method for the six months ended June 30, 2025. The Company is entitled to compensation once it begins to perform hash calculations for the pool operator in accordance with the operator’s specifications over a 24-hour period beginning midnight UTC and ending 23:59:59 UTC on a daily basis. The non-cash consideration that the Company is entitled to for providing hash calculations to the pool operator under the FPPS payout method is made up of block rewards and transaction fees less pool operator expenses determined as follows:

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

Hosting Services

The Company operates multiple bitcoin mining sites, which were acquired during the year ended December 31, 2024, that provide hosting services to institutional-scale crypto mining companies. Hosting services include colocation and managed services. Colocation services include providing mining companies with sheltered data center space, electrical power, cooling, and internet connectivity. Managed services generally include providing customers with technical support and maintenance services, in addition to colocation services. As of June 30, 2025, only one customer remains associated with these hosting services. The Company will not be taking on any new hosting services customers and will transition acquired sites to self-mining as existing customer agreements expire or are terminated early.

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

Expenses associated with providing hosting services are recorded as third-party hosting and other energy costs and depreciation on hosting equipment is recorded as depreciation and amortization.

NOTE 5 – DIGITAL ASSETS

Digital assets

The following table presents the Company’s significant digital asset holdings as of June 30, 2025 and December 31, 2024, respectively:

	As of June 30, 2025
(in thousands, except for quantity)	Quantity	Cost Basis	Fair Value
Bitcoin	34,401	$2,614,512	$3,686,882
Bitcoin - receivable (1)	15,550	813,241	1,666,557
Total bitcoin holdings	49,951	3,427,753	5,353,439

Other digital assets		5,836	2,259
Total digital assets held as of June 30, 2025		$3,433,589	$5,355,698

	As of December 31, 2024
(in thousands, except for quantity)	Quantity	Cost Basis	Fair Value
Bitcoin	34,519	$2,415,963	$3,223,989
Bitcoin - receivable (1)	10,374	401,334	968,436
Total bitcoin holdings	44,893	2,817,297	4,192,425

Kaspa	34,817,098	5,624	4,327
Total digital assets held as of December 31, 2024		$2,822,921	$4,196,752

(1) The Company’s bitcoin - receivable holdings include bitcoin loaned, actively managed or pledged as collateral. Refer to Note 5 – Digital Assets, “Digital assets - receivable, net” and Note 13 - Debt, for further information.

The Company earned 2 and 51 bitcoin that were pending distribution from the Company’s equity method investee, the ADGM Entity (as defined below), which are excluded from the Company’s holdings as of June 30, 2025 and December 31, 2024, respectively.

Digital assets - receivable, net

Lending

Throughout 2024, the Company entered into master securities loan agreements with various counterparties that represent digital asset loan receivables to generate yield from our loaned bitcoin holdings for the Company’s stakeholders. As of December 31, 2024, a total of 7,377 bitcoin remained loaned to counterparties under these agreements. During the three months ended June 30, 2025, an additional 500 bitcoin were loaned out to one of the counterparties, increasing the total bitcoin loaned under these agreements to 7,877.

Trading

On May 6, 2025, the Company entered into an SMA agreement with Two Prime, an external full-service advisor, and transferred approximately 500 bitcoin, followed by an additional 1,500 bitcoin in late June 2025, to be actively managed under the arrangement. As of June 30, 2025, an additional 4 bitcoin had been earned through the SMA, or approximately $0.4 million, resulting in a total of 2,004 bitcoin held and actively managed within the SMA.

Borrowing

As of June 30, 2025 and December 31, 2024, the Company had a total of 5,669 and 2,997 bitcoin pledged as collateral, respectively, in connection with outstanding borrowings under the Line of Credit. Refer to Note 13 – Debt, for further information.

Digital assets - receivable, net consists of the following:

(in thousands)	June 30, 2025	December 31, 2024
Digital asset receivable - lending	$844,203	$688,674
Digital asset receivable - trading	214,741	—
Digital asset receivable - borrowing	607,613	279,762
Total digital asset receivable	1,666,557	968,436
Less: Allowance for credit loss	(20,079)	(8,379)
Digital assets - receivable, net	$1,646,478	$960,057

The aforementioned digital asset receivables are initially recognized at fair value upon transfer and subsequently remeasured at fair value each reporting period. The changes in fair value are recognized as “Changes to digital assets - receivable, net” on the Condensed Consolidated Statements of Operations.

The allowance for credit losses reflects the Company’s current estimate of the potential credit losses associated with the digital assets loaned, transferred to be actively managed, and bitcoin pledged as collateral in connection with outstanding borrowings. The credit loss is recorded as a valuation account, directly offsetting the digital asset receivables on the Condensed Consolidated Balance Sheets. Changes to the allowance for credit losses on loans, based on quarterly analyses, are recorded as provision for credit losses within “Other” on the Condensed Consolidated Statements of Operations.

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

As of June 30, 2025, the Company recorded a corresponding allowance for credit loss of $20.1 million, based on the PD LGD approach. As of December 31, 2024, the Company had digital asset receivables outstanding and recorded an allowance for credit loss of $8.4 million.

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

As of June 30, 2025 and December 31, 2024, such advances totaled approximately $6.3 million and $121.3 million, respectively.

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

As of June 30, 2025 and December 31, 2024, such deposits totaled approximately $230.8 million and $259.4 million, respectively.

NOTE 7 – PROPERTY AND EQUIPMENT

The components of property and equipment as of June 30, 2025 and December 31, 2024 are:

(in thousands, except useful life)	Useful life (Years)	June 30, 2025	December 31, 2024
Land (1)	—	$3,510	$3,510
Land improvements	9	26,530	26,530
Building and improvements	25	90,308	86,877
Mining rigs	3	1,851,286	1,705,648
Containers	10 - 15	117,162	106,784
Mining and transportation equipment	4 - 15	211,347	124,900
Software and hardware	2	3,316	3,316
Asset retirement obligation	8 - 15	11,129	7,879
Construction in progress	—	195,869	71,396
Other	7	7,048	6,335
Total gross property, equipment		2,517,505	2,143,175
Less: Accumulated depreciation and amortization		(883,452)	(593,684)
Property and equipment, net		$1,634,053	$1,549,491

(1) Refer to Note 14 – Leases, for further information regarding the Company’s finance land lease.

The Company’s asset retirement obligations represent the estimated costs to return a site to its original state. As of June 30, 2025, the Company recognized an additional asset retirement obligation of $3.3 million related to the Wind Farm land lease. Asset retirement obligations are accreted over the term of the leases.

The Company’s accretion expense related to the asset retirement obligation for the three months ended June 30, 2025 and 2024 was $0.3 million and $0.2 million, respectively, and $0.6 million and $0.4 million, for the six months ended June 30, 2025 and 2024, respectively.

The Company’s depreciation expense related to property and equipment for the three months ended June 30, 2025 and 2024 was $158.9 million and $87.8 million, respectively and $313.7 million and $165.8 million, for the six months ended June 30, 2025 and 2024, respectively.

Storm Damage

During the second quarter of 2025, severe storms damaged certain mining equipment at the Company’s Garden City bitcoin mining site. As of June 30, 2025, the Company recognized an impairment of $26.0 million related to storm damage included in “Impairment of assets” on the Condensed Consolidated Statements of Operations.

NOTE 8 – INVESTMENTS

The components of investments as of June 30, 2025 and December 31, 2024 are:

(in thousands)	June 30, 2025	December 31, 2024
Equity method investments	$48,312	$57,447
Other investments	85,947	54,046
Total investments	$134,259	$111,493

Equity Method Investment

The ADGM Entity

On January 27, 2023, the Company entered into a Shareholders’ Agreement to form an Abu Dhabi Global Markets company (the “ADGM Entity”) in which the Company has a 20% ownership interest, which is accounted for as an equity method investment. The ADGM Entity commenced mining operations in September 2023.

The Company’s share of net loss for the three and six months ended June 30, 2025 was $0.9 million and $0.9 million, respectively, including approximately $3.2 million and $6.3 million of depreciation and amortization. For the three and six months ended June 30, 2024, the Company’s share of net income was nearly zero and $1.3 million, respectively, including approximately $3.5 million and $6.1 million of depreciation and amortization.

As of June 30, 2025, the Company’s investment in the ADGM Entity was $48.3 million and is reflected in “Investments” on the Condensed Consolidated Balance Sheets.

Other Investments

Other investments consist of strategic investments made from time to time in equity securities and SAFE investments.

Investments in Equity Securities

Auradine

As of June 30, 2025, the total carrying amount of the Company’s investment in Auradine, Inc. (“Auradine”) preferred stock was $85.4 million.

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

Other Investments

During the six months ended June 30, 2025, the Company wrote off a previous investment of $2.3 million, as the Company believed there were indicators the carrying value may not be recoverable. The loss on investments was recorded to “Other” on the Condensed Consolidated Statements of Operations.

As of June 30, 2025, the Company had no SAFE investments. As of December 31, 2024, the Company had two SAFE investments with a carrying value of $1.4 million.

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

Recurring measurement of fair value

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy for each of those assets and liabilities as of June 30, 2025 and December 31, 2024, respectively:

(in thousands)	Total carrying value at June 30, 2025	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Money market funds	$53,289	$53,289	$—	$—
Digital assets	3,689,141	3,689,141	—	—
Digital assets - receivable, net (1)	1,646,478	—	1,646,478	—
Derivative instrument (2)	56,086	—	56,086	—
Liabilities:
Contingent consideration liability (3)	15,310	—	—	15,310

(in thousands)	Total carrying value at December 31, 2024	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Money market funds	$292,927	$292,927	$—	$—
Digital assets	3,228,316	3,228,316	—	—
Digital assets - receivable, net (1)	960,057	—	960,057	—
Derivative instrument (2)	8,947	—	8,947	—
Liabilities:
Contingent consideration liability (3)	8,138	—	—	8,138

(1) The fair value of digital assets - receivable, net was estimated using the market approach, utilizing observable market prices and other relevant market data, which are considered Level 2 inputs. Refer to Note 5 – Digital Assets, “Digital assets - receivable, net” for further information.

(2) The fair value of the derivative instrument was estimated using a discounted cash flow approach that considers various assumptions including current market prices and electricity forward curves, which are considered Level 2 inputs. Fluctuations in market prices and electricity forward curves could result in significant increases (decreases) in the fair value of derivative instruments. Refer to Note 2 – Summary of Significant Accounting Policies, “Derivatives”, for further information.

(3) Represents the estimated amount of acquisition-related consideration expected to be paid in the future as of June 30, 2025 for the GC Data Center Acquisition, the Arkon Acquisition and the Wind Farm. Increases (decreases) in the probability of achieving the milestones could result in significant changes in the fair value of the contingent consideration. Refer to Note 3 – Acquisitions and Note 15 - Commitments and Contingencies, for further information.

The Company includes money market funds in cash and cash equivalents on the Condensed Consolidated Balance Sheets.

There were no transfers among Levels 1, 2 or 3 during the six months ended June 30, 2025 or the year ended December 31, 2024.

Fair value of financial instruments not recognized at fair value

The following tables present information about the Company’s financial instruments that are not recognized at fair value on the Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, respectively, is as follows:

(in thousands)	Total carrying value at June 30, 2025	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Notes payable	$2,250,546	$2,190,748	$—	$—

(in thousands)	Total carrying value at December 31, 2024	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Notes payable	$2,246,578	$1,974,398	$—	$—

There were no transfers among Levels 1, 2 or 3 during the six months ended June 30, 2025 and year ended December 31, 2024. As of June 30, 2025 and December 31, 2024 there were no other assets and liabilities measured at fair value on a non-recurring basis.

NOTE 10 – NET INCOME (LOSS) PER SHARE

Net income (loss) per share is calculated in accordance with ASC 260 - Earnings Per Share. Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. For the three and six months ended June 30, 2025 and 2024, the Company recorded net income (loss) and as such, the Company calculated the impact of dilutive common stock equivalents in determining diluted earnings per share.

The following table presents the total potential securities that were not included in the computation of diluted income (loss) per share, as their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Warrants	324,375	324,375	324,375	324,375
Restricted stock units	—	9,152,998	—	—
Performance-based restricted stock units (1)	—	2,991,580	—	—
Convertible Notes (2)	—	4,341,422	—	—
Total dilutive shares	324,375	16,810,375	324,375	324,375

(1) Anti-dilutive performance-based restricted stock units are presented up to 249% as the total potential vested shares. Refer to Note 12 - Stock-based Compensation, for further information.

(2) Refer to Note 13 - Debt, for further information.

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2025	2024	2025	2024
Basic earnings per share of common stock:
Net income (loss) attributable to common stockholders - basic	$808,235	$(199,659)	$275,036	$137,514
Weighted average shares of common stock - basic	352,901,683	278,674,506	348,524,166	268,899,932
Net income (loss) per share of common stock - basic	$2.29	$(0.72)	$0.79	$0.51

Diluted earnings per share of common stock:
Net income (loss) attributable to common stockholders - basic	$808,235	$(199,659)	$275,036	$137,514
Add: Notes interest expense, net of tax	2,836	—	5,671	1,969
Net income (loss) attributable to common stockholders - diluted	$811,071	$(199,659)	$280,707	$139,483
Weighted average shares of common stock - basic	352,901,683	278,674,506	348,524,166	268,899,932
Restricted stock units	3,896,469	—	4,094,789	4,431,276
Performance-based restricted stock units	2,007,055	—	1,545,898	287,030
Convertible Notes	82,106,952	—	82,106,952	4,341,422
Weighted average shares of common stock - diluted	440,912,159	278,674,506	436,271,805	277,959,660
Net income (loss) per share of common stock - diluted	$1.84	$(0.72)	$0.64	$0.50

NOTE 11 – STOCKHOLDERS’ EQUITY

Common Stock

On February 19, 2025, the Company’s shareholders approved an amendment to the Company’s articles of incorporation that increased the amount of common stock authorized for issuance to 800,000,000 with a par value of $0.0001 per share.

At-the-Market Offering Agreements

On March 28, 2025, the Company commenced a new at-the-market (“ATM”) offering program, which replaced the 2024 ATM (as defined below), with Barclays Capital Inc., BMO Capital Markets Corp., BTIG, LLC, Cantor Fitzgerald & Co., Guggenheim Securities, LLC, H.C. Wainwright & Co., LLC and Mizuho Securities USA LLC acting as the sales agents (collectively, the “Agents”) pursuant to an ATM agreement (the “2025 ATM”), under which the Company may offer and sell shares of its common stock from time to time through the Agents having an aggregate offering price of up to $2.0 billion. During the three and six months ended June 30, 2025, the Company sold 14,977,998 shares of common stock for an aggregate purchase price of $219.2 million, net of offering expenses of $1.1 million.

In February 2024, the Company commenced an ATM offering program pursuant to an ATM agreement (the “2024 ATM”), under which the Company had the right to offer and sell shares of its common stock from time to time having an aggregate offering price of up to $1.5 billion. During the six months ended June 30, 2025, the Company sold 5,428,548 shares of common stock for an aggregate purchase price of $100.1 million, net of offering expenses of $2.6 million, and concluded the 2024 ATM.

NOTE 12 – STOCK-BASED COMPENSATION

2018 Equity Incentive Plan

The Company’s Amended and Restated 2018 Equity Incentive Plan (the “2018 Plan”) provides for the issuance of stock options, restricted stock, restricted stock units (“RSUs”), preferred stock and other awards to employees, directors, consultants and other service providers.

In June 2025, the Company’s shareholders approved an amendment to the 2018 Plan that increased the number of shares authorized for issuance thereunder by 18,000,000 shares. As of June 30, 2025, the Company had an aggregate of 21,484,291 shares of common stock reserved for future issuance under the 2018 Plan.

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

A summary of the Company’s service-based RSU activity for the six months ended June 30, 2025, is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2024	7,988,767	$15.44
Granted	3,929,770	14.98
Forfeited	(185,305)	15.81
Vested	(2,423,484)	14.99
Nonvested at June 30, 2025	9,309,748	$15.36

As of June 30, 2025, there was approximately $76.4 million of aggregate unrecognized stock-based compensation related to unvested service-based RSUs that is expected to be recognized over the next 2.8 years.

Performance-based Restricted Stock Units

The Company granted PSUs on February 28, 2025 to its employees, and subsequently to new hires, pursuant to the 2025 LTIP. The PSUs vest based on the achievement of certain performance-based conditions and a market-based condition, based on the Russell 2000 Index, and are further subject to a service condition. The service periods for these PSUs range from approximately two to four years and will vest as a percentage of the target number of shares between 0% and 249%, based on the individual level of achievement of each of the performance-based conditions and the market-based condition.

A summary of the Company’s PSU activity for the six months ended June 30, 2025, is as follows:

	Number of PSUs	Weighted Average Grant Date Fair Value (1)
Nonvested at December 31, 2024	2,260,612	$49.05
Granted	3,834,875	16.14
Forfeited	(39,948)	41.79
Vested	(375,176)	49.09
Nonvested at June 30, 2025 (2)	5,680,363	$26.88

(1) Weighted average grant date fair value reflects the incremental impact of the Company’s modified 2024 LTIP awards, which resulted in a 200% achievement of the target level as of the December 2024 modification date.

(2) Includes 1,855,312 awards that achieved an actual payout of 200% of the target level.

As of June 30, 2025, there was approximately $133.2 million of aggregate unrecognized stock-based compensation related to unvested PSUs that is expected to be recognized over the next 2.4 years.

Common Stock Warrants

As of June 30, 2025, the Company’s issued and outstanding common stock warrants had no change from December 31, 2024. The Company continues to have 324,375 outstanding warrants, at a weighted average exercise price of $25.00, that are expected to expire in approximately 0.5 years.

Stock-based Compensation Expense

The following table presents a summary of the Company’s stock-based compensation expense, by award type:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Performance-based restricted stock units	$35,210	$5,169	$59,533	$5,169
Restricted stock units	19,446	23,163	44,238	75,076
Total stock-based compensation expense	$54,656	$28,332	$103,771	$80,245

The following table presents information about stock-based compensation expense by financial statement line item on the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Operating and maintenance costs	$698	$—	$789	$—
General and administrative	52,867	28,332	101,787	80,245
Research and development	1,091	—	1,195	—
Total stock-based compensation expense	$54,656	$28,332	$103,771	$80,245

NOTE 13 – DEBT

The net carrying value of the Company’s outstanding debt as of June 30, 2025 and December 31, 2024, consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
December 2026 Notes	$66,989	$66,811
September 2031 Notes	292,564	292,014
March 2030 Notes	981,594	979,642
June 2031 Notes	909,399	908,111
Line of credit	350,000	200,000
Total debt	2,600,546	2,446,578
Current portion of long-term debt	(350,000)	—
Total long-term debt	$2,250,546	$2,446,578

As of June 30, 2025, the Company had $350.0 million outstanding under its Line of Credit, with periodic maturities due within the next twelve months. The Company has historically accessed capital markets, refinanced existing debt and issued new debt, however, such financing may not always be available. The Company believes it has sufficient liquid resources, including the fair value of the Company’s bitcoin holdings of $5.3 billion, to meet its current obligations. In July 2025, the Company issued $950.0 million aggregate principal amount of 0.00% Convertible Senior Notes due 2032. Refer to Note 18 – Subsequent Events for further information.

Convertible Senior Notes

The Company issued the following convertible notes (collectively, the “Convertible Notes”) in private offerings:

•$925.0 million aggregate principal amount of 0.0% Convertible Senior Notes due 2031 (the “June 2031 Notes”)

•$1.0 billion aggregate principal amount of 0.0% Convertible Senior Notes due 2030 (the “March 2030 Notes”)

•$300.0 million aggregate principal amount of 2.125% Convertible Senior Notes due 2031 (the “September 2031 Notes”)

•$747.5 million aggregate principal amount of 1.0% Convertible Senior Notes due 2026 (the “December 2026 Notes”)

The following table summarizes the key terms of each of the Convertible Notes:

	December 2026	September 2031	March 2030	June 2031
Issuance Date	November 2021	August 2024	November 2024	December 2024
Maturity Date	December 1, 2026	September 1, 2031	March 1, 2030	June 1, 2031
Remaining Principal (in thousands)	$67,492	$300,000	$1,000,000	$925,000
Stated Interest Rate	1.0%	2.125%	0.0%	0.0%
Interest Payment Dates	June 1 & December 1	March 1 & September 1	March 1 & September 1	June 1 & December 1
Net Proceeds (1) (in thousands)	$728,082	$291,595	$979,176	$907,908
Effective Interest Rate	1.0%	2.6%	0.4%	0.3%
Initial Conversion Rate	13.1277	52.9451	38.5902	28.9159
Initial Conversion Price	$76.17	$18.89	$25.91	$34.58
Share Principal Price	$1,000	$1,000	$1,000	$1,000

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

The Company may, from time to time, seek to repurchase additional notes prior to the maturity date, whether through privately negotiated purchases, open market purchases, or otherwise.

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

As of June 30, 2025, the aggregate outstanding balance on the Line of Credit was $350.0 million, and 5,669 bitcoin remained collateralized. The Line of Credit includes provisions requiring the collateral to be balanced against the outstanding borrowings. If the value of the collateral securing our borrowings fluctuates below or above a set threshold, the Company will be required to contribute additional collateral, or may withdraw excess collateral, as applicable, to maintain the agreed-upon level.

NOTE 14 – LEASES

As of June 30, 2025, the Company had operating and finance leases primarily for office space, mining facilities and land in the United States.

The Company is party to an arrangement for the use of energized cryptocurrency mining facilities under which the Company pays for electricity per megawatt based on usage. The Company has determined that it has embedded operating leases at two of the facilities governed by this arrangement and has elected not to separate lease and non-lease components. Payment for these two operating leases is entirely variable and based on usage of electricity and expensed as incurred.

The following table presents the assets and liabilities related to the Company’s operating and finance leases as of June 30, 2025 and December 31, 2024:

(in thousands)		June 30, 2025	December 31, 2024
Assets	Balance Sheet Classification
Operating lease ROU assets	Operating lease right-of-use assets	$32,996	$16,874
Finance lease ROU assets	Property and equipment, net	2,862	2,877
Total ROU assets		$35,858	$19,751

Liabilities
Current portion:
Operating lease liabilities	Operating lease liabilities, current portion	$1,052	$239
Finance lease liability	Finance lease liability, current portion	173	168
Long-term portion:
Operating lease liabilities	Operating lease liabilities, net of current portion	39,722	22,977
Finance lease liability	Finance lease liability, net of current portion	3,817	3,709
Total lease liabilities		$44,764	$27,093

Lease costs are recorded on a straight-line basis within operating expenses. The Company’s total lease expenses are comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Lease costs:
Operating lease cost	$1,521	$761	$2,533	$965
Finance lease cost:
Amortization of ROU asset (1)	8	11	15	11
Interest on lease liabilities	280	—	280	—
Short-term lease rent expense	127	21	272	37
Variable lease cost	19,231	20,043	41,513	43,229
Total rent expense	$21,167	$20,836	$44,613	$44,242

(1) Amortization of finance lease ROU asset is included in “Depreciation and amortization” on the Condensed Consolidated Statements of Operations.

Additional information regarding the Company’s leasing activities is as follows:

	Six Months Ended June 30,
	2025	2024
Operating cash flows from operating leases	$1,435	$840
Operating cash flows from finance lease	280	—
Financing cash flows from finance lease	$168	$163

Weighted-average remaining lease term (in years):
Operating leases	19.9	9.7
Finance lease	95.8	96.8
Weighted-average discount rate:
Operating leases	7.2%	6.7%
Finance lease	7.2%	7.2%

The following table presents the Company’s future minimum lease payments as of June 30, 2025:

(in thousands)
Year	Operating Leases	Finance Lease
2025 (remaining)	$1,355	$—
2026	4,152	173
2027	5,953	178
2028	5,948	183
2029	5,810	189
Thereafter	52,632	88,908
Total	75,850	89,631
Less: Imputed interest	(35,076)	(85,641)
Present value of lease liability	$40,774	$3,990

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Commitments

Miners and Other Mining Equipment

As of June 30, 2025, the Company has paid approximately $144.7 million in deposits and payments toward the purchase of miners and other mining equipment pursuant to new and existing purchasing agreements. The remaining commitment of approximately $51.4 million is due in periodic installments throughout 2025.

The Company contracts with service providers for hosting our equipment and operational support in data centers where our equipment is deployed. Under these arrangements, the Company expects to pay at minimum approximately $444.3 million in total payments over the next three years.

Contingent Consideration Liabilities

In connection with certain acquisitions, the Company may be required to make additional payments to the sellers that are contingent upon the occurrence of future events. The estimated total contingent consideration as of June 30,

2025 was approximately $15.3 million related to the GC Data Center Acquisition, the Arkon Acquisition and the Wind Farm. Refer to Note 3 – Acquisitions, for further information.

The following table presents changes in the estimated fair value of the Company’s contingent consideration liabilities:

(in thousands)
Balance at December 31, 2024	$8,138
The Wind Farm acquisition	10,000
Change in fair value of contingent consideration	(2,828)
Balance at June 30, 2025	$15,310

For the three months ended June 30, 2025, the Company recorded $0.1 million as the change in the estimated fair value of contingent consideration, recorded to “Other” on the Condensed Consolidated Statements of Operations.

Contingencies

Legal Proceedings

The Company, and its subsidiaries, from time to time may be subject to various claims, lawsuits and legal proceedings that arise from the ordinary course of business.

In accordance with ASC 450 - Contingencies, if a loss contingency associated with the following legal matters are probable to be incurred and the amount of loss can be reasonably estimated, an accrual is recorded on the Condensed Consolidated Balance Sheets. As of June 30, 2025, the Company has determined that the liabilities associated with certain litigation matters are not expected to have a material impact on the Company’s Financial Statements. The Company will continue to monitor each related legal issue and adjust accruals as new information and developments occur.

Moreno v. Marathon

On March 30, 2023, a putative class action complaint was filed in the United States District Court for the District of Nevada, against the Company and present and former senior management, alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), arising out of the Company’s announcement of accounting restatements on February 28, 2023. On March 29, 2024, the court appointed lead plaintiffs and counsel. On June 4, 2024, lead plaintiffs filed an amended class action complaint, styled as Langer et al. v. Marathon et al. The allegations in the amended class action complaint are substantially similar to those in the March 30, 2023 putative class action complaint. On August 5, 2024, the defendants moved to dismiss the amended class action complaint. On December 6, 2024, the motion to dismiss the amended class action complaint was fully briefed. On March 3, 2025, the United States District Court for the District of Nevada heard the Company’s motion to dismiss the amended complaint and, while granting the Company’s motion to dismiss, the court also granted the plaintiffs thirty days to amend their complaint to avoid a permanent dismissal. On April 2, 2025, lead plaintiffs filed a second amended class action complaint. The Company filed a motion to dismiss the second amended complaint on June 2, 2025.

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

On October 16, 2023, the parties to the derivative actions pending in the Circuit Court of the 17th Judicial Circuit for Broward County, Florida filed an agreed order to stay both actions pending completion of the Nevada Derivative Action. On July 25, 2024, the Florida Derivative Actions were administratively closed. On November 7, 2024, the motion to dismiss the amended complaint in the Nevada Derivative Action was fully briefed. On February 20, 2025, the United States District Court for the District of Nevada heard the Company’s motion to dismiss the amended complaint and, while granting the Company’s motion to dismiss, the court also granted the plaintiff thirty days to amend its complaint to avoid a permanent dismissal. On March 21, 2025, plaintiffs filed a second amended consolidated complaint. The Company filed a motion to dismiss the second amended consolidated complaint on May 20, 2025.

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

Malikie Innovations Ltd. et al v. MARA

On May 12, 2025, Malikie Innovations Ltd., a non-practicing entity, filed a lawsuit against the Company in the Western District of Texas, alleging that the Company’s bitcoin mining operations infringe certain patents related to cryptographic technologies used in the Bitcoin network. The Company filed a motion to dismiss one of the asserted patents on July 21, 2025, and intends to vigorously defend against the claims.

NOTE 16 - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2025, the Company converted $1.2 million from its previously outstanding Auradine SAFE investment into preferred stock and purchased additional shares of Auradine preferred stock for a purchase price of $20.0 million. As of June 30, 2025, the Company’s total investment holdings in Auradine was $85.4 million, reflecting prior purchases of preferred stock, the exercise of a warrant to acquire common stock and adjustments to the carrying value of the investment in accordance with ASC 321. The Company holds one seat on Auradine’s board of directors.

During the six months ended June 30, 2025, the Company advanced $73.3 million to Auradine for product purchases, all of which were fulfilled by the end of the period, with no outstanding balance remaining. As of June 30, 2025, the Company had an outstanding commitment to Auradine to purchase $51.4 million of additional products to be paid in periodic installments throughout 2025.

During the six months ended June 30, 2024, the Company made advances of $29.1 million, for future purchases resulting in a total advances to Auradine of $43.6 million as of June 30, 2024.

NOTE 17 – SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The following table provides supplemental disclosure of Condensed Consolidated Statements of Cash Flows information:

	Six Months Ended June 30,
	2025	2024
Cash and cash equivalents	$109,475	$256,027
Restricted cash	12,000	12,000
Total cash, cash equivalents and restricted cash	$121,475	$268,027

Supplemental information:
Cash paid during the year for:
Cash paid for income taxes	$2,052	$1,256
Cash paid for interest	100	4

Supplemental schedule of non-cash investing and financing activities:
Digital assets transferred from Digital assets, net of current portion	$598,267	$—
Digital assets transferred to Digital assets, net of current portion	131,020	—
Right-of-use asset obtained in exchange for new operating lease liabilities	6,537	—
Reclassifications from advances to vendor to property and equipment upon receipt of equipment	223,430	175,442
Reclassifications from long-term prepaid to property and equipment	—	3,273
Reclassifications from deposits to property and equipment	2,556	—
Reclassifications from investments to property and equipment	—	4,416
Reclassifications from long-term prepaid to intangible assets	—	2,633
Contingent consideration from acquisition	10,000	—
Asset retirement obligation acquired	3,250	—
Dividends received from equity method investment	14,049	18,912
Distribution to noncontrolling interest	2,076	—

NOTE 18 – SUBSEQUENT EVENTS

On July 25, 2025, the Company issued $950.0 million in aggregate principal amount of 0.00% Convertible Senior Notes due 2032 (the “August 2032 Notes”). The August 2032 Notes do not bear regular interest and will mature on August 1, 2032, unless earlier converted, redeemed or repurchased in accordance with their terms. The Company used a portion of the net proceeds from the sale of the August 2032 Notes to repurchase approximately $19.4 million in aggregate principal amount of outstanding December 2026 Notes, resulting in a gain on extinguishment of debt, and approximately $36.9 million to pay the cost of capped call transactions entered into with certain of the initial purchasers of the notes or their respective affiliates and certain other financial institutions.

Subsequent to June 30, 2025, the Company issued an aggregate 7,944,692 shares of common stock under the 2025 ATM. As a result, the Company had approximately $1.6 billion aggregate offering price remaining under the 2025 ATM.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated or the context otherwise requires, references to “MARA,” “we,” “us,” and the “Company” refer to MARA Holdings, Inc. and its consolidated subsidiaries.

You should read the following discussion and analysis together with our financial statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (this “Quarterly Report”).

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

BUSINESS OVERVIEW AND TRENDS

Overview

MARA is a vertically integrated digital energy and infrastructure company that leverages high-intensity compute, such as bitcoin mining, to monetize excess energy and optimize power management. We are focused on two key priorities: strategically growing by shifting our model toward low-cost energy with more efficient capital deployment and bringing to market a full suite of solutions for data centers and edge inference, including energy management, load balancing and advanced cooling. As of June 30, 2025, our total energy portfolio consisted of approximately 1.7 gigawatts (“GW”) of capacity with 15 data centers deployed across North America, the Middle East, Europe, and Latin America. We believe we are one of the world’s largest publicly traded Bitcoin mining companies, with the majority of our production in the United States.

While we remain a dominant player in Bitcoin mining, we have expanded our footprint in energy generation and are investing in research and development to establish a presence in AI and adjacent markets, creating additional revenue opportunities over the long term. We believe the AI industry is shifting towards inference computing, which requires distributed, low-latency, and energy-efficient infrastructure. To support this shift, we are developing inference-dedicated sites and forging partnerships that reflect our vision. We are also exploring power management solutions, including load balancing, to provide services to the variable energy demands of AI inference workloads and international expansion opportunities. We intend to continue vertically integrating and further reduce energy costs.

Recent Developments

Highlights from the quarter ended June 30, 2025:

•As of June 30, 2025, we hit 57.4 exahashes per second (“EH/s”), a record high for MARA.

•In May 2025, we entered into a separately managed account (“SMA”) trading arrangement with Two Prime to actively manage 2,000 of our bitcoin holdings with the goal of generating meaningful returns. Subsequent to the quarter end, we formalized a minority interest in Two Prime to strengthen our risk-optimized yield strategies and further align with a key partner.

•As of June 30, 2025 31% of our bitcoin holdings had been activated by our bitcoin asset management strategy.

•During the quarter, we announced strategic partnerships with LG-backed PADO AI and TAE Power Solutions focused on developing grid-responsive platforms that dynamically stabilize inference compute, minimize energy waste, and unlock the next generation of field-deployable, sovereign edge AI infrastructure. In July 2025, we announced a target of reaching 75 EH/s by the end of 2025.

Bitcoin Value

Our revenues are generally comprised of block rewards earned in bitcoin as a result of successfully solving blocks, and transaction fees earned for verifying transactions in support of the blockchain. After the halving event of April 2024, the current reward for each solved block is equal to 3.125 bitcoin plus transaction fees. The impacts of halving on our results of operations and financial condition may be exacerbated by changes in the market value of bitcoin, which has historically been subject to significant volatility. For example, as of June 30, 2025, the price of a bitcoin was $107,173, compared to $62,668 as of June 30, 2024.

We continue to retain all bitcoin mined in our operations or purchased, in line with our bitcoin investment approach. As of June 30, 2025, we held approximately 49,951 bitcoin, including 15,550 bitcoin under our bitcoin asset management strategy, on our Condensed Consolidated Balance Sheets with a carrying value of approximately $5.3 billion. The fair value of our bitcoin may be materially impacted as the market value of bitcoin fluctuates. Management believes, given our recent investments, coupled with our relative position and liquidity, we are well-positioned to execute on our long-term growth strategy.

The following table presents our bitcoin digital asset holdings (including bitcoin under our bitcoin asset management strategy) and the fair value per bitcoin:

	Quantity	Fair Value
June 30, 2025	49,951	$107,173
March 31, 2025	47,531	82,534
December 31, 2024	44,893	93,354
September 30, 2024	26,747	63,301
June 30, 2024	18,488	62,668

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

During the six months ended June 30, 2025, we mined 4,644 bitcoin, a decrease of 225 bitcoin, or 5%, from the prior year period. The decrease was primarily due to the result of the April 2024 halving event, temporary deployment of older miners while damages were remediated and the increase in global hashrate.

As of June 30, 2025, we owned approximately 450,000 mining rigs globally, including our share of mining rigs from our equity method investee, the ADGM entity, with an energized hashrate of approximately 57.4 EH/s. To stay competitive, we remain focused on strategically deploying additional mining rigs and scaling our operations, while managing our fleet as it ages along the obsolescence curve. In addition, we continuously evaluate strategic opportunities to support our growth strategy and seek to enhance operational efficiencies by utilizing efficient mining rigs and securing contracts with price protection clauses.

The following table presents our computing power and miner efficiency as of June 30, 2025 and 2024:

	As of June 30,
	2025	2024
Energized hashrate (“EH/s”) (1)	57.4	31.5
Miner efficiency (in joules per terahash) (2)	18.3	24.8

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

Energy Cost

Energy cost is the most significant cost driver for mining and represented 34.1% and 36.1%, as a percentage of our owned mining revenues for the three and six months ended June 30, 2025, respectively. This excludes energy costs from third-party hosted sites.

Energy cost can be highly volatile, cyclical and sensitive to geopolitical events and weather conditions, such as winter storms and earthquakes, which impact supply and demand for power regionally. All of our owned mining sites and our hosted miners are subject to variable prices and market rate fluctuations with respect to wholesale energy costs. Such costs are governed by various power purchase agreements, and energy prices can change hour to hour and by location. While this renders energy prices less predictable, it also gives us greater ability and flexibility to actively manage the energy we consume with a goal of increasing profitability and energy efficiency. When such events occur, we may curtail our operations to avoid using power at increased rates. Although we do not receive significant compensation for curtailment, the dispatchable load of our bitcoin mining operations helps balance the grid and provides electricity to communities when in need. The average price of direct energy we paid for our owned facilities was $0.04 per kilowatt hour (“kWh”) for both the three and six months ended June 30, 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Owned Facilities Statistics
Purchased energy costs per BTC (1)	$33,735	$31,065	$34,723	$24,581

Supplemental Information
Total BTC produced during the period, in whole BTC at owned facilities (2)	1,237	841	2,454	1,310
Average BTC per day, in whole BTC (2)	13.6	9.3	13.6	7.3
Purchased energy costs per kWh (3)	$0.04	$0.05	$0.04	$0.04

NM - Not meaningful

(1) Purchased energy costs per BTC is calculated as the amounts paid to power providers for power consumed divided by the quantity of bitcoin produced during the period related to our owned mining operations. In addition to the impact of the April 2024 halving event, purchased energy costs increased due to broad-based increases in energy costs.

(2) In 2024, the Company scaled its mining operations through acquisitions and deployment of additional infrastructure, resulting in an increase in its share of BTC block rewards. The growth was partially mitigated by the BTC halving event.

(3) Purchased energy costs per kWh is calculated using the amounts paid to power providers for power consumed divided by the kWh consumed related to our owned bitcoin mining operations. In the first quarter of 2024, this metric was not meaningful as we were in the early stages of our transition to a vertically integrated operating model focused on owned infrastructure. This transition began in January 2024, when we commenced acquiring data centers to support owned mining operations, which initially represented a limited portion of our overall operations during the period.

Bitcoin Asset Management

As the second largest corporate holder of bitcoin globally, our strategy focuses on enhancing shareholder value through disciplined, risk-managed deployment of bitcoin beyond passive holdings. We view bitcoin as a productive asset, a source of liquidity, yield, and long-term capital appreciation. By activating a portion of our holdings through lending, structured trading arrangements, and collateralized financing, we seek to generate incremental income that helps fund operations, expand infrastructure, and reduce our cost of capital. Our strategy balances upside participation in bitcoin appreciation with near-term cash flow generation, while maintaining substantial liquidity to respond to market opportunities.

Subsequent to the quarter end, we formalized a minority interest in Two Prime, an external full-service registered advisor, to strengthen our risk-optimized yield strategies and further align with a key partner. To a lesser extent, we have also used bitcoin as a collateral to borrow under lines of credit.

As of June 30, 2025, we held a total of 49,951 bitcoin, including 15,550 bitcoin that were loaned, actively managed or pledged as collateral. As such, approximately 31% of our total holdings were activated through our bitcoin asset management strategy.

The Company’s core bitcoin asset management is comprised of the following activities:

Treasury

We retain the majority of our bitcoin holdings as a treasury asset, under our bitcoin investment approach, to preserve long-term exposure to fair value appreciation while also serving as an available source of liquidity. We hold our bitcoin across multiple custodial wallets to mitigate counterparty risk and avoid concentration with any single custodian.

The following table presents supplemental information related to our Treasury activities for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
BTC Yield (1)	1.6%	(0.6)%	5.2%	2.0%
Share of available miner rewards	5.7%	3.7%	5.6%	3.2%

(1) BTC Yield is a key performance indicator that represents the percentage change period-to-period of the ratio between our bitcoin holdings and our Assumed Fully Diluted Shares Outstanding. Assumed Fully Diluted Shares Outstanding refers to the aggregate of our actual shares of common stock outstanding as of the end of the applicable period plus all additional shares that would result from the assumed conversion of all outstanding convertible notes inclusive of the potential make-whole fundamental change provision, exercise of all outstanding warrants and settlement of all outstanding restricted stock units and performance-based restricted stock units.

Lending

Beginning late 2024, we began lending arrangements with various counterparties to generate additional yield on our bitcoin holdings. As of June 30, 2025, we had loaned out a total of 7,877 bitcoin that generated $6.8 million and $13.1 million of interest income for the three and six months ended June 30, 2025, respectively. We assess the creditworthiness of counterparties prior to lending and reassess periodically. Loaned bitcoin is subject to recall upon short notice.

Trading

During the second quarter of 2025, we entered into an SMA agreement with Two Prime and transferred 500 bitcoin in mid-May 2025, followed by an additional 1,500 bitcoin in late June 2025. As of June 30, 2025, a total of 2,004 bitcoin were held and actively managed within the SMA. The 500 bitcoin transferred in mid-May 2025 generated an additional 4 bitcoin, or approximately $0.4 million. The late June transfer of bitcoin occurred too late in the quarter to meaningfully contribute to returns. The SMA is managed within defined parameters intended to generate returns while limiting downside risk, and it maintains liquidity with short-term notice. In addition, our bitcoin asset management team may, from time to time, engage in various bitcoin-denominated trades such as options, futures, swaps and spot transactions to generate additional returns on our bitcoin holdings.

Borrowing

As of June 30, 2025, 5,669 bitcoin were pledged as collateral in connection with $350.0 million of outstanding borrowings under the Line of Credit bearing interest rates between 8.85% and 10.5% per annum.

Under our bitcoin asset management strategy, our bitcoin investment approach resulted in an improvement of $1.2 billion and $683.7 million on the Company’s bitcoin holdings during the three and six months ended June 30, 2025, respectively, simultaneously generating related interest and investment income.

The following tables summarize our capital appreciation and income generated from bitcoin holdings as it relates to our bitcoin asset management strategy:

	Three Months Ended June 30, 2025
(in thousands)	Treasury	Lending	Trading	Borrowing	Total
Asset Management
Change in fair value of bitcoin (1)	$844,890	$126,926	$1,611	$218,010	$1,191,437
Interest income (2)	—	6,795	—	—	6,795
Investment income, net (3)	—	—	1,366	—	1,366
Total	$844,890	$133,721	$2,977	$218,010	$1,199,598

(1) Change in fair value of bitcoin for the three months ended June 30, 2025 totaled $1.2 billion and includes the “Change in fair value of digital assets” of $846.0 million, excluding $1.1 million related to other digital assets, resulting in $844.9 million attributable to bitcoin, plus the “Change in fair value of digital assets – receivable, net” of $346.5 million.

(2) Interest income differs from the amount reported as “Interest income” on the Condensed Consolidated Statements of Operations, as it excludes $2.8 million of interest earned on cash and cash equivalents for the three months ended June 30, 2025.

(3) Investment income, net is associated with the return earned from the SMA agreement and various bitcoin-denominated trades and is reported in “Other” on the Condensed Consolidated Statements of Operations.

	Six Months Ended June 30, 2025
(in thousands)	Treasury	Lending	Trading	Borrowing	Total
Asset Management
Change in fair value of bitcoin (1)	$453,225	$101,943	$1,611	$126,926	$683,705
Interest income (2)	—	13,125	—	—	13,125
Investment income, net	—	—	(5,921)	—	(5,921)
Total	$453,225	$115,068	$(4,310)	$126,926	$690,909

(1) Change in fair value of bitcoin for the six months ended June 30, 2025 totaled $683.7 million and includes the “Change in fair value of digital assets” of $451.9 million, excluding a loss of $1.4 million related to other digital assets, resulting in $453.2 million attributable to bitcoin, plus the “Change in fair value of digital assets - receivable, net” of $230.5 million.

(2) Interest income differs from the amount reported as “Interest income” on the Condensed Consolidated Statements of Operations, as it excludes $8.5 million of interest earned on cash and cash equivalents for the six months ended June 30, 2025.

The price of bitcoin has historically experienced significant price volatility, in addition to other risks inherent to holding a digital asset. Management monitors these risks and developments in managing our bitcoin investment approach to mitigate adverse effects on our financial position.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024

Revenues

	Three Months Ended June 30,		Change
(in thousands)	2025	2024	$
Bitcoin (“BTC”) mining revenue	$228,778	$129,129	$99,649
Other digital assets mining revenue	3,598	5,834	(2,236)
Hosting services	1,164	8,661	(7,497)
Other revenue	4,945	1,515	3,430
Revenues	$238,485	$145,139	$93,346

Supplemental Information
BTC produced during the period, in whole BTC (1)	2,358	2,058	300
Average BTC per day, in whole BTC	25.9	22.9	3.0
Average price of BTC mined, in whole dollars (2)	$98,975	$65,849	$33,126
Number of blocks won	694	457	237
Transaction fees as a percentage of total	1.4%	10.5%	(9.1)%

(1) Includes 47 and 97 bitcoin representing our share of the equity method investee, the ADGM entity, for the three months ended June 30, 2025 and 2024, respectively.

(2) Average price of BTC mined is calculated using BTC mining revenue divided by the bitcoin production, excluding our share of the bitcoin produced for the equity method investee, the ADGM entity.

We generated revenues of $238.5 million for the three months ended June 30, 2025, compared to $145.1 million in the prior year period. The $93.3 million, or approximately 64%, increase in revenues was primarily driven by an increase in bitcoin mining revenue partially offset by a decrease in other digital asset mining revenue and hosting services. The $99.6 million increase in bitcoin mining revenue was primarily driven by a 50% increase in the average bitcoin price, which contributed $76.6 million, in addition to a $23.1 million increase from bitcoin production.

During the three months ended June 30, 2025 and 2024, revenue from hosting services was $1.2 million and $8.7 million, respectively, a decrease of $7.5 million due to planned terminations of various hosting agreements following the GC Data Center Acquisition in 2024.

Costs and operating expenses (income)

Purchased energy, third-party hosting and other energy and operating and maintenance costs

	Three Months Ended June 30,		Change
(in thousands)	2025	2024	$
Purchased energy costs	$41,730	$26,113	$15,617
Third-party hosting and other energy costs	69,029	54,020	15,009
Operating and maintenance costs	22,362	15,595	6,767

Supplemental Information (in whole dollars)
Cost per Petahash per day (1)	$28.7	$37.8	$(9.0)
Purchased energy costs per BTC (2)	$33,735	$31,065	$2,670

(1) Cost per Petahash per day is calculated using bitcoin mining costs attributable to purchased energy costs, third-party hosting and other energy costs and cash operating and maintenance costs, divided by the daily average operational hashrate online during the period, excluding our share of the hashrate for the equity method investee, the ADGM Entity, and share of hashrate from our noncontrolling interest, by a factor of 1,000.

(2) Purchased energy costs per BTC is calculated as the amounts paid to power providers for power consumed divided by the quantity of bitcoin produced during the period related to our owned mining operations.

Purchased energy costs during the three months ended June 30, 2025 totaled $41.7 million compared to $26.1 million in the prior year period, an increase of $15.6 million or approximately 60%, primarily driven by the expansion of our owned mining sites and our total hashrate growth to 57.4 EH/s. Purchased energy costs consist of power expenses paid to power providers for power consumed related to our owned bitcoin mining operations and up to a lesser extent energy generated and consumed by us. For the three months ended June 30, 2025, our Cost per Petahash per day improved to $28.7 from $37.8, approximately 24%, compared to the prior year period. For the three months ended June 30, 2025, Purchased energy costs per bitcoin for our owned mining sites was $33,735 compared to $31,065 in the prior year period, primarily due to higher network difficulty due to an increase in global hashrate and the 2024 halving event.

Third-party hosting and other energy costs during the three months ended June 30, 2025 totaled $69.0 million compared to $54.0 million in the prior year period, an increase of $15.0 million or approximately 28%. These costs consist of colocation services related to third-party hosted sites and energy expenses related to mining other digital assets. The increase was primarily due to the addition of energized miners at third-party hosted facilities.

Operating and maintenance costs during the three months ended June 30, 2025 totaled $22.4 million compared to $15.6 million in the prior year period, an increase of $6.8 million or approximately 43%. The increase in operating and maintenance costs was primarily due to an increase in repair and maintenance fees associated with our mining operations and shipping and warehouse costs compared to the prior year period.

Refer to Note 2 – Summary of Significant Accounting Policies in the notes to our Condensed Consolidated Financial Statements for further information on our presentation change relating to our costs.

General and administrative expenses

General and administrative expenses were $92.9 million for the three months ended June 30, 2025, compared to $53.5 million in the prior year period. These expenses consist of stock based compensation, professional and legal fees and other people and office expenses. The $39.5 million, or approximately 74% increase was driven by the continued strategic expansion of our business and our pivot from asset-light to a vertically integrated model. The increase reflects the scaling of our operations, higher personnel costs associated with headcount growth from 109 to 201 and increased professional and administrative fees in support of our expanded footprint. Stock-based compensation expense increased by $24.5 million, primarily due to the 2025 long-term incentive plan (“LTIP”) grants, an accounting charge due to the modification to the 2024 LTIP awards at the end of 2024, and an increase in headcount. This increase was partially offset by reduced expense associated with the 2023 LTIP awards on a comparative basis.

Depreciation and amortization

Depreciation and amortization during the three months ended June 30, 2025 totaled $161.7 million compared to $107.5 million in the prior year period. The $54.2 million, or approximately 50% increase, was primarily due to the deployment of additional mining rigs and an overall increased scale of business.

Change in fair value of digital assets

We recognized a gain on digital assets of $846.0 million for the three months ended June 30, 2025 compared to a loss of $148.0 million in the prior year period. The $994.0 million increase was primarily driven by the rise in bitcoin price.

Change in fair value of derivative instrument

We recognized a gain on the change in fair value of derivative instrument of $20.3 million for the three months ended June 30, 2025 compared to a gain of $38.3 million in the prior year period. We adjusted the fair value of the commodity swap contract acquired in the GC Data Center Acquisition, which meets the definition of a derivative instrument and is remeasured at fair value at the end of each reporting period, with changes primarily due to movements in electricity forward curve prices during the respective periods.

Impairment of assets

During the three months ended June 30, 2025, a severe storm caused irreparable damage to certain mining equipment at our Garden City mining site. In accordance with ASC 360 – Property, Plant, and Equipment, any unforeseen or unexpected retirements should result in a gain or loss recognized in earnings. As such, we recognized an impairment of $26.0 million related to the damaged miners for the three months ended June 30, 2025. Should we successfully receive insurance proceeds, they will be recognized as a gain in the period in which they are received. There were no such impairments in the prior year period.

Taxes other than on income

Taxes other than on income were $2.4 million for the three months ended June 30, 2025 compared to $1.6 million in the prior year period. Taxes other than on income consist primarily of property and sales and use taxes.

Early termination expenses

During the three months ended June 30, 2024, we finalized an agreement to terminate a data center hosting agreement with a customer acquired in the GC Data Center Acquisition prior to the maturity date of such hosting agreement for $5.7 million, net of a deposit refund. There were no such expenses in the current period.

Research and development

Research and development expenses were $8.5 million for the three months ended June 30, 2025 compared to $3.8 million in the prior year period. The $4.7 million, or approximately 122% increase, was primarily due to ongoing innovation initiatives and development expenses to support our strategic expansion.

Other income

Change in fair value of digital assets - receivable, net

We recognized a gain on digital assets - receivables, net of $346.5 million for the three months ended June 30, 2025, due to changes in the fair value associated with our bitcoin loaned, actively managed and pledged as collateral. There were no such activities in the prior year period.

Equity in net earnings of unconsolidated affiliate

During the three months ended June 30, 2025, we recorded our share of net loss for our 20% interest in the ADGM Entity of $0.9 million, compared to nearly zero in the prior year period. Our share of the ADGM Entity’s operating results included earnings from the production of 47 bitcoin and approximately $3.2 million of depreciation and amortization during the three months ended June 30, 2025, whereas in the prior year period, our share of the ADGM Entity’s operating results included earnings from production of 97 bitcoin and approximately $3.5 million of depreciation and amortization.

Interest income, interest expense and other

	Three Months Ended June 30,		Change
(in thousands)	2025	2024	$
Interest income from loaned bitcoin	$6,795	$—	$6,795
Interest income from cash and cash equivalents	2,836	2,308	528
Total interest income	9,631	2,308	7,323

Interest expense	(12,835)	(1,369)	(11,466)
Other	(5,509)	93	(5,602)

Interest income increased by $7.3 million compared to the prior year period, primarily due to interest income earned on loaned bitcoin under our bitcoin asset management strategy and a higher average balance of cash and cash equivalents. Interest expense increased for the three months ended June 30, 2025 by $11.5 million primarily due to the interest expense associated with the Convertible Notes and the Line of Credit. Other of $5.5 million for the three months ended June 30, 2025 primarily related to an increase to the allowance for credit loss due to an additional amount of bitcoin loaned and transferred to be actively managed in the quarter and a rise in bitcoin price, partially offset by a gain on bitcoin derivative settlements.

Income tax benefit (expense)

We recorded income tax expense of $208.5 million for the three months ended June 30, 2025 compared to an income tax benefit of $31.7 million in the prior year period. The $208.5 million income tax expense primarily reflects changes in pretax book income and loss during the periods, driven largely by fair value adjustments related to digital assets.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

Revenues

	Six Months Ended June 30,		Change
(in thousands)	2025	2024	$
Bitcoin (“BTC”) mining revenue	$436,538	$267,970	$168,568
Other digital assets mining revenue	5,768	10,288	(4,520)
Hosting services	2,315	29,436	(27,121)
Other revenue	7,748	2,643	5,105
Revenues	$452,369	$310,337	$142,032

Supplemental Information
BTC produced during the period, in whole BTC (1)	4,644	4,869	(225)
Average BTC per day, in whole BTC	25.7	26.8	(1.1)
Average price of BTC mined, in whole dollars	$96,203	$58,176	$38,026
Number of blocks won	1,360	825	535
Transaction fees as a percentage of total	1.4%	8.8%	(7.4)%

(1) Includes 106 and 268 bitcoin representing our share of the equity method investee, the ADGM entity, for the six months ended June 30, 2025 and 2024, respectively.

We generated revenues of $452.4 million for the six months ended June 30, 2025, compared to $310.3 million in the prior year period. The $142.0 million, or approximately 46%, increase in revenues was primarily driven by an increase in bitcoin mining revenue partially offset by a decrease in hosting services. The $168.6 million increase in bitcoin mining revenue was primarily driven by a 65% increase in the average bitcoin price, which contributed $172.3 million, partially offset by a $3.7 million decrease from bitcoin production due to halving.

During the six months ended June 30, 2025 and 2024, revenue from hosting services was $2.3 million and $29.4 million, respectively, a decrease of $27.1 million due to planned terminations of various hosting agreements following the GC Data Center Acquisition in 2024.

Costs and operating expenses (income)

Purchased energy, third-party hosting and other energy and operating and maintenance costs

	Six Months Ended June 30,		Change
(in thousands)	2025	2024	$
Purchased energy costs	$85,211	$32,201	$53,010
Third-party hosting and other energy costs	137,212	123,586	13,626
Operating and maintenance costs	42,156	31,409	10,747

Supplemental Information (in whole dollars)
Cost per Petahash per day	$29.4	$37.8	$(8.5)
Purchased energy costs per BTC	$34,723	$24,581	$10,142

Purchased energy costs during the six months ended June 30, 2025 totaled $85.2 million compared to $32.2 million in the prior year period, an increase of $53.0 million or approximately 165% primarily driven by the expansion of our owned mining sites through acquisitions and our total hashrate growth to 57.4 EH/s. For the six months ended

June 30, 2025, our Cost per Petahash per day improved to $29.4 from $37.8, or approximately 22%, compared to the prior year period. For the six months ended June 30, 2025, Purchased energy costs per bitcoin for our owned mining sites was $34,723 compared to $24,581 in the prior year period, primarily due to higher difficulty levels and the April 2024 halving event.

Third-party hosting and other energy costs during the six months ended June 30, 2025 totaled $137.2 million compared to $123.6 million in the prior year period, an increase of $13.6 million or approximately 11%. The increase was primarily due to the addition of energized miners at third-party hosted facilities.

Operating and maintenance costs during the six months ended June 30, 2025 totaled $42.2 million compared to $31.4 million in the prior year period, an increase of $10.7 million or approximately 34%. The increase in operating and maintenance costs was primarily due to an increase in shipping and warehouse fees and site repair and maintenance costs associated with our mining operations compared to the prior year period.

General and administrative expenses

General and administrative expenses were $178.8 million for the six months ended June 30, 2025, compared to $122.4 million in the prior year period. The $56.4 million, or approximately 46%, increase was primarily due to an increase in the scale of our operations and acquisitions and our pivot from asset-light to a vertically integrated model. The increase reflects the support to expand our footprint, higher people costs due to a growth in employee headcount and increased professional, administrative and acquisition-related fees. Stock based compensation increased $21.5 million primarily due to the 2025 LTIP grants, an accounting charge due to the modification to the 2024 LTIP awards at the end of 2024, and an increase in headcount. This increase was partially offset by reduced expense associated with the 2023 LTIP awards on a comparative basis.

Depreciation and amortization

Depreciation and amortization during the six months ended June 30, 2025 totaled $319.6 million compared to $189.1 million in the prior year period primarily due to the deployment of additional mining rigs and an overall increased scale of business.

Change in fair value of digital assets

We recognized a gain on digital assets of $451.9 million for the six months ended June 30, 2025 compared to a gain of $340.8 million in the prior year period. The $111.1 million, or approximately 33%, increase was primarily driven by the rise in bitcoin price.

Change in fair value of derivative instrument

The fair value of the derivative instrument increased for the six months ended June 30, 2025 compared to the prior year period, primarily due to the movement in electricity forward curves prices during the respective periods.

Impairment of assets

Due to a severe storm, we experienced irreparable damage to certain mining equipment at our Garden City mining site and as such, recognized an impairment of $26.0 million for the six months ended June 30, 2025. Should we successfully receive insurance proceeds, they will be recognized as a gain in the period in which they are received. There were no such impairments in the prior year period.

Taxes other than on income

Taxes other than on income were $5.5 million for the six months ended June 30, 2025 compared to $4.1 million in the prior year period.

Early termination expenses

In the first quarter of 2024, we entered into termination and transition agreements with the operator from the GC Data Center Acquisition, for an early termination fee of $19.5 million. In addition, we entered into an agreement for the early termination of a data center hosting agreement with one of its customers, upon which we forgave an outstanding accounts receivable balance of $8.3 million. There were no such expenses in the current period.

Research and development

Research and development expenses were $17.8 million for the six months ended June 30, 2025 compared to $6.3 million in the prior year period.

Other income

Change in fair value of digital assets - receivable, net

We recognized a gain on digital assets - receivables, net of $230.5 million for the six months ended June 30, 2025. There were no such activities in the prior year period.

Equity in net earnings of unconsolidated affiliate

During the six months ended June 30, 2025, we recorded our share of net loss for our 20% interest in the ADGM Entity of $0.9 million, compared to an income of $1.3 million in the prior year period. Our share of the ADGM Entity’s operating results included earnings from the production of 106 bitcoin and approximately $6.3 million of depreciation and amortization during the six months ended June 30, 2025, whereas in the prior year period, our share of the ADGM Entity’s operating results included earnings from production of 268 bitcoin, a $4.1 million impairment of property and equipment and approximately $6.1 million of depreciation and amortization.

Interest income, interest expense and other

	Six Months Ended June 30,		Change
(in thousands)	2025	2024	$
Interest income from loaned bitcoin	$13,125	$—	$13,125
Interest income from cash and cash equivalents	8,501	4,881	3,620
Total interest income	21,626	4,881	16,745

Interest expense	(22,776)	(2,625)	(20,151)
Other	(3,035)	3,037	(6,072)

Interest income increased by $16.7 million compared to the prior year period, primarily due to interest income earned on loaned bitcoin under our bitcoin asset management strategy in the current period and a higher average balance of cash and cash equivalents. Interest expense increased for the six months ended June 30, 2025 by $20.2 million primarily due to the Convertible Notes and the Line of Credit. Other of $3.0 million for the six months ended June 30, 2025 primarily related to a net gain on investments of $12.4 million, partially offset by a $7.0 million loss on bitcoin derivative settlements and an increase of the allowance for credit loss.

Income tax expense

We recorded income tax expense of $89.3 million for the six months ended June 30, 2025 compared to an income tax expense of $6.4 million in the prior year period. The $89.3 million income tax expense primarily reflects changes in pretax book income and loss during the periods, driven largely by fair value adjustments related to digital assets.

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

We define Adjusted EBITDA as (a) GAAP net income (loss) attributable to common stockholders plus (b) adjustments to add back the impacts of (1) interest, (2) income taxes, (3) depreciation and amortization and (4) adjustments for non-cash and/or non-recurring items, which currently include (i) stock based compensation expense, (ii) change in fair value of derivative instrument, (iii) impairment of assets, (iv) net gain on investments and (v) early termination expenses.

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

Certain prior period information has been reclassified to conform to the current period presentation.

The following table provides a reconciliation of GAAP net income (loss) to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net income (loss) attributable to common stockholders	$808,235	$(199,659)	$275,036	$137,514
Interest expense (income), net	3,204	(939)	1,150	(2,256)
Income tax expense (benefit)	208,504	(31,657)	89,332	6,394
Depreciation and amortization (1)	164,914	111,047	325,916	195,232
EBITDA	1,184,857	(121,208)	691,434	336,884
Stock based compensation expense	54,656	28,332	103,771	80,245
Change in fair value of derivative instrument	(20,311)	(38,251)	(47,139)	(22,999)
Impairment of assets	26,253	—	26,253	—
Net gain on investments (2)	—	—	(12,429)	(5,236)
Early termination expenses	—	5,660	—	27,757
Adjusted EBITDA	$1,245,455	$(125,467)	$761,890	$416,651

(1) Includes approximately $3.2 million and $3.5 million of depreciation and amortization for the three months ended June 30, 2025 and 2024, respectively, and approximately $6.3 million and $6.1 million of depreciation and amortization for the six months ended June 30, 2025 and 2024, respectively, representing our share in the results of our equity method investee, the ADGM entity, reported in “Equity in net earnings of unconsolidated affiliate” on the Condensed Consolidated Statements of Operations. Additionally, for the three and six months ended June 30,

2024, depreciation and amortization includes approximately $0.2 million and $0.9 million, respectively, of amortization that was previously classified within “General and administrative” on the Condensed Consolidated Statements of Operations.

(2) Net gain on investments is reported in “Other” on the Condensed Consolidated Statements of Operations. Refer to Note 8 – Investments in the notes to our Condensed Consolidated Financial Statements for further information.

FINANCIAL CONDITION AND LIQUIDITY

The following table presents a summary of our cash flow activity for the six months ended June 30, 2025 and 2024:

	For the Six Months Ended June 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(378,931)	$(203,511)
Net cash used in investing activities	(337,010)	(694,587)
Net cash provided by financing activities	433,645	808,812
Net decrease in cash, cash equivalents and restricted cash	(282,296)	(89,286)
Cash, cash equivalents and restricted cash — beginning of period	403,771	357,313
Cash, cash equivalents and restricted cash — end of period	$121,475	$268,027

Cash flows for the six months ended June 30, 2025: Cash, cash equivalents and restricted cash totaled $121.5 million at June 30, 2025, a decrease of $282.3 million from December 31, 2024.

Cash flows from operating activities resulted in a use of funds of $378.9 million, as net income, adjusted for non-cash and non-operating items, in the amount of $77.3 million was offset by the use of cash of $456.2 million from changes in operating assets and liabilities. When we produce and hold bitcoin on our Condensed Consolidated Balance Sheets, we exclude such bitcoin from our operating cash flows. If we monetize bitcoin in the future, those proceeds are reported as cash flows from investing activities. Changes in cash flows from operating assets and liabilities were primarily driven by a use of funds associated with revenues from operations of $449.0 million.

Cash flows from investing activities resulted in a use of funds of $337.0 million, primarily resulting from the use of funds for the purchase of property and equipment of $157.8 million, advances to vendors of $108.4 million, payment of $36.4 million to acquire the Wind Farm for an additional 114 MW of nameplate capacity and the purchase of 340 bitcoin for $27.1 million at an average cost to purchase bitcoin of $79,797. The use of funds was partially offset by proceeds from the sale of digital assets of $14.3 million and the sale of property and equipment of $3.7 million.

Cash flows from financing activities resulted in a source of cash of $433.6 million, primarily from the periodic issuance of common stock under our 2024 ATM and 2025 ATM of $319.3 million and securing an additional $150.0 million line of credit. As of June 30, 2025, the facility was fully utilized.

Bitcoin holdings: At June 30, 2025, we held a total of 49,951 bitcoin, including 15,550 bitcoin under our bitcoin asset management strategy, on our Condensed Consolidated Balance Sheets with a total fair value of $5.3 billion. The fair value of a single bitcoin was approximately $107,173 at June 30, 2025.

At June 30, 2025, approximately 7,877 of our total bitcoin holdings were loaned to third parties to generate additional return, 2,004 of our bitcoin holdings were allocated and actively managed under an SMA earning investment income and 5,669 bitcoin were pledged as collateral for outstanding borrowings under the Line of Credit. Bitcoin under our bitcoin asset management strategy are classified as “Digital asset - receivables, net” on the Condensed Consolidated Balance Sheets with a carrying value of $1.6 billion.

Consistent with our bitcoin investment approach, the remaining 34,401 unrestricted bitcoin were classified as long-term assets under “Digital assets, net of current portion” on the Condensed Consolidated Balance Sheets with a fair value of $3.7 billion. Our holdings as of June 30, 2025 excluded 2 bitcoin held by our equity method investee, pending dividend to us.

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

At-the-Market Offering Programs and Proceeds: As of June 30, 2025, we sold 20,406,546 shares of common stock for an aggregate purchase price of $319.3 million, net of commission and offering expenses of $3.7 million, pursuant to the 2024 ATM and 2025 ATM. As of June 30, 2025, approximately $1.8 billion of our common stock remained available for issuance and sale pursuant to the 2025 ATM.

Liquidity and Capital Resources: Cash and cash equivalents, excluding restricted cash, totaled $109.5 million and the fair value of digital asset holdings, including bitcoin under our bitcoin asset management strategy, was $5.3 billion at June 30, 2025. The combined value of cash and cash equivalents, excluding restricted cash, and digital assets, including bitcoin under our bitcoin asset management strategy, totaled nearly $5.4 billion as of June 30, 2025.

During the six months ended June 30, 2025, our operating and investing activities used $715.9 million of cash. However, we continue to hold a significant digital asset position, which appreciated by $682.3 million during the period. While we classify our digital assets and digital asset receivables as long-term, consistent with our bitcoin investment approach, both asset types are readily convertible to cash. Our significant bitcoin holdings, along with associated unrealized gains, provide a potential source of liquidity if monetized.

As of June 30, 2025, the Company had $350.0 million outstanding under its Line of Credit, with periodic maturities due within the next twelve months. Subsequent to the quarter end, we issued a $950.0 million aggregate principal amount of 0.00% Convertible Senior notes due 2032. Refer to Note 18 – Subsequent Events in the notes to our Condensed Consolidated Financial Statements, for further information.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We contract with service providers for hosting our equipment and operational support in data centers where our equipment is deployed. Under these arrangements, we expect to pay at a minimum approximately (i) $116.9 million during the remainder of the calendar year 2025 and (ii) $327.4 million in total payments during the calendar years 2026 through 2028. Under certain arrangements, we are required to pay variable pass-through power and service fees in addition to the estimated minimum amounts.

As of June 30, 2025, we had a remaining commitment of approximately $51.4 million due for the purchase of miners and other mining equipment per our purchase agreements, to be paid in periodic installments throughout 2025.

Assuming the remaining outstanding Convertible Notes are not converted into common stock, repurchased or redeemed prior to maturity, (i) remaining interest payments of approximately $0.3 million and $3.2 million through the remainder of the calendar year 2025 for the 1.0% Convertible Senior Notes due 2026 (the “December 2026 Notes”) and the 2.125% Convertible Senior Notes due 2031 (the “September 2031 Notes”), respectively, (ii) annual interest payments of approximately $0.7 million in the 2026 calendar year in connection with the December 2026 Notes and annual interest payments of approximately $6.4 million in each calendar year from 2026 through 2031 in connection with the September 2031 Notes and (iii) principal for each of the Convertible Notes upon maturity, for a total of $2.3 billion, will be payable under the terms of the Convertible Notes. Refer to Note 13 – Debt in the notes to our Condensed Consolidated Financial Statements, for further information.

We have operating and finance lease obligations related to land and office buildings. We expect to make payments of $1.4 million related to operating leases and no payments related to finance leases for the remainder of 2025, and $74.5 million and $89.6 million related to operating and finance leases, respectively, thereafter. Refer to Note 14 – Leases in the notes to our Condensed Consolidated Financial Statements, for further information.

We secured an additional line of credit for $150.0 million in the first quarter of 2025, collateralized by 3,250 of our bitcoin holdings. We used the funds for general corporate purposes. As of June 30, 2025, the facility was fully utilized.

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

To file a report, use the Client Code “MarathonPG” and pick one of the following options:

•Call: 1-877-647-3335

•Click: http://www.RedFlagReporting.com

Change in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting other than the ongoing remediation efforts undertaken by management.

PART II

ITEM 1. LEGAL PROCEEDINGS

Other than as disclosed under the caption “Contingencies—Legal Proceedings” in Note 15 - Commitments and Contingencies in the notes to our Condensed Consolidated Financial Statements included in this Quarterly Report, we are presently not a party to any material litigation or regulatory proceeding and are not aware of any pending or threatened litigation or regulatory proceeding against us which, individually or in the aggregate, could have a material adverse effect on our business, operating results, financial condition or cash flows.

ITEM 1A. RISK FACTORS

Other than the additional risk factors herein, we are not aware of any material changes to the risk factors set forth under the caption “Risk Factors” in Part I, Item 1A of our Annual Report, which are incorporated herein by reference. The risks described in our Annual Report are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business, financial condition, operating results, liquidity and future prospects.

Our bitcoin lending arrangements expose us to risks of nonrepayment by borrowers, operational failures and cybersecurity threats, and a material portion of our bitcoin holdings is subject to these risks.

We generate income through bitcoin lending arrangements. As of June 30, 2025, approximately 7,877 bitcoin were loaned to third parties under such arrangements, representing a material portion of our total bitcoin holdings. Lending bitcoin involves risk of default, particularly in a highly volatile market. Borrowers may fail to repay their loans due to market downturns, fraud or other financial challenges. As our bitcoin loans are unsecured, they would rank subordinate to a borrower’s secured loans if the borrower becomes insolvent. Accordingly, we may be unable to recover part or all of the loaned bitcoin, which could result in substantial financial losses.

Additionally, digital asset lending platforms are vulnerable to operational and cybersecurity risks. Technical failures, software bugs or system outages could disrupt lending activities, cause transaction errors or result in inaccurate record-keeping. Cybersecurity threats, including hacking, phishing, social engineering and other malicious attacks, pose further risks, potentially leading to the loss, theft or misappropriation of our loaned bitcoin. A successful cyberattack or security breach involving our loaned bitcoin could materially and adversely impact our financial position, reputation and ability to conduct future lending activities.

Our use of a separately managed account to actively manage a portion of our bitcoin holdings exposes us to significant risks, including market losses, loss of control, counterparty failure and the potential loss of part or all of our investment.

As of June 30, 2025, we held approximately 2,004 bitcoin in a separately managed account with a third-party manager that exercises discretionary authority to actively trade the bitcoin. This structure exposes us to numerous risks beyond those associated with passive holding, including losses resulting from poor investment decisions, trading errors, leverage, concentration or unfavorable market movements.

We do not control the day-to-day management of the account, and we may have limited visibility into the specific strategies, counterparties, or risk exposures involved. The third-party manager or custodian may suffer from operational failures, cybersecurity incidents, mismanagement, fraud or insolvency, any of which could impair our ability to recover some or all of the bitcoin held in the account.

In the event of a material adverse event affecting the manager, custodian or the trading strategy, we could lose a significant portion, or the entirety, of our investment in the account. Such a loss could materially and adversely affect our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Director and Officer Trading Plans and Arrangements

On May 28, 2025, Fred Thiel, Chief Executive Officer and Chairman of the Board, entered into a 10b5-1 Plan. Mr. Thiel’s 10b5-1 Plan provides for the potential sale of up to 357,565 shares of the Company’s common stock between the first potential sale date on September 17, 2025 and the expiration of the 10b5-1 Plan on September 30, 2026.

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Quarterly Report.

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Provided Herewith
3.1	Restated Articles of Incorporation of the Company	Form 10-K	3/3/2025	3.1
3.2	Amended and Restated Bylaws of the Company	Form 10-K	3/3/2025	3.2
10.1	Second Amendment to MARA Holdings, Inc. Amended and Restated 2018 Equity Incentive Plan	Form 8-K	6/27/2025	10.1
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

Date:	July 29, 2025

MARA HOLDINGS, INC.

		By:	/s/ Fred Thiel
		Name:	Fred Thiel
		Title:	Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

		By:	/s/ Salman Khan
		Name:	Salman Khan
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)