Form 10-Q
period 2025-09-30
MARA Holdings, Inc.
filed 2025-11-04
CIK 1507605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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

As of October 28, 2025, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 378,184,353.

PART I

ITEM 1. FINANCIAL STATEMENTS

MARA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
(in thousands, except share and per share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$826,392	$391,771
Restricted cash	12,000	12,000
Digital assets, current portion	3,712	4,327
Other receivables	33,120	6,345
Deposits	24,375	18,778
Derivative instrument, current portion	21,938	1,542
Prepaid expenses and other current assets	40,385	35,610
Total current assets	961,922	470,373

Digital assets, net of current portion	4,048,555	3,223,989
Digital assets - receivable, net	1,973,823	960,057
Property and equipment, net	1,554,666	1,549,491
Advances to vendors	107,441	121,298
Investments	137,137	111,493
Long-term deposits	211,424	240,651
Long-term prepaids	12,748	14,221
Operating lease right-of-use assets	32,388	16,874
Derivative instrument, net of current portion	29,726	7,405
Goodwill	82,776	82,751
Intangible assets, net	771	2,714
Total long-term assets	8,191,455	6,330,944
TOTAL ASSETS	$9,153,377	$6,801,317

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$11,434	$12,556
Accrued expenses	74,330	76,887
Line of credit, current portion	350,000	—
Operating lease liabilities, current portion	1,316	239
Finance lease liability, current portion	173	168
Other current liabilities	22,118	5,347
Total current liabilities	459,371	95,197
See accompanying notes to the Condensed Consolidated Financial Statements

Notes payable	3,247,561	2,246,578
Line of credit, net of current portion	—	200,000
Operating lease liabilities, net of current portion	39,605	22,977
Finance lease liability, net of current portion	3,817	3,709
Deferred tax liabilities	215,760	88,503
Other long-term liabilities	12,251	8,411
Total long-term liabilities	3,518,994	2,570,178

Commitments and Contingencies (Note 16)

Equity:
Preferred stock, par value $0.0001 per share, 50,000,000 shares authorized; no shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, par value $0.0001 per share, 800,000,000 shares authorized; 378,601,057 shares and 340,258,453 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	37	34
Additional paid-in capital	4,786,522	4,155,386
Accumulated earnings (deficit)	371,777	(26,387)
Total stockholders’ equity attributable to MARA	5,158,336	4,129,033
Noncontrolling interest	16,676	6,909
Total equity	5,175,012	4,135,942
TOTAL LIABILITIES AND EQUITY	$9,153,377	$6,801,317
See accompanying notes to the Condensed Consolidated Financial Statements

MARA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2025	2024	2025	2024
Revenues	$252,410	$131,647	$704,779	$441,984

Costs and operating expenses
Purchased energy costs	43,080	26,988	128,291	59,189
Operating and maintenance costs	26,310	9,365	68,466	40,774
Third-party hosting and other energy costs	75,664	63,694	212,876	187,280
General and administrative	85,296	58,744	264,109	181,142
Depreciation and amortization	167,312	101,859	486,950	290,969
Change in fair value of digital assets	(234,240)	(30,088)	(686,105)	(370,896)
Change in fair value of derivative instrument	4,422	58,234	(42,717)	35,235
Impairment of assets	—	—	26,253	—
Taxes other than on income	2,354	1,957	7,886	6,022
Early termination expenses	5,000	10,304	5,000	38,061
Research and development	8,716	2,813	26,560	9,124
Restructuring costs	20,905	—	20,905	—
Total costs and operating expenses	204,819	303,870	518,474	476,900
Operating income (loss)	47,591	(172,223)	186,305	(34,916)

Other income (loss)
Change in fair value of digital assets - receivable, net	108,859	—	339,339	—
Interest income	17,689	3,894	39,315	8,775
Interest expense	(12,760)	(2,342)	(35,536)	(4,967)
Equity in net earnings of unconsolidated affiliate	(1,711)	(2,133)	(2,626)	(825)
Other	1,144	(1,146)	(1,891)	1,891
Total other income (loss)	113,221	(1,727)	338,601	4,874
Income (loss) before income taxes	160,812	(173,950)	524,906	(30,042)
Income tax benefit (expense)	(37,678)	49,161	(127,010)	42,767
Net income (loss)	$123,134	$(124,789)	$397,896	$12,725
Less: net (income) loss attributable to noncontrolling interest	(6)	—	268	—
Net income (loss) attributable to common stockholders	$123,128	$(124,789)	$398,164	$12,725

Net income (loss) per share of common stock - basic	$0.33	$(0.42)	$1.13	$0.05
Weighted average shares of common stock - basic	372,073,173	294,942,685	352,315,857	277,643,666

Net income (loss) per share of common stock - diluted	$0.27	$(0.42)	$0.90	$0.05
Weighted average shares of common stock - diluted	470,126,290	294,942,685	450,081,096	282,651,034

See accompanying notes to the Condensed Consolidated Financial Statements

MARA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

For the Three Months Ended September 30, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
(in thousands, except share data)	Number	Amount
Balance at June 30, 2025	362,337,906	$36	$4,542,968	$248,649	$4,791,653	$4,559	$4,796,212
Stock-based compensation, net of tax withholding	1,849,707	—	38,466	—	38,466	—	38,466
Issuance of common stock, net of offering costs	14,932,762	1	252,549	—	252,550	—	252,550
Repurchase of shares in settlement of restricted stock	(519,318)	—	(7,691)	—	(7,691)	—	(7,691)
Contribution from noncontrolling interest	—	—	—	—	—	12,111	12,111
Purchases of capped call	—	—	(39,770)	—	(39,770)	—	(39,770)
Net income	—	—	—	123,128	123,128	6	123,134
Balance at September 30, 2025	378,601,057	$37	$4,786,522	$371,777	$5,158,336	$16,676	$5,175,012

For the Nine Months Ended September 30, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
(in thousands, except share data)	Number	Amount
Balance at December 31, 2024	340,258,453	$34	$4,155,386	$(26,387)	$4,129,033	$6,909	$4,135,942
Stock-based compensation, net of tax withholding	5,748,578	—	142,237	—	142,237	—	142,237
Issuance of common stock, net of offering costs	35,339,308	3	571,890	—	571,893	—	571,893
Repurchase of shares in settlement of restricted stock	(2,745,282)	—	(43,221)	—	(43,221)	—	(43,221)
Contribution from noncontrolling interest	—	—	—	—	—	10,035	10,035
Purchases of capped call	—	—	(39,770)	—	(39,770)	—	(39,770)
Net income (loss)	—	—	—	398,164	398,164	(268)	397,896
Balance at September 30, 2025	378,601,057	$37	$4,786,522	$371,777	$5,158,336	$16,676	$5,175,012

See accompanying notes to the Condensed Consolidated Financial Statements

For the Three Months Ended September 30, 2024

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
(in thousands, except share data)	Number	Amount
Balance at June 30, 2024	287,046,579	$28	$3,072,753	$(430,126)	$2,642,655	$—	$2,642,655
Stock-based compensation, net of tax withholding	859,452	—	22,818	—	22,818	—	22,818
Issuance of common stock, net of offering costs	17,313,059	2	320,759	—	320,761	—	320,761
Repurchase of shares in settlement of restricted stock	(306,344)	—	(5,852)	—	(5,852)	—	(5,852)
Net loss	—	—	—	(124,789)	(124,789)	—	(124,789)
Balance at September 30, 2024	304,912,746	$30	$3,410,478	$(554,915)	$2,855,593	$—	$2,855,593

For the Nine Months Ended September 30, 2024

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
(in thousands, except share data)	Number	Amount
Balance at December 31, 2023	242,829,391	$24	$2,183,537	$(567,640)	$1,615,921	$—	$1,615,921
Stock-based compensation, net of tax withholding	4,180,445	—	100,908	—	100,908	—	100,908
Issuance of common stock, net of offering costs	59,449,012	6	1,154,998	—	1,155,004	—	1,155,004
Repurchase of shares in settlement of restricted stock	(1,546,102)	—	(28,965)	—	(28,965)	—	(28,965)
Net income	—	—	—	12,725	12,725	—	12,725
Balance at September 30, 2024	304,912,746	$30	$3,410,478	$(554,915)	$2,855,593	$—	$2,855,593
See accompanying notes to the Condensed Consolidated Financial Statements

MARA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$397,896	$12,725
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	486,950	289,597
Deferred tax expense (benefit)	127,257	(43,932)
Change in fair value of digital assets and digital assets - receivable, net	(1,025,444)	(370,896)
Impairment of assets	26,253	—
Net gain on investments	(12,429)	(4,236)
Stock-based compensation	142,237	103,585
Change in fair value of derivative instrument	(42,717)	35,235
Early termination expenses	5,000	38,061
Equity in net earnings of unconsolidated affiliate	2,626	825
Other adjustments from operations, net	14,408	1,385
Changes in operating assets and liabilities	(700,017)	(425,945)
Net cash used in operating activities	(577,980)	(363,596)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances to vendors	(215,516)	(584,799)
Acquisition, net of cash acquired	(36,369)	(275,839)
Loan receivable	—	(178)
Purchase of property and equipment	(242,599)	(64,303)
Proceeds from sale of property and equipment	3,654	2,200
Proceeds from sale of digital assets	182,400	118,358
Purchase of digital assets	(282,075)	(395,588)
Investment in equity method investments	(7,714)	(22,146)
Purchase of equity investments	(24,443)	(9,960)
Net cash used in investing activities	(622,662)	(1,232,255)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	571,893	1,155,004
Proceeds from issuance of Convertible Notes, net of issuance costs	1,014,808	291,595
Repurchase of shares in settlement of restricted stock	(43,221)	(28,965)
Line of credit	150,000	—
Repayment of finance lease liabilities	(168)	(163)
Repayment of Convertible Notes	(18,279)	—
Purchased capped calls	(39,770)	—
Cash paid for shares withheld for taxes	—	(2,677)
Net cash provided by financing activities	1,635,263	1,414,794

Net increase (decrease) in cash, cash equivalents and restricted cash	434,621	(181,057)
Cash, cash equivalents and restricted cash — beginning of period	403,771	357,313
Cash, cash equivalents and restricted cash — end of period	$838,392	$176,256
See accompanying notes to the Condensed Consolidated Financial Statements

MARA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

MARA Holdings, Inc. (together with its subsidiaries, the “Company” or “MARA”) is a vertically integrated digital energy and infrastructure company that leverages high-intensity compute, such as Bitcoin mining, to monetize excess energy and optimize power management. The Company is focused on two key priorities: strategically growing by shifting its model toward low-cost energy with more efficient capital deployment and working to develop and deploy a full suite of solutions for data centers and edge inference, including energy management and load balancing.

The term “Bitcoin” with a capital “B” is used to denote the Bitcoin protocol which implements a highly available, public, permanent, and decentralized ledger. The terms “bitcoin” with a lower case “b” and “BTC” are used to denote the digital asset, bitcoin.

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

Reclassifications

Effective the first quarter of 2025, the Company made certain changes to the presentation of its Condensed Consolidated Statements of Operations to provide greater transparency and improve the usefulness of its financial reporting. Specifically, the Company disaggregated cost of revenue and certain operating expenses into the following new line items: “Purchased energy costs,” “Operating and maintenance costs,” and “Third-party hosting and other energy costs.” In addition, cost of depreciation and amortization and amortization of intangibles have been aggregated into a single line item titled “Depreciation and amortization.” The Company also began separately presenting expenses related to “Taxes other than on income,” which were previously included within general and administrative expenses.

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

Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and assess performance. The Company’s CODM group is composed of the Chief Executive Officer and Chief Financial Officer. The Company operates as one operating segment and uses net income as a measure of profit or loss on a consolidated basis in making decisions regarding resource allocation and performance assessment. Additionally, the Company’s CODM regularly reviews the Company’s expenses on a consolidated basis. The financial metrics used by the CODM help make key operating decisions, such as determination of digital asset purchases and significant acquisitions and allocation of budget between operating costs, general and administrative expenses and research and development expenses.

Cash and Cash Equivalents

The Company considers all highly liquid investments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalent balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). During March 2023, the Company began to participate, to the extent practicable, in insured cash sweep programs which “sweep” its deposits across multiple FDIC insured accounts, each with deposits of no more than $250.0 thousand. As of September 30, 2025, substantially all of the Company’s cash and cash equivalents were FDIC insured or government backed.

Restricted Cash

Restricted cash as of September 30, 2025 principally represented those cash balances that support commercial letters of credit and are restricted from withdrawal.

Digital Assets

The Company primarily holds bitcoin for long-term investment purposes and may periodically make strategic open market purchases of bitcoin. The Company seeks to generate returns on its holdings as bitcoin price appreciates and actively pursues risk-adjusted return opportunities to generate cash flows that supports its operating expenses. During the third quarter of 2025, the Company revised its bitcoin investment strategy and may opt to sell a portion of the bitcoin produced from its mining operations to fund operational costs, while continuing to hold the majority of its bitcoin for long-term investment purposes.

Bitcoin digital assets are included in non-current assets on the Condensed Consolidated Balance Sheets due to the Company’s intent to retain and hold the majority of its bitcoin for long-term investment purposes. Other digital assets are held with the intent to fund operating expenses and are included in current assets on the Condensed Consolidated Balance Sheets. In addition, digital assets that are loaned, actively managed or pledged as collateral are reported as “Digital assets - receivable, net” and classified as long-term assets on the Condensed Consolidated Balance Sheets, consistent with the Company’s intent to primarily retain bitcoin under its bitcoin investment approach.

Proceeds from the sale of digital assets are included within investing activities in the accompanying Condensed Consolidated Statement of Cash Flows. Following the adoption of Accounting Standards Update (“ASU”) 2023-08, Accounting for and Disclosure of Crypto Assets, effective January 1, 2023, the Company measures digital assets at fair value with changes recognized on the Condensed Consolidated Statements of Operations, in accordance with ASC 350-60, Intangibles – Goodwill and Other – Crypto Assets (“ASC 350-60”). The Company tracks its cost basis of digital assets in accordance with the first-in-first-out method of accounting. Refer to Note 5 – Digital Assets, for further information.

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

Additionally, the Company established a separately managed account (the “SMA”) with an external full-service investment advisor and transferred an allotted amount of the Company’s bitcoin holdings to be actively managed under such agreement. The SMA is managed within defined parameters intended to generate returns while limiting downside risk, and it maintains liquidity with short-term notice. Similar to bitcoin loaned or pledged as collateral, bitcoin transferred to the SMA is initially measured at fair value upon transfer and subsequently remeasured at fair value at the end of each reporting period.

The digital asset receivable balance is evaluated for possible credit losses, in accordance with ASC 326, Financial Instruments – Credit Losses. The allowance for credit losses on digital assets receivables under the current expected credit loss (“CECL”) model is determined by utilizing the probability of default (“PD”) loss given default (“LGD”) approach. In order to apply the PD LGD approach, management considers the remaining expected life of the loans and forecasts of future economic conditions. Allowance for credit losses are included in “Other” on the Condensed Consolidated Statements of Operations. Refer to Note 5 – Digital Assets, “Digital assets - receivable, net” for further information.

Derivatives

The Company enters into derivative contracts to manage its exposure to fluctuations in the price of bitcoin and energy costs and not for any other purpose. In addition, the Company evaluates its financing and service arrangements to determine whether certain arrangements contain features that qualify as embedded derivatives requiring bifurcation in accordance with ASC 815, Derivatives and Hedging. Embedded derivatives that are required to be bifurcated from the host instrument or arrangement are accounted for and valued as separate financial instruments. There were no embedded derivatives requiring separation from the host instrument as of September 30, 2025 and December 31, 2024.

The Company does not elect to designate derivative instruments as hedges for accounting purposes. As such, derivative instruments are recorded at fair value each reporting period as “Derivative instruments” on the Condensed Consolidated Balance Sheets, with subsequent changes in fair value and settlements recognized in “Changes in fair value of derivative instrument” on the Condensed Consolidated Statements of Operations. The Company classifies derivative assets or liabilities as current or non-current based on whether settlement of the instrument could be required within 12 months of the balance sheet date, and for derivatives with multiple settlements, based on the term of the contract.

Bitcoin Derivatives

From time to time the Company enters into derivative contracts to mitigate bitcoin market pricing volatility risk. During the three and nine months ended September 30, 2025, the Company recorded a $3.2 million and

$10.2 million loss, respectively, on derivatives as a non-operating expense on the Condensed Consolidated Statements of Operations, settled through bitcoin.

Energy Derivatives

The Company acquired a commodity swap contract as a result of the GC Data Center Acquisition (as defined below) on January 12, 2024. The commodity swap contract hedges price variability in electricity purchases and expires on December 31, 2027. The commodity swap contract meets the definition of a derivative due to terms that provide for net settlement.

In April 2025, the Company amended the commodity swap contract, which lowered the fixed price for electricity and resulted in an $8.2 million adjustment recorded in “Change in fair value of derivative instrument” on the Condensed Consolidated Statements of Operations.

As of September 30, 2025, the estimated fair value of the Company’s derivative asset instrument was $51.7 million, estimated using observable market-based inputs classified under Level 2 of the fair value hierarchy. The significant assumptions used in the discounted cash flow model to estimate fair value include the discount rate and electricity forward curves.

The following table presents changes in fair value of the derivative instrument for the nine months ended September 30, 2025 and 2024:

(in thousands)
Balance at December 31, 2024	$8,947
Change in fair value of derivative instrument	42,717
Balance at September 30, 2025	$51,664

(in thousands)
Balance at December 31, 2023	$—
Commodity swap contract	10,989
Change in fair value of derivative instrument	(35,235)
Balance at September 30, 2024	$(24,246)

For the three months ended September 30, 2025, the Company recorded a loss of $4.4 million as the “Change in fair value of the derivative instrument” on the Condensed Consolidated Statements of Operations.

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

Equity Method Investments

The Company accounts for investments in which it owns between 20% and 50% of the common stock and has the ability to exercise significant influence, but not control, over the investee using the equity method of accounting in accordance with ASC 323, Equity Method Investments and Joint Ventures. Under the equity method, an investor initially records its investment in the investee at cost and adjusts the carrying amount of its investment to recognize its proportionate share of the earnings or losses of the investee after the date of investment.

Other Investments

Investments in which the Company does not have the ability to exercise significant influence and does not have readily determinable fair values, are recorded at cost minus impairment, plus or minus changes from observable price changes in orderly transactions for identical or similar investments of the same issuer, in accordance with the measurement alternative described in ASC 321, Investments – Equity Securities (“ASC 321”).

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Goodwill is not subject to amortization, and instead, assessed for impairment annually at the end of each fiscal year, or more frequently when events or changes in circumstances indicate that it is more likely than not that the carrying value may not be recoverable in accordance with ASC 350, Intangibles – Goodwill and Other.

The Company initially assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, in which case a quantitative impairment test is performed. The Company performs the quantitative goodwill impairment test by comparing the fair value of the reporting unit with its carry amount, including goodwill. If the carrying amount exceeds the fair value, goodwill is impaired and an impairment loss up to the amount of goodwill allocated to the reporting unit is recognized. Income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit are considered when measuring the goodwill impairment loss, if applicable.

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

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC 805, Business Combinations (“ASC 805”), by recognizing the identifiable tangible and intangible assets acquired and liabilities assumed, measured at the acquisition date fair value. The determination of fair value involves assumptions, estimates and judgments. The initial allocation of the purchase price is considered preliminary and therefore subject to change until the end of the measurement period (up to one year from the acquisition date). Goodwill as of the acquisition date is measured as the excess of the purchase price over the fair value of the net assets acquired. Contingent consideration is included within the purchase price and is initially recognized at fair value as of the acquisition date. Contingent consideration, classified as a liability, is remeasured to fair value each reporting period, until the contingency is resolved. Changes in fair value of contingent consideration period-over-period are recognized in earnings.

Acquisition related expenses are recognized separately from the business combination and are expensed as incurred.

Revenues

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of the revenue standard is that a reporting entity should recognize revenues to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Refer to Note 4 – Revenues, for further information.

Purchased Energy Costs

The Company defines purchased energy costs as the amount paid to power providers for power consumed related to the Company’s owned Bitcoin mining operations.

Third-Party Hosting and Other Energy Costs

The Company considers third-party hosting and other energy costs as power expenses paid to power providers for power consumed related to third party hosted Bitcoin mining operations, as well as other digital asset mining operation energy costs. As of September 30, 2025, the Company has third party hosting agreements extending through 2028. Refer to Note 16 – Commitments and Contingencies, for further information.

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

Research and Development

Research and development costs consist primarily of contractor costs, equipment, supplies, personnel, and related expenses for research and development activities. Research and development costs are expensed as incurred in accordance with ASC 730, Research and Development and are included in operating expenses on the Condensed Consolidated Statements of Operations. Research and development costs were $8.7 million and $2.8 million for the three months ended September 30, 2025 and 2024, respectively, and $26.6 million and $9.1 million for the nine months ended September 30, 2025 and 2024, respectively.

Restructuring Costs

Restructuring costs reflect expenses resulting from restructuring initiatives the Company undertakes to improve operational efficiency and align resources with its strategic objectives. Restructuring costs primarily include asset write-off charges, contract termination costs, costs to vacate facilities, and other direct expenses associated with approved restructuring plans. Costs are recognized when the Company’s management approves a restructuring plan and the related amounts are both probable and estimable.

During the third quarter of 2025, the Company’s management committed to and initiated a restructuring plan to reorganize its technology operations, transitioning from a centralized technology unit to a model that embeds technological expertise and capabilities across the business. As part of this strategic shift, the Company decided to exit its two-phase immersion cooling (“2PIC”) product line and reallocate resources to other strategic opportunities.

Restructuring costs incurred during the three and nine months ended September 30, 2025, primarily consisted of asset write-off charges, contract termination costs and facility exit costs of $20.9 million, recorded on the Condensed Consolidated Statements of Operations. The majority of the actions of the restructuring plan were completed as of September 30, 2025.

Income Taxes

Effective Tax Rate

Our effective tax rate from continuing operations was 23.43% and 28.26% for the three months ended September 30, 2025 and 2024, respectively, and 24.18% and 142.36% for the nine months ended September 30, 2025 and 2024, respectively. The difference between the U.S. statutory tax rate of 21% was primarily due to non-deductible officer compensation, which represents a permanent difference that reduces the overall tax benefit.

The variance in effective tax rates between the current and prior year periods is primarily attributable to a valuation allowance that was in place during the prior year. The valuation allowance was established to offset deferred tax assets that were not expected to be realized at that time.

During the nine months ended September 30, 2025, the Company concluded, based upon all available evidence, that it was more likely than not that it would realize federal and state deferred tax assets. This assessment was primarily supported by the reversal of existing deferred tax liabilities and the Company’s continued generation of taxable income, including its cumulative income position over the past three years. Accordingly, no valuation allowance has been recorded against the Company’s federal and state deferred tax assets as of September 30, 2025.

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

The Company does not currently expect any of its remaining unrecognized tax benefits to be recognized in the next 12 months.

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

In September 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal Use Software. ASU 2025-06 eliminates accounting consideration of software project development stages and clarifies the threshold applied to begin capitalizing costs. The new standard is effective for the Company for its annual and interim periods beginning January 1, 2028, and permits prospective, modified prospective, retrospective or early adoption. The Company is currently evaluating the impact of adopting the standard.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 provides an optional practical expedient when applying the guidance related to the estimate of expected credit losses for current accounts receivables and current contract assets resulting from transactions arising from contracts with customers. The new standard is effective for the Company for its annual periods beginning January 1, 2026, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which amends the guidance for identifying the accounting acquirer in transactions involving the acquisition of a variable interest entity that meets the definition of a business. The guidance is intended to reduce diversity in practice and improve consistency in the application of acquisition accounting. The new standard is effective for the Company for its annual periods beginning January 1, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.

In March 2025, the FASB issued ASU No. 2025-02, Liabilities (405): Amendments to SEC Paragraph Pursuant to SEC Staff Accounting Bulletin No. 122. ASU 2025-02 amends the Accounting Standard Codification to remove the text of SEC Staff Accounting Bulletin (“SAB”) 121, as rescinded by SAB 122. The new standard became effective immediately and did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

NOTE 3 – ACQUISITIONS

Wind Farm (Hansford County, Texas)

On February 14, 2025, the Company acquired a wind farm located in Hansford County, Texas with 240 megawatts of interconnection capacity and 114 megawatts of nameplate wind capacity from Great Plains Wind Park Holdings, LLC (the “Wind Farm”) for total consideration of $49.2 million, including transaction costs and contingent consideration. The primary assets acquired were property and equipment of $48.2 million and $1.0 million related to working capital. In addition, the Company recorded a $10.9 million ROU asset and corresponding lease liability and a $3.3 million asset retirement obligation and offsetting liability, recognized in property and equipment and other long-term liabilities, respectively. The acquisition was accounted for as an asset acquisition that did not meet the definition of a business. The total consideration was allocated based on the relative fair values of the assets acquired and liabilities assumed, and no goodwill was recognized. This acquisition is intended to convert underutilized sustainable resources into economic value, achieve low energy cost, and enable broader renewable energy development.

GC Data Center Acquisition and Garden City Acquisition

The Company acquired two operational Bitcoin mining sites located in Granbury, Texas and Kearney, Nebraska (the “GC Data Center Acquisition”) on January 12, 2024 and an additional operational Bitcoin mining site located in Garden City, Texas (the “Garden City Acquisition”) on April 1, 2024. The following unaudited pro forma financial information reflects the GC Data Center Acquisition and Garden City Acquisition by the application of pro forma adjustments to the Company’s historical financial statements as if the acquisition had occurred on January 1, 2023, for the indicated periods:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands, except per share data)	2024	2024
Revenue	$131,647	$445,077
Loss before income taxes	(173,950)	(21,933)
Earnings per common share:
Basic	$(0.42)	$0.03
Diluted	(0.42)	0.03

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

The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer. The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. When determining the transaction price, an entity must consider the effects of all of the following:

•Variable consideration;

•Constraining estimates of variable consideration;

•The existence of a significant financing component in the contract;

•Noncash consideration; and

•Consideration payable to a customer.

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

Application of the Five-Step Model to the Company’s Mining and Hosting Operations

The Company’s ongoing major or central operation is to provide bitcoin transaction verification services to the transaction requester, in addition to the Bitcoin network through a Company-operated mining pool as the operator (“Operator”) (such activity, “mining”) and to provide a service of performing hash calculations to third-party pool operators alongside collectives of third-party bitcoin miners (such collectives, “mining pools”) as a participant (“Participant”).

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

The following table presents the Company’s revenues disaggregated for those arrangements in which the Company is the Operator and Participant:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Revenues from contracts with customers
Mining operator - transaction fees	$2,089	$2,836	$7,914	$16,743
Mining participant	13,527	13,596	35,340	37,234
Hosting services (1)	1,177	341	3,492	29,777
Total revenues from contracts with customers	16,793	16,773	46,746	83,754
Mining operator - block rewards	230,356	114,594	645,024	355,307
Other Revenue	5,261	280	13,009	2,923
Total revenues	$252,410	$131,647	$704,779	$441,984

(1) Includes revenue associated with prior year acquisitions. The Company made a strategic decision to exit hosting services upon acquisitions. Intercompany transactions have been eliminated in consolidation.

Mining Operator

As Operator, the Company provides transaction verification services to the transaction requester, in addition to the Bitcoin network. Transaction verification services are an output of the Company’s ordinary activities; therefore, the Company views the transaction requester as a customer and recognizes the transaction fees as revenue from contracts with customers under ASC 606. The Bitcoin network is not an entity such that it may not meet the definition of a customer; however, the Company has concluded that it is appropriate to apply ASC 606 by analogy to block rewards earned from the Bitcoin network. The Company is currently entitled to the block reward of 3.125 bitcoin, subsequent to the halving that occurred on April 19, 2024. Prior to the halving, the Company was entitled to the block reward of 6.25 bitcoin from each successful validation of a block. The Company is also entitled to the transaction fees paid by the transaction requester payable in bitcoin for each successful validation of a block. The Company assessed the following factors in the determination of the inception and duration of each individual contract to validate a block and satisfaction of its performance obligation as follows:

•For each individual contract, the parties’ rights, the transaction price, and the payment terms are fixed and known as of the inception of each individual contract.

•The transaction requester and the Bitcoin network each have a unilateral enforceable right to terminate their respective contracts at any time without penalty.

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

For the nine months ended September 30, 2025 and during 2024, the Company participated in FPPS mining pools.

FPPS Mining Pools

The Company primarily participated in mining pools that use the FPPS payout method for the nine months ended September 30, 2025. The Company is entitled to compensation once it begins to perform hash calculations for the pool operator in accordance with the operator’s specifications over a 24-hour period beginning midnight UTC and ending 23:59:59 UTC on a daily basis. The non-cash consideration that the Company is entitled to for providing hash calculations to the pool operator under the FPPS payout method is made up of block rewards and transaction fees less pool operator expenses determined as follows:

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

•The non-cash consideration in the form of transaction fees paid by transaction requesters is based on the share of total actual fees paid over the daily 24-hour period beginning midnight UTC and ending 23:59:59 UTC in accordance with the following formula: total actual transaction fees generated on the Bitcoin network during the 24-hour period as a percent of total block rewards the Bitcoin network actually generated during the same 24-hour period, multiplied by the block rewards the Company earned for the same 24-hour period noted above.

•The block reward and transaction fees earned by the Company are reduced by mining pool fees charged by the operator for operating the pool based on a rate schedule per the mining pool contract. The mining pool fee is only incurred to the extent the Company performs hash calculations and generates revenue in accordance with the pool operator’s payout formula during the same 24-hour period beginning midnight UTC daily.

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

Hosting Services

The Company operates multiple Bitcoin mining sites, which were acquired during the year ended December 31, 2024, that provide hosting services to institutional-scale crypto mining companies. Hosting services include colocation and managed services. Colocation services include providing mining companies with sheltered data center space, electrical power, cooling, and internet connectivity. Managed services generally include providing customers with technical support and maintenance services, in addition to colocation services. As of September 30, 2025, only one customer remains associated with these hosting services. The Company will not be taking on any new hosting services customers and will transition acquired sites to self-mining as existing customer agreements expire or are terminated early.

Colocation services revenue is recognized over time as the customer simultaneously receives and consumes the benefits of the Company’s performance. Managed services revenue is recognized at a point-in-time as the control transfers to the customer, satisfying the performance obligation. The transaction price for colocation services is variable based on the consumption of energy and the managed services price is a fixed rate per miner basis. The Company recognizes hosting services revenue to the extent that a significant reversal of such revenue will not occur. Hosting services customers are generally invoiced in advance of the month in which the Company satisfies its performance obligation, and deferred revenue is recorded for any upfront payments received in advance of the Company’s performance. The monthly transaction price is generally variable based on the amount of megawatt hours (“MWh”) consumed by the customer’s equipment and when other monthly contracted services are performed. At the end of each month, the customer is billed for the actual amount owed for services performed. The Company recognizes revenue for hosting services under the right-to-invoice practical expedient in ASC 606-10-55-18, which allows for the recognition of revenue over time as the Company’s right-to-invoice for final payment corresponds directly with the value of services transferred to the customer to-date.

Expenses associated with providing hosting services are recorded as third-party hosting and other energy costs, and depreciation on hosting equipment is recorded as depreciation and amortization.

NOTE 5 – DIGITAL ASSETS

Digital assets

The following table presents the Company’s significant digital asset holdings as of September 30, 2025 and December 31, 2024, respectively:

	As of September 30, 2025
(in thousands, except for quantity)	Quantity	Cost Basis	Fair Value
Bitcoin	35,493	$3,696,504	$4,048,555
Bitcoin - receivable (1)	17,357	941,169	1,979,923
Total bitcoin holdings	52,850	4,637,673	6,028,478

Other digital assets		7,431	3,712
Total digital assets held as of September 30, 2025		$4,645,104	$6,032,190

	As of December 31, 2024
(in thousands, except for quantity)	Quantity	Cost Basis	Fair Value
Bitcoin	34,519	$2,415,963	$3,223,989
Bitcoin - receivable (1)	10,374	401,334	968,436
Total bitcoin holdings	44,893	2,817,297	4,192,425

Kaspa	34,817,098	5,624	4,327
Total digital assets held as of December 31, 2024		$2,822,921	$4,196,752

(1) The Company’s bitcoin - receivable holdings include bitcoin loaned, actively managed or pledged as collateral, excluding the allowance for credit loss. Refer to Note 5 – Digital Assets, Digital assets - receivable, net, and Note 14 – Debt, for further information.

The Company earned 11 and 51 bitcoin that were pending distribution from the Company’s equity method investee, the ADGM Entity (as defined below), which are excluded from the Company’s holdings as of September 30, 2025 and December 31, 2024, respectively.

Digital assets - receivable, net

Lending

Throughout 2024, the Company entered into master securities loan agreements with various counterparties that represent digital asset loan receivables to generate returns from a portion of its bitcoin holdings. As of December 31, 2024, a total of 7,377 bitcoin remained loaned to counterparties under these agreements. During the nine months ended September 30, 2025, an additional 3,000 bitcoin were loaned out to the counterparties, increasing the total bitcoin loaned under these agreements to 10,377.

Trading

On May 6, 2025, the Company entered into an SMA agreement with Two Prime LLC, an external full-service investment advisor, and transferred approximately 2,000 bitcoin to be actively managed under the arrangement. As of September 30, 2025 the SMA incurred a net loss of approximately 97 bitcoin, or $10.5 million, resulting in a total of 1,903 bitcoin held and actively managed within the SMA.

Borrowing

As of September 30, 2025 and December 31, 2024, the Company had a total of 5,077 and 2,997 bitcoin pledged as collateral, respectively, in connection with outstanding borrowings under the Line of Credit. Refer to Note 14 – Debt, for further information.

Digital assets - receivable, net consists of the following:

(in thousands)	September 30, 2025	December 31, 2024
Digital asset receivable - lending	$1,183,681	$688,674
Digital asset receivable - trading	217,065	—
Digital asset receivable - borrowing	579,177	279,762
Total digital asset receivable	1,979,923	968,436
Less: Allowance for credit loss	(6,100)	(8,379)
Digital assets - receivable, net	$1,973,823	$960,057

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

The Company assesses the creditworthiness of its borrowers on a quarterly basis. For the purpose of determining the allowance for credit loss, financial assets with similar risk characteristics are pooled together. Our financial assets are aggregated by exposure term and assigned risk ratings. The Company considers credit ratings and various other factors, including the collateral and/or security of the digital asset receivable. The Company’s considerations are aligned with current ratings used by major credit ratings agencies.

Given the limited historical data related to digital asset receivables and incurred losses related to digital asset receivables, the Company chose to rely on external data to perform the calculation of expected credit losses. The Company utilized the PD LGD approach to estimate the allowance for credit loss. In order to apply the PD LGD approach, management considered the lifetime of the digital asset receivables, the reasonable and supportable forecast, and the PD LGD.

As of September 30, 2025, the Company recorded a corresponding allowance for credit loss of $6.1 million, based on the PD LGD approach. As of December 31, 2024, the Company had digital asset receivables outstanding and recorded an allowance for credit loss of $8.4 million.

NOTE 6 – ADVANCES TO VENDORS AND DEPOSITS

The Company contracts with Bitcoin mining equipment manufacturers to procure equipment necessary for the operation of its Bitcoin mining operations. These agreements typically require the Company to make advance payments to mining equipment vendors, representing a portion of the total order value, payable at specified intervals. Payments are generally due several days after executing a contract and periodically thereafter with final payments due prior to shipment. The Company accounts for these payments as “Advances to vendors” on the Condensed Consolidated Balance Sheets.

As of September 30, 2025 and December 31, 2024, such advances to mining equipment vendors totaled approximately $107.4 million and $121.3 million, respectively.

In addition, the Company contracts with various service providers for hosting, operational support and construction of data centers where the Company’s equipment is deployed. These contracts typically require prepayments to service providers in conjunction with the related contractual obligations. When applicable, funds associated with surety bonds are included in these balances. The Company classifies these payments as “Deposits” and “Long-term deposits” on the Condensed Consolidated Balance Sheets.

As of September 30, 2025 and December 31, 2024, such deposits totaled approximately $235.8 million and $259.4 million, respectively.

NOTE 7 – PROPERTY AND EQUIPMENT

The components of property and equipment as of September 30, 2025 and December 31, 2024 are:

(in thousands, except useful life)	Useful life (Years)	September 30, 2025	December 31, 2024
Land (1)	—	$3,510	$3,510
Land improvements	9	26,530	26,530
Building and improvements	25	90,530	86,877
Mining rigs	3	1,924,966	1,705,648
Containers	10 - 15	114,702	106,784
Mining and transportation equipment	4 - 15	260,462	124,900
Asset retirement obligation	8 - 15	11,129	7,879
Construction in progress	—	123,286	71,396
Other	7	7,229	9,651
Total gross property, equipment		2,562,344	2,143,175
Less: Accumulated depreciation and amortization		(1,007,678)	(593,684)
Property and equipment, net		$1,554,666	$1,549,491

(1) Refer to Note 15 – Leases, for further information regarding the Company’s finance land lease.

The Company’s asset retirement obligations represent the estimated costs to return a site to its original state. As of September 30, 2025, the Company recognized an additional asset retirement obligation of $3.3 million related to the Wind Farm land lease. Asset retirement obligations are accreted over the term of the leases.

The Company’s accretion expense related to the asset retirement obligation for the three months ended September 30, 2025 and 2024 was $0.3 million and $0.2 million, respectively, and $0.9 million and $0.7 million for the nine months ended September 30, 2025 and 2024, respectively.

The Company’s depreciation expense related to property and equipment for the three months ended September 30, 2025 and 2024 was $163.6 million and $101.1 million, respectively, and $477.3 million and $266.9 million for the nine months ended September 30, 2025 and 2024, respectively.

Storm Damage

During the second quarter of 2025, severe storms damaged certain mining equipment at the Company’s Garden City Bitcoin mining site. As of September 30, 2025, the Company recognized an impairment of $26.0 million related to storm damage included in “Impairment of assets” on the Condensed Consolidated Statements of Operations.

NOTE 8 – INVESTMENTS

The components of investments as of September 30, 2025 and December 31, 2024 are:

(in thousands)	September 30, 2025	December 31, 2024
Equity method investments	$46,190	$57,447
Other investments	90,947	54,046
Total investments	$137,137	$111,493

Equity Method Investment

The ADGM Entity

On January 27, 2023, the Company entered into a Shareholders’ Agreement to form an Abu Dhabi Global Markets company (the “ADGM Entity”) in which the Company has a 20% ownership interest, which is accounted for as an equity method investment. The ADGM Entity commenced mining operations in September 2023.

The Company’s share of net loss for the three and nine months ended September 30, 2025 was $1.7 million and $2.6 million, respectively, including approximately $3.2 million and $9.5 million of depreciation and amortization, respectively. For the three and nine months ended September 30, 2024, the Company’s share of net loss was $2.1 million and $0.8 million, respectively, including approximately $3.1 million and $9.2 million of depreciation and amortization, respectively.

As of September 30, 2025, the Company’s investment in the ADGM Entity was $46.2 million and is reflected in “Investments” on the Condensed Consolidated Balance Sheets.

Other Investments

Other investments consist of strategic investments made from time to time in equity securities and SAFE investments.

Investments in Equity Securities

Auradine

As of September 30, 2025, the total carrying amount of the Company’s investment in Auradine, Inc. (“Auradine”) preferred stock was $85.4 million.

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

Other Investments

During the nine months ended September 30, 2025, the Company wrote off a previous investment of $2.3 million, as the Company believed there were indicators that the carrying value may not be recoverable. The loss on investments was recorded to “Other” on the Condensed Consolidated Statements of Operations.

As of September 30, 2025, the Company had no SAFE investments. As of December 31, 2024, the Company had two SAFE investments with a carrying value of $1.4 million.

NOTE 9 – INTANGIBLE ASSETS, NET

The following table presents the Company’s finite-lived intangible assets as of September 30, 2025 and December 31, 2024, respectively:

	As of September 30, 2025
(in thousands)	Cost	Accumulated Amortization	Other	Net
Customer relationships	$1,000	$(229)	$—	$771
Intellectual property	2,633	(1,536)	(1,097)	—
Total intangible assets	$3,633	$(1,765)	$(1,097)	$771

	As of December 31, 2024
(in thousands)	Cost	Accumulated Amortization	Net
Customer relationships	$23,000	$(22,041)	$959
Intellectual property	2,633	(878)	1,755
Total intangible assets	$25,633	$(22,919)	$2,714

The Company’s amortization expense related to intangible assets for the nine months ended September 30, 2025 and 2024 was $0.8 million and $22.7 million, respectively.

During the three months ended September 30, 2025, in connection with the restructuring activities, the Company fully eliminated $1.1 million of internal intellectual property associated with its technology operations. Refer to Note 2 – Summary of Significant Accounting Policies, Restructuring Costs, for further information. In 2024, the Company fully amortized the customer relationship intangible assets acquired in the GC Data Center Acquisition for $22.0 million due to the Company’s strategic decision to exit the hosting services business and termination of customer relationships during the period.

The following table presents the Company’s estimated future amortization of finite-lived intangible assets as of September 30, 2025:

Year	Amount (in thousands)
2025 (remaining)	$63
2026	250
2027	250
2028	208
Total	$771

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

Financial assets and liabilities are classified in their entirety within the fair value hierarchy based on the lowest level of input that is significant to their fair value measurement. The Company measures the fair value of its marketable securities and investments by taking into consideration valuations obtained from third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker-dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities and other observable inputs.

Recurring measurement of fair value

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy for each of those assets and liabilities as of September 30, 2025 and December 31, 2024, respectively:

(in thousands)	Total carrying value at September 30, 2025	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Money market accounts	$70,124	$70,124	$—	$—
U.S. government bills and securities	600,128	600,128
Digital assets	4,052,267	4,052,267	—	—
Digital assets - receivable, net (1)	1,973,823	—	1,973,823	—
Derivative instrument (2)	51,664	—	51,664	—
Liabilities:
Contingent consideration liability (3)	15,365	—	—	15,365

(in thousands)	Total carrying value at December 31, 2024	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Money market accounts	$292,927	$292,927	$—	$—
Digital assets	3,228,316	3,228,316	—	—
Digital assets - receivable, net (1)	960,057	—	960,057	—
Derivative instrument (2)	8,947	—	8,947	—
Liabilities:
Contingent consideration liability (3)	8,138	—	—	8,138

(1) The fair value of digital assets - receivable, net was estimated using the market approach, utilizing observable market prices and other relevant market data, which are considered Level 2 inputs. Refer to Note 5 – Digital Assets, Digital assets - receivable, net, for further information.

(2) The fair value of the derivative instrument was estimated using a discounted cash flow approach that considers various assumptions including current market prices and electricity forward curves, which are considered Level 2 inputs. Fluctuations in market prices and electricity forward curves could result in significant increases (decreases) in the fair value of derivative instruments. Refer to Note 2 – Summary of Significant Accounting Policies, Derivatives, for further information.

(3) Represents the estimated amount of acquisition-related consideration expected to be paid in the future as of September 30, 2025 for the GC Data Center Acquisition, the Arkon Acquisition and the Wind Farm. Increases (decreases) in the probability of achieving the milestones could result in significant changes in the fair value of the contingent consideration. Refer to Note 3 – Acquisitions and Note 16 – Commitments and Contingencies, for further information.

The Company includes money market accounts in cash and cash equivalents on the Condensed Consolidated Balance Sheets.

There were no transfers among Levels 1, 2 or 3 during the nine months ended September 30, 2025 or the year ended December 31, 2024.

Fair value of financial instruments not recognized at fair value

The following tables present information about the Company’s financial instruments that are not recognized at fair value on the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024:

(in thousands)	Total carrying value at September 30, 2025	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Notes payable	$3,247,561	$3,449,496	$—	$—

(in thousands)	Total carrying value at December 31, 2024	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Notes payable	$2,246,578	$1,974,398	$—	$—

There were no transfers among Levels 1, 2 or 3 during the nine months ended September 30, 2025 and year ended December 31, 2024. As of September 30, 2025 and December 31, 2024 there were no other assets or liabilities measured at fair value on a non-recurring basis.

NOTE 11 – NET INCOME (LOSS) PER SHARE

Net income (loss) per share is calculated in accordance with ASC 260, Earnings Per Share. Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. For the three and nine months ended September 30, 2025 and 2024, the Company recorded net income (loss) and as such, the Company calculated the impact of dilutive common stock equivalents in determining diluted earnings per share.

The following table presents the total potential securities that were not included in the computation of diluted income (loss) per share, as their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Warrants	324,375	324,375	324,375	324,375
Restricted stock units	—	8,064,856	—	—
Performance-based restricted stock units (1)	—	5,614,236	—	—
Convertible Notes (2)	—	20,224,952	—	20,224,952
Total dilutive shares	324,375	34,228,419	324,375	20,549,327

(1) Anti-dilutive performance-based restricted stock units are presented up to 249% as the maximum potential number of shares that may vest. Refer to Note 13 – Stock-based Compensation, for further information.

(2) Refer to Note 14 – Debt, for further information.

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2025	2024	2025	2024
Basic earnings per share of common stock:
Net income (loss) attributable to common stockholders - basic	$123,128	$(124,789)	$398,164	$12,725
Weighted average shares of common stock - basic	372,073,173	294,942,685	352,315,857	277,643,666
Net income (loss) per share of common stock - basic	$0.33	$(0.42)	$1.13	$0.05

Diluted earnings per share of common stock:
Net income (loss) attributable to common stockholders - basic	$123,128	$(124,789)	$398,164	$12,725
Add: Notes interest expense, net of tax	2,873	—	8,511	—
Less: Gain from extinguishment of debt, net of tax	(780)	—	(780)	—
Net income (loss) attributable to common stockholders - diluted	$125,221	$(124,789)	$405,895	$12,725
Weighted average shares of common stock - basic	372,073,173	294,942,685	352,315,857	277,643,666
Restricted stock units	4,785,415	—	4,354,085	4,426,110
Performance-based restricted stock units	2,111,390	—	2,128,453	581,258
Convertible Notes	91,156,312	—	91,282,701	—
Weighted average shares of common stock - diluted	470,126,290	294,942,685	450,081,096	282,651,034
Net income (loss) per share of common stock - diluted	$0.27	$(0.42)	$0.90	$0.05

NOTE 12 – STOCKHOLDERS’ EQUITY

Common Stock

On February 19, 2025, the Company’s stockholders approved an amendment to the Company’s articles of incorporation that increased the amount of common stock authorized for issuance to 800,000,000 with a par value of $0.0001 per share.

At-the-Market Offering Agreements

On March 28, 2025, the Company commenced a new at-the-market (“ATM”) offering program, which replaced the 2024 ATM (as defined below), with Barclays Capital Inc., BMO Capital Markets Corp., BTIG, LLC, Cantor Fitzgerald & Co., Guggenheim Securities, LLC, H.C. Wainwright & Co., LLC and Mizuho Securities USA LLC acting as the sales agents (collectively, the “Agents”) pursuant to an ATM agreement (the “2025 ATM”), under which the Company may offer and sell shares of its common stock from time to time through the Agents having an aggregate offering price of up to $2.0 billion. During the three and nine months ended September 30, 2025, the Company sold 14,932,762 and 29,910,760 shares of common stock, respectively, for an aggregate purchase price of $252.5 million and $471.8 million, respectively. Net offering expenses for the three and nine months ended September 30, 2025 were $1.3 million and $2.4 million, respectively.

In February 2024, the Company commenced an ATM offering program pursuant to an ATM agreement (the “2024 ATM”), under which the Company had the right to offer and sell shares of its common stock from time to time having an aggregate offering price of up to $1.5 billion. During the nine months ended September 30, 2025, the Company sold 5,428,548 shares of common stock for an aggregate purchase price of $100.1 million, net of offering expenses of $2.6 million, and concluded the 2024 ATM.

NOTE 13 – STOCK-BASED COMPENSATION

2018 Equity Incentive Plan

The Company’s Amended and Restated 2018 Equity Incentive Plan (the “2018 Plan”) provides for the issuance of stock options, restricted stock, restricted stock units (“RSUs”), preferred stock and other awards to employees, directors, consultants and other service providers.

In June 2025, the Company’s stockholders approved an amendment to the 2018 Plan that increased the number of shares authorized for issuance thereunder by 18,000,000 shares. As of September 30, 2025, the Company had an aggregate of 21,596,630 shares of common stock reserved for future issuance under the 2018 Plan.

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

A summary of the Company’s service-based RSU activity for the nine months ended September 30, 2025, is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2024	7,988,767	$15.44
Granted	4,530,695	15.13
Forfeited	(359,571)	15.32
Vested	(3,611,435)	15.01
Nonvested at September 30, 2025	8,548,456	$15.46

As of September 30, 2025, there was approximately $65.0 million of aggregate unrecognized stock-based compensation related to unvested service-based RSUs that is expected to be recognized over the next 2.8 years.

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

A summary of the Company’s PSU activity for the nine months ended September 30, 2025, is as follows:

	Number of PSUs	Weighted Average Grant Date Fair Value (1)
Nonvested at December 31, 2024	2,260,612	$49.05
Granted	3,874,767	16.16
Forfeited	(277,970)	21.51
Vested	(1,036,926)	48.46
Nonvested at September 30, 2025 (2)	4,820,483	$24.33

(1) Weighted average grant date fair value reflects the incremental impact of the Company’s modified 2024 LTIP awards, which resulted in a 200% achievement of the target level as of the December 2024 modification date.

(2) Includes 1,855,312 awards that achieved an actual payout of 200% of the target level.

As of September 30, 2025, there was approximately $82.6 million of aggregate unrecognized stock-based compensation related to unvested PSUs that is expected to be recognized over the next 2.1 years.

Common Stock Warrants

As of September 30, 2025, the Company’s issued and outstanding common stock warrants had no change from December 31, 2024. The Company continues to have 324,375 outstanding warrants, at a weighted average exercise price of $25.00, that are expected to expire in approximately 0.3 years.

Stock-based Compensation Expense

The following table presents a summary of the Company’s stock-based compensation expense, by award type:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Performance-based restricted stock units	$14,358	$6,437	$73,891	$11,606
Restricted stock units	24,108	16,903	68,346	91,979
Total stock-based compensation expense	$38,466	$23,340	$142,237	$103,585

The following table presents information about stock-based compensation expense by financial statement line item on the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Operating and maintenance costs	$425	$—	$1,214	$—
General and administrative	37,652	23,340	139,439	103,585
Research and development	389	—	1,584	—
Total stock-based compensation expense	$38,466	$23,340	$142,237	$103,585

NOTE 14 – DEBT

The net carrying value of the Company’s outstanding debt as of September 30, 2025 and December 31, 2024, consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
December 2026 Notes	$47,782	$66,811
September 2031 Notes	292,843	292,014
March 2030 Notes	982,571	979,642
June 2031 Notes	910,052	908,111
August 2032 Notes	1,014,313	—
Line of credit	350,000	200,000
Total debt	3,597,561	2,446,578
Current portion of long-term debt	(350,000)	—
Total long-term debt	$3,247,561	$2,446,578

As of September 30, 2025, the Company had $350.0 million outstanding under its Line of Credit, with periodic maturities due within the next twelve months. The Company has historically accessed capital markets, refinanced existing debt and issued new debt; however, such financing may not always be available. The Company believes it has sufficient liquid resources, including cash and cash equivalents of $826.4 million and the fair value of the Company’s bitcoin holdings of $6.0 billion, to meet its current obligations.

Convertible Senior Notes

The Company issued the following convertible notes (collectively, the “Convertible Notes”) in private offerings:

•$1.025 billion aggregate principal amount of 0.0% Convertible Senior Notes due 2032 (the “August 2032 Notes”)

•$925.0 million aggregate principal amount of 0.0% Convertible Senior Notes due 2031 (the “June 2031 Notes”)

•$1.0 billion aggregate principal amount of 0.0% Convertible Senior Notes due 2030 (the “March 2030 Notes”)

•$300.0 million aggregate principal amount of 2.125% Convertible Senior Notes due 2031 (the “September 2031 Notes”)

•$747.5 million aggregate principal amount of 1.0% Convertible Senior Notes due 2026 (the “December 2026 Notes”)

The following table summarizes the key terms of each of the Convertible Notes:

	December 2026	September 2031	March 2030	June 2031	August 2032
Issuance Date	November 2021	August 2024	November 2024	December 2024	July 2025
Maturity Date	December 1, 2026	September 1, 2031	March 1, 2030	June 1, 2031	August 1, 2032
Remaining Principal (in thousands)	$48,077	$300,000	$1,000,000	$925,000	$1,025,000
Stated Interest Rate	1.0%	2.125%	0.0%	0.0%	0.0%
Interest Payment Dates	June 1 & December 1	March 1 & September 1	March 1 & September 1	June 1 & December 1	February 1 & August 1
Net Proceeds (1) (in thousands)	$728,082	$291,595	$979,176	$907,908	$1,014,808
Effective Interest Rate	1.0%	2.6%	0.4%	0.3%	0.1%
Initial Conversion Rate	13.1277	52.9451	38.5902	28.9159	49.3619
Initial Conversion Price	$76.17	$18.89	$25.91	$34.58	$20.26
Share Principal Price	$1,000	$1,000	$1,000	$1,000	$1,000

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

Issuance of the August 2032 Notes

On July 25, 2025, the Company issued $950.0 million principal of the August 2032 Notes. On August 8, 2025, the initial purchasers purchased an additional $75.0 million principal of the August 2032 Notes, bringing the aggregate principal amount of $1.025 billion. The August 2032 Notes were issued pursuant to, and governed by, an indenture (the “Indenture”) between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”).

The August 2032 Notes are senior unsecured obligations of the Company and do not bear regular interest. The August 2032 Notes will mature on August 1, 2032, unless earlier converted, redeemed or repurchased in accordance with their terms. The August 2032 Notes are convertible into shares of the Company’s common stock at an initial conversion rate of 49.3619 shares per $1,000 principal amount of August 2032 Notes, which represents an initial conversion rate price of approximately $20.2585 per share of common stock. The conversion rate is subject to customary anti-dilution adjustments. In addition, following certain events that occur prior to the maturity date or if the Company delivers a notice of redemption, the Company will increase the conversion rate for a holder who elects to convert its August 2032 Notes in connection with such corporate event or notice of redemption, as the case may be, in certain circumstances as provided by the Indenture.

Prior to May 1, 2032, the August 2032 Notes are convertible only upon the occurrence of certain events. On or after May 1, 2032 until the close of business on the second scheduled trading day immediately preceding the maturity date of the August 2032 Notes, holders may convert the August 2032 Notes at any time. Upon conversion of the August 2032 Notes, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election.

Prior to January 15, 2030, the Company may not redeem the August 2032 Notes. The Company may redeem for cash all or any portion of the August 2032 Notes, at its option, on or after January 15, 2030, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days, whether or not consecutive, including the trading day immediately preceding the date on which the Company provides a notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. The redemption price will be equal to 100% of the principal amount of the August 2032 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

Holders have the right to require the Company to repurchase for cash all or any portion of their August 2032 Notes on January 4, 2030 at a repurchase price equal to 100% of the principal amount of the August 2032 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding the repurchase date, if the last reported sale price of the Company’s common stock on the second trading day immediately preceding the repurchase date is less than the conversion price. In addition, if the Company undergoes a “fundamental change,” as defined in the Indenture, prior to maturity, subject to certain conditions, holders may require the Company to repurchase for cash all or any portion of their August 2032 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the August 2032 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the Trustee or the holders of at least 25% in principal amount of the outstanding August 2032 Notes may declare 100% of the principal of, and accrued and unpaid special interest, if any, on, all the August 2032 Notes to be due and payable.

December 2026 Notes Partial Extinguishment of Debt

On July 25, 2025, in connection with the issuance of the August 2032 Notes, the Company entered into a privately negotiated purchase agreement with certain holders of its December 2026 Notes to repurchase approximately $19.4 million principal amount of the December 2026 Notes. This repurchase is treated as an extinguishment of debt. The Company recorded a $1.0 million gain on extinguishment of debt based on the carrying value of the December 2026 Notes, cash paid and related transaction costs on the Consolidated Statements of Operations.

The Company may, from time to time, seek to repurchase additional notes prior to the maturity date, whether through privately negotiated purchases, open market purchases, or otherwise.

Capped Calls

On July 23, 2025, in connection with the pricing of the August 2032 Notes, the Company entered into privately negotiated capped call transactions (the “Capped Calls”) with certain of the initial purchasers or their respective affiliates and certain financial institutions at an aggregate cost of approximately $39.8 million.

The Capped Calls cover, subject to anti-dilution adjustments substantially similar to those of the August 2032 Notes, the aggregate number of shares of the Company’s common stock initially underlying the August 2032 Notes. By entering into the Capped Calls, the Company expects to reduce the potential dilution to its common stock (or, in the event a conversion of the August 2032 Notes is settled in cash, to reduce its cash payment obligation) in the event that at the time of conversion of the August 2032 Notes the trading price of the Company’s common stock price exceeds the conversion price of the August 2032 Notes. The Capped Calls have a strike price of $20.26 per share and an initial cap price of $24.14 per share and are subject to certain adjustments under the terms of the Capped Calls.

The Capped Calls meet the criteria for classification in equity, are not remeasured each reporting period and are included as a reduction to additional paid-in capital within stockholders’ equity.

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

As of September 30, 2025, the aggregate outstanding balance on the Line of Credit was $350.0 million, and 5,077 bitcoin remained collateralized. The Line of Credit includes provisions requiring the collateral to be balanced against the outstanding borrowings. If the value of the collateral securing our borrowings fluctuates below or above a set threshold, the Company will be required to contribute additional collateral, or may withdraw excess collateral, as applicable, to maintain the agreed-upon level.

NOTE 15 – LEASES

As of September 30, 2025, the Company had operating and finance leases primarily for office space, mining facilities and land in the United States.

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

The following table presents the assets and liabilities related to the Company’s operating and finance leases as of September 30, 2025 and December 31, 2024:

(in thousands)		September 30, 2025	December 31, 2024
Assets	Balance Sheet Classification
Operating lease ROU assets	Operating lease right-of-use assets	$32,388	$16,874
Finance lease ROU assets	Property and equipment, net	2,855	2,877
Total ROU assets		$35,243	$19,751

Liabilities
Current portion:
Operating lease liabilities	Operating lease liabilities, current portion	$1,316	$239
Finance lease liability	Finance lease liability, current portion	173	168
Long-term portion:
Operating lease liabilities	Operating lease liabilities, net of current portion	39,605	22,977
Finance lease liability	Finance lease liability, net of current portion	3,817	3,709
Total lease liabilities		$44,911	$27,093

Lease costs are recorded on a straight-line basis within operating expenses. The Company’s total lease expenses are comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Lease costs:
Operating lease cost	$1,334	$437	$3,867	$1,402
Finance lease cost:
Amortization of ROU asset (1)	7	11	22	21
Interest on lease liabilities	—	—	280	—
Short-term lease rent expense	70	66	342	103
Variable lease cost	30,586	31,107	72,099	74,336
Total rent expense	$31,997	$31,621	$76,610	$75,862

(1) Amortization of finance lease ROU asset is included in “Depreciation and amortization” on the Condensed Consolidated Statements of Operations.

Additional information regarding the Company’s leasing activities is as follows:

	Nine Months Ended September 30,
	2025	2024
Operating cash flows from operating leases	$2,190	$1,250
Operating cash flows from finance lease	280	—
Financing cash flows from finance lease	168	163

Weighted-average remaining lease term (in years):
Operating leases	19.7	6.6
Finance lease	95.5	96.5
Weighted-average discount rate:
Operating leases	7.2%	6.7%
Finance lease	7.2%	7.2%

The following table presents the Company’s future minimum lease payments as of September 30, 2025:

(in thousands)
Year	Operating Leases	Finance Lease
2025 (remaining)	$776	$—
2026	4,152	173
2027	5,953	178
2028	5,948	183
2029	5,810	189
Thereafter	52,632	88,908
Total	75,271	89,631
Less: Imputed interest	(34,350)	(85,641)
Present value of lease liability	$40,921	$3,990

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Commitments

Pending Acquisitions

During the three months ended September 30, 2025, the Company and MARA France SAS, a wholly owned subsidiary of the Company, entered into an investment agreement to acquire a majority ownership interest in Exaion SAS, a subsidiary of EDF Pulse Ventures, for approximately $168.0 million, subject to regulatory and antitrust approvals and other customary closing conditions. Exaion SAS specializes in high-performance computing data centers and provides secure cloud and AI infrastructure. The Company has the option to increase its ownership through additional contingent payments dependent on the achievement of certain performance milestones, as specified in the investment agreement. Any contingent payments, if made, will be recognized as additional purchase consideration upon settlement. There can be no assurance that all closing conditions will be satisfied or that the acquisition will be completed as anticipated.

Miners and Other Mining Equipment

As of September 30, 2025, the Company has paid approximately $279.6 million in deposits and payments toward the purchase of miners and other mining equipment pursuant to new and existing purchasing agreements. The remaining commitment of approximately $83.9 million is due in periodic installments throughout 2025.

The Company contracts with service providers for hosting its equipment and operational support in data centers where its equipment is deployed. Under these arrangements, the Company expects to pay at minimum approximately $423.3 million in total payments over the next three years.

Contingent Consideration Liabilities

In connection with certain acquisitions, the Company may be required to make additional payments to the sellers that are contingent upon the occurrence of future events. The estimated total contingent consideration as of September 30, 2025 was approximately $15.4 million related to the GC Data Center Acquisition, the Arkon Acquisition and the Wind Farm. Refer to Note 3 – Acquisitions, for further information.

The following table presents changes in the estimated fair value of the Company’s contingent consideration liabilities:

(in thousands)
Balance at December 31, 2024	$8,138
The Wind Farm acquisition	10,000
Change in fair value of contingent consideration	(2,773)
Balance at September 30, 2025	$15,365

For the three months ended September 30, 2025, the Company recorded $0.1 million as the change in the estimated fair value of contingent consideration, recorded to “Other” on the Condensed Consolidated Statements of Operations.

Contingencies

Legal Proceedings

The Company from time to time may be subject to various claims, lawsuits and legal proceedings that arise from the ordinary course of business.

In accordance with ASC 450, Contingencies, if a loss contingency associated with the following legal matters are probable to be incurred and the amount of loss can be reasonably estimated, an accrual is recorded on the Condensed Consolidated Balance Sheets. As of September 30, 2025, the Company has determined that the liabilities associated with certain litigation matters are not expected to have a material impact on the Company’s Financial Statements. The Company will continue to monitor each related legal issue and adjust accruals as new information and developments occur.

Moreno v. Marathon

On March 30, 2023, a putative class action complaint was filed in the United States District Court for the District of Nevada, against the Company and present and former senior management, alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), arising out of the Company’s announcement of accounting restatements on February 28, 2023. On March 29, 2024, the court appointed lead plaintiffs and counsel. On June 4, 2024, lead plaintiffs filed an amended class action complaint, styled as Langer et al. v. Marathon et al. The allegations in the amended class action complaint are substantially similar to those in the March 30, 2023 putative class action complaint. On August 5, 2024, the defendants moved to dismiss the amended class action complaint. On December 6, 2024, the motion to dismiss the amended class action complaint was fully briefed. On March 3, 2025, the United States District Court for the District of Nevada heard the Company’s motion to dismiss the amended complaint and, while granting the Company’s motion to dismiss, the court also granted the plaintiffs thirty days to amend their complaint to avoid a permanent dismissal. On April 2, 2025, lead plaintiffs filed a second amended class action complaint. The Company filed a motion to dismiss the second amended complaint on June 2, 2025. On September 10, 2025, the motion to dismiss the second amended complaint was fully briefed.

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

On July 13, 2023, a fourth shareholder derivative complaint was filed in the Circuit Court of the 17th Judicial Circuit for Broward County, Florida (together with the complaint filed on June 22, 2023, the “Florida Derivative Actions”), against current members of the Company’s board of directors and senior management, alleging claims for breach of fiduciary duty, unjust enrichment, and waste of corporate assets, based on allegations substantially similar to the allegations in the March 30, 2023 putative class action complaint in Moreno.

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

On November 7, 2024, the motion to dismiss the amended complaint in the Nevada Derivative Action was fully briefed. On February 20, 2025, the United States District Court for the District of Nevada heard the Company’s motion to dismiss the amended complaint and, while granting the Company’s motion to dismiss, the court also granted the plaintiff thirty days to amend its complaint to avoid a permanent dismissal. On March 21, 2025, plaintiffs filed a second amended consolidated complaint. The Company filed a motion to dismiss the second amended consolidated complaint on May 20, 2025. On August 20, 2025, the motion to dismiss the second amended complaint was fully briefed.

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

On May 7, 2025, the Court entered an order denying the Company’s motions for judgment as a matter of law and for a new trial but granted a 20 percent reduction of the jury’s verdict. The Court also denied Ho’s motion for pre-

verdict prejudgment interest but awarded post-verdict prejudgment interest. On June 2, 2025, the Company filed its notice of appeal to the Court of Appeals for the Ninth Circuit, and on September 25, 2025, the Company filed its opening appeal brief. The Company intends to continue to defend its positions vigorously and assert its various legal arguments to challenge both the verdict and the amount of the award.

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

NOTE 17 - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2025, the Company converted $1.2 million from its previously outstanding Auradine SAFE investment into preferred stock and purchased additional shares of Auradine preferred stock for a purchase price of $20.0 million. As of September 30, 2025, the Company’s total investment holdings in Auradine was $85.4 million, reflecting prior purchases of preferred stock, the exercise of a warrant to acquire common stock and adjustments to the carrying value of the investment in accordance with ASC 321. The Company holds one seat on Auradine’s board of directors.

During the three and nine months ended September 30, 2025, the Company advanced $37.4 million and $110.7 million, respectively, to Auradine for product purchases, with an outstanding balance to be fulfilled of $32.1 million at the end of the period. As of September 30, 2025, the Company had an outstanding commitment to Auradine to purchase $14.0 million of additional products to be paid in periodic installments throughout 2025.

During the three and nine months ended September 30, 2024, the Company made advances of $11.6 million and $16.7 million, respectively, for future purchases resulting in total advances to Auradine of $31.5 million as of September 30, 2024.

NOTE 18 – SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The following table provides supplemental disclosure of Condensed Consolidated Statements of Cash Flows information:

	Nine Months Ended September 30,
	2025	2024
Cash and cash equivalents	$826,392	$164,256
Restricted cash	12,000	12,000
Total cash, cash equivalents and restricted cash	$838,392	$176,256

Supplemental information:
Cash paid during the year for:
Cash paid for income taxes	$2,052	$1,256
Cash paid for interest	104	25

Supplemental schedule of non-cash investing and financing activities:
Digital assets transferred from Digital assets, net of current portion	$922,398	$—
Digital assets transferred to Digital assets, net of current portion	229,453	—
Right-of-use asset obtained in exchange for new operating lease liabilities	6,537	—
Reclassifications from advances to vendor to property and equipment upon receipt of equipment	229,373	404,133
Reclassifications from advances to vendor to investments	—	30,587
Reclassifications from advances to vendor to other assets	—	3,421
Property and equipment purchases in other assets	2,556	3,273
Reclassifications from long-term prepaid to intangible assets	—	2,633
Contingent consideration from acquisition	10,000	—
Asset retirement obligation acquired	3,250	—
Dividends received from equity method investment	16,345	18,950
Distribution to noncontrolling interest	1,348	—

NOTE 19 – SUBSEQUENT EVENTS

On November 4, 2025, the Company announced its entry into a letter of intent with MPLX LP (NYSE: MPLX), a separately traded public company formed by Marathon Petroleum Corporation (NYSE: MPC), to expand the Company’s access to lower-cost natural gas and scalable power capacity to support the development of on-site power generation and compute infrastructure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated or the context otherwise requires, references to “MARA,” “we,” “us,” “our” and the “Company” refer to MARA Holdings, Inc. and its consolidated subsidiaries.

You should read the following discussion and analysis together with our financial statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (this “Quarterly Report”).

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

BUSINESS OVERVIEW AND TRENDS

Overview

MARA is a vertically integrated digital energy and infrastructure company that leverages high-intensity compute, such as Bitcoin mining, to monetize excess energy and optimize power management. We are focused on two key priorities: strategically growing by shifting our model toward low-cost energy with more efficient capital deployment and working to develop and deploy a full suite of solutions for data centers and edge inference, including energy management and load balancing. As of September 30, 2025, our total energy portfolio consisted of approximately 1.8 gigawatts (“GW”) of capacity with 18 data centers deployed across North America, the Middle East, Europe, and Latin America. We believe we are one of the world’s largest publicly traded Bitcoin mining companies, with the majority of our production in the United States.

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

Recent Developments

Highlights from the quarter ended September 30, 2025:

•As of September 30, 2025, we reached a new record high of 60.4 exahashes per second (“EH/s”).

•On July 25, 2025, we issued an aggregate principal amount of $1.0 billion of 0.0% Convertible Senior Notes due 2032 (the “August 2032 Notes”) and in connection with the issuance, repurchased approximately $19.4 million principal amount of a portion of the December 2026 Notes. Refer to Note 14 – Debt in the notes to our Condensed Consolidated Financial Statements, for further information.

•We used approximately $100.0 million of proceeds from the August 2032 Notes to purchase 860 bitcoin at an average price of $116,117 per bitcoin.

•On August 11, 2025, we announced the signing of an investment agreement to acquire a 64% ownership interest in Exaion SAS, a subsidiary of EDF Pulse Ventures, specializing in high-performance computing and secure cloud/AI infrastructure, for approximately $168.0 million, with the option to increase our ownership in the future. Subject to regulatory approvals and customary closing conditions, the acquisition is intended to expand our capabilities into AI/HPC infrastructure and enhance our ability to deliver secure, scalable cloud solutions.

•During the quarter, we initiated a restructuring plan of our technology operations to better align resources with our strategic priorities, moving from a centralized unit to embedding technology across the business. As part of this plan, we exited our two-phase immersion cooling product line, which represented a majority of our technology operations, incurring $20.9 million in restructuring costs during the quarter.

•We revised our bitcoin investment strategy and may opt to sell a portion of the bitcoin produced from our mining operations to fund operational costs, while continuing to hold the majority of our bitcoin for long-term investment purposes.

Subsequent to the quarter ended September 30, 2025:

•We deployed the first ten AI racks at our Granbury site within an air-cooled modular data center, launching our first operational hybrid AI and Bitcoin mining site.

•On November 4, 2025, we announced our entry into a letter of intent with MPLX LP (NYSE: MPLX), a separately traded public company formed by Marathon Petroleum Corporation (NYSE: MPC), to expand our access to lower-cost natural gas and scalable power capacity to support the development of on-site power generation and compute infrastructure.

Bitcoin Mining Operations

In response to an increased demand for bitcoin, we anticipate additional mining operators entering the market and existing competitors scaling their operations, which will grow the blockchain’s network hashrate and difficulty associated with solving a new block. To maintain our competitive position, we will need to expand our hashrate accordingly and continue investing in efficient mining operations.

During the nine months ended September 30, 2025, we mined 6,788 bitcoin, a decrease of 150 bitcoin, or 2%, from the prior year period. The decrease was primarily due to the result of the April 2024 halving event, an increase in the global hashrate and network difficulty level, the temporary deployment of less efficient miners while damages at our mining site were remediated and power curtailment limitations.

As of September 30, 2025, we owned approximately 455,000 mining rigs globally, including our share of mining rigs from our equity method investee, the ADGM entity, with an energized hashrate of approximately 60.4 EH/s. To stay competitive, we remain focused on strategically deploying additional mining rigs and scaling our operations, while managing our fleet as it ages along the obsolescence curve. In addition, we continuously evaluate strategic opportunities to support our growth strategy and seek to enhance operational efficiencies by utilizing efficient mining rigs and securing contracts with price protection clauses.

The following table presents our computing power and miner efficiency as of September 30, 2025 and 2024:

	As of September 30,
	2025	2024
Energized hashrate (1)	60.4	36.9
Miner efficiency (in joules per terahash) (2)	18.6	22.7
Total energy capacity (in GW) (3)	1.8	1.1

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

(3) Total energy capacity represents the maximum amount of electricity our facilities can utilize for our operations.

Bitcoin Value

Our revenues are generally comprised of block rewards earned in bitcoin as a result of successfully solving blocks, and transaction fees earned for verifying transactions in support of the blockchain. After the halving event of April 2024, the current reward for each solved block is equal to 3.125 bitcoin plus transaction fees. The impacts of halving on our results of operations and financial condition may be exacerbated by changes in the market value of bitcoin, which has historically been subject to significant volatility. For example, as of September 30, 2025, the price of a bitcoin was $114,068, compared to $63,301 as of September 30, 2024.

Historically, we have held bitcoin produced from our mining operations or purchased on the open market on our Condensed Consolidated Balance Sheets. During the quarter, we revised our bitcoin investment strategy and may opt to sell a portion of the bitcoin produced from our mining operations to fund ongoing operating expenses. In addition, as part of our digital asset management strategy, we may, from time to time, buy or sell bitcoin to generate incremental return or manage exposure to market conditions.

As of September 30, 2025, we held approximately 52,850 bitcoin, including 17,357 bitcoin under our digital asset management strategy, on our Condensed Consolidated Balance Sheets, with a carrying value of approximately $6.0 billion. The fair value of our bitcoin may be materially impacted as the market value of bitcoin fluctuates.

Management believes, given our recent investments, coupled with our relative position and liquidity, we are well-positioned to execute on our long-term growth strategy.

The following table presents our bitcoin digital asset holdings (including bitcoin under our digital asset management strategy) and the fair value per bitcoin:

	Quantity	Fair Value
September 30, 2025	52,850	$114,068
June 30, 2025	49,951	107,173
March 31, 2025	47,531	82,534
December 31, 2024	44,893	93,354
September 30, 2024	26,747	63,301

Energy Cost

Energy cost is the most significant cost driver for Bitcoin mining and represented 34.3% and 35.4%, as a percentage of our owned mining revenues for the three and nine months ended September 30, 2025, respectively. This excludes energy costs from third-party hosted sites.

Energy cost can be highly volatile, cyclical and sensitive to geopolitical events and weather conditions or natural disasters, such as weather-related storms and earthquakes, which impact supply and demand for power regionally. All of our owned mining sites and our miners at third-party hosted sites are subject to variable prices and market rate fluctuations with respect to wholesale energy costs. Such costs are governed by various power purchase agreements, and energy prices can change hour to hour and by location. While this renders energy prices less predictable, it also gives us greater ability and flexibility to actively manage the energy we consume with a goal of increasing profitability and energy efficiency. When prices rise or supply is constrained, we may curtail our operations to avoid using power at increased rates. Although we do not receive significant compensation for curtailment, the dispatchable load of our Bitcoin mining operations helps balance the grid and provides electricity to communities when in need. The average price of direct energy we paid for our owned facilities was $0.04 per kilowatt hour (“kWh”) for both the three and nine months ended September 30, 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Owned Facilities Statistics
Purchased energy costs per BTC (1)	$39,235	$32,433	$36,118	$27,633

Supplemental Information
Total BTC produced during the period, in whole BTC at owned facilities (2)	1,098	832	3,552	2,142
Average BTC per day, in whole BTC (2)	11.9	9.0	13.0	7.8
Purchased energy costs per kWh (3)	$0.04	$0.04	$0.04	$0.04

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

In addition to energy costs incurred at our owned mining sites, third-party hosting and other energy costs remain a significant part of our overall cost structure and are subject to similar volatility and market dynamics. For the three months ended September 30, 2025, these costs totaled $75.7 million, reflecting both the expansion of our hosted mining operations and higher variable energy pricing at third-party facilities. Our hosting arrangements typically include energy charges, as well as maintenance and management fees for colocation and operational support. Such hosting arrangements have contractual commitments extending over the next three years and minimum future payments of approximately $385.5 million.

We continue to actively manage these costs by renegotiating contracts, evaluating alternative providers and transitioning certain hosted sites to self-owned mining sites as agreements expire. This approach is intended to enhance operational flexibility, mitigate exposure to energy price volatility and support long-term profitability as our business continues to scale.

Digital Asset Management

As the second-largest corporate holder of bitcoin globally, our strategy is focused on enhancing shareholder value through disciplined, risk-managed deployment of bitcoin beyond passive holdings. We view bitcoin as a productive asset, a source of liquidity, returns, and long-term capital appreciation. By activating a portion of our holdings through lending, structured trading arrangements, and collateralized financing, we seek to generate incremental income to help fund operations, expand infrastructure, and reduce our cost of capital. Our strategy balances upside participation in bitcoin appreciation with near-term cash flow generation, while maintaining substantial liquidity to respond to market opportunities.

In July 2025, we formalized a minority interest in Two Prime LLC (“Two Prime”), an external full-service registered investment advisor, to strengthen our risk-optimized return strategies and further align with a key partner. In addition to our structured trading initiatives, we have also deployed a portion of our bitcoin holdings through lending arrangements designed to generate incremental return and, to a lesser extent, used bitcoin as collateral to borrow under lines of credit.

As of September 30, 2025, we held a total of 52,850 bitcoin, including 17,357 bitcoin that were loaned, actively managed or pledged as collateral. As such, approximately 33% of our total holdings were activated through our digital asset management strategy.

Our digital asset management strategy resulted in an increase in the fair value of our bitcoin holdings of approximately $343.3 million and $1.0 billion during the three and nine months ended September 30, 2025, respectively, reflecting appreciation in the market price of bitcoin. In addition, we generated interest income from our bitcoin lending activities and recognized net investment losses from our bitcoin trading activities.

The Company’s core digital asset management strategy is comprised of the following activities:

Treasury

We retain the majority of our bitcoin holdings as a treasury asset, under our bitcoin investment approach, to preserve long-term exposure to fair value appreciation while also serving as an available source of liquidity. We hold our bitcoin across multiple custodial wallets to mitigate counterparty risk and avoid concentration with any single custodian.

In prior periods, we presented certain bitcoin yield metrics to illustrate trends in the growth of our bitcoin holdings. Beginning this quarter, these metrics are no longer presented, as management determined they are no longer meaningful given our decision to sell bitcoin from production to fund operations and our focus on the active management of our digital assets rather than passive bitcoin ownership.

Lending

Beginning in late 2024, we began lending arrangements with various counterparties to generate additional returns on our bitcoin holdings. As of September 30, 2025, we had loaned out a total of 10,377 bitcoin that generated $9.6 million and $22.7 million of interest income for the three and nine months ended September 30, 2025, respectively. We assess the creditworthiness of counterparties prior to lending and reassess periodically. Loaned bitcoin is subject to recall upon short notice.

Trading

During the second quarter of 2025, we entered into a separately managed account (“SMA”) agreement with Two Prime and transferred 2,000 bitcoin. During the quarter ended September 30, 2025, the SMA incurred a net loss of approximately 101 bitcoin, or $10.9 million, primarily attributable to trading activities. As of September 30, 2025, a total of 1,903 bitcoin were held and actively managed within the SMA. The SMA is managed within defined parameters intended to generate returns while limiting downside risk, and it maintains liquidity with short-term notice.

In addition, our digital asset management team may, from time to time, engage in various bitcoin-denominated trades such as options, futures, swaps and spot transactions to generate additional returns on our bitcoin holdings.

Borrowing

As of September 30, 2025, 5,077 bitcoin were pledged as collateral in connection with $350.0 million of outstanding borrowings under the Line of Credit bearing interest rates between 8.85% and 10.5% per annum.

The following tables summarize our capital appreciation and income generated from bitcoin holdings as it relates to our digital asset management strategy:

	Three Months Ended September 30, 2025
(in thousands)	Treasury	Lending	Trading	Borrowing	Total
Digital Asset Management
Change in fair value of bitcoin (1)	$234,437	$54,520	$12,854	$41,485	$343,296
Interest income (2)	—	9,566	—	—	9,566
Investment loss, net (3)	—	—	(14,458)	—	(14,458)
Total	$234,437	$64,086	$(1,604)	$41,485	$338,404

(1) Change in fair value of bitcoin for the three months ended September 30, 2025 totaled $343.3 million and includes the “Change in fair value of digital assets” of $234.2 million, excluding a loss of $0.2 million related to other digital assets, resulting in $234.4 million attributable to bitcoin, plus the “Change in fair value of digital assets - receivable, net” of $108.9 million.

(2) Interest income differs from the amount reported as “Interest income” on the Condensed Consolidated Statements of Operations, as it excludes $8.1 million of interest earned on cash and cash equivalents for the three months ended September 30, 2025.

(3) Investment loss, net is associated with the return from the SMA agreement and various bitcoin-denominated trades and is reported in “Other” on the Condensed Consolidated Statements of Operations.

	Nine Months Ended September 30, 2025
(in thousands)	Treasury	Lending	Trading	Borrowing	Total
Digital Asset Management
Change in fair value of bitcoin (1)	$687,662	$156,463	$14,465	$168,411	$1,027,001
Interest income (2)	—	22,691	—	—	22,691
Investment loss, net (3)	—	—	(20,379)	—	(20,379)
Total	$687,662	$179,154	$(5,914)	$168,411	$1,029,313

(1) Change in fair value of bitcoin for the nine months ended September 30, 2025 totaled $1.0 billion and includes the “Change in fair value of digital assets” of $686.1 million, excluding a loss of $1.6 million related to other digital assets, resulting in $687.7 million attributable to bitcoin, plus the “Change in fair value of digital assets - receivable, net” of $339.3 million.

(2) Interest income differs from the amount reported as “Interest income” on the Condensed Consolidated Statements of Operations, as it excludes $16.6 million of interest earned on cash and cash equivalents for the nine months ended September 30, 2025.

(3) Investment loss, net is associated with the return from the SMA agreement and various bitcoin-denominated trades and is reported in “Other” on the Condensed Consolidated Statements of Operations.

The price of bitcoin has historically experienced significant price volatility, in addition to other risks inherent to holding a digital asset. Management monitors these risks and developments in managing our bitcoin investment approach to mitigate adverse effects on our financial position.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

Revenues

	Three Months Ended September 30,		Change
(in thousands)	2025	2024	$
Bitcoin mining revenue	$242,035	$123,177	$118,858
Other digital assets mining revenue	3,937	7,849	(3,912)
Hosting services	1,177	341	836
Other revenue	5,261	280	4,981
Revenues	$252,410	$131,647	$120,763

Supplemental Information
BTC produced during the period, in whole BTC (1)	2,144	2,070	74
Average BTC per day, in whole BTC	23.3	22.5	0.8
Average price of BTC mined, in whole dollars (2)	$114,440	$60,857	$53,583
Number of blocks won	633	604	29
Transaction fees as a percentage of total	0.9%	2.4%	(1.5)%

(1) Includes 29 and 46 bitcoin representing our share of the equity method investee, the ADGM entity, for the three months ended September 30, 2025 and 2024, respectively.

(2) “Average price of BTC” mined is calculated using Bitcoin mining revenue divided by the quantity of bitcoin produced during the period, excluding our share of the bitcoin produced for the equity method investee, the ADGM entity.

We generated revenues of $252.4 million for the three months ended September 30, 2025, compared to $131.6 million in the prior year period. The $120.8 million, or approximately 92%, increase in revenues was primarily driven by an increase in Bitcoin mining revenue and, to a lesser extent, other revenue, partially offset by a decrease in other digital asset mining revenue.

The $118.9 million increase in Bitcoin mining revenue was primarily driven by an 88% increase in the average price of bitcoin mined, which contributed $113.3 million, in addition to a $5.5 million increase from bitcoin production during the three months ended September 30, 2025.

Costs and operating expenses

Purchased energy, Operating and maintenance and Third-party hosting and other energy costs

	Three Months Ended September 30,		Change
(in thousands)	2025	2024	$
Purchased energy costs	$43,080	$26,988	$16,092
Operating and maintenance costs	26,310	9,365	16,945
Third-party hosting and other energy costs	75,664	63,694	11,970

Supplemental Information (in whole dollars)
Cost per Petahash per day (1)	$31.3	$37.0	$(5.7)
Purchased energy costs per BTC (2)	$39,235	$32,433	$6,802

(1) “Cost per Petahash per day” is calculated using Bitcoin mining costs attributable to purchased energy costs, third-party hosting and other energy costs and cash operating and maintenance costs, divided by the daily average operational hashrate online during the period, excluding our share of the hashrate for the equity method investee, the ADGM Entity, and share of hashrate from our noncontrolling interest, by a factor of 1,000.

(2) “Purchased energy costs per BTC” is calculated as the amounts paid to power providers for power consumed divided by the quantity of bitcoin produced during the period related to our owned mining operations.

Purchased energy costs for the three months ended September 30, 2025 totaled $43.1 million compared to $27.0 million in the prior year period, an increase of $16.1 million, or approximately 60%. The increase was primarily driven by the expansion of our owned mining sites and the growth in our total hashrate to 60.4 EH/s, a 64% increase from the prior year period. Purchased energy costs consist of power expenses paid to power providers for power consumed related to our owned Bitcoin mining operations and, to a lesser extent, energy generated and consumed directly by us. Despite higher overall energy costs, our Cost per Petahash per day improved from $37.0 to $31.3, or approximately 15%, in the current period. However, for the three months ended September 30, 2025, Purchased energy costs per bitcoin for our owned mining sites were $39,235 compared to $32,433 in the prior year period, primarily due to higher network difficulty resulting from an increase in global hashrate.

Operating and maintenance costs for the three months ended September 30, 2025 were $26.3 million compared to $9.4 million in the prior year period, an increase of $16.9 million or approximately 181%, primarily due to higher shipping and warehouse expenses and increased labor costs compared to the prior year period.

Third-party hosting and other energy costs for the three months ended September 30, 2025 totaled $75.7 million compared to $63.7 million in the prior year period, an increase of $12.0 million, or approximately 19%. These costs primarily consist of colocation services related to third-party hosted sites and energy expenses related to mining other digital assets. The increase was primarily due to the addition of energized miners and the expansion of third-party hosted facilities compared to the prior year period.

Refer to Note 2 – Summary of Significant Accounting Policies in the notes to our Condensed Consolidated Financial Statements for further information on our presentation change relating to our costs.

General and administrative expenses

General and administrative expenses were $85.3 million for the three months ended September 30, 2025, compared to $58.7 million in the prior year period. These expenses consist of stock-based compensation, professional and legal fees and other personnel and office expenses. The $26.6 million, or approximately 45% increase, was driven by the continued strategic expansion of our business and our pivot from asset-light to a vertically integrated model, partially offset by lower marketing-related costs in the current period. The increase reflects the scaling of our operations, higher personnel costs associated with headcount growth from approximately 130 to 228 and increased professional and administrative fees in support of our expanded footprint. Stock-based compensation expense increased by $14.3 million, primarily due to the 2025 long-term incentive plan (“LTIP”) grants, an accounting charge due to the modification to the 2024 LTIP awards at the end of 2024, and an increase in headcount. This increase was partially offset by reduced expense associated with the 2023 LTIP awards on a comparative basis.

Depreciation and amortization

Depreciation and amortization for the three months ended September 30, 2025 totaled $167.3 million compared to $101.9 million in the prior year period. The $65.5 million, or approximately 64%, increase was primarily due to the deployment of additional mining rigs and an overall increased scale of business.

Change in fair value of digital assets

We recognized a gain on digital assets of $234.2 million for the three months ended September 30, 2025 compared to a gain of $30.1 million in the prior year period. The $204.2 million increase was primarily attributable to the rise in the price of bitcoin and increase in our bitcoin holdings compared to the prior year period.

Change in fair value of derivative instrument

We recognized a loss on the change in fair value of derivative instrument of $4.4 million for the three months ended September 30, 2025 compared to a loss of $58.2 million in the prior year period. The change primarily relates to the remeasurement of the commodity swap contract acquired in the GC Data Center Acquisition, which meets the definition of a derivative instrument and is remeasured at fair value at the end of each reporting period. Changes in fair value were primarily driven by fluctuations in electricity forward curve prices during the respective periods.

Taxes other than on income

Taxes other than on income were $2.4 million for the three months ended September 30, 2025 compared to $2.0 million in the prior year period. Taxes other than on income consist primarily of property, sales and use taxes.

Early termination expenses

Early termination expenses of $5.0 million for the three months ended September 30, 2025 were related to the termination of a management agreement at one of our owned mining facilities, which subsequently transitioned to internal management. In the prior year period, early termination expenses of $10.3 million were related to the termination of a data center hosting agreement with a customer acquired in the GC Data Center Acquisition prior to the maturity date of such hosting agreement, net of a deposit refund.

Research and development

Research and development expenses were $8.7 million for the three months ended September 30, 2025 compared to $2.8 million in the prior year period. The $5.9 million, or approximately 210% increase, was primarily due to ongoing innovation initiatives and development activities to support our strategic expansion, following the reallocation of resources related to our restructuring plan.

Restructuring costs

During the third quarter of 2025, management committed to and initiated a restructuring plan in order to support data center initiatives and sovereign AI solutions, by reallocating our technology resources. Restructuring costs incurred for the three months ended September 30, 2025 were $20.9 million, primarily consisting of asset write-off charges, contract termination expenses and facility exit costs. The majority of the restructuring plan actions were completed during the quarter. There were no such expenses in the prior year period.

Other income (loss)

Change in fair value of digital assets - receivable, net

We recognized a gain on digital assets - receivables, net of $108.9 million for the three months ended September 30, 2025, resulting from an increase in the fair value associated with our bitcoin loaned, actively managed and pledged as collateral. There were no such activities in the prior year period.

Equity in net earnings of unconsolidated affiliate

During the three months ended September 30, 2025, we recorded our share of net loss for our 20% interest in the ADGM Entity of $1.7 million, compared to a loss of $2.1 million in the prior year period. Our share of the ADGM Entity’s operating results included earnings from the production of 29 bitcoin and approximately $3.2 million of depreciation and amortization during the three months ended September 30, 2025, while in the prior year period, our share of the ADGM Entity’s operating results included earnings from production of 46 bitcoin and approximately $3.1 million of depreciation and amortization.

Interest income, Interest expense and Other

	Three Months Ended September 30,		Change
(in thousands)	2025	2024	$
Interest income
Interest income from loaned bitcoin	$9,566	$1,592	$7,974
Interest income from cash and cash equivalents	8,123	2,302	5,821
Total interest income	17,689	3,894	13,795

Interest expense	(12,760)	(2,342)	(10,418)
Other	1,144	(1,146)	2,290

Interest income increased by $13.8 million compared to the prior year period, primarily due to interest income earned on loaned bitcoin under our digital asset management strategy and a higher average balance of cash and cash equivalents. Interest expense increased for the three months ended September 30, 2025 by $10.4 million, primarily due to the interest expense associated with the interest bearing Convertible Notes and the Line of Credit.

Other of $1.1 million for the three months ended September 30, 2025 was primarily due to net losses on bitcoin trading activities, including trading within our SMA account and internal digital asset management activities, partially offset by a reduction to the allowance for credit loss resulting from an updated credit assessment and a gain on extinguishment of debt related to the December 2026 Notes in connection with the issuance of the August 2032 Notes.

Income tax benefit (expense)

We recorded income tax expense of $37.7 million for the three months ended September 30, 2025 compared to an income tax benefit of $49.2 million in the prior year period. The $37.7 million income tax expense primarily reflects changes in pretax book income and loss during the periods, driven largely by fair value adjustments related to digital assets.

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

Revenues

	Nine Months Ended September 30,		Change
(in thousands)	2025	2024	$
Bitcoin mining revenue	$678,573	$391,147	$287,426
Other digital assets mining revenue	9,705	18,137	(8,432)
Hosting services	3,492	29,777	(26,285)
Other revenue	13,009	2,923	10,086
Revenues	$704,779	$441,984	$262,795

Supplemental Information
BTC produced during the period, in whole BTC (1)	6,788	6,938	(150)
Average BTC per day, in whole BTC	24.9	25.3	(0.4)
Average price of BTC mined, in whole dollars	$102,001	$59,041	$42,960
Number of blocks won	1,993	1,429	564
Transaction fees as a percentage of total	1.2%	6.8%	(5.6)%

(1) Includes 135 and 313 bitcoin representing our share of the equity method investee, the ADGM entity, for the nine months ended September 30, 2025 and 2024, respectively.

We generated revenues of $704.8 million for the nine months ended September 30, 2025, compared to $442.0 million in the prior year period. The $262.8 million, or approximately 59%, increase in revenues was primarily driven by an increase in Bitcoin mining revenue and, to a lesser extent, other revenue, partially offset by a decrease in hosting services and other digital assets mining revenue.

The $287.4 million increase in Bitcoin mining revenue was primarily driven by a 73% increase in the average price of bitcoin mined, which contributed $285.8 million, in addition to a $1.6 million increase from bitcoin production during the nine months ended September 30, 2025.

Hosting services was $3.5 million and $29.8 million, for the nine months ended September 30, 2025 and 2024, respectively, a decrease of $26.3 million primarily due to planned terminations of various hosting agreements following the GC Data Center Acquisition in 2024.

Costs and operating expenses

Purchased energy, Operating and maintenance and Third-party hosting and other energy costs

	Nine Months Ended September 30,		Change
(in thousands)	2025	2024	$
Purchased energy costs	$128,291	$59,189	$69,102
Operating and maintenance costs	68,466	40,774	27,692
Third-party hosting and other energy costs	212,876	187,280	25,596

Supplemental Information (in whole dollars)
Cost per Petahash per day	$29.5	$37.7	$(8.2)
Purchased energy costs per BTC	$36,118	$27,633	$8,485

Purchased energy costs for the nine months ended September 30, 2025 totaled $128.3 million compared to $59.2 million in the prior year period, an increase of $69.1 million or approximately 117%. The increase was primarily driven by the expansion of our owned mining sites through acquisitions, higher overall energy consumption and the growth in our total hashrate to 60.4 EH/s. Our Cost per Petahash per day improved from $37.7 to $29.5, or approximately 22%, compared to the prior year period. Purchased energy costs per bitcoin for our owned mining sites were $36,118 compared to $27,633 in the prior year period, primarily due to higher network difficulty resulting from an increase in global hashrate and the April 2024 halving event.

Operating and maintenance costs for the nine months ended September 30, 2025 were $68.5 million compared to $40.8 million in the prior year period, an increase of $27.7 million or approximately 68%. The increase in operating and maintenance costs was primarily due to an increase in shipping and warehouse fees, site repair and maintenance and labor costs associated with our mining operations compared to the prior year period.

Third-party hosting and other energy costs for the nine months ended September 30, 2025 totaled $212.9 million compared to $187.3 million in the prior year period, an increase of $25.6 million or approximately 14%. The increase was primarily due to the addition of energized miners and the expansion of third-party hosted facilities.

General and administrative expenses

General and administrative expenses were $264.1 million for the nine months ended September 30, 2025, compared to $181.1 million in the prior year period. The $83.0 million, or approximately 46%, increase was primarily due to an increase in the scale of our operations, acquisitions and our pivot from asset-light to a vertically integrated model. The increase reflects the support to expand our footprint, higher personnel costs due to a growth in employee headcount and increased professional, administrative and acquisition-related fees. Stock-based compensation increased $35.9 million primarily due to the 2025 LTIP grants, an accounting charge due to the modification to the 2024 LTIP awards at the end of 2024, and an increase in headcount. This increase was partially offset by reduced expense associated with the 2023 LTIP awards on a comparative basis.

Depreciation and amortization

Depreciation and amortization for the nine months ended September 30, 2025 totaled $487.0 million compared to $291.0 million in the prior year period. The $196.0 million, or approximately 67%, increase was primarily due to the deployment of additional mining rigs and an overall increased scale of business.

Change in fair value of digital assets

We recognized a gain on digital assets of $686.1 million for the nine months ended September 30, 2025 compared to a gain of $370.9 million in the prior year period. The $315.2 million increase was primarily attributable to the rise in the price of bitcoin and increase in our bitcoin holdings compared to the prior year period.

Change in fair value of derivative instrument

We recognized a gain on the change in fair value of derivative instrument of $42.7 million for the nine months ended September 30, 2025 compared to a loss of $35.2 million in the prior year period, primarily due to movements in electricity forward curve prices during the respective periods and the amendment of the commodity swap contract in the second quarter of 2025, lowering the fixed electricity price.

Impairment of assets

During the nine months ended September 30, 2025, a severe storm caused irreparable damage to certain mining equipment at our Garden City mining site. In accordance with ASC 360, Property, Plant, and Equipment, any unforeseen or unexpected retirements should result in a gain or loss recognized in earnings. As such, we recognized an impairment of $26.0 million related to the damaged miners for the nine months ended September 30, 2025. There were no such impairments in the prior year period.

Taxes other than on income

Taxes other than on income were $7.9 million for the nine months ended September 30, 2025 compared to $6.0 million in the prior year period.

Early termination expenses

Early termination expenses of $5.0 million for the nine months ended September 30, 2025 were related to the termination of a management agreement at one of our owned mining facilities, which subsequently transitioned to internal management. In the prior year period, early termination expenses of $38.1 million primarily related to the termination of customer hosting agreements and the forgiveness of an outstanding receivable balance of a customer acquired in the GC Data Center Acquisition.

Research and development

Research and development expenses were $26.6 million for the nine months ended September 30, 2025 compared to $9.1 million in the prior year period.

Restructuring costs

Restructuring costs were $20.9 million for the nine months ended September 30, 2025, primarily consisting of asset write-off charges, contract termination expenses and facility exit costs incurred in connection with our restructuring plan. There were no such expenses in the prior year period.

Other income

Change in fair value of digital assets - receivable, net

We recognized a gain on digital assets - receivables, net of $339.3 million for the nine months ended September 30, 2025, resulting from an increase in the fair value associated with our bitcoin loaned, actively managed and pledged as collateral. There were no such activities in the prior year period.

Equity in net earnings of unconsolidated affiliate

During the nine months ended September 30, 2025, we recorded our share of net loss for our 20% interest in the ADGM Entity of $2.6 million, compared to a loss of $0.8 million in the prior year period. Our share of the ADGM Entity’s operating results included earnings from the production of 135 bitcoin and approximately $9.5 million of depreciation and amortization during the nine months ended September 30, 2025, while in the prior year period, our share of the ADGM Entity’s operating results included earnings from production of 313 bitcoin, a $4.1 million impairment of property and equipment and approximately $9.2 million of depreciation and amortization.

Interest income, Interest expense and Other

	Nine Months Ended September 30,		Change
(in thousands)	2025	2024	$
Interest income
Interest income from loaned bitcoin	$22,691	$1,592	$21,099
Interest income from cash and cash equivalents	16,624	7,183	9,441
Total interest income	39,315	8,775	30,540

Interest expense	(35,536)	(4,967)	(30,569)
Other	(1,891)	1,891	(3,782)

Interest income increased by $30.5 million compared to the prior year period, primarily due to interest income earned on loaned bitcoin under our digital asset management strategy in the current period and a higher average balance of cash and cash equivalents. Interest expense increased for the nine months ended September 30, 2025 by $30.6 million primarily due to the interest bearing Convertible Notes and the Line of Credit.

Other of $1.9 million for the nine months ended September 30, 2025 was primarily due to net losses within our SMA and internal bitcoin trading activities, partially offset by a net gain on investments of $12.4 million, a reduction to the allowance for credit loss and a gain on extinguishment of debt related to the December 2026 Notes.

Income tax benefit (expense)

We recorded income tax expense of $127.0 million for the nine months ended September 30, 2025 compared to an income tax benefit of $42.8 million in the prior year period. The $127.0 million income tax expense primarily reflects changes in pretax book income and loss during the periods, driven largely by fair value adjustments related to digital assets.

NON-GAAP FINANCIAL MEASURES

In order to provide a more comprehensive understanding of the information used by our management team in financial and operational decision-making, we supplement our Condensed Consolidated Financial Statements that have been prepared in accordance with GAAP with the non-GAAP financial measure of Adjusted EBITDA.

We define Adjusted EBITDA as (a) GAAP net income (loss) attributable to common stockholders plus (b) adjustments to add back the impacts of (1) interest, (2) income taxes, (3) depreciation and amortization and (4) adjustments for non-cash and/or non-recurring items, which currently include (i) stock-based compensation expense, (ii) change in fair value of derivative instrument, (iii) impairment of assets, (iv) restructuring costs, (v) acquisition and integration costs, (vi) net gain from extinguishment of debt, (vii) net gain/loss on investments and (viii) early termination expenses.

Management uses Adjusted EBITDA, along with the supplemental information provided herein, as a means of understanding, managing and evaluating business performance and to help inform operating decision-making. We rely primarily on our Condensed Consolidated Financial Statements to understand, manage and evaluate our financial performance and use non-GAAP financial measures only supplementally.

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

Certain prior period information has been reclassified to conform to the current period presentation.

The following table provides a reconciliation of GAAP net income (loss) to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net income (loss) attributable to common stockholders	$123,128	$(124,789)	$398,164	$12,725
Interest income, net	(4,929)	(1,552)	(3,779)	(3,808)
Income tax expense (benefit)	37,678	(49,161)	127,010	(42,767)
Depreciation and amortization (1)	170,521	104,967	496,437	300,199
EBITDA	326,398	(70,535)	1,017,832	266,349
Stock-based compensation expense	38,466	23,340	142,237	103,585
Change in fair value of derivative instrument	4,422	58,234	(42,717)	35,235
Impairment of assets	—	—	26,253	—
Restructuring costs	20,905	—	20,905	—
Acquisition and integration costs (2)	1,475	—	1,475	—
Net gain from extinguishment of debt (3)	(1,029)	—	(1,029)	—
Net (gain) loss on investments (3)	—	1,000	(12,429)	(4,236)
Early termination expenses	5,000	10,304	5,000	38,061
Adjusted EBITDA (4)	$395,637	$22,343	$1,157,527	$438,994

(1) Includes approximately $3.2 million and $3.1 million of depreciation and amortization for the three months ended September 30, 2025 and 2024, respectively, and approximately $9.5 million and $9.2 million of depreciation and amortization for the nine months ended September 30, 2025 and 2024, respectively, representing our share in the results of our equity method investee, the ADGM entity, reported in “Equity in net earnings of unconsolidated affiliate” on the Condensed Consolidated Statements of Operations. Additionally, for the three and nine months ended September 30, 2024, depreciation and amortization includes approximately $0.5 million and $1.4 million, respectively, of amortization that was previously classified within “General and administrative” on the Condensed Consolidated Statements of Operations.

(2) Acquisition and integration costs are reported in “General and administrative” on the Condensed Consolidated Statements of Operations.

(3) Net gain from extinguishment of debt and net (gain) loss on investments are reported in “Other” on the Condensed Consolidated Statements of Operations. Refer to Note 8 – Investments and Note 14 – Debt in the notes to our Condensed Consolidated Financial Statements for further information.

(4) Excludes interest income earned from our bitcoin lending activities of $9.6 million and $22.7 million for the three and nine months ended September 30, 2025, respectively.

FINANCIAL CONDITION AND LIQUIDITY

The following table presents a summary of our cash flow activity for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(577,980)	$(363,596)
Net cash used in investing activities	(622,662)	(1,232,255)
Net cash provided by financing activities	1,635,263	1,414,794
Net increase (decrease) in cash, cash equivalents and restricted cash	434,621	(181,057)
Cash, cash equivalents and restricted cash — beginning of period	403,771	357,313
Cash, cash equivalents and restricted cash — end of period	$838,392	$176,256

Cash flows for the nine months ended September 30, 2025: Cash, cash equivalents and restricted cash totaled $838.4 million at September 30, 2025, an increase of $434.6 million from December 31, 2024.

Cash flows from operating activities resulted in a use of funds of $578.0 million, as net income, adjusted for non-cash and non-operating items, in the amount of $122.0 million was offset by the use of cash of $700.0 million from changes in operating assets and liabilities. When we produce and hold bitcoin on our Condensed Consolidated Balance Sheets, we exclude such bitcoin from our operating cash flows. If we monetize bitcoin in the future, those proceeds are reported as cash flows from investing activities. Changes in cash flows from operating assets and liabilities were primarily driven by a use of funds associated with revenues from operations of $698.3 million.

Cash flows from investing activities resulted in a use of funds of $622.7 million, primarily resulting from the use of funds for advances to vendors of $215.5 million, the purchase of property and equipment of $242.6 million, payment of $36.4 million to acquire the Wind Farm for an additional 114 megawatts of nameplate capacity and the purchase of 2,597 bitcoin for $282.1 million at an average cost to purchase bitcoin of $108,634. The use of funds was partially offset by proceeds from the sale of digital assets of $182.4 million and the sale of property and equipment of $3.7 million.

Cash flows from financing activities provided $1.6 billion, primarily from the periodic issuance of common stock under our 2024 and 2025 ATM programs totaling $571.9 million, the issuance of $1.0 billion of the August 2032 Notes, net of issuance costs, and securing an additional $150.0 million line of credit established and fully utilized as of September 30, 2025. The source of funds were partially offset by $39.8 million of capped call transactions associated with the August 2032 Notes and the repayment of $18.3 million of the December 2026 Notes.

Bitcoin holdings: At September 30, 2025, we held a total of 52,850 bitcoin, including 17,357 bitcoin under our digital asset management strategy, on our Condensed Consolidated Balance Sheets with a total fair value of $6.0 billion. The fair value of a single bitcoin was approximately $114,068 at September 30, 2025.

At September 30, 2025, approximately 10,377 of our total bitcoin holdings were loaned to third parties to generate additional return, 1,903 of our bitcoin holdings were allocated and actively managed under an SMA earning investment income and 5,077 bitcoin were pledged as collateral for outstanding borrowings under the Line of Credit. Bitcoin under our digital asset management strategy are classified as “Digital asset - receivables, net” on the Condensed Consolidated Balance Sheets with a carrying value of $2.0 billion.

Consistent with our bitcoin investment approach, the remaining 35,493 unrestricted bitcoin were classified as long-term assets under “Digital assets, net of current portion” on the Condensed Consolidated Balance Sheets with a fair value of $4.0 billion. Our holdings as of September 30, 2025 excluded 11 bitcoin held by our equity method investee, pending dividend to us.

During the third quarter of 2025, we made a strategic change to our bitcoin investment approach and may opt to sell a portion of the bitcoin produced from our mining operations to support our ongoing operating expenses.

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

At-the-Market Offering Programs and Proceeds: As of September 30, 2025, we sold 35,339,308 shares of common stock for an aggregate purchase price of $571.9 million, net of commission and offering expenses of $4.9 million, pursuant to the 2024 ATM and 2025 ATM. As of September 30, 2025, approximately $1.5 billion of our common stock remained available for issuance and sale pursuant to the 2025 ATM.

Liquidity and Capital Resources: Cash and cash equivalents, excluding restricted cash, totaled $826.4 million and the fair value of digital asset holdings, including bitcoin under our digital asset management strategy, was $6.0 billion at September 30, 2025. The combined value of cash and cash equivalents, excluding restricted cash, and digital assets, including bitcoin under our digital asset management strategy, totaled nearly $6.9 billion as of September 30, 2025.

During the nine months ended September 30, 2025, our operating and investing activities used $1.2 billion of cash. However, we continue to hold a significant digital asset position, which appreciated by $1.0 billion during the period. While we classify our digital assets, net of current portion and digital asset – receivable, net as long-term, consistent with our bitcoin investment approach, both asset types are readily convertible to cash. Our significant bitcoin holdings, along with associated unrealized gains, provide a potential source of liquidity if monetized.

Additionally, during the nine months ended September 30, 2025 we issued a $1.0 billion aggregate principal amount of 0.0% Convertible Senior notes due 2032. Refer to Note 14 – Debt in the notes to our Condensed Consolidated Financial Statements, for further information.

As of September 30, 2025, the Company had $350.0 million outstanding under its Line of Credit, with periodic maturities due within the next twelve months.

We expect to have sufficient liquidity, including cash on hand and access to public capital markets, to support ongoing operations in the next 12 months and beyond. We expect to sell a portion of the bitcoin we produce to support ongoing operations and may seek to fund other business activities, particularly growth initiatives, through the public capital markets, primarily through periodic equity issuances using our at-the-market facilities.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We entered into an investment agreement on August 11, 2025, to acquire an approximate 64% ownership interest in Exaion SAS, a subsidiary of EDF Pulse Ventures, for approximately $168.0 million, subject to regulatory and antitrust approvals and other customary closing conditions. The agreement also provides the option to increase ownership up to 75% by 2027 through additional contingent payments of up to approximately $127.0 million, based on the achievement of specified performance milestones.

We contract with service providers for hosting our equipment and operational support in data centers where our equipment is deployed. Under these arrangements, we expect to pay at a minimum approximately (i) $54.2 million during the remainder of the calendar year 2025 and (ii) $369.1 million in total payments during the calendar years 2026 through 2028. Under certain arrangements, we are required to pay variable pass-through power and service fees in addition to the estimated minimum amounts.

As of September 30, 2025, we had a remaining commitment of approximately $83.9 million due for the purchase of miners and other mining equipment per our purchase agreements, to be paid in periodic installments throughout 2025.

Assuming the remaining outstanding Convertible Notes are not converted into common stock, repurchased or redeemed prior to maturity, (i) remaining interest payments of approximately $0.1 million and $1.6 million through the remainder of the calendar year 2025 for the December 2026 Notes and the September 2031 Notes, respectively, (ii) annual interest payments of approximately $0.5 million in the 2026 calendar year in connection with the December 2026 Notes and annual interest payments of approximately $6.4 million in each calendar year from 2026 through 2031 in connection with the September 2031 Notes and (iii) principal for each of the Convertible Notes upon maturity, for a total of $3.3 billion, will be payable under the terms of the Convertible Notes. Refer to Note 14 – Debt in the notes to our Condensed Consolidated Financial Statements, for further information.

We have operating and finance lease obligations related to land and office buildings. We expect to make payments of $0.8 million related to operating leases and no payments related to finance leases for the remainder of 2025, and $74.5 million and $89.6 million related to operating and finance leases, respectively, thereafter. Refer to Note 15 – Leases in the notes to our Condensed Consolidated Financial Statements, for further information.

We secured an additional line of credit for $150.0 million in the first quarter of 2025, initially collateralized by 3,250 of our bitcoin holdings. Together with the existing $200.0 million line of credit established in 2024, the Company had an aggregate of $350.0 million outstanding under its Line of Credit as of September 30, 2025, all of which were fully utilized. Refer to Note 14 – Debt in the notes to our Condensed Consolidated Financial Statements, for further information.

CRITICAL ACCOUNTING ESTIMATES

Other than the update to the critical accounting estimates herein, we are not aware of any material changes to our critical accounting estimates set forth under the caption “Critical Accounting Estimates” in Part II, Item 7 of our Annual Report, which is incorporated herein by reference.

Income Taxes

The primary objectives of accounting for income taxes are to recognize the amount of income taxes payable or refundable for the current year, and to recognize deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. We account for income taxes in accordance with ASC 740, Income Taxes, using the asset and liability method. Under this method, deferred tax assets and liabilities are calculated based on enacted tax rates and are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities and for operating losses and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. Management must make assumptions, judgments and estimates to determine our income tax benefit or expense and deferred tax assets and liabilities. We recognize tax positions when they are more likely than not to be sustained. Recognized tax positions are measured at the largest amount of benefit greater than 50% likely of being realized. Each period, we evaluate tax positions and adjust related tax assets and liabilities in light of changing facts and circumstances.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”), a comprehensive tax reform package containing a wide array of provisions impacting businesses. Among other changes, the OBBBA extends or permanently enacts several business and international tax measures originally introduced under the Tax Cuts and Jobs Act of 2017, which were previously scheduled to expire at the end of 2025. The enactment of the OBBBA did not have a material impact on our effective tax rate for the quarter ended September 30, 2025, and we do not expect it to materially affect our effective tax rate for 2025.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 – Summary of Significant Accounting Policies to our Condensed Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not aware of any material changes to our disclosures regarding market risks in connection with our bitcoin holdings. Refer to Part II, Item 7A of our Annual Report, which is incorporated herein by reference. The following sensitivity analysis supplements our discussion of bitcoin market price risk included in Part II, Item 7A of our Annual Report:

The fair value of our bitcoin may be materially impacted as the market value of bitcoin fluctuates. For illustrative purposes, a hypothetical $10,000 change in the market price of bitcoin would have resulted in an estimated $528.5 million increase or decrease in our income (loss) before income taxes for the quarter ended September 30, 2025. This sensitivity analysis is based on our bitcoin holdings and related fair value measurement as of that date and is provided solely to demonstrate the potential magnitude of bitcoin price volatility on our financial results. Actual results could differ materially depending on future market conditions, transaction activity and other factors affecting the fair value of digital assets.

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

As part of our internal control framework, we maintain a whistleblower hotline that allows employees and third parties to anonymously report concerns or potential misconduct. The hotline may be accessed as follows:

To file a report, use the Client Code “MarathonPG” and pick one of the following options:

•Call: 1-877-647-3335

•Click: http://www.RedFlagReporting.com

Change in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting other than the ongoing remediation efforts undertaken by management.

PART II

ITEM 1. LEGAL PROCEEDINGS

Other than as disclosed under the caption “Contingencies—Legal Proceedings” in Note 16 – Commitments and Contingencies in the notes to our Condensed Consolidated Financial Statements included in this Quarterly Report, we are presently not a party to any material litigation or regulatory proceeding and are not aware of any pending or threatened litigation or regulatory proceeding against us which, individually or in the aggregate, could have a material adverse effect on our business, operating results, financial condition or cash flows.

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

We generate income through bitcoin lending arrangements. As of September 30, 2025, approximately 10,377 bitcoin were loaned to third parties under such arrangements, representing a material portion of our total bitcoin holdings. Lending bitcoin involves risk of default, particularly in a highly volatile market. Borrowers may fail to repay their loans due to market downturns, fraud or other financial challenges. As our bitcoin loans are unsecured, they would rank subordinate to a borrower’s secured loans if the borrower becomes insolvent. Accordingly, we may be unable to recover part or all of the loaned bitcoin, which could result in substantial financial losses.

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

As of September 30, 2025, we held approximately 1,903 bitcoin in a separately managed account with a third-party manager that exercises discretionary authority to actively trade the bitcoin. This structure exposes us to numerous risks beyond those associated with passive holding, including losses resulting from poor investment decisions, trading errors, leverage, concentration or unfavorable market movements.

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

Targeted energy or property regulations and taxes could increase our costs and adversely affect our business.

Bitcoin mining requires significant energy consumption, and our operations could be negatively impacted by government regulations or taxes specifically targeting energy usage in digital asset mining. Federal, state or local authorities may impose restrictions on energy consumption, mandate the use of renewable energy sources or implement higher electricity rates for mining operations, increasing our operating costs. Additionally, governments may introduce taxes on energy usage or carbon emissions that disproportionately affect Bitcoin miners, further reducing our profitability. If regulatory or tax burdens make mining economically unviable in certain jurisdictions, we may be forced to relocate operations, secure alternative power sources at higher costs or scale back our Bitcoin mining activities, all of which could materially and adversely affect our business, financial condition, and results of operations.

Moreover, our Bitcoin mining operations may be negatively impacted by new land use and property laws, regulations or taxes enacted by state or local governments. Governmental authorities have and may continue to pursue and implement legislation and regulation that seeks to limit greenhouse gas emissions and noise generated by our facilities, which could adversely affect our ability to source electricity or mine bitcoin in a potentially material manner. For example, residents of Hood County, Texas, have proposed to incorporate the land housing our Granbury, Texas Bitcoin mining facility. If the land surrounding our Granbury, Texas facility is incorporated, the newly formed municipality could impose additional restrictions and taxes on our operations. New legislation and regulation in other jurisdictions housing our operations could also negatively impact the profitability of our power generation and Bitcoin mining facilities, which could adversely impact on our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Director and Officer Trading Plans and Arrangements

On September 9, 2025, Vicki Mealer-Burke, a member of the Company’s board of directors, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “10b5-1 Plan”). Ms. Mealer-Burke’s 10b5-1 Plan provides for the potential sale of up to 21,551 shares of the Company’s common stock between the first potential sale date on February 2, 2026 and the expiration of the 10b5-1 Plan on April 30, 2026.

On September 11, 2025, Salman Khan, Chief Financial Officer, entered into a 10b5-1 Plan. Mr. Khan’s 10b5-1 Plan provides for the potential sale of up to 176,000 shares of the Company’s common stock between the first potential sale date on February 17, 2026 and the expiration of the 10b5-1 Plan on December 31, 2026. Mr. Khan’s existing 10b5-1 Plan will expire on December 31, 2025.

On September 12, 2025, Zabi Nowaid, General Counsel and Corporate Secretary, entered into a 10b5-1 Plan. Mr. Nowaid’s 10b5-1 Plan provides for the potential sale of up to 115,000 shares of the Company’s common stock between the first potential sale date on December 17, 2025 and the expiration of the 10b5-1 Plan on December 31, 2026.

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Quarterly Report.

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Provided Herewith
3.1	Restated Articles of Incorporation of the Company	Form 10-K	3/3/2025	3.1
3.2	Amended and Restated Bylaws of the Company	Form 10-K	3/3/2025	3.2
4.1	Indenture, dated as of July 25, 2025, between MARA Holdings, Inc. and U.S. Bank Trust Company, National Association, as trustee, relating to the 0.00% convertible senior notes	Form 8-K	7/28/2025	4.1
10.1	Form of Capped Call Confirmation	Form 8-K	7/28/2025	10.1
10.2*	Investment Agreement, dated August 11, 2025, between MARA Holdings, Inc., Mara France SAS, Exaion SAS and EDF Pulse Holding and certain minority holders of Exaion SAS	Form 8-K	8/11/2025	10.1
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

*
Certain exhibits and schedules to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

**
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

Date:	November 4, 2025

MARA HOLDINGS, INC.

		By:	/s/ Fred Thiel
		Name:	Fred Thiel
		Title:	Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

		By:	/s/ Salman Khan
		Name:	Salman Khan
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)