Form 10-K
period 2025-12-31
MARA Holdings, Inc.
filed 2026-03-02
CIK 1507605

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to______

MARA HOLDINGS, INC.
(Exact name of registrant as specified in charter)

Nevada	001-36555	01-0949984
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S Employer Identification No.)

1010 South Federal Highway, Suite 2700, Hallandale Beach, FL	33301
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 800-804-1690

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	MARA	The Nasdaq Capital Market

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

The aggregate market value of the common stock of the registrant held by non-affiliates was approximately $5.7 billion based on the closing sale price on The Nasdaq Capital Market on June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter).

As of February 19, 2026, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 380,234,635.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the registrant’s 2026 annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III within this Annual Report on Form 10-K. With the exception of the portions of the Definitive Proxy Statement specifically incorporated herein by reference, the Definitive Proxy Statement and related solicitation materials are not deemed to be filed as part of this Annual Report on Form 10-K.

MARA HOLDINGS, INC.

As used in this Annual Report on Form 10-K for our fiscal year ended December 31, 2025 (this “Annual Report”), the terms the “Company,” “MARA,” “we,” “our” and “us” refer to MARA Holdings, Inc. (formerly known as Marathon Digital Holdings, Inc.) and its subsidiaries, unless otherwise indicated.

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

PART I

ITEM 1. BUSINESS

CORPORATE OVERVIEW

MARA is an energy and digital infrastructure company focused on acquiring, managing, and allocating energy to its highest-value uses. We use Bitcoin mining as a flexible, energy-responsive workload to monetize excess and underutilized power and to optimize power management across our portfolio. In parallel, we are in the process of developing artificial intelligence (“AI”) inference and high-performance computing (“HPC”) capabilities. We operate across four continents and 18 data centers in North America, the Middle East, Europe, and Latin America, with approximately 1.9 gigawatts (“GW”) of total capacity.

Our strategy is centered on the ownership and control of energy and digital infrastructure. While our earlier growth strategy emphasized an asset-light model, we have strategically transitioned to an energy and digital infrastructure company, expanding our owned portfolio capacity to approximately 70%. By expanding our ownership of sites and power infrastructure, we enhance operating control, improve margin durability, and support long-term capital efficiency.

As demand for energy-optimized compute infrastructure accelerates, particularly from AI and HPC workloads, we are in the process of deploying and scaling AI inference and HPC capabilities within our existing footprint. We are reallocating a meaningful portion of our capacity to support AI and HPC applications, leveraging the same integrated energy and data center platform that underpins our mining operations. These initiatives position us to support multiple high-intensity compute workloads at scale within a unified operating model.

In support of these initiatives, we acquired a majority ownership interest in Exaion SaS (“Exaion”), a company that develops and operates HPC data centers and provides secure cloud and AI infrastructure, further strengthening our position in the technology industry.

Additionally, as part of this expansion, we entered into a strategic agreement (the “Strategic Agreement”) with Starwood Digital Ventures (“Starwood”) to develop, finance and operate AI and HPC infrastructure on select power-rich sites within our existing portfolio. Under the Strategic Agreement, we will contribute certain sites to and retain up to a 50% ownership interest in a newly formed joint venture, while Starwood will lead engineering, procurement and construction activities, secure hyperscale tenancy and operate the assets. The joint venture structure is designed to enable us to participate in the development of hyperscale AI and HPC infrastructure in a capital-efficient and strategically flexible manner, leveraging our energized sites and operational expertise alongside Starwood’s development capabilities, financing experience and hyperscale customer relationships, and may be expanded to include additional sites within our portfolio over time. We expect Bitcoin mining to continue at certain of these sites alongside AI and HPC development, allowing us to utilize power efficiently as high-performance compute capacity is being deployed. The joint platform is expected to provide more than 1 GW of initial IT capacity in the initial development, with a potential pathway to expand to more than 2.5 GW over time.

Bitcoin mining remains the foundation of our platform. We produce, or “mine,” bitcoin using a large fleet of specialized, energy-efficient computers and operate our hardware with flexibility and discipline to maximize the value generated from every megawatt we manage.

We believe we are one of the largest holders of bitcoin among publicly traded companies. Our bitcoin holdings are primarily generated through our mining operations. We treat bitcoin as a productive asset, selectively activating a portion of our bitcoin holdings through lending arrangements, structured trading strategies, collateralized financing, and other bitcoin-denominated transactions designed to generate incremental income, support operations, and fund strategic growth. In addition, we participate in Bitcoin-related projects focused on the technological development of hardware, firmware, mining pools, and side chains that leverage blockchain cryptography.

As used throughout this Annual Report, the term “Bitcoin” with a capital “B” is used to denote the Bitcoin protocol which implements a highly available, public, permanent, and decentralized ledger. The terms “bitcoin” with a lower case “b” and “BTC” are used to denote the asset, bitcoin.

BITCOIN BLOCKCHAIN

Bitcoin Network

Bitcoin is a decentralized digital asset that operates on an open-source protocol, known as the Bitcoin protocol. The Bitcoin protocol is maintained by a peer-to-peer network of decentralized user nodes that collectively validate transactions and maintain a public transaction ledger, known as the Bitcoin blockchain. The Bitcoin blockchain records bitcoin holdings and all validated transactions that have occurred on the network. Bitcoin is not issued or backed by any government or central bank and is not linked to any fiat currency or country’s monetary policy.

Balances of bitcoin are stored in digital “wallets,” which associate public addresses on the network with one or more private cryptographic keys that control the transfer of bitcoin. The Bitcoin blockchain is designed to be immutable and is updated through a consensus process without any single entity owning or operating the network.

When a user initiates a transaction on the Bitcoin network, it is broadcast to the network and added to a pool of unconfirmed transactions known as the “mempool.” Miners, which operate specialized hardware, known as Bitcoin mining rigs or application-specific integrated circuits (“ASICs”), compete to process these unconfirmed transactions and assemble them into a “block.” The first miner to successfully validate a block through the network’s proof-of-work consensus mechanism receives a reward in the form of newly issued bitcoin (block subsidy) and transaction fees associated with the validated transactions. Once validated and added to the Bitcoin blockchain, transactions are cryptographically secured and are intended to be resistant to alteration.
The Bitcoin blockchain operates on a public, open-source architecture consisting of a distributed network of computers, known as nodes, that independently verify transactions and enforce the rules of the Bitcoin protocol. Because the network is decentralized and transparent, users can verify transactions without reliance on a centralized intermediary.

Bitcoin Mining

Bitcoin mining plays a key role in maintaining the Bitcoin network by providing the computational power necessary to validate transactions and add new blocks to the blockchain. Increases in network computational power may also enhance the overall security of the Bitcoin blockchain. Enhanced network security and participation may influence adoption, transaction activity and transaction fee levels.

As of December 31, 2025, we operated approximately 490,000 mining rigs globally, including our proportionate share of mining rigs attributable to our equity method investee, the Abu Dhabi Global Markets company (the “ADGM Entity”), with an energized hashrate of approximately 66.4 exahashes per second (“EH/s”). During the year ended December 31, 2025, we mined 8,799 bitcoin. We seek to maximize our chances of successfully processing blocks on the Bitcoin blockchain by growing our hashrate, or the amount of computational power we devote to supporting the Bitcoin blockchain. Generally, a miner’s probability of successfully processing a block and earning the associated reward is a function of its share of the total network hashrate, which represents the aggregate computational power deployed across the Bitcoin network. As additional mining operators deploy hashrate, the Bitcoin network’s hashrate grows, which may reduce a miner’s relative share of the network if it does not expand its hashrate at a comparable pace.

Bitcoin “Halving” Events

Bitcoin halving is a phenomenon that has historically occurred every 210,000 blocks, or approximately every four years, on the Bitcoin network. The halving is a key part of the Bitcoin protocol and serves to control the overall supply and reduce the risk of inflation in digital assets that utilize a Proof-of-Work consensus algorithm. At each halving, the block subsidy portion of the miner reward is cut in half, hence the term “halving.” The block subsidy was initially set at 50 bitcoin per block and has been reduced through successive halvings. The most recent halving occurred in April 2024, reducing the block reward from 6.25 bitcoin to 3.125 bitcoin per block. The next halving for the Bitcoin blockchain is anticipated to occur around April 2028, although the exact timing depends on the rate at which blocks are mined.

Halving events reduce the rate at which new bitcoin is issued and will continue until the aggregate supply of bitcoin reaches 21,000,000, which is expected to occur around 2140. While halving events are predetermined under the Bitcoin protocol, their impact on bitcoin prices, mining economics, network hashrate and transaction fee levels is uncertain and depends on a variety of market and network factors.

Factors Affecting Profitability

Market Price of Bitcoin

Our business is highly dependent on the market price of bitcoin. The price of bitcoin has historically experienced substantial volatility, and digital asset prices have in the past and may in the future be driven by speculation and incomplete information, subject to rapidly changing investor sentiment, and influenced by factors such as technology, macroeconomic conditions, regulatory void or changes, fraudulent actors, manipulation, and media reporting. Further, the value of bitcoin and other digital assets may be significantly impacted by factors beyond our control, including consumer trust in the market acceptance of bitcoin as a means of exchange by consumers and merchants.

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

ARTIFICIAL INTELLIGENCE AND AI INFERENCE

AI refers to software systems that perform tasks that typically require human intelligence, such as recognizing patterns, generating language, and making predictions. Many modern AI systems are built using machine learning models trained on large datasets, including large language models (“LLMs”), which are neural networks designed to process and generate text. After an LLM is trained, it can be deployed to produce outputs for new inputs.

“AI inference” refers to running a trained AI model in production to generate outputs (e.g., responses, classifications, or predictions) from new inputs. For LLMs, inference typically occurs by processing and generating text in units called “tokens,” and the economics are increasingly measured by “cost per token.” We believe inference economics are shifting toward energy efficiency because inference consumes electricity continuously, making power cost and operating efficiency key inputs to scalable deployment. We are particularly focused on inference architectures that can be deployed in smaller, purpose-built environments (including edge deployments) and that can support secure and private use cases where enterprises and the public sector require greater control, locality, and predictability versus public cloud models.

The Company’s core capabilities are in operating power-intensive computing infrastructure and managing energy at scale. Our data center infrastructure and operating experience have been developed primarily to support continuously operating workloads under varying grid and energy conditions. Certain elements of this infrastructure may be applicable to AI inference workloads. The Company may evaluate opportunities to allocate portions of its infrastructure to inference-related use cases.

Factors Affecting Profitability

AI Inference Activities and Revenue Potential

As we evaluate and develop AI inference capabilities within our infrastructure, we expect any potential AI-related revenue to be derived from offering inference compute capacity and private, dedicated cloud solutions to third-party customers, with pricing based on usage, capacity commitments, or other commercial arrangements. These offerings are intended to leverage our data center footprint, energy access, and operational expertise.

To date, our efforts have focused on deploying initial inference infrastructure, selling tokens to the marketplace, testing configurations, and assessing operational requirements. Our AI inference initiatives are currently limited to early-stage evaluation, testing, and operational assessment, and we have not yet generated material revenue from these activities.

Demand and Utilization of Inference Compute

The profitability of AI inference infrastructure, if pursued, would depend on customer demand, pricing dynamics, and the Company’s ability to achieve and maintain sufficient utilization of deployed capacity. The AI infrastructure market is highly competitive and includes hyperscale cloud providers and specialized infrastructure operators with significant financial, technical, and operational resources. Competitive pressures, changes in customer deployment preferences, and utilization could affect margins.

Energy Costs and Operating Efficiency

Energy costs and operating efficiency are expected to be key factors influencing the economics of AI inference workloads, which typically consume significant power. Our ability to provide inference services profitably would depend on maintaining access to reliable, cost-effective energy and operating compute efficiently.

AI inference workloads require reliable power and capital investment in compute and data center infrastructure. The economics of any inference-related activities are sensitive to energy costs, hardware efficiency, operating reliability, and capital deployment decisions. Changes in energy prices, grid conditions, equipment performance, or operational efficiency could affect the Company’s profitability.

STRATEGIC FOCUS

Our focus in 2025 was on deliberate investment and foundation-building for our next phase of growth. We executed key initiatives required to support the continued evolution of our next-generation infrastructure platform integrating Bitcoin mining, power generation, AI and HPC. Building on our prior initiatives, we continued to grow our owned and operated sites, enhanced operating control, and deployed capital with discipline while navigating increased volatility driven by changes in bitcoin prices. Key activities and milestones during 2025 included the following:

•We increased our hashrate to 66.4 EH/s.

•We acquired a wind farm in Hansford County, Texas, with 240 MW of interconnection capacity and 114 MW of nameplate wind capacity to establish a behind-the-meter data center at low energy costs.

•We announced a letter of intent with MPLX LP aimed at expanding our access to lower-cost natural gas and scalable power capacity to support potential power generation and compute infrastructure development.

We remain actively engaged in evaluating a transaction structure that aligns with our disciplined capital allocation strategy.

•We increased our Nebraska footprint through an acquisition of a 42 MW total capacity data center adjacent to an existing site, expanding our Nebraska campus by approximately 40%. With attractive power rates, we expect this acquisition to lower our average cost to mine at our Nebraska campus while strengthening our owned infrastructure footprint and providing option value for future AI and HPC workloads. This acquisition closed subsequent to year end.

•We acquired a majority ownership interest in Exaion, expanding our capabilities in the AI and HPC infrastructure and enhancing our ability to deliver secure and scalable cloud solutions. This acquisition closed subsequent to year end.

•We remained strategically focused on enhancing shareholder value and continued to diversify our bitcoin portfolio. At year end, approximately 15,315 bitcoin were activated under our digital asset management strategy, generating approximately $32.1 million of interest income through our lending arrangements.

•We grew our total bitcoin holdings, including bitcoin held under our digital asset management strategy, by 20% to 53,822 as of December 31, 2025, which highlights our commitment to our core operations.

•On February 26, 2026, we announced our Strategic Agreement with Starwood, marking an important step in our AI and HPC initiatives. Under the Strategic Agreement, MARA and Starwood will jointly develop, finance and operate AI and HPC infrastructure on select power-rich sites within our existing portfolio.

Our primary focus in 2026 is the continued development of a diversified digital infrastructure platform, with Bitcoin mining remaining the foundation of this strategy.

We have grown rapidly to become a global leader in leveraging Bitcoin mining to support energy transformation. We achieved this milestone through an asset-heavy strategy that included deploying our Bitcoin miners at third-party hosted sites and executing strategic acquisitions.

In 2025, we acquired 4,267 bitcoin at an average price of $111,034 and mined an additional 8,799 bitcoin, increasing our total bitcoin holdings to 53,822 as of December 31, 2025. These holdings were valued at approximately $4.7 billion based on a spot price of $87,498 per bitcoin on December 31, 2025, strengthening our liquidity position, a priority that we intend to continue focusing on in 2026.

Under our digital asset management strategy, as of December 31, 2025, approximately 9,377 bitcoin were loaned to third parties to generate additional returns and approximately 5,938 bitcoin were pledged as collateral for outstanding borrowings. Our combined cash and cash equivalents, excluding restricted cash and digital assets, including bitcoin under our digital asset management strategy, totaled $5.3 billion as of December 31, 2025. Refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Financial Condition and Liquidity” included in this Annual Report for further information.

Historically, we held the bitcoin we produced as a long-term investment. In the second half of 2025, we began selling bitcoin to fund operations. In 2026, we expect to continue to monetize bitcoin opportunistically to enhance our financial flexibility, including to provide liquidity or to fund capital projects and other initiatives that we believe enhance long-term shareholder value, subject to market conditions and our capital allocation priorities.

Alongside our Bitcoin mining foundation, we are in the process of taking initial steps to extend our platform beyond Bitcoin mining and into AI and HPC workloads, leveraging our core competencies in energy ownership, flexible load management, and rapid compute deployment.

As we continue to scale, our strategy remains focused on allocating energy to its highest value application across Bitcoin mining, grid participation, and emerging compute workloads. We believe this energy focused, ownership-based approach positions us to support capital efficiency, as demand for both digital assets and energy-efficient compute continues to grow.

Research and Development

Our research and development (“R&D”) efforts play a critical role in driving our innovation and growth. Our R&D process is designed to support the creation and development of new tools and processes intended to serve as an integral part of our overall business strategy and enhance our market position as an advanced and sustainable digital energy and infrastructure company.

The first step in the R&D process is ideation, which is the process of generating and evaluating new ideas. We encourage our team members to come up with creative and innovative ideas, and then we provide them with the resources and support they need to explore these ideas further.

Once we have identified a promising idea, the next step is to develop a prototype. This process typically involves creating a small-scale version of the product or service, which can be tested and evaluated in order to identify potential issues and improve the design. We conduct market research to understand the potential market for the product or service.

The final step in our R&D process is testing and validation. This step involves conducting thorough testing of the prototype to identify any issues or flaws, and to ensure that it meets our rigorous quality standards. We also conduct market testing to gather feedback from real-world users, and we use this feedback to refine and improve the product or service.

Overall, our R&D process is designed to support the creation and development of innovative technology advancements that ensure we maintain our competitive advantages and improve our position as a leading Bitcoin miner and position us for long-term growth as a digital energy and infrastructure company. We believe that this process is essential for driving growth, staying ahead of the competition, and achieving success.

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

OPERATIONS

We have strategically expanded our portfolio of owned and operated sites, which now represents approximately 70% of our total operating capacity. We operate across four continents and 18 data centers, reflecting our global reach and operational scale. While Bitcoin mining remains the foundation of our platform, we are in the process of taking initial steps to extend our platform into AI and HPC, leveraging our existing infrastructure and operational expertise.
Owned Sites

Central Texas represents our largest owned and operated region, with facilities located across three cities. Our Granbury, Texas site supports approximately 300 megawatt (“MW”) of total capacity and is one of the largest containerized liquid immersion-cooled sites worldwide. Granbury serves as our lead performing data center and is among the first of our sites where we have begun integrating inference capabilities. As of December 31, 2025, Granbury had an energized hashrate of 12.3 EH/s.

Our other Central Texas sites collectively provide approximately 250 MW of total capacity, supporting colocation operations, and include assets capable of on-site power generation and flare-gas utilization.

Our East Ohio region includes facilities across two cities that operate as grid connected sites and collectively support approximately 225 MW of total capacity. Our North Texas site consists of a 180 MW wind farm. In Central Ohio, our grid connected facility contributes an additional 150 MW, further strengthening our overall capacity footprint. Subsequent to year end, we expanded our footprint in central Nebraska through an acquisition, increasing our total capacity in that region by approximately 40% to 142 MW.

Internationally, we operate five facilities across three different countries as part of a broader international strategy to position MARA as a power-advantaged digital infrastructure platform beyond the United States. Subsequent to year end, we completed the acquisition of Exaion, a subsidiary of EDF Pulse Ventures, based in France, further strengthening our position in AI and HPC infrastructure and international presence.

Hosted Sites

In addition to our owned and operated sites, we have continued to expand our hosted mining operations across five third-party hosted sites in three regions pursuant to hosting arrangements. As of December 31, 2025, these hosted sites collectively provided approximately 537 MW of total capacity and 29.2 EH/s of energized hashrate.

The following table presents our current and total MW capacity and energized hashrate in EH/s:

Location	Operational Capacity (MW)	Total Capacity (MW) (1)	Energized Hashrate (EH/s)
Owned Sites
Central Texas	411	550	21.8
East Ohio	79	225	4.0
North Texas	78	180	2.4
Central Ohio	28	150	1.3
Central Nebraska (2)	127	142	5.5
International	57	77	2.3
Total Owned Sites	779	1,324	37.2

Hosted Sites
Central North Dakota	273	273	16.6
West Texas	216	216	10.2
Other	48	48	2.4
Total Hosted Sites	536	537	29.2
Total	1,315	1,861	66.4

(1) Includes additional capacity subject to certain utility approval, interconnection studies, land lease/acquisitions and/or regulatory approvals.

(2) Includes the acquisition of a 42 MW data center in central Nebraska, closed subsequent to year end on January 21, 2026.

COMPETITION

In digital asset mining, companies and individuals use computing power to solve cryptographic algorithms to record and publish transactions to blockchain ledgers or provide transaction verification services to the Bitcoin network in exchange for digital asset rewards. The current reward for verifying a block on the Bitcoin blockchain is 3.125 bitcoin. Miners can range from individual enthusiasts to professional mining operators with dedicated data centers. Miners may organize themselves in mining pools. We compete or may in the future compete with other companies, individuals and mining pools across the globe that focus all or a portion of their activities on owning or operating digital asset exchanges, developing programming for the blockchain, and mining activities. Competition occurs along numerous metrics, including the total number of miners, the average hashrate, the size and skill of the mining pool in which we participate, and the efficiency of our mining operations.

We believe our acquisitions and our ongoing deployment of miners position us well among the publicly traded companies involved in the digital asset mining industry. The digital asset mining industry is a highly competitive and evolving industry and new competitors and/or emerging technologies could enter the market and affect our competitiveness in the future.

As we expand into the AI and HPC markets, we also face competition from established data-center operators and infrastructure providers with significant capital resources, brand recognition and technical expertise. We compete in this market for access to suitable land and power, advanced hardware, technical talent, and customers seeking AI and HPC compute power. We believe that our experience in the digital asset mining industry will enable us to compete favorably within the AI and HPC markets.

INTELLECTUAL PROPERTY

We actively use specific hardware and software for digital asset mining operations. In certain cases, source code and other software assets may be subject to an open-source license, as much of the technology in the digital asset mining sector is open source. Similarly, AI inference models may be available on open-source terms, which benefits our service of AI and HPC workloads.

We currently own six patents in the United States and have 18 patent applications pending. Our patents have various expiration dates, generally 20 years from the respective original filing date. Our patents improve efficiency to decrease settlement risk, expand server and radio functionalities, and improve the efficiency of cooling systems. In the future, we may seek to register additional patents in connection with our existing and planned digital energy and infrastructure operations.

To protect and enforce our proprietary information and intellectual property, we rely upon trade secrets, trademarks, service marks, trade names, copyrights and other intellectual property rights. We maintain and pursue these rights both within the United States and in certain international jurisdictions.

Additionally, we expect to continue to license the use of intellectual property rights owned and controlled by others. We also have developed, and may further develop, certain proprietary software applications for purposes of our digital asset mining operations and may license proprietary software applications to third parties.

REGULATORY LANDSCAPE

Bitcoin Mining

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

On July 18, 2025, the Guiding and Establishing National Innovation for U.S. Stablecoins Act (the “GENIUS Act”) was passed and signed into law in the United States, which directs for a federal regulatory framework for the issuance of “payment stablecoins” that are designed to be used as a means of payment and settlement. The GENIUS Act provides a framework for the issuance and oversight of “payment stablecoins” and specifies the circumstances under which such digital assets would not be treated or regulated as securities. More recently, the Digital Asset Market Clarity Act of 2025 (the “CLARITY Act”) passed the U.S. House of Representatives and is currently under consideration in the U.S. Senate. If passed in its current form, the CLARITY Act would grant the CFTC jurisdiction and regulatory authority with respect to “digital commodities,” including by establishing new registration requirements for digital commodity exchanges, brokers, and dealers. If passed, the CLARITY Act could impose additional regulatory requirements on companies holding digital assets as well as their asset managers.

Regulations may substantially change in the future and it is presently not possible to know how regulations will apply to our business, or when they may be effective. While we anticipate that Bitcoin mining will be an area of focus for regulators in 2026 and beyond, we cannot predict with certainty the impact regulations may have on our business or operations. As the regulatory and legal environment evolves, we may become subject to new laws and regulations by the SEC and other agencies, which may affect our mining operations and other activities. Additionally, state and local regulation of Bitcoin mining is important with respect to where we conduct our mining operations. A substantial number of our Bitcoin miners are located in Texas and North Dakota, which are generally favorable regulatory environments for Bitcoin miners compared to other states. However, we may also become subject to additional regulatory requirements on a state and local level in the geographies in which we operate, and as we strategically expand our operations into new areas.

AI and HPC

As we expand into the development and operation of AI and HPC workloads, we may become subject to various laws, ordinances and regulations. Governments and regulatory bodies are considering measures to ensure responsible development and deployment of AI systems, including guidelines for transparency, accountability, and fairness. Such measures may impact our business and ongoing efforts to expand into the AI and HPC markets.

We are monitoring evolving federal, state, and municipal policies that impact AI and HPC data center operations, including energy efficiency mandates, property regulations, and reporting and disclosure requirements.

For additional discussion of potential risks that existing and future regulation may pose to our business, see Part I, Item 1A. “Risk Factors” of this Annual Report.

HUMAN CAPITAL RESOURCES

As of December 31, 2025, we had a total workforce of approximately 266 full-time employees located in the United States and the United Arab Emirates, including professionals in accounting, communications, engineering, finance, growth, human resources, information technology, investor relations, legal and operations. We also hire part-time employees, temporary employees, contractors and consultants as necessary to support our operations.

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
•Our bitcoin holdings expose us to market volatility and liquidity risks;
•We may experience liquidity constraints and need additional capital, which may not be available to us on favorable terms, or at all;
•Regulatory, commercial, and technical uncertainties may influence bitcoin prices;
•Failure to increase our hashrate may reduce our competitiveness and negatively impact our financial performance;
•Our bitcoin lending and other digital asset management activities expose us to credit, market, liquidity and operational risks, and a material portion of our bitcoin holdings is subject to these risks;
•During periods of market stress and extreme volatility, we may be unable to timely liquidate or hedge our bitcoin or related positions, and exchange-driven liquidations or auto-deleveraging could materially and adversely affect our liquidity, results of operations and financial condition;
•Significant disruptions in the cryptocurrency markets could materially impair the value of our mining rigs, and prolonged low bitcoin prices could force us to idle mining rigs;
•Prolonged power and internet outages, shortages or capacity constraints could harm our business;
•We face risks related to technological obsolescence, vulnerability of the global supply chain for cryptocurrency, AI and HPC hardware, potential trade restrictions and difficulty in obtaining new hardware, which may have a material adverse effect on our business;
•The markets in which we participate are highly competitive, and as we enter new markets, we are competing against companies with greater resources and capitalization;
•Our Strategic Agreement with Starwood subjects us to significant development, execution, financing and counterparty risks, and we may not realize the anticipated benefits of the transaction;
•Our acquisition of Exaion exposes us to risks associated with international operations and the possibility of post-closing challenges to the transaction;
•Our expansion into AI and HPC may divert resources from our core Bitcoin mining operations, limit our power capacity for mining, and introduce operational complexity;
•Our business expansion into the AI and HPC industry may be capital intensive and could affect our liquidity, results of operations and financial condition;
•Our AI and HPC business strategy may not perform as planned;
•Intellectual property disputes related to digital asset technology could threaten our ability to operate;
•We have engaged in, and may continue to engage in, strategic acquisitions and other transactions that could disrupt our business, dilute our stockholders, strain our financial resources and harm our operating results;
•Loss of access to our private keys or data could result in a permanent loss of our digital assets;
•Cybersecurity threats, including hacking and malware, could result in loss of digital assets, reputational damage, and business disruptions;
•The irreversibility of digital asset transactions exposes us to risks of theft, loss and human error, which could negatively impact our business;
•The lack of legal recourse and insurance for our digital assets increases the risk of total loss in the event of theft or destruction;

•Noise generated by our mining, AI and HPC operations poses regulatory, legal, operational and reputational risks;
•The scheduled reduction of Bitcoin mining rewards due to halving events may decrease our revenue and could force us to cease mining operations; and
•The adoption and long-term viability of digital asset networks is uncertain, and a decline in their growth or acceptance could negatively impact our business and the value of our stock.

Risks Related to Regulatory, Political and Macroeconomic Conditions

•The rapidly evolving and uncertain regulatory landscape for cryptocurrencies exposes us to legal risks, compliance costs, and potential business disruptions;
•If bitcoin were determined to be a security, we could be subject to additional regulation, which could result in significant compliance costs and operational limitations;
•Geopolitical and economic crises could lead to increased uncertainty, large-scale selloffs of digital assets and a decline in bitcoin’s value, negatively impacting our business and stock price;
•The U.S. political and economic environment could materially impact our business operations and financial performance, and uncertainty surrounding the potential legal, regulatory and policy changes by the U.S. presidential administration may directly affect us and the global economy;
•Operating in foreign jurisdictions exposes us to political, legal, and regulatory risks that could negatively impact our financial condition;
•Changes in regulatory interpretations could require us to register as a money services business or money transmitter, leading to increased compliance costs or operational shutdowns;
•Changing environmental regulations and public energy policies could increase our costs and threaten our Bitcoin mining, AI or HPC operations;
•Our interactions with the Bitcoin network may expose us to transactions with sanctioned individuals, leading to regulatory penalties and reputational harm;
•The lack of a comprehensive and uniform regulatory framework governing many bitcoin trading venues may expose us to market structure risks, fraud, security failures and operational disruptions, which could adversely affect the value and liquidity of our bitcoin holdings; and
•Targeted energy or property regulations and taxes could increase our costs and adversely affect our business.

Risks Related to Our Common Stock

•Our stock price is volatile and subject to significant fluctuations;
•The issuance, conversion, or exercise of convertible notes and other convertible securities, options, and warrants will dilute our stockholders’ ownership;
•Uncertainty in accounting standards for bitcoin and other cryptocurrencies may lead to financial restatements and business disruptions;
•Our ongoing at-the-market stock issuances contribute to stockholder dilution; and
•The sale or availability of a substantial number of shares of our common stock may negatively impact our stock price.

Risks Related to Our Business

Bitcoin price volatility may affect our ability to effectively manage our growth plans and profitability.

The market price of bitcoin is extremely volatile, and in fiscal year 2025 the price range of bitcoin was between approximately $76,000 and $126,000. The cost to mine a bitcoin is independent of the then current price of bitcoin, so when bitcoin prices are low, the cost per coin to mine may consume much of our available cash, limiting our ability to invest in expansion, upgrade mining equipment and infrastructure or fund other strategic initiatives. Additionally, because our revenue is primarily derived from mining bitcoin, our profitability fluctuates in direct correlation with bitcoin price movements. A decrease in bitcoin’s price results in a corresponding decrease in the value of the bitcoin we mine, reducing our revenues and profitability on a dollar-for-dollar basis. Given the volatility of bitcoin prices, we are unable to accurately predict our future growth trajectory or reliably forecast our revenue and profitability for any given reporting period. Our ability to expand our operations depends on our assumptions regarding bitcoin’s future price. If those assumptions are incorrect, and bitcoin prices fail to reach or sustain levels high enough to justify our capital expenditures, we may be unable to generate sufficient revenue to achieve profitability or execute our growth strategy, which could materially and adversely impact our business, financial condition and results of operations.

Our bitcoin holdings expose us to market volatility and liquidity risks.

Historically, we have held bitcoin purchased or produced from our mining operations. As a result, we currently hold a substantial amount of bitcoin, and our financial condition is highly dependent on the market price of bitcoin. The market price of bitcoin has historically been volatile and subject to fluctuations due to regulatory developments, macroeconomic conditions, technological advancements, security incidents, market speculation and adoption trends.

If the price of bitcoin declines significantly or remains low for an extended period, the value of our holdings could decrease materially, affecting our balance sheet and liquidity. Since we currently do not generate significant revenue from other business activities, a prolonged downturn in bitcoin’s price could make it difficult to cover operational expenses, service debt or fund strategic initiatives. In particular, we have multiple series of outstanding convertible senior notes, including two series with put rights exercisable in 2027, which could require us to repurchase such notes for cash prior to their stated maturity. If noteholders elect to exercise these put rights, we would be required to deploy significant cash resources at that time. In such circumstances, or in the event of other liquidity needs, adverse market conditions or financial pressures, we may need to sell a portion or all of our bitcoin holdings to meet our obligations.

Any such sales could occur at times when market prices are unfavorable and could result in realized losses, including sales at prices below the carrying value reflected on our balance sheet, which would adversely affect our financial condition and results of operations. Additionally, our ability to monetize our bitcoin holdings may be constrained by market volatility, limited liquidity or regulatory restrictions. Any of these factors could adversely affect our financial stability and business prospects. While we believe our bitcoin holdings may create long-term value, there is no guarantee that they will generate the returns we expect or that we will be able to meet our obligations, including under our outstanding convertible notes, without negatively impacting our financial condition.

We may experience liquidity constraints and need additional capital, which may not be available to us on favorable terms, or at all.

Liquidity risk is the possibility that we will be unable to meet our financial obligations as they come due. To manage this risk, we use a planning and budgeting process to estimate the funds needed for ongoing operations and growth initiatives. In 2025, we settled our obligations using cash, cash equivalents, proceeds from the sale of bitcoin we produced, net proceeds from our offerings of convertible notes and stock sales pursuant to our at-the-market offerings. Additionally, in March 2025, we secured a $150.0 million line of credit, which increased the aggregate capacity under our bitcoin-collateralized lines of credit to $350.0 million as of December 31, 2025. If bitcoin’s price drops significantly, we may face margin calls on our borrowings, requiring us to post additional collateral or risk liquidation of collateralized bitcoin.

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

Regulatory, commercial, and technical uncertainties may influence bitcoin prices.

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

•public perception and media coverage of bitcoin and other digital assets;
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

Our bitcoin lending and other digital asset management activities expose us to credit, market, liquidity and operational risks, and a material portion of our bitcoin holdings is subject to these risks.

We generate income through bitcoin lending arrangements. As of December 31, 2025, approximately 9,377 bitcoin were loaned to third parties under such arrangements, representing a material portion of our total bitcoin holdings. Lending bitcoin involves significant counterparty credit risk, particularly in a highly volatile market. Our lending counterparties are not rated by nationally recognized statistical rating organizations and are not investment-grade institutions. Although we conduct internal credit evaluations and monitoring, these processes may not accurately assess a counterparty’s financial condition or ability to perform its obligations.

Borrowers may fail to repay their loans due to market downturns, liquidity constraints, fraud, operational failures or other financial challenges. Because our bitcoin loans are generally unsecured, they would rank subordinate to secured indebtedness if a borrower became insolvent. In the event of a default, bankruptcy or other adverse event affecting a counterparty, we may be unable to recover a portion or all of the loaned bitcoin, which could result in substantial losses and materially and adversely affect our financial condition and results of operations.

Additionally, digital asset lending activities are vulnerable to operational and cybersecurity risks. Technical failures, software bugs or system outages could disrupt lending activities, cause transaction errors or result in inaccurate record-keeping. Cybersecurity threats, including hacking, phishing, social engineering and other malicious attacks, pose further risks, potentially leading to the loss, theft or misappropriation of our loaned bitcoin. A successful cyberattack or security breach involving our loaned bitcoin could materially and adversely impact our financial position, reputation and ability to conduct future lending activities.

During periods of market stress and extreme volatility, we may be unable to timely liquidate or hedge our bitcoin or related positions, and exchange-driven liquidations or auto-deleveraging could materially and adversely affect our liquidity, results of operations and financial condition.

Our business model depends, in part, on our ability to sell bitcoin to fund operating expenses and capital investments and, as applicable, to manage risk through trading and hedging activities. In stressed markets, the ability to execute routine spot sales, reduce positions, or hedge exposure can be impaired by exchange outages, degraded market quality, fragmented liquidity, or exchange risk controls that limit trading. Periods of acute volatility can cause order books to thin rapidly as market makers withdraw, spreads widen, and prices dislocate across venues. At the same time, certain centralized exchanges may experience interface failures, throttling of order intake, rejection of “reduce-only” or risk reducing orders, delayed deposits and withdrawals, and other infrastructure constraints. In these conditions, we may be unable to sell bitcoin or adjust hedges at intended sizes or prices, or at all, precisely when we need liquidity most.

Recent market events highlight these risks. In October 2025, a widespread “flash crash” in digital asset markets reportedly resulted in more than $19 billion of leveraged positions being liquidated over a brief period, with significant price dislocations, liquidity gaps, exchange outages, and the activation of auto-deleveraging (“ADL”) mechanisms and insurance funds across multiple trading venues. Participants reported order rejections, forced liquidations at prices disconnected from prevailing market levels, and constraints that prevented risk-reducing trades. When exchanges deploy ADL or similar controls, profitable or hedged positions can be forcibly closed, sometimes at disadvantageous prices, and without the ability to hedge the resulting exposure. These dynamics can amplify volatility and further diminish the ability of market participants to obtain liquidity during stress.

If we are unable to sell bitcoin, unwind positions, or establish or maintain hedges during such periods, our liquidity could be adversely affected and our exposure to further price movements could increase. Our reliance on third-party exchanges and intermediaries and the concentration of liquidity in a limited number of venues may further limit our ability to respond quickly to market stress. Any of the foregoing could materially and adversely affect our results of operations, cash flows and financial condition, including by increasing realized losses, delaying planned sales of bitcoin, or reducing our capacity to fund operating or capital needs.

Significant disruptions in the cryptocurrency markets could materially impair the value of our mining rigs, and prolonged low bitcoin prices could force us to idle mining rigs.

Major disruptions in the cryptocurrency market could significantly impact the value of our mining equipment. For example, in the fourth quarter of 2025 and the first quarter of 2026, bitcoin’s price fell from approximately $126,000 to a low of approximately $60,000. This decline caused a material reduction in the fair value of our mining rigs. A worsening or prolonging of the current market downturn, or similar market downturns in the future, could force us to record further impairments on our current and future assets, which could negatively impact our financial condition.

Our ability to operate profitably depends heavily on bitcoin prices. If bitcoin’s price drops and remains low for an extended period, we may have to consider whether it is financially viable to continue operating certain mining rigs until prices recover. In prior periods of depressed bitcoin prices, we have idled a portion of our mining fleet in order to reduce operating losses and preserve liquidity. There is a theoretical minimum bitcoin price below which Bitcoin mining becomes uneconomical, particularly when operating costs exceed mining revenue. However, determining this threshold is complex due to the constantly changing variables involved. We operate multiple mining sites with different hosting and electricity costs, each governed by separate contract structures. If market conditions make mining unprofitable across multiple sites, we may need to shut down or scale back operations, which could reduce our revenues and negatively impact our financial performance.

Prolonged power and internet outages, shortages or capacity constraints could harm our business.

Our mining, AI and HPC operations rely on a significant amount of electricity and high-speed internet access. The success of any current or future mining, AI or HPC site depends on securing sufficient, cost-effective power. We operate across a mix of fully owned campuses, leased properties, and active hosting agreements, each with unique power arrangements. If we are unable to obtain adequate electricity or experience prolonged internet outages, we may be forced to scale back or shut down operations.

Geopolitical events, including the war in Ukraine and high inflation, have driven up global energy prices. If power costs continue to rise, our ability to mine Bitcoin or process AI inference profitably could be severely impacted. At times of high energy prices or shortages, we may voluntarily reduce power consumption or be required to do so under agreements with power providers. In some cases, power providers or government entities may restrict or prohibit electricity use for mining, AI or HPC operations, further limiting our ability to generate bitcoin and provide AI compute.

As we expand to new sites, competition for locations with affordable power could intensify. Any limitations on power access could materially and adversely affect our business, financial performance and future growth.

We face risks related to technological obsolescence, vulnerability of the global supply chain for cryptocurrency, AI and HPC hardware, potential trade restrictions and difficulty in obtaining new hardware, which may have a material adverse effect on our business.

Bitcoin mining, AI and HPC hardware experiences wear and tear over time, requiring periodic repairs or replacement to maintain efficiency. Additionally, as mining, AI and HPC technology evolves, we must invest in newer, more efficient equipment to remain competitive, which requires significant capital expenditures.

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

In addition, officials of the U.S. Customs and Border Protection agency (“CBP”) have broad discretion regarding products imported into the United States, and the CBP has on occasion detained or seized imported miners and other equipment necessary to the operation of our miners, which has resulted in significant costs to us. If our imported mining, AI or HPC equipment is detained or seized in the future, we may not be able to obtain adequate replacement parts for our existing miners and other equipment or obtain additional miners or AI and HPC hardware and other equipment from manufacturers on a timely basis or at all, which could have a material adverse effect on our results of operations and financial condition.

The markets in which we participate are highly competitive, and as we enter new markets, we are competing against companies with greater resources and capitalization.

We compete in the highly competitive market for certain operational aspects of our Bitcoin mining business, including, but not limited to, the acquisition of new miners, obtaining low-cost electricity, obtaining clean energy sources, obtaining access to energy sites with reliable sources of power and evaluating new technology developments in the industry. Evolving industry standards, rapid price changes and product obsolescence impact the market and its various participants, including us. Our competitors include many domestic and foreign companies, many of which have substantially greater financial, marketing, personnel and other resources than we do, which may cause us to be at a competitive disadvantage. The success of our Bitcoin mining business will be dependent upon our ability to purchase additional miners, adapt to changes in technology in the industry, and to obtain sufficient energy at reasonable prices, amongst other things.

As we enter the HPC and AI services market, we face significant competition, which may adversely affect the occupancy and rental rates of our data centers. We now compete with numerous AI inference providers globally, including established data center operators, hyperscale cloud providers and specialized AI infrastructure companies. Some of our competitors and potential competitors have significant advantages over us, including greater scale, established customer relationships, technical expertise, vertically integrated platforms and more ready access to capital, which allows them to respond more quickly to new or changing market opportunities. Our growth depends in part on external sources of capital, which are outside of our control.

In addition, our ability to successfully develop and lease data center capacity through our strategic relationship with Starwood depends on, among other things, the procurement of creditworthy hyperscaler or enterprise tenants on commercially acceptable terms. If Starwood is unable to secure suitable tenants, obtain necessary power or permits, or otherwise execute development plans on expected timelines, our entry into the HPC and AI market could be delayed or fail to achieve anticipated returns. Further, following our acquisition of a majority stake in Exaion, our ability to generate revenue from HPC and AI services depends on customer adoption of our offerings, successful technical integration of compute resources and software platforms, and the performance, reliability and scalability of the underlying infrastructure. If our infrastructure does not meet customers’ performance requirements, if we experience service interruptions or reliability issues, or if customer demand does not scale as anticipated, utilization rates at our facilities could be lower than expected. Any failure to attract sufficient demand, deliver consistent performance, or scale these initiatives effectively could adversely affect our data center revenues, margins and overall growth strategy.

Our Strategic Agreement with Starwood subjects us to significant development, execution, financing and counterparty risks, and we may not realize the anticipated benefits of the transaction.

In February 2026, our wholly owned subsidiary entered into a Strategic Agreement with Starwood to develop, lease and market a specified list of our existing U.S. bitcoin mining data centers (excluding properties held in existing third-party joint ventures). The arrangement contemplates the achievement of specified triggers, such as the procurement of an executable lease with a qualifying hyperscaler tenant, followed by an election by each party whether to proceed with development. A decision is required within 24 months after closing (subject to a potential 12-month extension if Starwood is engaged in active bona fide negotiations with at least one hyperscaler tenant), even if the specified triggers have not been achieved, and Starwood may determine at any time that development of a property is not commercially feasible. There can be no assurance that required milestones will be achieved within the contemplated timeframes, on acceptable terms, or at all.

The development of large-scale data centers for hyperscaler tenants is complex and subject to numerous contingencies, including securing adequate and timely power arrangements, obtaining required governmental permits and approvals, satisfying regulatory requirements, finalizing design and engineering specifications, and negotiating and executing long-term leases with creditworthy tenants. Delays resulting from regulatory review, power interconnection queues, supply chain constraints, labor shortages, market volatility or prolonged tenant negotiations could cause projects to be deferred or abandoned. Because the agreement requires development decisions within defined time periods, we may be required to make significant capital allocation determinations under time constraints and with incomplete information, which could lead to investment decisions that do not produce the returns we expect.

If both parties elect to proceed with respect to a property, it will be contributed to a newly formed joint venture in which we will hold between 10 and 50 percent of the equity interests, and Starwood will serve as managing member with authority over day-to-day development and operations, subject to certain approval rights held by us. As a result, we may have limited ability to control the timing, scope, financing, development strategy, operational decisions or disposition of joint venture assets, and disagreements with Starwood could adversely affect project execution. Starwood will have the right to make capital calls to fund development and operating costs, which may be significant and unpredictable. If we are unable or unwilling to fund required capital contributions when due, we may be subject to dilution of our ownership interest, the loss or reduction of governance or economic rights, the subordination of our interests, forced sales of our interests at unfavorable prices, or other adverse consequences under the applicable joint venture agreements, any of which could reduce our expected returns and negatively affect our liquidity and capital allocation flexibility.

If Starwood elects to proceed with development of a property after procuring a qualifying lease and we elect not to proceed, we will be required to sell our rights to the powered land at the applicable asset to Starwood, which could require us to dispose of valuable property interests at a time or on terms that we would not otherwise choose. In addition, following a specified lock-out period, either party may have the right to force the sale of a joint venture property, subject to a right of first offer in favor of the other party. The exercise of such rights could result in asset dispositions at times that do not align with our preferred investment horizon or prevailing market conditions. Moreover, although we expect either to continue our Bitcoin mining operations at applicable properties pursuant to a rent-free lease or to be compensated to relocate, development activities or relocation could result in operational disruptions, downtime, increased costs or loss of mining capacity. As a result of these and other factors, the Strategic Agreement may not achieve its intended objectives and could have a material adverse effect on our business, financial condition and results of operations.

Our acquisition of Exaion exposes us to risks associated with international operations and the possibility of post-closing challenges to the transaction.

In February 2026, we consummated the acquisition of digital infrastructure provider Exaion, which is headquartered in France, from its French state-owned parent company. As a result of this acquisition, we have expanded our operations outside of the United States and are subject to risks inherent in conducting business in a foreign jurisdiction. Operating in France subjects us to additional legal, regulatory, tax, labor and compliance requirements that differ from those in the United States and that may be more complex, restrictive or costly to comply with. These include, among others, French and European Union laws and regulations relating to anti-corruption, anti-bribery, data protection, labor and employment, environmental matters, corporate governance and financial reporting. Failure to comply with applicable laws and regulations could result in fines, penalties, operational restrictions, reputational harm or other adverse consequences.

The acquisition of Exaion also presents operational and integration risks. We may encounter difficulties integrating Exaion’s business, systems, personnel and internal controls into our existing operations, and we may incur unanticipated costs or liabilities. If we are unable to successfully integrate Exaion or effectively manage the risks associated with our expanded international operations, our business, financial condition and results of operations could be adversely affected. Moreover, given that Exaion was wholly owned by a French state-owned company and operates in a sensitive sector, the acquisition has been the subject of some political opposition within France. Consequently, we may face continued political opposition in operating the company, which could negatively affect our operating results, as well as efforts to cause French regulators to unwind the acquisition, which, if successful, would deprive us of the benefits of the acquisition and could adversely affect our business, financial condition and results of operations.

Our expansion into AI and HPC may divert resources from our core Bitcoin mining operations, limit our power capacity for mining, and introduce operational complexity.

While we intend to continue our Bitcoin mining operations, the allocation of resources to support AI and HPC development may reduce the capital, personnel, infrastructure and power capacity available for our mining business. In particular, the diversion of power capacity to AI and HPC workloads may limit our ability to deploy that power for Bitcoin mining, which is a highly competitive and capital-intensive industry. As a result, we may be unable to expand our deployed hashrate at the pace of our competitors, potentially diminishing our market share and profitability. Expanding into AI and HPC may also increase operational complexity and place additional demands on our management, technical and support teams, which could negatively affect our overall performance, strategic execution and profitability.

Our business expansion into the AI and HPC industry may be capital intensive and could affect our liquidity, results of operations and financial condition.

Our expansion into the AI and HPC industry is expected to increase capital intensity and shift the timing of cash inflows relative to capital outlays. AI and HPC data centers require substantial up-front capital expenditures, which may temporarily reduce liquidity.

This business expansion introduces uncertainties that could impact our liquidity and capital resources. Increased capital expenditure requirements for new AI, HPC and data center infrastructure projects may accelerate cash deployment and increase short-term liquidity needs. The timing of cash inflows may shift, as hosting and leasing revenues generally materialize after construction completion and customer onboarding, resulting in a lag between capital investment and revenue realization. We may need to seek additional financing through debt, equity, or infrastructure-oriented funding to meet project-scale capital demands or to preserve bitcoin holdings during periods of market volatility.

Our AI and HPC business strategy may not perform as planned.

We believe the potential for AI and HPC infrastructure complements our current business model with expected stable, long-term and high margin revenue. However, the success of our AI and HPC hosting strategy may not develop as anticipated and may be affected by factors such as the reliability and timing of power supply, supply chain disruption (including local labor availability), the implementation of new tariffs and more restrictive trade regulations and changes in in-house specialized expertise to manage the business. A failure to successfully implement our AI and HPC business strategy may adversely affect our business, prospects, or operations.

Intellectual property disputes related to digital asset technology could threaten our ability to operate.

The legal landscape for digital assets remains uncertain, and third parties may assert intellectual property claims related to blockchain technology, digital asset transactions, mining processes or source code. For example, in May 2025, Malikie Innovations Ltd., a non-practicing entity, filed a lawsuit against us in the United States District Court for the Western District of Texas alleging that our Bitcoin mining operations infringe certain patents relating to cryptographic technologies used in the Bitcoin network. We have filed motions to dismiss certain claims, petitions for ex parte reexamination of the asserted patents with the United States Patent and Trademark Office, and a motion to stay the litigation pending the outcome of those reexaminations. The litigation remains ongoing.

Any intellectual property litigation, regardless of its merit, may be costly and time-consuming to defend, divert management’s attention and resources, and create uncertainty regarding our operations. If a court were to uphold an intellectual property claim against us, we could be required to pay substantial damages, enter into costly licensing arrangements, modify or discontinue certain operations, or be subject to injunctive relief. Adverse outcomes in this or similar proceedings could materially impact our business, results of operations and financial condition and may also reduce investor confidence in our business or in the broader digital asset ecosystem.

We have engaged in, and may continue to engage in, strategic acquisitions and other transactions that could disrupt our business, dilute our stockholders, strain our financial resources and harm our operating results.

As part of our growth strategy, we have pursued strategic transactions, including acquiring companies, miners and data centers. In the future, we may seek additional opportunities to expand our mining, AI and HPC operations or extend into new business lines, including by purchasing miners, data centers and other facilities, potentially from companies in financial distress. Our ability to grow through acquisitions depends on several factors, including the availability of suitable opportunities at acceptable costs, our ability to compete effectively to attract those opportunities and access to financing.

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

Further, we may not be able to pursue our current acquisition strategy in the future. Beyond Bitcoin mining, AI and HPC and related acquisitions, we have explored, and may continue to explore, opportunities in adjacent or complementary businesses as market conditions allow. These ventures may carry similar risks, including operational and financial challenges, and there is no guarantee they will provide the expected benefits in a timely manner, if at all.

Loss of access to our private keys or data could result in a permanent loss of our digital assets.

Digital assets are controllable only by the possessor of both the unique public key and private key relating to the local or online digital wallet which holds the digital assets. We are required by the operators of digital asset networks to publish the public key relating to a digital wallet in use once we first verify a spending transaction from that digital wallet and broadcast such information into the respective network. We safeguard the private keys relating to our digital assets by relying on custody providers. To the extent a private key is lost, destroyed or otherwise compromised and no backup of the private key is accessible, we would be unable to access the digital assets, and the private key would not be capable of being restored by the respective digital asset network. Any loss of private keys relating to digital wallets used to store our digital assets could adversely affect an investment in our securities.

Cybersecurity threats, including hacking and malware, could result in loss of digital assets, reputational damage, and business disruptions.

The digital asset industry is a frequent target for cyberattacks, including:

•unauthorized access to systems and data;
•intentional corruption, destruction, or loss of digital assets; and
•social engineering attacks targeting employees.

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

Further, in the event of a security breach, we may suffer damage to our key systems and experience interruption in our services, loss of ability to control or operate our equipment or loss of critical data that could interrupt our operations. Such potential consequences of a security breach may adversely impact our reputation and brand and expose us to increased risk of governmental and regulatory investigation and enforcement actions, private litigation and other liability, any of which could adversely affect our business.

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

Noise generated by our mining, AI and HPC operations poses regulatory, legal, operational and reputational risks.

Our mining, AI and HPC operations involve the use of a large number of high-powered machines and cooling systems that generate substantial noise. This noise poses risks to our business, including community complaints, reputational damage, litigation risk, regulatory risk, operational constraints, increased costs and opposition to expansion. These risks could lead to fines or penalties imposed by local governments, requirements to implement costly noise mitigation measures, restrictions on our operating hours, reduction of scale of our operations, stricter noise control regulations on our operations, potential shutdown of data centers that cannot meet local noise regulations, damages resulting from lawsuits and difficulty obtaining necessary permits and approvals for expanding existing data centers or establishing new site operations. These risks may negatively affect our financial condition and results of operations.

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

Bitcoin and other digital assets are part of a newer and rapidly evolving industry. The long-term growth and viability of digital assets depend on multiple factors, including:

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

As our operations grow, including through the expansion into new markets, the administrative demands and scaling demands upon us will grow, and our success will depend upon our ability to meet those demands. Our operations require certain financial, managerial and other resources, which could create challenges to our ability to successfully manage our subsidiaries and operations and impact our ability to assure compliance with our policies, practices and procedures. These demands include, but are not limited to, increased executive, technical, operations, accounting, legal, staff support and general office services. We may need to hire additional qualified personnel, including contractors, to meet these demands, the cost and quality of which are dependent in part upon market factors outside of our control. Further, we will need to effectively manage the training and growth of our staff to maintain an efficient and effective workforce, and our failure to do so could adversely affect our business and operating results.

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

A 51% attack could occur through several mechanisms, including large-scale mining operations, through which a single entity invests in expansive mining facilities with enough computing power to control the majority of the network; mining pool dominance, in which a mining pool becomes so large that it collectively controls more than 50% of the network’s hashrate; or botnet-based attacks, in which botnets (volunteers or hacked collections of computers controlled by networked software coordinating the actions of the computers) are used to hijack computing resources and direct them toward mining, effectively amassing enough power to launch an attack.

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

Risks Related to Regulatory, Political and Macroeconomic Conditions

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

Regulatory bodies, including the SEC, CFTC, federal energy regulators, and other financial oversight agencies, frequently modify and reinterpret existing rules, leading to inconsistencies across jurisdictions. As a result, we must exercise judgment in determining how certain laws apply to our operations, and regulators may not always agree with our interpretations. If we are found to be in violation of any applicable laws, rules or policies, we could face significant fines, license revocations, product or service restrictions, reputational damage, and other regulatory consequences that could materially impact our business.

Additionally, failures of major cryptocurrency trading platforms and lenders, such as FTX Trading Ltd., Celsius Network LLC, Voyager Digital, and Three Arrows Capital, have intensified calls for stricter oversight of the cryptocurrency economy. In response, legislative and regulatory bodies in the U.S. and abroad are actively considering new regulations that could affect our operations. Increased scrutiny and regulatory actions may subject us to audits, examinations, investigations, and enforcement proceedings that could disrupt our business and increase compliance costs

Given the unpredictable nature of cryptocurrency regulation and enforcement, any adverse regulatory developments, whether through new laws, changing interpretations, or enforcement actions, could negatively impact our reputation, business operations, financial condition, and ability to offer competitive products and services.

If bitcoin were determined to be a security, we could be subject to additional regulation, which could result in significant compliance costs and operational limitations.

Although bitcoin is currently widely regarded as a commodity and is regulated as such by the Commodity Futures Trading Commission, future legislative, regulatory or judicial developments could alter its legal classification. If bitcoin were determined to constitute a “security” under the Securities Act of 1933, as amended (the “Securities Act”) or other federal securities laws, our activities involving bitcoin, including mining, holding and disposition, could become subject to additional regulatory requirements.

Such a determination could affect the operation of bitcoin trading platforms, custodians and other market participants on which we rely, and could impose new compliance obligations on us. In addition, if bitcoin were deemed to be a security and we were determined to be engaged primarily in the business of investing, reinvesting or trading in securities, or if we were deemed to hold “investment securities” in excess of applicable thresholds, we could be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), unless an exclusion were available. Registration under the Investment Company Act would subject us to substantial regulation and compliance requirements, which could materially increase our operating costs and restrict our business activities.

State securities regulators may also take positions regarding the classification of digital assets under state law that differ from federal interpretations, which could subject us to additional regulatory requirements.

Any such regulatory developments could require us to incur significant compliance costs, restructure aspects of our operations, or limit certain activities, any of which could materially and adversely affect our business, financial condition and results of operations.

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

The U.S. political and economic environment could materially impact our business operations and financial performance, and uncertainty surrounding the potential legal, regulatory and policy changes by the U.S. presidential administration may directly affect us and the global economy.

Changes in U.S. political leadership and economic policies may create uncertainty that materially affects our business and financial performance. Shifts in legal, regulatory, and trade policies could disrupt our operations and long-term strategy. For example, if the U.S. government establishes a strategic bitcoin reserve, large-scale purchases could create price volatility or artificial price suppression, making our mining operations less profitable. Conversely, slow or no action in creating such a reserve could limit institutional adoption and negatively impact bitcoin’s value, which could also harm our financial condition. Additionally, increased government influence over the Bitcoin network could affect mining difficulty, transaction processing, and other technical aspects, further impacting our business.

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

Expanding our business internationally subjects us to the political, legal, and fiscal instability of different countries. Governments may enact policies that disrupt our operations, such as forced divestment, expropriation of assets, contract cancellations, additional taxes, or regulatory changes that increase our compliance burden. These actions could have a material adverse effect on our earnings, cash flow, and financial stability. For example, following our acquisition of a majority stake in Exaion, which is headquartered in France and was formerly owned by a French state-controlled entity, we are exposed to risks associated with operating in the European Union and may face political scrutiny, regulatory intervention or efforts to revisit or challenge the transaction.

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

Changing environmental regulations and public energy policies could increase our costs and threaten our Bitcoin mining, AI or HPC operations.

Bitcoin mining and AI inference require substantial energy consumption, and our ability to operate profitably depends on securing electricity at competitive rates. Our strategic expansion plans rely on assumptions about current energy regulations and policies. If new environmental or energy regulations are enacted, or if existing ones change, we may face increased costs or operational limitations that could impact our business model.

The lack of consistent climate legislation creates uncertainty for our industry, and the high energy usage of our industry makes it a potential target for future regulations. New laws could impose higher energy costs, require additional capital investments, mandate environmental monitoring, or impose other compliance burdens. Additionally, Bitcoin miners in Texas have recently been required to disclose extensive information about their energy usage to the U.S. Energy Information Administration, which could lead to negative public perception and further regulatory scrutiny.

The ongoing debate over climate change policies adds further uncertainty to our financial outlook. Even without regulatory changes, negative publicity regarding the environmental impact of Bitcoin mining, AI inference or HPC could damage our reputation and affect our financial condition.

Our interactions with the Bitcoin network may expose us to transactions with sanctioned individuals, leading to regulatory penalties and reputational harm.

The Office of Financial Assets Control (“OFAC”) of the U.S. Department of Treasury requires us to comply with its sanction program and not conduct business with persons named on its Specially Designated Nationals (“SDN”) list. However, because of the pseudonymous nature of blockchain transactions, we may inadvertently and without our knowledge engage in transactions with persons named on OFAC’s SDN list. Our policies prohibit any transactions with such SDN individuals, and we take commercially reasonable steps to avoid such transactions, but we may not be adequately capable of determining the ultimate identity of the individual with whom we transact when selling cryptocurrency assets. Moreover, there is a risk that some bad actors will continue to attempt to use cryptocurrencies, including bitcoin, as a potential means of avoiding federally imposed sanctions, such as those imposed in connection with the Russian invasion of Ukraine.

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

The lack of a comprehensive and uniform regulatory framework governing many bitcoin trading venues may expose us to market structure risks, fraud, security failures and operational disruptions, which could adversely affect the value and liquidity of our bitcoin holdings.

Bitcoin trading venues operate under varying regulatory regimes, and in some jurisdictions may be subject to limited oversight, inconsistent disclosure requirements or evolving regulatory standards. Governance, transparency, internal controls and risk management practices differ significantly across trading platforms. As a result, confidence in bitcoin markets could decline if prominent exchanges experience fraud, insolvency, cybersecurity incidents, operational failures or government-imposed restrictions.

Disruptions affecting major trading venues could impair market liquidity, fragment price discovery, widen bid-ask spreads and increase volatility. The closure or restriction of key trading platforms could limit our ability to sell bitcoin at desired times or prices, particularly during periods of market stress. In addition, if investors perceive our common stock as closely linked to the value of bitcoin, instability in bitcoin markets could adversely affect the market price of our common stock.

Targeted energy or property regulations and taxes could increase our costs and adversely affect our business.

Bitcoin mining and AI inference require significant energy consumption, and our operations could be negatively impacted by government regulations or taxes specifically targeting energy usage in digital asset mining, AI or HPC. Federal, state or local authorities may impose restrictions on energy consumption, mandate the use of renewable energy sources or implement higher electricity rates for mining, AI or HPC operations, increasing our operating costs. Additionally, governments may introduce taxes on energy usage or carbon emissions that disproportionately affect Bitcoin miners or AI inference providers, further reducing our profitability. If regulatory or tax burdens make mining or AI inference economically unviable in certain jurisdictions, we may be forced to relocate operations, secure alternative power sources at higher costs or scale back our Bitcoin mining, AI or HPC activities, all of which could materially and adversely affect our business, financial condition, and results of operations.

Moreover, our Bitcoin mining, AI or HPC operations may be negatively impacted by new land use and property laws, regulations or taxes enacted by state or local governments. Governmental authorities have and may continue to pursue and implement legislation and regulation that seeks to limit greenhouse gas emissions and noise generated by our facilities, which could adversely affect our ability to source electricity, mine Bitcoin or provide AI inference in a potentially material manner.

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

Companies across many industries are facing increasing scrutiny related to their ESG practices. Investor advocacy groups, certain institutional investors, investment funds and other influential investors are also increasingly focused on ESG practices and in recent years have placed increasing importance on the non-financial impacts of their investments. Conversely, so-called “anti-ESG” and “anti-DEI” sentiment has also gained momentum across the United States, with several state and federal authorities having enacted or proposed “anti-ESG” policies or legislation, issued executive orders and legal opinions and engaged in related investigations and litigation. If our policies or practices are viewed as being in contradiction of such “anti-ESG” or “anti-DEI” policies, legislation, executive orders or legal opinions, our reputation may be harmed and our business or financial condition may be adversely affected.

The SEC adopted a rule that requires climate disclosures in periodic and other filings with the SEC covering fiscal years beginning in 2025, which rule has been stayed pending ongoing litigation regarding the rule’s enforceability. To comply with this SEC rule, if the rule goes into effect in its current form, we will be required to establish additional internal controls, engage additional consultants and incur additional costs related to evaluating, managing and reporting on our environmental impact and climate-related risks and opportunities. If we fail to implement sufficient oversight or accurately capture and disclose on environmental matters, our reputation, business, operating results and financial condition may be materially adversely affected. Furthermore, increased public awareness and concern regarding environmental risks, including global climate change, may result in increased public scrutiny of our business and our industry, and our management team may divert significant time and energy away from our operations and towards responding to such scrutiny.

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

Risks Related to Our Common Stock

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
•loss of strategic relationships;
•regulatory developments; and
•broader economic and external factors.

Further, securities markets have historically experienced substantial price and volume fluctuations unrelated to any specific company’s performance. Such market fluctuations could materially and adversely affect the market price of our common stock.

Additionally, the market price and trading volume of our common stock may be affected by our inclusion in, or exclusion from, major stock market indices or investment benchmarks. Index providers periodically review the composition of their indices and may change eligibility criteria, including criteria relating to industry classification, business model or asset composition. If we are removed from an index or become ineligible for inclusion in certain indices or investment strategies, index funds, exchange-traded funds and other investment vehicles that track such indices may be required to sell our shares. Such sales could increase volatility, reduce liquidity and adversely affect the market price of our common stock.

The issuance, conversion, or exercise of convertible notes and other convertible securities, options, and warrants will dilute our stockholders’ ownership.

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

Our ongoing at-the-market stock issuances contribute to stockholder dilution.

Our at-the-market (“ATM”) offerings have contributed to dilution, and if we continue selling shares through future ATM offerings, stockholders will experience further dilution. Additionally, to the extent we continue to hold bitcoin on our balance sheet, we may need to increase stock issuances through ATM offerings to fund operations, exacerbating dilution concerns. Investors should be aware that continued stock issuances may negatively impact the value of their holdings.

The sale or availability of a substantial number of shares of our common stock may negatively impact our stock price.

If a significant number of our stockholders sell shares in the public market, including following the expiration of statutory holding periods or lock-up agreements under Rule 144 of the Securities Act, or after the exercise, conversion or exchange of outstanding warrants or convertible securities, the market price of our common stock could decline. In addition, we have institutional investors and other large holders who own substantial blocks of our common stock or securities convertible into our common stock. Sales, or the perception that such holders may sell large amounts of shares, whether pursuant to registered offerings, at-the-market programs, Rule 144 resales or otherwise, could create significant selling pressure and increase volatility in the trading price of our common stock.

Such actual or anticipated sales may create an “overhang” effect, which could depress our stock price regardless of our operating performance. The presence of an overhang may impair our ability to raise additional capital through equity or equity-linked securities on favorable terms, or at all, which could adversely affect our financial condition and strategic flexibility.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Information Security Program

The mission of our information security organization is to design, implement, and maintain an information security program that seeks to protect our systems, services, and data against unauthorized access, disclosure, modification, damage, and loss. Our information security program is staffed by internal personnel and supported, as needed, by external security and technology specialists. We continue to invest in information security resources to mature, expand, and adapt our capabilities to address evolving cybersecurity risks and threats.

Management of our information security program is led by senior leadership and supported by the Information Security Advisory Team (the “ISAT”), as further detailed under the caption “Cybersecurity Governance” below.

Cybersecurity Risk Management and Strategy

Cybersecurity risk management is an integral component of our overall information security program and is designed to support the ongoing identification, assessment and management of risks to the confidentiality, integrity, and availability of our critical systems, data, and operations.

Our cybersecurity risk management approach is informed by guidance from the National Institute of Standards and Technology (“NIST”) and the Cryptocurrency Security Standard (“CCSS”), which we use as reference points to help identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management activities include:

•Identifying cybersecurity risks that could impact our facilities, third-party vendors and partners, operations, critical systems, information assets, and broader enterprise information technology (“IT”) environment. Risk identification is informed by threat intelligence, current and historical adversarial activity, and industry specific threat trends;

•Assessing cybersecurity risks, including periodic evaluations of control effectiveness and organizational readiness should such risks materialize; and

•Addressing identified risks through risk treatment decisions and, where appropriate, tracking remediation activities through documented action plans, including the use of compensating controls or risk acceptance where warranted.

We periodically engage third-party consultants and service providers to support independent assessments, penetration testing and other security validation activities, as well as to assist with monitoring and incident response capabilities as needed.

Cybersecurity risks are inherent to our business and industry. While we have experienced and may continue to experience cybersecurity threats and incidents, we have not experienced cybersecurity incidents that have materially affected our business strategy, results of operations, or financial condition to date.

Cybersecurity Governance

Our Board of Directors (the “Board”) considers cybersecurity risk as part of its overall risk oversight responsibilities and has delegated primary oversight of cybersecurity and other IT risks to the Board’s Risk and Audit Committee. Management oversight of cybersecurity risk is supported by the ISAT, a cross-functional group that includes leaders from information technology, cybersecurity, finance, legal, internal audit and operations, as well as external advisors as appropriate. The ISAT supports management by advising on cybersecurity risks, controls, and strategic initiatives and by facilitating coordination across the organization.

Day-to-day management of the information security program is led by the Head of Cybersecurity in coordination with information technology leadership. The ISAT meets at least semi-annually, and more frequently as needed, to review cybersecurity risks, program maturity and emerging threats.
The ISAT provides updates to the Risk and Audit Committee regarding cybersecurity matters, and the Risk and Audit Committee receives periodic briefings and continuing education related to cybersecurity risk management. Material cybersecurity incidents and significant cybersecurity risk matters are escalated to the Risk and Audit Committee in accordance with established escalation procedures.

ITEM 2. PROPERTIES

As of December 31, 2025, we leased office space in Hallandale Beach, Florida, which serves as our corporate headquarters. We lease additional office space throughout the United States. To conduct our digital asset operations, we also own and lease land and facilities throughout the United States.

We believe our facilities are appropriately utilized and suitable to meet the requirements of our present and foreseeable future operations to conduct our business. Refer to Part I, Item 1. Business, “Operations” included in this Annual Report for further information, including locations and descriptions of our significant properties, which information is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS

Other than as disclosed under the caption “Contingencies—Legal Proceedings” in Note 18 – Commitments and Contingencies in the notes to our Consolidated Financial Statements included in this Annual Report, we are presently not a party to any material litigation or regulatory proceeding and are not aware of any pending or threatened litigation or regulatory proceeding against us which, individually or in the aggregate, could have a material adverse effect on our business, operating results, financial condition or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently listed on Nasdaq under the symbol “MARA.”

Holders

As of December 31, 2025, there were approximately 43 holders of record of our common stock.

Dividends

We have never paid cash dividends on our capital stock and have no current plans to do so in the foreseeable future.

Performance Graph

The following graph compares a cumulative five-year period from December 31, 2020 to December 31, 2025, of total return for our common stock (MARA), the Nasdaq Composite Index, the S&P 600 Small Cap Index, the Russell 2000 and our self-constructed Peer Group Index assuming an aggregate initial investment in each of $100 on December 31, 2020. As of December 31, 2025, we changed industry indexes from the S&P 600 Small Cap Index to the Russell 2000, as we believe the market capitalization of companies in the Russell 2000 Index more closely align with our Company. Such returns are based on historical results and are not intended to suggest future performance.

Our self-constructed Peer Group Index consists of members of our peer group with available publicly traded market data as of, and subsequent to, December 31, 2020, and consists of: Bitfarms Ltd. (BITF), CleanSpark, Inc. (CLSK), HIVE Digital Technologies Ltd. (HIVE) and Riot Platforms, Inc. (RIOT).

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

BUSINESS OVERVIEW AND TRENDS

MARA is an energy and digital infrastructure company that leverages Bitcoin mining and artificial intelligence (“AI”) compute to monetize excess energy and underutilized power and optimize power management across its operations. We are focused on two key priorities: strategically growing by shifting our model toward low-cost energy with more efficient capital deployment and working to develop and deploy a full suite of solutions for data centers and edge inference, including energy management and load balancing. Our total energy portfolio consists of approximately 1.9 gigawatts (“GW”) of capacity with 18 data centers in North America, the Middle East, Europe, and Latin America. We believe we are one of the world’s largest publicly traded Bitcoin mining companies, with the majority of our production in the United States.

While Bitcoin mining remains the foundation of our platform, we have expanded our footprint in energy generation and are investing in research and development to establish a presence in AI and adjacent markets, creating additional revenue opportunities over the long term. We believe the AI industry is shifting towards inference computing, which requires distributed, low-latency, and energy-efficient infrastructure. To support this shift, we are developing inference-dedicated sites and forging partnerships that reflect our vision. We are also actively exploring power management solutions, including load balancing, to provide services to the variable energy demands of AI inference workloads and international expansion opportunities. We intend to continue deepening our strategy and further reduce energy costs.

HIGHLIGHTS

2025 was a year of continued scale and strategic execution for MARA, as we further expanded our energized hashrate, improved fleet efficiency and deepened our position as an energy and digital infrastructure company. Building on our prior initiatives, we continued to grow our owned and operated sites and deployed capital with discipline while navigating increased volatility driven by changes in bitcoin prices.

Alongside our Bitcoin mining foundation, we are in the process of taking initial steps to extend our platform beyond Bitcoin mining and into AI and high-performance computing (“HPC”) workloads, leveraging our core competencies in energy ownership, flexible load management, and rapid compute deployment.

Acquisitions and Partnerships

•Wind Farm - Hansford County, TX: In February 2025, we acquired a wind farm totaling 240 megawatts (“MW”) of interconnection capacity and 114 megawatts of nameplate wind capacity.

•MPLX: In November 2025, we announced a letter of intent with MPLX LP aimed at expanding our access to lower-cost natural gas and scalable power capacity to support the development of on-site power generation and compute infrastructure. We remain actively engaged in evaluating a transaction structure that aligns with our disciplined capital allocation strategy.

•Meerkat Acquisition - Central Nebraska: Subsequent to year end, in January 2026, we increased our footprint in Nebraska through an acquisition of a 42 MW of total capacity data center adjacent to an existing site, expanding our Nebraska campus by approximately 40%.

•Exaion: Subsequent to year end, in February 2026, we acquired a majority equity interest in Exaion SaS (“Exaion”), a subsidiary of EDF Pulse Ventures, strengthening our position in high-performance computing and secure cloud and AI infrastructure.

•On February 26, 2026, we announced our Strategic Agreement with Starwood, marking an important step toward our AI and HPC initiatives. Under the Strategic Agreement, we will jointly develop, finance and operate AI and HPC infrastructure on select power-rich sites within our existing portfolio.

Digital Assets

•As of December 31, 2025, 28% of our bitcoin holdings had been activated by our digital asset management strategy.

•Under our lending arrangements, a total of 9,377 bitcoin were loaned to counterparties, generating approximately $32.1 million of interest income during the year.

•Historically, we held the bitcoin we produced as a long-term investment. In the second half of 2025, we began selling bitcoin to fund operations. In 2026, we expect to continue to monetize bitcoin opportunistically to enhance our financial flexibility, including to provide liquidity or to fund capital projects and other initiatives that we believe enhance long-term shareholder value, subject to market conditions and our capital allocation priorities.

Capital Resources

•2025 At-the-Market (“ATM”): In March 2025, we commenced a new at-the-market offering program having an aggregate offering price of $2.0 billion. We did not sell any shares through the ATM during the fourth quarter of 2025.

•August 2032 Notes: In July 2025, we issued an aggregate principal amount of $1.0 billion in a 0.0% senior note. Using a portion of the proceeds from the August 2032 Notes, we purchased 860 bitcoin at an average price of $116,117 per bitcoin

TRENDS AND UNCERTAINTIES IMPACTING OUR BUSINESS AND INDUSTRY

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

During the year ended December 31, 2025, we mined 8,799 bitcoin, a decrease of 631 bitcoin, or 7%, from the prior year period. The decrease was primarily due to the result of the April 2024 halving event, an increase in the global hashrate and network difficulty level, the temporary deployment of less efficient miners while damages at our mining site were remediated and power curtailment limitations.

As of December 31, 2025, we owned approximately 490,000 mining rigs globally, including our share of mining rigs from our equity method investee, the ADGM Entity, with an energized hashrate of approximately 66.4 EH/s. To stay competitive, we remain focused on strategically deploying additional mining rigs and scaling our operations, while managing our fleet as it ages along the obsolescence curve. In addition, we continuously evaluate strategic opportunities to support our growth strategy and seek to enhance operational efficiencies by utilizing efficient mining rigs and securing contracts with price protection clauses.

The following table presents our computing power and miner efficiency as of December 31, 2025, 2024 and 2023:

	As of December 31,
	2025	2024	2023
Energized hashrate (1)	66.4	53.2	24.7
Miner efficiency (in joules per terahash) (2)	18.6	19.2	25.0
Total energy capacity (in GW) (3)	1.9	1.7	0.6

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

Bitcoin Value

Our revenues are generally comprised of block rewards earned in bitcoin as a result of successfully solving blocks, and transaction fees earned for verifying transactions in support of the blockchain. After the halving event of April 2024, the current reward for each solved block is equal to 3.125 bitcoin plus transaction fees. The impacts of halving on our results of operations and financial condition may be exacerbated by changes in the market value of bitcoin, which has historically been subject to significant volatility. For example, as of December 31, 2025, the price of a bitcoin was $87,498, compared to $93,354 as of December 31, 2024.

Historically, we have held bitcoin produced from our mining operations or purchased on the open market on our Consolidated Balance Sheets. In 2025, we changed our digital asset management strategy to permit sales of bitcoin generated from operations, and in 2026, we expanded the strategy to allow for sales of bitcoin held on our balance sheet. Accordingly, we may hold bitcoin for long-term investment purposes and may also buy or sell bitcoin from time to time, subject to market conditions and our capital allocation priorities.

As of December 31, 2025, we held approximately 53,822 bitcoin, including 15,315 bitcoin under our digital asset management strategy, on our Consolidated Balance Sheets, with a carrying value of approximately $4.7 billion. The fair value of our bitcoin may be materially impacted as the market value of bitcoin fluctuates. Management believes, given our recent investments, coupled with our relative position and liquidity, we are well-positioned to execute on our long-term growth strategy.

The following table presents our total bitcoin holdings, including bitcoin under our digital asset management strategy, and the fair value per bitcoin:

	Quantity	Fair Value
December 31, 2025	53,822	$87,498
September 30, 2025	52,850	$114,068
June 30, 2025	49,951	$107,173
March 31, 2025	47,531	$82,534
December 31, 2024	44,893	$93,354

Energy Cost

Energy cost is the most significant cost driver for Bitcoin mining and represented 38.5% and 40.8%, as a percentage of our owned mining revenues for the years ended December 31, 2025 and 2024, respectively. This excludes energy costs from third-party hosted sites.

Energy cost can be highly volatile, cyclical and sensitive to geopolitical events and weather conditions or natural disasters, such as weather-related storms and earthquakes, which impact supply and demand for power regionally. All of our owned mining sites and our miners at third-party hosted sites are subject to variable prices and market rate fluctuations with respect to wholesale energy costs. Such costs are governed by various power purchase agreements, and energy prices can change hour to hour and by location. While this renders energy prices less predictable, it also gives us greater ability and flexibility to actively manage the energy we consume with a goal of increasing profitability and energy efficiency. When prices rise or supply is constrained, we may curtail our operations to avoid using power at increased rates. Although we do not receive significant compensation for curtailment, the dispatchable load of our Bitcoin mining operations helps balance the grid and provides electricity to communities when in need. The average price of direct energy we paid for our owned facilities was $0.04 per kilowatt hour (“kWh”) for both years ended December 31, 2025 and 2024.

	Year Ended December 31, (1)
	2025	2024
Owned Facilities Statistics
Purchased energy costs per BTC (2)	$38,956	$29,084

Supplemental Information
Total BTC produced during the period, in whole BTC at owned facilities (3)	4,596	3,375
Average BTC per day, in whole BTC (3)	12.6	9.2
Purchased energy costs per kWh (4)	$0.04	$0.04

(1) We did not own any facilities as of December 31, 2023; therefore, comparisons to December 31, 2023 are not meaningful.

(2) Purchased energy costs per BTC is calculated as the amounts paid to power providers for power consumed divided by the quantity of bitcoin produced during the period related to our owned mining operations. In addition to the impact of the April 2024 halving event, purchased energy costs increased due to broad-based increases in energy costs.

(3) In 2024, the Company scaled its mining operations through acquisitions and deployment of additional infrastructure, resulting in an increase in its share of BTC block rewards. The growth was partially mitigated by the April 2024 halving event.

(4) Purchased energy costs per kWh is calculated using the amounts paid to power providers for power consumed divided by the kWh consumed related to our owned Bitcoin mining operations.

In addition to energy costs incurred at our owned mining sites, third-party hosting and other energy costs remain a significant part of our overall cost structure and are subject to similar volatility and market dynamics. For the years ended December 31, 2025, 2024 and 2023, these costs totaled $292.2 million, $257.3 million and $212.3 million, respectively, reflecting both the expansion of our hosted mining operations and higher variable energy pricing at third-party facilities. Our hosting arrangements typically include energy charges, as well as maintenance and management fees for colocation and operational support. Such hosting arrangements have contractual commitments extending over the next three years and minimum future payments of approximately $461.5 million.

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

As of December 31, 2025, we held a total of 53,822 bitcoin, including 15,315 bitcoin that were loaned or pledged as collateral. As such, approximately 28% of our total holdings were activated through our digital asset management strategy. During the year ended December 31, 2025, we recorded a decrease of approximately $422.2 million in the change in fair value of our bitcoin holdings, primarily due to the significant decline in the market price of bitcoin. In addition, we generated interest income from our bitcoin lending activities and recognized net investment losses from our bitcoin trading activities.

Historically, we held the bitcoin we produced as a long-term investment. In the second half of 2025, we changed our digital asset management strategy to permit sales of bitcoin generated from operations, and in 2026, we expanded the strategy to allow for sales of bitcoin held on our balance sheet. Accordingly, we may hold bitcoin for long-term investment purposes and may also buy or sell bitcoin from time to time, subject to market conditions and our capital allocation priorities.

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

In prior periods, we presented certain bitcoin yield metrics to illustrate trends in the growth of our bitcoin holdings. We no longer present these metrics, as management determined they are no longer meaningful given our decision to sell bitcoin from production to fund operations and our focus on the active management of our digital assets rather than passive bitcoin ownership.

Lending

Beginning in late 2024, we began lending arrangements with various counterparties to generate additional returns on our bitcoin holdings. As of December 31, 2025, we had loaned out a total of 9,377 bitcoin that generated $32.1 million of interest income for the year ended December 31, 2025. We assess the creditworthiness of counterparties prior to lending and reassess periodically. Loaned bitcoin is subject to recall upon short notice.

Trading

During the second quarter of 2025, we entered into a separately managed account (“SMA”) agreement funded with 2,000 bitcoin. For the year ended December 31, 2025, the SMA incurred a net loss of approximately $22.1 million, primarily attributable to trading activities. In December 2025, we terminated the agreement and withdrew the remaining 1,777 bitcoin that had been held and managed.

In addition, our digital asset management strategy includes bitcoin-denominated trades such as options, futures, swaps and spot transactions to generate additional returns on our bitcoin holdings.

Borrowing

As of December 31, 2025, 5,938 bitcoin were pledged as collateral in connection with $350.0 million of outstanding borrowings under the Line of Credit bearing interest rates between 8.85% and 10.5% per annum. Subsequent to year end, we entered into a new $150.0 million line of credit, collateralized by a portion of our bitcoin holdings. Concurrently, we repaid $150.0 million of the total line of credit outstanding balance.

The following tables summarize our capital appreciation and income generated from bitcoin holdings as it relates to our digital asset management strategy:

	Year Ended December 31, 2025
(in thousands)	Treasury	Lending	Trading	Borrowing	Total
Digital Asset Management
Change in fair value of bitcoin (1)	$(301,174)	$(118,352)	$(37,020)	$34,330	$(422,216)
Interest income (2)	—	32,053	—	—	32,053
Investment loss, net (3)	—	—	(32,037)	—	(32,037)
Total	$(301,174)	$(86,299)	$(69,057)	$34,330	$(422,200)

	Year Ended December 31, 2024
(in thousands)	Treasury	Lending	Trading	Borrowing	Total
Digital Asset Management
Change in fair value of bitcoin (1)	$810,902	$184,539	$—	$115,257	$1,110,698
Interest income (2)	—	6,142	—	—	6,142
Investment income, net (3)	—	—	1,712	—	1,712
Total	$810,902	$190,681	$1,712	$115,257	$1,118,552

	Year Ended December 31, 2023
(in thousands)	Treasury	Lending	Trading	Borrowing	Total
Digital Asset Management
Change in fair value of bitcoin (1)	$331,484	$—	$—	$—	$331,484
Investment loss, net (3)	—	—	(17,421)	—	(17,421)
Total	$331,484	$—	$—	$—	$314,063

(1) Change in fair value of bitcoin for the year ended December 31, 2025 was a loss of $422.2 million and includes the “Change in fair value of digital assets” loss of $304.6 million, excluding a loss of $3.5 million related to other digital assets, resulting in a $301.2 million loss attributable to bitcoin, plus the “Change in fair value of digital assets - receivable, net” loss of $121.0 million. For the year ended December 31, 2024, change in fair value of bitcoin totaled $1.1 billion and includes the “Change in fair value of digital assets of $813.8 million, excluding a loss of $2.6 million related to other digital assets and $5.5 million related to bitcoin hedging, resulting in $810.9 million attributable to bitcoin, plus the “Change in fair value of digital assets - receivable, net” of $299.8 million. For the year ended December 31, 2023, the change in fair value of bitcoin was entirely attributable to bitcoin.

(2) Interest income differs from the amount reported as “Interest income” on the Consolidated Statements of Operations, as it excludes $23.8 million and $10.6 million of interest earned on cash and cash equivalents for the years ended December 31, 2025 and 2024, respectively.

(3) Investment income (loss), net is associated with the return from the SMA agreement and various bitcoin-denominated internal trades and is reported in “Other” on the Consolidated Statements of Operations.

The price of bitcoin has historically experienced significant price volatility, in addition to other risks inherent to holding a digital asset. Management monitors these risks and developments in managing our bitcoin investment approach to mitigate adverse effects on our financial position.

RESULTS OF OPERATIONS

In accordance with Item 303 of Regulation S-K, we have excluded the discussion of 2023 results in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as this discussion can be found in our Annual Report on Form 10-K filed on March 3, 2025.

The following table sets forth items derived from our Consolidated Statements of Operations for the years ended December 31, 2025 and 2024:

Revenues

	Year Ended December 31,		Change
(in thousands)	2025	2024	$
Bitcoin mining revenue	$872,401	$599,436	$272,965
Other digital assets mining revenue	11,584	23,025	(11,441)
Hosting services	4,668	31,638	(26,970)
Other revenue	18,440	2,279	16,161
Revenues	$907,093	$656,378	$250,715

Supplemental Information
BTC produced during the period, in whole BTC (1)	8,799	9,430	(631)
Average BTC per day, in whole BTC	24.1	25.8	(1.7)
Average price of BTC mined, in whole dollars (2)	$101,221	$66,249	$34,972
Number of blocks won	2,588	2,132	456
Transaction fees as a percentage of total	1.1%	6.2%	(5.1)%

(1) Includes 180 and 382 bitcoin representing our share of the equity method investee, the ADGM Entity, for the years ended December 31, 2025 and 2024, respectively.

(2) “Average price of BTC mined” is calculated using Bitcoin mining revenue divided by the quantity of bitcoin produced during the period, excluding our share of the bitcoin produced for the equity method investee, the ADGM Entity.

We generated revenues of $907.1 million for the year ended December 31, 2025, compared to $656.4 million in the prior year period. The $250.7 million, or approximately 38%, increase in revenues was primarily driven by an increase in Bitcoin mining revenue and, to a lesser extent, other revenue, partially offset by a decrease in hosting services and other digital assets mining revenue.

The $273.0 million increase in Bitcoin mining revenue was primarily driven by a 53% increase in the average price of bitcoin mined, which contributed $301.4 million, partially offset by a $28.4 million decrease from bitcoin production during the year ended December 31, 2025.

Hosting services were $4.7 million and $31.6 million, for the year ended December 31, 2025 and 2024, respectively, a decrease of $27.0 million primarily due to planned terminations of various hosting agreements following the GC Data Center Acquisition in 2024.

Costs and operating expenses

Purchased energy, Operating and maintenance and Third-party hosting and other energy costs

	Year Ended December 31,		Change
(in thousands)	2025	2024	$
Purchased energy costs	$179,041	$98,160	$80,881
Operating and maintenance costs	95,984	63,828	32,156
Third-party hosting and other energy costs	292,243	257,276	34,967

Supplemental Information (in whole dollars)
Cost per Petahash per day (1)	$29.8	$35.6	$(5.8)
Purchased energy costs per BTC (2)	$38,956	$29,084	$9,871

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

Purchased energy costs for the year ended December 31, 2025 totaled $179.0 million compared to $98.2 million in the prior year period, an increase of $80.9 million or approximately 82%. The increase was primarily driven by the expansion of our owned mining sites through acquisitions, higher overall energy consumption and the growth in our total hashrate to 66.4 EH/s. Our Cost per Petahash per day improved approximately 16%, from $35.6 to $29.8, compared to the prior year period. Purchased energy costs per bitcoin for our owned mining sites were $38,956 compared to $29,084 in the prior year period, primarily due to higher network difficulty resulting from an increase in global hashrate, increase in power costs due to adverse weather conditions and the April 2024 halving event.

Operating and maintenance costs for the year ended December 31, 2025 were $96.0 million compared to $63.8 million in the prior year period, an increase of $32.2 million or approximately 50%. The increase in operating and maintenance costs was primarily due to higher site and miner repair and maintenance costs, labor costs associated with our mining operations and higher fees related to third-party mining software utilized across our mining fleet, compared to the prior year period.

Third-party hosting and other energy costs for the year ended December 31, 2025 totaled $292.2 million compared to $257.3 million in the prior year period, an increase of $35.0 million or approximately 14%. The increase was primarily driven by higher power consumption and utilization levels under certain third-party hosting arrangements and the expansion of third-party hosted facilities.

General and administrative

General and administrative expenses were $349.9 million for the year ended December 31, 2025, compared to $254.0 million in the prior year period. The $96.0 million, or approximately 38%, increase was primarily due to an increase in the scale of our operations, higher personnel costs associated with headcount growth and increased professional and administrative fees to support our expanding global footprint.

Stock-based compensation increased $11.0 million primarily due to an increase in headcount and acceleration due to terminations, partially offset by an increase in forfeitures.

Depreciation and amortization

Depreciation and amortization for the year ended December 31, 2025 totaled $772.8 million compared to $429.2 million in the prior year period. The $343.6 million, or approximately 80%, increase was primarily due to the deployment of additional mining rigs and an overall expansion in the scale of our business. The increase also included $110.5 million of accelerated depreciation of certain mining rigs, following a reassessment of their expected future use.

Change in fair value of digital assets

We recognized a loss on digital assets of $304.6 million for the year ended December 31, 2025 compared to a gain of $813.8 million in the prior year period. The $1.1 billion decrease was primarily attributable to the significant decline in the price of bitcoin, partially offset by the increase in our bitcoin holdings compared to the prior year period.

Change in fair value of derivative instrument

We recognized a gain on the change in fair value of derivative instrument of $40.4 million for the year ended December 31, 2025 compared to a loss of $2.0 million in the prior year period. The change primarily relates to the remeasurement of the commodity swap contract acquired in the GC Data Center Acquisition, which meets the definition of a derivative instrument and is remeasured at fair value at the end of each reporting period. Changes in fair value were primarily driven by movements in electricity forward curve prices during the respective periods and the amendment of the commodity swap during the year, lowering the fixed electricity price.

Impairment of goodwill and other assets

During our annual goodwill impairment assessment for the year ended December 31, 2025, we determined that it was more likely than not that the fair value of our reporting unit was less than its carrying value and therefore performed a quantitative impairment test in accordance with Accounting Standard Codification (“ASC”) 350, Intangibles – Goodwill and Other (“ASC 350”). Based on the analysis, which considered prevailing market conditions and a sustained decline in our market capitalization during the period, we concluded that the carrying amount of our reporting unit exceeded the fair value and recognized a goodwill impairment of $82.8 million. Refer to Note 9 – Goodwill and Intangible Assets in the notes to our Consolidated Financial Statements, for further information on our goodwill impairment analysis and conclusion. There were no such impairments in the prior year period.

Additionally, during the year ended December 31, 2025, a severe storm caused irreparable damage to certain mining equipment at our Garden City mining site. In accordance with ASC 360, Property, Plant, and Equipment, any unforeseen or unexpected retirements should result in a gain or loss recognized in earnings. As such, we recognized an impairment of $26.0 million, related to the damaged miners for the year ended December 31, 2025. There were no such impairments in the prior year period.

Taxes other than on income

Taxes other than on income were $9.2 million for the year ended December 31, 2025 compared to $8.3 million in the prior year period. Taxes other than on income consist primarily of property, sales and use taxes.

Early termination expenses

Early termination expenses of $5.0 million for the year ended December 31, 2025 were related to the termination of a management agreement at one of our owned mining facilities, which subsequently transitioned to internal management. In the prior year period, early termination expenses of $38.1 million primarily related to the termination of customer hosting agreements and the forgiveness of an outstanding receivable balance of a customer acquired in the GC Data Center Acquisition.

Research and development

Research and development expenses were $30.1 million for the year ended December 31, 2025 compared to $13.2 million in the prior year period. The $16.9 million, or approximately 128% increase, was primarily due to ongoing innovation initiatives and development activities to support our strategic expansion, following the reallocation of resources related to our restructuring plan.

Restructuring costs

During the third quarter of 2025, management committed to and initiated a restructuring plan in order to support data center initiatives and sovereign AI solutions, by reallocating our technology resources. Restructuring costs were $23.8 million for the year ended December 31, 2025, primarily consisting of asset write-off charges, contract termination expenses and facility exit costs incurred in connection with our restructuring plan. The majority of the restructuring plan actions were completed during the third quarter of 2025. There were no such expenses in the prior year period.

Other income (loss)

Change in fair value of digital assets - receivable, net

We recognized a loss on digital assets - receivable, net of $121.0 million for the year ended December 31, 2025 compared to a gain of $299.8 million in the prior year period. The $420.8 million decrease was primarily attributable to the fair value associated with our bitcoin loaned, previously managed through the SMA agreement prior to our exit, and pledged as collateral.

Net gain from extinguishment of debt

During the year ended December 31, 2025, in connection with the issuance of the August 2032 Notes, we repurchased approximately $19.4 million principal amount of the December 2026 Notes, resulting in a $1.0 million gain from the extinguishment of debt. Similarly, in the prior year period, in connection with the issuance of the June 2031 Notes and the March 2030 Notes, we repurchased approximately $263.2 million principal amount of the December 2026 Notes and as a result recorded a gain of $13.1 million for the extinguishment of debt.

Equity in net earnings of unconsolidated affiliate

During the year ended December 31, 2025, we recorded our share of net loss for our 20% interest in the ADGM Entity of $4.7 million, compared to a loss of $1.5 million in the prior year period. Our share of the ADGM Entity’s operating results included earnings from the production of 180 bitcoin and approximately $13.6 million of depreciation and amortization during the year ended December 31, 2025, while in the prior year period, our share of the ADGM Entity’s operating results included earnings from production of 382 bitcoin, a $4.1 million impairment of property and equipment and approximately $12.4 million of depreciation and amortization.

Interest income, Interest expense and Other

	Year Ended December 31,		Change
(in thousands)	2025	2024	$
Interest income
Interest income from loaned bitcoin	$32,053	$6,142	$25,911
Interest income from cash and cash equivalents	23,802	10,569	13,233
Total interest income	55,855	16,711	39,144

Interest expense	(48,381)	(12,996)	(35,385)
Other	(26,780)	(4,735)	(22,045)

Interest income increased by $39.1 million compared to the prior year period, primarily due to interest income earned on loaned bitcoin under our digital asset management strategy in the current period and a higher average balance of cash and cash equivalents. Interest expense increased for the year ended December 31, 2025 by $35.4 million primarily due to the interest bearing Convertible Notes and the Line of Credit.

Other of $26.8 million for the year ended December 31, 2025 was primarily due to net losses of $32.0 million from the SMA and internal bitcoin trading activities and $15.1 million of equipment-related losses, partially offset by a net gain on investments of $12.6 million and a $5.2 million reduction in the allowance for credit losses.

Income tax benefit (expense)

For the year ended December 31, 2025, we recorded income tax benefit of $56.4 million, compared to an income tax expense of $75.5 million in the prior year period. The $56.4 million income tax benefit primarily reflects changes in pretax book income and loss during the periods, as well as the establishment of a valuation allowance, largely driven by fair value adjustments related to digital assets.

NON-GAAP FINANCIAL MEASURES

In order to provide a more comprehensive understanding of the information used by our management team in financial and operational decision-making, we supplement our Consolidated Financial Statements that have been prepared in accordance with GAAP with the non-GAAP financial measure of Adjusted EBITDA.

We define Adjusted EBITDA as (a) GAAP net income (loss) attributable to common stockholders plus (b) adjustments to add back the impacts of (1) interest, (2) income taxes, (3) depreciation and amortization and (4) adjustments for non-cash and/or non-recurring items, which currently include (i) stock-based compensation expense, (ii) change in fair value of derivative instrument, (iii) impairment of goodwill and other assets, (iv) restructuring costs, (v) acquisition and integration costs, (vi) net gain from extinguishment of debt, (vii) net gain/loss on investments and (viii) early termination expenses.

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

Certain prior period information has been reclassified to conform to the current period presentation.

The following table provides a reconciliation of GAAP net income (loss) to Adjusted EBITDA:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Net income (loss) attributable to common stockholders	$(1,311,480)	$541,253	$259,052
Interest expense (income), net	(7,474)	(3,715)	7,541
Income tax expense (benefit)	(56,376)	75,495	16,426
Depreciation and amortization (1)	786,397	441,554	181,655
EBITDA	(588,933)	1,054,587	464,674
Stock-based compensation expense	172,295	157,642	32,644
Change in fair value of derivative instrument	(40,372)	2,043	—
Impairment of goodwill and other assets	109,030	—	—
Restructuring costs	23,796	—	—
Acquisition and integration costs (2)	2,005	—	—
Net gain from extinguishment of debt	(1,029)	(13,121)	(82,267)
Net gain on investments (3)	(12,616)	(4,236)	—
Early termination expenses	5,000	38,061	—
Adjusted EBITDA (4)	$(330,824)	$1,234,976	$415,051

(1) Includes approximately $13.6 million, $12.4 million and $2.1 million of depreciation and amortization for the years ended December 31, 2025, 2024 and 2023, respectively, representing our share in the results of our equity method investee, the ADGM Entity, reported in “Equity in net earnings of unconsolidated affiliate” on the Consolidated Statements of Operations. Additionally, for the years ended December 31, 2024 and 2023, depreciation and amortization includes approximately $2.6 million and $0.1 million, respectively, of amortization that was previously classified within “General and administrative” on the Consolidated Statements of Operations.

(2) Acquisition and integration costs are reported in “General and administrative” on the Consolidated Statements of Operations.

(3) Net gain on investments is reported in “Other” on the Consolidated Statements of Operations. Refer to Note 8 – Investments in the notes to our Consolidated Financial Statements for further information.

(4) Excludes interest income earned from our bitcoin lending activities of $32.1 million and $6.1 million for the years ended December 31, 2025 and 2024, respectively. We were not engaged in bitcoin lending arrangements during the year ended December 31, 2023.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flows

The following table presents a summary of our cash flow activity for the years ended December 31, 2025 and 2024:

	For the Year Ended December 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(802,725)	$(677,022)
Net cash used in investing activities	(669,920)	(3,229,059)
Net cash provided by financing activities	1,628,006	3,952,539
Net increase in cash, cash equivalents and restricted cash	155,361	46,458
Cash, cash equivalents and restricted cash — beginning of period	403,771	357,313
Cash, cash equivalents and restricted cash — end of period	$559,132	$403,771

For the year ended December 31, 2025, cash, cash equivalents and restricted cash totaled $559.1 million at December 31, 2025, an increase of $155.4 million from December 31, 2024.

Operating Activities

Bitcoin produced and held on our Consolidated Balance Sheets is excluded from our cash flows from operating activities. If we monetize bitcoin in the future, those proceeds would be reported as cash flows from investing activities.

Cash flows in connection with operating activities consisted of net loss, adjusted for non-cash and non-operating, including depreciation and amortization, stock-based compensation, the loss on the fair value of digital assets and digital assets, receivable, net and other non-cash expenses, as well as the changes in cash flows from operating assets and liabilities.

Cash flows used in operating activities increased by $125.7 million for the year ended December 31, 2025, compared to the prior year period, primarily due to an increase in net loss adjusted for non-cash and non-operating items of $45.8 million and a $79.9 million change in cash flows from operating assets and liabilities. The increase in cash used in operating activities was primarily driven by higher operating costs and general and administrative expenses due to growth in headcount and scale of our operations, partially offset by higher revenues.

Investing Activities

Cash flows from investing activities resulted in a use of funds of $669.9 million, primarily resulting from the use of funds for the purchase of 4,267 bitcoin for $473.7 million at an average cost to purchase bitcoin of $111,034, purchase of property and equipment of $407.1 million, and payment of $36.4 million to acquire the Wind Farm for an additional 114 megawatts of nameplate capacity, net of cash acquired. The use of funds was partially offset by proceeds from the sale of digital assets of $433.8 million and the sale of property and equipment of $3.7 million.

Financing Activities

Cash flows from financing activities provided $1.6 billion, primarily from the issuance of $1.0 billion of the August 2032 Notes, net of issuance costs, the periodic issuance of common stock under our 2024 and 2025 ATM programs totaling $568.6 million and securing an additional $150.0 million line of credit established and fully utilized as of December 31, 2025. The source of funds were partially offset by $39.8 million of capped call transactions associated with the August 2032 Notes and the repayment of $18.3 million of the December 2026 Notes.

For the year ended December 31, 2024, cash, cash equivalents and restricted cash totaled $403.8 million at December 31, 2024, an increase of $46.5 million from December 31, 2023.

Sources of Liquidity and Capital Resources

Bitcoin Holdings

At December 31, 2025, we held a total of 53,822 bitcoin, including 15,315 bitcoin under our digital asset management strategy, on our Consolidated Balance Sheets with a total fair value of $4.7 billion. The fair value of a single bitcoin was approximately $87,498 at December 31, 2025.

At December 31, 2025, approximately 9,377 of our total bitcoin holdings were loaned to third parties to generate additional return and 5,938 bitcoin were pledged as collateral for outstanding borrowings under the Line of Credit. Bitcoin under our digital asset management strategy are classified as “Digital assets - receivable, net” on the Consolidated Balance Sheets with a carrying value of $1.3 billion.

Consistent with our bitcoin investment approach, the remaining 38,507 unrestricted bitcoin were classified as long-term assets under “Digital assets, net of current portion” on the Consolidated Balance Sheets with a fair value of $3.4 billion. Our holdings as of December 31, 2025 excluded 33 bitcoin held by our equity method investee, pending dividend to us.

Historically, we held the bitcoin we produced as a long-term investment. In the second half of 2025, we made a strategic change to our bitcoin investment approach and opted to sell a portion of the bitcoin produced from our mining operations to fund ongoing operating expenses, and continued to sell bitcoin through the year end. For the year ended December 31, 2025, we sold approximately 4,076 bitcoin for $413.1 million. In 2026, we further revised the strategy to allow for the sale of bitcoin held on our balance sheet, in addition to current production. As a result, we may continue to hold bitcoin for long-term investment purposes and may also sell bitcoin from time to time, subject to market conditions and our capital allocation priorities.

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

At-the-Market Offering Programs and Proceeds

As of December 31, 2025, we sold 35,339,308 shares of common stock for an aggregate purchase price of $571.9 million, net of commission and offering expenses of $4.9 million, pursuant to the 2024 ATM and 2025 ATM. We did not sell any shares through the ATM during the fourth quarter of 2025. As of December 31, 2025, our 2025 ATM facility had approximately $1.5 billion remaining.

Liquidity and Capital Resources

Cash and cash equivalents, excluding restricted cash, totaled $547.1 million and the fair value of digital asset holdings, including bitcoin under our digital asset management strategy, was $4.7 billion at December 31, 2025. The combined value of cash and cash equivalents, excluding restricted cash, and digital assets, including bitcoin under our digital asset management strategy, totaled $5.3 billion as of December 31, 2025.

During the year ended December 31, 2025, our operating and investing activities used $1.5 billion of cash. However, we continue to hold a significant digital asset position, which declined by $425.7 million during the period, due to the decline in fair value of bitcoin. While we classify our digital assets, net of current portion and digital assets - receivable, net as long-term, consistent with our bitcoin investment approach, both asset types are readily convertible to cash. Our significant bitcoin holdings, along with associated unrealized gains, provide a potential source of liquidity if monetized.

Additionally, during the year ended December 31, 2025 we issued a $1.0 billion aggregate principal amount of 0.0% Convertible Senior notes due 2032. Refer to Note 16 – Debt in the notes to our Consolidated Financial Statements, for further information.

As of December 31, 2025, the Company had $350.0 million outstanding under its Line of Credit, with periodic maturities due within the next twelve months.

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

•Declines in bitcoin prices and/or production, as well as impacts from bitcoin halving events, global hashrate and network difficulty levels, which would impact either or both the value of our bitcoin holdings and our ongoing profitability;

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

We entered into an investment agreement on August 11, 2025, to acquire a majority ownership interest in Exaion, a subsidiary of EDF Pulse Ventures, for approximately $174.5 million, subject to regulatory and antitrust approvals and other customary closing conditions. All required approvals and closing conditions were satisfied, and the acquisition closed on February 20, 2026. The agreement also provides the option to increase ownership up to 75% by 2027 through additional contingent payments of up to approximately $127.0 million, based on the achievement of specified performance milestones.

In February 2026, we entered into a Strategic Agreement with Starwood granting exclusivity over the development, contribution or sale of certain Bitcoin mining properties in the United States. The agreement contemplates MARA-funded pre-development costs (subject to caps), capital commitments through joint ventures managed by Starwood, and, in certain circumstances, the sale of properties to Starwood.

We contract with service providers for hosting our equipment and operational support in data centers where our equipment is deployed. Under these arrangements, we expect to pay at a minimum approximately $510.8 million in total payments during the calendar years 2026 through 2028. Under certain arrangements, we are required to pay variable pass-through power and service fees in addition to the estimated minimum amounts.

As of December 31, 2025, we had a remaining commitment of approximately $42.0 million due for the purchase of miners and other mining equipment per our purchase agreements, to be paid in periodic installments throughout 2026.

Assuming the remaining outstanding Convertible Notes are not converted into common stock, repurchased or redeemed prior to maturity, (i) annual interest payments of approximately $0.5 million in the 2026 calendar year in connection with the December 2026 Notes and annual interest payments of approximately $6.4 million in each calendar year from 2026 through 2031 in connection with the September 2031 Notes and (ii) principal for each of the Convertible Notes upon maturity, for a total of $3.3 billion, will be payable under the terms of the Convertible Notes. Refer to Note 16 – Debt in the notes to our Consolidated Financial Statements, for further information.

We have operating and finance lease obligations related to land and office buildings. We expect to make payments of $4.5 million related to operating leases and a $0.2 million payment related to the finance lease for 2026, and $70.6 million and $89.5 million related to operating and finance leases, respectively, thereafter. Refer to Note 17 – Leases in the notes to our Consolidated Financial Statements, for further information.

We secured an additional line of credit for $150.0 million in the first quarter of 2025, initially collateralized by 3,250 of our bitcoin holdings. Together with the existing $200.0 million line of credit established in 2024, the Company had an aggregate of $350.0 million outstanding under its Line of Credit as of December 31, 2025, all of which were fully utilized. Refer to Note 16 – Debt in the notes to our Consolidated Financial Statements, for further information.

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

If we conclude derecognition is appropriate, we derecognize the loaned digital assets that we no longer control and recognize a right to receive back in the future such loaned digital assets.

In accordance with ASU 2023-08, digital asset receivable is recorded at the fair value of the underlying digital assets. Throughout the period that the digital asset receivable is outstanding, the receivable will be measured at fair value of the underlying loaned digital asset with changes recorded in “Other” in current period earnings.

54

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

Long-Lived Assets

We have long-lived assets that consist primarily of property and equipment stated at cost, net of accumulated depreciation and impairment, as applicable. Depreciation is calculated on a straight-line basis and depends on the estimated useful lives of each type of asset and, in certain circumstances, estimates of fair values and residual values.

Our property and equipment is primarily composed of digital asset mining rigs, which are largely homogeneous and have approximately the same useful lives. Accordingly, we utilize the group method of depreciation for our digital asset mining rigs. Judgment is necessary in estimating the useful lives of our various assets. We periodically update the estimated useful lives of our asset group of digital asset mining rigs as information on the operations of the mining rigs indicate that changes are required. Changes in technological capabilities and market-related factors, such as the price of bitcoin, could impact the determination of useful lives of our mining rigs.

Management reviews our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. Recoverability of assets held and used is measured by comparing their carrying amount to the undiscounted future cash flows expected to be generated by the asset group. Significant judgment is used when estimating future cash flows, including assumptions regarding the price of bitcoin. If such assets are not recoverable, an impairment is recorded for the amount by which the carrying amount of the assets exceeds their fair value, determined in accordance with ASC 820 - Fair Value Measurement.

Changes in our estimates of useful lives, undiscounted cash flows or asset fair value could result in additional, potentially material impairments charges, which could have a material impact on our financial results.

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

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”), a comprehensive tax reform package containing a wide array of provisions impacting businesses. Among other changes, the OBBBA extends or permanently enacts several business and international tax measures originally introduced under the Tax Cuts and Jobs Act of 2017, which were previously scheduled to expire at the end of 2025. The enactment of the OBBBA did not have a material impact on our effective tax rate for the year ended December 31, 2025.

55

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

Loss Contingencies

In the ordinary course of business, we may be involved in legal proceedings, claims and governmental and/or regulatory reviews. Management periodically reviews estimates of potential costs to be incurred by us in connection with the adjudication or settlement, if any, of these matters. These estimates are developed, as applicable in consultation with outside counsel, and are based on an analysis of potential outcomes. In accordance with ASC 450 - Contingencies, loss contingencies are accrued if, in the opinion of management, an adverse outcome is probable and such financial outcome can be reasonably estimated. The accruals may change in the future due to new developments in each matter or changes in our litigation strategy. It is possible that future results for any particular quarter or annual period may be materially affected by changes in our estimates or outcomes relating to these matters.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our market risk exposures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. For more information regarding the forward-looking statements used in this section and elsewhere in this Annual Report, see the “Cautionary Note Regarding Forward-Looking Statements” at the forepart of this Annual Report.

The sensitivity analyses disclosed below provide only a limited, point-in-time view of the market risk of the financial instruments discussed. The actual impact of the respective underlying rates and price changes on the financial instruments may differ significantly from those shown in the sensitivity analyses.

Market Price Risk of Bitcoin. We hold a significant amount of bitcoin, and as such, we are exposed to the impact of market price changes in bitcoin on our bitcoin holdings. This exposure would generally manifest itself in the following areas:
56

•Declines in the fair market value of bitcoin will impact the cash value that would be realized if we were to sell our bitcoin for cash, therefore having a negative impact on our liquidity;

•We occasionally enter into derivative financial instruments to manage our exposure resulting from fluctuations in the price of bitcoin; and

•We are subject to market based volatility arising from bitcoin price, global hashrate and network difficulty levels.

As of December 31, 2025, we held a total of 53,822 bitcoin, of which 15,315 were loaned or pledged as collateral, for a total fair value of approximately $4.7 billion.

We cannot predict the future market price of bitcoin, the future value of which will affect revenue from our operations, and any future declines in the fair value of the bitcoin we mine and hold for our account would be reported in our financial statements and results of operations as a charge against net income (or loss), which could have a material adverse effect on the market price for our securities.

The fair value of our bitcoin may be materially impacted as the market value of bitcoin fluctuates. For illustrative purposes, a hypothetical $10,000 change in the market price of bitcoin would have resulted in an estimated change of $538.2 million and $448.9 million to our income (loss) before income taxes for the years ended December 31, 2025 and 2024, respectively. This sensitivity analysis is based on our bitcoin holdings and related fair value measurement as of that date and is provided solely to demonstrate the potential magnitude of bitcoin price volatility on our financial results. Actual results could differ materially depending on future market conditions, transaction activity and other factors affecting the fair value of digital assets.

Market Price Risk of Energy. We consume a significant amount of energy, and as such, we are exposed to the impact of market risks related to fluctuations in electricity prices in our mining operations. Energy prices are affected by various factors beyond our control, including geopolitical events, demand fluctuations, supply chain disruptions, and regulatory changes. We purchase electricity directly at our owned sites under power purchase agreements or at prevailing market prices, and indirectly at third-party hosted sites. We manage these risks through energy procurement strategies, including power purchase agreements, voluntary curtailment of consumption, and hedging arrangements, where feasible, to stabilize costs over various terms. Management considers energy prices, weather forecasts, forecasted energy purchases, and other factors when determining the extent of its risk management strategy over electricity price risk. However, these measures may not fully offset rapid or sustained energy price changes.

As of December 31, 2025, we had approximately 779 megawatts of operational capacity at our owned sites, and approximately 536 megawatts of allocated capacity under contract at third-party hosted sites. Assuming 100% utilization of megawatt capacity at owned and third-party hosted sites for a full year, and excluding the impact of any derivative instruments, a hypothetical $10 per megawatt hour change in the price of electricity would cause cash flows to vary by approximately $115.2 million.

57

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of MARA Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of MARA Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2025, and the related consolidated statements of operations, of equity and of cash flows for the year then ended, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Bitcoin Mining Revenue

As described in Note 4 to the consolidated financial statements, the Company recorded $907 million of revenues during the year ended December 31, 2025, of which $839.2 million related to the Company providing bitcoin transaction verification services to the transaction requester, in addition to the Bitcoin network, through a Company-operated mining pool as the operator (“Operator”) (such activity, “mining”), as well as $44.8 million related to providing a service of performing hash calculations to third-party pool operators alongside collectives of third-party bitcoin miners (such collectives, “mining pools”) as a participant (“Participant”). As the Operator, the Company is entitled to non-cash compensation in the form of a block reward of 3.125 bitcoin, as well as the transaction fees paid by the transaction requester payable in bitcoin for each successful validation of a block. As a Participant in a third-party operated mining pool, the Company is entitled to non-cash compensation in the form of block rewards and transaction fees, as applicable, less mining pool fees based on the pool operator’s payout model, payable in bitcoin.

The principal considerations for our determination that performing procedures relating to bitcoin mining revenue is a critical audit matter are (i) a high degree of auditor effort in performing procedures and evaluating audit evidence related to the Company’s bitcoin mining revenue recognition and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s recognition of bitcoin mining revenue. These procedures also included, among others (i) comparing the bitcoin received as revenue during the year from the Company’s records to the Company’s wallet addresses on the public blockchain; (ii) confirming the total mining rewards earned with the third-party mining pool operator and comparing the information in the confirmation response to the Company’s records; (iii) testing revenue recognized for a sample of revenue transactions by obtaining the quantity of bitcoin received from the public blockchain and the price of bitcoin at the time bitcoin is obtained from external sources; (iv) testing mining revenue transactions by developing an independent expectation of revenue and comparing the independent expectation to the amount recorded, which included (a) performing site visits at the Company’s facilities where the mining hardware is located and performing property and equipment observations of the mining equipment related to the Company’s computational power and (b) obtaining the block reward rate and blockchain total network hashrate from the public blockchain and bitcoin prices from external sources; and (v) the involvement of professionals with specialized skill and knowledge to assist in testing the mining equipment’s connection to the network during the property and equipment observations of the mining equipment.

Existence of and Rights to Bitcoin Digital Assets

As described in Notes 2 and 5 to the consolidated financial statements, the Company has investments in bitcoin digital assets. As disclosed by management, digital assets are controllable only by the possessor of both the unique public key and private key relating to the local or online digital wallet which holds the digital you assets. To the extent a private key is lost, destroyed or otherwise compromised and no backup of the private key is accessible, the Company would be unable to access the digital assets, and the private key would not be capable of being restored by the respective digital asset network. As of December 31, 2025, the fair value of the Company’s bitcoin digital assets was $3.369 billion.

The principal considerations for our determination that performing procedures relating to the existence of, and the Company’s rights to, bitcoin digital assets is a critical audit matter are (i) a high degree of auditor effort in performing procedures and evaluating audit evidence related to the existence of, and the Company’s rights to, the bitcoin digital assets and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included the involvement of professionals with specialized skill and knowledge to assist in evaluating evidence of the effectiveness of the third-party custodians’ controls related to (i) reconciliation of the holdings of bitcoin from the third-party custodians’ records to the public blockchain and (ii) safeguarding of the holdings of bitcoin held by the third-party custodians, including the generation of the private cryptographic keys and the storing of these keys. These procedures also included, among others (i) confirming the Company’s holdings of bitcoin with the third-party custodians as of December 31, 2025 and comparing the information in the confirmation responses to the Company’s records; (ii) comparing the bitcoin received as revenue during the year from the Company’s records to the Company’s wallet addresses on the public blockchain; (iii) confirming the Company’s bitcoin received as revenue through participation in third party mining pools during the year with the third party mining pool operator and comparing the information in the confirmation response to the Company’s records; (iv) testing purchases, sales, and lending transactions executed by the Company related to the holdings of bitcoin for a sample of transactions by obtaining and inspecting source documents, such as trade tickets, third-party custodian statements, bank statements, and lending agreements, as well as whether the transactions were appropriately authorized by the Company by obtaining and inspecting approval records; and (v) comparing the holdings of bitcoin from the third-party custodians’ confirmation responses to the public blockchain.

/s/ PricewaterhouseCoopers LLP
Baltimore, Maryland
March 2, 2026

We have served as the Company’s auditor since 2025.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of MARA Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of MARA Holdings, Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of operations, equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audits, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum LLP

Marcum LLP

We served as the Company’s auditor from 2021 through 2025.

Costa Mesa, CA
March 3, 2025

MARA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(in thousands, except share and per share data)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$547,132	$391,771
Restricted cash	12,000	12,000
Digital assets, current portion	2,391	4,327
Other receivables	18,540	6,345
Deposits	19,537	18,778
Derivative instrument, current portion	20,340	1,542
Prepaid expenses and other current assets	44,328	35,610
Total current assets	664,268	470,373

Digital assets, net of current portion	3,369,245	3,223,989
Digital assets - receivable, net	1,336,868	960,057
Property and equipment, net	1,490,635	1,549,491
Advances to vendors	7,651	121,298
Investments	133,814	111,493
Long-term deposits	219,098	240,651
Long-term prepaids	3,029	14,221
Operating lease right-of-use assets	32,324	16,874
Derivative instrument, net of current portion	28,979	7,405
Goodwill	—	82,751
Intangible assets, net	988	2,714
Total long-term assets	6,622,631	6,330,944
TOTAL ASSETS	$7,286,899	$6,801,317

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$12,546	$12,556
Accrued expenses	86,985	76,887
Notes payable, current portion	47,845	—
Line of credit, current portion	350,000	—
Operating lease liabilities, current portion	1,722	239
Finance lease liability, current portion	173	168
Other current liabilities	22,604	5,347
Total current liabilities	521,875	95,197
See accompanying notes to the Consolidated Financial Statements

Notes payable, net of current portion	3,202,082	2,246,578
Line of credit, net of current portion	—	200,000
Operating lease liabilities, net of current portion	39,714	22,977
Finance lease liability, net of current portion	3,817	3,709
Deferred tax liabilities	29,857	88,503
Other long-term liabilities	12,464	8,411
Total long-term liabilities	3,287,934	2,570,178

Commitments and Contingencies (Note 18)

Equity:
Preferred stock, par value $0.0001 per share, 50,000,000 shares authorized; no shares issued and outstanding at December 31, 2025 and December 31, 2024	—	—
Common stock, par value $0.0001 per share, 800,000,000 shares authorized; 379,464,892 shares and 340,258,453 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	37	34
Additional paid-in capital	4,809,550	4,155,386
Accumulated deficit	(1,337,867)	(26,387)
Total stockholders’ equity attributable to MARA	3,471,720	4,129,033
Noncontrolling interest	5,370	6,909
Total equity	3,477,090	4,135,942
TOTAL LIABILITIES AND EQUITY	$7,286,899	$6,801,317
See accompanying notes to the Consolidated Financial Statements

MARA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except share and per share data)	2025	2024	2023
Revenues	$907,093	$656,378	$387,508

Costs and operating expenses
Purchased energy costs	179,041	98,160	—
Operating and maintenance costs	95,984	63,828	14,316
Third-party hosting and other energy costs	292,243	257,276	212,322
General and administrative	349,941	253,964	83,611
Depreciation and amortization	772,768	429,185	179,578
Change in fair value of digital assets	304,627	(813,814)	(331,484)
Change in fair value of derivative instrument	(40,372)	2,043	—
Impairment of goodwill and other assets	109,030	—	—
Taxes other than on income	9,168	8,335	5,442
Early termination expenses	5,000	38,061	—
Research and development	30,117	13,229	2,812
Restructuring costs	23,796	—	—
Total costs and operating expenses	2,131,343	350,267	166,597
Operating income (loss)	(1,224,250)	306,111	220,911

Other income (loss)
Change in fair value of digital assets - receivable, net	(121,042)	299,796	—
Net gain from extinguishment of debt	1,029	13,121	82,267
Interest income	55,855	16,711	2,809
Interest expense	(48,381)	(12,996)	(10,350)
Equity in net earnings of unconsolidated affiliate	(4,699)	(1,505)	(617)
Other	(26,780)	(4,735)	(17,421)
Total other income (loss)	(144,018)	310,392	56,688
Income (loss) before income taxes	(1,368,268)	616,503	277,599
Income tax benefit (expense)	56,376	(75,495)	(16,426)
Net income (loss)	$(1,311,892)	$541,008	$261,173
Less: Net loss attributable to noncontrolling interest	412	245	—
Net income (loss) attributable to MARA	$(1,311,480)	$541,253	$261,173
Series A preferred stock accretion to redemption value	—	—	(2,121)
Net income (loss) attributable to common stockholders	$(1,311,480)	$541,253	$259,052

Net income (loss) per share of common stock - basic	$(3.69)	$1.87	$1.41
Weighted average shares of common stock - basic	355,167,578	289,961,989	183,855,570

Net income (loss) per share of common stock - diluted	$(3.69)	$1.72	$1.06
Weighted average shares of common stock - diluted	355,167,578	311,841,347	192,293,277

See accompanying notes to the Consolidated Financial Statements

MARA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
(in thousands, except share data)	Number	Amount
Balance at December 31, 2022	145,565,916	$15	$1,226,267	$(840,341)	$385,941	$—	$385,941
Stock-based compensation	1,269,230	—	32,264	—	32,264	—	32,264
Issuance of common stock, net of offering costs	64,271,828	6	608,359	—	608,365	—	608,365
Series A preferred stock accretion to redemption value	—	—	(2,121)	—	(2,121)	—	(2,121)
Exchange of convertible notes for common stock	31,722,417	3	318,768	—	318,771	—	318,771
Cumulative effect of the adoption of ASU 2023-08	—	—	—	11,483	11,483	—	11,483
Other	—	—	—	45	45	—	45
Net income	—	—	—	261,173	261,173	—	261,173
Balance at December 31, 2023	242,829,391	$24	$2,183,537	$(567,640)	$1,615,921	$—	$1,615,921
Stock-based compensation	5,894,877	—	155,095	—	155,095	—	155,095
Issuance of common stock, net of offering costs	93,411,158	10	1,851,611	—	1,851,621	—	1,851,621
Repurchase of shares in settlement of restricted stock	(1,876,973)	—	(34,857)	—	(34,857)	—	(34,857)
Contribution from noncontrolling interest	—	—	—	—	—	7,154	7,154
Net income (loss)	—	—	—	541,253	541,253	(245)	541,008
Balance at December 31, 2024	340,258,453	$34	$4,155,386	$(26,387)	$4,129,033	$6,909	$4,135,942
Stock-based compensation	6,612,005	—	172,295	—	172,295	—	172,295
Issuance of common stock, net of offering costs	35,339,308	3	568,560	—	568,563	—	568,563
Repurchase of shares in settlement of restricted stock	(2,744,874)	—	(46,921)	—	(46,921)	—	(46,921)
Purchases of capped call	—	—	(39,770)	—	(39,770)	—	(39,770)
Distribution to noncontrolling interest	—	—	—	—	—	(1,127)	(1,127)
Net loss	—	—	—	(1,311,480)	(1,311,480)	(412)	(1,311,892)
Balance at December 31, 2025	379,464,892	$37	$4,809,550	$(1,337,867)	$3,471,720	$5,370	$3,477,090
See accompanying notes to the Consolidated Financial Statements

MARA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,311,892)	$541,008	$261,173
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	772,768	429,185	185,539
Deferred tax (benefit) expense	(58,646)	73,217	15,286
Change in fair value of digital assets and digital assets - receivable, net	425,669	(1,113,610)	(331,484)
Impairment of goodwill and other assets	109,030	—	—
Net gain on investments	(12,616)	(4,236)	—
Stock-based compensation	172,295	157,642	32,644
Change in fair value of derivative instrument	(40,372)	2,043	—
Early termination expenses	5,000	38,061	—
Equity in net earnings of unconsolidated affiliate	4,699	1,505	617
Net gain on extinguishment of debt	(1,029)	(13,121)	(82,267)
Other adjustments from operations, net	10,917	9,914	15,047
Changes in operating assets and liabilities:
Revenues from digital assets production	(897,448)	(624,740)	(385,959)
Other receivables	1,813	(9,319)	—
Deposits	18,238	(189,605)	(23,777)
Prepaid expenses and other current assets	1,704	11,836	(1,881)
Accounts payable and accrued expenses	(2,855)	13,198	(589)
Net cash used in operating activities	(802,725)	(677,022)	(315,651)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances to vendors	(153,240)	(817,297)	(158,940)
Acquisition, net of cash acquired	(36,369)	(335,630)	—
Purchase of property and equipment	(407,071)	(250,825)	(27,611)
Proceeds from sale of property and equipment	3,654	3,506	—
Purchase of intangible assets	—	(2,633)	—
Proceeds from sale of digital assets	433,847	152,290	264,945
Payments on hedge settlements	—	—	(2,004)
Purchase of digital assets	(473,734)	(1,946,860)	—
Investment in equity method investments	(12,563)	(21,654)	(71,795)
Purchase of equity investments	(24,444)	(9,956)	—
Net cash used in investing activities	(669,920)	(3,229,059)	4,595
See accompanying notes to the Consolidated Financial Statements

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	568,563	1,851,621	608,365
Proceeds from issuance of Convertible Notes, net of issuance costs	1,014,022	2,178,679	—
Proceeds from issuance of Series A preferred stock, net of issuance costs	—	—	13,629
Redemption of Series A preferred stock	—	—	(15,750)
Repurchase of shares in settlement of restricted stock	(46,921)	(37,404)	(380)
Line of credit	150,000	200,000	—
Repayment of finance lease liabilities	(168)	(163)	—
Repayment of Convertible Notes	(18,279)	(247,348)	—
Repayment of term loan borrowings	—	—	(50,000)
Purchased capped calls	(39,770)	—
Contribution from noncontrolling interest	559	7,154	—
Net cash provided by financing activities	1,628,006	3,952,539	555,864

Net increase in cash, cash equivalents and restricted cash	155,361	46,458	244,808
Cash, cash equivalents and restricted cash — beginning of period	403,771	357,313	112,505
Cash, cash equivalents and restricted cash — end of period	$559,132	$403,771	$357,313
See accompanying notes to the Consolidated Financial Statements

MARA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

MARA Holdings, Inc. (together with its subsidiaries, the “Company” or “MARA”) is an energy and digital infrastructure company that leverages Bitcoin mining and artificial intelligence (“AI”) compute to monetize excess energy and underutilized power, optimize power management across operations and support AI inference applications. The Company is focused on two key priorities: strategically growing by shifting its model toward low-cost energy with more efficient capital deployment and working to develop and deploy a full suite of solutions for data centers and edge inference, including energy management and load balancing.

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

Use of Estimates and Assumptions

The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include measurement of digital assets and related receivables, fair value of assets acquired and liabilities assumed in a business combination, determination of useful lives of property and equipment and finite-lived intangible assets, recoverability of long-lived assets, impairment of goodwill, valuation of derivative instruments, stock-based compensation, deferred income taxes, and loss contingencies. Actual results could differ from those estimates.

Reclassifications

Effective the first quarter of 2025, the Company made certain changes to the presentation of its Consolidated Statements of Operations to provide greater transparency and improve the usefulness of its financial reporting. Specifically, the Company disaggregated cost of revenue and certain operating expenses into the following new line items: “Purchased energy costs,” “Operating and maintenance costs,” and “Third-party hosting and other energy costs.” In addition, cost of depreciation and amortization and amortization of intangibles have been aggregated into a single line item titled “Depreciation and amortization.” The Company also began separately presenting expenses related to “Taxes other than on income,” which were previously included within general and administrative expenses.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalent balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). During March 2023, the Company began to participate, to the extent practicable, in insured cash sweep programs which “sweep” its deposits across multiple FDIC insured accounts, each with deposits of no more than $250.0 thousand. As of December 31, 2025, substantially all of the Company’s cash and cash equivalents were FDIC insured or government backed.

Restricted Cash

Restricted cash as of December 31, 2025 principally represented those cash balances that support commercial letters of credit and are restricted from withdrawal.

Digital Assets

Historically, the Company held the bitcoin it produced as a long-term investment. In 2025, the Company began selling bitcoin to fund operations to enhance financial flexibility, and in 2026, the Company expects to continue to monetize bitcoin opportunistically to enhance our financial flexibility, including to provide liquidity or to fund capital projects and other initiatives that the Company believes will enhance long-term shareholder value, subject to market conditions and the Company’s capital allocation priorities.

Bitcoin digital assets are included in non-current assets on the Consolidated Balance Sheets due to the Company’s intent to retain and hold the majority of its bitcoin for long-term investment purposes. Other digital assets are held with the intent to fund operating expenses and are included in current assets on the Consolidated Balance Sheets. In addition, digital assets that are loaned, actively managed or pledged as collateral are reported as “Digital assets - receivable, net” and classified as long-term assets on the Consolidated Balance Sheets, consistent with the Company’s intent to primarily retain bitcoin under its bitcoin investment approach.

Proceeds from the sale of digital assets are included within investing activities in the accompanying Consolidated Statement of Cash Flows. Following the adoption of Accounting Standards Update (“ASU”) 2023-08, Accounting for and Disclosure of Crypto Assets, effective January 1, 2023, the Company measures digital assets at fair value with changes recognized on the Consolidated Statements of Operations, in accordance with ASC 350-60, Intangibles

– Goodwill and Other – Crypto Assets (“ASC 350-60”). The Company tracks its cost basis of digital assets in accordance with the first-in-first-out method of accounting. Refer to Note 5 – Digital Assets, for further information.

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

The digital asset receivables are initially measured upon transfer at fair value and subsequently remeasured at fair value at the end of each reporting period. The changes in fair value are recognized on the Consolidated Statements of Operations, in accordance with ASC 350-60. A loan fee is accrued daily based on the amount owing, paid on a monthly basis consistent with each loan’s terms.

Additionally, the Company established a separately managed account (“SMA”) with an external full-service investment advisor and transferred an allotted amount of the Company’s bitcoin holdings to be actively managed under such agreement. The SMA is managed within defined parameters intended to generate returns while limiting downside risk, and it maintains liquidity with short-term notice. Similar to bitcoin loaned or pledged as collateral, bitcoin transferred to the SMA is initially measured at fair value upon transfer and subsequently remeasured at fair value at the end of each reporting period. As of December 31, 2025, the Company terminated the SMA agreement and withdrew all remaining bitcoin held in the SMA.

The digital asset receivable balance is evaluated for possible credit losses, in accordance with ASC 326, Financial Instruments – Credit Losses. The allowance for credit losses on digital assets receivables under the current expected credit loss (“CECL”) model is determined by utilizing the probability of default (“PD”) loss given default (“LGD”) approach. In order to apply the PD LGD approach, management considers the remaining expected life of the loans and forecasts of future economic conditions. Allowance for credit losses are included in “Other” on the Consolidated Statements of Operations. Refer to Note 5 – Digital Assets, “Digital assets - receivable, net” for further information.

Derivatives

The Company enters into derivative contracts to manage its exposure to fluctuations in the price of bitcoin and energy costs and not for any other purpose. In addition, the Company evaluates its financing and service arrangements to determine whether certain arrangements contain features that qualify as embedded derivatives requiring bifurcation in accordance with ASC 815, Derivatives and Hedging. Embedded derivatives that are required to be bifurcated from the host instrument or arrangement are accounted for and valued as separate financial instruments. There were no embedded derivatives requiring separation from the host instrument as of December 31, 2025 and 2024.

The Company does not elect to designate derivative instruments as hedges for accounting purposes. As such, derivative instruments are recorded at fair value each reporting period as “Derivative instruments” on the Consolidated Balance Sheets, with subsequent changes in fair value and settlements recognized in “Changes in fair value of derivative instrument” on the Consolidated Statements of Operations. The Company classifies derivative assets or liabilities as current or non-current based on whether settlement of the instrument could be required within 12 months of the balance sheet date, and for derivatives with multiple settlements, based on the term of the contract.

Bitcoin Derivatives

From time to time the Company enters into derivative contracts to mitigate bitcoin market pricing volatility risk. During the year ended December 31, 2025 and 2024, the Company recorded a $9.9 million and $0.6 million loss, respectively, on derivatives as a non-operating expense on the Consolidated Statements of Operations, settled through bitcoin.

Energy Derivatives

The Company acquired a commodity swap contract as a result of the GC Data Center Acquisition (as defined below) on January 12, 2024. The commodity swap contract hedges price variability in electricity purchases and expires on December 31, 2027. The commodity swap contract meets the definition of a derivative due to terms that provide for net settlement.

During the second quarter of 2025, the Company amended the commodity swap contract, which lowered the fixed price for electricity and resulted in an $8.2 million loss adjustment recorded in “Change in fair value of derivative instrument” on the Consolidated Statements of Operations.

As of December 31, 2025, the estimated fair value of the Company’s derivative asset instrument was $49.3 million, estimated using observable market-based inputs classified under Level 2 of the fair value hierarchy. The significant assumptions used in the discounted cash flow model to estimate fair value include the discount rate and electricity forward curves.

The following table presents changes in fair value of the derivative instrument for the years ended December 31, 2025 and 2024:

(in thousands)
Balance at December 31, 2023	$—
Commodity swap contract	10,989
Change in fair value of derivative instrument	(2,043)
Balance at December 31, 2024	8,947
Change in fair value of derivative instrument	40,372
Balance at December 31, 2025	$49,319

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

During the year ended December 31, 2025, the Company recorded an impairment of $26.0 million related to certain mining rigs damaged by severe storms. Refer to Note 7 – Property and Equipment, for further information.

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

As part of the Company’s policy to maximize return on strategic investment opportunities, while preserving capital and limiting downside risk, the Company may at times enter into equity investments. The nature and timing of the Company’s investments will depend on available capital at any particular time and the investment opportunities identified and available to the Company. However, the Company generally does not make investments for speculative purposes and does not intend to engage in the business of making investments.

Leases

The Company determines if an arrangement contains a lease at inception based on whether or not the Company has the right to control the asset during the contract period and other facts and circumstances. At lease inception, the Company determines the lease classification as either an operating or finance lease, with classification effecting the expense recognition on the Consolidated Statements of Operations. For leases with terms longer than 12 months, a lease liability is recorded on the Company’s Consolidated Balance Sheets for the present value of its fixed minimum payment obligations over the lease term, including renewal extension options, and a corresponding right-of-use (“ROU”) asset equal to the initial lease liability is recorded, adjusted for any prepayments, indirect costs and lease incentives, as well as adjustments to reflect favorable or unfavorable terms of an acquired lease when compared to market terms at the time of an acquisition. Refer to Note 17 – Leases, for further information.

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

During the Company’s annual goodwill impairment assessment for the year ended December 31, 2025, the Company concluded that the carrying amount of its reporting unit exceeded the fair value and recognized a goodwill impairment of $82.8 million. Refer to Note 9 – Goodwill and Intangible Assets, for further information.

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

Third-Party Hosting and Other Energy Costs

The Company considers third-party hosting and other energy costs as power expenses paid to power providers for power consumed related to third party hosted Bitcoin mining operations, as well as other digital asset mining operation energy costs. As of December 31, 2025, the Company has third party hosting agreements extending through 2028. Refer to Note 18 – Commitments and Contingencies, for further information.

Stock-based Compensation

The Company recognizes stock-based compensation expense for awards to employees and non-employees based on the grant date fair value of the award and uses the graded-vesting method to recognize expense on a straight-line basis over the requisite service period from the date of grant of the award for each separately vesting tranche. The grant date fair value of awards with market-based conditions is determined using the Monte Carlo simulation model. Restricted stock units represent the right to receive a certain number of shares of the Company’s common stock, with vesting subject to a service requirement. Performance-based stock units represent the right to receive a number of shares of the Company’s common stock based on the achievement of performance-based measures or market-based conditions, with vesting subject to a service requirement. At each reporting date, the Company reassesses the level of expected achievement of performance-based measures and records any resulting cumulative adjustment in the period of reassessment. The Company accounts for forfeitures as they occur, rather than estimated expected forfeitures at the grant date, resulting in a true-up of expense to reflect actual vesting outcomes. Refer to Note 14 – Stock-based Compensation, for further information.

Research and Development

Research and development costs consist primarily of contractor costs, equipment, supplies, personnel, and related expenses for research and development activities. Research and development costs are expensed as incurred in accordance with ASC 730, Research and Development, and are included in operating expenses in the Consolidated Statements of Operations. Research and development costs were $30.1 million, $13.2 million and $2.8 million, for the years ended December 31, 2025, 2024 and 2023 respectively.

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

During the third quarter of 2025, the Company’s management committed to and initiated a restructuring plan to reorganize its technology operations, transitioning from a centralized technology unit to a model that embeds technological expertise and capabilities across the business. As part of this strategic shift, the Company decided to exit its two-phase immersion cooling product line and reallocate resources to other strategic opportunities.

Restructuring costs incurred during the year ended December 31, 2025, primarily consisted of asset write-off charges, contract termination costs and facility exit costs of $23.8 million, recorded on the Consolidated Statements of Operations. The majority of the actions of the restructuring plan were completed in the third quarter of 2025.

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

ASC 740, Income Taxes (“ASC 740”), also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

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

In September 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal Use Software (“ASU 2025-06”). ASU 2025-06 eliminates accounting consideration of software project development stages and clarifies the threshold applied to begin capitalizing costs. The new standard is effective for the Company for its annual and interim periods beginning January 1, 2028, and permits prospective, modified prospective, retrospective or early adoption. The Company is currently evaluating the impact of adopting the standard.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides an optional practical expedient when applying the guidance related to the estimate of expected credit losses for current accounts receivables and current contract assets resulting from transactions arising from contracts with customers. The new standard is effective for the Company for its annual periods beginning January 1, 2026, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (“ASU 2025-03”), which amends the guidance for identifying the accounting acquirer in transactions involving the acquisition of a variable interest entity that meets the definition of a business. The guidance is intended to reduce diversity in practice and improve consistency in the application of acquisition accounting. The new standard is effective for the Company for its annual periods beginning January 1, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.

In March 2025, the FASB issued ASU 2025-02, Liabilities (405): Amendments to SEC Paragraph Pursuant to SEC Staff Accounting Bulletin No. 122 (“ASU 2025-02”). ASU 2025-02 amends the Accounting Standard Codification to remove the text of SEC Staff Accounting Bulletin (“SAB”) 121, as rescinded by SAB 122. The new standard became effective immediately and did not have a material impact on the Company’s Consolidated Financial Statements.

In December 2024, the FASB issued ASU 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments (“2024-04”). ASU 2024-04 clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion to improve relevance and consistency. The new standard is effective for the Company for its annual periods beginning January 1, 2026 and interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires additional disclosures of certain expenses in the notes of the financial statements, to provide enhanced transparency into the expense captions presented on the Consolidated Statements of Operations. Additionally, in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), to clarify the effective date of ASU 2024-03. The new standard is effective for the Company for its annual periods beginning January 1, 2027 and for interim periods beginning January 1, 2028, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires entities to disclose specific rate reconciliations, amount of income taxes separated by federal and individual jurisdiction, and the amount of income (loss) from continuing operations before income tax expense (benefit) disaggregated between federal, state, and foreign. The new standard is effective for the Company for its annual periods beginning January 1, 2025, with early adoption permitted. The Company adopted ASU 2023-09 effective as of January 1, 2025 on a prospective basis, and has included the new tax disclosure requirements within our Form 10-K. Refer to Note 11 – Income Taxes, for further information.

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

The following table summarizes the components of total purchase consideration:

(in thousands)	November 5, 2024
Initial cash consideration, net of cash acquired	$59,897
Estimate fair value contingent earn-out and other	7,123
Total purchase consideration	$67,020

The acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805.

The following table summarizes the finalized allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed as of November 5, 2024:

(in thousands)	November 5, 2024
Assets
Other current assets	$2,881
Property and equipment	30,000
Right-of-use asset	12,497
Goodwill	37,414
Customer relationships	1,000
Total assets	$83,792

Liabilities
Lease liability	$12,497
Other long-term liabilities	4,275
Total liabilities	16,772
Total purchase consideration	$67,020

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

The gross contractual amounts receivable was $24.0 million, of which $3.6 million is expected to be uncollectible. During the year ended December 31, 2024, the Company terminated various customer agreements and recognized an $18.4 million charge recorded to “Early termination expenses” on the Consolidated Statements of Operations for the year ended December 31, 2024.

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

Pro Forma Financial Information

The following unaudited pro forma financial information reflects the GC Data Center Acquisition, Garden City Acquisition and Arkon Acquisition by the application of pro forma adjustments to the Company’s historical financial statements as if the acquisition had occurred on January 1, 2023, for the indicated periods:

	Year Ended December 31,
(in thousands, except per share data)	2024	2023
Revenue	$675,045	$492,057
Income before income taxes	623,764	223,636
Earnings per common share:
Basic	$1.89	$1.14
Diluted	1.76	0.81

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

The following table presents the Company’s revenues disaggregated for those arrangements in which the Company is the Operator and Participant:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Revenues from contracts with customers
Mining operator - transaction fees	$9,205	$32,884	$32,598
Mining participant	44,831	32,002	25,101
Hosting services (1)	4,668	31,638	—
Total revenues from contracts with customers	58,704	96,524	57,699
Mining operator - block rewards	829,949	557,575	329,146
Other Revenue (2)	18,440	2,279	663
Total revenues	$907,093	$656,378	$387,508

(1) Hosting services include revenues associated with prior year acquisitions. The Company made a strategic decision to exit hosting services upon acquisitions. Intercompany transactions have been eliminated in consolidation.

(2) Other revenue consists primarily of management fees received and amounts associated with third-party software arrangements used in the Company’s Bitcoin mining operations.

Mining Operator

As Operator, the Company provides transaction verification services to the transaction requester, in addition to the Bitcoin network. Transaction verification services are an output of the Company’s ordinary activities; therefore, the Company views the transaction requester as a customer and recognizes the transaction fees as revenue from contracts with customers under ASC 606. The Bitcoin network is not an entity such that it does not meet the definition of a customer; however, the Company has concluded that it is appropriate to apply ASC 606 by analogy to block rewards earned from the Bitcoin network. The Company is currently entitled to the block reward of 3.125 bitcoin, subsequent to the halving that occurred on April 19, 2024. Prior to the halving, the Company was entitled to the block reward of 6.25 bitcoin from each successful validation of a block. The Company is also entitled to the transaction fees paid by the transaction requester payable in bitcoin for each successful validation of a block. The Company assessed the following factors in the determination of the inception and duration of each individual contract to validate a block and satisfaction of its performance obligation as follows:

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

The Company is entitled to non-cash compensation in the form of block rewards and transaction fees based on the pool operator’s payout model, payable in bitcoin. The payout methodologies differ depending on the type of third-party operated mining pool. Full-Pay-Per-Share (“FPPS”) pools pay block rewards and transaction fees, less mining pool fees and Pay-Per-Share (“PPS”) pools pay block rewards less mining pool fees but no transaction fees. For FPPS and PPS pools, the Company is entitled to non-cash consideration even if a block is not successfully validated by the mining pool operators. Success-based mining pools pay a fractional share of the successfully mined block and transaction fees, reduced by pool operator expenses only if a block is successfully validated.

During the year ended December 31, 2025 and 2024, the Company participated in FPPS mining pools. During 2023, the Company primarily participated in FPPS mining pools and, to a lesser extent, success-based mining pools.

FPPS Mining Pools

The Company primarily participated in mining pools that use the FPPS payout method for the year ended December 31, 2025 and 2024. The Company is entitled to compensation once it begins to perform hash calculations for the pool operator in accordance with the operator’s specifications over a 24-hour period beginning midnight UTC and ending 23:59:59 UTC on a daily basis. The non-cash consideration that the Company is entitled to for providing hash calculations to the pool operator under the FPPS payout method is made up of block rewards and transaction fees less pool operator expenses determined as follows:

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

The Company’s policy is to measure non-cash consideration based on the simple average daily spot rate of bitcoin determined using the Company’s primary trading platform for bitcoin on the date of contract inception, which is the same day that control of the contracted service (hash calculations) is transferred to the pool operator.

Expenses associated with providing hash calculation services to third-party operated mining pools, such as hosting fees, electricity costs, and related fees, are recorded as third party hosting and other energy costs. Depreciation on digital asset mining equipment is recorded as depreciation and amortization.

Hosting Services

The Company operates multiple Bitcoin mining sites, which were acquired during the year ended December 31, 2024, that provide hosting services to institutional-scale crypto mining companies. Hosting services include colocation and managed services. Colocation services include providing mining companies with sheltered data center space, electrical power, cooling, and internet connectivity. Managed services generally include providing customers with technical support and maintenance services, in addition to colocation services. As of December 31, 2025, only one customer remains associated with these hosting services.

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

Expenses associated with providing hosting services are recorded as third-party hosting and other energy costs, and depreciation of hosting equipment is recorded as depreciation and amortization.

NOTE 5 – DIGITAL ASSETS

Digital assets

The following table presents the Company’s significant digital asset holdings as of December 31, 2025 and 2024, respectively:

	As of December 31, 2025
(in thousands, except for quantity)	Quantity	Cost Basis	Fair Value
Bitcoin	38,507	$3,277,867	$3,369,245
Bitcoin - receivable (1)	15,315	1,075,665	1,340,055
Total bitcoin holdings	53,822	4,353,532	4,709,300

Other digital assets		8,585	2,391
Total digital assets held as of December 31, 2025		$4,362,117	$4,711,691

	As of December 31, 2024
(in thousands, except for quantity)	Quantity	Cost Basis	Fair Value
Bitcoin	34,519	$2,415,963	$3,223,989
Bitcoin - receivable (1)	10,374	401,334	968,436
Total bitcoin holdings	44,893	2,817,297	4,192,425

Kaspa	34,817,098	5,624	4,327
Total digital assets held as of December 31, 2024		$2,822,921	$4,196,752

(1) The Company’s bitcoin - receivable holdings include bitcoin loaned or pledged as collateral, excluding the allowance for credit loss. Refer to Note 5 – Digital Assets, “Digital assets - receivable, net,” and Note 16 – Debt, for further information.

The Company earned 33 and 51 bitcoin that were pending distribution from the Company’s equity method investee, the ADGM Entity (as defined below), which are excluded from the Company’s holdings as of December 31, 2025 and 2024, respectively.

The following table presents a roll-forward of the Company’s digital asset holdings during the years ended December 31, 2025 and 2024:

(in thousands)	Bitcoin Fair Value	Other Digital Assets Fair Value
Digital assets at December 31, 2023	$639,660	$—
Additions of digital assets:
Mining	599,436	23,026
Purchases of digital assets	1,943,882	2,978
Dividends from equity method investee	25,299	—
Disposition of digital assets	(133,165)	(19,125)
Realized gain (loss) on digital assets	616,042	(1,255)
Unrealized gain (loss) on digital assets	200,324	(1,297)
Other	1,151	—
Transferred to Digital assets - receivable, net	(668,640)	—
Digital assets at December 31, 2024	3,223,989	4,327
Additions of digital assets:
Mining	873,809	11,583
Purchases	473,734	—
Dividends from equity method investee	18,858	—
Disposition of digital assets	(413,118)	(10,067)
Realized gain on digital assets (1)	154,655	1,445
Unrealized loss digital assets	(454,764)	(4,897)
Other	17,090	—
Transferred to Digital assets - receivable, net	(525,008)	—
Digital assets at December 31, 2025	$3,369,245	$2,391

(1) Realized gains result from digital asset dispositions and from bitcoin that is loaned, actively managed or pledged as collateral.

Digital assets - receivable, net

Lending

Throughout 2024, and once again in the third quarter of 2025, the Company entered into master securities loan agreements with various counterparties that represent digital asset loan receivables to generate returns from a portion of its bitcoin holdings. As of December 31, 2024, a total of 7,377 bitcoin were loaned to counterparties under these agreements. During the year ended December 31, 2025, an additional net 2,000 bitcoin were loaned to counterparties, increasing the total bitcoin loaned under these agreements to 9,377.

Trading

On May 6, 2025, the Company entered into an SMA agreement and transferred approximately 2,000 bitcoin to be actively managed under the arrangement. For the year ended December 31, 2025, the SMA incurred a net loss of approximately $22.1 million. On December 4, 2025, the Company terminated the agreement and withdrew the remaining 1,777 bitcoin held within the SMA, which were returned to the Company and reclassified within “Digital asset, net of current portion.”

Borrowing

As of December 31, 2025 and December 31, 2024, the Company had a total of 5,938 and 2,997 bitcoin pledged as collateral, respectively, in connection with outstanding borrowings under the Line of Credit. Refer to Note 16 – Debt, for further information.

Digital assets - receivable, net consists of the following:

(in thousands)	December 31, 2025	December 31, 2024
Digital asset receivable - lending	$820,468	$688,674
Digital asset receivable - trading	1	—
Digital asset receivable - borrowing	519,586	279,762
Total digital asset receivable	1,340,055	968,436
Less: Allowance for credit loss	(3,187)	(8,379)
Digital assets - receivable, net	$1,336,868	$960,057

The aforementioned digital asset receivables are initially recognized at fair value upon transfer and subsequently remeasured at fair value each reporting period. The changes in fair value are recognized as “Change in fair value of digital assets - receivable, net” on the Consolidated Statements of Operations.

The allowance for credit losses reflects the Company’s current estimate of the potential credit losses associated with the digital assets loaned, transferred to be actively managed, and bitcoin pledged as collateral in connection with outstanding borrowings. The credit loss is recorded as a valuation account, directly offsetting the digital asset receivables on the Consolidated Balance Sheets. Changes in the allowance for credit losses on loans, based on quarterly analyses, are recorded as provision for credit losses within “Other” on the Consolidated Statements of Operations.

In connection with the termination of the SMA agreement and the subsequent return of bitcoin previously actively managed, the related allowance for credit losses was fully released.

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

Given the limited historical data related to digital asset receivables and losses incurred related to digital asset receivables, the Company chose to rely on external data to perform the calculation of expected credit losses. The Company utilized the PD LGD approach to estimate the allowance for credit loss. In order to apply the PD LGD approach, management considered the lifetime of the digital asset receivables, the reasonable and supportable forecast, and the PD LGD.

As of December 31, 2025, the Company recorded a corresponding allowance for credit loss of $3.2 million, based on the PD LGD approach. As of December 31, 2024, the Company had digital asset receivables outstanding and recorded an allowance for credit loss of $8.4 million.

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

As of December 31, 2025 and 2024, such advances to mining equipment vendors totaled approximately $7.7 million and $121.3 million, respectively.

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

As of December 31, 2025 and 2024, such deposits totaled approximately $238.6 million and $259.4 million, respectively.

NOTE 7 – PROPERTY AND EQUIPMENT

The components of property and equipment as of December 31, 2025 and 2024 are as follows:

(in thousands, except useful life)	Useful life (Years)	December 31, 2025	December 31, 2024
Land (1)	—	$3,510	$3,510
Land improvements	9	26,530	26,530
Building and improvements	25	91,486	86,877
Mining rigs	3	2,057,933	1,705,648
Containers	10 - 15	120,000	106,784
Mining and transportation equipment	4 - 15	292,082	124,900
Asset retirement obligation	8 - 15	11,129	7,879
Construction in progress	—	75,653	71,396
Other	7	7,327	9,651
Total gross property, equipment		2,685,650	2,143,175
Less: Accumulated depreciation and amortization		(1,195,015)	(593,684)
Property and equipment, net		$1,490,635	$1,549,491

(1) Refer to Note 17 – Leases, for further information regarding the Company’s finance land lease.

Depreciation expense related to property and equipment was $758.2 million, $403.7 million and $179.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The Company reassessed the expected future use of certain mining rigs, resulting in accelerated depreciation of $110.5 million included in “Depreciation and amortization” on the Consolidated Statements of Operations for the year ended December 31, 2025.

The Company recognized an impairment change for its mining rigs during the year ended December 31, 2025, as described below, but did not incur any other impairment changes for its property and equipment for the years ended December 31, 2024 and 2023.

Storm Damage

During the second quarter of 2025, severe storms damaged certain mining equipment at the Company’s Garden City Bitcoin mining site. As of December 31, 2025, the Company recognized an impairment of $26.0 million related to storm damage included in “Impairment of goodwill and other assets” on the Consolidated Statements of Operations.

Asset Retirement Obligation

The Company’s asset retirement obligations represent the estimated present value of future costs to return a data mining site back to its original state. During the year ended December 31, 2025, the Company recognized an addition of $3.3 million to asset retirement obligations, related to the Wind Farm land lease. Asset retirement obligations are accreted over the term of the leases.

The following table presents the Company’s asset retirement obligation as of December 31, 2025:

(in thousands)	Asset Retirement Obligations
Balance as of December 31, 2023	$—
Obligations incurred during the period	7,879
Accretion	531
Balance as of December 31, 2024	8,410
Obligations incurred during the period	3,250
Accretion	804
Balance as of December 31, 2025	$12,464

NOTE 8 – INVESTMENTS

The components of investments as of December 31, 2025 and 2024 are as follows:

(in thousands)	December 31, 2025	December 31, 2024
Equity method investments	$42,680	$57,447
Other investments	91,134	54,046
Total investments	$133,814	$111,493

Equity Method Investment

The ADGM Entity

On January 27, 2023, the Company entered into a Shareholders’ Agreement to form an Abu Dhabi Global Markets company (the “ADGM Entity”) in which the Company has a 20% ownership interest, which is accounted for as an equity method investment. The ADGM Entity commenced mining operations in September 2023.

The Company’s share of net loss for the year ended December 31, 2025 was $4.7 million, including approximately $13.6 million of depreciation and amortization. For the prior years ended December 31, 2024 and 2023, the

Company’s share of net losses was $1.5 million and $0.6 million, respectively, including approximately $12.4 million and $2.1 million of depreciation and amortization, respectively.

As of December 31, 2025, the Company’s investment in the ADGM Entity was $42.7 million and is reflected in “Investments” on the Consolidated Balance Sheets.

Other Investments

Other investments consist of strategic investments made from time to time in equity securities and SAFE investments.

Investments in Equity Securities

Auradine

As of December 31, 2025, the total carrying amount of the Company’s investment in Auradine, Inc. (“Auradine”) preferred stock was $85.4 million.

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

In addition, the Company recorded an additional $2.7 million gain on investment to adjust the carrying value of its common stock investment in Auradine to an observable price, in accordance with ASC 321. The gain on investments was recorded to “Other” on the Consolidated Statements of Operations.

Other Investments

During the year ended December 31, 2025, the Company wrote off a previous investment of $2.3 million, as the Company believed there were indicators that the carrying value may not be recoverable. The loss on investments was recorded to “Other” on the Consolidated Statements of Operations.

As of December 31, 2025, the Company had no Simple Agreements for Future Equity (“SAFE”) investments. As of December 31, 2024, the Company had two SAFE investments with a carrying value of $1.4 million.

NOTE 9 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

As of December 31, 2025, the Company had $82.8 million of goodwill attributable to the completed acquisitions during the year ended December 31, 2024. Refer to Note 3 – Acquisitions, for further information. There was no additional goodwill during the year ended December 31, 2025.

During the Company’s annual goodwill impairment assessment for the year ended December 31, 2025, management considered a number of factors, including the decline in market capitalization, primarily driven by the significant and sustained decline in the price of bitcoin, affecting operating results and reduced the total value of the Company’s digital asset holdings. Due to these factors, the Company determined that it was more likely than not that the fair value of the reporting unit was less than its carrying value.

Accordingly, the Company performed a quantitative impairment test as part of its annual review. Under the quantitative goodwill impairment test, the Company estimated the fair value of its reporting unit using a market approach, calculated by adjusting the Company’s quoted market capitalization for total debt and cash, cash equivalents and restricted cash. Management concluded that a control premium was not warranted based on prevailing market conditions. To ensure consistency between the fair value and carrying value, non-operating assets, including cash, cash equivalents and restricted cash, digital assets, and digital assets - receivable, net, were excluded from both measurements.

Based on the results, the carrying amount of the Company, including goodwill, exceeded its estimated fair value. As a result, the Company recognized a non-cash goodwill impairment of $82.8 million, included in “Impairment of goodwill and other assets” on the Consolidated Statements of Operations. Following the impairment, there was no remaining goodwill on the Company’s Consolidated Balance Sheets as of December 31, 2025.

Intangible Assets

The following table presents the Company’s finite-lived intangible assets as of December 31, 2025 and 2024, respectively:

	As of December 31, 2025
(in thousands)	Cost	Accumulated Amortization	Other	Net
Customer relationships	$1,000	$(291)	$—	$709
Intellectual property	2,633	(1,536)	(1,097)	—
Capitalized software development costs	287	(8)	—	279
Total intangible assets	$3,920	$(1,835)	$(1,097)	$988

	As of December 31, 2024
(in thousands)	Cost	Accumulated Amortization	Net
Customer relationships	$23,000	$(22,041)	$959
Intellectual property	2,633	(878)	1,755
Total intangible assets	$25,633	$(22,919)	$2,714

During the third quarter of 2025, in connection with the restructuring activities, the Company fully eliminated $1.1 million of internal intellectual property associated with its technology operations. Refer to Note 2 – Summary of Significant Accounting Policies, “Restructuring Costs”, for further information. During the year ended December 31, 2024, the Company fully amortized the customer relationship intangible assets acquired in the GC Data Center Acquisition for $22.0 million due to the Company’s strategic decision to exit the hosting services business and termination of customer relationships during the period.

Amortization expense related to intangible assets was $0.9 million and $22.9 million for the years ended December 31, 2025 and 2024, respectively. There was no amortization expense related to intangible assets for the year ended December 31, 2023.

The following table presents the Company’s estimated future amortization of finite-lived intangible assets as of December 31, 2025:

Year	Amount (in thousands)
2026	$390
2027	390
2028	209
Total	$988

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

The carrying amounts reported on the Consolidated Balance Sheets for cash and cash equivalents, restricted cash, other receivables, deposits, prepaid expenses and other current assets, advances to vendors, accounts payable and accrued expenses approximate their estimated fair market value based on the short-term maturity of these instruments. Additionally, the carrying amounts reported on the Consolidated Balance Sheets for the Company’s operating lease liabilities and other long-term liabilities approximate fair value as the related interest rates approximate rates currently available to the Company.

Financial assets and liabilities are classified in their entirety within the fair value hierarchy based on the lowest level of input that is significant to their fair value measurement. The Company measures the fair value of its marketable securities and investments by taking into consideration valuations obtained from third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of broker-dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities and other observable inputs.

Recurring measurement of fair value

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy for each of those assets and liabilities as of December 31, 2025 and 2024, respectively:

(in thousands)	Total carrying value at December 31, 2025	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Money market accounts	$20,549	$20,549	$—	$—
U.S. government bills and securities	381,927	381,927	—	—
Digital assets	3,371,636	3,371,636	—	—
Digital assets - receivable, net (1)	1,336,868	—	1,336,868	—
Derivative instrument (2)	49,319	—	49,319	—
Liabilities:
Contingent consideration liability (3)	13,758	—	—	13,758

(in thousands)	Total carrying value at December 31, 2024	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Money market accounts	$292,927	$292,927	$—	$—
Digital assets	3,228,316	3,228,316	—	—
Digital assets - receivable, net (1)	960,057	—	960,057	—
Derivative instrument (2)	8,947	—	8,947	—
Liabilities:
Contingent consideration liability (3)	8,138	—	—	8,138

(1) The fair value of digital assets - receivable, net was estimated using the market approach, utilizing observable market prices and other relevant market data, which are considered Level 2 inputs. Refer to Note 5 – Digital Assets, “Digital assets - receivable, net,” for further information.

(2) The fair value of the derivative instrument was estimated using a discounted cash flow approach that considers various assumptions including current market prices and electricity forward curves, which are considered Level 2 inputs. Fluctuations in market prices and electricity forward curves could result in significant increases (decreases) in the fair value of derivative instruments. Refer to Note 2 – Summary of Significant Accounting Policies, “Derivatives,” for further information.

(3) Represents the estimated amount of acquisition-related consideration expected to be paid in the future as of December 31, 2025 for the GC Data Center Acquisition, the Arkon Acquisition and the Wind Farm. Increases or decreases in the probability of achieving the milestones could result in significant changes in the fair value of the contingent consideration. Refer to Note 3 – Acquisitions and Note 18 – Commitments and Contingencies, for further information.

The Company includes money market accounts in cash and cash equivalents on the Consolidated Balance Sheets.

There were no transfers among Levels 1, 2 or 3 during the years ended December 31, 2025 and 2024.

Fair value of financial instruments not recognized at fair value

The following tables present information about the Company’s financial instruments that are not recognized at fair value on the Consolidated Balance Sheets as of December 31, 2025 and 2024:

(in thousands)	Total carrying value at December 31, 2025	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Notes payable	$3,249,927	$2,617,165	$—	$—

(in thousands)	Total carrying value at December 31, 2024	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Notes payable	$2,246,578	$1,974,398	$—	$—

There were no transfers among Levels 1, 2 or 3 during the years ended December 31, 2025 and 2024.

NOTE 11 – INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry-forwards. ASC 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

Effective January 1, 2025, the Company adopted ASU 2023-09 on a prospective basis, which enhances the transparency and decision usefulness of income tax disclosures in our financial statements. This update requires entities to disclose a detailed reconciliation of the federal statutory income tax rate to the effective tax rate and the disaggregation of income (loss) before income taxes, income tax benefit (expense) and income taxes paid, net of refunds by domestic federal, domestic state, and foreign jurisdictions. Furthermore, changes in unrecognized tax benefits must be categorized based on their relation to current or prior annual reporting periods.

For the years ending December 31, 2025, 2024 and 2023, income (loss) before taxes is as follows:

	For the Year Ended December 31,
(in thousands)	2025	2024	2023
United States	$(1,359,671)	$616,503	$277,599
Foreign	(8,597)	—	—
Income (loss) before income taxes	$(1,368,268)	$616,503	$277,599

The components of the provision for income taxes are as follows:

	For the Year Ended December 31,
(in thousands)	2025	2024	2023
Current income tax expense
Federal	$159	$—	$—
State	2,112	2,278	1,140
Total current income tax expense	2,271	2,278	1,140
Deferred tax expense (benefit)
Federal	(263,213)	142,087	66,129
State	(9,838)	9,090	1,659
Total deferred tax expense (benefit)	(273,051)	151,177	67,788
Change in valuation allowance	214,404	(77,960)	(52,502)
Net deferred tax expense after valuation allowance (benefit)	(58,647)	73,217	15,286
Income tax provision (benefit)	$(56,376)	$75,495	$16,426

A reconciliation of the provision of income taxes to the amount computed by applying the U.S. federal income tax rate of 21% to income before income taxes after the adoption of ASU 2023-09 is as follows:

	For the Year Ended December 31,
(in thousands, except for percentage data)	2025
Federal income tax expense at the statutory rate	$(287,249)	21.0%
Domestic federal:
Tax Credits:
Research and development credits	(2,325)	0.2%
Nontaxable or nondeductible items:
Compensation adjustments	23,060	(1.7)%
Political contribution	279	—%
Controlled foreign company reversal	1,411	(0.1)%
Other	185	—%
Changes in valuation allowance	206,966	(15.1)%
Domestic state income taxes, net of federal tax expense	(781)	0.1%
Foreign tax effects:
United Arab Emirates	728	(0.1)%
Worldwide changes in unrecognized tax benefits	581	—%
Other	769	(0.1)%
Effective tax rate	$(56,376)	4.1%

A reconciliation of the provision for income taxes to the about computed by applying the U.S. federal income tax rate of 21% to income before income taxes prior to the adoption of ASU 2023-09 is as follows:

	For the Year Ended December 31,
(in thousands, except percentage data)	2024		2023
Federal income tax expense at the statutory rate	$129,517	21.0%	$58,296	21.0%
State income taxes, net of federal tax expense	10,872	1.8%	2,559	0.9%
Executive compensation deduction limitation	21,241	3.4%	2,587	0.9%
Excess tax benefit related to share-based compensation	(2,696)	(0.4)%	470	0.2%
Non-deductible other expenses	1,349	0.2%	1,798	0.6%
Change in valuation allowance	(77,960)	(12.6)%	(52,502)	(18.9)%
Prior year true-ups	—	—%	3,346	1.2%
Other, net	(6,828)	(1.1)%	(128)	—%
Income tax expense	$75,495	12.3%	$16,426	5.9%

Components of deferred tax assets and liabilities at December 31, 2025 and 2024 are presented below:

(in thousands)	December 31, 2025	December 31, 2024
Deferred tax assets:
Tax credit carryforwards	$3,945	$2,201
Net operating loss carryforwards	257,836	120,224
Intangible assets	23,640	5,836
Property and equipment	27,772	10,463
Stock compensation	13,970	10,435
Disallowed interest	—	2,254
Bad debt reserve	9,864	9,830
Research and development costs	8,163	7,867
Accruals, reserves and other	2,889	3,589
Capital losses	—	283
Gain on hedge instruments	4,257	4,243
Total gross deferred tax assets	352,336	177,225
Less: Valuation allowance	(214,404)	—
Net deferred tax assets	137,932	177,225

Deferred tax liabilities:
Unrealized gains	(8,756)	—
Gain on investment	(3,640)	(912)
Digital assets	(155,393)	(264,816)
Total gross deferred liabilities	(167,789)	(265,728)
Net deferred tax liability	$(29,857)	$(88,503)

As of December 31, 2025, the valuation allowance for deferred tax assets was $214.4 million. There was no valuation allowance for deferred tax assets as of December 31, 2024. Accordingly, the valuation allowance increased by $214.4 million for the year ended December 31, 2025. The increase was primarily attributable to cumulative losses and the expected timing of taxable temporary differences related to the Company’s bitcoin holdings, which reduced the Company’s ability to support realization of its deferred tax assets. Based on management’s evaluation of all available positive and negative evidence, management concluded that it is more-likely-than-not that the Company will not realize all of its deferred tax assets in the United States. Accordingly, the Company recorded a valuation allowance to reduce deferred tax assets to the amount expected to be realized. Changes in the fair market value of bitcoin in future periods may result in corresponding increases or decreases to the valuation allowance.

As of December 31, 2025, the Company has federal and state net operating loss carryforwards of $1.4 billion, which are available to offset future taxable income.

The Company has the following attributes and credit carryforwards:

(in thousands)	Gross Amount	Expiring
Federal net operating loss carryforwards	$1,503	2035
Federal net operating loss carryforwards	1,187,941	Indefinite
State net operating loss carryforwards	255,563	Various
Federal tax credit carryforwards	3,904	2040-2044
State tax credit carryforwards	40	Indefinite

Section 382 and Section 383 of the Internal Revenue Code impose annual limitations on the utilization of U.S. tax attribute carryforwards following a change of control. Based on the Company’s analysis, approximately $83.9 million of tax attributes were subject to limitation under Section 382 and 383 as of December 31, 2025. As a result of these limitations, $29.7 million of such attributes are expected to expire unutilized.

A reconciliation of the beginning and ending amount of total unrecognized tax benefits for the tax years ended December 31, 2025, 2024 and 2023 is as follows:

(in thousands)	2025	2024	2023
Balance, beginning of year	$5,857	$5,296	$5,252.00
Change in prior year tax positions	(24)	1	(31)
Change in current year tax positions	605	560	75
Balance, end of year	$6,438	$5,857	$5,296

The Company has established a reserve against its federal research and development tax credits generated in 2025 and previous years. The Company has also established a reserve related to its executive compensation deduction limitation in 2022.

As of December 31, 2025, the Company had $6.4 million of unrecognized tax benefits, all of which were offset against deferred tax assets. If recognized as of the date, these unrecognized tax benefits would result in a $6.4 million favorable impact on the effective rate on income from continuing operations. The Company accrues interest and penalties related to uncertain tax positions as a component of income tax expense on the Consolidated Statements of Operations. No interest and penalties were recognized or accrued for the years ended December 31, 2025 and 2024. The Company does not anticipate that any of its remaining unrecognized tax benefits will be recognized in the next twelve months.

The Company files federal and state income tax returns. The 2021-2024 tax years generally remain subject to examination by the IRS and various state taxing authorities, although the Company is not currently under examination in any jurisdiction.

For the year ended December 31, 2025, the Company paid $2.0 million in cash income taxes, net of refunds. No cash income taxes, net of refunds were paid to U.S. federal or foreign tax authorities during the year. The $2.0 million represents cash income taxes paid, net of refunds, to the State of Texas, partially offset by immaterial refunds received from other jurisdictions.

NOTE 12 – NET INCOME (LOSS) PER SHARE

Net income (loss) per share is calculated in accordance with ASC 260, Earnings Per Share. Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. For the year ended December 31, 2025, 2024 and 2023, the Company recorded net income (loss) and as such, the Company calculated the impact of dilutive common stock equivalents in determining diluted earnings per share.

The following table presents the total potential securities that were excluded from the computation of net income (loss) per diluted share of common stock, as their inclusion would have been anti-dilutive:

	For the Year Ended December 31,
	2025	2024	2023
Warrants	324,375	324,375	324,375
Restricted stock units	7,644,581	—	—
Performance-based restricted stock units (1)	6,945,601	—	—
Convertible Notes (2)	81,852,078	—	—
Series A Preferred Stock	—	—	322,654
Total anti-dilutive shares	96,766,635	324,375	647,029

(1) Anti-dilutive performance-based restricted stock units are presented up to 249% as the maximum potential number of shares that may vest. Refer to Note 14 – Stock-based Compensation, for further information.

(2) Refer to Note 16 – Debt, for further information.

The following table sets forth the computation of basic and diluted income (loss) per share:

	For the Year Ended December 31,
(in thousands, except share and per share data)	2025	2024	2023
Basic earnings per share of common stock:
Net income (loss) attributable to common stockholders - basic	$(1,311,480)	$541,253	$259,052
Weighted average shares of common stock - basic	355,167,578	289,961,989	183,855,570
Net income (loss) per share of common stock - basic	$(3.69)	$1.87	$1.41

Diluted earnings per share of common stock:
Net income (loss) attributable to common stockholders - basic	$(1,311,480)	$541,253	$259,052
Add: Notes interest expense, net of tax	—	6,364	7,421
Less: Gain from extinguishment of debt, net of tax	—	(10,278)	(62,909)
Net income (loss) attributable to common stockholders - diluted	$(1,311,480)	$537,339	$203,564
Weighted average shares of common stock - basic	355,167,578	289,961,989	183,855,570
Restricted stock units	—	4,492,213	330,928
Performance-based restricted stock units	—	849,739	—
Convertible Notes	—	16,537,406	8,106,779
Weighted average shares of common stock - diluted	355,167,578	311,841,347	192,293,277
Net income (loss) per share of common stock - diluted	$(3.69)	$1.72	$1.06

NOTE 13 – STOCKHOLDERS’ EQUITY

Common Stock

On February 19, 2025, the Company’s stockholders approved an amendment to the Company’s articles of incorporation that increased the amount of common stock authorized for issuance to 800,000,000 with a par value of $0.0001 per share.

At-the-Market Offering Agreements

On March 28, 2025, the Company commenced a new at-the-market (“ATM”) offering program, which replaced the 2024 ATM (as defined below), with Barclays Capital Inc., BMO Capital Markets Corp., BTIG, LLC, Cantor Fitzgerald & Co., Guggenheim Securities, LLC, H.C. Wainwright & Co., LLC and Mizuho Securities USA LLC acting as the sales agents (collectively, the “Agents”) pursuant to an ATM agreement (the “2025 ATM”), under which the Company may offer and sell shares of its common stock from time to time through the Agents having an aggregate offering price of up to $2.0 billion. During the year ended December 31, 2025, the Company sold 29,910,760 shares of common stock for an aggregate purchase price of $471.8 million. Net offering expenses for the year ended December 31, 2025 was $2.4 million. There was no ATM activity during the fourth quarter of 2025.

In February 2024, the Company commenced an ATM offering program pursuant to an ATM agreement (the “2024 ATM”), under which the Company had the right to offer and sell shares of its common stock from time to time having an aggregate offering price of up to $1.5 billion. During the years ended December 31, 2025, the Company sold 5,428,548 shares of common stock for an aggregate purchase price of $100.1 million, net of offering expenses of $2.6 million, and concluded the 2024 ATM.

NOTE 14 – STOCK-BASED COMPENSATION

2018 Equity Incentive Plan

The Company’s Amended and Restated 2018 Equity Incentive Plan (the “2018 Plan”) provides for the issuance of stock options, restricted stock, restricted stock units (“RSUs”), preferred stock and other awards to employees, directors, consultants and other service providers.

In June 2025, the Company’s stockholders approved an amendment to the 2018 Plan that increased the number of shares authorized for issuance thereunder by 18,000,000 shares. As of December 31, 2025, the Company had an aggregate of 28,268,139 shares of common stock reserved for future issuance under the 2018 Plan.

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

A summary of the Company’s service-based RSU activity is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2023	5,765,529	$9.4
Granted	7,793,855	18.29
Forfeited	(728,632)	14.46
Vested	(4,841,985)	12.99
Nonvested at December 31, 2024	7,988,767	$15.44
Granted	5,526,144	14.78
Forfeited	(1,379,929)	16.71
Vested	(4,490,401)	14.14
Nonvested at December 31, 2025	7,644,581	$15.50

As of December 31, 2025, there was approximately $51.8 million of aggregate unrecognized stock-based compensation related to unvested service-based RSUs that is expected to be recognized over the next 2.8 years.

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

A summary of the Company’s PSU activity is as follows:

	Number of PSUs	Weighted Average Grant Date Fair Value (1)
Nonvested at December 31, 2023	—	$—
Granted	3,016,773	49.05
Forfeited	(2,696)	14.12
Vested	(753,465)	49.05
Nonvested at December 31, 2024	2,260,612	$49.05
Granted	3,894,491	16.18
Forfeited	(831,477)	33.88
Vested	(1,525,485)	44.79
Nonvested at December 31, 2025	3,798,141	$20.38

(1) Weighted average grant date fair value reflects the incremental impact of the Company’s modified 2024 LTIP awards, which resulted in a 200% achievement of the target level as of the December 2024 modification date.

As of December 31, 2025, there was approximately $54.8 million of aggregate unrecognized stock-based compensation related to unvested PSUs that is expected to be recognized over the next 1.9 years.

Common Stock Warrants

As of December 31, 2025, the Company’s issued and outstanding common stock warrants had no change from December 31, 2024. The Company continues to have 324,375 outstanding warrants, at a weighted average exercise price of $25.00, that are expected to expire in January 2026.

Stock-based Compensation Expense

The following table presents a summary of the Company’s stock-based compensation expense, by award type:

	For the Year Ended December 31,
(in thousands)	2025	2024	2023
Performance-based restricted stock units	$87,321	$47,301	$—
Restricted stock units	84,974	110,341	32,644
Total stock-based compensation expense	$172,295	$157,642	$32,644

The following table presents information about stock-based compensation expense by financial statement line item on the Company’s Consolidated Statements of Operations:

	For the Year Ended December 31,
(in thousands)	2025	2024	2023
Operating and maintenance costs	$2,021	$—	$—
General and administrative	168,641	157,642	32,644
Research and development	1,633	—	—
Total stock-based compensation expense	$172,295	$157,642	$32,644

NOTE 15 – ACCRUED EXPENSES

As of December 31, 2025 and 2024, the Company’s accrued expenses consisted of the following:

(in thousands)	December 31, 2025	December 31, 2024
Interest	$2,168	$2,500
Non-income taxes	6,548	10,237
Compensation and related expenses	21,430	13,578
Termination and legal fees	15,342	11,975
Utility expenses	17,920	17,931
Professional fees	12,097	15,186
Other	11,480	5,480
Total accrued expenses	$86,985	$76,887

NOTE 16 – DEBT

The net carrying value of the Company’s outstanding debt as of December 31, 2025 and December 31, 2024, consisted of the following:

(in thousands)	December 31, 2025	December 31, 2024
December 2026 Notes	$48,077	$67,492
September 2031 Notes	300,000	300,000
March 2030 Notes	1,000,000	1,000,000
June 2031 Notes	925,000	925,000
August 2032 Notes	1,025,000	—
Line of credit	350,000	200,000
Total debt	3,648,077	2,492,492
Less: unamortized original issue discount and debt issuance costs	(48,150)	(45,914)
Total debt less unamortized original issue discount and debt issuance costs	3,599,927	2,446,578
Less: current portion of long-term debt	(397,845)	—
Total long-term debt	$3,202,082	$2,446,578

As of December 31, 2025, the Company had $350.0 million outstanding under its Line of Credit, with periodic maturities due within the next twelve months. In addition, $48.1 million of the remaining principal of the December 2026 Notes is due within the next twelve months. The Company has historically accessed capital markets, refinanced existing debt and issued new debt; however, such financing may not always be available. As of December 31, 2025, the Company believes it has sufficient liquid resources, including cash and cash equivalents of $547.1 million and the fair value of the Company’s bitcoin holdings of $4.7 billion, to meet its current obligations.

Convertible Senior Notes

The Company issued the following convertible notes (collectively, the “Convertible Notes”) in private offerings:

•$1.025 billion aggregate principal amount of 0.0% Convertible Senior Notes due 2032 (the “August 2032 Notes”)

•$925.0 million aggregate principal amount of 0.0% Convertible Senior Notes due 2031 (the “June 2031 Notes”)

•$1.0 billion aggregate principal amount of 0.0% Convertible Senior Notes due 2030 (the “March 2030 Notes”)

•$300.0 million aggregate principal amount of 2.125% Convertible Senior Notes due 2031 (the “September 2031 Notes”)

•$747.5 million aggregate principal amount of 1.0% Convertible Senior Notes due 2026 (the “December 2026 Notes”)

The following table summarizes the key terms of each of the Convertible Notes:

	December 2026	September 2031	March 2030	June 2031	August 2032
Issuance Date	November 2021	August 2024	November 2024	December 2024	July 2025
Maturity Date	December 1, 2026	September 1, 2031	March 1, 2030	June 1, 2031	August 1, 2032
Remaining Principal (in thousands)	$48,077	$300,000	$1,000,000	$925,000	$1,025,000
Stated Interest Rate	1.0%	2.125%	0.0%	0.0%	0.0%
Interest Payment Dates	June 1 & December 1	March 1 & September 1	March 1 & September 1	June 1 & December 1	February 1 & August 1
Net Proceeds (1) (in thousands)	$728,082	$291,595	$979,176	$907,908	$1,014,022
Effective Interest Rate	1.0%	2.6%	0.4%	0.3%	0.1%
Date of Holder Put Option (2)	N/A	March 1, 2029	December 1, 2027	June 4, 2027 and June 4, 2029	January 4, 2030
Initial Conversion Rate	13.1277	52.9451	38.5902	28.9159	49.3619
Initial Conversion Price	$76.17	$18.89	$25.91	$34.58	$20.26
Share Principal Price	$1,000	$1,000	$1,000	$1,000	$1,000

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

(2) Date of Holder Put Option represents the dates upon which noteholders of the applicable Convertible Notes may require the Company to repurchase for cash all and any portion of their respective Notes at a repurchase price equal to 100% of the principal amount of such Notes to be repurchased, plus accrued and unpaid special interest to, but excluding, the repurchase date.

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

As of December 31, 2025, the aggregate outstanding balance on the Line of Credit was $350.0 million, and 5,938 bitcoin remained collateralized. The Line of Credit includes provisions requiring the collateral to be balanced against the outstanding borrowings. If the value of the collateral securing our borrowings fluctuates below or above a set threshold, the Company will be required to contribute additional collateral, or may withdraw excess collateral, as applicable, to maintain the agreed-upon level.

The following table summarizes the Company’s remaining principal repayments on outstanding debt as of December 31, 2025:

Year	Remaining Payments (in thousands)
2026	$398,077
2027	—
2028	—
2029	—
2030	1,000,000
Thereafter	2,250,000
Total	$3,648,077

NOTE 17 – LEASES

As of December 31, 2025, the Company had operating and finance leases primarily for office space, mining facilities and land in the United States.

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

The following table presents the assets and liabilities related to the Company’s operating and finance leases as of December 31, 2025 and 2024:

(in thousands)		December 31, 2025	December 31, 2024
Assets	Balance Sheet Classification
Operating lease ROU assets	Operating lease right-of-use assets	$32,324	$16,874
Finance lease ROU assets	Property and equipment, net	2,847	2,877
Total ROU assets		$35,171	$19,751

Liabilities
Current portion:
Operating lease liabilities	Operating lease liabilities, current portion	$1,722	$239
Finance lease liability	Finance lease liability, current portion	173	168
Long-term portion:
Operating lease liabilities	Operating lease liabilities, net of current portion	39,714	22,977
Finance lease liability	Finance lease liability, net of current portion	3,817	3,709
Total lease liabilities		$45,426	$27,093

Lease costs are recorded on a straight-line basis within operating expenses. The Company’s total lease expenses are comprised of the following:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Lease costs:
Operating lease cost	$5,322	$838	$315
Finance lease cost:
Amortization of ROU asset (1)	30	22	—
Interest on lease liabilities	280	—	—
Short-term lease rent expense	390	59	36
Variable lease cost	104,802	107,420	80,108
Total rent expense	$110,824	$108,339	$80,459

(1) Amortization of finance lease ROU asset is included in “Depreciation and amortization” on the Consolidated Statements of Operations.

Additional information regarding the Company’s leasing activities is as follows:

	Year Ended December 31,
	2025	2024	2023
Operating cash flows from operating leases	$2,769	$629	$(32)
Operating cash flows from finance lease	280	—	—
Financing cash flows from finance lease	168	163	$—

Weighted-average remaining lease term (in years):
Operating leases	19.4	9.1	3.2
Finance lease	95.3	96.3	—
Weighted-average discount rate:
Operating leases	7.2%	7.0%	5.0%
Finance lease	7.2%	7.2%	—%

The following table presents the Company’s future minimum lease payments as of December 31, 2025:

(in thousands)
Year	Operating Leases	Finance Lease
2026	$4,525	$173
2027	6,170	178
2028	5,948	183
2029	5,810	189
2030	5,765	194
Thereafter	46,866	88,714
Total	75,084	89,631
Less: Imputed interest	(33,648)	(85,641)
Present value of lease liability	$41,436	$3,990

NOTE 18 - COMMITMENTS AND CONTINGENCIES

Commitments

Acquisitions and Partnerships

During the year ended December 31, 2025, the Company and MARA France SAS, a wholly owned subsidiary of the Company, entered into an investment agreement to acquire a majority ownership interest in Exaion SaS (“Exaion”), a subsidiary of EDF Pulse Ventures, for approximately $174.5 million, subject to regulatory and antitrust approvals and other customary closing conditions. All required approvals and closing conditions were subsequently satisfied, and the acquisition closed on February 20, 2026. Exaion specializes in high-performance computing data centers and provides secure cloud and AI infrastructure. Under the terms of the agreement, the Company has the option to increase its ownership through additional contingent payments dependent on the achievement of certain performance milestones, as specified in the investment agreement. Any contingent payments, if made, will be recognized as additional purchase consideration upon settlement.

Subsequent to the year ended December 31, 2025, the Company entered into a strategic agreement (the “Strategic Agreement”) with Starwood Digital Ventures (“Starwood”) to jointly develop, finance and operate AI and HPC infrastructure. Under the Strategic Agreement, the Company has committed to contribute certain sites to and retain up to 50% ownership interest in a newly formed joint venture.

Miners and Other Mining Equipment

As of December 31, 2025, the Company has paid approximately $321.8 million in deposits and payments toward the purchase of miners and other mining equipment pursuant to new and existing purchasing agreements. The remaining commitment of approximately $42.0 million is due in periodic installments throughout 2026.

The Company contracts with service providers for hosting its equipment and operational support in data centers where its equipment is deployed. Under these arrangements, the Company expects to pay at minimum approximately $510.8 million in total payments over the next three years.

Contingent Consideration Liabilities

In connection with certain acquisitions, the Company may be required to make additional payments to the sellers that are contingent upon the occurrence of future events. The estimated total contingent consideration as of December 31, 2025 was approximately $13.8 million related to the GC Data Center Acquisition, the Arkon Acquisition and the Wind Farm. Refer to Note 3 – Acquisitions, for further information.

The following table presents changes in the estimated fair value of the Company’s contingent consideration liabilities:

(in thousands)
Balance at December 31, 2023	$—
GC Data Center Acquisition	3,523
Arkon Acquisition	4,600
Change in fair value of contingent consideration	15
Balance at December 31, 2024	$8,138
The Wind Farm acquisition	10,000
Change in fair value of contingent consideration	(4,380)
Balance at December 31, 2025	$13,758

Contingencies

Legal Proceedings

The Company from time to time may be subject to various claims, lawsuits and legal proceedings that arise from the ordinary course of business.

In accordance with ASC 450, Contingencies, if a loss contingency associated with the following legal matters are probable to be incurred and the amount of loss can be reasonably estimated, an accrual is recorded on the Consolidated Balance Sheets. As of December 31, 2025, the Company has determined that the liabilities associated with certain litigation matters are not expected to have a material impact on the Company’s Financial Statements. The Company will continue to monitor each related legal issue and adjust accruals as new information becomes available and developments occur.

Moreno v. MARA

On March 30, 2023, a putative class action complaint was filed in the United States District Court for the District of Nevada against the Company and current and former senior management, alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), arising out of the Company’s announcement of accounting restatements on February 28, 2023. On March 29, 2024, the court appointed lead plaintiffs and counsel. On June 4, 2024, lead plaintiffs filed an amended class action complaint, styled as Langer et al. v. Marathon et al. The allegations in the amended complaint are substantially similar to those in the March 30, 2023 putative class action complaint.

On August 5, 2024, defendants moved to dismiss the amended complaint. On December 6, 2024, the motion to dismiss the amended class action complaint was fully briefed. On March 3, 2025, the United States District Court for the District of Nevada heard the Company’s motion to dismiss the amended complaint and granted the motion, while also granting the plaintiffs thirty days to amend their complaint to avoid permanent dismissal. On April 2, 2025, lead plaintiffs filed a second amended class action complaint. The Company moved to dismiss the second amended complaint on June 2, 2025. On September 10, 2025, the motion to dismiss the second amended complaint was fully briefed. A hearing on the Company’s motion to dismiss the second amended complaint was held on February 13, 2026.

Derivative Complaints

On June 22, 2023, a shareholder derivative complaint was filed in the Circuit Court of the 17th Judicial Circuit for Broward County, Florida, against certain current members of the Company’s board of directors and senior management, alleging claims for breach of fiduciary duty and unjust enrichment based on allegations substantially similar those in the March 30, 2023 putative class action complaint in Moreno.

On July 8, 2023, a second shareholder derivative complaint was filed in the United States District Court for the District of Nevada against current and former members of the Company’s board of directors and senior management, alleging claims under Sections 14(a), 10(b), and 21D of the Exchange Act and for breach of fiduciary duty, unjust enrichment, and waste of corporate assets, based on allegations substantially similar to the allegations in the March 30, 2023 putative class action complaint in Moreno.

On July 12, 2023, a third shareholder derivative complaint was filed in the United States District Court for the District of Nevada against current and former members of the Company’s board of directors and senior management, alleging claims under Section 14(a) of the Exchange Act and for breach of fiduciary duty, based on allegations substantially similar to the allegations in the March 30, 2023 putative class action complaint in Moreno.

On July 13, 2023, a fourth shareholder derivative complaint was filed in the Circuit Court of the 17th Judicial Circuit for Broward County, Florida (together with the complaint filed on June 22, 2023, the “Florida Derivative Actions”), against current members of the Company’s board of directors and senior management, alleging claims for breach of fiduciary duty, unjust enrichment and waste of corporate assets, based on allegations substantially similar to the allegations in the March 30, 2023 putative class action complaint in Moreno.

On August 14, 2023, the two derivative actions pending in the United States District Court for the District of Nevada were consolidated (the “Nevada Derivative Action”). On April 1, 2024, the United States District Court for the District of Nevada appointed co-lead counsel for plaintiffs in the Nevada Derivative Action. On June 25, 2024, plaintiffs filed an amended consolidated complaint in the Nevada Derivative Action alleging breaches of fiduciary duties, unjust enrichment, waste of corporate assets, claims under Section 14(a) of the Exchange Act and for contribution under Sections 10(b) and 21D of the Exchange Act. On August 9, 2024, the defendants moved to dismiss the amended complaint in the Nevada Derivative Action.

On October 16, 2023, the parties to the derivative actions pending in the Circuit Court of the 17th Judicial Circuit for Broward County, Florida filed an agreed order to stay both actions pending completion of the Nevada Derivative Action. On July 25, 2024, the Florida Derivative Actions were administratively closed.

On November 7, 2024, the motion to dismiss the amended complaint in the Nevada Derivative Action was fully briefed. On February 20, 2025, the United States District Court for the District of Nevada heard the Company’s motion to dismiss the amended complaint and granted the motion, while also granting plaintiffs thirty days to amend to avoid permanent dismissal. On March 21, 2025, plaintiffs filed a second amended consolidated complaint. The Company filed a motion to dismiss the second amended consolidated complaint on May 20, 2025. On August 20, 2025, the motion to dismiss the second amended complaint was fully briefed. A hearing on the Company’s motion to dismiss was held on February 13, 2026.

Ho v. MARA

On January 14, 2021, plaintiff Michael Ho (“Ho”) filed a civil complaint alleging, among other things, that the Company breached a non-disclosure agreement, profited from commercially sensitive information he shared with the Company, and refused to compensate him for his role in securing the Company’s acquisition of an energy supplier. The complaint initially alleged six causes of action: (1) breach of written contract, (2) breach of implied contract, (3) quasi-contract, (4) services rendered, (5) intentional interference with prospective economic relations and (6) negligent interference with prospective economic relations.

On February 22, 2021, the Company filed a general denial of the claims and asserted certain affirmative defenses. On February 25, 2021, the Company removed the action to the United States District Court in the Central District of California. The Company subsequently filed a motion for summary judgment on each cause of action. As a result of the court’s summary judgment ruling and Ho’s voluntary dismissal of certain claims, the only remaining cause of action at the time of verdict was breach of written contract.

On July 8, 2024, the court commenced a jury trial on the sole remaining claim. On July 18, 2024, the jury found that the Company had breached the non-disclosure agreement and returned a verdict in the amount of $138.8 million. On September 18, 2024, the court entered a judgment in the same amount, plus post-judgment interest. The Company has not paid any portion of the award.

On October 16, 2024, the Company filed a renewed motion for judgment as a matter of law (or, in the alternative, for a new trial and remittitur), seeking to overturn or significantly reduce the damages award. On the same date, the Company filed a motion to correct the post-judgment interest rate set forth in the judgment, and Ho filed a motion requesting an award of pre-judgment interest. In the fourth quarter of 2024, the Company obtained a surety bond for the amount owing.

On May 7, 2025, the court denied the Company’s motions for judgment as a matter of law and for a new trial but granted a 20 percent reduction of the jury’s verdict. The court also denied Ho’s motion for pre-verdict prejudgment interest but awarded post-verdict prejudgment interest. On June 2, 2025, the Company filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit, and on September 25, 2025, the Company filed its opening appeal brief. Briefing concluded on January 16, 2026.

Malikie Innovations Ltd. et al v. MARA

On May 12, 2025, Malikie Innovations Ltd., a non-practicing entity (“Malikie”), filed a lawsuit against the Company in the United States District Court for the Western District of Texas, alleging that the Company’s Bitcoin mining operations infringe certain patents relating to cryptographic technologies used in the Bitcoin network. On July 21, 2025, the Company filed a motion to dismiss claims with respect to one of the asserted patents, which remains pending. On December 17, 2025, the Company filed its opening claim construction brief. The parties subsequently completed claim construction briefing, and a Markman hearing is currently scheduled for March 4, 2026.

On December 23 and 24, 2025, the Company filed petitions for ex parte reexamination of each patent asserted by Malikie with the United States Patent and Trademark Office (“PTO”). The PTO is expected to determine whether to grant the requested ex parte reexaminations by April 2026. On January 20, 2026, the Company filed a motion to stay the litigation pending the outcome of the requested ex parte reexaminations.

NOTE 19 - RELATED PARTY TRANSACTIONS

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

During the year ended December 31, 2025, the Company converted $1.2 million from its previously outstanding Auradine SAFE investment into preferred stock and purchased additional shares of Auradine preferred stock for a purchase price of $20.0 million. As of December 31, 2025, the Company’s total investment holdings in Auradine was $85.4 million, reflecting prior purchases of preferred stock, the exercise of a warrant to acquire common stock and adjustments to the carrying value of the investment in accordance with ASC 321. The Company holds one seat on Auradine’s board of directors.

During the years ended December 31, 2025 and 2024, the Company advanced payments of $136.7 million and $84.5 million, respectively, to Auradine for product purchases, with an outstanding balance to be fulfilled of $2.1 million and $40.7 million, at the end of each period, respectively. As of December 31, 2025, the Company had no outstanding commitment to Auradine, as all previously committed amounts had been paid in full.

NOTE 20 – SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION

The following table provides supplemental disclosure of Consolidated Statements of Cash Flows information:

	Year Ended December 31,
	2025	2024	2023
Cash and cash equivalents	$547,132	$391,771	$357,313
Restricted cash	12,000	12,000	—
Total cash, cash equivalents and restricted cash	$559,132	$403,771	$357,313

Supplemental information:
Cash paid during the year for:
Cash paid for income taxes	$2,015	$1,148	$723
Cash paid for interest	32,314	678	7,392

Supplemental schedule of non-cash investing and financing activities:
Series A Preferred Stock accretion to redemption value	$—	$—	$2,121
Digital assets transferred from Digital assets, net of current portion	1,062,915	788,913	—
Digital assets transferred to Digital assets, net of current portion	537,907	120,273	—
Right-of-use asset obtained in exchange for new operating lease liabilities	7,189	—	—
Reclassifications from advances to vendor to property and equipment upon receipt of equipment	273,585	784,155	551,418
Reclassifications from advances to vendor to other assets	—	4,016	—
Property and equipment purchases in other assets	2,556	—
Contingent consideration from acquisition	10,000	—	—
Asset retirement obligation acquired	3,250	—
Exchange of convertible notes for common stock	—	—	318,771
Dividends received from equity method investment	18,858	29,715	2,161
Distribution to noncontrolling interest	1,686	—	—

NOTE 21 – SUBSEQUENT EVENTS

On January 21, 2026, the Company completed an acquisition with Mining of the West, LLC, pursuant to which the Company acquired an operational data center located in central Nebraska with 42 megawatts of total capacity for a $25.0 million cash consideration, subject to customary working capital adjustments.

On February 20, 2026, the Company completed the acquisition of a controlling interest in Exaion, a subsidiary of EDF Pulse Ventures, pursuant to the investment agreement entered into on August 11, 2025, for a $174.5 million cash consideration, subject to customary working capital adjustments.

On February 26, 2026, the Company announced a Strategic Agreement with Starwood, marking an important step toward its AI and HPC initiatives. Under the Strategic Agreement, the Company and Starwood will jointly develop, finance and operate AI and HPC infrastructure on select power-rich sites within the Company’s existing portfolio.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, our management concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate over time.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) or 15d‑15(f) of the Exchange Act) during the fourth quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Director and Officer Trading Plans and Arrangements

On November 24, 2025, Jay Leupp, a member of the Company’s board of directors, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “10b5-1 Plan”).

Mr. Leupp’s 10b5-1 Plan provides for the potential sale of up to 23,504 shares and gift of up to 3,000 shares of the Company’s common stock between April 1, 2026 and the expiration of the 10b5-1 Plan on March 31, 2027.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be disclosed in our Definitive Proxy Statement on Schedule 14A for our 2026 annual meeting of stockholders (the “2026 Proxy Statement”) under the headings “Board and Governance Matters,” “Executive Officers” and “Stock Ownership Information” and is incorporated herein by reference. Our 2026 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025 pursuant to Regulation 14A under the Exchange Act.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be disclosed in our 2026 Proxy Statement under the headings “Executive Compensation” and “Director Compensation” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be disclosed in our 2026 Proxy Statement under the headings “Stock Ownership Information” and “Executive Compensation” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be disclosed in our 2026 Proxy Statement under the heading “Board and Governance Matters” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be disclosed in our 2026 Proxy Statement under the heading “Audit Matters” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual report:

1.Consolidated Financial Statements and Notes to the Consolidated Financial Statements are included in Item 8.

2.Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is shown in the Consolidated Financial Statements or Notes to the Consolidated Financial Statements.

3.Exhibits

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Provided Herewith
3.1	Restated Articles of Incorporation of the Company	Form 10-K	3/3/2025	3.1
3.2	Amended and Restated Bylaws of the Company	Form 10-K	3/3/2025	3.2
4.1	Description of Capital Stock				X
4.2	Indenture, dated as of November 18, 2021, between the Company and U.S. Bank, National Association, as trustee, relating to the 1.00% convertible senior notes	Form 8-K	11/18/2021	4.1
4.3	Indenture, dated as of August 14, 2024, between the Company and U.S. Bank Trust Company, National Association, as trustee, relating to the 2.125% convertible senior notes	Form 8-K	8/14/2024	4.1
4.4	Indenture, dated as of November 20, 2024, between the Company and U.S. Bank Trust Company, National Association, as trustee, relating to the 0.00% convertible senior notes	Form 8-K	11/21/2024	4.1
4.5	Indenture, dated as of December 4, 2024, between the Company and U.S. Bank Trust Company, National Association, as trustee, relating to the 0.00% convertible senior notes.	Form 8-K	12/4/2024	4.1
4.6	Indenture, dated as of July 25, 2025, between the Company and U.S. Bank Trust Company, National Association, as trustee, relating to the 0.00% convertible senior notes	Form 8-K	7/28/2025	4.1
4.7	Form of Common Stock Purchase Warrant	Form S-1	6/29/2020	4.5

4.8	Certificate of Designation of Series X Preferred Stock	Form 8-K	1/10/2025	3.1
4.9	Certificate of Withdrawal, dated February 21, 2025	Form 8-K	2/21/2025	3.2
10.1	Form of Capped Call Confirmation	Form 8-K	7/28/2025	10.1
10.2*	Investment Agreement, dated August 11, 2025, between the Company, MARA France SAS, Exaion SAS and EDF Pulse Holding and certain minority holders of Exaion SAS	Form 8-K	8/11/2025	10.1
10.3	Amendment Agreement to the Investment Agreement, dated January 30, 2026, between the Company, MARA France SAS, EDF Pulse Holding, Exaion SAS, and certain minority holders of Exaion SAS				X
10.4#	Amended and Restated 2018 Equity Incentive Plan	Form 10-K	2/28/2024	10.1
10.5#	First Amendment to Amended and Restated 2018 Equity Incentive Plan	Form 8-K	6/28/2024	10.1
10.6#	Second Amendment to Amended and Restated 2018 Equity Incentive Plan	Form 8-K	6/27/2025	10.1
10.7#	Form of Restricted Stock Unit Agreement	Form 10-K	2/28/2024	10.2
10.8#	2025 Form of Restricted Stock Unit Agreement under the MARA Holdings, Inc. Amended and Restated 2018 Equity Incentive Plan	Form 8-K	2/28/2025	10.1
10.9#	2025 Form of Performance Based Restricted Stock Unit Awards under the MARA Holdings, Inc. Amended and Restated 2018 Equity Incentive Plan	Form 10-Q	5/8/2025	10.6
10.10#	2026 Form of Restricted Stock Unit Agreement under the MARA Holdings, Inc. Amended and Restated 2018 Equity Incentive Plan	Form 8-K	2/25/2026	10.1
10.11#	2026 Form of Performance Based Restricted Stock Unit Awards under the MARA Holdings, Inc. Amended and Restated 2018 Equity Incentive Plan	Form 8-K	2/25/2026	10.2
10.12#	Executive Employment Agreement, dated April 26, 2021, by and between the Company and Fred Thiel	Form 10-K	2/28/2024	10.5
10.13#	Executive Employment Agreement, dated May 31, 2023, by and between the Company and Salman Khan	Form 10-K	2/28/2024	10.8
10.14#	Executive Employment Agreement, dated September 19, 2023, by and between the Company and Zabi Nowaid	Form 10-K	3/3/2025	10.6
10.15	Subscription and Investment Representation Agreement, dated January 8, 2025, by and between the Company and the Purchaser	Form 8-K	1/10/2025	10.1
10.16	At-the-Market Offering Agreement, dated October 24, 2023, between the Company and H.C. Wainwright & Co., LLC	Form S-3	10/24/2023	4.12

10.17	At-the-Market Offering Agreement, dated March 28, 2025, between the Company and Barclays Capital Inc., BMO Capital Markets Corp., BTIG, LLC, Cantor Fitzgerald & Co., Guggenheim Securities, LLC, H.C. Wainwright & Co., LLC and Mizuho Securities USA LLC	Form 8-K	3/28/2025	1.1
10.18	Shareholders’ Agreement, dated January 2023, between the Company and FS Innovation LLC	Form 10-K	3/16/2023	10.63
10.19*	Purchase and Sale Agreement, dated as of March 14, 2024, between APLD – Rattlesnake Den I LLC, and MARA Garden City LLC	Form 8-K	3/18/2024	10.1
10.20*	Strategic Agreement, dated February 26, 2026, by and among the Company and Starwood	Form 8-K	2/26/2026	10.1
19.1	Statement of Policies and Procedures Governing Material Nonpublic Information and the Prevention of Insider Trading	Form 10-K	2/28/2024	19.1
21.1	Subsidiaries of the Company				X
23.1	Consent of Marcum LLP				X
23.2	Consent of PricewaterhouseCoopers LLP				X
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
97.1	Policy for the Recovery of Erroneously Awarded Compensation	Form 10-K	2/28/2024	97.1
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

#	Indicates management contract or compensatory plan.
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

Date:	March 2, 2026

MARA HOLDINGS, INC.

		By:	/s/ Fred Thiel
		Name:	Fred Thiel
		Title:	Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

		By:	/s/ Salman Khan
		Name:	Salman Khan
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Fred Thiel	Chief Executive Officer and Chairman of the Board	March 2, 2026
Fred Thiel	(Principal Executive Officer)

/s/ Salman Khan	Chief Financial Officer	March 2, 2026
Salman Khan	(Principal Financial and Accounting Officer)

/s/ Doug Mellinger	Lead Independent Director	March 2, 2026
Doug Mellinger

/s/ Georges Antoun	Director	March 2, 2026
Georges Antoun

/s/ Janet George	Director	March 2, 2026
Janet George

/s/ Barbara Humpton	Director	March 2, 2026
Barbara Humpton

/s/ Jay Leupp	Director	March 2, 2026
Jay Leupp

/s/ Vicki Mealer-Burke	Director	March 2, 2026
Vicki Mealer-Burke