Form 10-Q
period 2026-03-31
MARA Holdings, Inc.
filed 2026-05-11
CIK 1507605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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

As of April 30, 2026, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 381,270,503.

PART I

MARA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
(in thousands, except share and per share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$513,653	$547,132
Restricted cash	12,000	12,000
Digital assets, current portion	1,903	2,391
Other receivables	25,642	18,540
Deposits	15,648	19,537
Derivative instrument, current portion	1,262	20,340
Prepaid expenses and other current assets	41,000	44,328
Total current assets	611,108	664,268

Other assets:
Digital assets, net of current portion	1,726,995	3,369,245
Digital assets - receivable, net	680,521	1,336,868
Property and equipment, net	1,406,132	1,490,635
Advances to vendors	292	7,651
Investments	131,827	133,814
Long-term deposits	214,522	219,098
Long-term prepaids	3,029	3,029
Operating lease right-of-use assets	34,221	32,324
Derivative instrument, net of current portion	7,012	28,979
Goodwill	90,487	—
Intangible assets, net	43,123	988
Total long-term assets	4,338,161	6,622,631
TOTAL ASSETS	$4,949,269	$7,286,899

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current liabilities:
Accounts payable	$7,843	$12,546
Accrued expenses	105,033	86,985
Notes payable, current portion	47,908	47,845
Line of credit, current portion	150,000	350,000
Operating lease liabilities, current portion	2,617	1,722
Finance lease liability, current portion	173	173
Other current liabilities	17,892	22,604
Total current liabilities	331,466	521,875
See accompanying notes to the Condensed Consolidated Financial Statements

Long-term liabilities:
Notes payable, net of current portion	2,218,261	3,202,082
Operating lease liabilities, net of current portion	41,184	39,714
Finance lease liability, net of current portion	3,817	3,817
Deferred tax liabilities	8,624	29,857
Other long-term liabilities	12,676	12,464
Total long-term liabilities	2,284,562	3,287,934

Commitments and Contingencies (Note 15)

Redeemable Noncontrolling Interest	85,018	—
Equity:
Preferred stock, par value $0.0001 per share, 50,000,000 shares authorized; no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, par value $0.0001 per share, 800,000,000 shares authorized; 380,873,087 shares and 379,464,892 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	38	37
Additional paid-in capital	4,833,967	4,809,550
Accumulated other comprehensive loss	(4,544)	—
Accumulated deficit	(2,597,486)	(1,337,867)
Total stockholders’ equity attributable to MARA	2,231,975	3,471,720
Noncontrolling interests	16,248	5,370
Total equity	2,248,223	3,477,090
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY	$4,949,269	$7,286,899
See accompanying notes to the Condensed Consolidated Financial Statements

MARA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share data)	2026	2025
Revenues	$174,614	$213,884

Costs and operating expenses
Purchased energy costs	44,732	43,481
Operating and maintenance costs	30,632	19,794
Third-party hosting and other energy costs	70,048	68,183
General and administrative	86,857	85,865
Depreciation and amortization	191,556	157,897
Change in fair value of digital assets	714,677	394,162
Change in fair value of derivative instrument	41,045	(26,828)
Taxes other than on income	2,430	3,095
Research and development	8,248	9,298
Restructuring costs	45,885	—
Total costs and operating expenses	1,236,110	754,947
Operating loss	(1,061,496)	(541,063)

Other loss
Change in fair value of digital assets - receivable, net	(303,912)	(116,067)
Net gain from extinguishment of debt	70,557	—
Interest income	10,532	11,995
Interest expense	(10,720)	(9,941)
Equity in net earnings of unconsolidated affiliate	(2,171)	(13)
Other	3,881	2,474
Total other loss	(231,833)	(111,552)

Loss before income taxes	(1,293,329)	(652,615)
Income tax benefit	30,932	119,172
Net loss	$(1,262,397)	$(533,443)
Less: Net loss attributable to noncontrolling interests, including redeemable noncontrolling interest	2,778	244
Net loss attributable to common stockholders	$(1,259,619)	$(533,199)

Net loss per share of common stock - basic and diluted	$(3.31)	$(1.55)
Weighted average shares of common stock - basic and diluted	380,157,050	344,098,009
See accompanying notes to the Condensed Consolidated Financial Statements

MARA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share data)	2026	2025
Net loss	$(1,262,397)	$(533,443)

Other comprehensive loss
Foreign currency translation adjustments	(14)	—

Comprehensive loss	(1,262,411)	(533,443)
Less: Comprehensive loss attributable to noncontrolling interests, including redeemable noncontrolling interest	2,782	244
Comprehensive loss attributable to common stockholders	$(1,259,629)	$(533,199)

See accompanying notes to the Condensed Consolidated Financial Statements

MARA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

For the Three Months Ended March 31, 2026

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests (1)	Total Equity
(in thousands, except share data)	Number	Amount
Balance at December 31, 2025	379,464,892	$37	$4,809,550	$(1,337,867)	$—	$3,471,720	$5,370	$3,477,090
Stock-based compensation	2,284,731	1	31,872	—	—	31,873	—	31,873
Issuance of common stock, net of offering costs	—	—	—	—	—	—	—	—
Issuance of non-controlling interest in subsidiary	—	—	—	—	—	—	11,795	11,795
Repurchase of shares in settlement of restricted stock	(876,536)	—	(7,455)	—	—	(7,455)	—	(7,455)
Distribution to noncontrolling interest	—	—	—	—	—	—	(38)	(38)
Foreign exchange loss on translation	—	—	—	—	(4,544)	(4,544)	—	(4,544)
Net loss	—	—	—	(1,259,619)	—	(1,259,619)	(879)	(1,260,498)
Balance at March 31, 2026	380,873,087	$38	$4,833,967	$(2,597,486)	$(4,544)	$2,231,975	$16,248	$2,248,223

(1) Net loss attributable to noncontrolling interest for the three months ended March 31, 2026 excludes a $1.9 million net loss attributable to redeemable noncontrolling interest, which is presented separately. Refer to Note 2 – Summary of Significant Accounting Policies, “Redeemable Noncontrolling Interest,” for further information.

For the Three Months Ended March 31, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
(in thousands, except share data)	Number	Amount
Balance at December 31, 2024	340,258,453	$34	$4,155,386	$(26,387)	$—	$4,129,033	$6,909	$4,135,942
Stock-based compensation, net of tax withholding	1,741,090	—	49,115	—	—	49,115	—	49,115
Issuance of common stock, net of offering costs	5,428,548	—	100,140	—	—	100,140	—	100,140
Repurchase of shares in settlement of restricted stock	(1,148,688)	—	(20,362)	—	—	(20,362)	—	(20,362)
Distribution to noncontrolling interest	—	—	—	—	—	—	(2,712)	(2,712)
Net loss	—	—	—	(533,199)	—	(533,199)	(244)	(533,443)
Balance at March 31, 2025	346,279,403	$34	$4,284,279	$(559,586)	$—	$3,724,727	$3,953	$3,728,680
See accompanying notes to the Condensed Consolidated Financial Statements

MARA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,262,397)	$(533,443)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	191,556	157,897
Deferred tax benefit	(31,394)	(112,115)
Change in fair value of digital assets and digital assets - receivable, net	1,018,589	510,229
Net gain on investments	—	(12,429)
Stock-based compensation	30,506	49,115
Change in fair value of derivative instrument	41,045	(26,828)
Restructuring costs	45,885	—
Equity in net earnings of unconsolidated affiliate	2,171	13
Net gain on extinguishment of debt	(70,557)	—
Other adjustments from operations, net	(10,156)	2,303
Changes in operating assets and liabilities	(202,737)	(250,230)
Net cash used in operating activities	(247,489)	(215,488)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances to vendors	(629)	(97,432)
Acquisition, net of cash acquired	(196,774)	(36,344)
Purchase of property and equipment	(79,523)	(38,856)
Proceeds from sale of property and equipment	612	3,472
Purchase of intangible assets	(535)	—
Proceeds from sale of digital assets	1,464,778	8,675
Purchase of digital assets	—	(27,131)
Investment in equity method investments	2,357	(2,786)
Purchase of equity investments	—	(19,444)
Net cash provided by (used in) investing activities	1,190,286	(209,846)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	—	100,140
Repurchase of shares in settlement of restricted stock	(7,455)	(20,362)
Borrowings from Line of credit	150,000	150,000
Repayment of Convertible Notes	(912,774)	—
Repayment of Line of credit	(350,000)	—
Contribution from noncontrolling interest	137	—
Proceeds from issuance of noncontrolling interest in subsidiary	11,795	—
Net cash (used in) provided by financing activities	(1,108,297)	229,778

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,642)	—
Net decrease in cash, cash equivalents and restricted cash	(169,142)	(195,556)
Cash, cash equivalents and restricted cash — beginning of period	694,795	403,771
Cash, cash equivalents and restricted cash — end of period	$525,653	$208,215
See accompanying notes to the Condensed Consolidated Financial Statements

MARA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

MARA Holdings, Inc. (together with its subsidiaries, the “Company” or “MARA”) is a digital infrastructure company built to convert energy into high-value compute workloads. The Company primarily leverages Bitcoin mining as its core business. Building on this foundation, the Company has begun pursuing opportunities to expand its infrastructure capacity into adjacent high-value workloads, including artificial intelligence (“AI”), high-performance computing (“HPC”) and critical IT. As the Company’s expansion progresses, it intends to allocate capacity across workloads based on economics and demand to optimize asset utilization. The Company operates across 19 data centers on four continents, for a total energy portfolio of approximately 1.9 gigawatts.

The term “Bitcoin” with a capital “B” is used to denote the Bitcoin protocol which implements a highly available, public, permanent, and decentralized ledger. The terms “bitcoin” with a lower case “b” and “BTC” are used to denote the digital asset, bitcoin.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned and controlled subsidiaries. All intercompany accounts and transactions, including any noncontrolling interest, have been eliminated in consolidation. The Company has prepared the Condensed Consolidated Financial Statements in accordance with generally accepted accounting principles in the United States (“GAAP”) and regulations of the U.S. Securities and Exchange Commission (the “SEC”) applicable to interim financial information, which permit the omission of certain information to the extent it has not changed materially since the latest annual financial statements. These Condensed Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary to state fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any future fiscal periods in 2026 or for the full year ending December 31, 2026.

These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 2, 2026.

Use of Estimates and Assumptions

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include measurement of digital assets and related receivables, fair value of assets acquired and liabilities assumed in a business combination, determination of useful lives of property and equipment and finite-lived intangible assets, recoverability of long-lived assets, impairment of goodwill, valuation of derivative instruments, stock-based compensation, deferred income taxes, and loss contingencies. Actual results could differ from those estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on the reported financial position, results of operations, or cash flows. The impact on any prior period disclosures was immaterial.

Summary of Significant Accounting Policies

Except for the updates noted below, there have been no material changes to our significant accounting policies for the three months ended March 31, 2026. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for a detailed discussion.

Foreign Currency Translation

The Company’s reporting currency is the U.S. dollar. The financial statements of foreign subsidiaries are translated into U.S. dollars using the current exchange rate at the balance sheet date for assets and liabilities and average exchange rates for the period for revenues and expenses. Resulting translation adjustments are recognized as a component of Accumulated Other Comprehensive Loss within the Condensed Consolidated Statements of Equity.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments and other short-term investments with an original maturity of three months or less, when purchased, to be cash equivalents. Restricted cash principally represents cash balances that support commercial letters of credit and are restricted from withdrawal. To manage risk associated with these instruments, the Company maintains a diversified allocation of deposits across banking institutions, money market funds and Federal Deposit Insurance Corporation insured deposits.

As of March 31, 2026, approximately 27% of cash and cash equivalents were denominated in foreign currencies, held by the Company’s foreign subsidiaries and contractually designated for use in their operations. Refer to Note 3 – Acquisitions and Strategic Partnerships, for further information.

Energy Derivatives

The Company acquired a commodity swap contract as a result of a previous acquisition, which meets the definition of a derivative due to the terms that provide for net settlement and expires on December 31, 2027.

As of March 31, 2026, the estimated fair value of the Company’s derivative asset instrument was $8.3 million, estimated using observable market-based inputs classified under Level 2 of the fair value hierarchy. The significant assumptions used in the discounted cash flow model to estimate fair value include the discount rate and electricity forward curves.

The following table presents changes in fair value of the derivative instrument:

	Three Months Ended March 31,
(in thousands)	2026	2025
Derivative instrument, beginning of period	$49,319	$8,947
Change in fair value of derivative instrument	(41,045)	26,828
Derivative instrument, end of period	$8,274	$35,775

Redeemable Noncontrolling Interest

The Company accounts for redeemable noncontrolling interest in accordance with ASC 810, Consolidation and ASC 480, Distinguishing Liabilities and Equity (“ASC 480”). Redeemable noncontrolling interest represents ownership interests in consolidated subsidiaries that are not attributable to the Company, arising from the Exaion acquisition, and may be subject to redemption at the option of the holder, upon the occurrence of certain events outside the Company’s control, or at a fixed or determinable price on a fixed or determinable date. As redemption is not solely within the Company’s control, such interests are classified outside of permanent equity in “Redeemable Noncontrolling Interest” on the Condensed Consolidated Balance Sheets.

Redeemable noncontrolling interests are initially recorded at fair value at the date of issuance. Subsequently, the carrying amount is adjusted to the redemption value at each reporting period, if the redeemable noncontrolling interest is currently redeemable, or probable of becoming redeemable, with any changes recognized as an adjustment to retained earnings. Net loss attributable to redeemable noncontrolling interests is recorded based on the proportionate share of the subsidiary’s results, and the effect of foreign currency translation attributable to redeemable noncontrolling interest is recorded within the mezzanine equity section of the Condensed Consolidated Balance Sheets.

As of March 31, 2026, the carrying value of the redeemable noncontrolling interest had not been adjusted to the redemption value as redemption was not considered probable. Refer to Note 3 – Acquisitions and Strategic Partnerships, for further information related to the Exaion acquisition.

The following table presents changes in redeemable noncontrolling interest as of March 31, 2026:

(in thousands)
Balance at December 31, 2025	$—
Issuance of noncontrolling interest in subsidiary	89,116
Net loss attributable to redeemable noncontrolling interest	(1,899)
Effect of foreign currency translation attributable to redeemable noncontrolling interest	(2,199)
Balance at March 31, 2026	$85,018

Restructuring Costs

Restructuring costs reflect expenses resulting from restructuring initiatives the Company undertakes to improve operational efficiency and align resources with its strategic objectives. Restructuring costs primarily include employee separation costs, asset write-off charges, contract termination costs, costs to vacate facilities, and other direct expenses associated with approved restructuring plans. Costs are recognized when the Company’s management approves a restructuring plan and the related amounts are both probable and estimable.

During the three months ended March 31, 2026, the Company’s management committed to and initiated a restructuring plan (the “2026 Restructuring Plan”) in response to the Company’s strategic decision to reallocate resources toward AI initiatives and related critical IT and HPC opportunities, as well as a significant decline in bitcoin prices. Restructuring costs incurred during the period were $45.9 million and primarily consisted of $41.8 million related to the elimination of certain business activities and $3.9 million of employee-related separation costs, including severance, termination benefits, and equity award modifications. Restructuring costs were recorded on the Condensed Consolidated Statements of Operations. Costs related to employee separation benefits of $2.9 million were accrued as of March 31, 2026, and are expected to be paid out in the following quarter.

Income Taxes

Effective Tax Rate

The effective tax rate (“ETR”) from continuing operations was 2.40% and 18.26% for the three months ended March 31, 2026 and 2025, respectively. The ETR for the three months ended March 31, 2026 differs significantly from the U.S. statutory tax rate of 21% primarily due to the establishment of a valuation allowance, in addition to non-deductible officer compensation, which represents a permanent difference that reduces the overall tax benefit. The decrease in ETR compared to the prior year period reflects the net impact of these items, primarily driven by the establishment of a valuation allowance in the current period.

During the three months ended March 31, 2026, the Company determined, based upon all available evidence, that it was more likely than not that its federal and state deferred tax assets would not be realized. This conclusion was primarily driven by cumulative net operating losses, which limit the ability to support future taxable income, and a significant decline in the fair value of the Company’s bitcoin holdings. Under ASC 820, Fair Value Measurement, changes in bitcoin fair value are recognized on the Condensed Consolidated Statements of Operations but are not taxable until disposition; accordingly, declines in the value reduce deferred tax liabilities and the associated source of future taxable income for realizing deferred tax assets. As a result, the Company continued to maintain a full valuation allowance of $463.3 million against its federal and state deferred tax assets as of March 31, 2026.

Income Tax in Interim Periods

The Company records income tax expense or benefit for interim periods using the actual effective tax rate applicable to the year-to-date results, rather than an estimated annual effective tax rate. This approach differs from prior periods, in which the Company applied an estimated annual tax rate. The change was made because the Company determined it can no longer reliably estimate its annual effective tax rate, primarily due to the volatility of bitcoin fair values and the resulting variability in the Company's deferred tax position.

Uncertainties

The Company files federal and state income tax returns. The 2022-2025 tax years generally remain subject to examination by the Internal Revenue Service and various state taxing authorities, although the Company is not currently under examination in any jurisdiction. The Company does not currently expect any of its remaining unrecognized tax benefits to be recognized in the next twelve months.

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

In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). ASU 2025-11 improves the navigability of interim reporting guidance by providing a master list of required interim disclosures and establishing a principle for disclosure of material post-period events. The new standard is effective for the Company for interim periods within annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact on disclosures of adopting this standard.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal Use Software (“ASU 2025-06”). ASU 2025-06 eliminates accounting consideration of software project development stages and clarifies the threshold applied to begin capitalizing costs. The new standard is effective for the Company for its annual and interim periods beginning January 1, 2028, and permits prospective, modified prospective, retrospective or early adoption. The Company is currently evaluating the impact of adopting the standard.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides a practical expedient to assume current economic conditions will not change for the remaining life of an asset when preparing forecasts as part of estimating credit losses. The new standard is effective for the Company for its annual periods beginning January 1, 2026 and interim period within those annual periods, with early adoption permitted and should be applied on a prospective basis. The Company adopted ASC 2025-05 during the interim period, which did not have a material impact on the Condensed Consolidated Financial Statements.

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

In December 2024, the FASB issued ASU 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments (“ASU 2024-04”). ASU 2024-04 clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion to improve relevance and consistency. The new standard is effective for the Company for its annual periods beginning January 1, 2026 and interim periods within those annual reporting periods, with early adoption permitted. The Company adopted ASU 2024-04 during the interim period, which did not have a material impact on the Condensed Consolidated Financial Statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires additional disclosures of certain expenses in the notes of the financial statements, to provide enhanced transparency into the expense captions presented on the Condensed Consolidated Statements of Operations. Additionally, in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), to clarify the effective date of ASU 2024-03. The new standard is effective for the Company for its annual periods beginning January 1, 2027 and for interim periods beginning January 1, 2028, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.

NOTE 3 – ACQUISITIONS AND STRATEGIC PARTNERSHIPS

Starwood

On February 26, 2026, the Company entered into a strategic agreement (the “Strategic Agreement”) with Starwood Digital Ventures LLC (“Starwood”), a data center development platform, to develop, finance and operate digital infrastructure on select power-rich sites within the Company’s existing portfolio. Under the Strategic Agreement, the Company may contribute certain sites to and retain up to a 50% ownership interest in a newly formed joint venture, while Starwood will lead engineering, procurement and construction activities, secure hyperscale tenancy and operate the assets. Refer to Note 15 – Commitments and Contingencies, for further information.

Exaion

On February 20, 2026, the Company, through its majority-owned subsidiary MARA France SaS (“MARA France”), acquired a controlling equity interest in Exaion SaS (“Exaion”), subsidiary of EDF Pulse Holding (“EDF”) for a total cash consideration of $174.5 million (€148.0 million), including working capital adjustments. Exaion is a developer and operator based in France, specializing in high-performance computing data centers and providing secure cloud and AI infrastructure, expanding the Company’s capabilities in AI/HPC infrastructure and enhancing the Company’s ability to deliver secure and scalable cloud solutions.

The acquisition was completed through a two-step transaction executed contemporaneously on February 20, 2026. The total consideration consisted of (i) $135.6 million (€115.0 million) for newly issued shares from Exaion and (ii) purchased $38.9 million (€33.0 million) of shares from existing shareholders, of which $11.8 million (€10.0 million) was placed into escrow contingent upon Exaion achieving specified revenue targets with EDF during fiscal year 2026. Amounts released from escrow will be distributed to the former shareholders based on actual revenue achieved, with any unused portion returned to the Company.

The acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805, Business Combinations.

The following table summarizes the preliminary allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed as of February 20, 2026:

(in thousands)	February 20, 2026
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$135,663
Digital assets	472
Accounts receivable	3,975
Other current assets	641
Property and equipment	755
Right-of-use asset	2,667
Intangible assets	44,231
Accounts payable and accrued expenses	(4,459)
Lease liability	(2,667)
Deferred tax liability	(10,159)
Total identified net assets	171,119
Goodwill	92,517
Net assets acquired	263,636

Redeemable noncontrolling interest - Put option	(12,975)
Redeemable noncontrolling interest	(76,141)
Total redeemable noncontrolling interest	(89,116)
Total purchase consideration	$174,520

The Company recognized goodwill of $92.5 million (€78.4 million) related to the Exaion acquisition. Goodwill is calculated as the excess of the purchase price over the net assets acquired. Goodwill is primarily attributed to growth and efficiency opportunities, expected synergies and expanded market opportunities. Goodwill associated with foreign subsidiaries is translated at the applicable reporting period end exchange rates, with translation adjustments recorded in Accumulated Other Comprehensive Income.

Acquired intangible assets are amortized over the estimated useful lives on a straight-line basis. The following table summarizes the purchase price allocation and weighted average remaining useful lives for identified intangible assets acquired as of the acquisition date:

Category	Acquired Intangible Assets	Weighted Average Useful Life (in years)
Developed technology	$17,692	5
Customer relationships	20,641	5
Trade names	5,898	10
Total acquired identifiable intangibles assets	$44,231

Developed technology represents proprietary platforms supporting Exaion’s high-performance computing operations. Customer relationships reflect the value of existing contractual and non-contractual relationships, including those with key customers. Trade names represent established brand recognition in the European market.

The fair values of intangible assets were estimated based on the use of discounted cash flow analyses, which use significant unobservable inputs, or Level 3 inputs.

In connection with the Exaion acquisition, the founding executives and EDF (collectively, the “Minority Shareholders”) hold a put option valued at $13.0 million (€11.0 million), determined using the Geometric Brownian Motion option pricing model, that entitles them to require the Company to repurchase 100% of their shares in Exaion for cash. The put option is exercisable during a defined three-month window beginning on the fourth anniversary of the acquisition date, with a redemption price based on the greater of (i) a fixed floor price or (ii) the price per share in a qualifying future equity issuance, subject to specified conditions. At the acquisition date, the Company recognized total redeemable noncontrolling interest in Exaion of $89.1 million, comprised of (i) a base noncontrolling interest of $76.1 million and (ii) the put option fair value of $13.0 million. The put option is embedded in, and inseparable from, the Minority Shareholders’ equity interest and exercisable solely at their option, outside the Company’s control. Accordingly, the redeemable noncontrolling interest is classified as mezzanine equity on the Company’s Condensed Consolidated Balance Sheets. The Company initially measured the noncontrolling interest using the implied equity approach based on the option valuation. Refer to Note 2 – Summary of Significant Accounting Policies, “Redeemable Noncontrolling Interest,” for further information.

In addition, as of the acquisition date, the Company recognized a non-redeemable noncontrolling interest in MARA France, representing a third-party ownership interest not attributable to the Company. Refer to Note 11 – Stockholders’ Equity, for further information.

The Company intends to grant performance-based stock units to certain key executives of Exaion in connection with the acquisition to incentivize such management and align their interests with the Company’s strategic objectives. As of March 31, 2026, no performance-based stock units had been granted and, accordingly, no related stock-based compensation expense has been recognized.

The transaction structure includes a potential future equity infusion of $129.7 million (€110.0 million) by the Company into Exaion in exchange for newly issued shares. This potential commitment is excluded from the initial consideration transferred, as it does not constitute contingent consideration, does not meet the definition of a derivative, and does not represent a present obligation. Accordingly, the Company will account for the equity infusion prospectively if and when the commitment is fulfilled.

The results of Exaion’s operations have been included in the Company’s Condensed Consolidated Statements of Operations as of the acquisition date.

Pro forma financial information is not presented because the acquisition was not material to the Company’s financial results.

Meerkat Acquisition

On January 21, 2026, the Company acquired an operational data center located in Central Nebraska with 42 megawatts (“MW”) of nameplate capacity from Mining of the West, LLC (the “Meerkat Acquisition”) for total consideration of $25.2 million, including transaction costs. The primary assets acquired were property and equipment of $25.2 million with immaterial working capital adjustments. The acquisition was accounted for as an asset acquisition that did not meet the definition of a business. The total consideration was allocated based on the relative fair values of the assets acquired and liabilities assumed, and no goodwill was recognized. This acquisition is intended to lower our average cost to mine, while strengthening our owned infrastructure footprint.

NOTE 4 – REVENUES

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of the revenue standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

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

The following table presents the Company’s revenues disaggregated for those arrangements in which the Company is the Operator and Participant:

	Three Months Ended March 31,
(in thousands)	2026	2025
Revenues from contracts with customers
Mining operator - transaction fees	$1,008	$2,781
Mining participant	15,320	10,789
Hosting services	1,085	1,151
Total revenues from contracts with customers	17,413	14,721
Mining operator - block rewards	156,250	196,360
Other Revenue (1)	951	2,803
Total revenues	$174,614	$213,884

(1) Other revenue primarily consists of amounts generated from third-party software arrangements supporting the Company’s Bitcoin mining operations, as well as revenues from the Exaion acquisition. Refer to Note 3 – Acquisitions and Strategic Partnerships, for further information.

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

During the three months ended March 31, 2026 and during 2025, the Company participated in FPPS mining pools.

FPPS Mining Pools

The Company primarily participated in mining pools that use the FPPS payout method for the three months ended March 31, 2026 and 2025. The Company is entitled to compensation once it begins to perform hash calculations for the pool operator in accordance with the operator’s specifications over a 24-hour period beginning midnight UTC and ending 23:59:59 UTC on a daily basis. The non-cash consideration that the Company is entitled to for providing hash calculations to the pool operator under the FPPS payout method is made up of block rewards and transaction fees less pool operator expenses determined as follows:

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

Hosting Services

The Company operates multiple Bitcoin mining sites that provide hosting services to institutional-scale crypto mining companies. Hosting services include colocation and managed services. Colocation services include providing mining companies with sheltered data center space, electrical power, cooling, and internet connectivity. Managed services generally include providing customers with technical support and maintenance services, in addition to colocation services. As of March 31, 2026, the Company had no remaining customers associated with hosting services.

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

NOTE 5 – DIGITAL ASSETS

Digital assets

The following table presents the Company’s significant digital asset holdings as of March 31, 2026 and December 31, 2025, respectively:

	As of March 31, 2026
(in thousands, except for quantity)	Quantity	Cost Basis	Fair Value
Bitcoin	25,308	$1,859,170	$1,726,995
Bitcoin - receivable (1)	9,995	210,834	681,946
Total bitcoin holdings	35,303	2,070,004	2,408,941

Other digital assets		8,678	1,903
Total digital assets held as of March 31, 2026		$2,078,682	$2,410,844

	As of December 31, 2025
(in thousands, except for quantity)	Quantity	Cost Basis	Fair Value
Bitcoin	38,507	$3,277,867	$3,369,245
Bitcoin - receivable (1)	15,315	1,075,665	1,340,055
Total bitcoin holdings	53,822	4,353,532	4,709,300

Other digital assets		8,585	2,391
Total digital assets held as of December 31, 2025		$4,362,117	$4,711,691

(1) The Company’s bitcoin - receivable holdings include bitcoin loaned or pledged as collateral, excluding the allowance for credit loss. Refer to Note 5 – Digital Assets, “Digital assets - receivable, net,” and Note 13 – Debt, for further information.

The Company earned 37 and 33 bitcoin that were pending distribution from the Company’s equity method investee, the ADGM Entity (as defined below), which are excluded from the Company’s holdings as of March 31, 2026 and December 31, 2025, respectively.

Digital assets - receivable, net

Lending

The Company enters into master securities loan agreements with various counterparties to generate returns from a portion of our bitcoin holdings. Amounts loaned under these arrangements are recognized as digital asset loan receivables. As of December 31, 2025, the Company had loaned a total of 9,377 bitcoin to counterparties under these agreements. During the three months ended March 31, 2026, the Company recalled 3,635 bitcoin, reducing the total bitcoin loaned under these agreements to 5,742 bitcoin.

Trading

The Company may, from time to time, enter into structured arrangements to actively manage a portion of the Company’s bitcoin holdings with the intent of generating returns while limiting downside risk. As of March 31, 2026 and December 31, 2025, an immaterial portion of the Company’s bitcoin holdings were held in such accounts.

Borrowing

As of March 31, 2026 and December 31, 2025, the Company had a total of 4,253 and 5,938 bitcoin pledged as collateral, respectively, in connection with outstanding borrowings under the Line of Credit. Refer to Note 13 – Debt, for further information.

Digital assets - receivable, net consists of the following:

(in thousands)	March 31, 2026	December 31, 2025
Digital asset receivable - lending	$391,730	$820,468
Digital asset receivable - trading	1	1
Digital asset receivable - borrowing	290,215	519,586
Total digital asset receivable	681,946	1,340,055
Less: Allowance for credit loss	(1,425)	(3,187)
Digital assets - receivable, net	$680,521	$1,336,868

The aforementioned digital asset receivables are initially recognized at fair value upon transfer and subsequently remeasured at fair value each reporting period. The changes in fair value are recognized as “Change in fair value of digital assets - receivable, net” on the Condensed Consolidated Statements of Operations.

The allowance for credit losses reflects the Company’s current estimate of the potential credit losses associated with bitcoin used in lending and structured trading arrangements, and bitcoin pledged as collateral in connection with outstanding borrowings. The credit loss is recorded as a valuation account, directly offsetting the digital asset receivables on the Condensed Consolidated Balance Sheets. Changes in the allowance for credit losses on loans, based on quarterly analyses, are recorded as provision for credit losses within “Other” on the Condensed Consolidated Statements of Operations.

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

Given the limited historical data related to digital asset receivables and losses incurred related to digital asset receivables, the Company chose to rely on external data to perform the calculation of expected credit losses. The Company utilized the profitability of default (“PD”) loss given default (“LGD”) approach to estimate the allowance for credit loss. In order to apply the PD LGD approach, management considered the lifetime of the digital asset receivables, the reasonable and supportable forecast, and the PD LGD.

As of March 31, 2026, the Company recorded a corresponding allowance for credit loss of $1.4 million, based on the PD LGD approach. As of December 31, 2025, the Company had digital asset receivables outstanding and recorded an allowance for credit loss of $3.2 million.

NOTE 6 – PROPERTY AND EQUIPMENT

The components of property and equipment as of March 31, 2026 and December 31, 2025 are as follows:

(in thousands, except useful life)	Useful life (Years)	March 31, 2026	December 31, 2025
Land (1)	—	$3,685	$3,510
Land improvements	9	53,515	34,409
Building and improvements	25	91,587	91,486
Mining rigs	3	2,022,076	2,057,933
Containers	10 - 15	134,608	120,000
Mining and transportation equipment	4 - 15	328,355	295,332
Construction in progress	—	4,548	75,653
Other	7	8,053	7,327
Total gross property, equipment		2,646,427	2,685,650
Less: Accumulated depreciation and amortization		(1,240,295)	(1,195,015)
Property and equipment, net		$1,406,132	$1,490,635

(1) Refer to Note 14 – Leases, for further information regarding the Company’s finance land lease.

Depreciation expense related to property and equipment for the three months ended March 31, 2026 and 2025 was $186.6 million and $154.8 million, respectively.

During the three months ended March 31, 2026, the Company reassessed the expected future use of certain mining rigs, resulting in accelerated depreciation of $20.1 million included in “Depreciation and amortization” on the Condensed Consolidated Statements of Operations.

Additionally, during the three months ended March 31, 2026, the Company recognized an impairment charge of $41.8 million related to the elimination of certain business activities involving mining rigs and equipment as part of the 2026 Restructuring Plan. This charge is included in “Restructuring costs” on the Condensed Consolidated

Statements of Operations. The Company did not incur any impairment charges related to its property and equipment for the three months ended March 31, 2025.

Asset Retirement Obligation

The Company’s asset retirement obligations represent the estimated present value of future costs to return a data mining site back to its original state. The Company’s accretion expense related to the asset retirement obligation for the three months ended March 31, 2026 and 2025 was $0.2 million and $0.3 million, respectively. Asset retirement obligations are accreted over the term of the leases.

NOTE 7 – INVESTMENTS

The components of investments as of March 31, 2026 and December 31, 2025 are as follows:

(in thousands)	March 31, 2026	December 31, 2025
Equity method investments	$40,659	$42,680
Other investments	91,168	91,134
Total investments	$131,827	$133,814

Equity Method Investment

The ADGM Entity

On January 27, 2023, the Company entered into a Shareholders’ Agreement to form an Abu Dhabi Global Markets company (the “ADGM Entity”) in which the Company has a 20% ownership interest, which is accounted for as an equity method investment. The ADGM Entity commenced mining operations in September 2023.

The Company’s share of net loss for the three months ended March 31, 2026 was $2.2 million, including approximately $3.2 million of depreciation and amortization. For the three months ended March 31, 2025, the Company’s share of net loss was nearly zero, including approximately $3.1 million of depreciation and amortization. During the three months ended March 31, 2026 and 2025, the Company received bitcoin dividends from the ADGM Entity with a fair value of approximately $3.6 million and $8.8 million, respectively. These dividends are not included in the Company’s share of net loss and are reflected as a reduction of the carrying value of the equity method investment.

As of March 31, 2026, the Company’s investment in the ADGM Entity was $40.7 million and is reflected in “Investments” on the Condensed Consolidated Balance Sheets.

Other Investments

Other investments consist of strategic investments made from time to time in equity securities.

Investments in Equity Securities

Velaura

As of March 31, 2026, the carrying amount of the Company’s investment in Velaura AI, Inc. (“Velaura”) (formerly known as Auradine, Inc.), a related party, and certain spun-off entities was $85.4 million, reflected in “Investments” on the Condensed Consolidated Balance Sheets. Refer to Note 16 – Related Party Transactions, for further information.

On February 19, 2025, the Company converted $1.2 million from its prior Velaura SAFE investment into preferred stock and purchased additional shares of Velaura preferred stock for a purchase price of $20.0 million. The preferred stock purchased on February 19, 2025 was similar to the Company’s other investments in Velaura preferred stock and, as a result, the Company recorded $11.9 million as a gain on investment to adjust the carrying value of its investments to an observable price in accordance with the measurement alternative in ASC 321, Investments - Equity Securities (“ASC 321”). In addition, the Company recorded an additional $2.7 million gain on investment to adjust the carrying value of its common stock investment in Velaura to an observable price, in accordance with ASC 321. The gain on investments was recorded to “Other” on the Condensed Consolidated Statements of Operations.

Other Investments

During the three months ended March 31, 2025, the Company wrote off a previous investment of $2.3 million, as the Company believed there were indicators that the carrying value may not be recoverable. The loss on investments was recorded to “Other” on the Condensed Consolidated Statements of Operations.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table presents the changes in the carrying amount of goodwill:

(in thousands)
Balance at December 31, 2025	$—
Exaion acquisition	92,517
Foreign currency translation adjustments	(2,030)
Balance at March 31, 2026	$90,487

On February 20, 2026, the Company completed the acquisition of Exaion, and recognized goodwill, representing the excess of the purchase price over the fair value of the net assets acquired. Refer to Note 3 – Acquisitions and Strategic Partnerships, for further information. As of December 31, 2025, the Company had no goodwill.

Intangible Assets

The following table presents the Company’s intangible assets, which are included in “Intangible assets, net” on the Condensed Consolidated Balance Sheets, as of March 31, 2026 and December 31, 2025, respectively:

	As of March 31, 2026
(in thousands)	Cost	Accumulated Amortization	Net
Developed technology	$17,692	$(295)	$17,397
Customer relationships (1)	21,641	(1,344)	20,297
Trade names	5,898	(49)	5,849
Capitalized software development costs	822	(61)	761
Cumulative translation adjustment			(1,181)
Total intangible assets	$46,053	$(1,749)	$43,123

	As of December 31, 2025
(in thousands)	Cost	Accumulated Amortization	Other	Net
Customer relationships	$1,000	$(291)	$—	$709
Intellectual property (2)	2,633	(1,536)	(1,097)	—
Capitalized software development costs	287	(8)	—	279
Total intangible assets	$3,920	$(1,835)	$(1,097)	$988

(1) During the three months ended March 31, 2026, the Company exited a customer hosting arrangement at one of its owned sites, and as a result, fully amortized the remaining carrying value of the customer relationship of $0.6 million.

(2) In connection with the restructuring activities during the year ended December 31, 2025, the Company fully eliminated $1.1 million of internal intellectual property associated with its technology operations.

Amortization expense related to intangible assets was $1.4 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively.

The following table presents the Company’s estimated future amortization of finite-lived intangible assets, excluding cumulative translation adjustment, as of March 31, 2026:

Year	Amount (in thousands)
2026 (remaining)	$6,601
2027	8,637
2028	8,256
2029	8,256
2030	8,256
Thereafter	4,298
Total	$44,304

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

Recurring measurement of fair value

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy for each of those assets and liabilities as of March 31, 2026 and December 31, 2025, respectively:

(in thousands)	Total carrying value at March 31, 2026	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Money market accounts	$74,018	$74,018	$—	$—
U.S. government bills and securities	194,276	194,276	—	—
Digital assets	1,728,898	1,728,898	—	—
Digital assets - receivable, net (1)	680,521	—	680,521	—
Derivative instrument (2)	8,274	—	8,274	—
Liabilities:
Contingent consideration liability (3)	25,553	—	—	25,553

(in thousands)	Total carrying value at December 31, 2025	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Money market accounts	$20,549	$20,549	$—	$—
U.S. government bills and securities	381,927	381,927	—	—
Digital assets	3,371,636	3,371,636	—	—
Digital assets - receivable, net (1)	1,336,868	—	1,336,868	—
Derivative instrument (2)	49,319	—	49,319	—
Liabilities:
Contingent consideration liability (3)	13,758	—	—	13,758

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

(3) Represents the estimated amount of acquisition-related consideration expected to be paid in the future as of March 31, 2026 for prior acquisitions. Increases or decreases in the probability of achieving the milestones could result in significant changes in the fair value of the contingent consideration. Refer to Note 15 – Commitments and Contingencies, for further information.

The Company includes money market accounts and U.S. government bills and securities in cash and cash equivalents on the Condensed Consolidated Balance Sheets.

There were no transfers among Levels 1, 2 or 3 during the three months ended March 31, 2026 or the year ended December 31, 2025.

Fair value of financial instruments not recognized at fair value

The following tables present information about the Company’s financial instruments that are not recognized at fair value on the Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025:

(in thousands)	Total carrying value at March 31, 2026	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Notes payable	$2,266,169	$1,845,352	$—	$—

(in thousands)	Total carrying value at December 31, 2025	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Notes payable	$3,249,927	$2,617,165	$—	$—

There were no transfers among Levels 1, 2 or 3 during the three months ended March 31, 2026 or the year ended December 31, 2025.

NOTE 10 – NET LOSS PER SHARE

Net loss per share is calculated in accordance with ASC 260, Earnings Per Share. Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.

For the three months ended March 31, 2026 and 2025, the Company recorded a net loss and as such, all potentially dilutive securities were excluded from the computation of net loss per diluted share of common stock, as their inclusion would have been anti-dilutive. The following table presents the total potential anti-dilutive securities excluded:

	Three Months Ended March 31,
	2026	2025
Warrants	—	324,375
Restricted stock units	13,447,900	8,856,663
Performance-based restricted stock units (1)	21,846,716	13,484,103
Convertible Notes (2)	49,355,929	82,106,952
Total anti-dilutive shares	84,650,545	104,772,093

(1) Anti-dilutive performance-based restricted stock units are presented up to 249% as the maximum potential number of shares that may vest. Refer to Note 12 – Stock-based Compensation, for further information.

(2) Refer to Note 13 – Debt, for further information.

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2026	2025
Basic and diluted earnings per share of common stock:
Net loss attributable to common stockholders	$(1,259,619)	$(533,199)
Weighted average shares of common stock	380,157,050	344,098,009
Net loss per share of common stock	$(3.31)	$(1.55)

NOTE 11 – STOCKHOLDERS’ EQUITY

Common Stock

As of March 31, 2026, the Company had 800,000,000 authorized shares of common stock with a par value of $0.0001 per share.

At-the-Market Offering Agreements

On March 28, 2025, the Company commenced a new at-the-market (“ATM”) offering program pursuant to an ATM agreement, under which the Company may offer and sell shares of its common stock from time to time through the Agents having an aggregate offering price of up to $2.0 billion. For the three months ended March 31, 2026, the Company has not sold any shares of common stock under the ATM.

Accumulated Other Comprehensive Loss

For the three months ended March 31, 2026, accumulated other comprehensive loss consisted entirely of foreign currency translation adjustments related to our foreign subsidiaries. There were no reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2026. There was no accumulated other comprehensive loss for the three months ended March 31, 2025.

Noncontrolling Interests

As of March 31, 2026, noncontrolling interests in stockholders’ equity totaled $16.2 million. This amount represents the non-redeemable portion of third-party ownership interests in consolidated subsidiaries. During the three months ended March 31, 2026, noncontrolling interests in stockholders’ equity increased primarily as a result of the issuance of a noncontrolling interests in MARA France made in connection with the acquisition of Exaion. Changes in noncontrolling interests in stockholders’ equity are presented in the Condensed Consolidated Statements of Equity. Refer to Note 3 – Acquisitions and Strategic Partnerships, for further information.

NOTE 12 – STOCK-BASED COMPENSATION

2018 Equity Incentive Plan

The Company’s Amended and Restated 2018 Equity Incentive Plan (the “2018 Plan”) provides for the issuance of stock options, restricted stock, restricted stock units (“RSUs”), preferred stock and other awards to employees, directors, consultants and other service providers.

As of March 31, 2026, the Company had an aggregate of 5,262,626 shares of common stock reserved for future issuance under the 2018 Plan.

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

A summary of the Company’s service-based RSU activity is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2025	7,644,581	$15.50
Granted	6,905,889	8.06
Forfeited	(21,385)	17.48
Vested	(1,081,185)	14.90
Nonvested at March 31, 2026	13,447,900	$11.72

As of March 31, 2026, there was approximately $88.7 million of aggregate unrecognized stock-based compensation related to unvested service-based RSUs that is expected to be recognized over the next 2.7 years.

Performance-based Restricted Stock Units

The Company grants PSUs to certain employees as part of its long-term incentive plans. PSUs generally vest based on the achievement of predefined performance-based and market-based conditions over a specified performance period, typically over a four year period from the date of grant, and continued employment through the vesting date. The performance-based conditions are primarily based on financial and operational metrics aligned with the Company’s long-term strategic objectives. The number of PSUs that are subject to vest can range between 0% and 249% of the target award amount, based on the level of achievement of the applicable performance-based and market-based conditions.

A summary of the Company’s PSU activity is as follows:

	Number of PSUs	Weighted Average Grant Date Fair Value (1)
Nonvested at December 31, 2025	3,798,141	$20.38
Granted	6,837,681	9.36
Forfeited	(11,358)	33.97
Vested	(1,203,546)	22.82
Nonvested at March 31, 2026	9,420,918	$12.05

(1) Weighted average grant date fair value reflects the incremental impact of the Company’s modified 2024 LTIP awards, which resulted in a 200% achievement of the target level as of the December 2024 modification date.

As of March 31, 2026, there was approximately $97.1 million of aggregate unrecognized stock-based compensation related to unvested PSUs that is expected to be recognized over the next 2.0 years.

Stock-based Compensation Expense

The following table presents a summary of the Company’s stock-based compensation expense, by award type:

	Three Months Ended March 31,
(in thousands)	2026	2025
Performance-based restricted stock units	$14,752	$24,323
Restricted stock units	17,121	24,792
Total stock-based compensation expense	$31,873	$49,115

The following table presents information about stock-based compensation expense by financial statement line item on the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
(in thousands)	2026	2025
Operating and maintenance costs	$681	$91
General and administrative	29,155	48,920
Research and development	670	104
Restructuring costs (1)	1,367	—
Total stock-based compensation expense	$31,873	$49,115

(1) Represents stock-based compensation expenses recognized in connection with the 2026 Restructuring Plan. Refer to Note 2 – Summary of Significant Accounting Policies, “Restructuring Costs,” for further information.

NOTE 13 – DEBT

The net carrying value of the Company’s outstanding debt as of March 31, 2026 and December 31, 2025, consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
December 2026 Notes	$48,077	$48,077
September 2031 Notes	300,000	300,000
March 2030 Notes	632,540	1,000,000
June 2031 Notes	291,584	925,000
August 2032 Notes	1,025,000	1,025,000
Line of credit	150,000	350,000
Total debt	2,447,201	3,648,077
Less: unamortized original issue discount and debt issuance costs	(31,032)	(48,150)
Total debt less unamortized original issue discount and debt issuance costs	2,416,169	3,599,927
Less: current portion of long-term debt	(197,908)	(397,845)
Total long-term debt	$2,218,261	$3,202,082

As of March 31, 2026, the Company had $150.0 million outstanding under its Line of Credit, with a maturity due within the next twelve months. In addition, $48.1 million of the remaining principal of the December 2026 Notes is due upon maturity in December 2026. The Company has historically accessed capital markets, refinanced existing debt and issued new debt; however, such financing may not always be available. As of March 31, 2026, the Company believes it has sufficient liquid resources, including cash and cash equivalents of $513.7 million and the fair value of the Company’s bitcoin holdings of $2.4 billion, including digital assets - receivable, net, to meet its current obligations.

Convertible Senior Notes

The Company issued the following convertible notes (collectively, the “Convertible Notes”) in private offerings:

•$1.025 billion aggregate principal amount of 0.0% Convertible Senior Notes due 2032 (the “August 2032 Notes”)

•$925.0 million aggregate principal amount of 0.0% Convertible Senior Notes due 2031 (the “June 2031 Notes”)

•$1.0 billion aggregate principal amount of 0.0% Convertible Senior Notes due 2030 (the “March 2030 Notes”)

•$300.0 million aggregate principal amount of 2.125% Convertible Senior Notes due 2031 (the “September 2031 Notes”)

•$747.5 million aggregate principal amount of 1.0% Convertible Senior Notes due 2026 (the “December 2026 Notes”)

The following table summarizes the key terms of each of the Convertible Notes:

	December 2026	September 2031	March 2030	June 2031	August 2032
Issuance Date	November 2021	August 2024	November 2024	December 2024	July 2025
Maturity Date	December 1, 2026	September 1, 2031	March 1, 2030	June 1, 2031	August 1, 2032
Remaining Principal (in thousands)	$48,077	$300,000	$632,540	$291,584	$1,025,000
Stated Interest Rate	1.0%	2.125%	0.0%	0.0%	0.0%
Interest Payment Dates	June 1 & December 1	March 1 & September 1	March 1 & September 1	June 1 & December 1	February 1 & August 1
Net Proceeds (1) (in thousands)	$728,082	$291,595	$979,176	$907,908	$1,014,022
Effective Interest Rate	1.0%	2.6%	0.4%	0.3%	0.1%
Date of Holder Put Option (2)	N/A	March 1, 2029	December 1, 2027	June 4, 2027 and June 4, 2029	January 4, 2030
Initial Conversion Rate	13.1277	52.9451	38.5902	28.9159	49.3619
Initial Conversion Price	$76.17	$18.89	$25.91	$34.58	$20.26
Share Principal Price	$1,000	$1,000	$1,000	$1,000	$1,000

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

March 2030 Notes and June 2031 Notes Partial Extinguishment of Debt

On March 30, 2026 and March 31, 2026, the Company entered into individual, privately negotiated repurchase agreements with certain holders of its March 2030 Notes and June 2031 Notes (together the “Repurchased Notes”) to repurchase approximately $367.5 million in aggregate principal amount of the March 2030 Notes and approximately $633.4 million in aggregate principal amount of the June 2031 Notes, respectively. The repurchases are treated as an extinguishment of debt. The Company recorded a $70.6 million gain on extinguishment of debt based on the carrying value of the Repurchased Notes, cash paid and related transaction costs on the Condensed Consolidated Statements of Operations.

The Company may, from time to time, seek to repurchase additional notes prior to the maturity date, whether through privately negotiated purchases, open market purchases, or otherwise.

Line of Credit

In October 2024, the Company secured lines of credit (the “Original Line of Credit”), and in March 2025, the Company entered into a new line of credit (the “New Line of Credit”, and collectively with the Original Line of Credit, the “Previous Line of Credit”). In January 2026, the Company entered into an additional line of credit (the “2026 Line of Credit” and together with the Previous Line of Credit, the “Line of Credit”), with a new counterparty for total borrowings of $150.0 million, collateralized by 3,250 bitcoin. The 2026 Line of Credit bears interest at a rate of 7.0% per annum and has a maturity date of January 2027.

During the three months ended March 31, 2026, the Company drew $150.0 million under the 2026 Line of Credit and concurrently transferred bitcoin to the counterparty as collateral with a fair value, at the time of transfer, of $334.6 million. The Company used the proceeds of the 2026 Line of Credit, together with proceeds from bitcoin sales, to fully repay the outstanding borrowings under the Previous Line of Credit.

As of March 31, 2026, the aggregate outstanding balance under the Line of Credit was $150.0 million. The Line of Credit is collateralized by 4,253 bitcoin and includes provisions requiring the collateral to be balanced against the outstanding borrowings. If the value of the collateral securing our borrowings fluctuates below or above a set threshold, the Company will be required to contribute additional collateral, or may withdraw excess collateral, as applicable, to maintain the agreed-upon level. Pledged bitcoin is not available for other uses while the Line of Credit remains outstanding.

The following table summarizes the Company’s remaining principal repayments on outstanding debt as of March 31, 2026:

Year	Remaining Payments (in thousands)
2026 (remaining)	$48,077
2027	150,000
2028	—
2029	—
2030	632,540
Thereafter	1,616,584
Total	$2,447,201

NOTE 14 – LEASES

As of March 31, 2026, the Company had operating and finance leases primarily for office space, mining facilities and land in the United States and internationally.

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

The following table presents the assets and liabilities related to the Company’s operating and finance leases as of March 31, 2026 and December 31, 2025:

(in thousands)		March 31, 2026	December 31, 2025
Assets	Balance Sheet Classification
Operating lease right-of-use (“ROU”) assets	Operating lease right-of-use assets	$34,221	$32,324
Finance lease ROU assets	Property and equipment, net	2,840	2,847
Total ROU assets		$37,061	$35,171

Liabilities
Current portion:
Operating lease liabilities	Operating lease liabilities, current portion	$2,617	$1,722
Finance lease liability	Finance lease liability, current portion	173	173
Long-term portion:
Operating lease liabilities	Operating lease liabilities, net of current portion	41,184	39,714
Finance lease liability	Finance lease liability, net of current portion	3,817	3,817
Total lease liabilities		$47,791	$45,426

Lease costs are recorded on a straight-line basis within operating expenses. The Company’s total lease expenses are comprised of the following:

	Three Months Ended March 31,
(in thousands)	2026	2025
Lease costs:
Operating lease cost	$1,478	$1,012
Finance lease cost:
Amortization of ROU asset (1)	7	7
Interest on lease liabilities	—	—
Short-term lease rent expense	64	145
Variable lease cost	22,282	22,282
Total rent expense	$23,831	$23,446

(1) Amortization of finance lease ROU asset is included in “Depreciation and amortization” on the Condensed Consolidated Statements of Operations.

Additional information regarding the Company’s leasing activities is as follows:

	Three Months Ended March 31,
	2026	2025
Operating cash flows from operating leases	$468	$492

Weighted-average remaining lease term (in years):
Operating leases	18.7	17.5
Finance lease	95.0	96.0
Weighted-average discount rate:
Operating leases	7.2%	7.2%
Finance lease	7.2%	7.2%

The following table presents the Company’s future minimum lease payments as of March 31, 2026:

(in thousands)
Year	Operating Leases	Finance Lease
2026 (remaining)	$3,921	$173
2027	6,631	178
2028	6,356	183
2029	6,227	189
2030	6,192	194
Thereafter	48,229	88,714
Total	77,556	89,631
Less: Imputed interest	(33,755)	(85,641)
Present value of lease liability	$43,801	$3,990

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Commitments

Acquisitions and Partnerships

On February 26, 2026, the Company entered into a Strategic Agreement with Starwood to jointly develop, finance and operate AI and HPC infrastructure. Under the Strategic Agreement, the Company has committed to contribute certain sites to and retain up to 50% ownership interest in a newly formed joint venture. As of March 31, 2026, all sites continue to be deemed held and used in the Company’s operations, as none have advanced beyond the pre-development phase and the other conditions required for contribution have not been satisfied. In addition, uncertainty remains regarding the timing of any potential contribution and the Company’s resulting retained ownership interests. Under the Strategic Agreement, the Company is responsible for funding all approved pursuit costs during the pre-development phase, with $136.3 million approved in the aggregate across all sites.

Miners and Other Mining Equipment

For the three months ended March 31, 2026, no payments were made under existing purchasing agreements for miners and other mining equipment, and no new agreements were entered into. As of March 31, 2026, remaining commitments of approximately $42.0 million were outstanding.

The Company contracts with service providers for hosting its equipment and operational support in data centers where its equipment is deployed. Under these arrangements, the Company expects to pay at minimum approximately $382.8 million in total payments over the next two years.

Contingent Consideration Liabilities

In connection with certain acquisitions, the Company may be required to make additional payments to the sellers contingent upon the occurrence of future events. As of March 31, 2026, the estimated fair value of total contingent consideration was approximately $25.6 million, of which $11.8 million related to the Exaion acquisition. Refer to Note 3 – Acquisitions and Strategic Partnerships, for further information.

Contingencies

Legal Proceedings

The Company from time to time may be subject to various claims, lawsuits and legal proceedings that arise from the ordinary course of business.

In accordance with ASC 450, Contingencies, if a loss contingency associated with the following legal matters are probable to be incurred and the amount of loss can be reasonably estimated, an accrual is recorded on the Condensed Consolidated Balance Sheets. As of March 31, 2026, the Company has determined that the liabilities associated with certain litigation matters are not expected to have a material impact on the Company’s Financial Statements. The Company will continue to monitor each related legal issue and adjust accruals as new information becomes available and developments occur.

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

On August 5, 2024, defendants moved to dismiss the amended complaint. On December 6, 2024, the motion to dismiss the amended class action complaint was fully briefed. On March 3, 2025, the United States District Court for the District of Nevada heard the Company’s motion to dismiss the amended complaint and granted the motion, while also granting the plaintiffs thirty days to amend their complaint to avoid permanent dismissal. On April 2, 2025, lead plaintiffs filed a second amended class action complaint. The Company moved to dismiss the second amended complaint on June 2, 2025. On September 10, 2025, the motion to dismiss the second amended complaint was fully briefed. A hearing on the Company’s motion to dismiss the second amended complaint was held on February 13, 2026. On March 31, 2026, the court dismissed this case with prejudice. On April 30, 2026, lead plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit.

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

On November 7, 2024, the motion to dismiss the amended complaint in the Nevada Derivative Action was fully briefed. On February 20, 2025, the United States District Court for the District of Nevada heard the Company’s motion to dismiss the amended complaint and granted the motion, while also granting plaintiffs thirty days to amend to avoid permanent dismissal. On March 21, 2025, plaintiffs filed a second amended consolidated complaint. The Company filed a motion to dismiss the second amended consolidated complaint on May 20, 2025. On August 20, 2025, the motion to dismiss the second amended complaint was fully briefed. A hearing on the Company’s motion to dismiss was held on February 13, 2026, and the parties currently await a decision from the court.

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

Malikie Innovations Ltd. et al v. MARA

On May 12, 2025, Malikie Innovations Ltd., a non-practicing entity (“Malikie”), filed a lawsuit against the Company in the United States District Court for the Western District of Texas, alleging that the Company’s Bitcoin mining operations infringe certain patents relating to cryptographic technologies used in the Bitcoin network. On July 21, 2025, the Company filed a motion to dismiss claims with respect to one of the asserted patents, which remains pending. On December 17, 2025, the Company filed its opening claim construction brief. The parties subsequently completed claim construction briefing.

On December 23 and 24, 2025, the Company filed petitions for ex parte reexamination of each patent asserted by Malikie with the United States Patent and Trademark Office (“PTO”). On March 10, 2026, the USPTO granted the final request for ex parte reexamination, bringing all six patents asserted by Malikie under ex parte reexamination. On January 20, 2026, the Company filed a motion to stay the litigation pending the outcome of the requested ex parte reexaminations; that motion remains pending. On March 4, 2026, the court held a claim construction hearing, and on March 12, 2026, the magistrate judge issued a claim construction order, which the court has not yet adopted. Discovery opened on March 5, 2026, and is ongoing. As of May 7, 2026, Malikie had filed petitions with the USPTO Director seeking to cancel the ex parte reexamination of all asserted patents.

NOTE 16 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2025, the Company converted $1.2 million from its previously outstanding Velaura SAFE investment into preferred stock and purchased additional shares of Velaura preferred stock for a purchase price of $20.0 million. As of March 31, 2026, the Company’s total investment holdings in Velaura was $85.4 million, reflecting prior purchases of preferred stock, the exercise of a warrant to acquire common stock and adjustments to the carrying value of the investment in accordance with ASC 321. The Company holds one seat on Velaura’s board of directors.

The Company did not advance any payments to Velaura during the three months ended March 31, 2026 and, as of March 31, 2026, had no remaining outstanding balance or commitment to Velaura, as all previous committed amounts had been paid in full. During the three months ended March 31, 2025, the Company advanced payments of $22.3 million to Velaura for product purchases, with an outstanding balance to be fulfilled of $57.2 million, as of March 31, 2025.

NOTE 17 – SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The following table provides supplemental disclosure of Condensed Consolidated Statements of Cash Flows information:

	Three Months Ended March 31,
	2026	2025
Cash and cash equivalents	$513,653	$196,215
Restricted cash	12,000	12,000
Total cash, cash equivalents and restricted cash	$525,653	$208,215

Supplemental information:
Cash paid for income taxes	$—	$—
Cash paid for interest	6,448	97

Supplemental schedule of non-cash investing and financing activities:
Digital assets transferred from Digital assets, net of current portion	$560,823	$325,296
Digital assets transferred to Digital assets, net of current portion	184,803	—
Reclassifications from advances to vendor to property and equipment upon receipt of equipment	7,988	84,685
Property and equipment purchases in other assets	—	2,500
Contingent consideration from acquisition	11,504	10,000
Asset retirement obligation acquired	—	3,250
Dividends received from equity method investment	3,556	8,814
Distribution to noncontrolling interest	175	326

NOTE 18 – SUBSEQUENT EVENTS

On April 29, 2026, the Company, through its subsidiary MARA USA Corporation, entered into an equity purchase agreement to acquire 100% of the issued and outstanding membership interests in Long Ridge Energy & Power LLC (“Long Ridge”) from subsidiaries of FTAI Infrastructure Inc. for a base purchase price of approximately $1.5 billion, subject to customary purchase price adjustments, including the assumption of Long Ridge’s existing indebtedness.

Long Ridge’s assets include a 485 MW combined-cycle gas turbine power plant in Hannibal, Ohio (expected to increase to 505 MW in the second half of 2026) and over 1,600 contiguous acres with access to water, fiber and rail infrastructure. The facility is located adjacent to the Company’s existing Hannibal, Ohio data center operations.

To finance the transaction, the Company entered into a commitment letter with Barclays Bank PLC (“Barclays”) pursuant to which Barclays committed to provide a 364-day senior secured bridge term loan facility in an aggregate principal amount of up to $785.0 million, which is intended to backstop the Company’s assumption of Long Ridge’s existing indebtedness.

The closing of the transaction is subject to customary closing conditions, including regulatory approvals under the Hart-Scott-Rodino Act and from the Federal Energy Regulatory Commission. The equity purchase agreement may be terminated by either party if the transaction has not closed by November 30, 2026 (or June 30, 2027 if certain regulatory conditions remain unsatisfied). Under certain circumstances, the Company may be required to pay a termination fee of $75.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated or the context otherwise requires, references to “MARA,” “we,” “us,” “our” and the “Company” refer to MARA Holdings, Inc. and its consolidated subsidiaries.

You should read the following discussion and analysis together with our financial statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (this “Quarterly Report”).

This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report, other than statements of historical fact, are forward-looking statements. You can identify forward-looking statements by the use of words such as “may,” “will,” “could,” “anticipate,” “expect,” “intend,” “believe,” “continue” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to such statements. Our forward-looking statements are based on our management’s current assumptions and expectations about future events and trends, which affect or may affect our business, strategy, operations or financial performance. Although we believe that these forward-looking statements are based upon reasonable assumptions, they are subject to numerous known and unknown risks and uncertainties and are made in light of information currently available to us. Our actual financial condition and results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section entitled “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 2, 2026, (our “Annual Report”), which is incorporated herein by reference, as well as in the other public filings we make with the U.S. Securities and Exchange Commission (the “SEC”). You should read this Quarterly Report with the understanding that our actual future financial condition and results may be materially different from and worse than what we expect.

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

BUSINESS OVERVIEW AND TRENDS

Overview

MARA is a digital infrastructure company built to convert energy into high-value compute workloads. We primarily leverage Bitcoin mining as our core business. Building on this foundation, we have begun pursuing opportunities to expand our infrastructure capacity into adjacent high-value workloads, including artificial intelligence (“AI”), high-performance computing (“HPC”) and critical IT. As our expansion progresses, we intend to allocate capacity across workloads based on economics and demand to optimize asset utilization.

We believe the next phase of digital infrastructure value creation will be shaped by control of power: where it is located, how flexibly it can be deployed and what returns it can generate across compute markets. Our strategy is organized around three reinforcing priorities.

1.Own and control low-cost energy. We believe energy is increasingly becoming the binding constraint on infrastructure growth. By acquiring and operating energy generation assets at below-market costs, we believe we can reduce our overall cost structure, protect against energy price volatility, and create a durable supply of power for high-value compute workloads.

2.Build AI and digital infrastructure at scale. We are developing large-scale data center campuses. including co-located generation, land, water access and grid interconnection, to serve the growing demand for training, inference and critical IT workloads.
3.Bitcoin mining is our foundation. Bitcoin mining remains the foundation of our platform and the current primary monetization pathway for our energy assets. We intend to maintain a leading position as one of the world’s largest publicly traded Bitcoin mining companies while expanding our revenue base into AI, critical IT, and power markets over time.

As of March 31, 2026, our total energy portfolio consists of approximately 1.9 gigawatts (“GW”) of capacity across 19 data centers in North America, the Middle East, Europe, and Latin America.

Long Ridge Acquisition

On April 29, 2026, we, through our wholly owned subsidiary MARA USA Corporation, entered into an equity purchase agreement to acquire 100% of the issued and outstanding membership interests in Long Ridge Energy & Power LLC (“Long Ridge”) from subsidiaries of FTAI Infrastructure Inc. for a base purchase price of approximately $1.5 billion, subject to customary purchase price adjustments, including the assumption of Long Ridge’s existing indebtedness. The acquisition is expected to close in the second half of 2026, subject to regulatory approvals under the Hart-Scott-Rodino Act and from the Federal Energy Regulatory Commission, as well as satisfaction of other customary closing conditions.

Long Ridge’s assets include a 505 megawatt (“MW”) nameplate capacity combined-cycle gas turbine power plant in Hannibal, Ohio (currently authorized to sell 485 MW and expected to increase to the full 505 MW in the second half of 2026) and over 1,600 contiguous acres with access to water, fiber, and rail infrastructure. The facility operates within the PJM interconnection with approximately 100 million cubic feet per day of vertically integrated fuel supply and long-dated power hedge agreements, and all-in operating costs are expected to be less than $15 per MWh. The facility is adjacent to our existing Hannibal, Ohio Bitcoin mining site.

We believe the Long Ridge site is distinctly positioned to support multiple monetization pathways over time, including AI, HPC, critical IT workloads, flexible compute operations (including Bitcoin mining) and wholesale power generation into the PJM grid. The Hannibal campus has attracted interest from potential investment-grade tenants. We expect to commence construction of an initial AI and critical IT build out in the first half of 2027, with initial capacity targeted to be ready for service in mid-2028.

To finance the acquisition, we entered into a commitment letter with Barclays Bank PLC (“Barclays”) pursuant to which Barclays committed to provide a 364-day senior secured bridge term loan facility in an aggregate principal amount of up to $785.0 million, which is intended to backstop the assumption of Long Ridge’s existing indebtedness. The equity purchase agreement may be terminated by either party if the acquisition has not closed by November 30, 2026 (or June 30, 2027 if certain regulatory conditions remain unsatisfied). Under certain circumstances, we may be required to pay a termination fee of $75.0 million.

Recent Developments

Highlights from the quarter ended March 31, 2026:

•On January 21, 2026, we increased our footprint in Central Nebraska through an acquisition of a 42 MW total capacity data center adjacent to an existing site, expanding our Nebraska campus capacity by approximately 40%.

•On January 29, 2026, we secured a $150.0 million line of credit, collateralized by a portion of our bitcoin holdings. We utilized the proceeds, together with proceeds from bitcoin sales, to fully repay $350.0 million of our Previous Line of Credit.

•On February 20, 2026, we acquired a majority equity interest in Exaion SaS (“Exaion”), a subsidiary of EDF Pulse Holding, strengthening our position in high-performance computing and secure cloud and AI infrastructure.

•On February 26, 2026, we announced a strategic agreement (the “Strategic Agreement”) with Starwood Digital Ventures (“Starwood”), marking an important step toward our AI and high-performance computing (“HPC”) initiatives. Under the Strategic Agreement, we will jointly develop, finance and operate AI and HPC infrastructure on select power-rich sites within our existing portfolio.

•During the quarter, we repurchased approximately $1.0 billion of our 0.00% convertible senior notes. In connection with the repurchases, we sold approximately 15,133 bitcoin, generating proceeds of approximately $1.1 billion, used to fund the notes repurchase transactions, with the remainder of the proceeds available for general corporate purposes. Refer to Note 13 – Debt, in the notes to our Condensed Consolidated Financial Statements for further information.

•During the quarter, we committed to and initiated a restructuring plan (the “2026 Restructuring Plan”) focused on improving operational efficiency and aligning resources with our strategic objectives. As a result, we incurred restructuring costs of approximately $45.9 million.

•Subsequent to quarter end, we entered into an equity purchase agreement to acquire Long Ridge for approximately $1.5 billion. In connection with the Long Ridge equity purchase agreement, we entered into a commitment letter with Barclays to provide a senior secured bridge term loan facility for an aggregate amount of up to $785.0 million.

Bitcoin Mining Operations

During the three months ended March 31, 2026, we mined 2,247 bitcoin, a decrease of 39 bitcoin, or 2%, from the prior year period. The decrease was primarily due to an increase in the global hashrate, resulting in higher network difficulty and fewer blocks mined, partially offset by an increase in our average operational hashrate driven by the continued fleet expansion and the energization of new mining capacity.

As of March 31, 2026, we owned approximately 495,000 mining rigs globally, including our share of mining rigs from our equity method investee, the Abu Dhabi Global Markets company (the “ADGM Entity”), with an energized hashrate of approximately 72.2 exahashes per second (“EH/s”). To stay competitive, we remain focused on strategically deploying additional mining rigs and scaling our operations, while managing our fleet as it ages along the obsolescence curve. In addition, we continuously evaluate strategic opportunities to support our growth strategy and seek to enhance operational efficiencies by utilizing efficient mining rigs and securing supply contracts. During the quarter we purchased 2.4 EH of next-generation used ASIC miners, still under warranty, at below-market prices, to replace legacy machines and enhance operational efficiency. Going forward, we expect to make smaller, targeted replacements only when the economics are accretive, rather than large-scale purchases.

On January 21, 2026, we acquired an operational data center in Central Nebraska with 35 MW of operational mining capacity and a nameplate capacity of 42 MW. The acquisition increased our total operational capacity in Central Nebraska by approximately 40% to 142 MW, expanding our owned infrastructure footprint and lowering our average cost to mine by adding low-cost, immediately operational capacity adjacent to our existing Nebraska operations.

The following table presents our computing power and miner efficiency as of March 31, 2026 and 2025:

	As of March 31,
	2026	2025
Energized hashrate (1)	72.2	54.3
Miner efficiency (in joules per terahash) (2)	17.6	19.3
Total energy capacity (in GW) (3)	1.9	1.7

(1) We define “Energized hashrate” as the total hashrate that could theoretically be generated if all mining rigs that have been operational are currently in operation and running at 100% of manufacturers’ specifications. We use this metric as an indicator of progress in bringing mining rigs online. We believe this metric is a useful indicator of potential bitcoin production. However, metrics cannot be tied directly to any production level expected to be actually achieved as (a) there may be delays in the energization of hashrate (b) we cannot predict when operational mining rigs may be offline for any reason, including curtailment or machine failure and (c) we cannot predict global hashrate (and therefore our share of the global hashrate), which has a significant impact on our ability to generate bitcoin in any given period.

(2) The average number of joules of energy required to produce one terahash of computing power.

(3) Total energy capacity represents the maximum amount of electricity our facilities can utilize for our operations.

Bitcoin Value

Our revenues are generally comprised of block rewards earned in bitcoin as a result of successfully solving blocks, and transaction fees earned for verifying transactions in support of the blockchain. Historically, we have held bitcoin produced from our mining operations or purchased on the open market on our Condensed Consolidated Balance Sheets and in 2025, we changed our digital asset management strategy to permit sales of bitcoin generated from operations. In 2026, we expanded the strategy to allow for sales of bitcoin held on our balance sheet. Accordingly, we may hold bitcoin for long-term investment purposes and may also sell bitcoin from time to time, as well as purchase bitcoin opportunistically, in each case subject to market conditions and our capital allocation priorities. During the three months ended March 31, 2026, we sold approximately 20,880 bitcoin as part of our strategy to fund operations, support growth opportunities and manage liquidity.

As of March 31, 2026, we held approximately 35,303 bitcoin, including 9,995 bitcoin under our digital asset management strategy, on our Condensed Consolidated Balance Sheets, with a carrying value of approximately $2.4 billion. The fair value of our bitcoin may be materially impacted as the market value of bitcoin fluctuates. Management believes, given our recent investments, coupled with our relative position and liquidity, we are well-positioned to execute our long-term growth strategy.

The following table presents our total bitcoin holdings, including bitcoin under our digital asset management strategy, and the fair value per bitcoin:

	Quantity	Fair Value
March 31, 2026	35,303	$68,222
December 31, 2025	53,822	$87,498
September 30, 2025	52,850	$114,068
June 30, 2025	49,951	$107,173
March 31, 2025	47,531	$82,534

Energy Cost

Energy cost is the most significant cost driver for Bitcoin mining and represented 52.5% and 38.3%, as a percentage of our owned mining revenues for the three months ended March 31, 2026 and 2025, respectively. This excludes energy costs from third-party hosted sites.

Our ability to access power at $0.04 per kilowatt hour (“kWh”) across our owned and operated sites provides the economic foundation for each of our workloads across AI, HPC, critical IT, and Bitcoin mining. We believe that owning and controlling power at this scale and cost allows us to allocate energy dynamically across workloads based on market conditions and demand, maximizing the economic return on each megawatt under our control.

The following table presents our owned and operated facility statistics:

	Three Months Ended March 31,
	2026	2025
Owned Facilities Statistics
Purchased energy costs per BTC (1)	$40,047	$35,728

Supplemental Information
Total BTC produced during the period, in whole BTC at owned facilities	1,117	1,217
Average BTC per day, in whole BTC	12.4	13.5
Purchased energy costs per kWh (2)	$0.04	$0.04

(1) “Purchased energy costs per BTC” is calculated as the amounts paid to power providers for power consumed divided by the quantity of bitcoin produced during the period related to our owned mining operations.

(2) “Purchased energy costs per kWh” is calculated using the amounts paid to power providers for power consumed divided by the kWh consumed related to our owned Bitcoin mining operations.

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

In addition to energy costs incurred at our owned mining sites, third-party hosting and other energy costs remain a significant part of our overall cost structure and are subject to similar volatility and market dynamics. For the three months ended March 31, 2026 and 2025, these costs totaled $70.0 million and $68.2 million, respectively, reflecting both the expansion of our hosted mining operations and higher variable energy pricing at third-party facilities. Our hosting arrangements typically include energy charges, as well as maintenance and management fees for colocation and operational support. Such hosting arrangements have contractual commitments extending over the next two years and minimum future payments of approximately $374.5 million.

Digital Asset Management

As one of the largest corporate holders of bitcoin globally, our strategy is focused on enhancing shareholder value through disciplined, risk-managed deployment of bitcoin beyond passive holdings. We view bitcoin as a productive asset, a source of liquidity, returns, and long-term capital appreciation and may activate a portion of our holdings through lending, structured trading arrangements, and collateralized financing. We seek to generate incremental income to help fund operations, expand infrastructure, and reduce our cost of capital. Our strategy balances upside participation in bitcoin appreciation with near-term cash flow generation, while maintaining substantial liquidity to respond to market opportunities. These activities are intended to complement our core mining operations by providing additional sources of liquidity and income.

As of March 31, 2026, we held a total of 35,303 bitcoin, including 9,995 bitcoin that were loaned or pledged as collateral. As such, approximately 28% of our total holdings were activated through our digital asset management strategy. During the three months ended March 31, 2026, the fair value of our bitcoin holdings decreased approximately $1.0 billion, primarily due to the significant decline in the market price of bitcoin during the quarter.

Partially offsetting this decline, we generated interest income from our bitcoin lending activities and recognized net investment income from our bitcoin trading activities for the three months ended March 31, 2026.

Historically, we held the bitcoin we produced as a long-term investment and in 2025, we changed our strategy to permit sales of bitcoin generated from operations. In 2026, we expanded this strategy to allow for sales of bitcoin held on our balance sheet. Accordingly, we may hold bitcoin for long-term investment purposes and may also buy or sell bitcoin from time to time, subject to market conditions and our capital allocation priorities.

The Company’s core digital asset management strategy is comprised of the following activities:

Treasury

We retain the majority of our bitcoin holdings as a treasury asset, under our bitcoin investment approach, to preserve long-term exposure to fair value appreciation while also serving as an available source of liquidity. Consistent with this approach, we may monetize a portion of our bitcoin holdings from time to time, including through sales of bitcoin held on our balance sheet. We hold our bitcoin across multiple custodial wallets to mitigate counterparty risk and avoid concentration with any single custodian.

Lending

We have lending arrangements with various counterparties to generate additional returns on our bitcoin holdings. As of March 31, 2026, we had loaned out a total of 5,742 bitcoin that generated $6.4 million of interest income for the three months ended March 31, 2026. We assess the creditworthiness of counterparties prior to lending and reassess periodically. Loaned bitcoin is generally subject to recall upon short notice.

Trading

Our digital asset management strategy includes bitcoin-denominated trades such as options, futures, swaps and spot transactions to generate additional returns on our bitcoin holdings.

Borrowing

As of March 31, 2026, 4,253 bitcoin were pledged as collateral in connection with $150.0 million of outstanding borrowings under our Line of Credit bearing an interest rate of 7.0% per annum.

The following tables summarize our capital appreciation and income generated from bitcoin holdings as it relates to our digital asset management strategy:

	Three Months Ended March 31, 2026
(in thousands)	Treasury	Lending	Trading	Borrowing	Total
Digital Asset Management
Change in fair value of bitcoin (1)	$(714,084)	$(178,663)	$—	$(125,249)	$(1,017,996)
Interest income (2)	—	6,360	—	—	6,360
Investment income, net (3)	—	—	2,194	—	2,194
Total	$(714,084)	$(172,303)	$2,194	$(125,249)	$(1,009,442)

	Three Months Ended March 31, 2025
(in thousands)	Treasury	Lending	Trading	Borrowing	Total
Digital Asset Management
Change in fair value of bitcoin (1)	$(391,665)	$(36,249)	$—	$(79,818)	$(507,732)
Interest income (2)	—	6,330	—		6,330
Investment loss, net (3)	—	—	(7,740)		(7,740)
Total	$(391,665)	$(29,919)	$(7,740)	$(79,818)	$(509,142)

(1) Change in fair value of bitcoin for the three months ended March 31, 2026 was a loss of $1.0 billion and includes the “Change in fair value of digital assets” loss of $714.7 million, excluding a loss of $0.6 million related to other digital assets, resulting in a $714.1 million loss attributable to bitcoin, plus the “Change in fair value of digital assets - receivable, net” loss of $303.9 million. For the three months ended March 31, 2025, change in fair value of bitcoin totaled $507.7 million and includes the “Change in fair value of digital assets” loss of $394.2 million, excluding a loss of $2.5 million related to other digital assets, resulting in a $391.7 million loss attributable to bitcoin, plus the “Change in fair value of digital assets - receivable, net” loss of $116.1 million.

(2) Interest income differs from the amount reported as “Interest income” on the Condensed Consolidated Statements of Operations, as it excludes $4.2 million and $5.7 million of interest earned on cash and cash equivalents for the three months ended March 31, 2026 and 2025, respectively.

(3) Investment income (loss), net is associated with the return from various bitcoin-denominated internal trades and is reported in “Other” on the Condensed Consolidated Statements of Operations.

The price of bitcoin has historically experienced significant price volatility, in addition to other risks inherent to holding a digital asset. Management monitors these risks and developments in managing our bitcoin investment approach to mitigate adverse effects on our financial position.

AI, HPC, Critical IT, and Inference

Growing demand for AI, HPC, critical IT, and inference workloads is creating significant opportunities for companies that own and operate digital infrastructure at scale. As one of the largest owners and operators of energized, low-cost power capacity, we are making strategic investments to extend our digital infrastructure platform, serve new categories of compute demand, and drive long-term shareholder value.

We are investing in our digital infrastructure to serve growing external demand for large-scale, power-dense compute capacity. Hyperscalers, enterprise AI customers, and cloud service providers require immediate access to energized sites with the operational expertise to support sustained, high-intensity workloads, capabilities that are central to our platform.

During the three months ended March 31, 2026, we acquired a majority interest in Exaion, a European company that develops and operates data centers and provides secure cloud and AI inference infrastructure, serving enterprise and regulated-industry customers across three primary product lines: (i) virtual desktops; (ii) data security solutions; and (iii) regulated AI inference solutions. The acquisition expands our capabilities in digital infrastructure, enhances our ability to deliver secure and scalable compute and inference solutions to customers who require data sovereignty and control, and establishes our presence in international markets where demand for private, domestically controlled AI compute is growing. For the three months ended March 31, 2026, the impact of this acquisition on our consolidated results was not material.

Additionally, as part of this expansion, we entered into a Strategic Agreement with Starwood to develop, finance and operate digital infrastructure on select power-rich sites within our existing portfolio. Under the Strategic Agreement, we will contribute certain sites to and retain up to a 50% ownership interest in a newly formed joint venture, while Starwood will lead engineering, procurement and construction activities, secure hyperscale tenancy and operate the assets. During the three months ended March 31, 2026, we advanced from announcement to execution under the Strategic Agreement. Site selection negotiations across our portfolio are ongoing, permitting and retrofit work are advancing, and we have commenced discussions with prospective hyperscale tenants. We expect to account for our interest in the joint venture under the equity method of accounting, and accordingly, our share of the joint venture's results of operations will be reflected as a single line item in our Condensed Consolidated Statements of Operations.

In April 2026, we entered into a definitive agreement to acquire Long Ridge, a vertically integrated gas and power business located in Hannibal, Ohio, built around a 505 MW combined cycle gas turbine power plant operating at approximately 91% capacity factor, co-located with our existing Bitcoin mining site. The facility is interconnected with the PJM transmission network and anchored by vertically integrated natural gas supply through associated exploration and production operations, delivering an expected all-in operating cost of approximately $15 per megawatt-hour. The combination of owned dispatchable generation, vertically integrated fuel, PJM interconnection, and co-located operational infrastructure positions Long Ridge as a premier HPC campus capable of supporting sustained, power-intensive AI workloads at scale. We have received formal indications of interest from investment-grade hyperscale tenants. The acquisition is subject to customary closing conditions and regulatory approvals.

Together, Exaion and the Starwood joint venture establish two distinct pathways on the same energy base. The Starwood joint venture is intended to support hyperscale and large-scale compute workloads, while Exaion focuses on private cloud and regulated enterprise compute. The Long Ridge acquisition, if completed, is expected to support the hyperscale pathway with owned, dispatchable generation and a low-cost power structure. These initiatives are supported by a platform organized around the workloads of: (i) AI, including training, inference, and agentic applications, (ii) critical IT load, including traditional enterprise applications, and (iii) Bitcoin mining. Each workload is supported by a common energy infrastructure layer comprising of owned and operated generation, grid-connected capacity, and behind-the-meter supply.

Our sites are designed to shift between workloads based on economics, demand, and grid conditions, maximizing utilization of our energy assets within a unified operating model, with Bitcoin mining remaining the foundation of our platform.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

Revenues

	Three Months Ended March 31,		Change
(in thousands)	2026	2025	$
Bitcoin mining revenue	$172,162	$207,760	$(35,598)
Other digital assets mining revenue	416	2,170	(1,754)
Hosting services	1,085	1,151	(66)
Other revenue	951	2,803	(1,852)
Revenues	$174,614	$213,884	$(39,270)

Supplemental Information
BTC produced during the period, in whole BTC (1)	2,247	2,286	(39)
Average BTC per day, in whole BTC	25.0	25.4	(0.4)
Average price of BTC mined, in whole dollars (2)	$76,288	$93,317	$(17,029)
Number of blocks won	653	666	(13)
Transaction fees as a percentage of total	0.6%	1.4%	(0.8)%

(1) Includes 47 and 60 bitcoin representing our share of the equity method investee, the ADGM Entity, for the three months ended March 31, 2026 and 2025, respectively.

(2) “Average price of BTC mined” is calculated using Bitcoin mining revenue divided by the quantity of bitcoin produced during the period, excluding our share of the bitcoin produced for the equity method investee, the ADGM Entity.

We generated revenues of $174.6 million for the three months ended March 31, 2026, compared to $213.9 million in the prior year period. The $39.3 million, or approximately 18%, decrease in revenues was primarily driven by a decrease in Bitcoin mining revenue and, to a lesser extent, other digital assets mining revenue, hosting revenue and other revenue, which for the three months ended March 31, 2026, includes revenues from Exaion.

The $35.6 million decrease in Bitcoin mining revenue was primarily driven by an 18% decrease in the average price of bitcoin mined, which contributed approximately $33.1 million to the decrease, with the remaining $2.5 million attributable to a decrease in bitcoin production during the three months ended March 31, 2026.

Hosting services revenue decreased $0.1 million to $1.1 million for the three months ended March 31, 2026, compared to $1.2 million in the prior year period, primarily due to the expiration of hosting agreements during the quarter. As of March 31, 2026, we had no remaining customers associated with hosting services.

Costs and operating expenses

Purchased energy, Operating and maintenance and Third-party hosting and other energy costs

	Three Months Ended March 31,		Change
(in thousands)	2026	2025	$
Purchased energy costs	$44,732	$43,481	$1,251
Operating and maintenance costs	30,632	19,794	10,838
Third-party hosting and other energy costs	70,048	68,183	1,865

Supplemental Information (in whole dollars)
Cost per Petahash per day (1)	$27.6	$28.5	$(0.8)
Purchased energy costs per BTC (2)	$40,047	$35,728	$4,319

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

Purchased energy costs for the three months ended March 31, 2026 were $44.7 million, compared to $43.5 million in the prior year period, an increase of $1.3 million, or approximately 3%. The increase was primarily driven by the expansion of our owned mining sites through acquisitions and the growth in our total hashrate to 72.2 EH/s, partially offset by lower energy consumption at certain existing sites in Texas and Ohio, due to weather-related downtime. Cost per Petahash per day improved approximately 3%, from $28.5 to $27.6, compared to the prior year period. Purchased energy costs per bitcoin for our owned mining sites increased to $40,047, compared to $35,728 in the prior year period, primarily due to higher network difficulty driven by growth in global hashrate that resulted in an 8% decline in bitcoin production at our owned mining sites compared to the prior year period.

Operating and maintenance costs for the three months ended March 31, 2026 were $30.6 million compared to $19.8 million in the prior year period, an increase of $10.8 million or approximately 55%. The increase in operating and maintenance costs was primarily due to higher site and miner repair and maintenance costs associated with the expansion of our mining fleet, timing of repairs and increased labor costs to support a larger operational footprint.

Third-party hosting and other energy costs for the three months ended March 31, 2026 totaled $70.0 million compared to $68.2 million in the prior year period, an increase of $1.9 million, or approximately 3%. The increase was primarily driven by higher power consumption and utilization at certain third-party hosted sites, partially offset by downtime due to winter storms at other third-party hosted sites, primarily in Texas, during the quarter.

General and administrative

General and administrative expenses were $86.9 million for the three months ended March 31, 2026, compared to $85.9 million in the prior year period. The $1.0 million, or approximately 1%, increase was primarily due to acquisition and integration costs incurred in connection with our expanding global footprint, as well as higher personnel costs to support our growing operations, partially offset by stock-based compensation expense compared to the prior year period.

Stock-based compensation expense decreased $19.8 million compared to the prior year period primarily due to the reversal of stock-based compensation expense associated with forfeitures related to our 2026 Restructuring Plan, partially offset by incremental expense related to equity awards granted under our new long-term incentive plan.

Depreciation and amortization

Depreciation and amortization for the three months ended March 31, 2026 totaled $191.6 million compared to $157.9 million in the prior year period. The $33.7 million, or approximately 21%, increase was primarily driven by $20.1 million of accelerated depreciation related to the reassessment of expected future use of certain mining rigs, as well as the expansion of our mining fleet and owned infrastructure.

Change in fair value of digital assets

We recognized a loss on digital assets of $714.7 million for the three months ended March 31, 2026 compared to a loss of $394.2 million in the prior year period. The $320.5 million decrease was primarily attributable to the significant decline in the price of bitcoin during the quarter.

Change in fair value of derivative instrument

We recognized a loss on the change in fair value of derivative instrument of $41.0 million for the three months ended March 31, 2026 compared to a gain of $26.8 million in the prior year period. The change primarily relates to the remeasurement of the commodity swap contract acquired in the GC Data Center Acquisition, which meets the definition of a derivative instrument and is remeasured at fair value at the end of each reporting period. Changes in fair value were primarily driven by movements in electricity forward curve prices during the respective periods and the amendment of the commodity swap during the year, lowering the fixed electricity price.

Taxes other than on income

Taxes other than on income were $2.4 million for the three months ended March 31, 2026 compared to $3.1 million in the prior year period. Taxes other than on income consist primarily of property, sales and use taxes.

Research and development

Research and development expenses were $8.2 million for the three months ended March 31, 2026 compared to $9.3 million in the prior year period. The $1.1 million, or approximately 11% decrease, was primarily due to reduced spending following the exit of certain technology initiatives in the prior year period as part of our previously disclosed restructuring plan, partially offset by continued initiatives and development activities to support our strategic expansion.

Restructuring costs

During the first quarter of 2026, management committed to and initiated the 2026 Restructuring Plan in response to our strategic decision to reallocate resources as part of the strategic shift toward AI and critical IT. As part of the 2026 Restructuring Plan, we realigned our business operations and reduced our workforce by approximately 15%, providing combined annualized savings of $12.0 million. Restructuring costs were $45.9 million for the three months ended March 31, 2026, primarily consisting of $41.8 million related to the elimination of certain business activities and $3.9 million of employee-related separation costs. Costs related to employee separation benefits of $2.9 million were accrued as of March 31, 2026, and are expected to be paid out in the following quarter. There were no such expenses in the prior year period.

Other loss

Change in fair value of digital assets - receivable, net

We recognized a loss on digital assets - receivable, net of $303.9 million for the three months ended March 31, 2026 compared to a loss of $116.1 million in the prior year period. The $187.8 million decrease was primarily attributable to the fair value associated with our bitcoin loaned and pledged bitcoin as collateral.

Net gain from extinguishment of debt

During the three months ended March 31, 2026, we repurchased approximately $1.0 billion principal amount of the March 2030 Notes and the June 2031 Notes, resulting in a $70.6 million gain from the extinguishment of debt. There was no such activity in the prior year period.

Equity in net earnings of unconsolidated affiliate

During the three months ended March 31, 2026, we recorded our share of net loss for our 20% interest in the ADGM Entity of $2.2 million, compared to a loss of nearly zero in the prior year period. Our share of the ADGM Entity’s operating results included earnings from the production of 47 bitcoin and approximately $3.2 million of depreciation and amortization during the three months ended March 31, 2026, while in the prior year period, our share of the ADGM Entity’s operating results included earnings from production of 60 bitcoin and approximately $3.1 million of depreciation and amortization.

Interest income, Interest expense and Other

	Three Months Ended March 31,		Change
(in thousands)	2026	2025	$
Interest income
Interest income from lending bitcoin	$6,360	$6,330	$30
Interest income from cash and cash equivalents	4,172	5,665	(1,493)
Total interest income	10,532	11,995	(1,463)

Interest expense	(10,720)	(9,941)	(779)
Other	3,881	2,474	1,407

Interest income decreased by $1.5 million compared to the prior year period, primarily due to the decrease in interest income earned from our cash and cash equivalent balance, partially offset by the interest income earned on loaned bitcoin under our digital asset management strategy. Interest expense increased for the three months ended March 31, 2026 primarily due to the interest incurred on our interest bearing Convertible Notes and the Line of Credit.

Other of $3.9 million for the three months ended March 31, 2026 was primarily due to investment income of $2.2 million from internal bitcoin trading activities and a $1.8 million benefit from the reversal of previously established credit loss reserve, driven by lower bitcoin lending activity, reduced collateral balances and a decline in the market price of bitcoin during the quarter.

Income tax benefit

For the three months ended March 31, 2026, we recorded income tax benefit of $30.9 million, compared to an income tax benefit of $119.2 million in the prior year period. The $30.9 million income tax benefit primarily reflects changes in pretax book income and loss during the periods, driven largely by fair value adjustments related to digital assets.

NON-GAAP FINANCIAL MEASURES

In order to provide a more comprehensive understanding of the information used by our management team in financial and operational decision-making, we supplement our Condensed Consolidated Financial Statements that have been prepared in accordance with GAAP with the non-GAAP financial measure of Adjusted EBITDA.

We define Adjusted EBITDA as (a) GAAP net loss attributable to common stockholders plus (b) adjustments to add back the impacts of (1) interest, (2) income taxes, (3) depreciation and amortization and (4) adjustments for non-cash and/or non-recurring items, which currently include (i) stock-based compensation expense, (ii) change in fair value of derivative instrument, (iii) restructuring costs, (iv) acquisition and integration costs, (v) net gain from extinguishment of debt and (vi) net gain/loss on investments.

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

The following table provides a reconciliation of GAAP net loss attributable to common stockholders to Adjusted EBITDA:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net loss attributable to common stockholders	$(1,259,619)	$(533,199)
Interest expense (income), net	188	(2,054)
Income tax benefit	(30,932)	(119,172)
Depreciation and amortization (1)	194,739	161,002
EBITDA	(1,095,624)	(493,423)
Stock-based compensation expense	30,506	49,115
Change in fair value of derivative instrument	41,045	(26,828)
Restructuring costs (2)	45,885	—
Acquisition and integration costs (3)	11,018	—
Net gain from extinguishment of debt	(70,557)	—
Net gain on investments (4)	—	(12,429)
Adjusted EBITDA (5) (6)	$(1,037,727)	$(483,565)

(1) Includes approximately $3.2 million and $3.1 million of depreciation and amortization for the three months ended March 31, 2026 and 2025, respectively, representing our share in the results of our equity method investee, the ADGM Entity, reported in “Equity in net earnings of unconsolidated affiliate” on the Condensed Consolidated Statements of Operations.

(2) Includes approximately $1.4 million of stock-based compensation expense related to the 2026 Restructuring Plan.

(3) Acquisition and integration costs are reported in “General and administrative” on the Condensed Consolidated Statements of Operations.

(4) Net gain on investments is reported in “Other” on the Condensed Consolidated Statements of Operations. Refer to Note 7 – Investments in the notes to our Condensed Consolidated Financial Statements for further information.

(5) Excludes interest income earned from our bitcoin lending activities of $6.4 million and $6.3 million for the three months ended March 31, 2026 and 2025, respectively.

(6) Includes the combined loss on the change in fair value of digital assets and digital assets - receivable, net of $1.0 billion and $510.2 million for the three months ended March 31, 2026 and 2025, respectively.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flows

The following table presents a summary of our cash flow activity for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
(in thousands)	2026	2025
Net cash used in operating activities	$(247,489)	$(215,488)
Net cash provided by (used in) investing activities	1,190,286	(209,846)
Net cash (used in) provided by financing activities	(1,108,297)	229,778
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,642)	—
Net decrease in cash, cash equivalents and restricted cash	(169,142)	(195,556)
Cash, cash equivalents and restricted cash — beginning of period	694,795	403,771
Cash, cash equivalents and restricted cash — end of period	$525,653	$208,215

For the three months ended March 31, 2026, cash, cash equivalents and restricted cash totaled $525.7 million at March 31, 2026, a decrease of $33.5 million from December 31, 2025.

Operating Activities

Bitcoin produced and held on our Condensed Consolidated Balance Sheets is excluded from our cash flows from operating activities. If we monetize bitcoin in the future, those proceeds would be reported as cash flows from investing activities.

Cash flows in connection with operating activities consisted of net loss, adjusted for non-cash and non-operating items, including depreciation and amortization, stock-based compensation expense, the loss on the fair value of digital assets and digital assets, receivable, net and other non-cash expenses, as well as changes in operating assets and liabilities.

Cash flows used in operating activities increased by $32.0 million for the three months ended March 31, 2026, compared to the prior year period. This change was primarily due to a $79.5 million decline in net loss adjusted for non-cash and non-operating items, partially offset by a $47.5 million change in cash flows from operating assets and liabilities. The increase in cash used in operating activities was primarily driven by lower revenues and higher operating costs compared to the prior year period.

Investing Activities

Cash flows from investing activities resulted in a source of cash of $1.2 billion, primarily resulting from the proceeds from the sale of digital assets of $1.5 billion, of approximately 20,880 bitcoin at an average price of $70,137. The source of cash was partially offset by the purchase of property and equipment of $79.5 million and the payment of $196.8 million to acquire Exaion and the Meerkat Acquisition, net of cash acquired. These acquisitions are expected to enhance our business by expanding our operational capacity and strengthening our presence in AI and critical IT.

Financing Activities

Cash flows from financing activities used $1.1 billion, primarily from a partial repayment of our March 2030 and June 2031 Notes of $912.8 million and the repayment of our Previous Line of Credit of $350.0 million. For the three months ended March 31, 2026, financing activities were partially offset by securing an additional $150.0 million line of credit established and fully utilized as of March 31, 2026.

Liquidity and Capital Resources

Our liquidity position is supported by cash and cash equivalents, our bitcoin holdings (including our ability to borrow against or monetize bitcoin) and access to our ATM facility. As of March 31, 2026, the combined value of cash and cash equivalents, excluding restricted cash, and digital assets, including bitcoin under our digital asset management strategy, totaled $2.9 billion, and our ATM facility had approximately $1.5 billion of capacity remaining. We believe our existing liquidity resources provide us with sufficient flexibility to meet our obligations and fund our growth initiatives over the next twelve months and beyond.

Sources of Liquidity

Cash and Cash Equivalents

As of March 31, 2026 cash and cash equivalents, excluding restricted cash, totaled $513.7 million. Approximately 27% of cash and cash equivalents were denominated in euros, held by Exaion and contractually designated for use in its operations for the next year.

Bitcoin Holdings

At March 31, 2026, we held a total of 35,303 bitcoin on our Condensed Consolidated Balance Sheets, including 9,995 bitcoin under our digital asset management strategy, with a total fair value of $2.4 billion, based on the fair value of a single bitcoin of approximately $68,222.

At March 31, 2026, approximately 5,742 bitcoin were loaned to third parties to generate additional returns and 4,253 bitcoin were pledged as collateral under the Line of Credit. Bitcoin activated under our digital asset management strategy is classified as “Digital assets - receivable, net” on the Condensed Consolidated Balance Sheets with a carrying value of $680.5 million. The remaining 25,308 unrestricted bitcoin are classified as long-term assets under “Digital assets, net of current portion” on the Condensed Consolidated Balance Sheets with a fair value of $1.7 billion. Our holdings as of March 31, 2026 excluded 37 bitcoin held by our equity method investee, pending dividend to us.

We actively manage our bitcoin holdings as both a long-term store of value and a source of liquidity. For the three months ended March 31, 2026, we sold approximately 20,880 bitcoin for $1.5 billion in proceeds. We may continue to sell bitcoin from time to time, subject to market conditions and our capital allocation priorities, while also maintaining holdings for long-term investment purposes. Our $2.4 billion bitcoin position represents a significant and flexible source of liquidity. We expect our bitcoin holdings to generally increase over time through production and selective purchases, though both the quantity held and fair value will fluctuate with operating and market conditions.

At-the-Market Offering Program

In March 2025, we established our ATM facility with an initial capacity of $2.0 billion. During the three months ended March 31, 2026, we did not sell any shares through the ATM facility, and we have not utilized it since the third quarter of 2025. As of March 31, 2026, our ATM facility had approximately $1.5 billion of capacity remaining, providing us with meaningful optionality to access equity capital markets on a flexible basis.

Capital Requirements

Short-term Obligations

As of March 31, 2026, we had $150.0 million outstanding under our Line of Credit, with a maturity due within the next twelve months. In addition, $48.1 million of the remaining principal of the December 2026 Notes is due upon maturity in December 2026. During the three months ended March 31, 2026, we strengthened our Condensed Consolidated Balance Sheets and improved our near-term liquidity profile by repurchasing approximately $1.0 billion of our 0.00% convertible senior notes through privately negotiated transactions, consisting of approximately $367.5 million of our March 2030 Notes and approximately $633.4 million of our June 2031 Notes, reducing our total debt from $3.6 billion to approximately $2.4 billion.

Starwood Joint Venture

In February 2026, we entered into a Strategic Agreement with Starwood to jointly develop, finance and operate digital infrastructure on select power-rich sites within our existing portfolio. The framework operates on a site-by-site basis, with each project forming its own special purpose vehicle upon Starwood securing a qualifying tenant.

Upon contribution of a site, we will receive a predetermined fair value for the assets contributed at the time of contribution. This upfront recognition of our site contribution value is a defining feature of the structure: because our contribution is credited at the outset of each project, Starwood is required to contribute capital against the value of our site before we are required to invest any incremental cash. We also have the option to retain between 10% and 50% of the equity in each project, providing participation in the upside of each development. Project-level financing is expected to be arranged on a non-recourse basis at the joint venture level, with no guarantee from us and backstopped by Starwood.

Our principal cash obligation under the Strategic Agreement consists of pre-development costs at the contributed sites, expected to be funded through cash on hand or a potential asset-backed credit facility. As of March 31, 2026, we had not incurred any material pre-development costs under the Strategic Agreement.

Long Ridge Acquisition

In April 2026, we entered into a definitive agreement to acquire Long Ridge, a vertically integrated gas and power business, for an enterprise value of approximately $1.5 billion, including the assumption of Long Ridge’s existing indebtedness of $900.0 million, subject to customary purchase price adjustments. We expect to fund the remaining consideration through a combination of cash on hand, borrowings collateralized by bitcoin and potentially proceeds from the sale of bitcoin, depending on market conditions at the time of closing. We have also entered into a commitment letter with Barclays for a 364-day senior secured bridge term loan facility of up to $785.0 million, providing us with committed backstop financing for a portion of the assumed indebtedness to the extent needed. We do not expect Long Ridge to require ongoing capital support from the Company following closing.

Liquidity Risks

Risks to our liquidity outlook include events that could materially diminish our access to capital markets and/or the value of our bitcoin holdings and production capabilities, including:

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of March 31, 2026, we had the following contractual obligations and commitments:

	Payments due by period
(in thousands)	Total	Short-term	Long-term
Convertible Notes (1)	$2,332,745	$51,746	$2,280,999
Line of credit (1)	150,000	150,000	—
Lease obligations (2)	167,187	4,094	163,093
Purchase agreements (3)	41,954	41,954	—
Other purchase obligations (3)	382,818	194,573	188,245
Total contractual obligations and commitments	$3,074,704	$442,367	$2,632,337

(1) Consists of principal and interest payments on the Convertible Notes and 2026 Line of Credit. Refer to Note 13 – Debt in the notes to our Condensed Consolidated Financial Statements, for further information.

(2) Lease obligations refer to our operating and finance leases related our data centers and office space. Refer to Note 14 – Leases in the notes to our Condensed Consolidated Financial Statements, for further information.

(3) Purchase agreements refer to our miner and other mining equipment agreements. Other purchase obligations consist of contracts for hosting our equipment and operational support in data centers where our equipment is deployed. Refer to Note 15 – Commitments and Contingencies in the notes to our Condensed Consolidated Financial Statements, for further information.

Additionally, on February 26, 2026, we entered into a Strategic Agreement with Starwood granting exclusivity over the development, contribution or sale of certain Bitcoin mining properties in the United States. The agreement contemplates MARA-funded pre-development costs (subject to caps), capital commitments through joint ventures managed by Starwood, and, in certain circumstances, the sale of properties to Starwood.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than the additional market risk we’ve included herein, we are not aware of any material changes to our disclosures regarding market risks in connection with our bitcoin holdings. Refer to Part II, Item 7A of our Annual Report, which is incorporated herein by reference.

Market Price Risk of Bitcoin. The following sensitivity analysis supplements our discussion of bitcoin market price risk included in Part II, Item 7A of our Annual Report.

The fair value of our bitcoin may be materially impacted as the market value of bitcoin fluctuates. For illustrative purposes, a hypothetical $10,000 change in the market price of bitcoin would have resulted in an estimated change of $353.0 million and $475.3 million to our loss before income taxes for the three months ended March 31, 2026 and 2025, respectively. This sensitivity analysis is based on our bitcoin holdings and related fair value measurement as of that date and is provided solely to demonstrate the potential magnitude of bitcoin price volatility on our financial results. Actual results could differ materially depending on future market conditions, transaction activity and other factors affecting the fair value of digital assets.

Foreign Currency Exchange Rate Risk. As a result of our international operations, we are exposed to market risk from changes in foreign currency exchange rates. Our primary foreign currency exposures relate to the Euro, driven by our acquisition of a controlling interest in Exaion during the first quarter of 2026, a French entity specializing in HPC data centers and providing secure cloud and AI infrastructure. The results of Exaion’s operations are denominated in Euros and translated into U.S. dollars for inclusion in our Condensed Consolidated Financial Statements. As of March 31, 2026, approximately 27% of cash and cash equivalents were denominated in foreign currencies.

We do not currently enter into derivative instruments to hedge our foreign currency exposure, though we may consider doing so in the future as our international operations expand. Exchange rate fluctuations may impact our reported revenues, expenses, assets, and liabilities. The impact of foreign currency exchange rate fluctuations on our results of operations and financial position was not material for the three months ended March 31, 2026.

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

Change in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

Other than as disclosed under the caption “Contingencies—Legal Proceedings” in Note 15 – Commitments and Contingencies in the notes to our Condensed Consolidated Financial Statements included in this Quarterly Report, we are presently not a party to any material litigation or regulatory proceeding and are not aware of any pending or threatened litigation or regulatory proceeding against us which, individually or in the aggregate, could have a material adverse effect on our business, operating results, financial condition or cash flows.

ITEM 1A. RISK FACTORS

Other than the additional risk factor herein, we are not aware of any material changes to the risk factors set forth under the caption “Risk Factors” in Part I, Item 1A of our Annual Report, which are incorporated herein by reference. The risks described in our Annual Report are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business, financial condition, operating results, liquidity and future prospects.

The proposed acquisition of Long Ridge is subject to numerous closing conditions and may not be consummated on the anticipated timeline, or at all, and the failure to complete the acquisition could adversely affect our business, financial condition and results of operations.

The closing of the acquisition of Long Ridge is subject to a number of conditions that may not be satisfied or waived, including the accuracy of representations and warranties, compliance with covenants, receipt of necessary regulatory approvals and the receipt of amendments or waivers under certain existing agreements of the sellers or their subsidiaries. We cannot guarantee that all required conditions will be satisfied or that the acquisition will be completed on the anticipated timeline, or at all. If the acquisition is not consummated by November 30, 2026 (which deadline may be extended to June 30, 2027 if certain regulatory conditions have not been satisfied by such date), we could be required to pay the sellers a termination fee of $75.0 million, which could materially and adversely affect our liquidity. Even absent a termination fee obligation, a failure to close could result in significant costs, management distraction and damage to our relationships with counterparties, employees and investors. Furthermore, the acquisition represents a key component of our digital energy infrastructure strategy, and a failure to consummate it would delay or prevent our planned expansion of power generation capacity and development of HPC and digital infrastructure at our Hannibal, Ohio campus, requiring us to identify and pursue alternative means of executing on our strategy, which may not be available on acceptable terms or at all.

To finance a portion of the approximately $1.5 billion purchase price, we have obtained a commitment from Barclays Bank PLC to provide a 364-day senior secured bridge term loan facility of up to $785.0 million, subject to customary conditions. There can be no assurance that we will be able to draw on this facility or secure alternative or permanent financing on acceptable terms, or at all, which could prevent or delay the closing and materially adversely affect our business and financial condition.

The acquisition also involves complex ancillary obligations, including cooperation with consent solicitations or change of control offers under the indenture governing Long Ridge Energy LLC's 8.750% Senior Secured Notes due 2032, and the negotiation and closing of certain railroad-related asset agreements concurrent with the closing. Failure to obtain the required consents or to finalize these ancillary agreements on acceptable terms could delay or prevent the acquisition from closing.

Even if the acquisition is consummated, we may not realize the anticipated strategic and financial benefits, including expected accretion to profitability, expansion of our power generation capacity, which currently stands at 485 MW nameplate capacity and is expected to increase to 505 MW in the second half of 2026, and development of additional HPC and digital infrastructure at our Hannibal, Ohio campus. Integration may prove more difficult, costly or time-consuming than anticipated, and we may face unanticipated liabilities, regulatory challenges or operational disruptions. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and the market price of our securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Director and Officer Trading Plans and Arrangements

On February 6, 2026, Vicki Mealer-Burke, a member of the Company’s board of directors, terminated a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, which was adopted on September 9, 2025 for the sale of 21,551 shares of the Company’s common stock.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Provided Herewith
3.1	Restated Articles of Incorporation of the Company	Form 10-K	3/3/2025	3.1
3.2	Amended and Restated Bylaws of the Company	Form 10-K	3/3/2025	3.2
10.1	Amendment Agreement to the Investment Agreement, dated January 30, 2026, between the Company, MARA France SAS, EDF Pulse Holding, Exaion SAS, and certain minority holders of Exaion SAS	Form 10-K	3/02/2026	10.3
10.2	2026 Form of Restricted Stock Unit Agreement under the MARA Holdings, Inc. Amended and Restated 2018 Equity Incentive Plan	Form 8-K	2/25/2026	10.1
10.3	2026 Form of Performance Based Restricted Stock Unit Awards under the MARA Holdings, Inc. Amended and Restated 2018 Equity Incentive Plan	Form 8-K	2/25/2026	10.2
10.4*	Strategic Agreement, dated February 26, 2026, by and among the Company and Starwood	Form 8-K	2/26/2026	10.1
10.5*#	Equity Purchase Agreement, dated April 29, 2026, by and among the Sellers, the Buyer, (solely for the purposes of Articles V, IX and X) the Company and (solely for the purposes of Articles V, IX and X and Sections 2.5, 6.10, 6.16 and 6.20) FTAI Infrastructure Inc.	Form 8-K	4/30/2026	10.1
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

*
Certain exhibits and schedules to this Exhibit are omitted in accordance with Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

#
Certain portions of this exhibit are omitted pursuant to Regulation S-K Item 601(b)(10)(iv) because they are not material and are the type that the Company treats as private or confidential. The Company hereby agrees to furnish a copy of any omitted portion to the SEC upon request.

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

Date:	May 11, 2026

MARA HOLDINGS, INC.

		By:	/s/ Fred Thiel
		Name:	Fred Thiel
		Title:	Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

		By:	/s/ Salman Khan
		Name:	Salman Khan
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)