Form 10-Q
period 2026-06-30
MARA Holdings, Inc.
filed 2026-08-06
CIK 1507605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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

As of July 30, 2026, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 386,299,297.

PART I

MARA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
(in thousands, except share and per share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$421,274	$547,132
Restricted cash	12,000	12,000
Digital assets, current portion	2,083	2,391
Other receivables	27,488	18,540
Deposits	17,252	19,537
Derivative instrument, current portion	—	20,340
Prepaid expenses and other current assets	47,095	44,328
Total current assets	527,192	664,268

Other assets:
Digital assets, net of current portion	1,540,574	3,369,245
Digital assets - receivable, net	540,868	1,336,868
Property and equipment, net	1,215,576	1,490,635
Advances to vendors	7,172	7,651
Investments	128,438	133,814
Long-term deposits	215,405	219,098
Long-term prepaids	1,612	3,029
Operating lease right-of-use assets	34,228	32,324
Derivative instrument, net of current portion	7,595	28,979
Goodwill	89,719	—
Intangible assets, net	40,512	988
Total long-term assets	3,821,699	6,622,631
TOTAL ASSETS	$4,348,891	$7,286,899

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current liabilities:
Accounts payable	$10,489	$12,546
Accrued expenses	74,167	86,985
Derivative instrument, current portion	1,090	—
Notes payable, current portion	335,397	47,845
Line of credit, current portion	150,000	350,000
Operating lease liabilities, current portion	3,338	1,722
Finance lease liability, current portion	178	173
Other current liabilities	17,166	22,604
Total current liabilities	591,825	521,875
See accompanying notes to the Condensed Consolidated Financial Statements

Long-term liabilities:
Notes payable, net of current portion	1,932,352	3,202,082
Operating lease liabilities, net of current portion	40,766	39,714
Finance lease liability, net of current portion	3,928	3,817
Deferred tax liabilities	7,722	29,857
Other long-term liabilities	12,895	12,464
Total long-term liabilities	1,997,663	3,287,934

Commitments and Contingencies (Note 15)

Redeemable noncontrolling interest	82,461	—
Equity:
Preferred stock, par value $0.0001 per share, 50,000,000 shares authorized; no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, par value $0.0001 per share, 800,000,000 shares authorized; 381,888,004 shares and 379,464,892 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	38	37
Additional paid-in capital	4,873,182	4,809,550
Accumulated other comprehensive loss	(5,492)	—
Accumulated deficit	(3,207,171)	(1,337,867)
Total stockholders’ equity attributable to MARA	1,660,557	3,471,720
Noncontrolling interests	16,385	5,370
Total equity	1,676,942	3,477,090
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY	$4,348,891	$7,286,899
See accompanying notes to the Condensed Consolidated Financial Statements

MARA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2026	2025	2026	2025
Revenues	$174,881	$238,485	$349,495	$452,369

Costs and operating expenses (income)
Purchased energy costs	48,750	41,730	93,482	85,211
Operating and maintenance costs	26,905	22,362	57,537	42,156
Third-party hosting and other energy costs	69,156	69,029	139,204	137,212
General and administrative	114,701	92,948	201,558	178,813
Depreciation and amortization	174,664	161,741	366,220	319,638
Change in fair value of digital assets	249,559	(846,027)	964,236	(451,865)
Change in fair value of derivative instrument	1,769	(20,311)	42,814	(47,139)
Impairment of goodwill and other assets	—	26,253	—	26,253
Taxes other than on income	1,521	2,437	3,951	5,532
Research and development	7,173	8,546	15,421	17,844
Restructuring costs	1,753	—	47,638	—
Total costs and operating expenses (income)	695,951	(441,292)	1,932,061	313,655
Operating income (loss)	(521,070)	679,777	(1,582,566)	138,714

Other income (loss)
Change in fair value of digital assets - receivable, net	(93,456)	346,547	(397,368)	230,480
Net gain from extinguishment of debt	—	—	70,557	—
Interest income	10,263	9,631	20,795	21,626
Interest expense	(6,264)	(12,835)	(16,984)	(22,776)
Equity in net earnings of unconsolidated affiliate	(2,856)	(902)	(5,027)	(915)
Other	2,646	(5,509)	6,527	(3,035)
Total other income (loss)	(89,667)	336,932	(321,500)	225,380

Income (loss) before income taxes	(610,737)	1,016,709	(1,904,066)	364,094
Income tax benefit (expense)	(580)	(208,504)	30,352	(89,332)
Net income (loss)	$(611,317)	$808,205	$(1,873,714)	$274,762
Less: Net loss attributable to noncontrolling interests, including redeemable noncontrolling interest	1,632	30	4,410	274
Net income (loss) attributable to common stockholders	$(609,685)	$808,235	$(1,869,304)	$275,036

Net income (loss) per share of common stock - basic	$(1.60)	$2.29	$(4.91)	$0.79
Weighted average shares of common stock - basic	381,565,856	352,901,683	380,865,345	348,524,166

Net income (loss) per share of common stock - diluted	$(1.60)	$1.84	$(4.91)	$0.64
Weighted average shares of common stock - diluted	381,565,856	440,912,159	380,865,345	436,271,805
See accompanying notes to the Condensed Consolidated Financial Statements

MARA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net income (loss)	$(611,317)	$808,205	$(1,873,714)	$274,762

Other comprehensive loss
Foreign currency translation adjustments (1)	(8,508)	—	(8,522)	—

Comprehensive income (loss)	(619,825)	808,205	(1,882,236)	274,762
Less: Comprehensive loss attributable to noncontrolling interests, including redeemable noncontrolling interest	4,089	30	6,871	274
Comprehensive income (loss) attributable to common stockholders	$(615,736)	$808,235	$(1,875,365)	$275,036

(1) Foreign currency translation adjustments for the three and six months ended June 30, 2026 include a loss of $0.8 million and $3.0 million attributable to redeemable noncontrolling interest. Refer to Note 11 – Equity and Mezzanine Equity, “Redeemable Noncontrolling Interest,” for further information.
See accompanying notes to the Condensed Consolidated Financial Statements

MARA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

For the Three Months Ended June 30, 2026

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest (1)	Total Equity
(in thousands, except share data)	Number	Amount
Balance at March 31, 2026	380,873,087	$38	$4,833,967	$(4,544)	$(2,597,486)	$2,231,975	$16,248	$2,248,223
Stock-based compensation	1,720,196	—	46,891	—	—	46,891	—	46,891
Repurchase of shares in settlement of restricted stock	(705,279)	—	(7,676)	—	—	(7,676)	—	(7,676)
Distribution to noncontrolling interest	—	—	—	—	—	—	(127)	(127)
Noncontrolling interest preferred stock dividends	—	—	—	—	—	—	375	375
Foreign exchange loss on translation	—	—	—	(948)	—	(948)	(205)	(1,153)
Net income (loss)	—	—	—	—	(609,685)	(609,685)	94	(609,591)
Balance at June 30, 2026	381,888,004	$38	$4,873,182	$(5,492)	$(3,207,171)	$1,660,557	$16,385	$1,676,942

For the Six Months Ended June 30, 2026

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests (1)	Total Equity
(in thousands, except share data)	Number	Amount
Balance at December 31, 2025	379,464,892	$37	$4,809,550	$—	$(1,337,867)	$3,471,720	$5,370	$3,477,090
Stock-based compensation	4,004,927	1	78,763	—	—	78,764	—	78,764
Issuance of non-controlling interest in subsidiary	—	—	—	—	—	—	11,795	11,795
Repurchase of shares in settlement of restricted stock	(1,581,815)	—	(15,131)	—	—	(15,131)	—	(15,131)
Distribution to noncontrolling interest	—	—	—	—	—	—	(165)	(165)
Noncontrolling interest preferred stock dividends	—	—	—	—	—	—	375	375
Foreign exchange loss on translation	—	—	—	(5,492)	—	(5,492)	(205)	(5,697)
Net loss	—	—	—	—	(1,869,304)	(1,869,304)	(785)	(1,870,089)
Balance at June 30, 2026	381,888,004	$38	$4,873,182	$(5,492)	$(3,207,171)	$1,660,557	$16,385	$1,676,942

(1) Net income (loss) attributable to noncontrolling interest for the three and six months ended June 30, 2026 excludes a $1.7 million and $3.6 million net loss attributable to redeemable noncontrolling interest, respectively, which is presented separately. Refer to Note 11 – Equity and Mezzanine Equity, “Redeemable Noncontrolling Interest,” for further information.

See accompanying notes to the Condensed Consolidated Financial Statements

For the Three Months Ended June 30, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings (Deficit)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
(in thousands, except share data)	Number	Amount
Balance at March 31, 2025	346,279,403	$34	$4,284,279	$—	$(559,586)	$3,724,727	$3,953	$3,728,680
Stock-based compensation, net of tax withholding	2,157,781	—	54,656	—	—	54,656	—	54,656
Issuance of common stock, net of offering costs	14,977,998	2	219,201	—	—	219,203	—	219,203
Repurchase of shares in settlement of restricted stock	(1,077,276)	—	(15,168)	—	—	(15,168)	—	(15,168)
Contribution from noncontrolling interest	—	—	—	—	—	—	636	636
Net income (loss)	—	—	—	—	808,235	808,235	(30)	808,205
Balance at June 30, 2025	362,337,906	$36	$4,542,968	$—	$248,649	$4,791,653	$4,559	$4,796,212

For the Six Months Ended June 30, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings (Deficit)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
(in thousands, except share data)	Number	Amount
Balance at December 31, 2024	340,258,453	$34	$4,155,386	$—	$(26,387)	$4,129,033	$6,909	$4,135,942
Stock-based compensation, net of tax withholding	3,898,871	—	103,771	—	—	103,771	—	103,771
Issuance of common stock, net of offering costs	20,406,546	2	319,341	—	—	319,343	—	319,343
Repurchase of shares in settlement of restricted stock	(2,225,964)	—	(35,530)	—	—	(35,530)	—	(35,530)
Distribution to noncontrolling interest	—	—	—	—	—	—	(2,076)	(2,076)
Net income (loss)	—	—	—	—	275,036	275,036	(274)	274,762
Balance at June 30, 2025	362,337,906	$36	$4,542,968	$—	$248,649	$4,791,653	$4,559	$4,796,212
See accompanying notes to the Condensed Consolidated Financial Statements

MARA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(in thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,873,714)	$274,762
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	366,220	319,638
Deferred tax (benefit) expense	(32,297)	89,580
Change in fair value of digital assets and digital assets - receivable, net	1,361,604	(682,345)
Impairment of goodwill and other assets	—	26,253
Net gain on investments	—	(12,429)
Stock-based compensation expense	77,189	103,771
Change in fair value of derivative instrument	42,814	(47,139)
Restructuring costs	47,638	—
Equity in net earnings of unconsolidated affiliate	5,027	915
Net gain on extinguishment of debt	(70,557)	—
Other adjustments from operations, net	(19,420)	4,260
Changes in operating assets and liabilities	(375,761)	(456,197)
Net cash used in operating activities	(471,257)	(378,931)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances to vendors	(7,509)	(108,392)
Acquisition, net of cash acquired	(61,111)	(36,369)
Purchase of property and equipment	(94,303)	(157,771)
Proceeds from sale of property and equipment	1,748	3,674
Purchase of intangible assets	(524)	—
Proceeds from sale of digital assets	1,627,163	14,252
Purchase of digital assets	—	(27,131)
Investment in equity method investments	82	(5,828)
Purchase of equity investments	—	(19,445)
Net cash provided by (used in) investing activities	1,465,546	(337,010)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	—	319,343
Repurchase of shares in settlement of restricted stock	(15,131)	(35,530)
Borrowings from Line of credit	150,000	150,000
Repayment of finance lease liabilities	(173)	(168)
Repayment of Convertible Notes	(912,774)	—
Repayment of Line of credit	(350,000)	—
Contribution from noncontrolling interest	281	—
Proceeds from issuance of noncontrolling interest in subsidiary	11,795	—
Net cash (used in) provided by financing activities	(1,116,002)	433,645

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,145)	—
Net decrease in cash, cash equivalents and restricted cash	(125,858)	(282,296)
Cash, cash equivalents and restricted cash — beginning of period	559,132	403,771
Cash, cash equivalents and restricted cash — end of period	$433,274	$121,475
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

Use of Estimates and Assumptions

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include measurement of digital assets and related receivables, fair value of assets acquired and liabilities assumed in a business combination, determination of useful lives of property and equipment and finite-lived intangible assets, recoverability of long-lived assets, impairment of goodwill, valuation of derivative instruments, stock-based compensation expense, deferred income taxes, and loss contingencies. Actual results could differ from those estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on the reported financial position, results of operations, or cash flows. The impact on any prior period disclosures was immaterial.

Summary of Significant Accounting Policies

Except for the updates noted below, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for a detailed discussion on the Company’s significant accounting policies.

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

As of June 30, 2026, approximately 30% of cash and cash equivalents were denominated in foreign currencies, held by the Company’s foreign subsidiaries and contractually designated for use in their operations. Refer to Note 3 – Acquisitions and Strategic Partnerships, for further information.

Energy Derivatives

The Company acquired a commodity swap contract as a result of a previous acquisition, which meets the definition of a derivative due to the terms that provide for net settlement and expires on December 31, 2027.

As of June 30, 2026, the estimated net fair value of the Company’s derivative asset instrument was $6.5 million, estimated using observable market-based inputs classified under Level 2 of the fair value hierarchy. The significant assumptions used in the discounted cash flow model to estimate fair value include the discount rate and electricity forward curves.

The following table presents changes in fair value of the derivative instrument:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Derivative instrument, beginning of period	$8,274	$35,775	$49,319	$8,947
Change in fair value of derivative instrument	(1,769)	20,311	(42,814)	47,139
Derivative instrument, end of period	$6,505	$56,086	$6,505	$56,086

Noncontrolling Interest and Redeemable Noncontrolling Interest

The Company accounts for noncontrolling interest and redeemable noncontrolling interest in accordance with ASC 810, Consolidation and ASC 480, Distinguishing Liabilities and Equity (“ASC 480”).

Noncontrolling interest

Noncontrolling interests represent the portion of equity interest in consolidated subsidiaries that are not attributable, directly or indirectly, to the Company. Noncontrolling interests are presented as a separate component of stockholders’ equity on the Condensed Consolidated Balance Sheets. Noncontrolling interests are classified as permanent equity as we have the right to choose to settle each holder's redemption of the interests in either cash or delivery of shares of our common stock.

The Company attributes net income (loss) and comprehensive income (loss) to both the Company and noncontrolling interest holders based on their respective ownership percentages. Net loss attributable to noncontrolling interests is presented separately in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss).

Redeemable noncontrolling interest

Redeemable noncontrolling interest represents ownership interests in consolidated subsidiaries that are not attributable to the Company and may be subject to redemption at the option of the holder, upon the occurrence of certain events outside the Company’s control, or at a fixed or determinable price on a fixed or determinable date. As redemption is not solely within the Company’s control, such interests are classified outside of permanent equity in “Redeemable Noncontrolling Interest” on the Condensed Consolidated Balance Sheets.

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

Refer to Note 3 – Acquisitions and Strategic Partnerships and Note 11 – Equity and Mezzanine Equity, for further information.

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

During the six months ended June 30, 2026, the Company’s management committed to and initiated a restructuring plan (the “2026 Restructuring Plan”) in response to the Company’s strategic decision to reallocate resources toward AI initiatives and related critical IT and HPC opportunities, as well as a significant decline in bitcoin prices. Restructuring costs incurred during the period were $47.6 million and primarily consisted of $42.0 million related to the elimination of certain business activities and $5.4 million of employee-related separation costs, including severance, termination benefits, and equity award modifications. Restructuring costs were recorded on the Condensed Consolidated Statements of Operations. During the quarter ended June 30, 2026, an additional reserve of $1.8 million related to employee separation benefits and contract termination was established and is expected to be paid out in the following quarter.

Income Taxes

Effective Tax Rate

The effective tax rate (“ETR”) from continuing operations was (0.09)% and 20.51% for the three months ended June 30, 2026 and 2025, respectively, and 1.59% and 24.52% for the six months ended June 30, 2026 and 2025, respectively. The ETR for the three and six months ended June 30, 2026 differs significantly from the U.S. statutory tax rate of 21% primarily due to the establishment of a valuation allowance, in addition to non-deductible officer compensation, which represents a permanent difference that reduces the overall tax benefit. The decrease in ETR compared to the prior year period reflects the net impact of these items, primarily driven by the establishment of a valuation allowance in the current period.

During the six months ended June 30, 2026, the Company determined, based upon all available evidence, that it was more likely than not that its federal and state deferred tax assets would not be realized. This conclusion was primarily driven by cumulative net operating losses, which limit the ability to support future taxable income, and a significant decline in the fair value of the Company’s bitcoin holdings. Under ASC 820, Fair Value Measurement, changes in bitcoin fair value are recognized on the Condensed Consolidated Statements of Operations but are not taxable until disposition; accordingly, declines in the value reduce deferred tax liabilities and the associated source of future taxable income for realizing deferred tax assets. As a result, the Company continued to maintain a full valuation allowance of $587.2 million against its federal and state deferred tax assets as of June 30, 2026.

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

Uncertainties

The Company files U.S. federal, state and foreign income tax returns. The 2022 through 2025 tax years generally remain subject to examination by the Internal Revenue Service and various state and foreign taxing authorities. The Company does not currently expect any of its remaining unrecognized tax benefits to be recognized in the next twelve months.

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

NOTE 3 – ACQUISITIONS AND STRATEGIC PARTNERSHIPS

Long Ridge

On April 29, 2026, the Company, through its wholly owned subsidiary, entered into an equity purchase agreement to acquire 100% of the issued and outstanding membership interests in Long Ridge Energy & Power LLC (“Long Ridge”). Long Ridge’s assets include a 485 megawatt (“MW”) combined-cycle gas turbine power plant in Hannibal, Ohio (expected to increase to 505 MW in the first quarter of 2027) and over 1,600 contiguous acres with access to water, fiber and rail infrastructure. The facility is located adjacent to the Company’s existing Hannibal, Ohio data center operations. As of June 30, 2026, the acquisition has not yet closed and remains subject to customary closing conditions and regulatory approvals.

Starwood

On February 26, 2026, the Company entered into a strategic agreement (the “Strategic Agreement”) with Starwood Digital Ventures LLC (“Starwood”), a data center development platform, to develop, finance and operate digital infrastructure on select power-rich sites within the Company’s existing portfolio. Under the Strategic Agreement, the Company has committed to contribute certain sites to and retain up to a 50% ownership interest in a newly formed joint venture, while Starwood will lead engineering, procurement and construction activities, secure hyperscale tenancy and operate the assets. Refer to Note 15 – Commitments and Contingencies, for further information.

Exaion

On February 20, 2026, the Company, through its majority-owned subsidiary MARA France SaS (“MARA France”), acquired a controlling equity interest in Exaion SaS (“Exaion”), a subsidiary of EDF Pulse Holding (“EDF”), for total cash consideration of $174.5 million (€148.0 million), including working capital adjustments. Exaion is a developer and operator based in France, specializing in high-performance computing data centers and providing secure, private cloud and AI infrastructure, expanding the Company’s capabilities in AI/HPC infrastructure and enhancing the Company’s ability to deliver secure and scalable cloud solutions.

The acquisition was completed through a two-step transaction executed contemporaneously on February 20, 2026. The total consideration consisted of (i) $135.6 million (€115.0 million) for newly issued shares from Exaion and (ii) $38.9 million (€33.0 million) of shares purchased from existing shareholders, of which $11.8 million (€10.0 million) was placed into escrow contingent upon Exaion achieving specified revenue targets with EDF during fiscal year

2026. Amounts released from escrow will be distributed to the former shareholders based on actual revenue achieved, with any unused portion returned to the Company.

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

In connection with the Exaion acquisition, the founding executives and EDF (collectively, the “Minority Shareholders”) hold a put option valued at $13.0 million (€11.0 million), determined using the Geometric Brownian Motion option pricing model, that entitles them to require the Company to repurchase 100% of their shares in Exaion for cash. The put option is exercisable during a defined three-month window beginning on the fourth anniversary of the acquisition date, with a redemption price based on the greater of (i) a fixed floor price or (ii) the price per share in a qualifying future equity issuance, subject to specified conditions. At the acquisition date, the Company recognized total redeemable noncontrolling interest in Exaion of $89.1 million, comprised of (i) a base noncontrolling interest of $76.1 million and (ii) the put option fair value of $13.0 million. The put option is embedded in, and inseparable from, the Minority Shareholders’ equity interest and exercisable solely at their option, outside the Company’s control. Accordingly, the redeemable noncontrolling interest is classified as mezzanine equity on the Company’s Condensed Consolidated Balance Sheets. The Company initially measured the noncontrolling interest using the implied equity approach based on the option valuation. In addition, as of the acquisition date, the Company recognized a non-redeemable noncontrolling interest in MARA France, representing a third-party ownership interest not attributable to the Company. Refer to Note 11 – Equity and Mezzanine Equity, for further information.

The Company intends to grant performance-based stock units to certain key executives of Exaion in connection with the acquisition to incentivize such management and align their interests with the Company’s strategic objectives. As of June 30, 2026, no performance-based stock units had been granted and, accordingly, no related stock-based compensation expense has been recognized. Refer to Note 12 – Stock-based Compensation, for further information.

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

Meerkat Acquisition

On January 21, 2026, the Company acquired an operational data center located in Central Nebraska with 42 MW of nameplate capacity from Mining of the West, LLC (the “Meerkat Acquisition”) for total consideration of

$25.2 million, including transaction costs. The primary assets acquired were property and equipment of $25.2 million with immaterial working capital adjustments. The acquisition was accounted for as an asset acquisition that did not meet the definition of a business. The total consideration was allocated based on the relative fair values of the assets acquired and liabilities assumed, and no goodwill was recognized. This acquisition is intended to lower our average cost to mine, while strengthening our owned infrastructure footprint.

NOTE 4 – REVENUES

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Company’s ongoing major or central operation is to provide bitcoin transaction verification services to the transaction requester, in addition to the Bitcoin network through a Company-operated mining pool as the Operator, and to provide a service of performing hash calculations to third-party pool operators alongside collectives of third-party Bitcoin miners (such collectives, “mining pools”) as a Participant.

The following table presents the Company’s revenues disaggregated for those arrangements in which the Company is the Operator and Participant:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Revenues from contracts with customers
Mining operator - transaction fees	$1,044	$3,044	$2,052	$5,825
Mining participant	12,767	11,024	28,087	21,813
Hosting services	—	1,164	1,085	2,315
Total revenues from contracts with customers	13,811	15,232	31,224	29,953
Mining operator - block rewards	156,492	218,309	312,742	414,668
Other revenue (1)	4,578	4,944	5,529	7,748
Total revenues	$174,881	$238,485	$349,495	$452,369

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

For each contract, inception and completion occur simultaneously upon block validation. Each contract contains a single performance obligation to perform a transaction validation service, which is satisfied at the point-in-time when a block is successfully validated. At contract inception, the parties’ rights, transaction price, and payment terms are fixed and each party retains a unilateral enforceable right to terminate their respective contracts at any time without penalty.

In accordance with ASC 606-10-32-21, non-cash consideration (block reward and transaction fees), which is fixed as of the inception of each individual contract, is measured at the quoted spot rate for bitcoin determined using the Company’s primary trading platform for bitcoin at the time the Company successfully validates a block. The Company is currently entitled to the block reward of 3.125 bitcoin, subsequent to the halving that occurred on April 19, 2024, as well as the transaction fees paid by the transaction requester, each payable in bitcoin.

Mining Participant

As a Participant, the Company provides a service to perform hash calculations to the third-party pool operators, which it considers its customers under ASC 606. The duration of a contract is less than a day and may be continuously renewed multiple times throughout the day. During the three and six months ended June 30, 2026 and 2025, the Company participated in Full-Pay-Per-Share (“FPPS”) mining pools, under which compensation consists of block rewards and transactions fees, less pool operator fess, determined daily over a 24-hour UTC period. Non-cash consideration is estimated at contract inception with reasonable certainty and recognized on the same day control transfers to the pool operator, measured using the simple average daily spot rate of bitcoin determined using the Company’s primary trading platform.

Hosting Services

The Company operates multiple Bitcoin mining sites that previously provided colocation and managed services to institutional-scale crypto mining companies. As of June 30, 2026, the Company had no remaining customers associated with hosting services. Accordingly, no hosting services revenue was recognized for the three months ended June 30, 2026.

NOTE 5 – DIGITAL ASSETS

Digital assets

The following table presents the Company’s significant digital asset holdings as of June 30, 2026 and December 31, 2025, respectively:

	As of June 30, 2026
(in thousands, except for quantity)	Quantity	Cost Basis	Fair Value
Bitcoin	26,307	$1,889,537	$1,540,574
Bitcoin - receivable (1)	9,270	55,180	542,517
Total bitcoin holdings	35,577	1,944,717	2,083,091

Other digital assets		8,711	2,083
Total digital assets held as of June 30, 2026		$1,953,428	$2,085,174

	As of December 31, 2025
(in thousands, except for quantity)	Quantity	Cost Basis	Fair Value
Bitcoin	38,507	$3,277,867	$3,369,245
Bitcoin - receivable (1)	15,315	1,075,665	1,340,055
Total bitcoin holdings	53,822	4,353,532	4,709,300

Other digital assets		8,585	2,391
Total digital assets held as of December 31, 2025		$4,362,117	$4,711,691

(1) The Company’s bitcoin - receivable holdings include bitcoin loaned or pledged as collateral, excluding the allowance for credit loss. Refer to Note 5 – Digital Assets, “Digital assets - receivable, net,” and Note 13 – Debt, for further information.

The Company earned 44 and 33 bitcoin that were pending distribution from the Company’s equity method investee, the ADGM Entity (as defined below), which are excluded from the Company’s holdings as of June 30, 2026 and December 31, 2025, respectively.

Digital assets - receivable, net

Lending

The Company has entered into master securities loan agreements with various counterparties to generate returns from a portion of our bitcoin holdings. Amounts loaned under these arrangements are recognized as digital asset loan receivables. As of December 31, 2025, the Company had loaned a total of 9,377 bitcoin to counterparties under these agreements. During the six months ended June 30, 2026, the Company recalled 4,635 bitcoin, reducing the total bitcoin loaned under these agreements to 4,742 bitcoin.

Trading

The Company may, from time to time, enter into structured arrangements to actively manage a portion of the Company’s bitcoin holdings with the intent of generating returns while limiting downside risk. As of June 30, 2026 and December 31, 2025, an immaterial portion of the Company’s bitcoin holdings were held in such accounts.

Borrowing

As of June 30, 2026 and December 31, 2025, the Company had 4,528 and 5,938 bitcoin pledged as collateral, respectively. Of the bitcoin pledged as collateral, 4,253 bitcoin secured outstanding borrowings under the Line of Credit, while the remaining 275 bitcoin were pledged for other bitcoin arrangements. Refer to Note 13 – Debt, for further information.

Digital assets - receivable, net consists of the following:

(in thousands)	June 30, 2026	December 31, 2025
Digital asset receivable - lending	$277,520	$820,468
Digital asset receivable - trading	1	1
Digital asset receivable - borrowing	264,996	519,586
Total digital asset receivable	542,517	1,340,055
Less: Allowance for credit loss	(1,649)	(3,187)
Digital assets - receivable, net	$540,868	$1,336,868

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

As of June 30, 2026, the Company recorded a corresponding allowance for credit loss of $1.6 million, based on the PD LGD approach. As of December 31, 2025, the Company had digital asset receivables outstanding and recorded an allowance for credit loss of $3.2 million.

NOTE 6 – PROPERTY AND EQUIPMENT

The components of property and equipment as of June 30, 2026 and December 31, 2025 are as follows:

(in thousands, except useful life)	Useful life (Years)	June 30, 2026	December 31, 2025
Land (1)	—	$3,685	$3,510
Land improvements	9	53,515	34,409
Building and improvements	25	91,826	91,486
Mining rigs	3	1,985,153	2,057,933
Containers	10 - 15	134,909	120,000
Mining and transportation equipment	4 - 15	328,477	295,332
Construction in progress	—	16,280	75,653
Other	7	13,455	7,327
Total gross property, equipment		2,627,300	2,685,650
Less: Accumulated depreciation and amortization		(1,411,724)	(1,195,015)
Property and equipment, net		$1,215,576	$1,490,635

(1) Refer to Note 14 – Leases, for further information regarding the Company’s finance land lease.

The Company’s depreciation expense related to property and equipment for the three months ended June 30, 2026 and 2025 was $169.0 million and $158.9 million, respectively, and $355.6 million and $313.7 million for the six months ended June 30, 2026 and 2025, respectively.

During the three and six months ended June 30, 2026, the Company reassessed the expected future use of certain mining rigs, resulting in accelerated depreciation of $28.1 million and $48.2 million, respectively, included in “Depreciation and amortization” on the Condensed Consolidated Statements of Operations.

Additionally, during the six months ended June 30, 2026, the Company recognized an impairment charge of $42.0 million related to the elimination of certain business activities involving mining rigs and equipment as part of the 2026 Restructuring Plan. This charge is included in “Restructuring costs” on the Condensed Consolidated Statements of Operations. The Company did not incur any impairment charges related to its property and equipment in the prior year period.

Asset Retirement Obligation

The Company’s asset retirement obligations represent the estimated present value of future costs to return a data mining site back to its original state. The Company’s accretion expense related to the asset retirement obligation for the three months ended June 30, 2026 and 2025 was $0.2 million and $0.3 million, respectively, and $0.4 million and $0.6 million for the six months ended June 30, 2026 and 2025, respectively. Asset retirement obligations are accreted over the term of the leases.

NOTE 7 – INVESTMENTS

The components of investments as of June 30, 2026 and December 31, 2025 are as follows:

(in thousands)	June 30, 2026	December 31, 2025
Equity method investments	$37,271	$42,680
Other investments	91,167	91,134
Total investments	$128,438	$133,814

Equity Method Investment

The ADGM Entity

On January 27, 2023, the Company entered into a Shareholders’ Agreement to form an Abu Dhabi Global Markets company (the “ADGM Entity”) in which the Company has a 20% ownership interest, which is accounted for as an equity method investment. The ADGM Entity commenced mining operations in September 2023.

The Company’s share of net loss was $2.9 million for the three months ended June 30, 2026 and $5.0 million for the six months ended June 30, 2026, including approximately $3.3 million and $6.5 million of depreciation and amortization, respectively. For the three and six months ended June 30, 2025, the Company’s share of net loss was approximately $0.9 million in both periods, including $3.2 million and $6.3 million of depreciation and amortization, respectively. During the six months ended June 30, 2026, the Company received bitcoin dividends from the ADGM Entity with a fair value of approximately $6.1 million, compared with $14.0 million during the six months ended June 30, 2025. These dividends are excluded from the Company’s share of net loss and are reflected as a reduction of the carrying value of the equity method investment.

As of June 30, 2026, the Company’s investment in the ADGM Entity was $37.3 million and is reflected in “Investments” on the Condensed Consolidated Balance Sheets.

Other Investments

Other investments consist of strategic investments made from time to time in equity securities.

Investments in Equity Securities

Velaura

As of June 30, 2026, the carrying amount of the Company’s investment in Velaura AI, Inc. (“Velaura”) (formerly known as Auradine, Inc.), a related party, and certain spun-off entities was $85.4 million, reflected in “Investments” on the Condensed Consolidated Balance Sheets. Refer to Note 16 – Related Party Transactions, for further information.

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

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table presents the changes in the carrying amount of goodwill:

(in thousands)
Balance at December 31, 2025	$—
Exaion acquisition	92,517
Foreign currency translation adjustments	(2,798)
Balance at June 30, 2026	$89,719

On February 20, 2026, the Company completed the acquisition of Exaion and recognized goodwill, representing the excess of the purchase price over the fair value of the net identifiable assets acquired. Refer to Note 3 – Acquisitions and Strategic Partnerships, for further information. As of December 31, 2025, the Company had no goodwill.

Intangible Assets

The following table presents the Company’s intangible assets, which are included in “Intangible assets, net” on the Condensed Consolidated Balance Sheets, as of June 30, 2026 and December 31, 2025, respectively:

	As of June 30, 2026
(in thousands)	Cost	Accumulated Amortization	Net
Developed technology	$17,692	$(1,180)	$16,512
Customer relationships (1)	21,641	(2,376)	19,265
Trade names	5,898	(196)	5,702
Capitalized software development costs	814	(128)	686
Cumulative translation adjustment			(1,653)
Total intangible assets	$46,045	$(3,880)	$40,512

	As of December 31, 2025
(in thousands)	Cost	Accumulated Amortization	Other	Net
Customer relationships	$1,000	$(291)	$—	$709
Intellectual property (2)	2,633	(1,536)	(1,097)	—
Capitalized software development costs	287	(8)	—	279
Total intangible assets	$3,920	$(1,835)	$(1,097)	$988

(1) During the six months ended June 30, 2026, the Company exited a customer hosting arrangement at one of its owned sites, and as a result, fully amortized the remaining carrying value of the customer relationship of $0.6 million.

(2) In connection with the restructuring activities during the year ended December 31, 2025, the Company fully eliminated $1.1 million of internal intellectual property associated with its technology operations.

The Company’s amortization expense related to intangible assets for the three months ended June 30, 2026 and 2025 was $2.1 million and $0.3 million, respectively, and $3.5 million and $0.6 million for the six months ended June 30, 2026 and 2025, respectively.

The following table presents the Company’s estimated future amortization of finite-lived intangible assets, excluding cumulative translation adjustment, as of June 30, 2026:

Year	Amount (in thousands)
2026 (remaining)	$4,471
2027	8,599
2028	8,256
2029	8,256
2030	8,256
Thereafter	4,327
Total	$42,165

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

Recurring measurement of fair value

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy for each of those assets and liabilities as of June 30, 2026 and December 31, 2025, respectively:

(in thousands)	Total carrying value at June 30, 2026	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Money market accounts	$159,703	$159,703	$—	$—
U.S. government bills and securities	146,137	146,137	—	—
Digital assets	1,542,657	1,542,657	—	—
Digital assets - receivable, net (1)	540,868	—	540,868	—
Derivative instrument (2)	6,505	—	6,505	—
Liabilities:
Contingent consideration liability (3)	25,267	—	—	25,267

(in thousands)	Total carrying value at December 31, 2025	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Money market accounts	$20,549	$20,549	$—	$—
U.S. government bills and securities	381,927	381,927	—	—
Digital assets	3,371,636	3,371,636	—	—
Digital assets - receivable, net (1)	1,336,868	—	1,336,868	—
Derivative instrument (2)	49,319	—	49,319	—
Liabilities:
Contingent consideration liability (3)	13,758	—	—	13,758

(1) The fair value of digital assets - receivable, net was estimated using the market approach, utilizing observable market prices and other relevant market data, which are considered Level 2 inputs. Refer to Note 5 – Digital Assets, “Digital assets - receivable, net,” for further information.

(2) The fair value of the derivative instrument was estimated using a discounted cash flow approach that considers various assumptions including current market prices and electricity forward curves, which are considered Level 2 inputs. Fluctuations in market prices and electricity forward curves could result in significant changes in the fair value of derivative instruments. Refer to Note 2 – Summary of Significant Accounting Policies, “Derivatives,” for further information.

(3) Represents the estimated amount of acquisition-related consideration expected to be paid in the future as of June 30, 2026 for prior acquisitions. Increases or decreases in the probability of achieving the milestones could result in significant changes in the fair value of the contingent consideration. Refer to Note 15 – Commitments and Contingencies, for further information.

The Company includes money market accounts and U.S. government bills and securities in cash and cash equivalents on the Condensed Consolidated Balance Sheets.

There were no transfers among Levels 1, 2 or 3 during the six months ended June 30, 2026 or the year ended December 31, 2025.

Fair value of financial instruments not recognized at fair value

The following tables present information about the Company’s financial instruments that are not recognized at fair value on the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025:

(in thousands)	Total carrying value at June 30, 2026	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Notes payable	$2,267,749	$2,310,894	$—	$—

(in thousands)	Total carrying value at December 31, 2025	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Notes payable	$3,249,927	$2,617,165	$—	$—

There were no transfers among Levels 1, 2 or 3 during the six months ended June 30, 2026 or the year ended December 31, 2025.

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

The following table presents the total potential securities that were not included in the computation of diluted income (loss) per share, as their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Warrants	—	324,375	—	324,375
Restricted stock units	12,385,624	—	12,385,624	—
Performance-based restricted stock units (1)	20,950,294	—	20,950,294	—
Convertible Notes (2)	49,355,929	—	49,355,929	—
Total anti-dilutive shares	82,691,847	324,375	82,691,847	324,375

(1) Anti-dilutive performance-based restricted stock units are presented up to 249% as the maximum potential number of shares that may vest. Refer to Note 12 – Stock-based Compensation, for further information.

(2) Refer to Note 13 – Debt, for further information.

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2026	2025	2026	2025
Basic earnings per share of common stock:
Net income (loss) attributable to common stockholders - basic	$(609,685)	$808,235	$(1,869,304)	$275,036
Weighted average shares of common stock - basic	381,565,856	352,901,683	380,865,345	348,524,166
Net income (loss) per share of common stock - basic	$(1.60)	$2.29	$(4.91)	$0.79

Diluted earnings per share of common stock:
Net income (loss) attributable to common stockholders - basic	$(609,685)	$808,235	$(1,869,304)	$275,036
Add: Notes interest expense, net of tax	—	2,836	—	5,671
Net income (loss) attributable to common stockholders - diluted	$(609,685)	$811,071	$(1,869,304)	$280,707
Weighted average shares of common stock - basic	381,565,856	352,901,683	380,865,345	348,524,166
Restricted stock units	—	3,896,469	—	4,094,789
Performance-based restricted stock units	—	2,007,055	—	1,545,898
Convertible Notes	—	82,106,952	—	82,106,952
Weighted average shares of common stock - diluted	381,565,856	440,912,159	380,865,345	436,271,805
Net income (loss) per share of common stock - diluted	$(1.60)	$1.84	$(4.91)	$0.64

NOTE 11 – EQUITY AND MEZZANINE EQUITY

Equity

Common Stock

As of June 30, 2026, the Company had 800,000,000 authorized shares of common stock with a par value of $0.0001 per share.

At-the-Market Offering Agreements

On March 28, 2025, the Company commenced a new at-the-market (“ATM”) offering program pursuant to an ATM agreement, under which the Company may offer and sell shares of its common stock from time to time through the Agents having an aggregate offering price of up to $2.0 billion. For the three and six months ended June 30, 2026, the Company has not sold any shares of common stock under the ATM.

Accumulated Other Comprehensive Loss

For the three and six months ended June 30, 2026, accumulated other comprehensive loss consisted entirely of foreign currency translation adjustments related to our foreign subsidiaries. There were no reclassifications out of accumulated other comprehensive loss for the three and six months ended June 30, 2026. There was no accumulated other comprehensive loss for the three and six months ended June 30, 2025.

Noncontrolling Interests

As of June 30, 2026, noncontrolling interests in stockholders’ equity totaled $16.4 million. This amount represents the non-redeemable portion of third-party ownership interests in consolidated subsidiaries. During the three and six months ended June 30, 2026, noncontrolling interests in stockholders’ equity increased primarily as a result of the issuance of a noncontrolling interests in MARA France made in connection with the acquisition of Exaion, among other activity across our consolidated subsidiaries with noncontrolling ownership. Changes in noncontrolling interests in stockholders’ equity are presented in the Condensed Consolidated Statements of Equity. Refer to Note 3 – Acquisitions and Strategic Partnerships, for further information on MARA France.

Mezzanine Equity

Redeemable Noncontrolling Interest

In connection with the Exaion acquisition, the Minority Shareholders hold a put option that entitles them to require the Company to repurchase 100% of their shares in Exaion for cash. The put option is embedded in, and inseparable from, the Minority Shareholders’ equity interest and exercisable solely at their option, outside the Company’s control. Accordingly, the redeemable noncontrolling interest is classified as mezzanine equity on the Company’s Condensed Consolidated Balance Sheets. Refer to Note 3 – Acquisitions and Strategic Partnerships, for further information.

Redeemable noncontrolling interests are initially recorded at fair value at the date of issuance. Subsequently, the carrying amount is adjusted to the redemption value at each reporting period, if the redeemable noncontrolling interest is currently redeemable, or probable of becoming redeemable, with any changes recognized as an adjustment to retained earnings. As of June 30, 2026, the carrying value of the redeemable noncontrolling interest had not been adjusted to the redemption value as redemption was not considered probable.

The following table presents changes in redeemable noncontrolling interest as of June 30, 2026:

(in thousands)
Balance at December 31, 2025	$—
Issuance of noncontrolling interest in subsidiary	89,116
Net loss attributable to redeemable noncontrolling interest	(3,625)
Foreign currency translation adjustment attributable to redeemable noncontrolling interest	(3,030)
Balance at June 30, 2026	$82,461

NOTE 12 – STOCK-BASED COMPENSATION

2018 Equity Incentive Plan

The Company’s Amended and Restated 2018 Equity Incentive Plan (the “2018 Plan”) provides for the issuance of stock options, restricted stock, restricted stock units (“RSUs”), preferred stock and other awards to employees, directors, consultants and other service providers.

In June 2026, the Company’s stockholders approved an amendment to the 2018 Plan that increased the number of shares authorized for issuance thereunder by 18,000,000 shares. As of June 30, 2026, the Company had an aggregate of 23,863,641 shares of common stock reserved for future issuance under the 2018 Plan.

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

A summary of the Company’s service-based RSU activity is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2025	7,644,581	$15.50
Granted	7,085,220	8.13
Forfeited	(106,800)	15.67
Vested	(2,237,377)	14.46
Nonvested at June 30, 2026	12,385,624	$11.47

As of June 30, 2026, there was approximately $68.0 million of aggregate unrecognized stock-based compensation related to unvested service-based RSUs that is expected to be recognized over the next 2.3 years.

Performance-based Restricted Stock Units

The Company grants PSUs to certain employees as part of its long-term incentive plans. PSUs generally vest based on the achievement of predefined performance-based and market-based conditions over a specified performance period, typically over a three to four year period from the date of grant, and continued employment through the vesting date. The performance-based conditions are primarily based on financial and operational metrics aligned with the Company’s long-term strategic objectives. The number of PSUs that are subject to vest can range between 0% and 249% of the target award amount, based on the level of achievement of the applicable performance-based and market-based conditions.

A summary of the Company’s PSU activity is as follows:

	Number of PSUs	Weighted Average Grant Date Fair Value (1)
Nonvested at December 31, 2025	3,798,141	$20.38
Granted	6,870,020	9.34
Forfeited	(39,541)	26.54
Vested	(1,767,550)	26.02
Nonvested at June 30, 2026	8,861,070	$10.67

(1) Weighted average grant date fair value reflects the incremental impact of the Company’s modified 2024 LTIP awards, which resulted in a 200% achievement of the target level as of the December 2024 modification date.

As of June 30, 2026, there was approximately $76.6 million of aggregate unrecognized stock-based compensation related to unvested PSUs that is expected to be recognized over the next 1.8 years.

Subsidiary Stock-based Compensation

In connection with the Exaion acquisition, a management incentive plan (the “Exaion MIP”) was authorized to incentivize certain employees of Exaion and align their interests with the Company’s strategic objectives by providing for the grant of shares of Exaion up to a maximum of 10.2% of Exaion’s fully diluted share capital.

As of June 30, 2026, no awards had been granted under the Exaion MIP, and no compensation cost has been recognized.

Stock-based Compensation Expense

The following table presents a summary of the Company’s stock-based compensation expense, by award type:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Performance-based restricted stock units	$23,585	$35,210	$38,337	$59,533
Restricted stock units	23,306	19,446	40,427	44,238
Total stock-based compensation expense	$46,891	$54,656	$78,764	$103,771

The following table presents information about stock-based compensation expense by financial statement line item on the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Operating and maintenance costs	$612	$698	$1,293	$789
General and administrative	45,182	52,867	74,337	101,787
Research and development	889	1,091	1,559	1,195
Restructuring costs (1)	208	—	1,575	—
Total stock-based compensation expense	$46,891	$54,656	$78,764	$103,771

(1) Represents stock-based compensation expenses recognized in connection with the 2026 Restructuring Plan. Refer to Note 2 – Summary of Significant Accounting Policies, “Restructuring Costs,” for further information.

NOTE 13 – DEBT

The net carrying value of the Company’s outstanding debt as of June 30, 2026 and December 31, 2025, consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
December 2026 Notes	$48,077	$48,077
September 2031 Notes	300,000	300,000
March 2030 Notes	632,540	1,000,000
June 2031 Notes	291,584	925,000
August 2032 Notes	1,025,000	1,025,000
Line of credit	150,000	350,000
Total debt	2,447,201	3,648,077
Less: unamortized original issue discount and debt issuance costs	(29,452)	(48,150)
Total debt less unamortized original issue discount and debt issuance costs	2,417,749	3,599,927
Less: current portion of long-term debt	(485,397)	(397,845)
Total long-term debt	$1,932,352	$3,202,082

As of June 30, 2026, the Company had $150.0 million outstanding under its Line of Credit, with a maturity due within the next twelve months and $48.1 million of the remaining principal of the December 2026 Notes due upon maturity in December 2026. Additionally, as of June 30, 2026, the Company has classified the $291.6 million remaining principal of the June 2031 Notes as a current liability on the Condensed Consolidated Balance Sheets, as the holders’ option to require the repurchase of the notes at a repurchased price equal to 100% of the principal amount, becomes exercisable in June 2027.

The Company has historically accessed capital markets, refinanced existing debt and issued new debt; however, such financing may not always be available. As of June 30, 2026, the Company believes it has sufficient liquid resources, including cash and cash equivalents of $421.3 million and the fair value of the Company’s bitcoin holdings of $2.1 billion, including digital assets - receivable, net, to meet its current obligations.

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

During the six months ended June 30, 2026, the Company drew $150.0 million under the 2026 Line of Credit and concurrently transferred bitcoin to the counterparty as collateral with a fair value, at the time of transfer, of $334.6 million. The Company used the proceeds of the 2026 Line of Credit, together with proceeds from bitcoin sales, to fully repay the outstanding borrowings under the Previous Line of Credit.

As of June 30, 2026, the aggregate outstanding balance under the Line of Credit was $150.0 million. The Line of Credit is collateralized by 4,253 bitcoin and includes provisions requiring the collateral to be balanced against the outstanding borrowings. If the value of the collateral securing our borrowings fluctuates below or above a set threshold, the Company will be required to contribute additional collateral, or may withdraw excess collateral, as applicable, to maintain the agreed-upon level. Pledged bitcoin is not available for other uses while the Line of Credit remains outstanding.

The following table summarizes the Company’s remaining principal repayments on outstanding debt as of June 30, 2026:

Year	Remaining Payments (in thousands)
2026 (remaining)	$48,077
2027	441,584
2028	—
2029	—
2030	632,540
Thereafter	1,325,000
Total	$2,447,201

NOTE 14 – LEASES

As of June 30, 2026, the Company had operating and finance leases primarily for office space, mining facilities and land in the United States and internationally.

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

The following table presents the assets and liabilities related to the Company’s operating and finance leases as of June 30, 2026 and December 31, 2025:

(in thousands)		June 30, 2026	December 31, 2025
Assets	Balance Sheet Classification
Operating lease right-of-use (“ROU”) assets	Operating lease right-of-use assets	$34,228	$32,324
Finance lease ROU assets	Property and equipment, net	2,832	2,847
Total ROU assets		$37,060	$35,171

Liabilities
Current portion:
Operating lease liabilities	Operating lease liabilities, current portion	$3,338	$1,722
Finance lease liability	Finance lease liability, current portion	178	173
Long-term portion:
Operating lease liabilities	Operating lease liabilities, net of current portion	40,766	39,714
Finance lease liability	Finance lease liability, net of current portion	3,928	3,817
Total lease liabilities		$48,210	$45,426

Lease costs are recorded on a straight-line basis within operating expenses. The Company’s total lease expenses are comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Lease costs:
Operating lease cost	$1,547	$1,521	$3,025	$2,533
Finance lease cost:
Amortization of ROU asset (1)	8	8	15	15
Interest on lease liabilities	289	280	289	280
Short-term lease rent expense	15	127	79	272
Variable lease cost	52,150	19,231	74,432	41,513
Total rent expense	$54,009	$21,167	$77,840	$44,613

(1) Amortization of finance lease ROU asset is included in “Depreciation and amortization” on the Condensed Consolidated Statements of Operations.

Additional information regarding the Company’s leasing activities is as follows:

	Six Months Ended June 30,
	2026	2025
Operating cash flows from operating leases	$929	$1,435
Operating cash flows from finance lease	289	280
Financing cash flows from finance lease	173	168

Weighted-average remaining lease term (in years):
Operating leases	18.3	19.9
Finance lease	94.8	95.8
Weighted-average discount rate:
Operating leases	7.2%	7.2%
Finance lease	7.2%	7.2%

The following table presents the Company’s future minimum lease payments as of June 30, 2026:

(in thousands)
Year	Operating Leases	Finance Lease
2026 (remaining)	$2,888	$—
2027	6,726	178
2028	6,451	183
2029	6,322	189
2030	6,280	194
Thereafter	48,602	88,714
Total	77,269	89,458
Less: Imputed interest	(33,165)	(85,352)
Present value of lease liability	$44,104	$4,106

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Commitments

Acquisitions and Partnerships

On February 26, 2026, the Company entered into a Strategic Agreement with Starwood to jointly develop, finance and operate AI and HPC infrastructure. Under the Strategic Agreement, the Company has committed to contribute certain sites to and retain up to 50% ownership interest in a newly formed joint venture. As of June 30, 2026, all sites continue to be deemed held by the Company and used in the Company’s operations, as none have advanced beyond the pre-development phase, and the other conditions required for contribution have not been satisfied. In addition, uncertainty remains regarding the timing of any potential contribution and the Company’s resulting retained ownership interests. Under the Strategic Agreement, the Company is responsible for funding all approved pursuit costs during the pre-development phase, with $136.3 million approved in the aggregate across all sites. As of June 30, 2026, the Company had incurred approximately $11.0 million in pre-development costs.

On April 29, 2026, the Company entered into an equity purchase agreement to acquire Long Ridge for an enterprise value of approximately $1.5 billion, including the assumption of Long Ridge’s indebtedness of up to approximately $900.0 million, subject to customary purchase price adjustments. As part of the acquisition, the Company intends to assume Long Ridge’s existing senior secured notes due 2032, with an aggregate principal amount outstanding of $600.0 million. Because the acquisition would have constituted a change of control under the indenture governing the notes, triggering a mandatory offer to repurchase all outstanding notes at 101% of par, the Company completed a consent solicitation in May 2026, receiving requisite consents from a majority of holders to amend the indenture such that the closing of the acquisition will not constitute a change of control thereunder. The proposed amendments will become operative upon consummation of the acquisition. The acquisition has not yet closed and remains subject to customary closing conditions and regulatory approvals. Additionally, subsequent to June 30, 2026, the Company acquired MAT 1177 LLC (the “Project Company”) from HIF USA LLC (“HIF”) for an aggregate purchase price of up to $600.0 million, structured as post-closing milestone payments. Refer to Note 3 – Acquisitions and Strategic Partnerships and Note 18 – Subsequent Events for further information.

Miners and Other Mining Equipment

As of June 30, 2026, the Company paid approximately $49.1 million in deposits and payments towards the purchase of miners and other mining equipment pursuant to new and existing purchasing agreements. As of June 30, 2026, remaining commitments of approximately $64.6 million were outstanding.

The Company contracts with service providers for hosting its equipment and operational support in data centers where its equipment is deployed. Under these arrangements, the Company expects to pay approximately $314.1 million in total payments over the next two years.

Contingent Consideration Liabilities

In connection with certain acquisitions, the Company may be required to make additional payments to the sellers contingent upon the occurrence of future events. As of June 30, 2026, the estimated fair value of total contingent consideration was approximately $25.3 million. Refer to Note 3 – Acquisitions and Strategic Partnerships, for further information.

The following table presents changes in the estimated fair value of the Company’s contingent consideration liabilities:

(in thousands)
Balance at December 31, 2024	$8,138
The Wind Farm acquisition	10,000
Change in fair value of contingent consideration	(4,380)
Balance at December 31, 2025	$13,758
Exaion acquisition	11,394
Change in fair value of contingent consideration	115
Balance at June 30, 2026	$25,267

Contingencies

Legal Proceedings

The Company from time to time may be subject to various claims, lawsuits and legal proceedings that arise from the ordinary course of business.

In accordance with ASC 450, Contingencies, if a loss contingency associated with the following legal matters are probable to be incurred and the amount of loss can be reasonably estimated, an accrual is recorded on the Condensed Consolidated Balance Sheets. As of June 30, 2026, the Company has determined that the liabilities associated with certain litigation matters are not expected to have a material impact on the Company’s Financial Statements. The Company will continue to monitor each related legal issue and adjust accruals as new information becomes available and developments occur.

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

On August 5, 2024, defendants moved to dismiss the amended complaint. On December 6, 2024, the motion to dismiss the amended class action complaint was fully briefed. On March 3, 2025, the United States District Court for the District of Nevada heard the Company’s motion to dismiss the amended complaint and granted the motion, while also granting the plaintiffs thirty days to amend their complaint to avoid permanent dismissal. On April 2, 2025, lead plaintiffs filed a second amended class action complaint. The Company moved to dismiss the second amended complaint on June 2, 2025. On September 10, 2025, the motion to dismiss the second amended complaint was fully briefed. A hearing on the Company’s motion to dismiss the second amended complaint was held on February 13, 2026. On March 31, 2026, the court dismissed this case with prejudice. On April 30, 2026, lead plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. Briefing in the appeal is scheduled to conclude on October 14, 2026.

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

Malikie Innovations Ltd. et al v. MARA

On May 12, 2025, Malikie Innovations Ltd., a non-practicing entity, filed a lawsuit against the Company in the United States District Court for the Western District of Texas, alleging that the Company’s Bitcoin mining operations infringe certain patents relating to cryptographic technologies used in the Bitcoin network. On June 15, 2026, the matter was dismissed following an out-of-court settlement between the parties.

NOTE 16 - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2025, the Company converted $1.2 million from its previously outstanding Velaura SAFE investment into preferred stock and purchased additional shares of Velaura preferred stock for a purchase price of $20.0 million. As of June 30, 2026, the Company’s total investment holdings in Velaura was $85.4 million, reflecting prior purchases of preferred stock, the exercise of a warrant to acquire common stock and adjustments to the carrying value of the investment in accordance with ASC 321. The Company holds one seat on Velaura’s board of directors.

The Company did not advance any payments to Velaura during the six months ended June 30, 2026 and, as of June 30, 2026, had no remaining outstanding balance or commitment to Velaura, as all previous committed amounts had been paid in full. During the six months ended June 30, 2025, the Company advanced payments of $73.3 million to Velaura for product purchases, with an outstanding balance to be fulfilled of $51.4 million, as of June 30, 2025.

NOTE 17 – SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The following table provides supplemental disclosure of Condensed Consolidated Statements of Cash Flows information:

	Six Months Ended June 30,
	2026	2025
Cash and cash equivalents	$421,274	$109,475
Restricted cash	12,000	12,000
Total cash, cash equivalents and restricted cash	$433,274	$121,475

Supplemental information:
Cash paid for income taxes	$2,352	$2,052
Cash paid for interest	9,746	100

Supplemental schedule of non-cash investing and financing activities:
Digital assets transferred from Digital assets, net of current portion	$581,127	$598,267
Digital assets transferred to Digital assets, net of current portion	251,080	131,020
Right-of-use asset obtained in exchange for new operating lease liabilities	694	6,537
Reclassifications from advances to vendor to property and equipment upon receipt of equipment	7,988	223,430
Property and equipment purchases in other assets	—	2,556
Contingent consideration from acquisition	11,394	10,000
Asset retirement obligation acquired	—	3,250
Dividends received from equity method investment	6,074	14,049
Distribution to noncontrolling interest	446	2,076

NOTE 18 – SUBSEQUENT EVENTS

On July 2, 2026, the Company, through a wholly owned subsidiary, entered into a membership interest purchase agreement (the “Purchase Agreement”) with HIF to acquire all of the issued and outstanding membership interests of the Project Company, a Delaware limited liability company, resulting in the Project Company becoming an indirect subsidiary of the Company. The Project Company holds (i) rights under certain purchase and sale contracts to acquire land located in Matagorda County, Texas (the “Site Under Contract”), (ii) title to an additional parcel of adjacent land (the “Owned Parcel” and, together with the Site Under Contract, the “Site”) and (iii) rights under a letter agreement with an electric utility company relating to the provision of 2,000 MW of power capacity to the Site. The Company intends to develop the Site as a large-scale digital infrastructure campus capable of supporting high-performance computing workloads, as well as flexible compute operations, including Bitcoin mining. The transaction closed simultaneously with the execution of the Purchase Agreement.

Under the Purchase Agreement, the aggregate purchase price is structured as a series of post-closing milestone payments tied to specified project development events, consisting of, among other things: (i) receipt of certain regulatory approvals and the Project Company’s acquisition of the Site Under Contract; (ii) the Site being authorized to receive power; and (iii) upon execution of a data center lease with a third-party tenant, HIF’s retention of a minority interest in the Site. Assuming all milestones are achieved, the aggregate purchase price would be $600.0 million. The milestone payments are required to be paid as and when the applicable development milestones are achieved, as well as additional payments in the event of certain shortfalls. The Purchase Agreement contains customary representations and warranties and covenants, including covenants relating to the Company’s use of commercially reasonable efforts to obtain certain of the approvals contemplated therein. The Company’s initial accounting under ASC 805 for the acquisition of the Project Company is incomplete as of the date of this report.

On August 4, 2026, the Company entered into two bitcoin-backed term loan facilities with Coinbase Credit, Inc. (“Coinbase”) and Two Prime Lending Limited (“Two Prime”) providing for $600.0 million of incremental borrowings. The Coinbase facility refinances and consolidates the Company’s existing $150.0 million 2026 Line of Credit with Coinbase and provides $300.0 million of additional funding. The Coinbase facility bears interest at a floating rate equal to the arithmetic average of the upper and lower bounds of the target range for federal funds transactions plus 3.875% per annum. The $300.0 million Two Prime facility bears interest at a fixed rate of 7.65% per annum. The facilities mature on August 4, 2028 and August 3, 2028, respectively, with the Coinbase facility subject to an automatic one-year extension unless timely canceled by either party. In connection with these facilities, 18,750 bitcoin, with a fair value of approximately $1.2 billion, were pledged as initial collateral as of August 4, 2026, the closing date of both transactions. The Company expects to use the proceeds for general corporate purposes, including funding a portion of the cash consideration for the Long Ridge acquisition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated or the context otherwise requires, references to “MARA,” “we,” “us,” “our” and the “Company” refer to MARA Holdings, Inc. and its consolidated subsidiaries.

You should read the following discussion and analysis together with our financial statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (this “Quarterly Report”).

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

BUSINESS OVERVIEW AND TRENDS

Overview

MARA is an owner, developer and operator of digital infrastructure built to convert energy into high-value compute workloads. Bitcoin mining serves as the foundation of our business, and we have begun pursuing opportunities to expand our infrastructure capacity into adjacent high-value workloads, including artificial intelligence (“AI”), high-performance computing (“HPC”) and critical information technology (“IT”). We are vertically integrated across power, land and compute, with a portfolio of energized utility-scale power assets and a decade of large-scale compute operating experience. As our expansion progresses, we intend to allocate capacity across workloads based on economics and demand to optimize asset utilization.

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
2.Build AI and digital infrastructure at scale. We are developing large-scale data center campuses, including co-located generation, land, water access and grid interconnection, to serve the growing demand for training, inference and critical IT workloads, with the goal of increasing the proportion of revenue derived from these higher-value workloads.
3.Bitcoin mining is our foundation. Bitcoin mining remains the foundation of our platform and the current primary monetization pathway for our energy assets. We intend to maintain a leading position as one of the world’s largest publicly traded Bitcoin mining companies while expanding our revenue base into AI, critical IT, and power markets over time.

As of June 30, 2026, our total energy portfolio consists of approximately 1.9 gigawatts (“GW”) of capacity across 19 data centers in North America, the Middle East, Europe, and Latin America.

The term “Bitcoin” with a capital “B” is used to denote the Bitcoin protocol which implements a highly available, public, permanent, and decentralized ledger. The terms “bitcoin” with a lower case “b” and “BTC” are used to denote the digital asset, bitcoin.

Recent Developments

Highlights from the quarter ended June 30, 2026:

•On April 29, 2026, we entered into an equity purchase agreement to acquire Long Ridge Energy & Power LLC (“Long Ridge”) for an approximately $1.5 billion enterprise value. In connection with the Long Ridge equity purchase agreement, we entered into a commitment letter with Barclays Bank PLC (“Barclays”) to provide a senior secured bridge term loan facility for an aggregate amount of up to $785.0 million.

•Subsequent to quarter end, we entered into a membership interest purchase agreement with HIF USA LLC (“HIF”) to acquire all of the issued and outstanding membership interests of MAT 1177 LLC (the “Project Company”), securing rights to a site in Matagorda County, Texas with access to 2,000 megawatts (“MW”) of power capacity for an aggregate purchase price of up to $600.0 million. We intend to develop the site into a large-scale digital infrastructure campus supporting high-performance computing and Bitcoin mining operations.

•Subsequent to quarter end, we entered into two bitcoin-backed credit facilities with Coinbase Credit, Inc. (“Coinbase”) and Two Prime Lending Limited (“Two Prime”) providing for an aggregate $600.0 million of incremental borrowings. In addition, we refinanced our existing $150.0 million borrowing with Coinbase (the “2026 Line of Credit”) and consolidated it into the new Coinbase facility. The facilities were initially collateralized by 18,750 bitcoin. Proceeds are expected to be used for general corporate purposes, including funding a portion of the cash consideration for the Long Ridge acquisition.

With the closing of the Long Ridge acquisition and the full energization of the site in Matagorda County, Texas, our potential portfolio of power capacity is expected to expand to approximately 4.8 GW.

Bitcoin Mining Operations

During the six months ended June 30, 2026, we mined 4,669 bitcoin, an increase of 25 bitcoin, or 1%, from the prior year period. The increase was primarily due to an increase in our average operational hashrate driven by the continued fleet expansion and the energization of new mining capacity, partially offset by an increase in the global hashrate, resulting in higher network difficulty and fewer blocks mined. In addition, our mining operations provide operational flexibility, as mining equipment can be rapidly deployed at newly energized sites to generate revenue as AI infrastructure is developed, maintaining productive utilization of our energy assets throughout the development cycle.

As of June 30, 2026, we owned approximately 440,000 mining rigs globally, including our share of mining rigs from our equity method investee, the Abu Dhabi Global Markets company (the “ADGM Entity”), with an energized hashrate of approximately 70.3 exahashes per second (“EH/s”). To stay competitive, we remain focused on strategically deploying additional mining rigs and scaling our operations, while managing our fleet as it ages along the obsolescence curve. In addition, we continuously evaluate strategic opportunities to support our growth strategy and seek to enhance operational efficiencies by utilizing efficient mining rigs and securing supply contracts. At the beginning of the year, we purchased 2.4 EH of next-generation used application-specific integrated circuit (ASIC) miners, still under warranty, at below-market prices, to replace legacy machines and enhance operational efficiency. We continued this strategy during the second quarter of 2026 by entering into an agreement to purchase additional miners. Going forward, we expect to make smaller, targeted replacements only when the economics are accretive, rather than large-scale purchases.

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

The following table presents our computing power and miner efficiency as of June 30, 2026 and 2025:

	As of June 30,
	2026	2025
Energized hashrate (1)	70.3	57.4
Miner efficiency (in joules per terahash) (2)	17.3	18.3
Total energy capacity (in GW) (3)	1.9	1.7

(1) We define “Energized hashrate” as the total hashrate that could theoretically be generated if all mining rigs that have been operational are currently in operation and running at 100% of manufacturers’ specifications. We use this metric as an indicator of progress in bringing mining rigs online. We believe this metric is a useful indicator of potential bitcoin production. However, metrics cannot be tied directly to any production level expected to be actually achieved as (a) there may be delays in the energization of hashrate, (b) we cannot predict when operational mining rigs may be offline for any reason, including curtailment or machine failure, and (c) we cannot predict global hashrate (and therefore our share of the global hashrate), which has a significant impact on our ability to generate bitcoin in any given period.

(2) The average number of joules of energy required to produce one terahash of computing power.

(3) Total energy capacity represents the maximum amount of electricity our facilities can utilize for our operations.

Bitcoin Value

Our revenues are generally comprised of block rewards earned in bitcoin as a result of successfully solving blocks, and transaction fees earned for verifying transactions in support of the blockchain. Historically, we have held bitcoin produced from our mining operations or purchased on the open market on our Condensed Consolidated Balance Sheets, and in 2025, we changed our digital asset management strategy to permit sales of bitcoin generated from operations. In 2026, we expanded the strategy to allow for sales of bitcoin held on our balance sheet. Accordingly, we may hold bitcoin for long-term investment purposes and may also sell bitcoin from time to time, as well as purchase bitcoin opportunistically, in each case subject to market conditions and our capital allocation priorities. During the six months ended June 30, 2026, we sold approximately 23,093 bitcoin as part of our strategy to fund operations, support growth opportunities and manage liquidity.

As of June 30, 2026, we held approximately 35,577 bitcoin, including 9,270 bitcoin under our digital asset management strategy, on our Condensed Consolidated Balance Sheets, with a carrying value of approximately $2.1 billion. The fair value of our bitcoin may be materially impacted as the market value of bitcoin fluctuates.

Management believes our recent investments, relative position and liquidity, support the execution of our long-term growth strategy.

The following table presents our total bitcoin holdings, including bitcoin under our digital asset management strategy, and the fair value per bitcoin:

	Quantity	Fair Value
June 30, 2026	35,577	$58,524
March 31, 2026	35,303	$68,222
December 31, 2025	53,822	$87,498
September 30, 2025	52,850	$114,068
June 30, 2025	49,951	$107,173

Energy Cost

Energy cost is the most significant cost driver for Bitcoin mining and represented 54.9% and 34.1%, as a percentage of our owned mining revenues for the three months ended June 30, 2026 and 2025, respectively, and 53.8% and 36.1% for the six months ended June 30, 2026 and 2025, respectively. The increase in energy costs as a percentage of owned mining revenues for both periods was primarily driven by a decline in bitcoin prices, which reduced owned mining revenues, combined with higher purchased energy costs resulting from the continued expansion of our owned mining operations, partially offset by improvements in fleet efficiency year over year. This excludes energy costs from third-party hosted sites.

For the six months ended June 30, 2026, our ability to access power at $0.04 per kilowatt hour (“kWh”) across our owned and operated sites provides the economic foundation for each of our workloads across AI, HPC, critical IT, and Bitcoin mining. We believe that owning and controlling power at this scale and cost allows us to allocate energy dynamically across workloads based on market conditions and demand, seeking to maximize the economic return on each megawatt under our control.

The following table presents our owned and operated facility statistics:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Owned Facilities Statistics
Purchased energy costs per BTC (1)	$38,690	$33,735	$39,328	$34,723

Supplemental Information
Total BTC produced during the period, in whole BTC at owned facilities	1,260	1,237	2,377	2,454
Average BTC per day, in whole BTC	13.8	13.6	13.1	13.6
Purchased energy costs per kWh (2)	$0.04	$0.04	$0.04	$0.04

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

In addition to energy costs incurred at our owned mining sites, third-party hosting and other energy costs remain a significant part of our overall cost structure and are subject to similar volatility and market dynamics. For the three months ended June 30, 2026 and 2025, these costs totaled $69.2 million and $69.0 million, respectively, and for the six months ended June 30, 2026 and 2025, these costs totaled $139.2 million and $137.2 million, respectively, reflecting both the expansion of our hosted mining operations and higher variable energy pricing at third-party facilities. Our hosting arrangements typically include energy charges, as well as maintenance and management fees for colocation and operational support. Such hosting arrangements, excluding the commodity swap contract acquired in a previous acquisition, have contractual commitments extending over the next two years and minimum future payments of approximately $308.5 million. Our most significant third-party hosting arrangements are scheduled to expire, beginning in the third quarter of 2027 and expected to fully conclude during the first quarter of 2028. These expirations are expected to eliminate third-party hosting costs and improve our cost per kWh over time as the arrangements expire.

Digital Asset Management

As one of the largest corporate holders of bitcoin globally, our strategy is focused on enhancing shareholder value through disciplined, risk-managed deployment of bitcoin beyond passive holdings. We view bitcoin as a productive asset and may activate a portion of our holdings through lending, structured trading arrangements, and collateralized financing to generate incremental income, fund operations, and reduce our cost of capital.

As of June 30, 2026, we held 35,577 bitcoin, including 9,270 bitcoin that were loaned or pledged as collateral, representing approximately 26% of our total holdings. During the three and six months ended June 30, 2026, the fair value of our bitcoin holdings decreased approximately $343.0 million and $1.4 billion, respectively, due to the decline in bitcoin’s market price. Partially offsetting this decline, we generated interest income from our bitcoin lending activities and recognized net investment income (loss) from our bitcoin trading activities.

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

The Company’s core digital asset management strategy is comprised of the following activities:

Treasury

We retain the majority of our bitcoin holdings as a treasury asset for long-term appreciation and liquidity. Consistent with this approach, we may monetize a portion of our bitcoin holdings from time to time, including through sales of bitcoin held on our balance sheet. We hold our bitcoin across multiple custodial wallets to mitigate counterparty and concentration risk.

Lending

We have entered into lending arrangements with various counterparties to generate additional returns on our bitcoin holdings. As of June 30, 2026, we had loaned out a total of 4,742 bitcoin, which generated $4.3 million and $10.7 million of interest income for the three and six months ended June 30, 2026, respectively. Counterparty creditworthiness was assessed prior to lending and is reassessed periodically. Loaned bitcoin is generally subject to recall upon short notice.

Trading

Our digital asset management strategy includes bitcoin-denominated trades such as options, futures, swaps and spot transactions to generate additional returns on our bitcoin holdings.

Borrowing

As of June 30, 2026, 4,528 bitcoin were pledged as collateral. Of the bitcoin pledged as collateral, 4,253 bitcoin were secured in connection with $150.0 million of outstanding borrowings under our 2026 Line of Credit, which was entered into in January 2026 and bears an interest rate of 7.0% per annum. The remaining 275 bitcoin were pledged for other bitcoin arrangements.

Subsequent to quarter end, we entered into two bitcoin-backed term loan facilities with Coinbase and Two Prime providing for $600.0 million of incremental borrowings. The Coinbase facility refinances and consolidates our existing $150.0 million 2026 Line of Credit with Coinbase and provides $300.0 million of additional funding. The Coinbase facility bears interest at a floating rate equal to the arithmetic average of the upper and lower bounds of the target range for federal funds transactions (the “Fed Funds Mid Rate”) plus 3.875% per annum. The $300.0 million Two Prime facility bears interest at a fixed rate of 7.65% per annum. The facilities mature on August 4, 2028 and August 3, 2028, respectively, with the Coinbase facility subject to an automatic one-year extension unless timely canceled by either party. In connection with these facilities, 18,750 bitcoin were pledged as initial collateral as of August 4, 2026, the closing date of both transactions.

The following tables summarize our capital appreciation and income generated from bitcoin holdings as it relates to our digital asset management strategy:

	Three Months Ended June 30, 2026
(in thousands)	Treasury	Lending	Trading	Borrowing	Total
Digital Asset Management
Change in fair value of bitcoin (1)	$(249,251)	$(47,933)	$—	$(45,523)	$(342,707)
Interest income (2)	—	4,291	—	—	4,291
Investment income, net (3)	—	—	1,233	—	1,233
Total	$(249,251)	$(43,642)	$1,233	$(45,523)	$(337,183)

	Three Months Ended June 30, 2025
(in thousands)	Treasury	Lending	Trading	Borrowing	Total
Digital Asset Management
Change in fair value of bitcoin (1)	$844,890	$126,926	$1,611	$218,010	$1,191,437
Interest income (2)	—	6,795	—	—	6,795
Investment income, net (3)	—	—	1,366	—	1,366
Total	$844,980	$133,721	$2,977	$218,010	$1,199,598

(1) Change in fair value of bitcoin for the three months ended June 30, 2026 was a loss of $342.7 million and includes the “Change in fair value of digital assets” loss of $249.6 million, excluding a loss of $0.3 million related to other digital assets, resulting in $249.3 million attributable to bitcoin, plus the “Change in fair value of digital assets - receivable, net” loss of $93.5 million. Change in fair value of bitcoin for the three months ended June 30, 2025 was a gain of $1.2 billion and includes the “Change in fair value of digital assets” of $846.0 million, excluding $1.1 million related to other digital assets, resulting in $844.9 million attributable to bitcoin, plus the “Change in fair value of digital assets – receivable, net” of $346.5 million.

(2) Interest income differs from the amount reported as “Interest income” on the Condensed Consolidated Statements of Operations, as it excludes $6.0 million and $2.8 million of interest earned on cash and cash equivalents for the three months ended June 30, 2026 and 2025, respectively.

(3) Investment income, net is associated with the return from various bitcoin-denominated trades and is reported in “Other” on the Condensed Consolidated Statements of Operations.

	Six Months Ended June 30, 2026
(in thousands)	Treasury	Lending	Trading	Borrowing	Total
Digital Asset Management
Change in fair value of bitcoin (1)	$(963,335)	$(226,596)	$—	$(170,772)	$(1,360,703)
Interest income (2)	—	10,651	—	—	10,651
Investment income, net (3)	—	—	3,427	—	3,427
Total	$(963,335)	$(215,945)	$3,427	$(170,772)	$(1,346,625)

	Six Months Ended June 30, 2025
(in thousands)	Treasury	Lending	Trading	Borrowing	Total
Digital Asset Management
Change in fair value of bitcoin (1)	$453,225	$101,943	$1,611	$126,926	$683,705
Interest income (2)	—	13,125	—	—	13,125
Investment loss, net (3)	—	—	(5,921)	—	(5,921)
Total	$453,225	$115,068	$(4,310)	$126,926	$690,909

(1) Change in fair value of bitcoin for the six months ended June 30, 2026 was a loss of $1.4 billion and includes the “Change in fair value of digital assets” loss of $964.2 million, excluding a loss of $0.9 million related to other digital assets, resulting in a $963.3 million loss attributable to bitcoin, plus the “Change in fair value of digital assets - receivable, net” loss of $397.4 million. For the six months ended June 30, 2025, change in fair value of bitcoin was a gain of $683.7 million and includes the “Change in fair value of digital assets” of $451.9 million, excluding a loss of $1.4 million related to other digital assets, resulting in $453.2 million attributable to bitcoin, plus the “Change in fair value of digital assets - receivable, net” of $230.5 million.

(2) Interest income differs from the amount reported as “Interest income” on the Condensed Consolidated Statements of Operations, as it excludes $10.1 million and $8.5 million of interest earned on cash and cash equivalents for the six months ended June 30, 2026 and 2025, respectively.

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

In the first quarter of 2026, we acquired a majority interest in Exaion, a European company that develops and operates data centers and provides secure, private cloud and AI inference infrastructure, serving enterprise and regulated-industry customers across three primary product lines: (i) virtual desktops; (ii) data security solutions; and (iii) regulated AI inference solutions. The acquisition expands our capabilities in digital infrastructure, enhances our ability to deliver secure and scalable compute and inference solutions to customers who require data sovereignty and control, and establishes our presence in international markets where demand for private, domestically controlled AI compute is growing. For the six months ended June 30, 2026, the impact of this acquisition on our consolidated results was not material.

Additionally, as part of this expansion, we entered into a strategic agreement (the “Strategic Agreement”) with Starwood Digital Ventures LLC (“Starwood”) to develop, finance and operate digital infrastructure on select power-rich sites within our existing portfolio. Under the Strategic Agreement, we will contribute certain sites to and retain up to a 50% ownership interest in newly formed joint ventures, while Starwood will lead engineering, procurement and construction activities, secure hyperscale tenancy and operate the assets. Since execution of the Strategic Agreement, we have advanced site selection negotiations across our portfolio, progressed permitting and retrofit work, and commenced discussions with prospective hyperscale tenants. We expect to account for our interest in these joint ventures under the equity method of accounting, and accordingly, our share of each joint venture's results of operations will be reflected as a single line item in our Condensed Consolidated Statements of Operations.

During the quarter, we entered into a definitive agreement to acquire Long Ridge, a vertically integrated gas and power business located in Hannibal, Ohio, built around a 485 MW combined cycle gas turbine power plant operating at approximately 91% capacity factor, co-located with our existing Bitcoin mining site. The facility is interconnected with the PJM transmission network and anchored by vertically integrated natural gas supply through associated exploration and production operations, delivering an expected all-in operating cost of approximately $15 per megawatt-hour. The combination of owned dispatchable generation, vertically integrated fuel, PJM interconnection, and co-located operational infrastructure positions Long Ridge as a premier HPC campus capable of supporting sustained, power-intensive AI workloads at scale. We have received formal indications of interest from investment-grade hyperscale tenants. The acquisition is subject to customary closing conditions and regulatory approvals.

Together, Exaion and the Starwood partnership establish two distinct pathways on the same energy base. The Starwood joint ventures are intended to support hyperscale and large-scale compute workloads, while Exaion focuses on secure, private cloud and regulated enterprise compute. The Long Ridge acquisition, if completed, is expected to support the hyperscale pathway with owned, dispatchable generation and a low-cost power structure. These initiatives are supported by a platform organized around the workloads of: (i) AI, including training, inference, and agentic applications, (ii) critical IT load, including traditional enterprise applications, and (iii) Bitcoin mining. Each workload is supported by a common energy infrastructure layer comprised of owned and operated generation, grid-connected capacity, and behind-the-meter supply.

In July 2026, we further extended our digital infrastructure strategy through the acquisition of the Project Company, subject to approval by the Electric Reliability Council of Texas, Inc. (“ERCOT”). The Project Company holds (i) rights under certain purchase and sale contracts to acquire land located in Matagorda County, Texas, (ii) title to an additional parcel of adjacent land, and (iii) rights under a letter agreement with an electric utility company relating to the provision of 2,000 MW of power capacity to the site. The Project Company intends to develop the site as a large-scale digital infrastructure campus capable of supporting high-performance computing workloads, as well as flexible compute operations, including Bitcoin mining.

Our sites are designed to shift between workloads based on economics, demand, and grid conditions, maximizing utilization of our energy assets within a unified operating model, with Bitcoin mining remaining the foundation of our platform.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025

Revenues

	Three Months Ended June 30,		Change
(in thousands)	2026	2025	$
Bitcoin mining revenue	$170,066	$228,779	$(58,713)
Other digital assets mining revenue	237	3,598	(3,361)
Hosting services	—	1,164	(1,164)
Other revenue	4,578	4,944	(366)
Revenues	$174,881	$238,485	$(63,604)

Supplemental Information
BTC produced during the period, in whole BTC (1)	2,422	2,358	64
Average BTC per day, in whole BTC	26.6	25.9	0.7
Average price of BTC mined, in whole dollars (2)	$71,325	$98,975	$(27,650)
Number of blocks won	700	694	6
Transaction fees as a percentage of total	0.7%	1.4%	(0.7)%

(1) Includes 38 and 47 bitcoin representing our share of the equity method investee, the ADGM Entity, for the three months ended June 30, 2026 and 2025, respectively.

(2) “Average price of BTC” mined is calculated using Bitcoin mining revenue divided by the quantity of bitcoin produced during the period, excluding our share of the bitcoin produced for the equity method investee, the ADGM Entity.

We generated revenues of $174.9 million for the three months ended June 30, 2026, compared to $238.5 million in the prior year period. The $63.6 million, or approximately 27%, decrease in revenues was driven by a decrease in Bitcoin mining revenue and, to a lesser extent, a decrease in other digital assets mining revenue, other revenue and the elimination of hosting revenue.

The $58.7 million decrease in Bitcoin mining revenue was primarily driven by a 28% decrease in the average price of bitcoin mined, which contributed approximately $65.9 million to the decrease, partially offset by a $7.2 million increase in bitcoin production during the three months ended June 30, 2026.

Other digital assets mining revenue decreased 93%, primarily due to lower production resulting from the wind-down of certain other digital asset mining activities. Hosting revenue was eliminated for the three months ended June 30, 2026, following the expiration of the remaining hosting agreement in the first quarter of 2026. Other revenues decreased $0.4 million, or approximately 7%.

Costs and operating expenses (income)

Purchased energy, Operating and maintenance and Third-party hosting and other energy costs

	Three Months Ended June 30,		Change
(in thousands)	2026	2025	$
Purchased energy costs	$48,750	$41,730	$7,020
Operating and maintenance costs	26,905	22,362	4,543
Third-party hosting and other energy costs	69,156	69,029	127

Supplemental Information (in whole dollars)
Cost per Petahash per day (1)	$27.7	$28.7	$(1.0)
Purchased energy costs per BTC (2)	$38,690	$33,735	$4,956

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

Purchased energy costs for the three months ended June 30, 2026 totaled $48.8 million compared to $41.7 million in the prior year period, an increase of $7.0 million, or approximately 17%. The increase was primarily driven by the growth of our owned mining operations through acquisitions and increased utilization of capacity at an East Ohio mining site following the expiration of a hosting arrangement, while purchased energy consumption remained relatively consistent with the prior year period. During the three months ended June 30, 2026, our total hashrate increased 22% to 70.3 EH/s, primarily through improvements in miner efficiency and the scaling of our mining fleet. As a result, Cost per Petahash per day improved approximately 4%, from $28.7 to $27.7. Purchased energy costs per bitcoin for our owned mining sites, however, increased to $38,690 compared to $33,735 in the prior year period, primarily due to higher network difficulty resulting from an increase in global hashrate and an increase in cost per kWh.

Operating and maintenance costs for the three months ended June 30, 2026 were $26.9 million compared to $22.4 million in the prior year period, an increase of $4.5 million or approximately 20%, primarily driven by increased site and miner repair and maintenance costs, partially offset by lower shipping and warehouse fees during the quarter.

Third-party hosting and other energy costs for the three months ended June 30, 2026 totaled $69.2 million compared to $69.0 million in the prior year period, a relatively flat increase from the prior year period. These costs primarily consist of colocation services related to third-party hosted sites and energy expenses related to mining other digital assets. The slight increase was primarily due to the addition of energized miners and the expansion of our third-party hosted operations, substantially offset by lower hosting and energy costs at certain third-party hosting sites. Our most significant third-party hosting arrangements are scheduled to expire, beginning in the third quarter of 2027 and expected to fully conclude during the first quarter of 2028. These expirations are expected to eliminate third-party hosting costs and improve our cost per kWh over time as the arrangements expire.

General and administrative

General and administrative expenses were $114.7 million for the three months ended June 30, 2026, compared to $92.9 million in the prior year period. The $21.8 million, or approximately 23% increase, was primarily driven by a $10.2 million litigation settlement recognized in the current period, the inclusion of Exaion’s general and administrative expenses following its acquisition, and acquisition and integration costs, partially offset by a decrease in professional and travel expenses in the current period.

Stock-based compensation expense decreased by $7.7 million compared to the prior year period, primarily due to lower expenses associated with our historical equity plans, partially offset by incremental expense related to equity awards granted under our new long-term incentive plan.

Depreciation and amortization

Depreciation and amortization for the three months ended June 30, 2026 totaled $174.7 million compared to $161.7 million in the prior year period. The $12.9 million, or approximately 8%, increase was driven by $28.1 million of accelerated depreciation related to the assessment of expected future use of certain miners, partially offset by lower depreciation as mining rigs reached the end of their useful lives.

Change in fair value of digital assets

We recognized a loss on digital assets of $249.6 million for the three months ended June 30, 2026 compared to a gain of $846.0 million in the prior year period. The $1.1 billion decrease from the prior year period was primarily attributable to the significant decline in the price of bitcoin and the decrease in our bitcoin holdings.

Change in fair value of derivative instrument

We recognized a loss on the change in fair value of derivative instrument of $1.8 million for the three months ended June 30, 2026 compared to a gain of $20.3 million in the prior year period. The change primarily relates to the remeasurement of the commodity swap contract acquired in the GC Data Center Acquisition, which meets the definition of a derivative instrument and is remeasured at fair value at the end of each reporting period. Changes in fair value were primarily driven by movements in electricity forward curve prices during the respective periods and the amendment of the commodity swap during the prior year, lowering the fixed electricity price.

Impairment of goodwill and other assets

During the three months ended June 30, 2025, a severe storm caused irreparable damage to certain mining equipment at our Garden City mining site. In accordance with ASC 360 – Property, Plant, and Equipment, any unforeseen or unexpected retirements should result in a gain or loss recognized in earnings. As such, we recognized an impairment of $26.3 million related to the damaged miners for the three months ended June 30, 2025. Should we successfully receive insurance proceeds, they will be recognized as a gain in the period in which they are received. There were no such impairments in the current year period.

Taxes other than on income

Taxes other than on income were $1.5 million for the three months ended June 30, 2026 compared to $2.4 million in the prior year period. Taxes other than on income consist primarily of property, sales and use taxes.

Research and development

Research and development expenses were $7.2 million for the three months ended June 30, 2026, compared to $8.5 million in the prior year period. The $1.4 million, or approximately 16%, decrease was primarily due to the absence of costs associated with certain technology initiatives that were exited as part of our previously disclosed restructuring plan in the third quarter of 2025, partially offset by continued investment in ongoing development initiatives supporting our strategic expansion, including activities at Exaion.

Restructuring costs

Restructuring costs for the three months ended June 30, 2026 were $1.8 million, reflecting an additional reserve established during the quarter in connection with the 2026 Restructuring Plan (as defined below) relating to contract termination and employee separation costs. There were no such costs in the prior year period.

Other income (loss)

Change in fair value of digital assets - receivable, net

We recognized a loss on digital assets - receivables, net of $93.5 million for the three months ended June 30, 2026, compared to a gain of $346.5 million in the prior year period. The $440.0 million decrease was primarily attributable to the fair value associated with our bitcoin loaned and pledged as collateral.

Equity in net earnings of unconsolidated affiliate

During the three months ended June 30, 2026, we recorded our share of net loss for our 20% interest in the ADGM Entity of $2.9 million, compared to a loss of $0.9 million in the prior year period. Our share of the ADGM Entity’s operating results included earnings from the production of 38 bitcoin and approximately $3.3 million of depreciation and amortization during the three months ended June 30, 2026, while in the prior year period, our share of the ADGM Entity’s operating results included earnings from production of 47 bitcoin and approximately $3.2 million of depreciation and amortization.

Interest income, Interest expense and Other

	Three Months Ended June 30,		Change
(in thousands)	2026	2025	$
Interest income
Interest income from loaned bitcoin	$4,291	$6,795	$(2,504)
Interest income from cash and cash equivalents	5,972	2,836	3,136
Total interest income	10,263	9,631	632

Interest expense	(6,264)	(12,835)	6,571
Other	2,646	(5,509)	8,155

Interest income increased by $0.6 million compared to the prior year period, primarily due to a higher average balance of cash and cash equivalents, partially offset by interest income earned on loaned bitcoin under our digital asset management strategy. Interest expense decreased by $6.6 million compared to the prior year period, primarily due to the repayment of our prior credit facilities during the first quarter of 2026, which eliminated the related interest expense incurred in the prior year period. The decrease was partially offset by the interest expense associated with the interest bearing Convertible Notes and the 2026 Line of Credit.

Other of $2.6 million for the three months ended June 30, 2026 was primarily due to investment income of $1.2 million from internal bitcoin trading activities and other income generated by Exaion, partially offset by an increase to the allowance for credit loss resulting from an updated credit assessment.

Income tax expense

For the three months ended June 30, 2026, we recorded income tax expense of $0.6 million, compared to an income tax expense of $208.5 million in the prior year period. The $0.6 million income tax expense primarily reflects changes in pretax book income and loss during the periods, driven largely by fair value adjustments related to digital assets offset by a valuation allowance.

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

Revenues

	Six Months Ended June 30,		Change
(in thousands)	2026	2025	$
Bitcoin mining revenue	$342,228	$436,538	$(94,310)
Other digital assets mining revenue	653	5,768	(5,115)
Hosting services	1,085	2,315	(1,230)
Other revenue	5,529	7,748	(2,219)
Revenues	$349,495	$452,369	$(102,874)

Supplemental Information
BTC produced during the period, in whole BTC (1)	4,669	4,644	25
Average BTC per day, in whole BTC	25.8	25.7	0.1
Average price of BTC mined, in whole dollars (2)	$73,707	$96,203	$(22,496)
Number of blocks won	1,353	1,360	(7)
Transaction fees as a percentage of total	0.7%	1.4%	(0.8)%

(1) Includes 85 and 106 bitcoin representing our share of the equity method investee, the ADGM Entity, for the six months ended June 30, 2026 and 2025, respectively.

(2) “Average price of BTC mined” is calculated using Bitcoin mining revenue divided by the quantity of bitcoin produced during the period, excluding our share of the bitcoin produced for the equity method investee, the ADGM Entity.

We generated revenues of $349.5 million for the six months ended June 30, 2026, compared to $452.4 million in the prior year period. The $102.9 million, or approximately 23%, decrease in revenues was primarily driven by a decrease in Bitcoin mining revenue and, to a lesser extent, other digital assets mining revenue, hosting revenue and other revenue for the six months ended June 30, 2026.

The $94.3 million decrease in Bitcoin mining revenue was primarily driven by a 23% decrease in the average price of bitcoin mined, which contributed approximately $98.8 million to the decrease, partially offset by a $4.5 million increase in bitcoin production during the six months ended June 30, 2026.

Other digital assets mining revenue decreased 89%, primarily due to lower production resulting from the wind-down of certain other digital asset mining activities. Hosting services revenue decreased $1.2 million to $1.1 million for the six months ended June 30, 2026, compared to $2.3 million in the prior year period, primarily due to the expiration of hosting agreements during the first quarter of 2026. Other revenues decreased $2.2 million, or approximately 29%, primarily due to elimination of the certain management fee revenues, partially offset by revenues generated from Exaion and third-party software arrangements supporting our Bitcoin mining operations.

Costs and operating expenses (income)

Purchased energy, Operating and maintenance and Third-party hosting and other energy costs

	Six Months Ended June 30,		Change
(in thousands)	2026	2025	$
Purchased energy costs	$93,482	$85,211	$8,271
Operating and maintenance costs	57,537	42,156	15,381
Third-party hosting and other energy costs	139,204	137,212	1,992

Supplemental Information (in whole dollars)
Cost per Petahash per day (1)	$27.7	$29.4	$(1.7)
Purchased energy costs per BTC (2)	$39,328	$34,723	$4,604

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

Purchased energy costs for the six months ended June 30, 2026 were $93.5 million, compared to $85.2 million in the prior year period, an increase of $8.3 million, or approximately 10%. The increase was primarily driven by the expansion of our owned mining sites through acquisitions, the transition of hosted capacity to self-mining operations, and the growth in our total hashrate to 70.3 EH/s. Cost per Petahash per day improved approximately 6%, from $29.4 to $27.7, compared to the prior year period. Purchased energy costs per bitcoin for our owned mining sites increased to $39,328, compared to $34,723 in the prior year period, primarily due to higher network difficulty driven by growth in global hashrate that resulted in a 3% decline in bitcoin production at our owned mining sites compared to the prior year period.

Operating and maintenance costs for the six months ended June 30, 2026 were $57.5 million compared to $42.2 million in the prior year period, an increase of $15.4 million or approximately 37%, in operating and maintenance costs was primarily due to an increase to site and miner repair and maintenance costs associated with the expansion of our mining fleet, timing of repairs and increased labor costs to support our operational footprint.

Third-party hosting and other energy costs for the six months ended June 30, 2026 totaled $139.2 million compared to $137.2 million in the prior year period, an increase of $2.0 million, or approximately 2%. The increase was primarily due to higher energy consumption, the addition of energized miners and the expansion of our third-party at certain hosted sites, partially offset by downtime due to winter storms at other third-party hosted sites, primarily in Texas, at the beginning of the year. Our most significant third-party hosting arrangements are scheduled to expire, beginning in the third quarter of 2027 and expected to fully conclude during the first quarter of 2028. These expirations are expected to eliminate third-party hosting costs and improve our cost per kWh over time as the arrangements expire.

General and administrative

General and administrative expenses were $201.6 million for the six months ended June 30, 2026, compared to $178.8 million in the prior year period. The $22.7 million, or approximately 13%, increase was primarily attributable to a litigation settlement and acquisition and integration costs, partially offset by lower stock-based compensation expense and professional fees compared to the prior year period.

Stock-based compensation expense decreased $27.5 million compared to the prior year period primarily due to the reversal of stock-based compensation expense associated with forfeitures related to our 2026 Restructuring Plan and lower expenses associated with our historical equity plans, partially offset by incremental expense related to equity awards granted under our new long-term incentive plan.

Depreciation and amortization

Depreciation and amortization for the six months ended June 30, 2026 totaled $366.2 million compared to $319.6 million in the prior year period. The $46.6 million, or approximately 15%, increase was primarily driven by $48.2 million of accelerated depreciation related to the reassessment of expected future use of certain mining rigs, as well as the expansion of our mining fleet and owned infrastructure, partially offset by lower depreciation as mining rigs reached the end of their useful lives.

Change in fair value of digital assets

We recognized a loss on digital assets of $964.2 million for the six months ended June 30, 2026 compared to a gain of $451.9 million in the prior year period. The $1.4 billion decrease was primarily attributable to the significant decline in the price of bitcoin during the year and the decrease in our bitcoin holdings.

Change in fair value of derivative instrument

The fair value of the derivative instrument decreased for the six months ended June 30, 2026 compared to the prior year period, primarily due to the movement in electricity forward curve prices during the respective periods.

Impairment of assets

Due to a severe storm, we experienced irreparable damage to certain mining equipment at our Garden City mining site and as such, recognized an impairment of $26.3 million for the six months ended June 30, 2025. There were no such impairments in the current year period.

Taxes other than on income

Taxes other than on income were $4.0 million for the six months ended June 30, 2026 compared to $5.5 million in the prior year period.

Research and development

Research and development expenses were $15.4 million for the six months ended June 30, 2026 compared to $17.8 million in the prior year period.

Restructuring costs

During the first quarter of 2026, management committed to and initiated a restructuring plan (the “2026 Restructuring Plan”) in response to our strategic decision to reallocate resources as part of the strategic shift toward AI and critical IT. As part of the 2026 Restructuring Plan, we realigned our business operations and reduced our workforce by approximately 15%, providing combined annualized savings of $12.0 million. Restructuring costs were $47.6 million for the six months ended June 30, 2026, primarily consisting of $42.0 million related to the elimination of certain business activities and $5.4 million of employee-related separation costs. As of June 30, 2026, an additional restructuring reserve of $1.8 million was established. There were no such expenses in the prior year period.

Other income (loss)

Change in fair value of digital assets - receivable, net

We recognized a loss on digital assets - receivable, net of $397.4 million for the six months ended June 30, 2026 compared to gain of $230.5 million in the prior year period. The $627.8 million decrease was primarily attributable to the fair value associated with our bitcoin loaned and pledged as collateral.

Net gain from extinguishment of debt

During the six months ended June 30, 2026, we repurchased approximately $1.0 billion principal amount of the March 2030 Notes and the June 2031 Notes, resulting in a $70.6 million gain from the extinguishment of debt. There was no such activity in the prior year period.

Equity in net earnings of unconsolidated affiliate

During the six months ended June 30, 2026, we recorded our share of net loss for our 20% interest in the ADGM Entity of $5.0 million, compared to a $0.9 million loss in the prior year period. Our share of the ADGM Entity’s operating results included earnings from the production of 85 bitcoin and approximately $6.5 million of depreciation and amortization during the six months ended June 30, 2026, while in the prior year period, our share of the ADGM Entity’s operating results included earnings from production of 106 bitcoin and approximately $6.3 million of depreciation and amortization.

Interest income, Interest expense and Other

	Six Months Ended June 30,		Change
(in thousands)	2026	2025	$
Interest income
Interest income from lending bitcoin	$10,651	$13,125	$(2,474)
Interest income from cash and cash equivalents	10,144	8,501	1,643
Total interest income	20,795	21,626	(831)

Interest expense	(16,984)	(22,776)	5,792
Other	6,527	(3,035)	9,562

Interest income decreased by $0.8 million compared to the prior year period, primarily due to the decrease in interest income earned on loaned bitcoin under our digital asset management strategy as we reduced the amount of bitcoin loaned during the current year, partially offset by the interest income earned on our cash and cash equivalent balance. Interest expense decreased for the six months ended June 30, 2026 primarily due to the eliminated interest expense related to our prior credit facilities, partially offset by interest expense associated with our interest bearing Convertible Notes and the 2026 Line of Credit.

Other of $6.5 million for the six months ended June 30, 2026 was primarily due to investment income of $3.4 million from internal bitcoin trading activities and a $1.5 million benefit from the reversal of previously established credit loss reserve, driven by lower bitcoin lending activity, reduced collateral balances and a decline in the market price of bitcoin during the quarter.

Income tax benefit (expense)

For the six months ended June 30, 2026, we recorded income tax benefit of $30.4 million, compared to an income tax expense of $89.3 million in the prior year period. The $30.4 million income tax benefit primarily reflects changes in pretax book income and loss during the periods, driven largely by fair value adjustments related to digital assets offset by a valuation allowance.

NON-GAAP FINANCIAL MEASURES

In order to provide a more comprehensive understanding of the information used by our management team in financial and operational decision-making, we supplement our Condensed Consolidated Financial Statements that have been prepared in accordance with GAAP with the non-GAAP financial measure of Adjusted EBITDA.

We define Adjusted EBITDA as (a) GAAP net income (loss) plus (b) adjustments to add back the impacts of (1) interest, (2) income taxes, (3) depreciation and amortization and (4) adjustments for non-cash and/or non-recurring items, which currently include (i) stock-based compensation expense, (ii) change in fair value of derivative instrument, (iii) impairment of goodwill and other assets, (iv) restructuring costs, (v) acquisition and integration costs, (vi) litigation settlement, (vii) net gain from extinguishment of debt and (viii) net gain on investments.

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

The following table provides a reconciliation of GAAP net income (loss) to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net income (loss) attributable to common stockholders	$(609,685)	$808,235	$(1,869,304)	$275,036
Net loss attributable to noncontrolling interests	(1,632)	(30)	(4,410)	(274)
Net income (loss)	(611,317)	808,205	(1,873,714)	274,762
Interest expense (income), net	(3,999)	3,204	(3,811)	1,150
Income tax expense (benefit)	580	208,504	(30,352)	89,332
Depreciation and amortization (1)	177,952	164,914	372,691	325,916
EBITDA	(436,784)	1,184,827	(1,535,186)	691,160
Stock-based compensation expense	46,683	54,656	77,189	103,771
Change in fair value of derivative instrument	1,769	(20,311)	42,814	(47,139)
Impairment of goodwill and other assets	—	26,253	—	26,253
Restructuring costs (2)	1,753	—	47,638	—
Acquisition and integration costs (3)	15,445	—	26,463	—
Litigation settlement (3)	10,200	—	10,200	—
Net gain from extinguishment of debt	—	—	(70,557)	—
Net gain on investments (4)	—	—	—	(12,429)
Adjusted EBITDA (5) (6)	$(360,934)	$1,245,425	$(1,401,439)	$761,616

(1) Includes approximately $3.3 million and $3.2 million of depreciation and amortization for the three months ended June 30, 2026 and 2025, respectively, and approximately $6.5 million and $6.3 million of depreciation and amortization for the six months ended June 30, 2026 and 2025, respectively, representing our share in the results of our equity method investee, the ADGM Entity, reported in “Equity in net earnings of unconsolidated affiliate” on the Condensed Consolidated Statements of Operations.

(2) Includes approximately $0.2 million and $1.6 million of stock-based compensation expense related to the 2026 Restructuring Plan for the three and six months ended June 30, 2026.

(3) Acquisition and integration costs and litigation settlement are reported in “General and administrative” on the Condensed Consolidated Statements of Operations. The litigation settlement represents the amount paid in connection with the final resolution of a patent dispute.

(4) Net gain on investments is reported in “Other” on the Condensed Consolidated Statements of Operations. Refer to Note 7 – Investments in the notes to our Condensed Consolidated Financial Statements for further information.

(5) Excludes interest income earned from our bitcoin lending activities of $4.3 million and $6.8 million for the three months ended June 30, 2026 and 2025, respectively, and $10.7 million and $13.1 million for the six months ended June 30, 2026 and 2025, respectively.

(6) Includes the combined change in fair value loss of digital assets and digital assets - receivable, net of $343.0 million for the three months ended June 30, 2026, and the combined fair value gain of $1.2 billion for the three months ended June 30, 2025. For the six months ended June 30, 2026 and 2025, it includes a combined fair value loss of $1.4 billion and gain of $682.3 million, respectively.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flows

The following table presents a summary of our cash flow activity for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended June 30,
(in thousands)	2026	2025
Net cash used in operating activities	$(471,257)	$(378,931)
Net cash provided by (used in) investing activities	1,465,546	(337,010)
Net cash (used in) provided by financing activities	(1,116,002)	433,645
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,145)	—
Net decrease in cash, cash equivalents and restricted cash	(125,858)	(282,296)
Cash, cash equivalents and restricted cash — beginning of period	559,132	403,771
Cash, cash equivalents and restricted cash — end of period	$433,274	$121,475

For the six months ended June 30, 2026, cash, cash equivalents and restricted cash totaled $433.3 million at June 30, 2026, a decrease of $125.9 million from December 31, 2025.

Operating Activities

Bitcoin produced and held on our Condensed Consolidated Balance Sheets is excluded from our cash flows from operating activities. As we monetize bitcoin, those proceeds are reflected as cash flows from investing activities.

Cash flows in connection with operating activities consisted of net loss, adjusted for non-cash and non-operating items, including depreciation and amortization, stock-based compensation expense, the loss on the fair value of digital assets and digital assets, receivable, net and other non-cash expenses, as well as changes in operating assets and liabilities.

Cash flows used in operating activities increased by $92.3 million for the six months ended June 30, 2026, compared to the prior year period. This change was primarily due to a $172.8 million decline in net loss adjusted for non-cash and non-operating items, partially offset by a $80.4 million change in cash flows from operating assets and liabilities. The increase in cash used in operating activities was primarily driven by lower revenues and higher operating costs compared to the prior year period.

Investing Activities

Cash flows from investing activities resulted in a source of cash of $1.5 billion, primarily resulting from the proceeds from the sale of digital assets of $1.6 billion, of approximately 23,093 bitcoin at an average price of $70,631. The source of cash was partially offset by the purchase of property and equipment of $94.3 million and the payment of $61.1 million to acquire Exaion and the Meerkat Acquisition, net of cash acquired. These acquisitions are expected to enhance our business by expanding our operational capacity and strengthening our presence in AI and critical IT.

Financing Activities

Cash flows from financing activities used $1.1 billion, primarily from a partial repayment of our March 2030 and June 2031 Notes of $912.8 million and the repayment of our Previous Line of Credit of $350.0 million. For the six months ended June 30, 2026, financing activities were partially offset by securing an additional $150.0 million line of credit established and fully utilized as of June 30, 2026.

Liquidity and Capital Resources

Our liquidity position is supported by cash and cash equivalents, our bitcoin holdings (including our ability to borrow against or monetize bitcoin) and access to our at-the-market (“ATM”) offering program. As of June 30, 2026, the combined value of cash and cash equivalents, excluding restricted cash, and digital assets, including bitcoin under our digital asset management strategy, totaled $2.5 billion, and our ATM facility had approximately $1.5 billion of capacity remaining. We believe our existing liquidity resources provide us with sufficient flexibility to meet our obligations and fund our growth initiatives over the next twelve months and beyond.

Sources of Liquidity

Cash and Cash Equivalents

As of June 30, 2026 cash and cash equivalents, excluding restricted cash, totaled $421.3 million. Approximately 30% of cash and cash equivalents were denominated in euros, held by our majority-owned subsidiary Exaion and contractually designated for use in its operations for the next year.

Bitcoin Holdings

At June 30, 2026, we held a total of 35,577 bitcoin on our Condensed Consolidated Balance Sheets, including 9,270 bitcoin under our digital asset management strategy, with a total fair value of $2.1 billion, based on the fair value of a single bitcoin of approximately $58,524.

At June 30, 2026, approximately 4,742 bitcoin were loaned to third parties to generate additional returns, and 4,528 bitcoin were pledged as collateral. Bitcoin activated under our digital asset management strategy is classified as “Digital assets - receivable, net” on the Condensed Consolidated Balance Sheets with a carrying value of $540.9 million. The remaining 26,307 unrestricted bitcoin are classified as long-term assets under “Digital assets, net of current portion” on the Condensed Consolidated Balance Sheets with a fair value of $1.5 billion. Our holdings as of June 30, 2026 excluded 44 bitcoin held by our equity method investee, pending dividend to us.

We actively manage our bitcoin holdings as both a long-term store of value and a source of liquidity. For the six months ended June 30, 2026, we sold approximately 23,093 bitcoin for $1.6 billion in proceeds. We sell bitcoin produced through our mining operations on an ongoing basis and may sell additional holdings from time to time, subject to market conditions and our capital allocation priorities, while also maintaining holdings for long-term investment purposes. Our $2.1 billion bitcoin position represents a significant and flexible source of liquidity.

At-the-Market Offering Program

In March 2025, we established our ATM facility with an initial capacity of $2.0 billion. During the six months ended June 30, 2026, we did not sell any shares through the ATM facility. As of June 30, 2026, our ATM facility had approximately $1.5 billion of capacity remaining, providing us with meaningful optionality to access equity capital markets.

Capital Requirements

Short-term Obligations

During the six months ended June 30, 2026, we strengthened our Condensed Consolidated Balance Sheets and improved our near-term liquidity profile by repurchasing approximately $1.0 billion of our 0.00% convertible senior notes through privately negotiated transactions, consisting of approximately $367.5 million of our March 2030 Notes and approximately $633.4 million of our June 2031 Notes, reducing our total debt from $3.6 billion as of December 31, 2025 to approximately $2.4 billion as of June 30, 2026.

As of June 30, 2026, we had $150.0 million outstanding under our 2026 Line of Credit, with a maturity due within the next twelve months and $48.1 million of the remaining principal of the December 2026 Notes due upon maturity in December 2026. Additionally, as of June 30, 2026, we have classified the $291.6 million remaining principal of the June 2031 Notes as a current liability on the Condensed Consolidated Balance Sheets, as the holders’ option to require the repurchase of the notes at 100% of the principal amount, becomes exercisable in June 2027.

Starwood Joint Venture

In February 2026, we entered into a Strategic Agreement with Starwood to jointly develop, finance and operate digital infrastructure on select power-rich sites within our existing portfolio. The framework operates on a site-by-site basis, with each project forming its own special purpose vehicle upon Starwood securing a qualifying tenant.

Upon contribution of a site, we will receive a predetermined value for the assets contributed at the time of contribution. This upfront recognition of our site contribution value is a defining feature of the structure: because our contribution is credited at the outset of each project, Starwood is required to contribute capital against the value of our site before we are required to invest any incremental cash. We also have the option to retain between 10% and 50% of the equity in each project, providing participation in the upside of each development. Project-level financing is expected to be arranged on a non-recourse basis at the joint venture level, with no guarantee from us and backstopped by Starwood.

Our principal cash obligation under the Strategic Agreement consists of pre-development costs at the contributed sites, expected to be funded through cash on hand or a potential asset-backed credit facility. As of June 30, 2026, we incurred approximately $11.0 million of pre-development costs under the Strategic Agreement.

Long Ridge Acquisition

In April 2026, we entered into a definitive agreement to acquire Long Ridge, a vertically integrated gas and power business, for an enterprise value of approximately $1.5 billion, including the assumption of Long Ridge’s existing indebtedness of up to approximately $900.0 million, subject to customary purchase price adjustments. Subsequent to quarter-end, we entered into two bitcoin-backed credit facilities, proceeds of which are expected to fund a portion of the cash consideration for the acquisition. We have also entered into a commitment letter with Barclays for a 364-day senior secured bridge term loan facility of up to $785.0 million, providing us with committed backstop financing for a portion of the assumed indebtedness to the extent needed. We do not expect Long Ridge to require ongoing capital support from the Company following closing.

HIF Acquisition

In July 2026, we entered into a membership interest purchase agreement to acquire the Project Company, a large-scale powered land site spanning more than 1,200 acres in Matagorda County, Texas, from HIF, for an aggregate purchase price of up to $600.0 million. The purchase price is structured as a series of post-closing milestone payments tied to specified project development events, including receipt of regulatory approvals, land acquisition, and execution of a data center lease with a third-party tenant. The first milestone payment is contingent upon receipt of Batch Zero approval from ERCOT, with no payment due absent such approval. Upon execution of a lease relating to the site, HIF will retain a minority interest in the Project Company. We intend to develop the site as a large-scale digital infrastructure campus supporting HPC and Bitcoin mining operations, with expected access to up to 2,000 MW.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of June 30, 2026, we had the following contractual obligations and commitments:

	Payments due by period
(in thousands)	Total	Short-term	Long-term
Convertible Notes (1)	$2,332,505	$346,277	$1,986,228
Line of credit (1)	150,000	150,000	—
Lease obligations (2)	166,727	2,888	163,839
Purchase agreements (3)	64,552	64,552	—
Other purchase obligations (3)	314,126	127,724	186,402
Total contractual obligations and commitments	$3,027,910	$691,441	$2,336,469

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

Refer to the “Liquidity and Capital Resources” section for further information related to Long Ridge acquisition and the HIF acquisition, including expected funding requirements and related commitments.

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

The fair value of our bitcoin may be materially impacted as the market value of bitcoin fluctuates. For illustrative purposes, a hypothetical $10,000 change in the market price of bitcoin would have resulted in an estimated change of $355.8 million and $499.5 million to our income (loss) before income taxes for the six months ended June 30, 2026 and 2025, respectively. This sensitivity analysis is based on our bitcoin holdings and related fair value measurement as of that date and is provided solely to demonstrate the potential magnitude of bitcoin price volatility on our financial results. Actual results could differ materially depending on future market conditions, transaction activity and other factors affecting the fair value of digital assets.

Foreign Currency Exchange Rate Risk. As a result of our international operations, we are exposed to market risk from changes in foreign currency exchange rates. Our primary foreign currency exposures relate to the Euro, driven by our acquisition of a controlling interest in Exaion during the first quarter of 2026, a French entity specializing in HPC data centers and providing secure, private cloud and AI infrastructure. The results of Exaion’s operations are denominated in Euros and translated into U.S. dollars for inclusion in our Condensed Consolidated Financial Statements. As of June 30, 2026, approximately 30% of cash and cash equivalents were denominated in foreign currencies.

We do not currently enter into derivative instruments to hedge our foreign currency exposure, though we may consider doing so in the future as our international operations expand. Exchange rate fluctuations may impact our reported revenues, expenses, assets, and liabilities. The impact of foreign currency exchange rate fluctuations on our results of operations and financial position was not material for the six months ended June 30, 2026.

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

Change in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

To finance a portion of the approximately $1.5 billion enterprise value, we have obtained a commitment from Barclays Bank PLC to provide a 364-day senior secured bridge term loan facility of up to $785.0 million, subject to customary conditions. There can be no assurance that we will be able to draw on this facility or secure alternative or permanent financing on acceptable terms, or at all, which could prevent or delay the closing and materially adversely affect our business and financial condition.

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

Even if the acquisition is consummated, we may not realize the anticipated strategic and financial benefits, including expected accretion to profitability, expansion of our power generation capacity, which currently stands at 485 MW nameplate capacity and is expected to increase to 505 MW in the first quarter of 2027, and development of additional HPC and digital infrastructure at our Hannibal, Ohio campus. Integration may prove more difficult, costly or time-consuming than anticipated, and we may face unanticipated liabilities, regulatory challenges or operational disruptions. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and the market price of our securities.

The acquisition of the Project Company is subject to certain conditions and may not be consummated on the anticipated timeline, or at all, and the failure to complete the acquisition could adversely affect our business, financial condition and results of operations.

The acquisition of the Project Company is subject to a number of conditions that may not be satisfied or waived, including receipt of necessary regulatory approvals and the fulfillment of certain obligations by third parties. We cannot guarantee that all conditions will be satisfied or that the acquisition will be completed on the anticipated timeline, or at all. The results of the acquisition may differ significantly depending on which conditions, if any, are met. For example, if ERCOT does not approve the allocation of all or a portion of the contracted 2,000 MW of power to the site, then MARA may exercise its right to terminate the acquisition. Alternatively, if certain conditions are met, but others are not met, MARA may be required to pay material amounts of consideration to the seller for the Project Company while being unable to use the site for its intended purpose. The acquisition, including the satisfaction of all associated conditions, represents a key component of our digital energy infrastructure strategy, and a failure of any one of the conditions to the acquisition would delay or prevent our planned development of HPC and digital infrastructure at the site, requiring us to identify and pursue alternative means of executing on our strategy, which may not be available on acceptable terms or at all.

Under the membership interest purchase agreement, MARA may be required to pay up to $600.0 million in aggregate consideration for the Project Company. There can be no assurance that we will be able to secure financing on acceptable terms, or at all, which could prevent or delay the acquisition and materially adversely affect our business and financial condition.

Even if the acquisition is consummated, we may not realize the anticipated strategic and financial benefits, including expansion of our power generation capacity and development of additional HPC and digital infrastructure. Integration may prove more difficult, costly or time-consuming than anticipated, and we may face unanticipated liabilities, operational disruptions or regulatory challenges, including the directive by the Governor of the State of Texas on August 3, 2026 requiring ERCOT to conduct a comprehensive verification and audit of all data centers advancing through ERCOT’s interconnection projects before any data center project moves forward. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and the market price of our securities.

Our level of debt may negatively impact our liquidity, restrict our operations and ability to respond to business opportunities, and increase our vulnerability to adverse economic and industry conditions.

We utilize debt financings in our capital structure and may incur additional debt in the future. Our level of debt could have significant consequences, including limiting our ability to obtain additional financing for working capital, capital expenditures, acquisitions or other general corporate purposes; requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes; imposing financial and other restrictive covenants on our operations, including restrictions on our ability to use or sell our collateralized bitcoin, making us more vulnerable to economic downturns and limiting our ability to withstand competitive pressures or take advantage of new opportunities to grow our business.

Our ability to meet our debt service obligations, comply with our debt covenants and deleverage depends on our cash flows and financial performance, which are affected by financial, business, economic and other factors. The rate at which we will be able to or choose to deleverage is uncertain. Failure to meet our debt service obligations or comply with our debt covenants could result in an event of default under the applicable indebtedness. We may be unable to cure, or obtain a waiver of, an event of default or otherwise amend our debt agreements to prevent an event of default thereunder on terms acceptable to us or at all. In that event, the debt holders could accelerate the related debt, which may result in the cross-acceleration or cross-default of other debt or other obligations.

In addition, we maintain a significant amount of indebtedness that is secured by substantially all of our bitcoin holdings. If bitcoin’s price drops significantly, we may face margin calls on our borrowings, requiring us to post additional collateral or risk liquidation of collateralized bitcoin. We also utilize convertible debt in our capital structure. In the event that holders of our convertible debt exercise conversion rights, we may be required to settle the principal amount of any converted notes in cash. If we do not have sufficient funds available to repay indebtedness when due, whether at maturity, by acceleration or upon conversion, or to post additional collateral upon the issuance of a margin call, we may be required to sell important strategic assets; refinance our existing debt; incur additional debt or issue common stock or other equity securities, which we may not be able to do on terms acceptable to us, in amounts sufficient to meet our needs, or at all. Our inability to service our debt obligations or refinance our debt could harm our business. Further, if we are unable to repay, refinance or restructure our secured indebtedness, the holder of such debt could proceed against the collateral securing the indebtedness. Refinancing our indebtedness may also require us to expense previous debt issuance costs or to incur new debt issuance costs.

We may from time to time seek to further refinance our substantial indebtedness by issuing additional shares of common stock or other securities that are convertible into common stock or grant the holder the right to purchase common stock, each of which may dilute our existing stockholders, reduce the value of our common stock, or both.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Credit Facilities

The information set forth in Item 1.01 and Item 2.03 below is included for the purpose of providing disclosure under “Item 1.01 Entry into a Material Definitive Agreement” and “Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant” of Form 8-K.

Item 1.01. Entry into a Material Definitive Agreement

Coinbase Loan

On August 4, 2026, the Company entered into a Lending Form (the “Coinbase Lending Form”) with Coinbase, as lender, which is subject to the terms and conditions of a Master Lending Agreement previously entered into between the Company and Coinbase on January 29, 2026 (the “Coinbase Master Lending Agreement” and, together with the Coinbase Lending Form, the “Coinbase Loan Documents”). The Coinbase Lending Form provides for a total commitment of $450.0 million (the “Coinbase Loan”), comprising $300.0 million of incremental borrowings and the refinancing and consolidation of the Company’s existing $150.0 million loan from Coinbase into a single facility, subject to all terms and conditions of the Coinbase Loan Documents, including the extended maturity date, as set forth below. The Coinbase Loan has been fully drawn.

Amounts borrowed under the Coinbase Lending Form bear interest at a rate per annum equal to the Fed Funds Mid Rate plus 3.875%. The Coinbase Loan will mature on August 4, 2028, subject to one automatic one-year extension to August 4, 2029, unless either party elects to cancel the extension by notice to the other. The Company may prepay the Coinbase Loan, in whole or in part, at any time prior to the maturity date.

The Company must satisfy ongoing collateral maintenance requirements under the Coinbase Loan Documents. If the value of posted collateral falls below the specified margin call limit, the Company must promptly post additional collateral or take such other action as may be available to the Company under the Coinbase Loan Documents to restore the required collateral ratio. Failure to maintain sufficient collateral constitutes an event of default entitling Coinbase to exercise its remedies, including the right to liquidate pledged bitcoin.

The Coinbase Loan Documents contain representations and warranties and affirmative and negative covenants customary for financings of this type, as well as customary events of default.

Two Prime Loan

On August 4, 2026, the Company entered into a Loan Term Sheet (the “Two Prime Loan Term Sheet”) with Two Prime, as lender, which is subject to the terms and conditions of a Master Loan Agreement entered into between the Company and Two Prime on the same date (the “Two Prime Master Loan Agreement” and, together with the Two Prime Loan Term Sheet, the “Two Prime Loan Documents”). The Two Prime Loan Term Sheet provides for a fixed term loan of $300.0 million (the “Two Prime Loan”), which has been fully drawn. Amounts borrowed under the Two Prime Loan Term Sheet bear interest at a fixed rate per annum equal to 7.65%. The Two Prime Loan will mature on August 3, 2028.

The Company must satisfy ongoing collateral maintenance requirements under the Two Prime Loan Documents. If the value of posted collateral falls below the specified margin call limit, the Company must promptly post additional collateral. Failure to maintain sufficient collateral constitutes an event of default entitling Two Prime to exercise its remedies, including the right to liquidate pledged bitcoin.

The Two Prime Loan Documents contain representations and warranties and affirmative and negative covenants customary for financings of this type, as well as customary events of default.

The Company’s obligations under these facilities are secured by an aggregate 18,750 of the Company’s bitcoin as initial collateral, which at current market values significantly exceeds the aggregate principal amount of the two facilities. The Company expects to use the proceeds for general corporate purposes, including funding a portion of the cash consideration for the Long Ridge acquisition.

Item 2.03. Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant

The information set forth in Item 1.01 above is incorporated herein by reference.

Director and Officer Trading Plans and Arrangements

On June 9, 2026, Fred Thiel, the Company’s Chief Executive Officer and Chairman of the Board of Directors, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “10b5-1 Plan”). Mr. Thiel’s 10b5-1 Plan provides for the potential sale of up to 330,060 shares of the Company’s common stock between the first potential sale date on October 1, 2026 and the expiration of the 10b5-1 Plan on September 30, 2027. Mr. Thiel’s existing 10b5-1 Plan will expire on September 30, 2026.

On June 9, 2026, Douglas Mellinger, the Lead Independent Director on the Company’s Board of Directors, entered into a 10b5-1 Plan. Mr. Mellinger’s 10b5-1 Plan provides for the potential sale of up to 15,000 shares of the Company’s common stock between the first potential sale date on September 10, 2026 and the expiration of the 10b5-1 Plan on November 30, 2027. Mr. Mellinger’s prior 10b5-1 Plan expired on June 30, 2026.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Provided Herewith
3.1	Restated Articles of Incorporation of the Company	Form 10-K	3/3/2025	3.1
3.2	Amended and Restated Bylaws of the Company	Form 10-K	3/3/2025	3.2
10.1*#	Equity Purchase Agreement, dated April 29, 2026, by and among the Sellers, the Buyer, (solely for the purposes of Articles V, IX and X) the Company and (solely for the purposes of Articles V, IX and X and Sections 2.5, 6.10, 6.16 and 6.20) FTAI Infrastructure Inc.	Form 8-K	4/30/2026	10.1
10.2	Third Amendment to MARA Holdings, Inc. Amended and Restated 2018 Equity Incentive Plan	Form 8-K	6/22/2026	10.1
10.3	First Amendment to Strategic Agreement, by and between Starwood Capital Group Global III, L.P. and MARA USA Corporation				X
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

Date:	August 6, 2026

MARA HOLDINGS, INC.

		By:	/s/ Fred Thiel
		Name:	Fred Thiel
		Title:	Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

		By:	/s/ Salman Khan
		Name:	Salman Khan
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)