Form 10-Q
period 2026-09-30
MARA Holdings, Inc.
filed 2026-11-09
CIK 1507605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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

As of October 29, 2026, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 387,406,403.

PART I

MARA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
(in thousands, except share and per share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$946,545	$547,132
Restricted cash	12,000	12,000
Digital assets, current portion	1,848	2,391
Other receivables	29,473	18,540
Deposits	38,852	19,537
Derivative instrument, current portion	—	20,340
Prepaid expenses and other current assets	43,999	44,328
Total current assets	1,072,717	664,268

Other assets:
Digital assets, net of current portion	1,232,646	3,369,245
Digital assets - receivable, net	1,603,215	1,336,868
Property and equipment, net	1,122,646	1,490,635
Advances to vendors	27,871	7,651
Investments	149,912	133,814
Long-term deposits	290,575	219,098
Long-term prepaids	3,594	3,029
Operating lease right-of-use assets	45,671	32,324
Derivative instrument, net of current portion	—	28,979
Goodwill	88,890	—
Intangible assets, net	38,782	988
Total long-term assets	4,603,802	6,622,631
TOTAL ASSETS	$5,676,519	$7,286,899

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Current liabilities:
Accounts payable	$14,788	$12,546
Accrued expenses	79,809	86,985
Derivative instrument, current portion	9,168	—
Long-term debt, current portion	335,671	397,845
Operating lease liabilities, current portion	4,352	1,722
Finance lease liability, current portion	178	173
Other current liabilities	20,108	22,604
Total current liabilities	464,074	521,875
See accompanying notes to the Condensed Consolidated Financial Statements

Long-term liabilities:
Long-term debt, net of current portion	2,683,661	3,202,082
Derivative instrument, net of current portion	3,279	—
Operating lease liabilities, net of current portion	52,032	39,714
Finance lease liability, net of current portion	3,928	3,817
Deferred tax liabilities	5,888	29,857
Other long-term liabilities	13,119	12,464
Total long-term liabilities	2,761,907	3,287,934

Commitments and Contingencies (Note 15)

Redeemable noncontrolling interest	80,380	—
Equity:
Preferred stock, par value $0.0001 per share, 50,000,000 shares authorized; no shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, par value $0.0001 per share, 800,000,000 shares authorized; 386,875,197 shares and 379,464,892 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	38	37
Additional paid-in capital	4,934,151	4,809,550
Accumulated other comprehensive loss	(6,400)	—
Accumulated deficit	(2,573,478)	(1,337,867)
Total stockholders’ equity attributable to MARA	2,354,311	3,471,720
Noncontrolling interests	15,847	5,370
Total equity	2,370,158	3,477,090
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY	$5,676,519	$7,286,899
See accompanying notes to the Condensed Consolidated Financial Statements

MARA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2026	2025	2026	2025
Revenues	$164,233	$252,410	$513,728	$704,779

Costs and operating expenses (income)
Purchased energy costs	48,124	43,080	141,606	128,291
Operating and maintenance costs	21,481	26,310	79,018	68,466
Third-party hosting and other energy costs	71,511	75,664	210,715	212,876
General and administrative	75,815	85,296	277,373	264,109
Depreciation and amortization	150,851	167,312	517,071	486,950
Change in fair value of digital assets	(421,853)	(234,240)	542,383	(686,105)
Change in fair value of derivative instrument	18,952	4,422	61,766	(42,717)
Impairment of goodwill and other assets	—	—	—	26,253
Taxes other than on income	1,333	2,354	5,284	7,886
Early termination expenses	—	5,000	—	5,000
Research and development	2,495	8,716	17,916	26,560
Restructuring costs	18,979	20,905	66,617	20,905
Total costs and operating expenses (income)	(12,312)	204,819	1,919,749	518,474
Operating income (loss)	176,545	47,591	(1,406,021)	186,305

Other income
Change in fair value of digital assets - receivable, net	463,478	108,859	66,110	339,339
Net gain from extinguishment of debt	—	1,029	70,557	1,029
Interest income	9,268	17,689	30,063	39,315
Interest expense	(13,472)	(12,760)	(30,456)	(35,536)
Equity in net earnings of unconsolidated affiliate	(2,822)	(1,711)	(7,849)	(2,626)
Other	(1,931)	115	4,596	(2,920)
Total other income	454,521	113,221	133,021	338,601

Income (loss) before income taxes	631,066	160,812	(1,273,000)	524,906
Income tax benefit (expense)	1,005	(37,678)	31,357	(127,010)
Net income (loss)	$632,071	$123,134	$(1,241,643)	$397,896
Less: Net (income) loss attributable to noncontrolling interests, including redeemable noncontrolling interest	2,286	(6)	6,696	268
Net income (loss) attributable to common stockholders	$634,357	$123,128	$(1,234,947)	$398,164

Net income (loss) per share of common stock - basic	$1.64	$0.33	$(3.23)	$1.13
Weighted average shares of common stock - basic	385,698,449	372,073,173	382,494,083	352,315,857

Net income (loss) per share of common stock - diluted	$1.28	$0.27	$(3.23)	$0.90
Weighted average shares of common stock - diluted	496,385,479	470,126,290	382,494,083	450,081,096
See accompanying notes to the Condensed Consolidated Financial Statements

MARA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net income (loss)	$632,071	$123,134	$(1,241,643)	$397,896

Other comprehensive loss
Foreign currency translation adjustments (1)	(1,589)	—	(10,111)	—

Comprehensive income (loss)	630,482	123,134	(1,251,754)	397,896
Less: Comprehensive (income) loss attributable to noncontrolling interests, including redeemable noncontrolling interest	3,536	(6)	10,407	268
Comprehensive income (loss) attributable to common stockholders	$634,018	$123,128	$(1,241,347)	$398,164

(1) Foreign currency translation adjustments for the three and nine months ended September 30, 2026 include a loss of $0.2 million and $3.3 million attributable to redeemable noncontrolling interest. Refer to Note 11 – Equity and Mezzanine Equity, “Redeemable Noncontrolling Interest,” for further information.
See accompanying notes to the Condensed Consolidated Financial Statements

MARA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

For the Three Months Ended September 30, 2026

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest (1)	Total Equity
(in thousands, except share data)	Number	Amount
Balance at June 30, 2026	381,888,004	$38	$4,873,182	$(5,492)	$(3,207,171)	$1,660,557	$16,385	$1,676,942
Stock-based compensation	2,270,680	—	28,446	—	—	28,446	—	28,446
Issuance of common stock, net of offering costs	3,837,765	—	46,251	—	—	46,251	—	46,251
Repurchase of shares in settlement of restricted stock	(1,121,252)	—	(13,728)	—	—	(13,728)	—	(13,728)
Distribution to noncontrolling interest, net	—	—	—	—	—	—	(146)	(146)
Noncontrolling interest preferred stock dividends	—	—	—	—	(664)	(664)	289	(375)
Foreign exchange loss on translation	—	—	—	(908)	—	(908)	(242)	(1,150)
Net income (loss)	—	—	—	—	634,357	634,357	(439)	633,918
Balance at September 30, 2026	386,875,197	$38	$4,934,151	$(6,400)	$(2,573,478)	$2,354,311	$15,847	$2,370,158

For the Nine Months Ended September 30, 2026

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests (1)	Total Equity
(in thousands, except share data)	Number	Amount
Balance at December 31, 2025	379,464,892	$37	$4,809,550	$—	$(1,337,867)	$3,471,720	$5,370	$3,477,090
Stock-based compensation	6,275,607	1	107,209	—	—	107,210	—	107,210
Issuance of common stock, net of offering costs	3,837,765	—	46,251	—	—	46,251	—	46,251
Issuance of non-controlling interest in subsidiary	—	—	—	—	—	—	11,795	11,795
Repurchase of shares in settlement of restricted stock	(2,703,067)	—	(28,859)	—	—	(28,859)	—	(28,859)
Distribution to noncontrolling interest, net	—	—	—	—	—	—	(311)	(311)
Noncontrolling interest preferred stock dividends	—	—	—	—	(664)	(664)	664	—
Foreign exchange loss on translation	—	—	—	(6,400)	—	(6,400)	(447)	(6,847)
Net loss	—	—	—	—	(1,234,947)	(1,234,947)	(1,224)	(1,236,171)
Balance at September 30, 2026	386,875,197	$38	$4,934,151	$(6,400)	$(2,573,478)	$2,354,311	$15,847	$2,370,158

(1) Net loss attributable to noncontrolling interest for the three and nine months ended September 30, 2026 excludes $1.8 million and $5.5 million net loss attributable to redeemable noncontrolling interest, respectively, which is presented separately. Refer to Note 11 – Equity and Mezzanine Equity, “Redeemable Noncontrolling Interest,” for further information.

See accompanying notes to the Condensed Consolidated Financial Statements

For the Three Months Ended September 30, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
(in thousands, except share data)	Number	Amount
Balance at June 30, 2025	362,337,906	$36	$4,542,968	$—	$248,649	$4,791,653	$4,559	$4,796,212
Stock-based compensation, net of tax withholding	1,849,707	—	38,466	—	—	38,466	—	38,466
Issuance of common stock, net of offering costs	14,932,762	1	252,549	—	—	252,550	—	252,550
Repurchase of shares in settlement of restricted stock	(519,318)	—	(7,691)	—	—	(7,691)	—	(7,691)
Contribution from noncontrolling interest	—	—	—	—	—	—	12,111	12,111
Purchases of capped call	—	—	(39,770)		—	(39,770)	—	(39,770)
Net income	—	—	—	—	123,128	123,128	6	123,134
Balance at September 30, 2025	378,601,057	$37	$4,786,522	$—	$371,777	$5,158,336	$16,676	$5,175,012

For the Nine Months Ended September 30, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings (Deficit)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
(in thousands, except share data)	Number	Amount
Balance at December 31, 2024	340,258,453	$34	$4,155,386	$—	$(26,387)	$4,129,033	$6,909	$4,135,942
Stock-based compensation, net of tax withholding	5,748,578	—	142,237	—	—	142,237	—	142,237
Issuance of common stock, net of offering costs	35,339,308	3	571,890	—	—	571,893	—	571,893
Repurchase of shares in settlement of restricted stock	(2,745,282)	—	(43,221)	—	—	(43,221)	—	(43,221)
Contribution from noncontrolling interest	—	—	—	—	—	—	10,035	10,035
Purchases of capped call	—	—	(39,770)		—	(39,770)	—	(39,770)
Net income (loss)	—	—	—	—	398,164	398,164	(268)	397,896
Balance at September 30, 2025	378,601,057	$37	$4,786,522	$—	$371,777	$5,158,336	$16,676	$5,175,012
See accompanying notes to the Condensed Consolidated Financial Statements

MARA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,241,643)	$397,896
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	517,071	486,950
Deferred tax (benefit) expense	(33,750)	127,257
Change in fair value of digital assets and digital assets - receivable, net	476,273	(1,025,444)
Impairment of goodwill and other assets	—	26,253
Net gain on investments	—	(12,429)
Stock-based compensation expense	105,635	142,237
Change in fair value of derivative instrument	61,766	(42,717)
Early termination expenses	—	5,000
Restructuring costs	66,617	20,905
Equity in net earnings of unconsolidated affiliate	7,849	2,626
Net gain on extinguishment of debt	(70,557)	(1,029)
Other adjustments from operations, net	2,734	(5,468)
Changes in operating assets and liabilities	(534,739)	(700,017)
Net cash used in operating activities	(642,744)	(577,980)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances to vendors	(28,479)	(215,516)
Acquisition, net of cash acquired	(61,111)	(36,369)
Deposit payments	(100,000)	—
Purchase of property and equipment	(186,376)	(242,599)
Proceeds from sale of property and equipment	14,652	3,654
Purchase of intangible assets	(797)	—
Proceeds from sale of digital assets	1,918,741	182,400
Purchase of digital assets	—	(282,075)
Investment in equity method investments	(1,905)	(7,714)
Purchase of equity investments	(23,402)	(24,443)
Net cash provided by (used in) investing activities	1,531,323	(622,662)

See accompanying notes to the Condensed Consolidated Financial Statements

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	46,251	571,893
Proceeds from issuance of Convertible Notes, net of issuance costs	—	1,014,808
Repurchase of shares in settlement of restricted stock	(28,859)	(43,221)
Repayment of finance lease liabilities	(173)	(168)
Proceeds from Term loans	750,000	—
Proceeds from line of credit	—	150,000
Repayment of Convertible Notes	(912,774)	(18,279)
Repayment of Line of credit	(350,000)	—
Purchased capped calls	—	(39,770)
Contribution from noncontrolling interest	456	—
Proceeds from issuance of noncontrolling interest in subsidiary	11,795	—
Net cash (used in) provided by financing activities	(483,304)	1,635,263

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,862)	—
Net increase in cash, cash equivalents and restricted cash	399,413	434,621
Cash, cash equivalents and restricted cash — beginning of period	559,132	403,771
Cash, cash equivalents and restricted cash — end of period	$958,545	$838,392
See accompanying notes to the Condensed Consolidated Financial Statements

MARA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

MARA Holdings, Inc. (together with its subsidiaries, the “Company” or “MARA”) is a global energy-backed digital infrastructure enterprise that acquires, develops and operates powered assets built to convert energy into high-value compute workloads. The Company primarily leverages Bitcoin mining as its core business. Building on this foundation, the Company has begun pursuing opportunities to expand its infrastructure capacity into adjacent high-value workloads, including artificial intelligence (“AI”), high-performance computing (“HPC”) and critical IT. As the Company’s expansion progresses, it intends to allocate capacity across workloads based on economics and demand to optimize asset utilization. The Company operates across 19 data centers on four continents with approximately 1.9 gigawatts of total energy capacity.

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

As of September 30, 2026, approximately 11% of cash and cash equivalents were denominated in foreign currencies, held by the Company’s foreign subsidiaries and contractually designated for use in their operations. Refer to Note 3 – Acquisitions and Strategic Partnerships, for further information.

Energy Derivatives

The Company acquired a commodity swap contract as a result of a previous acquisition, which meets the definition of a derivative due to the terms that provide for net settlement and expires on December 31, 2027.

As of September 30, 2026, the estimated net fair value of the Company’s derivative liability instrument was $12.4 million, estimated using observable market-based inputs classified under Level 2 of the fair value hierarchy. The significant assumptions used in the discounted cash flow model to estimate fair value include the discount rate and electricity forward curves.

The following table presents changes in fair value of the derivative instrument:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Derivative instrument, beginning of period	$6,505	$56,086	$49,319	$8,947
Change in fair value of derivative instrument	(18,952)	(4,422)	(61,766)	42,717
Derivative instrument, end of period	$(12,447)	$51,664	$(12,447)	$51,664

Business Combinations and Asset Acquisitions

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

When a set of assets acquired does not meet the definition of a business under ASC 805, the transaction is accounted for as an asset acquisition. The Company recognizes assets acquired based on the cost to the Company on a relative fair value basis, which includes transaction costs in addition to consideration transferred and liabilities assumed as part of the transaction. Neither goodwill nor contingent consideration is recognized at the acquisition date in an asset acquisition. Instead, contingencies arising from asset acquisitions are accounted for under ASC 450, Contingencies, and are recognized the earlier of when the contingency is resolved or becomes probable and reasonably estimable, with the amount added to the cost of the related assets.

Acquisition related expenses are recognized separately from the business combination and are expensed as incurred. Transaction costs related to asset acquisitions are capitalized as part of the cost of the acquired assets.

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

The Company attributes net income (loss) and comprehensive income (loss) to both the Company and noncontrolling interest holders based on their respective ownership percentages. Net (income) loss attributable to noncontrolling interests is presented separately in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss).

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

In the first quarter of 2026, the Company’s management committed to and initiated a restructuring plan (“Project Pivot”) in response to the Company’s strategic decision to reallocate resources toward AI initiatives and related critical IT and HPC opportunities, as well as a significant decline in bitcoin prices. During the third quarter of 2026, the Company’s management committed to and initiated a new restructuring plan (“Project Align”, and, together with Project Pivot, the “2026 Restructuring Plans”) to further streamline its operations, including the consolidation of certain functions with its majority owned subsidiary, Exaion, which resulted in the write-off of certain long-lived assets, contract terminations and a workforce reduction.

The following table presents a summary of the Company’s restructuring charges:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Employee separation costs	$2,385	$—	$6,945	$—
Contract termination costs	4,625	4,998	5,625	4,998
Asset write-off charges and other expenses	11,969	15,907	54,047	15,907
Total restructuring costs	$18,979	$20,905	$66,617	$20,905

Restructuring costs incurred during the three and nine months ended September 30, 2026 were $19.0 million and $66.6 million, respectively, and are recorded in “Restructuring costs” on the Condensed Consolidated Statements of Operations. Costs for the nine months ended September 30, 2026 primarily consisted of $54.0 million related to the elimination of certain business activities involving mining rigs and equipment and $6.9 million of employee-related separation costs, including severance, termination benefits, and equity award modifications. Restructuring costs for the three months ended September 30, 2026 primarily consisted of $12.0 million of asset write-offs and other expenses.

As of September 30, 2026, the majority of the actions under the 2026 Restructuring Plans were completed. The remaining restructuring liability of $10.1 million, principally related to employee separation costs and contract terminations, is included in “Accrued expenses” on the Condensed Consolidated Balance Sheets. The actions of the prior year restructuring plan were completed as of December 31, 2025.

Income Taxes

Effective Tax Rate

The effective tax rate (“ETR”) from continuing operations was (0.16)% and 23.43% for the three months ended September 30, 2026 and 2025, respectively, and 2.46% and 24.18% for the nine months ended September 30, 2026 and 2025, respectively. The ETR for the three and nine months ended September 30, 2026 differs significantly from the U.S. statutory tax rate of 21% primarily due to the change in the valuation allowance, in addition to non-deductible officer compensation, which represents a permanent difference that reduces the overall tax benefit. The decrease in ETR compared to the prior year period reflects the net impact of these items, primarily driven by the change in the valuation allowance in the current period.

During the nine months ended September 30, 2026, the Company determined, based upon all available evidence, that it was more likely than not that its federal and state deferred tax assets would not be realized. This conclusion was primarily driven by cumulative net operating losses, which limit the ability to support future taxable income, and a significant decline in the fair value of the Company’s bitcoin holdings. Under ASC 820, Fair Value Measurement, changes in bitcoin fair value are recognized on the Condensed Consolidated Statements of Operations but are not taxable until disposition; accordingly, declines in the value reduce deferred tax liabilities and the associated source of future taxable income for realizing deferred tax assets. As a result, the Company continued to maintain a full valuation allowance of $442.4 million against its federal and state deferred tax assets as of September 30, 2026.

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

In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). ASU 2025-11 improves the navigability of interim reporting guidance by providing a master list of required interim disclosures and establishing a principle for disclosure of material post-period events. The new standard is effective for the Company for its annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact on disclosures of adopting this standard.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides a practical expedient to assume current economic conditions will not change for the remaining life of an asset when preparing forecasts as part of estimating credit losses. The new standard is effective for the Company for its annual periods beginning January 1, 2026 and interim period within those annual periods, with early adoption permitted and should be applied on a prospective basis. The Company adopted ASU 2025-05 during the interim period, which did not have a material impact on the Condensed Consolidated Financial Statements.

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

NOTE 3 – ACQUISITIONS AND STRATEGIC PARTNERSHIPS

HIF Acquisition

On July 2, 2026, the Company, through a wholly owned subsidiary, entered into a membership interest purchase agreement (the “Purchase Agreement”) with HIF USA LLC (“HIF”), as seller, and acquired from HIF all of the issued and outstanding membership interests of MAT 1177 LLC (the “Project Company” and such acquisition, the “HIF Acquisition”), resulting in the Project Company becoming a subsidiary of the Company. The Project Company holds (i) rights under certain purchase and sale contracts to acquire land located in Matagorda County, Texas (the “Site Under Contract”), (ii) title to an additional parcel of adjacent land (the “Owned Parcel” and, together with the Site Under Contract, the “Site”) and (iii) rights under a letter agreement with an electric utility company relating to the provision of 2,000 MW of power capacity to the Site. The Company intends to develop the Site as a large-scale digital infrastructure campus capable of supporting high-performance computing workloads, as well as flexible compute operations, including Bitcoin mining. The transaction closed simultaneously with the execution of the Purchase Agreement.

On September 21, 2026, the Company and HIF entered into the First Amendment to the Purchase Agreement (the “HIF Amendment”), which revised certain milestone payment structures and related provisions. Under the Purchase Agreement, as amended, the aggregate purchase price is structured as a series of post-closing milestone payments tied to specified project development events, consisting of, among other things: (i) receipt of certain regulatory approvals related to the interconnection of the Site, payable in two installments; (ii) the Site being authorized to receive power, up to an increased maximum amount; and (iii) upon execution of a data center lease with a third-party tenant, HIF's retention of a minority interest in the Project Company. Assuming all milestones are achieved, the aggregate purchase price would be up to $600.0 million. The milestone payments are required to be paid as and when the applicable development milestones are achieved, as well as additional payments in the event of certain shortfalls. The HIF Amendment also provides for a mandatory sale process with respect to the Project Company upon the occurrence of certain specified events. The Purchase Agreement, as amended, contains customary representations and warranties and covenants, including covenants relating to the Company’s use of commercially reasonable efforts to obtain certain of the approvals contemplated therein. The Company accounts for this transaction as an asset acquisition in accordance with ASC 805. As consideration for the assets acquired is contingent upon the achievement of future milestones, no amounts have been recognized as of September 30, 2026.

As of September 30, 2026, pursuant to the HIF Amendment, the Company posted a $100.0 million deposit to maintain its participation in the interconnection study for power capacity contemplated for the Site. The Company accounts for this payment as a “Long-term Deposit” on the Condensed Consolidated Balance Sheets.

Long Ridge

On April 29, 2026, the Company, through its wholly owned subsidiary, entered into an equity purchase agreement to acquire 100% of the issued and outstanding membership interests in Long Ridge Energy & Power LLC (“Long Ridge”). Long Ridge’s assets include a 485 megawatt (“MW”) combined-cycle gas turbine power plant in Hannibal, Ohio (expected to increase to 505 MW in the first half of 2027) and over 1,600 contiguous acres with access to water, fiber and rail infrastructure. The facility is located adjacent to the Company’s existing Hannibal, Ohio data center operations. As of September 30, 2026, the acquisition has not yet closed and remains subject to customary closing conditions and regulatory approvals.

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

The following table summarizes the preliminary allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed as of February 20, 2026:

(in thousands)	February 20, 2026
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$135,663
Digital assets	472
Accounts receivable	3,975
Other current assets	641
Property and equipment	755
Right-of-use asset	2,667
Intangible assets	44,231
Accounts payable and accrued expenses	(4,459)
Lease liability	(2,667)
Deferred tax liability	(9,691)
Total identified net assets	171,587
Goodwill	92,049
Net assets acquired	263,636

Redeemable noncontrolling interest - Put option	(12,975)
Redeemable noncontrolling interest	(76,141)
Total redeemable noncontrolling interest	(89,116)
Total purchase consideration	$174,520

The Company recognized goodwill of $92.0 million (€78.4 million) related to the Exaion acquisition. Goodwill is calculated as the excess of the purchase price over the net assets acquired. Goodwill is primarily attributed to growth and efficiency opportunities, expected synergies and expanded market opportunities. Goodwill associated with foreign subsidiaries is translated at the applicable reporting period end exchange rates, with translation adjustments recorded in Accumulated Other Comprehensive Loss.

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

The Company intends to grant performance-based stock units to certain key executives of Exaion in connection with the acquisition to incentivize such management and align their interests with the Company’s strategic objectives. As of September 30, 2026, no performance-based stock units had been granted and, accordingly, no related stock-based compensation expense has been recognized. Refer to Note 12 – Stock-based Compensation, for further information.

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

The following table presents the Company’s revenues disaggregated for those arrangements in which the Company is the Operator and Participant:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Revenues from contracts with customers
Mining operator - transaction fees	$947	$2,089	$2,999	$7,914
Mining participant	13,654	13,527	41,741	35,340
Hosting services	—	1,177	1,085	3,492
Total revenues from contracts with customers	14,601	16,793	45,825	46,746
Mining operator - block rewards	144,820	230,356	457,562	645,024
Other revenue (1)	4,812	5,261	10,341	13,009
Total revenues	$164,233	$252,410	$513,728	$704,779

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

Mining Participant

As a Participant, the Company provides a service to perform hash calculations to the third-party pool operators, which it considers its customers under ASC 606. The duration of a contract is less than a day and may be continuously renewed multiple times throughout the day. During the three and nine months ended September 30, 2026 and 2025, the Company participated in Full-Pay-Per-Share (“FPPS”) mining pools, under which compensation consists of block rewards and transactions fees, less pool operator fees, determined daily over a 24-hour UTC period. Non-cash consideration is estimated at contract inception with reasonable certainty and recognized on the same day control transfers to the pool operator, measured using the simple average daily spot rate of bitcoin determined using the Company’s primary trading platform.

Hosting Services

The Company operates multiple Bitcoin mining sites that previously provided colocation and managed services to institutional-scale crypto mining companies. As of September 30, 2026, the Company had no remaining customers associated with hosting services. Accordingly, no hosting services revenue was recognized for the three months ended September 30, 2026.

NOTE 5 – DIGITAL ASSETS

Digital assets

The following table presents the Company’s significant digital asset holdings as of September 30, 2026 and December 31, 2025, respectively:

	As of September 30, 2026
(in thousands, except for quantity)	Quantity	Cost Basis	Fair Value
Bitcoin	14,752	$1,052,143	$1,232,646
Bitcoin - receivable (1)	19,260	1,651,464	1,609,291
Total bitcoin holdings	34,012	2,703,607	2,841,937

Other digital assets		5,002	1,848
Total digital assets held as of September 30, 2026		$2,708,609	$2,843,785

	As of December 31, 2025
(in thousands, except for quantity)	Quantity	Cost Basis	Fair Value
Bitcoin	38,507	$3,277,867	$3,369,245
Bitcoin - receivable (1)	15,315	1,075,665	1,340,055
Total bitcoin holdings	53,822	4,353,532	4,709,300

Other digital assets		8,585	2,391
Total digital assets held as of December 31, 2025		$4,362,117	$4,711,691

(1) The Company’s bitcoin - receivable holdings include bitcoin loaned or pledged as collateral, excluding the allowance for credit loss. Refer to Note 5 – Digital Assets, “Digital assets - receivable, net,” and Note 13 – Debt, for further information.

The Company earned 36 and 33 bitcoin that were pending distribution from the Company’s equity method investee, the ADGM Entity (as defined below), which are excluded from the Company’s holdings as of September 30, 2026 and December 31, 2025, respectively.

Digital assets - receivable, net

Lending

The Company has entered into master securities loan agreements with various counterparties to generate returns from a portion of our bitcoin holdings. Amounts loaned under these arrangements are recognized as digital asset loan receivables. As of December 31, 2025, the Company had loaned a total of 9,377 bitcoin to counterparties under these agreements. During the nine months ended September 30, 2026, the Company recalled 7,969 bitcoin, reducing the total bitcoin loaned under these agreements to 1,408 bitcoin.

Trading

The Company may, from time to time, enter into structured arrangements to actively manage a portion of the Company’s bitcoin holdings. As of September 30, 2026 the Company held no bitcoin in such arrangements. As of December 31, 2025, an immaterial amount of bitcoin was held in such arrangements.

Borrowing

As of September 30, 2026 and December 31, 2025, the Company had 17,852 and 5,938 bitcoin, respectively, pledged as collateral. Of the bitcoin pledged as collateral, 17,477 bitcoin were secured for the outstanding borrowings under the bitcoin-collateralized loans, while the remaining 375 bitcoin were pledged for other bitcoin arrangements. Refer to Note 13 – Debt, for further information.

Digital assets - receivable, net consists of the following:

(in thousands)	September 30, 2026	December 31, 2025
Digital asset receivable - lending	$117,647	$820,468
Digital asset receivable - trading	—	1
Digital asset receivable - borrowing	1,491,644	519,586
Total digital asset receivable	1,609,291	1,340,055
Less: Allowance for credit loss	(6,076)	(3,187)
Digital assets - receivable, net	$1,603,215	$1,336,868

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

Given the limited historical data related to digital asset receivables and losses incurred related to digital asset receivables, the Company chose to rely on external data to perform the calculation of expected credit losses. The Company utilized the probability of default (“PD”) loss given default (“LGD”) approach to estimate the allowance for credit loss. In order to apply the PD LGD approach, management considered the lifetime of the digital asset receivables, the reasonable and supportable forecast, and the PD LGD.

As of September 30, 2026, the Company recorded a corresponding allowance for credit loss of $6.1 million, based on the PD LGD approach. As of December 31, 2025, the Company had digital asset receivables outstanding and recorded an allowance for credit loss of $3.2 million.

NOTE 6 – PROPERTY AND EQUIPMENT

The components of property and equipment as of September 30, 2026 and December 31, 2025 are as follows:

(in thousands, except useful life)	Useful life (Years)	September 30, 2026	December 31, 2025
Land (1)	—	$3,685	$3,510
Land improvements	9	53,515	34,409
Building and improvements	25	92,401	91,486
Mining rigs	3	1,888,046	2,057,933
Containers	10 - 15	135,444	120,000
Mining and transportation equipment	4 - 15	321,089	295,332
Construction in progress	—	26,906	75,653
Other	7	17,994	7,327
Total gross property, equipment		2,539,080	2,685,650
Less: Accumulated depreciation and amortization		(1,416,434)	(1,195,015)
Property and equipment, net		$1,122,646	$1,490,635

(1) Refer to Note 14 – Leases, for further information regarding the Company’s finance land lease.

The Company’s depreciation expense related to property and equipment for the three months ended September 30, 2026 and 2025 was $145.6 million and $163.6 million, respectively, and $501.3 million and $477.3 million for the nine months ended September 30, 2026 and 2025, respectively.

During the nine months ended September 30, 2026, the Company reassessed the expected future use of certain mining rigs, resulting in accelerated depreciation of $48.2 million, included in “Depreciation and amortization” on the Condensed Consolidated Statements of Operations.

Restructuring

Additionally, during the three and nine months ended September 30, 2026, the Company wrote-off $12.0 million and $54.0 million, respectively, related to the elimination of certain business activities involving mining rigs and equipment as part of the 2026 Restructuring Plans. This charge is included in “Restructuring costs” on the Condensed Consolidated Statements of Operations.

Storm Damage

During the second quarter of 2025, severe storms damaged certain mining equipment at the Company’s Garden City bitcoin mining site, and the Company recognized an impairment of $26.0 million related to storm damage included in “Impairment of assets” on the Condensed Consolidated Statements of Operations.

Asset Retirement Obligation

The Company’s asset retirement obligations represent the estimated present value of future costs to return a data mining site back to its original state. The Company’s accretion expense related to the asset retirement obligation for the three months ended September 30, 2026 and 2025 was $0.2 million and $0.3 million, respectively, and $0.7 million and $0.9 million for the nine months ended September 30, 2026 and 2025, respectively. Asset retirement obligations are accreted over the term of the leases.

NOTE 7 – INVESTMENTS

The components of investments as of September 30, 2026 and December 31, 2025 are as follows:

(in thousands)	September 30, 2026	December 31, 2025
Equity method investment	$35,358	$42,680
Other investments	114,554	91,134
Total investments	$149,912	$133,814

Equity Method Investment

The ADGM Entity

On January 27, 2023, the Company entered into a Shareholders’ Agreement to form an Abu Dhabi Global Markets company (the “ADGM Entity”) in which the Company has a 20% ownership interest, which is accounted for as an equity method investment. The ADGM Entity commenced mining operations in September 2023.

The Company’s share of net loss was $2.8 million for the three months ended September 30, 2026 and $7.8 million for the nine months ended September 30, 2026, including approximately $3.2 million and $9.7 million of depreciation and amortization, respectively. For the three and nine months ended September 30, 2025, the Company’s share of net loss was approximately $1.7 million and $2.6 million, respectively, including $3.2 million and $9.5 million of depreciation and amortization, respectively. During the nine months ended September 30, 2026, the Company received bitcoin dividends from the ADGM Entity with a fair value of approximately $8.6 million, compared to $16.3 million during the nine months ended September 30, 2025. These dividends are excluded from the Company’s share of net loss and are reflected as a reduction of the carrying value of the equity method investment.

As of September 30, 2026, the Company’s investment in the ADGM Entity was $35.4 million and is reflected in “Investments” on the Condensed Consolidated Balance Sheets.

Other Investments

Other investments consist of strategic investments made from time to time in equity securities.

Investments in Equity Securities

Velaura

As of September 30, 2026, the carrying amount of the Company’s investment in Velaura AI, Inc. (“Velaura”) (formerly known as Auradine, Inc.), a related party, and certain spun-off entities was $94.0 million, reflected in “Investments” on the Condensed Consolidated Balance Sheets. Refer to Note 16 – Related Party Transactions, for further information.

On July 10, 2026, the Company purchased Velaura Series V-A preferred stock for a purchase price of $8.4 million in connection with Velaura recapitalization and preferred stock financing. The Company’s participation was required in order to exchange its existing Velaura preferred stock for newly designated Prime preferred stock. The Series V-A and Prime preferred stock have rights and preferences that differ from the Company’s other investments in Velaura preferred stock and, as a result, the Company determined that the transaction was not an observable price change under the measurement alternative in ASC 321, Investments - Equity Securities (“ASC 321”). Accordingly, no adjustment was made to the carrying value of its investments in Velaura.

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

Other Investments

As of September 30, 2026, the carrying amount of the Company’s other investments were $20.6 million, reflected in “Investments” on the Condensed Consolidated Balance Sheets.

During the nine months ended September 30, 2025, the Company wrote off a previous investment of $2.3 million, as the Company believed there were indicators that the carrying value may not be recoverable. The loss on investments was recorded to “Other” on the Condensed Consolidated Statements of Operations.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table presents the changes in the carrying amount of goodwill:

(in thousands)
Balance at December 31, 2025	$—
Exaion acquisition	92,049
Foreign currency translation adjustments	(3,159)
Balance at September 30, 2026	$88,890

On February 20, 2026, the Company completed the acquisition of Exaion and recognized goodwill, representing the excess of the purchase price over the fair value of the net identifiable assets acquired. Refer to Note 3 – Acquisitions and Strategic Partnerships, for further information. As of December 31, 2025, the Company had no goodwill.

Intangible Assets

The following table presents the Company’s intangible assets, which are included in “Intangible assets, net” on the Condensed Consolidated Balance Sheets, as of September 30, 2026 and December 31, 2025, respectively:

	As of September 30, 2026
(in thousands)	Cost	Accumulated Amortization	Net
Developed technology	$16,990	$(1,982)	$15,008
Customer relationships (1)	20,849	(3,316)	17,533
Trade names	5,671	(331)	5,340
Capitalized software development costs	1,116	(215)	901
Total intangible assets	$44,626	$(5,844)	$38,782

	As of December 31, 2025
(in thousands)	Cost	Accumulated Amortization	Other	Net
Customer relationships	$1,000	$(291)	$—	$709
Intellectual property (2)	2,633	(1,536)	(1,097)	—
Capitalized software development costs	287	(8)	—	279
Total intangible assets	$3,920	$(1,835)	$(1,097)	$988

(1) During the nine months ended September 30, 2026, the Company exited a customer hosting arrangement at one of its owned sites, and as a result, fully amortized the remaining carrying value of the customer relationship of $0.6 million.

(2) In connection with the restructuring activities during the year ended December 31, 2025, the Company fully eliminated $1.1 million of internal intellectual property associated with its technology operations.

The Company’s amortization expense related to intangible assets for the three months ended September 30, 2026 and 2025 was $2.1 million and $0.3 million, respectively, and $5.6 million and $0.8 million for the nine months ended September 30, 2026 and 2025, respectively.

The following table presents the Company’s estimated future amortization of finite-lived intangible assets, excluding cumulative translation adjustment, as of September 30, 2026:

Year	Amount (in thousands)
2026 (remaining)	$2,434
2027	8,385
2028	7,935
2029	7,935
2030	7,935
Thereafter	4,158
Total	$38,782

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

Recurring measurement of fair value

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy for each of those assets and liabilities as of September 30, 2026 and December 31, 2025, respectively:

(in thousands)	Total carrying value at September 30, 2026	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Money market accounts	$138,111	$138,111	$—	$—
U.S. government bills and securities	684,547	684,547	—	—
Digital assets	1,234,494	1,234,494	—	—
Digital assets - receivable, net (1)	1,603,215	—	1,603,215	—
Liabilities:
Derivative instrument (2)	12,447	—	12,447	—
Contingent consideration liability (3)	25,274	—	—	25,274

(in thousands)	Total carrying value at December 31, 2025	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Money market accounts	$20,549	$20,549	$—	$—
U.S. government bills and securities	381,927	381,927	—	—
Digital assets	3,371,636	3,371,636	—	—
Digital assets - receivable, net (1)	1,336,868	—	1,336,868	—
Derivative instrument (2)	49,319	—	49,319	—
Liabilities:
Contingent consideration liability (3)	13,758	—	—	13,758

(1) The fair value of digital assets - receivable, net was estimated using the market approach, utilizing observable market prices and other relevant market data, which are considered Level 2 inputs. Refer to Note 5 – Digital Assets, “Digital assets - receivable, net,” for further information.

(2) The fair value of the derivative instrument was estimated using a discounted cash flow approach that considers various assumptions including current market prices and electricity forward curves, which are considered Level 2 inputs. Fluctuations in market prices and electricity forward curves could result in significant changes in the fair value of derivative instruments. Refer to Note 2 – Summary of Significant Accounting Policies, “Energy Derivatives,” for further information.

(3) Represents the estimated amount of acquisition-related consideration expected to be paid in the future as of September 30, 2026 for prior acquisitions. Increases or decreases in the probability of achieving the milestones could result in significant changes in the fair value of the contingent consideration. Refer to Note 15 – Commitments and Contingencies, for further information.

The Company includes money market accounts and U.S. government bills and securities in cash and cash equivalents on the Condensed Consolidated Balance Sheets.

There were no transfers among Levels 1, 2 or 3 during the nine months ended September 30, 2026 or the year ended December 31, 2025.

Fair value of financial instruments not recognized at fair value

The following tables present information about the Company’s financial instruments that are not recognized at fair value on the Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025:

(in thousands)	Total carrying value at September 30, 2026	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Convertible Notes	$2,269,332	$2,148,789	$—	$—
Bitcoin-collateralized loans	750,000	—	750,000	—

(in thousands)	Total carrying value at December 31, 2025	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Convertible Notes	$3,249,927	$2,617,165	$—	$—

There were no transfers among Levels 1, 2 or 3 during the nine months ended September 30, 2026 or the year ended December 31, 2025.

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

The following table presents the total potential securities that were not included in the computation of diluted income (loss) per share, as their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Warrants	—	324,375	—	324,375
Restricted stock units	—	—	8,243,586	—
Performance-based restricted stock units (1)	—	—	16,309,939	—
Convertible Notes (2)	—	—	107,836,745	—
Total anti-dilutive shares	—	324,375	132,390,270	324,375

(1) Anti-dilutive performance-based restricted stock units are presented up to 249% as the maximum potential number of shares that may vest. Refer to Note 12 – Stock-based Compensation, for further information.

(2) Refer to Note 13 – Debt, for further information.

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2026	2025	2026	2025
Basic earnings per share of common stock:
Net income (loss) attributable to common stockholders - basic	$634,357	$123,128	$(1,234,947)	$398,164
Weighted average shares of common stock - basic	385,698,449	372,073,173	382,494,083	352,315,857
Net income (loss) per share of common stock - basic	$1.64	$0.33	$(3.23)	$1.13

Diluted earnings per share of common stock:
Net income (loss) attributable to common stockholders - basic	$634,357	$123,128	$(1,234,947)	$398,164
Add: Notes interest expense, net of tax	3,292	2,873	—	8,511
Less: Gain from extinguishment of debt, net of tax	—	(780)	—	(780)
Net income (loss) attributable to common stockholders - diluted	$637,649	$125,221	$(1,234,947)	$405,895
Weighted average shares of common stock - basic	385,698,449	372,073,173	382,494,083	352,315,857
Restricted stock units	5,852,358	4,785,415	—	4,354,085
Performance-based restricted stock units	4,882,796	2,111,390	—	2,128,453
Convertible Notes	99,951,876	91,156,312	—	91,282,701
Weighted average shares of common stock - diluted	496,385,479	470,126,290	382,494,083	450,081,096
Net income (loss) per share of common stock - diluted	$1.28	$0.27	$(3.23)	$0.90

NOTE 11 – EQUITY AND MEZZANINE EQUITY

Equity

Common Stock

As of September 30, 2026, the Company had 800,000,000 authorized shares of common stock with a par value of $0.0001 per share.

At-the-Market Offering Agreements

On March 28, 2025, the Company commenced a new at-the-market (“ATM”) offering program pursuant to an ATM agreement, under which the Company may offer and sell shares of its common stock from time to time through the Agents having an aggregate offering price of up to $2.0 billion. For both the three and nine months ended September 30, 2026, the Company sold 3,837,765 shares of common stock for an aggregate purchase price of $46.5 million. Offering expenses for both the three and nine months ended September 30, 2026 were $0.2 million.

Accumulated Other Comprehensive Loss

For the three and nine months ended September 30, 2026, accumulated other comprehensive loss consisted entirely of foreign currency translation adjustments related to our foreign subsidiaries. There were no reclassifications out of accumulated other comprehensive loss for the three and nine months ended September 30, 2026. There was no accumulated other comprehensive loss for the three and nine months ended September 30, 2025.

Noncontrolling Interests

As of September 30, 2026, noncontrolling interests totaled $15.8 million, representing non-redeemable third-party ownership interests in the Company’s consolidated subsidiaries. The increase during the nine months ended September 30, 2026 primarily reflected the recognition of noncontrolling interests in MARA France in connection with the acquisition of Exaion in the first quarter of 2026, as well as other activities involving noncontrolling interests in other consolidated subsidiaries. Changes in noncontrolling interests are presented in the Condensed Consolidated Statements of Equity. Refer to Note 3 – Acquisitions and Strategic Partnerships, for further information on MARA France.

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

Redeemable noncontrolling interests are initially recorded at fair value at the date of issuance. Subsequently, the carrying amount is adjusted to the redemption value at each reporting period, if the redeemable noncontrolling interest is currently redeemable, or probable of becoming redeemable, with any changes recognized as an adjustment to retained earnings. As of September 30, 2026, the carrying value of the redeemable noncontrolling interest had not been adjusted to the redemption value as redemption was not considered probable.

The following table presents changes in redeemable noncontrolling interest as of September 30, 2026:

(in thousands)
Balance at December 31, 2025	$—
Issuance of noncontrolling interest in subsidiary	89,116
Net loss attributable to redeemable noncontrolling interest	(5,472)
Foreign currency translation adjustment attributable to redeemable noncontrolling interest	(3,264)
Balance at September 30, 2026	$80,380

NOTE 12 – STOCK-BASED COMPENSATION

2018 Equity Incentive Plan

The Company’s Amended and Restated 2018 Equity Incentive Plan (the “2018 Plan”) provides for the issuance of stock options, restricted stock, restricted stock units (“RSUs”), preferred stock and other awards to employees, directors, consultants and other service providers.

In June 2026, the Company’s stockholders approved an amendment to the 2018 Plan that increased the number of shares authorized for issuance thereunder by 18,000,000 shares. As of September 30, 2026, the Company had an aggregate of 30,815,651 shares of common stock reserved for future issuance under the 2018 Plan.

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

A summary of the Company’s service-based RSU activity is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2025	7,644,581	$15.50
Granted	7,582,014	8.43
Forfeited	(2,781,666)	11.88
Vested	(4,201,343)	13.37
Nonvested at September 30, 2026	8,243,586	$11.30

As of September 30, 2026, there was approximately $41.8 million of aggregate unrecognized stock-based compensation related to unvested service-based RSUs that is expected to be recognized over the next 2.4 years.

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

A summary of the Company’s PSU activity is as follows:

	Number of PSUs	Weighted Average Grant Date Fair Value (1)
Nonvested at December 31, 2025	3,798,141	$20.38
Granted	6,892,260	9.35
Forfeited	(1,528,723)	13.04
Vested	(2,574,152)	26.29
Nonvested at September 30, 2026	6,587,526	$8.23

(1) Weighted average grant date fair value reflects the incremental impact of the Company’s modified 2024 LTIP awards, which resulted in a 200% achievement of the target level as of the December 2024 modification date.

As of September 30, 2026, there was approximately $79.8 million of aggregate unrecognized stock-based compensation related to unvested PSUs that is expected to be recognized over the next 1.7 years.

Subsidiary Stock-based Compensation

In connection with the Exaion acquisition, a management incentive plan (the “Exaion MIP”) was authorized to incentivize certain employees of Exaion and align their interests with the Company’s strategic objectives by providing for the grant of shares of Exaion up to a maximum of 10.2% of Exaion’s fully diluted share capital.

As of September 30, 2026, no awards had been granted under the Exaion MIP, and no compensation cost has been recognized.

Stock-based Compensation Expense

The following table presents a summary of the Company’s stock-based compensation expense, by award type:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Performance-based restricted stock units	$27,617	$14,358	$65,954	$73,891
Restricted stock units	829	24,108	41,256	68,346
Total stock-based compensation expense	$28,446	$38,466	$107,210	$142,237

The following table presents information about stock-based compensation expense by financial statement line item on the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Operating and maintenance costs	$503	$425	$1,796	$1,214
General and administrative	27,805	37,652	102,142	139,439
Research and development	138	389	1,697	1,584
Restructuring costs (1)	—	—	1,575	—
Total stock-based compensation expense	$28,446	$38,466	$107,210	$142,237

(1) Represents stock-based compensation expenses recognized in connection with Project Pivot. Refer to Note 2 – Summary of Significant Accounting Policies, “Restructuring Costs,” for further information.

NOTE 13 – DEBT

The net carrying value of the Company’s outstanding debt as of September 30, 2026 and December 31, 2025, consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
December 2026 Notes	$48,077	$48,077
September 2031 Notes	300,000	300,000
March 2030 Notes	632,540	1,000,000
June 2031 Notes	291,584	925,000
August 2032 Notes	1,025,000	1,025,000
Bitcoin-collateralized loans	750,000	—
Previous Line of Credit	—	350,000
Total long-term debt	3,047,201	3,648,077
Less: unamortized original issue discount and debt issuance costs	(27,869)	(48,150)
Total debt less unamortized original issue discount and debt issuance costs	3,019,332	3,599,927
Less: long-term debt, current portion	(335,671)	(397,845)
Total long-term debt, net of current portion	$2,683,661	$3,202,082

As of September 30, 2026, the Company had $48.1 million of the remaining principal of the December 2026 Notes due upon maturity in December 2026. Additionally, as of September 30, 2026, the Company has classified the $291.6 million remaining principal of the June 2031 Notes as a current liability on the Condensed Consolidated Balance Sheets, as the holders’ option to require the repurchase of the notes at a repurchase price equal to 100% of the principal amount, becomes exercisable in June 2027.

The Company has historically accessed capital markets, refinanced existing debt and issued new debt; however, such financing may not always be available. As of September 30, 2026, the Company believes it has sufficient liquid resources, including cash and cash equivalents of $946.5 million and the fair value of the Company’s bitcoin holdings of $2.8 billion, including digital assets - receivable, net, to meet its current obligations.

Convertible Notes

The Company issued the following convertible senior notes (collectively, the “Convertible Notes”) in private offerings:

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

Extinguishment of Debt

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

December 2026 Notes Partial Extinguishment of Debt

On July 25, 2025, in connection with the issuance of the August 2032 Notes, the Company entered into a privately negotiated purchase agreement with certain holders of its December 2026 Notes to repurchase approximately $19.4 million principal amount of the December 2026 Notes. This repurchase is treated as an extinguishment of debt. The Company recorded a $1.0 million gain on extinguishment of debt based on the carrying value of the December 2026 Notes, cash paid and related transaction costs on the Condensed Consolidated Statements of Operations.

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

Bitcoin-collateralized Loans

On August 4, 2026, the Company entered into two bitcoin collateralized term loan facilities (collectively, the “bitcoin-collateralized loans”) with Coinbase Credit, Inc. (“Coinbase”) and Two Prime Lending Limited (“Two Prime”), with an aggregate principal amount of $750.0 million.

The Coinbase facility provides for a $450.0 million term loan, comprising of $300.0 million of incremental borrowings and the refinancing and consolidation of the Company’s existing $150.0 million 2026 Line of Credit (defined below) from Coinbase, into a single facility, collateralized by 11,250 bitcoin. The Coinbase facility bears interest at a floating rate equal to the arithmetic average of the upper and lower bounds of the target range for federal funds transactions plus 3.875% per annum and has a maturity date of August 2028, subject to one automatic one-year extension unless either party elects to cancel such extension.

The Two Prime facility provides for a $300.0 million term loan secured by 7,500 bitcoin as collateral, bears interest at a rate of 7.65% and has a maturity date of August 2028.

During the nine months ended September 30, 2026, the Company fully drew on both facilities. In connection with the bitcoin-collateralized loans, an aggregate of 18,750 bitcoin were pledged as collateral across the two facilities. Of the 18,750 bitcoin pledged, 14,497 bitcoin were newly transferred to the respective counterparties, comprising of 6,997 bitcoin transferred to Coinbase and 7,500 bitcoin transferred to Two Prime, with a fair value at the time of closing, of approximately $932.7 million. The remaining 4,253 bitcoin were already held by Coinbase as collateral under the 2026 Line of Credit, which was refinanced and consolidated into the Coinbase facility.

In connection with the bitcoin-collateralized loans, the Company must satisfy ongoing collateral maintenance requirements under each facility. If the value of posted collateral falls below the specified margin call limit, the Company must promptly post additional collateral or take such other action as may be available under the applicable facility to restore the required collateral ratio. Failure to maintain sufficient collateral constitutes an event of default under each facility, entitling the respective lender to exercise its remedies, including the right to liquidate pledged bitcoin. The bitcoin-collateralized loans contain representations and warranties and affirmative and negative covenants customary for financings of this type, as well as customary events of default.

As of September 30, 2026, 17,477 bitcoin were pledged as collateral in connection with the bitcoin-collateralized loans, reflecting collateral maintenance adjustments made during the period.

Subsequent to quarter end, the Company sold bitcoin and repaid in full all $750.0 million of borrowings under the bitcoin-collateralized loans. Refer to Note 18 – Subsequent Events, for further information.

Lines of Credit

In October 2024, the Company secured lines of credit (the “Original Line of Credit”), and in March 2025, the Company entered into a new line of credit (the “New Line of Credit”, and collectively with the Original Line of Credit, the “Previous Line of Credit”). In January 2026, the Company entered into an additional line of credit (the “2026 Line of Credit” and together with the Previous Line of Credit, the “Line of Credit”), with a new counterparty for total borrowings of $150.0 million, initially collateralized by 3,250 bitcoin. The 2026 Line of Credit bears interest at a rate of 7.0% per annum and has a maturity date of January 2027.

During the nine months ended September 30, 2026, the Company drew $150.0 million under the 2026 Line of Credit and concurrently transferred bitcoin to the counterparty as collateral with a fair value, at the time of transfer, of approximately $334.6 million. The Company used the proceeds of the 2026 Line of Credit, together with proceeds from bitcoin sales, to fully repay the outstanding borrowings under the Previous Line of Credit.

In August 2026, the existing 2026 Line of Credit was refinanced and consolidated into the Coinbase facility, which was accounted for as a debt modification. Accordingly, no gain or loss was recognized in connection with the modification. As of September 30, 2026, no borrowings remained outstanding and no additional borrowings were available under the 2026 Line of Credit.

The following table summarizes the Company’s remaining principal repayments on outstanding debt as of September 30, 2026:

Year	Remaining Payments (in thousands)
2026 (remaining)	$48,077
2027	291,584
2028	750,000
2029	—
2030	632,540
Thereafter	1,325,000
Total	$3,047,201

NOTE 14 – LEASES

As of September 30, 2026, the Company had operating and finance leases primarily for office space, mining facilities and land in the United States and internationally.

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

The following table presents the assets and liabilities related to the Company’s operating and finance leases as of September 30, 2026 and December 31, 2025:

(in thousands)		September 30, 2026	December 31, 2025
Assets	Balance Sheet Classification
Operating lease right-of-use (“ROU”) assets	Operating lease right-of-use assets	$45,671	$32,324
Finance lease ROU assets	Property and equipment, net	2,825	2,847
Total ROU assets		$48,496	$35,171

Liabilities
Current portion:
Operating lease liabilities	Operating lease liabilities, current portion	$4,352	$1,722
Finance lease liability	Finance lease liability, current portion	178	173
Long-term portion:
Operating lease liabilities	Operating lease liabilities, net of current portion	52,032	39,714
Finance lease liability	Finance lease liability, net of current portion	3,928	3,817
Total lease liabilities		$60,490	$45,426

Lease costs are recorded on a straight-line basis within operating expenses. The Company’s total lease expenses are comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Lease costs:
Operating lease cost	$1,664	$1,334	$4,689	$3,867
Finance lease cost:
Amortization of ROU asset (1)	7	7	22	22
Interest on lease liabilities	—	—	289	280
Short-term lease rent expense	51	70	130	342
Variable lease cost	34,896	30,586	109,328	72,099
Total rent expense	$36,618	$31,997	$114,458	$76,610

(1) Amortization of finance lease ROU asset is included in “Depreciation and amortization” on the Condensed Consolidated Statements of Operations.

Additional information regarding the Company’s leasing activities is as follows:

	Nine Months Ended September 30,
	2026	2025
Operating cash flows from operating leases	$1,384	$2,190
Operating cash flows from finance lease	289	280
Financing cash flows from finance lease	173	168

Weighted-average remaining lease term (in years):
Operating leases	16.7	19.7
Finance lease	94.5	95.5
Weighted-average discount rate:
Operating leases	7.2%	7.2%
Finance lease	7.2%	7.2%

The following table presents the Company’s future minimum lease payments as of September 30, 2026:

(in thousands)
Year	Operating Leases	Finance Lease
2026 (remaining)	$1,909	$—
2027	7,885	178
2028	7,840	183
2029	8,130	189
2030	8,268	194
Thereafter	60,601	88,714
Total	94,633	89,458
Less: Imputed interest	(38,249)	(85,352)
Present value of lease liability	$56,384	$4,106

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Commitments

Acquisitions and Partnerships

On February 26, 2026, the Company entered into a Strategic Agreement with Starwood to jointly develop, finance and operate AI and HPC infrastructure. Under the Strategic Agreement, the Company has committed to contribute certain sites to and retain up to 50% ownership interest in a newly formed joint venture. As of September 30, 2026, all sites continue to be deemed held by the Company and used in the Company’s operations, as none have advanced beyond the pre-development phase, and the other conditions required for contribution have not been satisfied. In addition, uncertainty remains regarding the timing of any potential contribution and the Company’s resulting retained ownership interests. Under the Strategic Agreement, the Company is responsible for funding all approved pursuit costs during the pre-development phase, with $136.3 million approved in the aggregate across all sites. As of September 30, 2026, the Company had incurred approximately $17.7 million in pre-development costs.

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

Additionally, on July 2, 2026 and amended September 21, 2026, the Company acquired all of the issued and outstanding membership interests of the Project Company from HIF for an aggregate purchase price of up to $600.0 million, structured as post-closing milestone payments. Refer to Note 3 – Acquisitions and Strategic Partnerships for further information.

Miners and Other Mining Equipment

As of September 30, 2026, the Company paid approximately $85.0 million in deposits and payments towards the purchase of miners and other mining equipment pursuant to new and existing purchasing agreements. As of September 30, 2026, remaining commitments of approximately $28.7 million were outstanding.

The Company contracts with service providers for hosting its equipment and operational support in data centers where its equipment is deployed. Under these arrangements, the Company expects to pay approximately $250.6 million in total payments over the next year and a half.

Contingent Consideration Liabilities

In connection with certain acquisitions, the Company may be required to make additional payments to the sellers contingent upon the occurrence of future events. As of September 30, 2026, the estimated fair value of total contingent consideration was approximately $25.3 million. Refer to Note 3 – Acquisitions and Strategic Partnerships, for further information.

The following table presents changes in the estimated fair value of the Company’s contingent consideration liabilities:

(in thousands)
Balance at December 31, 2024	$8,138
The Wind Farm acquisition	10,000
Change in fair value of contingent consideration	(4,380)
Balance at December 31, 2025	$13,758
Exaion acquisition	11,342
Change in fair value of contingent consideration	174
Balance at September 30, 2026	$25,274

Contingencies

Legal Proceedings

The Company from time to time may be subject to various claims, lawsuits and legal proceedings that arise from the ordinary course of business.

In accordance with ASC 450, Contingencies, if a loss contingency associated with the following legal matters are probable to be incurred and the amount of loss can be reasonably estimated, an accrual is recorded on the Condensed Consolidated Balance Sheets. As of September 30, 2026, the Company has determined that the liabilities associated with certain litigation matters are not expected to have a material impact on the Company’s Financial Statements.

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

On August 5, 2024, defendants moved to dismiss the amended complaint. On December 6, 2024, the motion to dismiss the amended class action complaint was fully briefed. On March 3, 2025, the United States District Court for the District of Nevada heard the Company’s motion to dismiss the amended complaint and granted the motion, while also granting the plaintiffs thirty days to amend their complaint to avoid permanent dismissal. On April 2, 2025, lead plaintiffs filed a second amended class action complaint. The Company moved to dismiss the second amended complaint on June 2, 2025. On September 10, 2025, the motion to dismiss the second amended complaint was fully briefed. A hearing on the Company’s motion to dismiss the second amended complaint was held on February 13, 2026. On March 31, 2026, the court dismissed this case with prejudice. On April 30, 2026, lead plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. Briefing in the appeal is expected to conclude on November 13, 2026.

Derivative Complaints

On June 22, 2023, a shareholder derivative complaint was filed in the Circuit Court of the 17th Judicial Circuit for Broward County, Florida, against certain current members of the Company’s board of directors and senior management, alleging claims for breach of fiduciary duty and unjust enrichment based on allegations substantially similar to those in the March 30, 2023 putative class action complaint in Moreno.

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

NOTE 16 - RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2026, the Company purchased Velaura Series V-A preferred stock for a purchase price of $8.4 million in connection with Velaura recapitalization and preferred stock financing. Additionally, during the nine months ended September 30, 2025, the Company converted $1.2 million from its previously outstanding Velaura SAFE investment into preferred stock and purchased additional shares of Velaura preferred stock for a purchase price of $20.0 million. As of September 30, 2026, the Company’s total investment holdings in Velaura was $93.8 million, reflecting purchases of preferred stock, the exercise of a warrant to acquire common stock and adjustments to the carrying value of the investment in accordance with ASC 321. The Company holds one seat on Velaura’s board of directors.

The Company did not advance any payments to Velaura for product purchases during the nine months ended September 30, 2026 and, as of September 30, 2026, had no remaining outstanding balance or commitment to

Velaura, as all previous committed amounts had been paid in full. During the nine months ended September 30, 2025, the Company advanced payments of $37.4 million to Velaura for product purchases, with an outstanding balance to be fulfilled of $32.1 million, as of September 30, 2025.

NOTE 17 – SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The following table provides supplemental disclosure of Condensed Consolidated Statements of Cash Flows information:

	Nine Months Ended September 30,
	2026	2025
Cash and cash equivalents	$946,545	$826,392
Restricted cash	12,000	12,000
Total cash, cash equivalents and restricted cash	$958,545	$838,392

Supplemental information:
Cash paid for income taxes	$3,295	$2,052
Cash paid for interest	26,462	104

Supplemental schedule of non-cash investing and financing activities:
Digital assets transferred from Digital assets, net of current portion	$1,426,672	$922,398
Digital assets transferred to Digital assets, net of current portion	484,995	229,453
Right-of-use asset obtained in exchange for new operating lease liabilities	13,249	6,537
Reclassifications from advances to vendor to property and equipment upon receipt of equipment	7,988	229,373
Property and equipment purchases in other assets	—	2,556
Contingent consideration from acquisition	11,342	10,000
Asset retirement obligation acquired	—	3,250
Dividends received from equity method investment	8,646	16,345
Distribution to noncontrolling interest	767	1,348

NOTE 18 – SUBSEQUENT EVENTS

Subsequent to quarter end, the Company sold 13,597 bitcoin for aggregate proceeds of approximately $1.1 billion and used $750.0 million of the proceeds to repay in full the outstanding bitcoin-collateralized loans. In connection with the repayments, all bitcoin previously pledged as collateral was returned to the Company.

On October 23, 2026, the Project Company, a subsidiary of the Company, replaced the $100.0 million security deposit previously posted under the HIF Amendment with a $100.0 million letter of credit issued by Goldman Sachs Bank USA.

On November 4, 2026, the Federal Energy Regulatory Commission (“FERC”) approved the Company’s previously announced acquisition of Long Ridge, finding the transaction consistent with public interest. FERC authorization satisfies a key regulatory condition to closing, which the Company expects to occur in the coming weeks, subject to the satisfaction of remaining customary closing conditions.

On November 9, 2026, the Board of Directors authorized a discretionary share repurchase program under which the Company may repurchase up to $500.0 million of the Company’s common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated or the context otherwise requires, references to “MARA,” “we,” “us,” “our” and the “Company” refer to MARA Holdings, Inc. and its consolidated subsidiaries.

You should read the following discussion and analysis together with our financial statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 (this “Quarterly Report”).

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

BUSINESS OVERVIEW AND TRENDS

Overview

MARA is a global energy-backed digital infrastructure enterprise. We acquire, develop and operate powered assets built to convert energy into high-value compute workloads. Bitcoin mining serves as the foundation of our business, providing flexibility and generating revenue at our sites while we develop high-value infrastructure. We have begun pursuing opportunities to expand our infrastructure capacity into adjacent high-value workloads, including artificial intelligence (“AI”), high-performance computing (“HPC”) and critical information technology (“IT”). We are vertically integrated across power, land and compute, with a portfolio of energized utility-scale power assets and nearly a decade of large-scale compute operating experience. As our expansion progresses, we intend to allocate capacity across workloads based on economics and demand to optimize asset utilization.

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
2.Build AI and digital infrastructure at scale. We are developing large-scale data center campuses, including co-located generation, land, water access and grid interconnection, to deliver capacity for training, inference and critical IT workloads, with the goal of increasing the proportion of revenue derived from these higher-value workloads.
3.Bitcoin mining is our foundation. Bitcoin mining remains the foundation of our platform, providing flexibility and generating revenue, and is the current primary monetization pathway for our energy assets. We intend to continue operating Bitcoin mining as a flexible, revenue-generating load across our sites while expanding our revenue base into AI, critical IT, and power markets over time.

As of September 30, 2026, our total energy portfolio consists of approximately 1.9 gigawatts (“GW”) of capacity across 19 data centers in North America, the Middle East, Europe, and Latin America. Subject to the closing of the pending Long Ridge acquisition and the full energization of the site in Matagorda County, Texas, we expect our potential portfolio of power capacity to expand to approximately 4.8 GW.

The term “Bitcoin” with a capital “B” is used to denote the Bitcoin protocol which implements a highly available, public, permanent, and decentralized ledger. The terms “bitcoin” with a lower case “b” and “BTC” are used to denote the digital asset, bitcoin.

Recent Developments

Highlights from the quarter ended September 30, 2026:

•On July 2, 2026, pursuant to a membership interest purchase agreement (the “Purchase Agreement”), we acquired MAT 1177 LLC (the “Project Company”) from HIF USA LLC (“HIF”), as seller (the “HIF Acquisition”). The Project Company holds rights to a site in Matagorda County, Texas (the “Site”) and rights under a letter agreement with an electric utility company to up to 2,000 megawatts (“MW”) of power capacity. On September 21, 2026, we amended the Purchase Agreement to revise certain milestones and related payments and subsequent to quarter end, replaced the $100.0 million security deposit posted with the electric utility company during the quarter in connection with the interconnection study with a $100.0 million letter of credit issued by Goldman Sachs Bank USA. The aggregate purchase price remains up to $600.0 million if all milestones are achieved. We intend to develop the Site into a large-scale digital infrastructure campus supporting high-performance computing and Bitcoin mining operations.

•On August 4, 2026, we entered into two bitcoin collateralized term loan facilities (collectively, the “bitcoin-collateralized loans”) with Coinbase Credit, Inc. (“Coinbase”) and Two Prime Lending Limited (“Two Prime”) with an aggregate principal amount of $750.0 million, consisting of $600.0 million of incremental borrowings and the refinancing of our existing $150.0 million borrowing with Coinbase (the “2026 Line of

Credit”). The facilities were initially collateralized by 18,750 bitcoin. Subsequent to quarter end, we repaid in full all $750.0 million of borrowings under the bitcoin-collateralized loans.

•During the quarter, we initiated a new restructuring plan (“Project Align”) to further streamline our operations and eliminate redundant functions, which included a workforce reduction, contract terminations and the write-off of certain long-lived assets no longer needed to support our strategic objectives.

•During the quarter, our majority-owned subsidiary, Exaion, entered into an agreement to provide dedicated GPU capacity to customers, marking its entry into the GPU-as-a-service market.

•Subsequent to quarter end, we received Federal Energy Regulatory Commission (“FERC”) approval for our Long Ridge acquisition, which we expect to close in the coming weeks. Upon closing, Long Ridge is expected to contribute significant Adjusted EBITDA.

•Subsequent to quarter end, our Board of Directors authorized a discretionary share repurchase program of up to $500.0 million of our common stock.

Bitcoin Mining Operations

During the nine months ended September 30, 2026, we mined 6,916 bitcoin, an increase of 128 bitcoin, or 2%, from the prior year period. The increase was primarily due to an improvement in fleet efficiency and the slight increase in blocks won compared to the prior year, partially offset by an increase in the global hashrate, resulting in higher network difficulty. In addition, our mining operations provide operational flexibility, as mining equipment can be rapidly deployed at newly energized sites to generate revenue as AI infrastructure is developed, maintaining productive utilization of our energy assets throughout the development cycle.

As of September 30, 2026, we owned approximately 435,000 mining rigs globally, including our share of mining rigs from our equity method investee, the Abu Dhabi Global Markets company (the “ADGM Entity”), with an energized hashrate of approximately 71.2 exahashes per second (“EH/s”). To stay competitive, we remain focused on strategically deploying additional mining rigs and scaling our operations, while managing our fleet as it ages along the obsolescence curve. In addition, we continuously evaluate strategic opportunities to support our growth strategy and seek to enhance operational efficiencies by utilizing efficient mining rigs and securing supply contracts.

On January 21, 2026, we acquired an operational data center in Central Nebraska, our second site in the region, with 35 MW of operational mining capacity and a nameplate capacity of 42 MW. The acquisition increased our total operational capacity in Central Nebraska by approximately 40% to 142 MW, expanding our owned infrastructure footprint and lowering our average cost to mine by adding low-cost, immediately operational capacity adjacent to our existing Nebraska operations. In the third quarter of 2026, we increased operational capacity at two of our owned sites: the newest Central Nebraska site expanded from 35 MW to its nameplate capacity of 42 MW, and our Central Ohio site doubled from 30 MW to 60 MW.

The following table presents our computing power and miner efficiency as of September 30, 2026 and 2025:

	As of September 30,
	2026	2025
Energized hashrate (1)	71.2	60.4
Miner efficiency (in joules per terahash) (2)	16.9	18.6
Total energy capacity (in GW) (3)	1.9	1.7

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

Bitcoin Value

Our revenues are generally comprised of block rewards earned in bitcoin as a result of successfully solving blocks, and transaction fees earned for verifying transactions in support of the blockchain. Historically, we have held bitcoin produced from our mining operations or purchased on the open market on our Condensed Consolidated Balance Sheets, and in 2025, we changed our digital asset management strategy to permit sales of bitcoin generated from operations. In 2026, we expanded the strategy to allow for sales of bitcoin held on our balance sheet. Accordingly, we may hold bitcoin for long-term investment purposes and may also sell bitcoin from time to time, as well as purchase bitcoin opportunistically, in each case subject to market conditions and our capital allocation priorities. During the nine months ended September 30, 2026, we sold approximately 26,984 bitcoin as part of our strategy to fund operations, support growth opportunities and manage liquidity.

As of September 30, 2026, we held approximately 34,012 bitcoin, including 19,260 bitcoin under our digital asset management strategy, on our Condensed Consolidated Balance Sheets, with a carrying value of approximately $2.8 billion. The fair value of our bitcoin may be materially impacted as the market value of bitcoin fluctuates. Management believes our recent investments, relative position and liquidity, support the execution of our long-term growth strategy.

The following table presents our total bitcoin holdings, including bitcoin under our digital asset management strategy, and the fair value per bitcoin:

	Quantity	Fair Value
September 30, 2026	34,012	$83,556
June 30, 2026	35,577	$58,524
March 31, 2026	35,303	$68,222
December 31, 2025	53,822	$87,498
September 30, 2025	52,850	$114,068

Energy Cost

Energy cost is the most significant cost driver for Bitcoin mining. Excluding energy costs at third-party hosted sites, energy costs represented 54.6% and 34.3% of our owned mining revenues for the three months ended September 30, 2026 and 2025, respectively, and 54.0% for the nine months ended September 30, 2026, from 35.4% in the prior year period. The increases were primarily driven by lower owned mining revenues resulting from a decline in bitcoin prices compared to the prior year period, and higher purchased energy costs as we expanded our owned mining operations. These increases were partially offset by improvements in miner fleet efficiency, which improved 9.0% to 16.9 joules per terahash as of September 30, 2026.

For the nine months ended September 30, 2026, we had access to power at approximately $0.04 per kilowatt hour (“kWh”) across our owned and operated sites. We believe this low-cost power support provides the economic foundation for each of our workloads across AI, HPC, critical IT, and Bitcoin mining. As of September 30, 2026, our total energy capacity was approximately 1.9 GW, and we believe that owning and controlling power at this scale allows us to allocate energy dynamically across workloads based on market conditions and demand, seeking to maximize the economic return on each megawatt under our control.

The following table presents our owned and operated facility statistics:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Owned Facilities Statistics
Purchased energy costs per BTC (1)	$39,674	$39,235	$39,445	$36,118

Supplemental Information
Total BTC produced during the period, in whole BTC at owned facilities	1,213	1,098	3,590	3,552
Average BTC per day, in whole BTC	13.2	11.9	13.2	13.0
Purchased energy costs per kWh (2)	$0.04	$0.04	$0.04	$0.04

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

In addition to energy costs incurred at our owned mining sites, third-party hosting and other energy costs remain a significant part of our overall cost structure and are subject to similar volatility and market dynamics. For the three months ended September 30, 2026 and 2025, these costs totaled $71.5 million and $75.7 million, respectively, and $210.7 million for the nine months ended September 30, 2026 from $212.9 million in the prior year period, reflecting both the expansion of our hosted mining operations and higher variable energy pricing at third-party facilities. Our hosting arrangements typically include energy charges, as well as maintenance and management fees for colocation and operational support. Such hosting arrangements have contractual commitments extending over the next year and a half and minimum future payments of approximately $250.6 million. Our most significant third-party hosting arrangements, representing approximately 29% of our total energy capacity, are scheduled to expire, beginning in the third quarter of 2027 and expected to fully conclude during the first quarter of 2028. These expirations are expected to eliminate third-party hosting costs and improve our cost per kWh over time as the arrangements expire.

Digital Asset Management

We hold bitcoin as a treasury asset and may, from time to time, lend it, use it in trading arrangements or pledge it as collateral for financing. In 2025, we changed our strategy to permit sales of bitcoin generated from operations and in 2026 we expanded this strategy to allow for sales of bitcoin held on our balance sheet. Accordingly, we may buy or sell bitcoin from time to time, subject to market conditions and our capital allocation priorities.

As of September 30, 2026, we held 34,012 bitcoin, of which 19,260 bitcoin, or approximately 57%, were loaned or pledged as collateral. The fair value of our bitcoin holdings increased approximately $884.3 million for the three months ended September 30, 2026, primarily due to an increase in the bitcoin market price from $58,524 at June 30, 2026 to $83,556 at September 30, 2026. For the nine months ended September 30, 2026, the fair value of our bitcoin holdings decreased by approximately $476.4 million. In both periods, we recognized interest income from our bitcoin lending activities and net investment income (loss) from our bitcoin trading activities.

The Company’s core digital asset management strategy is comprised of the following activities:

Treasury

We retain the majority of our bitcoin holdings as long-term treasury assets and may monetize a portion of our bitcoin holdings from time to time, including through sales of bitcoin held on our balance sheet. We hold our bitcoin across multiple custodial wallets to mitigate counterparty and concentration risk.

Lending

We have entered into lending arrangements with various counterparties to generate additional returns on our bitcoin holdings. As of September 30, 2026, we had loaned 1,408 bitcoin to various counterparties, which generated $2.5 million and $13.2 million of interest income for the three and nine months ended September 30, 2026, respectively. We assess counterparty creditworthiness before lending and periodically thereafter. Loaned bitcoin is generally subject to recall upon short notice.

Trading

Our digital asset management strategy includes bitcoin-denominated trades such as options, futures, swaps and spot transactions to generate additional returns on our bitcoin holdings.

Borrowing

In August 2026, we entered into two bitcoin-collateralized loans with Coinbase and Two Prime for an aggregate principal balance of $750.0 million, initially secured by 18,750 bitcoin. The Coinbase facility refinanced and consolidated our existing $150.0 million 2026 Line of Credit with Coinbase and provided $300.0 million of additional funding. The Coinbase facility bears interest at a floating rate equal to the arithmetic average of the upper and lower bounds of the target range for federal funds transactions plus 3.875% per annum. The $300.0 million Two Prime facility bears interest at a fixed rate of 7.65% per annum. The bitcoin-collateralized loans mature in August 2028.

As of September 30, 2026, 17,852 bitcoin were pledged as collateral, of which 17,477 bitcoin were secured in connection with the bitcoin-collateralized loans and the remaining 375 bitcoin were pledged for other bitcoin arrangements. In accordance with the collateral terms of the bitcoin-collateralized loans, a portion of the initially pledged bitcoin was returned to us due to the increase in the price of bitcoin.

Subsequent to quarter end, we sold 13,597 bitcoin for aggregate proceeds of approximately $1.1 billion, of which $750.0 million was used to repay in full the outstanding bitcoin-collateralized loans. Upon repayment, all previously pledged bitcoin was released.

The following tables summarize our capital appreciation and income generated from bitcoin holdings as it relates to our digital asset management strategy:

	Three Months Ended September 30, 2026
(in thousands)	Treasury	Lending	Trading	Borrowing	Total
Digital Asset Management
Change in fair value of bitcoin (1)	$420,786	$74,040	$—	$389,438	$884,264
Interest income (2)	—	2,516	—	—	2,516
Investment income, net (3)	—	—	3,277	—	3,277
Total	$420,786	$76,556	$3,277	$389,438	$890,057

	Three Months Ended September 30, 2025
(in thousands)	Treasury	Lending	Trading	Borrowing	Total
Digital Asset Management
Change in fair value of bitcoin (1)	$234,437	$54,520	$12,854	$41,485	$343,296
Interest income (2)	—	9,566	—	—	9,566
Investment loss, net (3)	—	—	(14,458)	—	(14,458)
Total	$234,437	$64,086	$(1,604)	$41,485	$338,404

(1) Change in fair value of bitcoin for the three months ended September 30, 2026 was a gain of $884.3 million and includes the “Change in fair value of digital assets” of $421.9 million, excluding $1.1 million related to other digital assets, resulting in $420.8 million attributable to bitcoin, plus the “Change in fair value of digital assets - receivable, net” of $463.5 million. Change in fair value of bitcoin for the three months ended September 30, 2025 was a gain of $343.3 million and includes the “Change in fair value of digital assets” of $234.2 million, excluding $0.2 million related to other digital assets, resulting in $234.4 million attributable to bitcoin, plus the “Change in fair value of digital assets – receivable, net” of $108.9 million.

(2) Interest income differs from the amount reported as “Interest income” on the Condensed Consolidated Statements of Operations, as it excludes $6.8 million and $8.1 million of interest earned on cash and cash equivalents for the three months ended September 30, 2026 and 2025, respectively.

(3) Investment income (loss), net is associated with the return from various bitcoin-denominated trades and is reported in “Other” on the Condensed Consolidated Statements of Operations.

	Nine Months Ended September 30, 2026
(in thousands)	Treasury	Lending	Trading	Borrowing	Total
Digital Asset Management
Change in fair value of bitcoin (1)	$(542,549)	$(152,556)	$—	$218,666	$(476,439)
Interest income (2)	—	13,167	—	—	13,167
Investment income, net (3)	—	—	6,704	—	6,704
Total	$(542,549)	$(139,389)	$6,704	$218,666	$(456,568)

	Nine Months Ended September 30, 2025
(in thousands)	Treasury	Lending	Trading	Borrowing	Total
Digital Asset Management
Change in fair value of bitcoin (1)	$687,662	$156,463	$14,465	$168,411	$1,027,001
Interest income (2)	—	22,691	—	—	22,691
Investment loss, net (3)	—	—	(20,379)	—	(20,379)
Total	$687,662	$179,154	$(5,914)	$168,411	$1,029,313

(1) Change in fair value of bitcoin for the nine months ended September 30, 2026 was a loss of $476.4 million and includes the “Change in fair value of digital assets” loss of $542.4 million, excluding $0.2 million related to other digital assets, resulting in a $542.5 million loss attributable to bitcoin, plus the “Change in fair value of digital assets - receivable, net” gain of $66.1 million. For the nine months ended September 30, 2025, change in fair value of bitcoin was a gain of $1.0 billion and includes the “Change in fair value of digital assets” of $686.1 million, excluding $1.6 million related to other digital assets, resulting in $687.7 million attributable to bitcoin, plus the “Change in fair value of digital assets - receivable, net” of $339.3 million.

(2) Interest income differs from the amount reported as “Interest income” on the Condensed Consolidated Statements of Operations, as it excludes $16.9 million and $16.6 million of interest earned on cash and cash equivalents for the nine months ended September 30, 2026 and 2025, respectively.

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

Digital Infrastructure Platform

Growing demand for AI, HPC, critical IT, and inference workloads is creating significant opportunities for companies that own and operate digital infrastructure at scale. With a portfolio of energized, low-cost power capacity that we own and operate, we believe we are well positioned to make strategic investments to extend our digital infrastructure platform, serve new categories of compute demand, and drive long-term shareholder value.

We are investing in our digital infrastructure to serve growing external demand for large-scale, power-dense compute capacity. Hyperscalers, enterprise AI customers, and cloud service providers require immediate access to energized sites with the operational expertise to support sustained, high-intensity workloads, capabilities that are central to our platform.

In February 2026, we acquired a majority interest in Exaion, a European company that develops and operates data centers and provides secure, private cloud and AI inference infrastructure, serving enterprise and regulated-industry customers through product lines that include: (i) virtual desktops; (ii) data security solutions; (iii) regulated AI inference solutions; and (iv) GPU-as-a-service, providing customers with access to dedicated GPU compute capacity. The acquisition expands our capabilities in digital infrastructure, enhances our ability to deliver secure and scalable compute and inference solutions to customers who require data sovereignty and control, and expands our presence in international markets where demand for private, domestically controlled AI compute is growing. For the nine months ended September 30, 2026, the impact of this acquisition on our consolidated results was not material.

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

In April 2026, we entered into a definitive agreement to acquire Long Ridge, a vertically integrated gas and power business located in Hannibal, Ohio, built around a 485 MW combined cycle gas turbine power plant operating at approximately 91% capacity factor, co-located with our existing Bitcoin mining site. The facility is interconnected with the PJM transmission network and anchored by vertically integrated natural gas supply through associated exploration and production operations, and we expect an all-in operating cost of approximately $15 per megawatt-hour. The combination of owned dispatchable generation, vertically integrated fuel, PJM interconnection, and co-located operational infrastructure, we believe, positions Long Ridge for development as an HPC campus capable of supporting sustained, power-intensive AI workloads at scale. We have received formal indications of interest from prospective investment-grade hyperscale tenants. On November 4, 2026, FERC approved our acquisition of Long Ridge, finding the transaction consistent with the public interest. FERC authorization satisfies a key regulatory condition to closing, which we expect to occur in the coming weeks, subject to the satisfaction of remaining customary closing conditions.

In July 2026, we extended our digital infrastructure strategy through the HIF Acquisition. The Project Company holds (i) rights under certain purchase and sale contracts to acquire land located in Matagorda County, Texas, (ii) title to an additional parcel of adjacent land, and (iii) rights under a letter agreement with an electric utility company relating to the provision of 2,000 MW of power capacity to the Site. We intend to develop the Site as a large-scale digital infrastructure campus capable of supporting HPC workloads, as well as flexible compute operations, including Bitcoin mining. Upon execution of a lease with a third-party tenant, HIF will retain a minority ownership interest in the Project Company. In connection with the interconnection study, we posted a $100.0 million security deposit with the electric utility company, which was replaced with a $100.0 million letter of credit in October 2026. Payment of the aggregate purchase price of up to $600.0 million is contingent on the achievement of certain milestones.

The Site’s interconnection to the Electric Reliability Council of Texas (“ERCOT”) grid is subject to ERCOT’s Batch Zero interconnection study process. On August 3, 2026, the Governor of the State of Texas directed the Public Utility Commission of Texas (“PUCT”) and ERCOT to complete a comprehensive verification and audit of all data center projects advancing through ERCOT’s interconnection process before any such project moves forward, and ERCOT has postponed certain Batch Zero milestones pending completion of that audit. Although the Batch Zero study is currently scheduled to be completed in the first half of 2027, the audit could delay that schedule. The outcome of the audit and the Batch Zero study will determine whether, when and on what terms power is allocated to the Site, and there can be no assurance that the Site will be allocated all or any portion of the 2,000 MW of power capacity contemplated by the letter agreement, or that any allocation will occur on the anticipated timeline.

We are pursuing two distinct pathways for our digital infrastructure platform. The Starwood joint ventures are intended to support hyperscale and large-scale compute workloads, while Exaion focuses on secure, private cloud and regulated enterprise compute. Long Ridge, when the acquisition is completed, and the Matagorda site are expected to support the hyperscale pathway: Long Ridge with owned, dispatchable generation and a low-cost power structure, and Matagorda, subject to the outcome of the ERCOT audit, Batch Zero study and related regulatory approvals, with large-scale capacity. These initiatives are supported by a platform organized around the workloads of: (i) AI and HPC, including training, inference, and agentic applications, (ii) critical IT load, including traditional enterprise applications, and (iii) Bitcoin mining. Each workload is supported by a common energy infrastructure layer composed of owned and operated generation, grid-connected capacity, and behind-the-meter supply.

We intend to operate our sites so they can shift between workloads based on economics, demand, and grid conditions, which we believe allows us to optimize utilization of our energy assets within a unified operating model, with Bitcoin mining remaining the foundation of our platform.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025

Revenues

	Three Months Ended September 30,		Change
(in thousands)	2026	2025	$	%
Bitcoin mining revenue	$158,957	$242,035	$(83,078)	(34)%
Other digital assets mining revenue	464	3,937	(3,473)	(88)%
Hosting services	—	1,177	(1,177)	(100)%
Other revenue	4,812	5,261	(449)	(9)%
Revenues	$164,233	$252,410	$(88,177)	(35)%

Supplemental Information
BTC produced during the period, in whole BTC (1)	2,247	2,144	103	5%
Average BTC per day, in whole BTC	24.4	23.3	1.1	5%
Average price of BTC mined, in whole dollars (2)	$71,688	$114,440	$(42,752)	(37)%
Number of blocks won	644	633	11	2%
Transaction fees as a percentage of total	0.7%	0.9%	(0.3)%	(29)%

(1) Includes 30 and 29 bitcoin representing our share of the equity method investee, the ADGM Entity, for the three months ended September 30, 2026 and 2025, respectively.

(2) “Average price of BTC” mined is calculated using Bitcoin mining revenue divided by the quantity of bitcoin produced during the period, excluding our share of the bitcoin produced for the equity method investee, the ADGM Entity.

We generated revenues of $164.2 million for the three months ended September 30, 2026, compared to $252.4 million in the prior year period. The $88.2 million, or approximately 35%, decrease in revenues was driven by a decrease in Bitcoin mining revenue and, to a lesser extent, a decrease in other digital assets mining revenue, other revenue and the wind-down of hosting revenue.

The $83.1 million decrease in Bitcoin mining revenue was primarily driven by a 37% decrease in the average price of bitcoin mined, which reduced revenue by approximately $94.8 million, partially offset by an $11.7 million increase in bitcoin production during the three months ended September 30, 2026.

Other digital assets mining revenue decreased 88%, primarily due to lower production resulting from our planned wind-down of digital asset mining activities other than bitcoin. Hosting revenue was eliminated for the three months ended September 30, 2026, following the expiration of the remaining hosting agreement in the first quarter of 2026.

Costs and operating expenses (income)

Purchased energy, Operating and maintenance and Third-party hosting and other energy costs

	Three Months Ended September 30,		Change
(in thousands)	2026	2025	$	%
Purchased energy costs	$48,124	$43,080	$5,044	12%
Operating and maintenance costs	21,481	26,310	(4,829)	(18)%
Third-party hosting and other energy costs	71,511	75,664	(4,153)	(6)%

Supplemental Information (in whole dollars)
Cost per Petahash per day (1)	$30.8	$31.3	$(0.5)	(2)%
Purchased energy costs per BTC (2)	$39,674	$39,235	$439	1%

(1) “Cost per Petahash per day” is calculated using Bitcoin mining costs attributable to purchased energy costs, third-party hosting and other energy costs and cash operating and maintenance costs, divided by the daily average operational hashrate online during the period, excluding our share of the hashrate for the equity method investee, the ADGM Entity, and share of hashrate from our noncontrolling interest, by a factor of 1,000. A decrease in Cost per Petahash per day reflects improved cost efficiency.

(2) “Purchased energy costs per BTC” is calculated as the amounts paid to power providers for power consumed divided by the quantity of bitcoin produced during the period related to our owned mining operations.

Purchased energy costs for the three months ended September 30, 2026 totaled $48.1 million compared to $43.1 million in the prior year period, an increase of $5.0 million, or approximately 12%. The increase was primarily driven by the growth of our owned mining operations through a site acquisition during the year and increased utilization of capacity at our newest Central Nebraska and our Central Ohio sites, partially offset primarily by weather-related downtime at certain of our Texas sites. As of September 30, 2026, our total energized hashrate increased 18% to 71.2 EH/s, primarily through improvements in miner efficiency. As a result, Cost per Petahash per day improved approximately 2%, from $31.3 to $30.8. Purchased energy costs per bitcoin for our owned mining sites slightly increased to $39,674 compared to $39,235 in the prior year period.

Operating and maintenance costs for the three months ended September 30, 2026 were $21.5 million compared to $26.3 million in the prior year period, a decrease of $4.8 million, or approximately 18%, primarily due to realized gains from energy derivative contracts and lower shipping costs, partially offset by higher site and miner repair and maintenance costs during the quarter.

Third-party hosting and other energy costs for the three months ended September 30, 2026 totaled $71.5 million compared to $75.7 million in the prior year period, a decrease of $4.2 million, or approximately 6%. These costs primarily consist of colocation services related to third-party hosted sites. The decrease was primarily due to the lower hosting costs, partially offset by higher energy consumption at certain third-party hosted sites. Our most significant third-party hosting arrangements, representing approximately 29% of our total energy capacity, are scheduled to expire, beginning in the third quarter of 2027 and expected to fully conclude during the first quarter of 2028. These expirations are expected to eliminate third-party hosting costs and improve our cost per kWh over time as the arrangements expire.

General and administrative

General and administrative expenses for the three months ended September 30, 2026 were $75.8 million compared to $85.3 million in the prior year period. The $9.5 million, or approximately 11%, decrease, was primarily driven by lower personnel costs, including the decrease in stock-based compensation, and professional fees, partially offset by general and administrative expenses attributable to Exaion following its acquisition in February 2026.

Stock-based compensation expense decreased by $9.8 million compared to the prior year period, primarily due to forfeitures of equity awards in connection with Project Align and lower expenses associated with our historical equity plans as the awards vested, partially offset by incremental expense related to equity awards granted under our new long-term incentive plan.

Depreciation and amortization

Depreciation and amortization for the three months ended September 30, 2026 totaled $150.9 million compared to $167.3 million in the prior year period. The $16.5 million, or approximately 10%, decrease was driven by lower depreciation as certain mining rigs reached the end of their useful lives.

Change in fair value of digital assets

We recognized a gain on digital assets of $421.9 million for the three months ended September 30, 2026 compared to a gain of $234.2 million in the prior year period, an increase of approximately $187.6 million primarily reflecting a larger increase in bitcoin prices during the quarter compared to the prior year period.

Change in fair value of derivative instrument

We recognized a loss on the change in fair value of derivative instrument of $19.0 million for the three months ended September 30, 2026 compared to a loss of $4.4 million in the prior year period. The change primarily relates to the remeasurement of the commodity swap contract acquired in the GC Data Center Acquisition, which meets the definition of a derivative instrument and is remeasured at fair value at the end of each reporting period. Changes in fair value were primarily driven by movements in electricity forward curve prices during the respective periods and the amendment of the commodity swap during the prior year, lowering the fixed electricity price.

Taxes other than on income

Taxes other than on income were $1.3 million for the three months ended September 30, 2026 compared to $2.4 million in the prior year period. Taxes other than on income consist primarily of property, sales and use taxes.

Early termination expenses

Early termination expenses of $5.0 million for the three months ended September 30, 2025 were related to the termination of a management agreement at one of our owned mining facilities, which subsequently transitioned to internal management. There were no such expenses in the current year period.

Research and development

Research and development expenses were $2.5 million for the three months ended September 30, 2026, compared to $8.7 million in the prior year period. The $6.2 million, or approximately 71%, decrease was primarily due to the absence of costs associated with certain technology initiatives that were exited as part of our previously disclosed restructuring plan in the third quarter of 2025, partially offset by continued investment in ongoing development initiatives supporting our strategic expansion, including activities at Exaion.

Restructuring costs

During the third quarter of 2026, management committed to and initiated a new restructuring plan, Project Align, to further streamline our operations, including consolidating certain functions with our majority-owned subsidiary, Exaion. Project Align included asset write-offs, contract terminations and workforce reductions, and resulted in restructuring costs of $19.0 million for the three months ended September 30, 2026. The plan is expected to reduce our ongoing operating costs and improve operating efficiencies by eliminating redundant functions. During the third quarter of 2025, management implemented a separate restructuring plan to reallocate technology resources to support data center initiatives and sovereign AI solutions. Restructuring costs incurred for the three months ended September 30, 2025 were $20.9 million, primarily consisting of asset write-off charges, contract termination expenses and facility exit costs.

Project Align was substantially completed during the quarter, with a remaining reserve of $10.1 million, primarily related to employee separation costs and contract terminations.

Other income

Change in fair value of digital assets - receivable, net

We recognized a gain on digital assets - receivable, net of $463.5 million for the three months ended September 30, 2026, compared to $108.9 million in the prior year period. The $354.6 million increase was primarily attributable to the increase in fair value of bitcoin loaned and pledged as collateral, including the additional bitcoin pledged in connection with our bitcoin-collateralized loans.

Equity in net earnings of unconsolidated affiliate

During the three months ended September 30, 2026, we recorded our share of net loss for our 20% interest in the ADGM Entity of $2.8 million, compared to a loss of $1.7 million in the prior year period. Our share of the ADGM Entity’s operating results included earnings from the production of 30 bitcoin and approximately $3.2 million of depreciation and amortization during the three months ended September 30, 2026, while in the prior year period, our share of the ADGM Entity’s operating results included earnings from production of 29 bitcoin and approximately $3.2 million of depreciation and amortization.

Interest income, Interest expense and Other

	Three Months Ended September 30,		Change
(in thousands)	2026	2025	$	%
Interest income
Interest income from loaned bitcoin	$2,516	$9,566	$(7,050)	(74)%
Interest income from cash and cash equivalents	6,752	8,123	(1,371)	(17)%
Total interest income	9,268	17,689	(8,421)	(48)%

Interest expense	(13,472)	(12,760)	(712)	(6)%
Other	(1,931)	115	(2,046)	(1,779)%

Interest income decreased by $8.4 million compared to the prior year period, primarily due to a reduction in bitcoin loaned under our digital asset management strategy and a lower average balance of cash and cash equivalents during the quarter. Interest expense increased by $0.7 million compared to the prior year period, primarily due to the interest expense associated with the bitcoin-collateralized loans entered into in August of 2026, partially offset by lower interest expense on our interest-bearing Convertible Notes.

Other expense of $1.9 million for the three months ended September 30, 2026 primarily reflected an increase in the allowance for credit losses resulting from additional bitcoin pledged as collateral in connection with the bitcoin-collateralized loans, partially offset by investment income from internal trading activities.

Income tax benefit (expense)

For the three months ended September 30, 2026, we recorded income tax benefit of $1.0 million, compared to an income tax expense of $37.7 million in the prior year period. The $1.0 million income tax benefit primarily reflects changes in pretax book income and loss during the periods, driven largely by fair value adjustments related to digital assets.

Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

Revenues

	Nine Months Ended September 30,		Change
(in thousands)	2026	2025	$	%
Bitcoin mining revenue	$501,185	$678,573	$(177,388)	(26)%
Other digital assets mining revenue	1,117	9,705	(8,588)	(88)%
Hosting services	1,085	3,492	(2,407)	(69)%
Other revenue	10,341	13,009	(2,668)	(21)%
Revenues	$513,728	$704,779	$(191,051)	(27)%

Supplemental Information
BTC produced during the period, in whole BTC (1)	6,916	6,788	128	2%
Average BTC per day, in whole BTC	25.3	24.9	0.5	2%
Average price of BTC mined, in whole dollars (2)	$73,048	$102,001	$(28,952)	(28)%
Number of blocks won	1,997	1,993	4	—%
Transaction fees as a percentage of total	0.7%	1.2%	(0.6)%	(48)%

(1) Includes 115 and 135 bitcoin representing our share of the equity method investee, the ADGM Entity, for the nine months ended September 30, 2026 and 2025, respectively.

(2) “Average price of BTC mined” is calculated using Bitcoin mining revenue divided by the quantity of bitcoin produced during the period, excluding our share of the bitcoin produced for the equity method investee, the ADGM Entity.

We generated revenues of $513.7 million for the nine months ended September 30, 2026, compared to $704.8 million in the prior year period. The $191.1 million, or approximately 27%, decrease in revenues was primarily driven by a decrease in Bitcoin mining revenue and, to a lesser extent, other digital assets mining revenue, hosting revenue and other revenue for the nine months ended September 30, 2026.

The $177.4 million decrease in Bitcoin mining revenue was primarily driven by a 28% decrease in the average price of bitcoin mined, which reduced revenue by approximately $192.6 million, partially offset by a $15.2 million increase in bitcoin production during the nine months ended September 30, 2026.

Other digital assets mining revenue decreased 88%, primarily due to lower production resulting from the wind-down of certain other digital asset mining activities other than bitcoin. Hosting services revenue decreased $2.4 million to $1.1 million for the nine months ended September 30, 2026, primarily due to the expiration of hosting agreements during the first quarter of 2026. Other revenues decreased $2.7 million, or approximately 21%, primarily due to elimination of certain management fee revenues, partially offset by revenues generated from Exaion and third-party software arrangements supporting our Bitcoin mining operations.

Costs and operating expenses (income)

Purchased energy, Operating and maintenance and Third-party hosting and other energy costs

	Nine Months Ended September 30,		Change
(in thousands)	2026	2025	$	%
Purchased energy costs	$141,606	$128,291	$13,315	10%
Operating and maintenance costs	79,018	68,466	10,552	15%
Third-party hosting and other energy costs	210,715	212,876	(2,161)	(1)%

Supplemental Information (in whole dollars)
Cost per Petahash per day (1)	$28.7	$29.5	$(0.9)	(3)%
Purchased energy costs per BTC (2)	$39,445	$36,118	$3,327	9%

(1) “Cost per Petahash per day” is calculated using Bitcoin mining costs attributable to purchased energy costs, third-party hosting and other energy costs and cash operating and maintenance costs, divided by the daily average operational hashrate online during the period, excluding our share of the hashrate for the equity method investee, the ADGM Entity, and share of hashrate from our noncontrolling interest, by a factor of 1,000. A decrease in Cost per Petahash per day reflects improved cost efficiency.

(2) “Purchased energy costs per BTC” is calculated as the amounts paid to power providers for power consumed divided by the quantity of bitcoin produced during the period related to our owned mining operations.

Purchased energy costs for the nine months ended September 30, 2026 were $141.6 million, compared to $128.3 million in the prior year period, an increase of $13.3 million, or approximately 10%. The increase was primarily driven by the expansion of our owned mining sites through acquisitions, the transition of hosted capacity to self-mining operations during the year, and the growth in our total hashrate to 71.2 EH/s. Cost per Petahash per day improved approximately 3%, from $29.5 to $28.7, compared to the prior year period. Purchased energy costs per bitcoin for our owned mining sites increased to $39,445, compared to $36,118 in the prior year period, as higher network difficulty, driven by growth in global hashrate, limited the increase in bitcoin production at our owned sites to 1% despite the expansion of our owned mining operations.

Operating and maintenance costs for the nine months ended September 30, 2026 were $79.0 million compared to $68.5 million in the prior year period, an increase of $10.6 million or approximately 15%, primarily due to an increase to site and miner repair and maintenance costs associated with the expansion of our mining fleet and timing of repairs, partially offset by realized gains from energy derivative contracts.

Third-party hosting and other energy costs for the nine months ended September 30, 2026 totaled $210.7 million compared to $212.9 million in the prior year period, a decrease of $2.2 million, or approximately 1%. The decrease was primarily due to lower costs at certain third-party hosted sites due to weather-related downtime throughout the year, partially offset by slightly higher energy consumption costs and the expansion of certain third-party hosted sites. Our most significant third-party hosting arrangements, representing approximately 29% of our total energy capacity, are scheduled to expire, beginning in the third quarter of 2027 and expected to fully conclude during the first quarter of 2028. These expirations are expected to eliminate third-party hosting costs and improve our cost per kWh over time as the arrangements expire.

General and administrative

General and administrative expenses were $277.4 million for the nine months ended September 30, 2026, compared to $264.1 million in the prior year period. The $13.3 million, or approximately 5%, increase was primarily attributable to Exaion-related general and administrative expenses, ongoing acquisition and integration costs and a one-time litigation settlement, none of which were present in the prior year period, partially offset by a lower stock-based compensation expense and lower professional fees.

Stock-based compensation expense decreased $37.3 million compared to the prior year period, primarily due to the reversal of stock-based compensation expense for forfeitures related to our 2026 Restructuring Plans (defined below) and lower expenses associated with our historical equity plans, partially offset by incremental expense related to equity awards granted under our new long-term incentive plan.

Depreciation and amortization

Depreciation and amortization for the nine months ended September 30, 2026 totaled $517.1 million compared to $487.0 million in the prior year period. The $30.1 million, or approximately 6%, increase was primarily driven by $48.2 million of accelerated depreciation related to the reassessment of expected future use of certain mining rigs, as well as the expansion of our mining fleet and owned infrastructure, partially offset by lower depreciation as certain mining rigs reached the end of their useful lives.

Change in fair value of digital assets

We recognized a loss on digital assets of $542.4 million for the nine months ended September 30, 2026 compared to a gain of $686.1 million in the prior year period. The $1.2 billion decrease was primarily attributable to the change in the price of bitcoin during the year and an overall decrease in our bitcoin holdings.

Change in fair value of derivative instrument

The fair value of the derivative instrument decreased for the nine months ended September 30, 2026 compared to the prior year period, primarily due to the movement in electricity forward curve prices during the respective periods.

Impairment of goodwill and other assets

Due to a severe storm, we experienced irreparable damage to certain mining equipment at one of our Central Texas mining sites and as such, recognized an impairment of $26.0 million for the nine months ended September 30, 2025. There were no such impairments in the current year period.

Taxes other than on income

Taxes other than on income were $5.3 million for the nine months ended September 30, 2026 compared to $7.9 million in the prior year period.

Early termination expenses

Early termination expenses of $5.0 million for the nine months ended September 30, 2025 were related to the termination of a management agreement at one of our owned mining facilities, which subsequently transitioned to internal management. There were no such expenses in the current year period.

Research and development

Research and development expenses were $17.9 million for the nine months ended September 30, 2026 compared to $26.6 million in the prior year period.

Restructuring costs

During the first quarter of 2026, management committed to and initiated a restructuring plan (“Project Pivot”) to reallocate resources toward AI initiatives and related critical IT. Under Project Pivot, we realigned our business operations and reduced our workforce by approximately 15%, resulting in expected annualized savings of $12.0 million. During the third quarter of 2026, management initiated a separate restructuring plan, Project Align (and, collectively with Project Pivot, the “2026 Restructuring Plans”) to further streamline our operations and consolidate certain functions with our majority-owned subsidiary, Exaion.

Restructuring costs for the nine months ended September 30, 2026 were $66.6 million, primarily consisting of $54.0 million related to the elimination of certain business activities, $6.9 million of employee-related separation costs and $5.6 million of contract terminations. As of September 30, 2026 the 2026 Restructuring Plans were substantially completed, and the remaining accrued restructuring liabilities were approximately $10.1 million.

Restructuring costs for the nine months ended September 30, 2025 were $20.9 million, primarily consisting of asset write-off charges, contract termination expenses and facility exit costs under a plan implemented in the third quarter of 2025.

Other income

Change in fair value of digital assets - receivable, net

We recognized a gain on digital assets - receivable, net of $66.1 million for the nine months ended September 30, 2026 compared to gain of $339.3 million in the prior year period. The $273.2 million decrease was primarily attributable to the fair value associated with our bitcoin loaned and pledged as collateral.

Net gain from extinguishment of debt

During the nine months ended September 30, 2026, we repurchased approximately $1.0 billion in aggregate principal amount of the March 2030 Notes and the June 2031 Notes, resulting in a $70.6 million gain from the extinguishment of debt. Additionally, during the nine months ended September 30, 2025, we repurchased approximately $19.4 million principal amount of the December 2026 Notes, resulting in a gain on extinguishment of debt of $1.0 million.

Equity in net earnings of unconsolidated affiliate

During the nine months ended September 30, 2026, we recorded our share of net loss for our 20% interest in the ADGM Entity of $7.8 million, compared to a $2.6 million loss in the prior year period. Our share of the ADGM Entity’s operating results included earnings from the production of 115 bitcoin and approximately $9.7 million of depreciation and amortization during the nine months ended September 30, 2026, while in the prior year period, our share of the ADGM Entity’s operating results included earnings from production of 135 bitcoin and approximately $9.5 million of depreciation and amortization.

Interest income, Interest expense and Other

	Nine Months Ended September 30,		Change
(in thousands)	2026	2025	$	%
Interest income
Interest income from lending bitcoin	$13,167	$22,691	$(9,524)	(42)%
Interest income from cash and cash equivalents	16,896	16,624	272	2%
Total interest income	30,063	39,315	(9,252)	(24)%

Interest expense	(30,456)	(35,536)	5,080	14%
Other	4,596	(2,920)	7,516	257%

Interest income decreased by $9.3 million compared to the prior year period, primarily due to a reduction in bitcoin loaned under our digital asset management strategy during the period. Interest expense decreased for the nine months ended September 30, 2026 compared to the prior year period, primarily due to the repayment of our prior credit facilities, partially offset by interest expense associated with our interest-bearing Convertible Notes and the bitcoin-collateralized loans.

Other income of $4.6 million for the nine months ended September 30, 2026 primarily reflected $6.7 million of investment income from internal bitcoin trading activities, partially offset by a $2.9 million increase in the credit loss reserve associated with bitcoin collateral balances and higher bitcoin prices.

Income tax benefit (expense)

For the nine months ended September 30, 2026, we recorded income tax benefit of $31.4 million, compared to an income tax expense of $127.0 million in the prior year period. The $31.4 million income tax benefit primarily reflects changes in pretax book income and loss during the periods, driven largely by fair value adjustments related to digital assets.

NON-GAAP FINANCIAL MEASURES

In order to provide a more comprehensive understanding of the information used by our management team in financial and operational decision-making, we supplement our Condensed Consolidated Financial Statements that have been prepared in accordance with GAAP with the non-GAAP financial measure of Adjusted EBITDA.

We define Adjusted EBITDA as (a) GAAP net income (loss) plus (b) adjustments to add back the impacts of (1) interest, (2) income taxes, (3) depreciation and amortization and (4) adjustments for non-cash and/or non-recurring items, which currently include (i) stock-based compensation expense, (ii) change in fair value of derivative instrument, (iii) impairment of goodwill and other assets, (iv) restructuring costs, (v) acquisition and integration costs, (vi) litigation settlement, (vii) net gain from extinguishment of debt, (viii) net gain on investments and (ix) early termination expenses.

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

The following table provides a reconciliation of GAAP net income (loss) to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net income (loss) attributable to common stockholders	$634,357	$123,128	$(1,234,947)	$398,164
Net income (loss) attributable to noncontrolling interests	(2,286)	6	(6,696)	(268)
Net income (loss)	632,071	123,134	(1,241,643)	397,896
Interest expense (income), net	4,204	(4,929)	393	(3,779)
Income tax expense (benefit)	(1,005)	37,678	(31,357)	127,010
Depreciation and amortization (1)	154,068	170,521	526,759	496,437
EBITDA	789,338	326,404	(745,848)	1,017,564
Stock-based compensation expense	28,446	38,466	105,635	142,237
Change in fair value of derivative instrument	18,952	4,422	61,766	(42,717)
Impairment of goodwill and other assets	—	—	—	26,253
Restructuring costs (2)	18,979	20,905	66,617	20,905
Acquisition and integration costs (3)	1,944	1,475	28,407	1,475
Litigation settlement (3)	—	—	10,200	—
Net gain from extinguishment of debt	—	(1,029)	(70,557)	(1,029)
Net gain on investments (4)	—	—	—	(12,429)
Early termination expenses	—	5,000	—	5,000
Adjusted EBITDA (5) (6)	$857,659	$395,643	$(543,780)	$1,157,259

(1) Includes approximately $3.2 million of depreciation and amortization for both the three months ended September 30, 2026 and 2025 and approximately $9.7 million and $9.5 million of depreciation and amortization for the nine months ended September 30, 2026 and 2025, respectively, representing our share in the results of our equity method investee, the ADGM Entity, reported in “Equity in net earnings of unconsolidated affiliate” on the Condensed Consolidated Statements of Operations.

(2) Includes approximately $1.6 million of stock-based compensation expense related to Project Pivot for the nine months ended September 30, 2026. There were no such expenses in the three months ended September 30, 2026.

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

(5) Excludes interest income earned from our bitcoin lending activities of $2.5 million and $9.6 million for the three months ended September 30, 2026 and 2025, respectively, and $13.2 million and $22.7 million for the nine months ended September 30, 2026 and 2025, respectively.

(6) Includes the combined change in fair value gain of digital assets and digital assets - receivable, net of $885.3 million and $343.1 million for the three months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026 and 2025, Adjusted EBITDA includes a combined fair value loss of $476.3 million and a combined fair value gain of $1.0 billion, respectively.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flows

The following table presents a summary of our cash flow activity for the nine months ended September 30, 2026 and 2025:

	For the Nine Months Ended September 30,
(in thousands)	2026	2025
Net cash used in operating activities	$(642,744)	$(577,980)
Net cash provided by (used in) investing activities	1,531,323	(622,662)
Net cash (used in) provided by financing activities	(483,304)	1,635,263
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,862)	—
Net increase in cash, cash equivalents and restricted cash	399,413	434,621
Cash, cash equivalents and restricted cash — beginning of period	559,132	403,771
Cash, cash equivalents and restricted cash — end of period	$958,545	$838,392

For the nine months ended September 30, 2026, cash, cash equivalents and restricted cash totaled $958.5 million at September 30, 2026, an increase of $399.4 million from December 31, 2025.

Operating Activities

Bitcoin produced and held on our Condensed Consolidated Balance Sheets is excluded from our cash flows from operating activities. As we monetize bitcoin, those proceeds are reflected as cash flows from investing activities.

Cash flows in connection with operating activities consisted of net loss for the nine months ended September 30, 2026, adjusted for non-cash and non-operating items, including depreciation and amortization, stock-based compensation expense, the loss on the fair value of digital assets and digital assets, receivable, net and other non-cash expenses, as well as changes in operating assets and liabilities.

Cash flows used in operating activities increased by $64.8 million for the nine months ended September 30, 2026, compared to the prior year period. This change was primarily due to a $230.0 million decline in net loss adjusted for non-cash and non-operating items, partially offset by a $165.3 million change in cash flows from operating assets and liabilities. The increase in cash used in operating activities was primarily driven by lower revenues and higher operating costs compared to the prior year period.

Investing Activities

Cash flows from investing activities resulted in a source of cash of $1.5 billion, primarily resulting from proceeds from the sale of approximately 26,984 bitcoin for $1.9 billion, at an average price of $71,123. The source of cash was partially offset by the purchase of property and equipment of $186.4 million, a $100.0 million security deposit for the interconnection study in connection with the HIF Acquisition, payment of $61.1 million to acquire Exaion and the Meerkat Acquisition, net of cash acquired and purchases of equity investments of $23.4 million. The Exaion and Meerkat acquisitions are expected to enhance our business by expanding our operational capacity and strengthening our presence in AI and critical IT.

Financing Activities

Cash flows from financing activities used $483.3 million, primarily from a partial repayment of our March 2030 and June 2031 Notes of $912.8 million and the repayment of previous lines of credit of $350.0 million. For the nine months ended September 30, 2026, financing activities were partially offset by $600.0 million of incremental borrowings under our bitcoin-collateralized loans; these loans totaled $750.0 million, which included refinancing of the existing 2026 Line of Credit for $150.0 million.

Liquidity and Capital Resources

Our liquidity position is supported by cash and cash equivalents, our bitcoin holdings (including our ability to borrow against or monetize bitcoin) and access to our at-the-market (“ATM”) offering program. As of September 30, 2026, the combined value of cash and cash equivalents, excluding restricted cash, and digital assets, including bitcoin under our digital asset management strategy, totaled $3.8 billion, and our ATM facility had approximately $1.5 billion of capacity remaining. We believe our existing liquidity resources provide us with sufficient flexibility to meet our obligations and fund our growth initiatives over the next twelve months and beyond.

Sources of Liquidity

Cash and Cash Equivalents

As of September 30, 2026 cash and cash equivalents, excluding restricted cash, totaled $946.5 million. Approximately 11% of cash and cash equivalents were denominated in euros, held by our majority-owned subsidiary Exaion and contractually designated for use in its operations for the next year.

Bitcoin Holdings

At September 30, 2026, we held a total of 34,012 bitcoin on our Condensed Consolidated Balance Sheets, including 19,260 bitcoin under our digital asset management strategy, with a total fair value of $2.8 billion, based on the fair value of a single bitcoin of approximately $83,556.

At September 30, 2026, approximately 1,408 bitcoin were loaned to third parties to generate additional returns, and 17,852 bitcoin were pledged as collateral. Bitcoin activated under our digital asset management strategy is classified as “Digital assets - receivable, net” on the Condensed Consolidated Balance Sheets with a carrying value of $1.6 billion. The remaining 14,752 unrestricted bitcoin are classified as long-term assets under “Digital assets, net of current portion” on the Condensed Consolidated Balance Sheets with a fair value of $1.2 billion. Our holdings as of September 30, 2026 excluded 36 bitcoin held by our equity method investee, pending dividend to us.

Subsequent to quarter end, we repaid all $750.0 million outstanding under our bitcoin-collateralized loans, resulting in the return of 17,477 bitcoin previously pledged as collateral.

We actively manage our bitcoin holdings as both a long-term investment and a source of liquidity. For the nine months ended September 30, 2026, we sold approximately 26,984 bitcoin for $1.9 billion in proceeds. We sell bitcoin produced through our mining operations on an ongoing basis and may sell additional holdings from time to time, subject to market conditions and our capital allocation priorities, while also maintaining holdings for long-term investment purposes. Our $2.8 billion bitcoin position provides flexibility to support operations and pursue strategic opportunities.

At-the-Market Offering Program and Share Repurchase Program

In March 2025, we established our ATM facility with an initial capacity of $2.0 billion. Our only sales under the facility during the nine months ended September 30, 2026 occurred in July, when we sold 3,837,765 shares of common stock for an aggregate purchase price of $46.5 million, before commission and offering expenses of $0.2 million. As of September 30, 2026, approximately $1.5 billion remained available under the facility, providing us with meaningful optionality to access equity capital markets.

Subsequent to quarter end, our Board of Directors authorized a discretionary share repurchase program under which we may repurchase up to $500.0 million of our common stock.

Capital Requirements

Short-term Obligations

During the nine months ended September 30, 2026, we strengthened our Condensed Consolidated Balance Sheets and improved our near-term liquidity profile by repurchasing approximately $1.0 billion of our 0.00% convertible senior notes through privately negotiated transactions, consisting of approximately $367.5 million of our March 2030 Notes and approximately $633.4 million of our June 2031 Notes, and repaid $350.0 million of borrowings under previous lines of credit. Subsequent to quarter end, we further reduced our outstanding debt by repaying, in full all $750.0 million of borrowings under our bitcoin-collateralized loans.

As of September 30, 2026, we had $48.1 million of the remaining principal of the December 2026 Notes due upon maturity in December 2026 and we have classified the $291.6 million remaining principal of the June 2031 Notes as a current liability on the Condensed Consolidated Balance Sheets, as the holders’ option to require the repurchase of the notes at 100% of the principal amount, becomes exercisable in June 2027.

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

Our principal cash obligation under the Strategic Agreement consists of pre-development costs at the contributed sites. As of September 30, 2026, we incurred approximately $17.7 million of pre-development costs under the Strategic Agreement.

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

HIF Acquisition

In July 2026, we acquired the Project Company from HIF pursuant to the Purchase Agreement. The Project Company holds rights to the Site, which spans more than 1,200 acres in Matagorda County, Texas. The aggregate purchase price of up to $600.0 million is structured as a series of post-closing milestone payments. We intend to develop the Site as a large-scale digital infrastructure campus supporting HPC and Bitcoin mining operations, with expected access to up to 2,000 MW.

In September 2026, we entered into the First Amendment to the Purchase Agreement, which revised the milestone payment structure. Under the Purchase Agreement, as amended, milestone payments are tied to the receipt of certain regulatory approvals related to the interconnection of the Site, the Site being authorized to receive power, and upon execution of a lease relating to the Site, HIF will retain a minority interest in the Project Company.

During the quarter ended September 30, 2026, we posted a security deposit of $100.0 million to maintain our participation in the interconnection study for the power capacity contemplated for the Site, which was replaced with a $100.0 million letter of credit in October 2026.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of September 30, 2026, we had the following contractual obligations and commitments related to debt, leases and operating purchase obligations:

	Payments due by period
(in thousands)	Total	Short-term	Long-term
Convertible Notes (1)	$2,329,317	$346,277	$1,983,040
Bitcoin-collateralized loans (1)	863,400	56,700	806,700
Lease obligations (2)	184,091	8,106	175,985
Purchase agreements (3)	28,690	28,690	—
Other purchase obligations (3)	250,630	220,970	29,660
Total contractual obligations and commitments	$3,656,128	$660,743	$2,995,385

(1) Consists of principal and interest payments on the Convertible Notes and bitcoin-collateralized loans. Refer to Note 13 – Debt in the notes to our Condensed Consolidated Financial Statements, for further information. Subsequent to quarter end, we repaid in full all $750.0 million of the bitcoin-collateralized loans.

(2) Lease obligations refer to our operating and finance leases related to our data centers and office space. Refer to Note 14 – Leases in the notes to our Condensed Consolidated Financial Statements, for further information.

(3) Purchase agreements refer to our miner and other mining equipment agreements. Other purchase obligations consist of contracts for hosting our equipment and operational support in data centers where our equipment is deployed. Refer to Note 15 – Commitments and Contingencies in the notes to our Condensed Consolidated Financial Statements, for further information.

Acquisition and Development Commitments

Exaion

The transaction structure includes a potential future equity infusion of €110.0 million ($129.7 million based on the exchange rate at the acquisition date) in exchange for newly issued shares. Accordingly, we will account for the equity infusion prospectively if and when the commitment is fulfilled, through cash on hand. Refer to Note 3 – Acquisitions and Strategic Partnerships in the notes to our Condensed Consolidated Financial Statements, for further information.

Refer to the “Liquidity and Capital Resources” section for further information related to the Starwood Strategic Agreement, the Long Ridge acquisition and the HIF Acquisition, including expected funding requirements and related commitments.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than the additional market risk we have included herein, we are not aware of any material changes to our disclosures regarding market risks in connection with our bitcoin holdings. Refer to Part II, Item 7A of our Annual Report, which is incorporated herein by reference.

Market Price Risk of Bitcoin. The following sensitivity analysis supplements our discussion of bitcoin market price risk included in Part II, Item 7A of our Annual Report.

The fair value of our bitcoin may be materially impacted as the market value of bitcoin fluctuates. For illustrative purposes, a hypothetical $10,000 change in the market price of bitcoin would have resulted in an estimated change of $340.1 million and $528.5 million to our income (loss) before income taxes for the nine months ended September 30, 2026 and 2025, respectively. This sensitivity analysis is based on our bitcoin holdings and related fair value measurement as of that date and is provided solely to demonstrate the potential magnitude of bitcoin price volatility on our financial results. Actual results could differ materially depending on future market conditions, transaction activity and other factors affecting the fair value of digital assets.

Foreign Currency Exchange Rate Risk. As a result of our international operations, we are exposed to market risk from changes in foreign currency exchange rates. Our primary foreign currency exposures relate to the Euro, driven by our acquisition of a controlling interest in Exaion during the first quarter of 2026, a French entity specializing in HPC data centers and providing secure, private cloud and AI infrastructure. The results of Exaion’s operations are denominated in Euros and translated into U.S. dollars for inclusion in our Condensed Consolidated Financial Statements. As of September 30, 2026, approximately 11% of cash and cash equivalents were denominated in foreign currencies.

We do not currently enter into derivative instruments to hedge our foreign currency exposure, though we may consider doing so in the future as our international operations expand. Exchange rate fluctuations may impact our reported revenues, expenses, assets, and liabilities. The impact of foreign currency exchange rate fluctuations on our results of operations and financial position was not material for the nine months ended September 30, 2026.

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

Change in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The closing of the acquisition of Long Ridge is subject to a number of conditions that may not be satisfied or waived, including the accuracy of representations and warranties, compliance with covenants and the receipt of amendments or waivers under certain existing agreements of the sellers or their subsidiaries. We cannot guarantee that all required conditions will be satisfied or that the acquisition will be completed on the anticipated timeline, or at all. If the acquisition is not consummated by November 30, 2026 (which deadline may be extended to June 30, 2027 if certain regulatory conditions have not been satisfied by such date), we could be required to pay the sellers a termination fee of $75.0 million, which could materially and adversely affect our liquidity. Even absent a termination fee obligation, a failure to close could result in significant costs, management distraction and damage to our relationships with counterparties, employees and investors. Furthermore, the acquisition represents a key component of our digital energy infrastructure strategy, and a failure to consummate it would delay or prevent our planned expansion of power generation capacity and development of HPC and digital infrastructure at our Hannibal, Ohio campus, requiring us to identify and pursue alternative means of executing on our strategy, which may not be available on acceptable terms or at all.

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

Even if the acquisition is consummated, we may not realize the anticipated strategic and financial benefits, including expected accretion to profitability, expansion of our power generation capacity, which currently stands at 485 MW nameplate capacity and is expected to increase to 505 MW in the first half of 2027, and development of additional HPC and digital infrastructure at our Hannibal, Ohio campus. Integration may prove more difficult, costly or time-consuming than anticipated, and we may face unanticipated liabilities, regulatory challenges or operational disruptions. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and the market price of our securities.

Our ability to develop the Site depends on obtaining power and other approvals that may not be received on the anticipated timeline, or at all, which could adversely affect our business, financial condition and results of operations.

The milestones under the Purchase Agreement and our development of the Site are subject to a number of conditions that may not be satisfied or waived, including receipt of necessary regulatory approvals and the fulfillment of certain obligations by third parties. We cannot guarantee that all conditions will be satisfied or that the milestones will be achieved on the anticipated timeline, or at all. The results of the HIF Acquisition may differ significantly depending on which conditions, if any, are met. The Site’s interconnection to the ERCOT grid is subject to ERCOT’s Batch Zero interconnection study process. On August 3, 2026, the Governor of the State of Texas directed the PUCT and ERCOT to complete a comprehensive verification and audit of all data center projects advancing through ERCOT’s interconnection process before any such project moves forward, and ERCOT has postponed certain Batch Zero milestones pending completion of that audit. Although the Batch Zero study is currently scheduled to be completed in the first half of 2027, the audit could delay that schedule. The outcome of the audit and the Batch Zero study will determine whether, when and on what terms power is allocated to the Site, and there can be no assurance that the Site will be allocated all or any portion of the 2,000 MW of power capacity contemplated by the letter agreement, or that any allocation will occur on the anticipated timeline. The development of the Site represents a key component of our digital energy infrastructure strategy, and a failure of any one of these conditions would delay or prevent our planned development of HPC and digital infrastructure at the Site, requiring us to identify and pursue alternative means of executing on our strategy, which may not be available on acceptable terms or at all.

Under the Purchase Agreement, we may be required to pay up to $600.0 million in aggregate consideration for the Project Company. There can be no assurance that we will be able to secure financing on acceptable terms, or at all, which could prevent or delay our development of the Site and materially adversely affect our business and financial condition.

Even if the milestones are achieved, we may not realize the anticipated strategic and financial benefits, including the development of additional HPC and digital infrastructure. Development may prove more difficult, costly or time-consuming than anticipated, and we may face unanticipated liabilities, operational disruptions or regulatory challenges. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and the market price of our securities.

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

In addition, we have incurred, and may in the future incur, indebtedness secured by our bitcoin holdings. If bitcoin’s price drops significantly, we may face margin calls on our borrowings, requiring us to post additional collateral or risk liquidation of collateralized bitcoin. We also utilize convertible debt in our capital structure. In the event that holders of our convertible debt exercise conversion rights, we may be required to settle the principal amount of any converted notes in cash. If we do not have sufficient funds available to repay indebtedness when due, whether at maturity, by acceleration or upon conversion, or to post additional collateral upon the issuance of a margin call, we may be required to sell important strategic assets; refinance our existing debt; incur additional debt or issue common stock or other equity securities, which we may not be able to do on terms acceptable to us, in amounts sufficient to meet our needs, or at all. Our inability to service our debt obligations or refinance our debt could harm our business. Further, if we are unable to repay, refinance or restructure our secured indebtedness, the holder of such debt could proceed against the collateral securing the indebtedness. Refinancing our indebtedness may also require us to expense previous debt issuance costs or to incur new debt issuance costs.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Amended and Restated Bylaws

The information set forth in Item 5.03 below is included for the purpose of providing disclosure under “Item 5.03. Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year” of Form 8-K.

Item 5.03. Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year

On November 4, 2026, the Board of Directors (the “Board”) of MARA Holdings, Inc. (the “Company”) adopted amended and restated bylaws of the Company (the “A&R Bylaws”), effective immediately. The amendments, among other things:

•Establish advance notice procedures and disclosure requirements for stockholders proposing director nominations or other business at annual meetings and director nominations at special meetings at which directors are to be elected. These provisions include an annual meeting notice window generally between 90 and 120 days before the anniversary of the preceding year’s annual meeting, information and updating requirements concerning proposing stockholders and proposed nominees, nominee questionnaires and representations and requirements relating to the universal proxy rules. The amendments also reserve white proxy cards for the Board’s exclusive use.
•Require stockholder approval of any amendment to or repeal of the classified Board provisions by holders of a majority of the voting power of all shares entitled to vote thereon, rather than the generally applicable majority-of-votes-cast standard. The amendments also provide that changes to those provisions may not shorten an incumbent director’s term.
•Provide that the number of directors may be fixed or changed solely by the Board, rather than by the Board or stockholders, and that, subject to applicable law, vacancies and newly created directorships between stockholder meetings may be filled only by the remaining directors.
•Update provisions governing the calling, scheduling and conduct of stockholder and Board meetings, including expressly authorizing the Board to postpone, reschedule or cancel stockholder meetings.
•Conform provisions to Nevada law, including specifying a two-thirds voting power requirement for director removal, and make other ministerial, clarifying and conforming changes.

In connection with the adoption of the A&R Bylaws, the Company is updating the information concerning stockholder proposals and director nominations for its 2027 annual meeting of stockholders (the “2027 Annual Meeting”) previously disclosed in its 2026 proxy statement. Stockholders intending to nominate directors or bring other business before the 2027 Annual Meeting, other than proposals submitted for inclusion in the Company’s proxy materials pursuant to Rule 14a-8 under the Exchange Act, must deliver written notice to the Company’s Corporate Secretary at 1010 South Federal Highway, Suite 2700, Hallandale Beach, Florida 33009, no earlier than the close of business on February 18, 2027 and no later than the close of business on March 20, 2027. Close of business means 6:00 p.m. local time at the Company’s principal place of business. This notice window supersedes the previously disclosed March 23, 2027 deadline and is subject to the alternative timing provisions in the A&R

Bylaws if the 2027 Annual Meeting is advanced or delayed by more than 30 days from June 18, 2027. Stockholders must also comply with all other applicable requirements of the A&R Bylaws.

The January 7, 2027 deadline for submitting proposals pursuant to Rule 14a-8 remains unchanged. Stockholders intending to solicit proxies in support of director nominees other than the Board’s nominees must comply with the advance notice requirements and deadlines described above, including the March 20, 2027 notice deadline, and must also comply with the additional requirements of Rule 14a-19 under the Exchange Act.

The foregoing description is qualified in its entirety by reference to the full text of the A&R Bylaws, which are filed as Exhibit 3.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Share Repurchase Program

The information set forth in Item 8.01 below is included for the purpose of providing disclosure under “Item 8.01. Other Events” of Form 8-K.

Item 8.01. Other Events

On November 9, 2026, the Board authorized a share repurchase program under which the Company may repurchase up to $500 million of its outstanding common stock.

Under the program, the Company may repurchase its common stock from time to time, in amounts, at prices and at such times as the Company deems appropriate, subject to market conditions and other considerations. Repurchases may be executed through open market purchases, privately negotiated transactions, accelerated share repurchases and/or trading plans established pursuant to Rule 10b5-1 under the Exchange Act, in accordance with applicable securities laws and other legal requirements. The program does not obligate the Company to repurchase any particular amount of common stock and may be modified, suspended or terminated at any time.

Director and Officer Trading Plans and Arrangements

On August 7, 2026, Vicki Mealer-Burke, a member of the Board, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “10b5-1 Plan”). Ms. Mealer-Burke’s 10b5-1 Plan provides for the potential sale of up to 41,380 shares of the Company’s common stock between the first potential sale date on February 1, 2027 and the expiration of the 10b5-1 Plan on April 30, 2027.

On September 8, 2026, Salman Khan, the Company’s Chief Financial Officer, entered into a 10b5-1 Plan. Mr. Khan’s 10b5-1 Plan provides for the potential sale of up to 192,000 shares of the Company’s common stock between the first potential sale date on January 4, 2027 and the expiration of the 10b5-1 Plan on December 31, 2027. Mr. Khan’s existing 10b5-1 Plan will expire on December 31, 2026.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Provided Herewith
3.1	Restated Articles of Incorporation of the Company	Form 10-K	3/3/2025	3.1
3.2	Amended and Restated Bylaws of the Company				X
10.1*#	Membership Interest Purchase Agreement, dated as of July 2, 2026, by and among HIF USA LLC, Volt Texas LLC and MARA USA Corporation				X
10.2#
First Amendment to Membership Interest Purchase Agreement, dated as of September 21, 2026, by and among HIF USA LLC, Volt Texas LLC and (solely for the purposes of Section 14.14 of the Membership Interest Purchase Agreement) MARA USA Corporation
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

Date:	November 9, 2026

MARA HOLDINGS, INC.

		By:	/s/ Fred Thiel
		Name:	Fred Thiel
		Title:	Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

		By:	/s/ Salman Khan
		Name:	Salman Khan
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)